Form 10-Q
period 1996-03-31
GILLETT HOLDINGS INC
filed 1996-05-15
CIK 812011

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION B OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 1-9614

                            GILLETT HOLDINGS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               51-0291762
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                       NO.)

           POST OFFICE BOX 7
            VAIL, COLORADO                               81658
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
                OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (970) 845-2950

                               ----------------

   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

                                     NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

  As of May 1, 1996, 10,000,000 shares of Common Stock were issued and outstanding, of which 6,401,312 shares were Class 1 Common Stock and 3,598,688 shares were Class 2 Common Stock.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I
Item 1. Financial Statements...............................................  F-1
Item 2. Management's Discussion and Analysis of Financial Condition and Re-
 sults of Operations.......................................................    2
                                  PART II
Item 1. Legal Proceedings..................................................    5
Item 2. Changes in Securities..............................................    5
Item 3. Defaults Upon Senior Securities....................................    5
Item 4. Submission of Matters to a Vote of Security-Holders................    5
Item 5. Other Information..................................................    5
Item 6. Exhibits and Reports on Form 8-K...................................    6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1996 and September 30, 1995.... F-2
Consolidated Statements of Operations for the Six Months Ended March 31,
 1996 and 1995............................................................. F-3
Consolidated Statements of Operations for the Three Months Ended March 31,
 1996 and 1995............................................................. F-4
Consolidated Statements of Cash Flows for the Six Months Ended March 31,
 1996 and 1995............................................................. F-5
Notes to Consolidated Financial Statements................................. F-6

                             GILLETT HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        MARCH 31,  SEPTEMBER 30,
                                                          1996         1995
                                                       ----------- -------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  8,235     $ 47,534
  Receivables.........................................    11,787        5,135
  Inventories.........................................     4,891        4,221
  Deferred income taxes (Note 4)......................     9,500        9,500
  Other current assets................................     1,717        3,716
                                                        --------     --------
Total current assets..................................    36,130       70,106
Property, plant, and equipment, net...................   208,094      205,151
Real estate held for sale.............................    49,834       54,858
Deferred charges and other assets.....................     7,423        6,106
Intangible assets.....................................    89,254       93,407
                                                        --------     --------
Total assets..........................................  $390,735     $429,628
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...............  $ 32,550     $ 35,605
  Income taxes payable (Note 4).......................        81           81
  Other current liabilities...........................       403        1,814
  Long-term debt due within one year (Note 3).........        63           63
                                                        --------     --------
Total current liabilities.............................    33,097       37,563
Long-term debt (Note 3)...............................   104,719      191,250
Other long-term liabilities...........................    12,437        3,821
Deferred income taxes (Note 4)........................    46,462       29,300
Commitments and contingencies (Note 6)................
Stockholders' equity (Notes 2 and 7):
  Common stock--
    Class 1 common stock, $.01 par value, 10,000,000
     shares authorized, 6,401,312 and 6,408,846 shares
     issued and outstanding as of March 31, 1996 and
     September 30, 1995, respectively.................        64           64
    Class 2 common stock, $.01 par value, 15,000,000
     shares authorized, 3,598,688 and 3,471,992 shares
     issued and outstanding as of March 31, 1996 and
     September 30, 1995, respectively.................        36           35
  Additional paid-in capital..........................   137,649      135,660
  Retained earnings...................................    56,271       31,935
                                                        --------     --------
Total stockholders' equity............................   194,020      167,694
                                                        --------     --------
Total liabilities and stockholders' equity............  $390,735     $429,628
                                                        ========     ========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             GILLETT HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       SIX
                                                                     MONTHS
                                                          SIX         ENDED
                                                        MONTHS      MARCH 31,
                                                         ENDED        1995
                                                       MARCH 31,  (AS RESTATED-
                                                         1996        NOTE 2)
                                                      ----------- -------------
Net revenues:
 Resort.............................................. $   118,205  $  108,810
 Real estate.........................................      33,036       7,561
                                                      -----------  ----------
Net revenues.........................................     151,241     116,461
Operating expenses:
 Resort..............................................      60,951      54,814
 Real estate.........................................      27,537       8,613
 Corporate expenses..................................       1,456       3,253
                                                      -----------  ----------
 Operating expenses excluding depreciation and
  amortization.......................................      89,944      66,680
 Depreciation........................................       5,716       5,439
 Amortization of intangible assets...................       3,392       3,370
                                                      -----------  ----------
Total operating expenses.............................      99,052      75,489
                                                      -----------  ----------
Income from operations...............................      52,189      40,972
Other income (expense):
 Investment income...................................         855       1,900
 Interest expense (Note 3)...........................    (10,424)     (10,930)
 Other...............................................       (663)         974
                                                      -----------  ----------
Income before income taxes...........................      41,957      32,916
Provision for income taxes (Note 4)..................      17,622      14,062
                                                      -----------  ----------
Net income........................................... $    24,335  $   18,854
                                                      ===========  ==========
Income per common share (Note 2):
   Net income........................................ $      2.36  $     1.84
                                                      ===========  ==========
   Weighted average shares outstanding...............  10,292,434  10,265,479
                                                      ===========  ==========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             GILLETT HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      THREE
                                                                     MONTHS
                                                        THREE         ENDED
                                                       MONTHS       MARCH 31,
                                                        ENDED         1995
                                                      MARCH 31,   (AS RESTATED-
                                                        1996         NOTE 2)
                                                     -----------  -------------
Net revenues:
 Resort............................................. $    86,023   $   79,348
 Real estate........................................       5,209        1,272
                                                     -----------   ----------
Net revenues........................................      91,232       80,620
Operating expenses:
 Resort.............................................      38,289       32,176
 Real estate........................................       3,911        2,022
 Corporate expenses.................................         590        1,819
                                                     -----------   ----------
 Operating expenses excluding depreciation and
  amortization......................................      42,790       36,017
 Depreciation.......................................       2,677        2,640
 Amortization of intangible assets..................       1,695        1,763
                                                     -----------   ----------
Total operating expenses............................      47,162       40,420
                                                     -----------   ----------
Income from operations..............................      44,070       40,200
Other income (expense):
 Investment income..................................         403        1,148
 Interest expense (Note 3)..........................     (4,158)       (4,859)
 Other..............................................       (591)          809
                                                     -----------   ----------
Income before income taxes..........................      39,724       37,298
Provision for income taxes (Note 4).................     (16,672)     (15,698)
                                                     -----------   ----------
Net income.......................................... $    23,052   $   21,600
                                                     ===========   ==========
Income per common share (Note 2):
   Net income....................................... $      2.24   $     2.11
                                                     ===========   ==========
   Weighted average shares outstanding..............  10,292,434   10,258,926
                                                     ===========   ==========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             GILLETT HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        SIX
                                                                      MONTHS
                                                           SIX         ENDED
                                                         MONTHS      MARCH 31,
                                                          ENDED        1995
                                                        MARCH 31,  (AS RESTATED-
                                                          1996        NOTE 2)
                                                        ---------  -------------
Cash flows from operating activities:
 Net income............................................ $ 24,336     $ 18,854
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.......................    9,108        8,809
   Deferred compensation payments in excess of expense.     (456)        (737)
   Noncash cost of real estate sales...................   21,735        5,424
   Noncash compensation related to stock grants (Note
    7).................................................                   816
   Deferred financing costs amortized..................      124          124
   (Gain) loss on disposal of fixed assets.............       (6)         151
   Deferred income taxes (Note 4)......................   17,162       13,786
 Changes in assets and liabilities:
   Accounts receivable, net............................   (6,652)      (8,364)
   Inventories.........................................     (670)      (2,483)
   Accounts payable and accrued expenses...............   (2,599)       8,328
   Other assets and liabilities........................    1,241       (3,876)
                                                        --------     --------
     Net cash provided by operating activities.........   63,323       40,832
Cash flows from investing activities:
 Capital expenditures..................................  (15,791)     (14,605)
 Purchase of marketable securities.....................               (34,000)
 Investment in joint venture...........................     (300)        (213)
 Other.................................................                   275
                                                        --------     --------
     Net cash used in investing activities.............  (16,091)     (48,543)
Cash flows from financing activities:
 Proceeds from borrowings under long-term debt.........   40,000      151,000
 Payments on long-term debt............................ (126,531)    (209,885)
                                                        --------     --------
     Net cash used in financing activities.............  (86,531)     (58,885)
                                                        --------     --------
Net decrease in cash and cash equivalents..............  (39,299)     (66,596)
Cash and cash equivalents:
 Beginning of period...................................   47,534       83,015
                                                        --------     --------
 End of period......................................... $  8,235     $ 16,419
                                                        ========     ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                            GILLETT HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1996 AND SEPTEMBER 30, 1995

1. BASIS OF PRESENTATION

  Gillett Holdings, Inc. ("GHI"), is organized as a holding company and operates through various subsidiaries. GHI and its subsidiaries (the "Company") are in a single business, the ownership and operation of ski resorts. Vail Holdings, Inc. and its subsidiaries ("Vail Associates") operate one of the world's largest skiing facilities on Vail Mountain, Beaver Creek Mountain and Arrowhead Mountain in Colorado and have related real estate operations.

  The accompanying consolidated financial statements reflect, in the opinion of the Company, all adjustments necessary to present fairly its financial position, results of operations and cash flows for the interim periods. Results for such interim periods are not necessarily indicative of the results for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Inventories--Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

  Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method based on the following useful lives:

   Buildings and terminals.................................................   40
   Land improvements.......................................................   40
   Ski lifts...............................................................   15
   Ski trails..............................................................   20
   Machinery, equipment, furniture and fixtures............................ 3-12
   Automobiles and trucks..................................................  3-5

  The Company has Term Special Use Permits which allow it to operate ski lifts, trails, and related activities on United States Forest Service land. These permits expire in 2031 for Vail Mountain and 2006 for Beaver Creek Mountain.

  Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to income over the respective original lives of the applicable long-term debt and is included as an other expense.

  Intangible Assets--During the three and six month periods ended March 31, 1995 in previously issued financial statements, the Company amortized Reorganization Value in Excess of Amounts Allocable to Indentifiable Assets ("Excess Reorganization Value") on a straight line basis over 40 years. The Company believes that it was justified in using a 40 year amortization period under generally accepted accounting principles. The Securities and Exchange Commission, however, believes that Excess Reorganization Value should be amortized over a period of no more than 20 years. The Company has agreed to restate the previously issued financial statements for these periods to effect a 20 year amortization period for Excess Reorganization Value rather than a 40 year amortization period. The effect of this restatement was to increase amortization of intangible assets in the consolidated statements of operations for the three and six month periods ended March 31, 1995 by $262,000 and $524,000, respectively, and to reduce net income by $262,000 and $524,000, respectively. Net income per common share decreased by $.02 and $.04, respectively as a result of this restatement.

  The cost of other intangible assets with determinable lives is charged to operations based on their respective economic lives, which range from 7 to 40 years, using the straight line method.

                            GILLETT HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Revenue Recognition--Revenues are recognized as services are performed with the exception of real estate sales which are accounted for as follows:

    A. Profit is not recognized until title has been transferred.

    B. Profit is deferred if the receivable is subject to subordination until such time as all costs have been recovered.

    C. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract.

  The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest accrued on costs related to land under development, and other related costs (engineering, surveying, marketing, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred.

  Cost of Products Sold--The cost of products sold in the accompanying consolidated statements of operations includes the cost of real estate sold as well as the cost of products sold related to Vail Associates' food and retail operations.

  Common Stock--The Company's certificate of incorporation requires that if shares of Class 1 Common Stock are transferred by a holder to a person other than an affiliate of the holder, the shares transferred will be converted to an equal number of shares of Class 2 Common Stock. The certificate of incorporation also allows a holder of Class 1 Common Stock to voluntarily convert his shares of Class 1 Common Stock to an equal number of shares of Class 2 Common Stock. Through March 31, 1996, 989,491 shares of Class 1 Common Stock have been converted to shares of Class 2 Common Stock.

  Earnings (loss) per common share--Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock grants, warrants and options (see Note 7).

  Reclassifications--Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. LONG-TERM DEBT

  Long-term debt as of March 31 , 1996 and September 30, 1995 is summarized as follows (in thousands):

                                  MARCH 31, SEPTEMBER 30,
                                    1996        1995
                                  --------- -------------
      Senior Subordinated Notes,
       due June 30, 2002(a).....  $ 62,647    $117,147
      Industrial Development
       Bonds(b).................    37,903      37,903
      Vail credit facility(c)...     4,000      36,000
      Other.....................       232         263
                                  --------    --------
                                   104,782     191,313
        Less--current
         maturities.............        63          63
                                  --------    --------
                                  $104,719    $191,250
                                  ========    ========

                            GILLETT HOLDINGS, INC.

3. LONG-TERM DEBT--(CONTINUED)

- --------

(a) The Senior Subordinated Notes are unsecured, bear interest at 12 1/4% and mature on June 30, 2002. The Company, pursuant to the covenants in the Senior Subordinated Indenture (the "Indenture"), may not incur additional indebtedness unless expressly permitted in the Indenture; make certain Restricted Payments (as defined in the Indenture); sell assets of the Company or its subsidiaries unless within the guidelines set forth in the Indenture; engage in certain transactions with affiliates; or make certain acquisitions in excess of specific limitations.

(b) The Industrial Development Bonds mature in August 2009 with interest payable semiannually at 8%.

(c) The Company refinanced its previous credit facility on March 31, 1995. The new credit facility (the "Credit Facility") provides for total availability of $135,000,000, which is comprised of a $105,000,000 Revolver ("Facility A") and a $30,000,000 Revolver ("Facility B"). Facility A requires that no more than $75,000,000 be outstanding for a 30 day period each year. Due to the long term nature of Facility A, all amounts outstanding are considered to be noncurrent liabilities. The maximum borrowings available under Facility A will be reduced by $25,000,000 on March 31, 1999 with all outstanding principal due on March 31, 2000. No borrowings under Facility B are permitted unless the maximum borrowings under Facility A are outstanding. The maximum borrowings available under Facility B will be reduced by $10,000,000 on March 31, 1997 and further reduced by an additional $10,000,000 on March 31, 1998 with all outstanding principal due on March 31, 1999. Interest on outstanding advances under the Credit Facility is payable monthly or quarterly at rates based upon either LIBOR plus a margin (ranging from .75% to 1.75%) or prime plus a margin (up to .25%). These rates fluctuate depending on the ratio of funded debt to resort cash flow as defined in the Credit Facility. The Company is also required to pay an unused commitment fee ranging from .25% to .375%.

   The Credit Facility is available for the seasonal working capital needs of the Company and for capital expenditures and other general corporate purposes, including the issuance of up to $50,000,000 of letters of credit ("LOC"). Of the $50,000,000 of LOC availability, approximately $42,000,000 will ultimately be used to credit enhance the Smith Creek Metropolitan District revenue bonds (see Note 6). The Company currently has $27,581,000 of LOC's outstanding related to this credit enhancement and is using approximately $6,097,000 of LOC's for other Vail Associates corporate purposes. Fees for LOC's outstanding are payable when LOC's are issued at rates ranging from .875% to 1.875%. Vail Associates is permitted under the Credit Facility to make 1) quarterly dividend payments to the Company in the amount of net cash proceeds from real estate sales, 2) annual dividend payments (payable in March and April each year) based upon annual excess cash flow excluding cash proceeds from real estate sales, and 3) management fee payments not to exceed $3,000,000 per year. The Credit Facility and the Industrial Development Bonds (see (b) above) are secured by the stock of the subsidiaries of Vail Associates, Inc. and the Term Special Use Permits granted by the United States Forest Service (see Note 2).

4. INCOME TAXES

  The Company utilizes the liability method to account for income taxes as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The Company files a consolidated federal income tax return along with its wholly owned subsidiaries.

  At October 8, 1992 (the "Effective Date"), the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $575 million ("Effective Date NOLs"). Due to discharge of indebtedness income relating to the restructuring, these NOLs were reduced by $214 million. Pursuant to
Section 382 of the Internal Revenue Code (IRC), due to the change in control of the Company as described in Note 1, the Company will be limited in its use of these NOLs which existed on the Effective Date. The Company will be able to use Effective Date NOLs to the extent of approximately $8 million per year in each of the 15 years subsequent to the Effective Date. In

                            GILLETT HOLDINGS, INC.

4. INCOME TAXES--(CONTINUED)

addition, the Company will be able to use Effective Date NOLs to the extent that built-in gains (excess of fair market value over tax basis at October 8, 1992) are recognized on asset sales which occur through October 8, 1997. Accordingly, at October 8, 1992 the financial statements reflected the benefit of the expected use of $120 million of Effective Date NOLs. As the likelihood is low that the Company will be able to recognize a significant portion of the remaining Effective Date NOLs, the accompanying financial statements do not recognize any benefits related to the remaining Effective Date NOLs, except to the extent realized. To the extent any additional tax benefits from these Effective Date NOLs are recognized, there will be a reduction to the reorganization value in excess of amounts allocable to identifiable assets recorded at October 8, 1992. During the years ended September 30, 1995 and 1994, the Company recognized the benefit of Effective Date tax attributes which were recorded as reductions to the reorganization value in excess of amounts allocable to identifiable assets of $278,000 and $2,764,000, respectively. At September 30, 1995, the Company has total federal NOL carryforwards of approximately $380 million for income tax purposes that expire in years 2002 through 2008, $65 million of which are not subject to any
Section 382 limitation.

  The Company has provided for income taxes in the accompanying statements of operations at the estimated effective income tax rates for fiscal 1996 and 1995, respectively.

5. RELATED-PARTY TRANSACTIONS

  Under the Company's debt instruments, the Company is permitted to pay up to $500,000 per year for management services and related expenses to an affiliate of the majority holder of the Company's common stock. This arrangement was approved by the Board of Directors of the Company in 1993. The Company recognized $125,000 and $250,000 of corporate expenses related to this arrangement during each of the three and six month periods ended March 31, 1996 and 1995, respectively.

6. COMMITMENTS AND CONTINGENCIES

  Vail Associates has effective control of the Beaver Creek Resort Company (Resort Company), a non-profit entity formed for the benefit of property owners in Beaver Creek. Vail Associates has agreed to relinquish its right to appoint certain directors effective December 31, 1995, and subsequent to that date may no longer have effective control of the Resort Company. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis without any profit. In accordance with a cash flow agreement, Vail Associates will fund the operating losses of the Resort Company, including debt service, until such time as the Resort Company's assessments enable it to fully meet its operating requirements. During fiscal years 1991 through 1995, the Resort Company was able to meet its operating requirements through its own operations.

  In March 1995, the Smith Creek Metropolitan District ("SCMD") and the Bachelor Gulch Metropolitan District ("BGMD") were organized as quasi-municipal corporations and political subdivisions of the State of Colorado. It is contemplated that the two districts will cooperate in the financing, construction and operation of basic public infrastructure serving the BGMD. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, emergency medical, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. The BGMD is located adjacent to the SCMD and covers an area of approximately 1,250 acres of land in an unincorporated portion of Eagle County, Colorado between the Beaver Creek and Arrowhead ski mountains. All of the land in the BGMD has received final approval by Eagle County for development as two

                            GILLETT HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

6. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

planned unit developments including various single family, two-family, cluster home and townhouse units and related uses. All of the land in the BGMD is currently owned by the Company. The Company is currently preparing to offer the land for sale to persons, including builders, who may construct up to 600 units of various dwelling types over the next several years.

  Of the $50 million of letter of credit availability under the Company's Credit Facility, (see Note 3), approximately $42 million will ultimately be used to credit enhance the SCMD revenue bonds in order to secure the timely payment of principal and interest on the bonds. Currently, SCMD has issued $26,000,000 of revenue bonds which have been credit enhanced with a $27,581,000 letter of credit issued under the Credit Agreement. The SCMD bonds are variable rate bonds which mature on October 1, 2035.

  In June, 1995, Vail Associates entered into an agreement with Cordillera Valley Club Investors Limited Partnership and Stag Gulch Partners to purchase 100 Cordillera Club memberships for resale to purchasers of residential lots. The obligation to purchase memberships is secured by a $4,400,000 Letter of Credit. As of March 31, 1996, Vail Associates has paid $850,000 in connection with this agreement and has resold memberships costing $807,500 to purchasers of residential lots.

7. STOCK GRANTS, OPTIONS AND WARRANTS

  Pursuant to an employment agreement, George N. Gillett, Jr. (GNG), the Company's Chairman and Chief Executive Officer, earned, as additional performance-based compensation over the three year period ending on October 8, 1995, 357,488 shares of Class 2 Common Stock, warrants (with an exercise price of $13.70 per share) for an additional 204,082 shares of Class 2 Common Stock and long-term stock options (with an exercise price of $23.67 per share, increasing 20% per year) for 582,404 shares of Class 2 Common Stock. These warrants, long-term stock options and shares of Class 2 Common Stock have all been issued to GNG.

  The Company has adopted a stock option plan pursuant to which options covering an aggregate of 1,022,755 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Options covering 896,650 shares of common stock have been issued to various key executives of Vail Associates. All of the options vest in equal installments over five years, with exercise prices ranging from $13.70 per share to $21.50 per share. As of March 31, 1996, 394,604 of these options were exercisable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the September 30, 1995 Form 10-K and the consolidated financial statements as of March 31, 1996 and September 30, 1995 and for the three and six month periods ended March 31, 1996 and 1995, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results.

SIX MONTHS ENDED MARCH 31, 1996 VERSUS SIX MONTHS ENDED MARCH 31, 1995

  Net revenues increased $34,780,000 (30%) for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995 due to increases in both resort revenues and revenues from real estate transactions. Resort revenues increased $9,395,000 (9%) due to both increased skier days and increased revenue per skier. Real estate revenues increased $25,475,000 (337%) due primarily to residential lot sales in the Strawberry Park development at the Beaver Creek Resort and commercial sales in Beaver Creek Village.

  Operating expenses, excluding depreciation and amortization, increased $23,264,000 (39%) for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995 due to increases in operating expenses related to both resort operations and real estate transactions. The increase in resort operations operating expenses of $6,137,000 (11%) corresponds to the increase in resort operations revenues. The increase in operating expenses related to real estate transactions of $18,924,000 (220%) results from the higher residential lot and commercial sales at the Beaver Creek Resort. Corporate expenses decreased $1,797,000 (55%) for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995 due primarily to the Company no longer incurring compensation expense related to stock grants subsequent to September 30, 1995 (see Note 7 to the consolidated financial statements), as well as other cost cutting measures.

  The increase in income from operations from $40,972,000 for the six months ended March 31, 1995 to $52,189,000 for the six months ended March 31, 1996 was attributable primarily to an increase in both resort operations revenues and residential lot and commercial sales at the Beaver Creek Resort, offset by related operating expenses.

  During the six months ended March 31, 1996 and 1995, the Company recorded interest expense of $10,424,000 and $10,930,000, respectively, which relates primarily to the interest on the Company's Senior Subordinated Notes and the Industrial Development Bonds and Credit Facility of Vail Associates. The decrease in interest expense from 1995 to 1996 is attributable to the redemptions of $30,000,000 principal amount of Senior Subordinated Notes on December 11, 1995 and $24,500,000 on February 2, 1996, offset by call premiums paid in connection with those redemptions (see "Liquidity and Capital Resources").

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

  Net revenues increased $10,612,000 (13%) for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to increases in both resort revenues and revenues from real estate transactions. Resort revenues increased $6,675,000 (8%) due to both increased skier days and increased revenue per skier. Real estate revenues increased $3,937,000 (310%) due to residential lot sales in the Strawberry Park development at the Beaver Creek Resort and commercial sales in Beaver Creek Village.

  Operating expenses, excluding depreciation and amortization, increased $6,773,000 (19%) for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due primarily to increases in operating expenses related to both resort operations and real estate transactions. The increase in resort operations operating expenses of $6,720,000 (21%) corresponds to the increase in resort operations revenues. The increase in operating expenses related to real estate transactions of $1,889,000 (93%) results from the higher residential lot and commercial sales at the Beaver Creek Resort. Corporate expenses decreased

$1,229,000 (68%) for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due primarily to the Company no longer incurring compensation expense related to stock grants subsequent to September 30, 1995 (see Note 7 to the consolidated financial statements), as well as other cost cutting measures.

  The increase in income from operations from $40,200,000 for the three months ended March 31, 1995 to $44,070,000 for the three months ended March 31, 1996 was attributable primarily to an increase in both resort operations revenues and residential lot and commercial sales at the Beaver Creek Resort, offset by related operating expenses.

  During the three months ended March 31, 1996 and 1995, the Company recorded interest expense of $4,158,000 and $4,859,000, respectively, which relates primarily to the interest on the Company's Senior Subordinated Notes and the Industrial Development Bonds and Credit Facility of Vail Associates. The decrease in interest expense from 1995 to 1996 is primarily attributable to the redemptions of $30,000,000 principal amount of Senior Subordinated Notes on December 11, 1995 and $24,500,000 on February 2, 1996, offset by the call premium paid in connection with the $24,500,000 redemption (see "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically provided funds for debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  At September 30, 1995, the Company had outstanding $117,147,000 of Senior Subordinated Notes maturing on June 30, 2002. On December 11, 1995 and February 2, 1996, the Company redeemed principal amounts of $30,000,000 and $24,500,000, respectively, of Senior Subordinated Notes pursuant to the optional redemption provisions of the Indenture. Under these provisions, the Company was required to pay a call premium in the amount of 5% of the principal redeemed for each of these redemptions. At March 31, 1996, the principal amount of Senior Subordinated Notes outstanding is $62,647,000. Cash to make debt service payments on the Senior Subordinated Notes will be provided to the Company through dividends or other payments from Vail Associates.

  Under the covenants in the Indenture the Company may not, among other things, incur additional indebtedness unless expressly permitted in the Indenture; make certain Restricted Payments (as defined in the Indenture); sell assets of the Company or its subsidiaries unless within the guidelines set forth in the Indenture; engage in certain transactions with Affiliates (as defined in the Indenture); or make certain acquisitions in excess of specific limitations. However, the Senior Subordinated Indenture does not restrict the Company and its subsidiaries from incurring additional indebtedness if the Company and its subsidiaries maintain a specified minimum ratio between earnings and debt service obligations. The Indenture also permits the Company and its subsidiaries to refinance outstanding indebtedness and to incur intercompany indebtedness, among other permitted indebtedness.

  Vail Associates has $41,200,000 of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrue interest at an 8% tax-exempt, fixed rate and mature on August 1, 2009. Interest is payable semi-annually on February 1 and August 1.

  Vail Associates also has a credit facility (the "Credit Facility") that provides for total availability of $135,000,000, which is comprised of a $105,000,000 Facility A Revolver and a $30,000,000 Facility B Revolver. The maximum borrowings available under Facility A will be reduced by $25,000,000 on March 31, 1999 with all outstanding principal due on March 31, 2000. No borrowings under Facility B are permitted unless the maximum borrowings under Facility A are outstanding. The maximum borrowings available under Facility B will be reduced by $10,000,000 on March 31, 1997 and further reduced by an additional $10,000,000 on March 31, 1998 with all outstanding principal due on March 31, 1999. Interest on outstanding advances under the Credit Facility is payable monthly or quarterly at rates based upon either LIBOR plus a margin (ranging from .75% to

1.75%) or prime plus a margin (up to .25%). These rates fluctuate depending on the ratio of funded debt to resort cash flow as defined in the Credit Facility. The Company is also required to pay an unused commitment fee ranging from .25% to .375%. The Credit Facility is available for the seasonal working capital needs of the Company and for capital expenditures and other general corporate purposes, including the issuance of up to $50,000,000 of letters of credit. Outstanding letters of credit at March 31, 1996 total $33,678,000. Vail Associates is permitted under the Credit Facility to make, to the Company, quarterly dividend payments in the amount of net cash proceeds from real estate sales, annual dividend payments, payable in March and April of each year, based upon annual Excess Cash Flow as defined in the Credit Facility, and management fee payments to a subsidiary of the Company not to exceed $3,000,000 per year. At September 30, 1995, borrowings outstanding under Facility A totalled $36,000,000. During the six months ended March 31, 1996, Vail Associates borrowed $40,000,000 under Facility A and repaid $72,000,000 resulting in an outstanding balance of $4,000,000 at March 31, 1996.

  Based on current levels of operations and anticipated growth and cash availability from Vail Associates, the Company does not anticipate that it will default on its obligations under any of its debt prior to maturity.

  Capital expenditures of the Company for the six months ended March 31, 1996 were $15,791,000, all of which relate to the resort and real estate activities of Vail Associates. These expenditures included infrastructure and other development costs for Bachelor Gulch and Arrowhead Villages and mountain improvements for Bachelor Gulch. The Company plans to make additional capital expenditures of approximately $54,000,000 in the second half of the fiscal year ending September 30, 1996, consisting primarily of real estate development costs and mountain improvements for Bachelor Gulch and Arrowhead, a redeveloped base area, two replacement ski lifts, and various other equipment. The Company plans to fund fiscal 1996 capital expenditures, as well as debt service and operating expenses, through a combination of existing cash balances, cash flow from operations and availability under the Credit Facility as discussed above.

  The Company believes that inflation during the past three years has had little effect on its performance and that any impact on costs has been largely offset by increased pricing.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES.

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  None.

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits

  The following exhibits are incorporated by reference to the documents indicated in parentheses which have previously been filed with the Securities and Exchange Commission.


                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
  2.1    Stock Purchase Agreement dated August 31, 1994 between
         Gillett Holdings, Inc. and PPC Acquisition Co., (with
         selected exhibits). (Incorporated by reference to
         Exhibit 2.1 of the report on Form 8-K of Gillett
         Holdings, Inc. for the reportable event occurring on
         August 31, 1994.)
  3.1    Amended and Restated Certificate of Incorporation filed
         with the Secretary of State of the State of Delaware on
         the Effective Date. (Incorporated by reference to
         Exhibit 3.1 of the Registration Statement on Form S-4
         of Gillett Holdings, Inc. (Registration No. 33-52854)
         including all amendments thereto.)
  3.2    Amended and Restated By-Laws adopted on the Effective
         Date. (Incorporated by reference to Exhibit 3.2 of the
         Registration Statement on Form S-4 of Gillett Holdings,
         Inc. (Registration No. 33-52854) including all
         amendments thereto.)
  4.1    Form of Senior Subordinated Indenture by and between
         Gillett Holdings, Inc., as Issuer, and the United
         States Trust Company of New York, as Trustee.
         (Incorporated by reference to Exhibit T3C to
         Registrant's Application for Qualification under the
         Trust Indenture Act of 1939 on Form T-3 filed September
         15, 1992, File No. 22-22538.)
  4.2    Form of Class 2 Common Stock Registration Rights
         Agreements between the Company and holders of Class 2
         Common Stock. (Incorporated by reference to Exhibit
         4.13 of the Registration Statement on Form S-4 of
         Gillett Holdings, Inc. (Registration No. 33-52854)
         including all amendments thereto.)
 10.1    Management Agreement by and between Beaver Creek Resort
         Company of Colorado and Vail Associates, Inc.
         (Incorporated by reference to Exhibit 10.1 of the
         Registration Statement on Form S-4 of Gillett Holdings,
         Inc. (Registration No. 33-52854) including all
         amendments thereto.)
 10.2    Forest Service Term Special Use Permit for Beaver Creek
         ski area. (Incorporated by reference to Exhibit 10.2 of
         the Registration Statement on Form S-4 of Gillett
         Holdings, Inc. (Registration No. 33-52854) including
         all amendments thereto.)
 10.3    Forest Service Special Use Permit for Beaver Creek ski
         area. (Incorporated by reference to Exhibit 10.3 of the
         Registration Statement on Form S-4 of Gillett Holdings,
         Inc. (Registration No. 33-52854) including all
         amendments thereto.)
 10.4    Forest Service Unified Permit for Vail ski area.
         (Incorporated by reference to Exhibit 10.4 of the
         Registration Statement on Form S-4 of Gillett Holdings,
         Inc. (Registration No. 33-52854) including all
         amendments thereto.)
 10.5(a) Employment Agreement dated October 8, 1992 by and among
         Gillett Holdings, Inc., Vail Associates, Inc., Vail
         Associates Real Estate, Inc., Beaver Creek Associates,
         Inc., Packerland Packing Company, Inc. and George N.
         Gillett, Jr. (Incorporated by reference to Exhibit 10.7
         of the Registration Statement on Form S-4 of Gillett
         Holdings, Inc. (Registration No. 33-52854) including
         all amendments thereto.)
 10.5(b) First Amendment to GNG Employment Agreement dated as of
         September 1, 1993 by and among the Company, Vail
         Associates, Inc., Vail Associates Real Estate, Inc.,
         Beaver Creek Associates, Inc., Packerland Packing
         Company, Inc., and George N. Gillett, Jr. (Incorporated
         by reference to Exhibit 10.7(b) of the report on Form
         10-K of Gillett Holdings, Inc. for the period from
         October 9, 1992 through September 30, 1993.)

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
 -------  ------------------------------------------------------   ------------
 10.6     Employment Agreement dated October 8, 1992 between
          Vail Associates, Inc. and Andrew P. Daly.
          (Incorporated by reference to Exhibit 10.15 of the
          Registration Statement on Form S-4 of Gillett
          Holdings, Inc. (Registration No. 33-52854) including
          all amendments thereto.)
 10.7     Employment Agreement dated October 30, 1992 between
          Vail Associates, Inc. and James Kent Myers.
          (Incorporated by reference to Exhibit 10.10 of the
          report on Form 10-K of Gillett Holdings, Inc. for the
          period from October 9, 1992 through September 30,
          1993.)
 10.8     Joint Liability Agreement by and among Gillett
          Holdings, Inc. and the subsidiaries of Gillett
          Holdings, Inc. (Incorporated by reference to Exhibit
          10.10 of the Registration Statement on Form S-4 of
          Gillett Holdings, Inc. (Registration No. 33-52854)
          including all amendments thereto.)
 10.9(a)  Management Agreement between Gillett Holdings, Inc.
          and Gillett Group Management, Inc. dated as of the
          Effective Date. (Incorporated by reference to Exhibit
          10.11 of the Registration Statement on Form S-4 of
          Gillett Holdings, Inc. (Registration No. 33-52854)
          including all amendments thereto.)
 10.9(b)  Amendment to Management Agreement by and among the
          Company and its subsidiaries dated as of November 23,
          1993. (Incorporated by reference to Exhibit 10.12(b)
          of the report on Form 10-K of Gillett Holdings, Inc.
          for the period from October 9, 1992 through September
          30, 1993.)
 10.10(a) Tax Sharing Agreement between Gillett Holdings, Inc.
          dated as of the Effective Date. (Incorporated by
          reference to Exhibit 10.12 of the Registration
          Statement on Form S-4 of Gillett Holdings, Inc.
          (Registration No. 33-52854) including all amendments
          thereto.)
 10.10(b) Amendment to Tax Sharing Agreement by and among the
          Company and its subsidiaries dated as of November 23,
          1993. (Incorporated by reference to Exhibit 10.13(b)
          of the report on Form 10-K of Gillett Holdings, Inc.
          for the period from October 9, 1992 through September
          30, 1993.)
 10.11    Form of Gillett Holdings, Inc. Deferred Compensation
          Agreement for certain GHTV employees. (Incorporated by
          reference to Exhibit 10.13(b) of the Registration
          Statement on Form S-4 of Gillett Holdings, Inc.
          (Registration No. 33-52854) including all amendments
          thereto.)
 10.12(a) Credit Agreement dated as of March 31, 1995 among The
          Vail Corporation, the Banks named therein and
          NationsBank of Texas, N.A., as issuing banks and
          agent. (Incorporated by reference to Exhibit 10.12(a)
          of the report on Form 10-Q of Gillett Holdings, Inc.
          for the quarterly period ended March 31, 1995.)
 10.12(b) Second Amended and Restated Credit Agreement dated as of March 31, 1995 among The Vail Corporation, the
          banks named therein and NationsBank of Texas, N.A., as
          issuing banks and agent. (Incorporated by reference to
          Exhibit 10.12(b) of the report on Form 10-Q of Gillett
          Holdings, Inc. for the quarterly period ended March
          31, 1995.)
 10.12(c) Pledge Agreement dated as of March 31, 1995 among
          Gillett Holdings, Inc. and NationsBank of Texas, N.A.
          as agent. (Incorporated by reference to Exhibit
          10.12(c) of the report on Form 10-Q of Gillett
          Holdings, Inc. for the quarterly period ended March
          31, 1995.)
 10.12(d) Guaranty dated as of November 23, 1993 by subsidiaries named therein for the benefit of NationsBank of Texas,
          N.A., as agent. (Incorporated by reference to Exhibit
          10.17(b) of the report on Form 10-K of Gillett
          Holdings, Inc. for the period from October 9, 1992
          through September 30, 1993.)

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
 -------  ------------------------------------------------------   ------------
 10.12(e) Collateral Agency Agreement dated as of November 23,
          1993 among Vail Associates, Inc., The Vail
          Corporation, Beaver Creek Associates, Inc.,
          NationsBank of Texas, N.A., as Collateral agent and
          agent, Colorado National Bank as Beaver Creek
          Indenture Trustee and Vail Indenture Trustee.
          (Incorporated by reference to Exhibit 10.17(c) of the
          report on Form 10-K of Gillett Holdings, Inc. for the
          period from October 9, 1992 through September 30,
          1993.)
 10.12(f) Pledge Agreement dated as of November 23, 1993 among
          The Vail Corporation, Vail Associates, Inc., Beaver
          Creek Associates, Inc., Vail Associates Real Estate
          Group, Inc., Vail Associates Real Estate, Inc., as
          obligors and NationsBank of Texas, N.A., as collateral
          agent. (Incorporated by reference to Exhibit 10.17(d)
          of the report on Form 10-K of Gillett Holdings, Inc.
          for the period from October 9, 1992 through September
          30, 1993.)
 10.12(g) Trust Indenture dated as of September 1, 1992 between
          Eagle County, Colorado, and Colorado National Bank, as
          Trustee, securing Sports Housing Facilities Revenue
          Refunding Bonds. (Incorporated by reference to Exhibit
          10.16(g) of the Registration Statement on Form S-4 of
          Gillett Holdings, Inc. (Registration No. 33-52854)
          including all amendments thereto.)
 10.12(h) First Amendment to Trust Indenture dated as of
          November 23, 1993 between Eagle County, Colorado and
          Colorado National Bank, as Trustee, securing Sports
          and Housing Facilities Revenue Refunding Bonds.
          (Incorporated by reference to Exhibit 10.17(f) of the
          report on Form 10-K of Gillett Holdings, Inc. for the
          period from October 9, 1992 through September 30,
          1993.)
 10.12(i) Trust Indenture dated as of September 1, 1992 between
          Eagle County, Colorado, and Colorado National Bank, as
          Trustee, securing Sports Facilities Revenue Refunding
          Bonds. (Incorporated by reference to Exhibit 10.16(h)
          of the Registration Statement on Form S-4 of Gillett
          Holdings, Inc. (Registration No. 33-52854) including
          all amendments thereto.)
 10.12(j) First Amendment to Trust Indenture dated as of
          November 23, 1993 between Eagle County, Colorado and
          Colorado National Bank, as Trustee, securing Sports
          Facilities Revenue Refunding Bonds. (Incorporated by
          reference to Exhibit 10.17(h) of the report on Form
          10-K of Gillett Holdings, Inc. for the period from
          October 9, 1992 through September 30, 1993.)
 10.12(k) Sports and Housing Facilities Financing Agreement
          dated as of September 1, 1992 between Eagle County,
          Colorado and Vail Associates, Inc. (Incorporated by
          reference to Exhibit 10.16(i) of the Registration
          Statement on Form S-4 of Gillett Holdings, Inc.
          (Registration No. 33-52854) including all amendments
          thereto.)
 10.12(l) First Amendment to Sports and Housing Facilities
          Financing Agreement and Assignment and Assumption
          Agreement dated as of November 23, 1993 between Eagle
          County, Colorado, Vail Associates, Inc. and The Vail
          Corporation. (Incorporated by reference to Exhibit
          10.17(j) of the report on Form 10-K of Gillett
          Holdings, Inc. for the period from October 9, 1992
          through September 30, 1993.)
 10.12(m) Sports Facilities Financing Agreement dated as of
          September 1, 1992 between Eagle County, Colorado and
          Beaver Creek Associates, Inc., with Vail Associates,
          Inc. as Guarantor. (Incorporated by reference to
          Exhibit 10.16(j) of the Registration Statement on Form
          S-4 of Gillett Holdings, Inc. (Registration No. 33-
          52854) including all amendments thereto.)


                                                                                                         SEQUENTIALLY
EXHIBIT                                                                                                     NUMBERED
NUMBER                                               DESCRIPTION                                              PAGE
- -------                                              -----------                                         ------------
10.12(n)    First Amendment to Sports Facilities Financing Agreement and Assignment and
            Assumption Agreement dated as of November 23, 1993 by and among Eagle County,
            Colorado, Beaver Creek Associates, Inc., Vail Associates, Inc., and The Vail
            Corporation. (Incorporated by reference to Exhibit 10.17(1) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30,
            1993.)
10.12(o)    Guaranty dated as of September 1, 1992, by Vail Associates, Inc. delivered to Colorado
            National Bank, as Trustee. (Incorporated by reference to Exhibit 10.16(k) of the
            Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-
            52854) including all amendments thereto.)
10.13(a)    Agreement for Purchase and Sale dated as of August 25, 1993 by and among
            Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail Properties
            Corporation, Arrowhead Property Management Company and Vail Associates, Inc.
            (Incorporated by reference to Exhibit 10.19(a) of the report on Form 10-K of Gillett
            Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)
10.13(b)    Amendment to Agreement for Purchase and Sale dated September 8, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail Properties
            Corporation, Arrowhead Property Management Company and Vail Associates, Inc.
            (Incorporated by reference to Exhibit 10.19(b) of the report on Form 10-K of Gillett
            Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)
10.13(c)    Second Amendment to Agreement for Purchase and Sale dated September 22, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
            Properties Corporation, Arrowhead Property Management Company and Vail
            Associates, Inc. (Incorporated by reference to Exhibit 10.19(c) of the report on Form
            10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September
            30, 1993.)
10.13(d)    Third Amendment to Agreement for Purchase and Sale dated November 30, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
            Properties Corporation, Arrowhead Property Management Company and
            Vail/Arrowhead, Inc. (Incorporated by reference to Exhibit 10.19(d) of the report on
            Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through
            September 30, 1993.)
10.14       1992 Stock Option Plan of Gillett Holdings, Inc. (Incorporated by reference to Exhibit
            10.20 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October
            9, 1992 through September 30, 1993.)
10.15       Agreement to Settle Prospective Litigation and for Sale of Personal Property dated May
            10, 1993, between the Company, Clifford E. Eley, as Chapter 7 Trustee of the Debtor's
            Bankruptcy Estate, and George N. Gillett, Jr. (Incorporated by reference to Exhibit
            10.21 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October
            9, 1992 through September 30, 1993.)
10.16       Employment Agreement dated April 1, 1994 between Gillett Holdings, Inc. and James
            S. Mandel (Incorporated by reference to Exhibit 10.22 of the report on Form 10-K of
            Gillett Holdings, Inc. for the year ended September 30, 1994.)
10.17       Employment Agreement dated April 1, 1994 between Vail Associates, Inc. and James
            S. Mandel (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of
            Gillett Holdings, Inc. for the year ended September 30, 1994.)

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
 16.     Letter from Ernst & Young LLP regarding change in
         certifying accountant. (Incorporated by reference to
         Exhibit 16 of the report on Form 8-K of Gillett
         Holdings, Inc. for the reportable event occurring on
         October 25, 1994.)
 21.     List of subsidiaries of Gillett Holdings, Inc.
         (Incorporated by reference to Exhibit 21 of the report
         on Form 10-K of Gillett Holdings, Inc. for the year
         ended September 30, 1995.)

 99.1(a) Debtor's Second Amended Joint Disclosure Statement
         Pursuant to Section 1125 of the Bankruptcy Code for the Second Amended Joint Plan of Reorganization of the
         Debtors. (Incorporated by reference to Exhibit T3E.1 of Registrant's Application for Qualification under the Trust Indenture Act of 1939 on Form T-3 filed September
         15, 1992, File No. 22-22538.)
 99.1(b) Exhibits to Debtor's Second Amended Joint Disclosure
         Statement Pursuant to Section 1125 of the Bankruptcy
         Code for the Second Amended Joint Plan of
         Reorganization of the Debtors. (Incorporated by reference to Exhibit T3E.1 of Registrant's Application for Qualification under the Trust Indenture Act of 1939 on Form T-3 filed September 15, 1992, File No. 22-
         22538.)
 99.2    Supplement to Debtor's Second Amended Joint Disclosure
         Statement Pursuant to Section 1125 of the Bankruptcy
         Code for the Second Amended Joint Plan of
         Reorganization of the Debtors. (Incorporated by reference to Exhibit 28.2 of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No.
         33-52854) including all amendments thereto.)
 99.3    Exhibits to the Second Amended Joint Plan of
         Reorganization of the Debtors. (Incorporated by reference to Exhibit 28.3 of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No.
         33-52854) including all amendments thereto.)

(b) No reports on Form 8-K have been filed during the three months ended March 31, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MAY 14, 1996.

                                          Gillett Holdings, Inc.

                                                    /s/ Gerald E. Flynn
                                          By __________________________________
                                                      Gerald E. Flynn
                                              Senior Vice President and Chief
                                                     Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MAY 14, 1996.

             SIGNATURE                              TITLE
             ---------               ----------------------------------
      /s/ David A. Barnhill
- ------------------------------------
         David A. Barnhill           Vice President, Chief Accounting
                                      Officer and Treasurer
       /s/ Gerald E. Flynn
- ------------------------------------
          Gerald E. Flynn            Senior Vice President and Chief
                                      Financial Officer