Form 10-Q
period 1996-06-30
VAIL RESORTS INC
filed 1996-08-14
CIK 812011

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the transition period from _____ to

                        Commission File Number: 1-9614

                              Vail Resorts, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                                           51-0291762
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     Post Office Box 7
       Vail, Colorado                                         81658
(Address of principal executive office)                     (Zip Code)


      Registrant's telephone number, including area code: (970) 845-2950

              Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report.

                            Gillett Holdings, Inc.


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---
  As of August 1, 1996, 10,000,000 shares of Common Stock were issued and outstanding, of which 6,401,312 shares were Class A Common Stock and 3,598,688 shares were Common Stock.

                              Table of Contents

                                    PART I

Item 1. Financial Statements                               F-1
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations        2

                                    PART II

Item 1. Legal Proceedings                                    6
Item 2. Changes in Securities                                6
Item 3. Defaults Upon Senior Securities                      6
Item 4. Submission of Matters to a Vote of Security-Holders  6
Item 5. Other Information                                    6
Item 6. Exhibits and Reports on Form 8-K                     7

                                    PART I


Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 1996 and September 30, 1995 F-2 Consolidated Statements of Operations for the Nine Months Ended
 June 30, 1996 and 1995                                                 F-3
Consolidated Statements of Operations for the Three Months
 Ended June 30, 1996 and 1995                                           F-4
Consolidated Statements of Cash Flows for the Nine Months
 Ended June 30, 1996 and 1995                                           F-5
Notes to Consolidated Financial Statements                              F-6

                              VAIL RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                                      June 30,   September 30,
                                                        1996          1995
                                                      --------   -------------
                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                        $     531    $   47,534
    Receivables                                          3,599         5,135
    Inventories                                          4,687         4,221
    Deferred income taxes                                9,500         9,500
    Other current assets                                 2,024         3,716
                                                       -------       -------
Total current assets                                    20,341        70,106

Property, plant, and equipment, net                    199,451       205,151
Real estate held for sale                               66,247        54,858
Deferred charges and other assets                        8,876         6,106
Intangible assets                                       87,544        93,407
                                                       -------       -------
Total assets                                         $ 382,459     $ 429,628
                                                       =======       =======
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses            $  26,712     $  37,419
    Income taxes payable                                    81            81
    Long-term debt due within one year (Note 3)             63            63
                                                       -------       -------
Total current liabilities                               26,856        37,563

Long-term debt (Note 3)                                121,703       191,250
Other long-term liabilities                              9,259         3,821
Deferred income taxes                                   39,693        29,300
Commitments and contingencies (Note 4)
Stockholders' equity:
    Common stock-
      Class A Common Stock, $.01 par value,
       20,000,000 shares authorized, 6,401,312
       and 6,408,846 shares issued and
       outstanding as of June 30, 1996 and
       September 30, 1995, respectively                     64            64
      Common Stock, $.01 par value, 40,000,000
       shares authorized, 3,598,688 and 3,471,992
       shares issued and outstanding as of June
       30, 1996 and September 30, 1995,
       respectively                                         36            35
    Additional paid-in capital                         137,650       135,660
    Retained earnings                                   47,198        31,935
                                                       -------       -------
Total stockholders' equity                             184,948       167,694
                                                       -------       -------
Total liabilities and stockholders' equity           $ 382,459     $ 429,628
                                                       =======       =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              VAIL RESORTS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                 (Unaudited)

                                                                Nine
                                                               months
                                              Nine             ended
                                             months           June 30,
                                             ended              1995
                                            June 30,        (As Restated-
                                              1996             Note 2)
                                           ----------        ----------
Net revenues:
   Resort                                 $   132,410       $   119,624
   Real estate                                 35,714            11,223
                                           ----------        ----------
Total net revenues                            168,124           130,847
Operating expenses:
   Resort                                      77,101            71,240
   Real estate                                 31,251            11,594
   Corporate expense                            3,451             5,149
   Depreciation and amortization               13,590            13,212
                                           ----------        ----------

Total operating expenses                      125,393           101,195
                                           ----------        ----------

Income from operations                         42,731            29,652
Other income (expense):
   Investment income                              944             2,552
   Interest expense                           (13,678)          (14,842)
   Gain (loss) on disposal of fixed assets     (2,629)               91
   Other                                         (879)            2,017
                                           ----------        ----------

Income before income taxes                     26,489            19,470

(Provision) credit for income taxes
   (Note 2)                                   (11,226)           (8,508)
                                           ----------        ----------

Net income                                $    15,263       $    10,962
                                           ==========        ==========

Income per common share (Note 2):
   Net income                             $      1.48       $      1.07
                                           ==========        ==========
   Weighted average shares outstanding     10,292,434        10,266,383
                                           ==========        ==========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              VAIL RESORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                 (Unaudited)

                                                                       Three
                                                                       months
                                                     Three             ended
                                                     months           June 30,
                                                     ended              1995
                                                    June 30,       (As Restated-
                                                      1996             Note 2)
                                                   ----------      -------------

Net revenues:
   Resort                                          $   14,205        $   10,814
   Real estate                                          2,678             3,572
                                                   ----------        ----------
Total net revenues                                     16,883            14,386
Operating expenses:
   Resort                                              17,655            17,544
   Real estate                                          2,359             1,863
   Corporate expense                                      829             1,646
   Depreciation and amortization                        4,482             4,403
                                                   ----------        ----------

Total operating expenses                               25,325            25,456
                                                   ----------        ----------

Income from operations                                 (8,442)          (11,070)
Other income (expense):
   Investment income                                       89               652
   Interest expense                                    (3,254)           (3,912)
   Gain (loss) on disposal of fixed assets             (2,635)              242
   Other                                               (1,226)              642
                                                   ----------        ----------
Income before income taxes                            (15,468)          (13,446)

(Provision) credit for income taxes (Note 2)            6,396             5,554
                                                   ----------        ----------
Net income (loss)                                 $    (9,072)      $    (7,892)
                                                   ==========        ==========
Income per common share (Note 2):
   Net income                                     $      (.88)      $      (.77)
                                                   ==========        ==========
   Weighted average shares outstanding             10,292,434        10,243,119
                                                   ==========        ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              VAIL RESORTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)
                                                                       Nine
                                                                      months
                                                     Nine             ended
                                                    months            June 30,
                                                    ended              1995
                                                   June 30,        (As Restated-
                                                     1996             Note 2)
                                                  ----------       -------------

Cash flows from operating activities:
   Net income                                     $   15,263       $    10,962
   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization                   13,590            13,212
      Deferred compensation payments in excess
       of expense                                       (610)             (941)
      Noncash cost of real estate sales               24,123             7,184
      Noncash compensation related to stock
       grants (Note 5)                                     -             1,224
      Deferred financing costs amortized                 186               186
      (Gain) loss on disposal of fixed assets          2,629               (91)
      Deferred income taxes (Note 2)                  10,393             7,968

   Changes in assets and liabilities:
      Accounts receivable, net                         1,536             2,595
      Inventories                                       (466)           (2,083)
      Accounts payable and accrued expenses          (10,097)            7,431
      Other assets and liabilities                    (3,239)           (1,268)
                                                   ---------         ---------

         Net cash provided by operating activities    53,308            46,379
Cash flows from investing activities:
    Resort capital expenditures                       (8,280)          (23,490)
    Investments in real estate                       (22,284)           (4,915)
    Other                                               (200)              688
                                                   ---------         ---------
         Net cash used in investing activities       (30,764)          (27,717)

Cash flows from financing activities:
    Proceeds from borrowings under long-term debt     61,000           178,000
    Payments on long-term debt                      (130,547)         (228,501)
                                                   ---------         ---------
         Net cash used in financing activities       (69,547)          (50,501)
                                                   ---------         ---------

Net decrease in cash and cash equivalents            (47,003)          (31,839)
Cash and cash equivalents:
    Beginning of period                               47,534            83,015
                                                   ---------         ---------
    End of period                                 $      531        $   51,176
                                                   =========         =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              VAIL RESORTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 1996 and September 30, 1995

1. Basis of Presentation

  Vail Resorts, Inc. (formerly Gillett Holdings, Inc.) ("VRI"), is organized as a holding company and operates through various subsidiaries. VRI and its subsidiaries (collectively, the "Company") are in a single business, the ownership and operation of ski resorts. The Company operates one of the world's largest skiing facilities on Vail Mountain, Beaver Creek Mountain and Arrowhead Mountain in Colorado and has related real estate operations.


  In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly its financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of the results for the entire year.

2. Summary of Significant Accounting Policies

  Intangible Assets--For the three and nine month periods ended June 30, 1995, in previously issued financial statements, the Company amortized Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Excess Reorganization Value") on a straight line basis over 40 years. The Company believes that it was justified in using a 40 year amortization period under generally accepted accounting principles. The Securities and Exchange Commission, however, believes that Excess Reorganization Value should be amortized over a period of no more than 20 years. The Company has agreed to restate the previously issued financial statements for these periods to affect a 20 year amortization period for Excess Reorganization Value rather than a 40 year amortization period. The effect of this restatement was to increase amortization of intangible assets in the consolidated statements of operations for the three and nine month periods ended June 30, 1995 by $262,000 and $786,000, respectively, and to reduce net income by $262,000 and $786,000, respectively. Net income per common share decreased by $.03 and $.07, respectively, as a result of this restatement.


  Income Taxes--The Company utilizes the liability method to account for income taxes as required by Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company has provided for income taxes in the accompanying interim statements of operations at the estimated effective income tax rates for fiscal years 1996 and 1995, respectively.

  Earnings (Loss) Per Common Share--Earnings (loss) per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of outstanding stock warrants and options (see Note 5).

  Reclassifications--Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

                              VAIL RESORTS, INC.

3. Long-term Debt

  Long-term debt as of June 30, 1996 and September 30, 1995 is summarized as follows (in thousands):
                                               June 30,      September 30,

                                                 1996             1995
                                            -------------     -------------
   Senior Subordinated Notes                 $   62,647         $ 117,147
   Industrial Development Bonds                  37,903            37,903
   Credit Facilities                             21,000            36,000
   Other                                            216               263
                                             ----------         ---------
                                                121,766           191,313

   Less-current maturities                           63                63
                                             ----------         ---------
                                              $ 121,703         $ 191,250
                                             ==========         =========

  The Senior Subordinated Notes ("Notes") are payable in full on June 30, 2002, however, all or a portion of the Notes may be redeemed prior to that time under the optional redemption provisions of the Notes' indenture. Under those provisions, a prepayment premium must be paid in connection with early redemptions of the Notes' principal. On December 11, 1995 and February 2, 1996, the Company redeemed principal amounts of $30 million and $24.5 million, respectively, and paid a prepayment premium in the amount of 5% of the principal redeemed, for each of those redemptions.

4. Commitments and Contingencies

  Vail Associates, Inc., a wholly-owned subsidiary of the Company ("Vail Associates") has effective control of the Beaver Creek Resort Company (Resort Company), a non-profit entity formed for the benefit of property owners in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis without any profit. Under the terms of a cash flow agreement with the Resort Company, Vail Associates will fund the operating losses of the Resort Company, including debt service, until such time as the Resort Company's assessments enable it to fully meet its operating cash requirements. During fiscal years 1991 through 1995 and the nine months ended June 30, 1996, the Resort Company was able to meet its operating requirements through its own operations.

                              VAIL RESORTS, INC.

4.  Commitments and Contingencies--(Continued)

  In March 1995, the Smith Creek Metropolitan District ("SCMD") and the Bachelor Gulch Metropolitan District ("BGMD") were organized as quasi-municipal corporations and political subdivisions of the state of Colorado. The two districts are cooperating in the financing, construction and operation of basic public infrastructure serving the Company's development of Bachelor Gulch. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, emergency medical, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. The Bachelor Gulch development has received zoning approval for 744 dwelling units including various single family, two-family, cluster home and townhouse units. All of the land in the BGMD is currently owned by the Company, however, the Company has recently entered into contracts for the sale of 67 single family lots and is preparing to offer additional parcels of land to individuals and developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $26 million of revenue bonds which have been credit enhanced with a $27.6 million letter of credit issued by the Company. The SCMD bonds are variable rate bonds which mature on October 1, 2035.

  In June, 1995, Vail Associates entered into an agreement with Cordillera Valley Club Investors Limited Partnership and Stag Gulch Partners to purchase 100 Cordillera Club memberships for resale to purchasers of residential lots. The obligation to purchase memberships is secured by a $3.3 million Letter of Credit. As of June 30, 1996, Vail Associates has paid $1.7 million in connection with this agreement and has resold memberships costing $977,500 to purchasers of residential lots.

  At June 30, 1996, the Company has various other letters of credit outstanding in the aggregate amount of $3.4 million.

  On July 9, 1996, the Company entered into a Standby Bond Purchase Agreement which could obligate the Company to purchase $10.1 million of Eagle County Air Terminal Corporation Revenue Bonds if certain events occur. The Company entered into this agreement to facilitate construction of a new terminal to allow expanded air service to the Eagle County Airport.

5. Stock Grants, Options and Warrants

  Pursuant to an employment agreement, the Company's former Chairman and Chief Executive Officer, earned as additional performance-based compensation over the three year period ending on October 8, 1995: (i) 357,488 shares of Common Stock;
(ii) warrants (with an exercise price of $13.70 per share) for an additional 204,082 shares of Common Stock; and (iii) long-term stock options (with an exercise price of $23.67 per share, increasing 20% annually) for 582,404 shares of Common Stock. As of September 30, 1995, 238,326 shares of Common Stock, the warrants and the long-term options had all been issued. The remaining 119,162 shares of Common Stock were issued on January 2, 1996.

  The Company has adopted a stock option plan pursuant to which options covering an aggregate of 1,022,755 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Options covering 916,650 shares of Common Stock have been issued to various key executives of the Company. All of the options vest in equal installments over five years, with exercise prices ranging from $13.70 per share to $21.50 per share. As of June 30, 1996, 403,614 of these options were exercisable. None of the options issued under the stock option plan have been exercised.

  Subsequent to June 30, 1996, the Company reserved 750,000 shares of Common Stock for issuance as stock options and restricted stock awards under a new stock compensation plan.

                              VAIL RESORTS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

6. Subsequent Events

  On June 3, 1996, the Company's Board of Directors changed the name of the Company to Vail Resorts, Inc., and the names of the Company's classes of Common Stock from Class 1 Common Stock and Class 2 Common Stock to Class A Common Stock and Common Stock, respectively. In addition, the number of shares authorized were increased to 20,000,000 shares of Class A Common Stock and 40,000,000 shares of Common Stock. These changes have been incorporated in the consolidated financial statements and notes thereto.

  On June 6, 1996, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission for an initial public offering ("Offering"). The Company plans to sell $75 million of Common Stock in the Offering and certain selling stockholders plan to sell an additional $75 million of Common Stock. The Company has postponed the Offering as a result of its entering into the Purchase Agreement described below. The Company intends to amend the Registration Statement to reflect the transaction contemplated by the Purchase Agreement and to file the amended Registration Statement after the closing of the transaction.

  On July 22, 1996, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Ralston Foods, Inc. and its wholly-owned subsidiary Ralston Resorts, Inc., pursuant to which the Company will acquire the capital stock of Ralston Resorts, Inc., the operator of the Breckenridge, Keystone and Arapahoe Basin ski resorts located in Summit County, Colorado. Under the terms of the Purchase Agreement, the Company will assume and/or refinance $165 million of indebtedness of Ralston Resorts, Inc. and will issue approximately 3.8 million shares of Common Stock to Ralston Foods, Inc..

  The closing of this transaction is dependent upon various conditions, including obtaining financing for the indebtedness assumed, the continuing accuracy of representations and warranties made by the parties to the Purchase Agreement, and the receipt of necessary government approvals including those required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On July 23, 1996, the Company filed a Current Report on Form 8-K describing the above transaction.

  Effective July 29, 1996, the Company hired Adam Aron as Chairman and Chief Executive Officer. Pursuant to the terms of an employment agreement, approximately 25,000 shares of restricted Common Stock and options for 130,000 shares of Common Stock will be granted to Mr. Aron. The restricted shares and the options vest in equal increments over five years. Upon vesting, the options will be exercisable at a price equal to the price of shares of Common Stock sold in the Offering. George N. Gillett, Jr., the Company's former Chairman and Chief Executive Officer, will remain a member of the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the September 30, 1995 Form 10-K and the consolidated financial statements as of June 30, 1996 and September 30, 1995, and for the three and nine month periods ended June 30, 1996 and 1995, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results.

Nine Months Ended June 30, 1996 Versus Nine Months Ended June 30, 1995

  Resort Revenues. Net revenues from resort operations ("Resort Revenues") for the nine months ended June 30, 1996 were $132.4 million, an increase of $12.8 million, or 10.7%, compared to the nine months ended June 30, 1995. The increase was attributable primarily to (i) a 4.3% increase in skier days (a 5.3% increase at Vail Mountain and a 1.5% increase at Beaver Creek Mountain); (ii) an increase in effective ticket price (defined as total lift ticket revenue divided by total skier days) ("ETP") from $29.93 to $31.13, or 4.0%; and (iii) increases in revenues from ski school, food service, retail, hospitality, brokerage and commercial leasing activities.

  Resort Operating Expenses. Operating expenses from resort operations ("Resort Operating Expenses") were $77.1 million for the nine months ended June 30, 1996, representing an increase of $5.9 million, or 8.2%, as compared to the nine months ended June 30, 1995. As a percentage of Resort Revenues, Resort Operating Expenses (excluding depreciation and amortization) declined from 59.6% to 58.2% in the nine months ended June 30, 1996. The increase in Resort Operating Expenses is primarily attributable to (i) increased variable expenses resulting from the increased level of Resort Revenues and skier days in the nine months ended June 30, 1996; (ii) a $2.2 million increase in the accrual for long-term incentive compensation associated with the improvement in the operating results of the resorts segment during the nine months ended June 30, 1996; and (iii) an $870,000 increase in marketing expense due to an expansion of direct advertising programs.

  Real Estate Revenues. Revenues from real estate operations for the nine months ended June 30, 1996 were $35.7 million, an increase of $24.5 million, compared to the nine months ended June 30, 1995. The increase is due primarily to the closings of sales of 28 single family lots in the Strawberry Park development at Beaver Creek Resort in December 1995 and February 1996, which generated $28.5 million in gross proceeds.

  Real Estate Operating Expenses. Real estate operating expenses for the nine months ended June 30, 1996 were $31.3 million, an increase of $19.7 million, compared to the nine months ended June 30, 1995. The increase resulted primarily from the cost of sales and commissions associated with the sale of the Strawberry Park lots which totaled $22.9 million.

  Corporate Expense. Corporate expense decreased by $1.7 million for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. The decrease was primarily due to the inclusion in the nine months ended June 30, 1995, of $1.2 million of compensation expense related to shares of Common Stock granted to the Company's former Chief Executive Officer pursuant to an employment agreement dated October 8, 1992. The shares were earned over the three-year period beginning on the date of the employment agreement and ending on October 8, 1995. Accordingly, compensation expense was charged to corporate expense ratably over that period. The remaining decrease was attributable to reductions in payroll expense and other office expenses related to the partial closure of the Company's Denver office as of December 31, 1995.

  Depreciation and Amortization. Depreciation and amortization expense increased by $378,000 for the nine months ended June 30, 1996 over the nine months ended June 30, 1995, primarily due to capital expenditures made in fiscal 1995.

  Interest Expense. During the nine months ended June 30, 1996 and the nine months ended June 30, 1995, the Company recorded interest expense of $13.7 million and $14.8 million, respectively, which relates primarily to the Company's Senior Subordinated Notes, the Industrial Development Bonds, and the Credit Facilities. The decrease in interest expense from the nine months ended June 30, 1995 to the nine months ended June 30, 1996, is attributable to the redemptions of $30.0 million and $24.5 million in principal amount of Senior Subordinated Notes on December 11, 1995 and February 2, 1996, respectively, offset by call premiums paid in connection with those redemptions. See "Liquidity and Capital Resources."

  Gain (loss) on disposal of fixed assets. The loss on disposals of fixed assets for the nine months ended June 30, 1996 was $2.6 million compared to a gain on disposals of fixed assets of $91,000 for the nine months ended June 30, 1995. The loss for the nine months ended June 30, 1996 consists primarily of a $2.3 million loss on the retirement of the Lionshead gondola, and a $340,000 loss on the Golden Peak chairlift. Both lifts are currently being replaced with upgraded equipment. The net gain for the nine months ended June 30, 1995 consists of gains and losses on the disposals of various items, none of which are individually significant.

  Other income (expense). The significant components of other income (expense) for the nine months ended June 30, 1996 are (i) a $725,000 increase in the reserves related to the Company's indemnity to the purchaser of a former subsidiary of the Company; (ii) a $450,000 increase in the estimate of the pension liability related to three founders of the Company, and (iii) $373,000 in income related to a favorable retrospective adjustment on a worker's compensation insurance policy of a former subsidiary of the Company. The significant components of other income (expense) for the nine months ended June 30, 1995 are (i) a $1.2 million gain on the sale of securities; and (ii) income of $687,000 related to the elimination of reserves for pre-petition bankruptcy claims.

Three Months Ended June 30, 1996 Versus Three Months Ended June 30, 1995

  Resort Revenues. Resort Revenues for the three months ended June 30, 1996 were $14.2 million, an increase of $3.4 million, or 31.4%, compared to the three months ended June 30, 1995. The increase was attributable primarily to (i) a 19.6% increase in skier days (a 21.8% increase at Vail Mountain and an 11.3% increase at Beaver Creek Mountain); (ii) an increase in ETP from $23.37 to $28.61, or 22.4%; (iii) increases in ski school, food service, and retail revenues corresponding to the increase in skier days. The increase in skier days is due in part to a longer season at Vail Mountain. Vail Mountain closed the 1994/95 and 1995/96 seasons on April 20, 1995 and May 1, 1996, respectively. ETP for the three months ended June 30, 1996 was higher than ETP for the three months ended June 30, 1995 due to less extensive extended season pricing discounts in the three months ended June 30, 1996.

  Resort Operating Expenses. Resort Operating Expenses were $17.7 million for the three months ended June 30, 1996, representing a decrease of $111,000, or 0.1%, as compared to the three months ended June 30, 1995. As a percentage of Resort Revenues, Resort Operating Expenses declined from 162.2% to 124.3% in the three months ended June 30, 1996. Resort Operating Expenses did not increase in proportion to Resort Revenues due to timing of expenditures between the second quarter and third quarter of fiscal 1995, versus fiscal 1996.

  Real Estate Revenues. Revenues from real estate operations for the three months ended June 30, 1996 were $2.7 million, a decrease of $894,000, compared to the three months ended June 30, 1995. In addition to the closings of sales of commercial real estate at Beaver Creek Resort which were comparable during the two periods, the three months ended June 30, 1995 included $729,000 of proceeds from the sale of lots at Arrowhead at Vail to a developer for the construction of multi-family housing.

  Real Estate Operating Expenses. Real estate operating expenses for the three months ended June 30, 1996 were $2.4 million, an increase of $496,000, compared to the three months ended June 30, 1995. The increase resulted primarily from a higher cost of sales percentage on the Beaver Creek commercial property sold in the three months ended June 30, 1996, as compared to the properties sold during the three months ended June 30, 1995.

  Corporate expense. Corporate expense decreased by $817,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease was primarily due to the inclusion in the three months ended June 30, 1995, of $400,000 of compensation expense related to shares of Common Stock granted to the Company's former Chief Executive Officer pursuant to an employment agreement dated October 8, 1992. The remaining decrease was attributable to reductions in payroll expense and other office expenses related to the partial closure of the Company's Denver office as of December 31, 1995.

  Depreciation and Amortization. Depreciation and amortization expense increased by $79,000 for the three months ended June 30, 1996 over the three months ended June 30, 1995, primarily due to capital expenditures made in the last quarter of fiscal 1995 and the nine months ended June 30, 1996.

  Interest expense. During the three months ended June 30, 1996 and the three months ended June 30, 1995, the Company recorded interest expense of $3.3 million and $3.9 million, respectively, which relates primarily to the Company's Senior Subordinated Notes, the Industrial Development Bonds, and the Credit Facilities. The decrease in interest expense from the three months ended June 30, 1995 to the three months ended June 30, 1996, is attributable to the redemptions of $30.0 million and $24.5 million in principal amount of Senior Subordinated Notes on December 11, 1995 and February 2, 1996, respectively, offset by call premiums paid in connection with those redemptions. See "Liquidity and Capital Resources."

  Gain (loss) on disposal of fixed assets. The loss on disposals of fixed assets for the three months ended June 30, 1996 was $2.6 million compared to a gain on disposals of assets of $242,000 for the three months ended June 30, 1995. The loss for the three months ended June 30, 1996 consists primarily of a $2.3 million loss on the retirement of the Lionshead gondola, and a $340,000 loss on the Golden Peak chairlift. Both lifts are currently being replaced with upgraded equipment. The net gain for the three months ended June 30, 1995 consists of gains and losses on the disposals of various items, none of which are individually significant.

  Other income (expense). The significant components of other income (expense) for the three months ended June 30, 1996 are (i) a $725,000 increase in the reserves related to the Company's indemnity to the purchaser of a former subsidiary of the Company; and (ii) a $450,000 increase in the estimate of the pension liability related to three founders of the Company. The most significant component of other income (expense) for the three months ended June 30, 1995 is income of $687,000 related to the elimination of a reserve for pre-petition bankruptcy claims.

Liquidity and Capital Resources

  The Company has historically provided funds for debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  At September 30, 1995, the Company had outstanding $117.1 million of Senior Subordinated Notes maturing on June 30, 2002. On December 11, 1995 and February 2, 1996, the Company redeemed principal amounts of $30 million and $24.5 million, respectively, of Senior Subordinated Notes pursuant to the optional redemption provisions of the Indenture. Under these provisions, the Company was required to pay a call premium in the amount of 5% of the principal redeemed for each of these redemptions. At June 30, 1996, the principal amount of Senior Subordinated Notes outstanding is $62.6 million.

  The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrue interest at 8% per annum and mature on August 1, 2009. Interest is payable semi-annually on February 1 and August 1.

  The Company also has two revolving credit facilities ("Credit Facilities") that provides for total availability of $135 million, which is comprised of a $105 million Facility A Revolver ("Facility A") and a $30 million Facility B Revolver ("Facility B"). The maximum borrowings available under Facility A will be reduced by $25 million on March 31, 1999 with all outstanding principal due on March 31, 2000. No borrowings under Facility B are permitted unless the maximum borrowings under Facility A are outstanding. The maximum borrowings available under Facility B will be reduced by $10 million on March 31, 1997 and further reduced by an additional $10 million on March 31, 1998 with all outstanding principal due on March 31, 1999. The Credit Facilities are available for the seasonal working capital needs of Vail Associates and for capital expenditures and other general corporate purposes, including the issuance of up to $50 million of letters of credit. Outstanding letters of credit at June 30, 1996 totaled $34.3 million and primarily related to bonds issued by a quasi-governmental entity in connection with the financing of infrastructure costs in Bachelor Gulch Village. At September 30, 1995, borrowings outstanding under Facility A totaled $36 million. During the nine months ended June 30, 1996,
Vail Associates borrowed $61 million under Facility A and repaid $40 million resulting in an outstanding balance of $21 million at June 30, 1996.

  Resort capital expenditures for the nine months ended June 30, 1996 were $8.3 million. Investments in real estate for that period were $22.3 million, which included $4.6 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but will also benefit resort operations. For the remaining three months of fiscal 1996, the Company plans to make additional resort capital expenditures of approximately $12 million and additional investments in real estate of approximately $34 million, which will include approximately $5 million in mountain improvements which are related to real estate operations but will also benefit resort operations. The Company plans to fund capital expenditures and investments in real estate for the balance of fiscal 1996 and the beginning of fiscal 1997 with borrowings under the Credit Facilities.

  On June 6, 1996, the Company filed a registration statement on Form S-2 (the "Registration Statement") with the Securities and Exchange Commission to sell $75 million in securities in an initial public offering ("Offering"). Certain current stockholders of the Company plan to sell an additional $75 million in the Offering. The Company plans to use the majority of the net proceeds to redeem all of the currently outstanding Senior Subordinated Notes. The remaining proceeds will be used to make repayments on the Credit Facilities. The Company has postponed the Offering as a result of its entering into the Purchase Agreement described below. The Company intends to amend the Registration Statement to reflect the transaction contemplated by the Purchase Agreement and to file the amended Registration Statement after the closing of the transaction.

  The Company has entered into a Stock Purchase Agreement ("Purchase Agreement") with Ralston Foods, Inc. and its wholly-owned subsidiary Ralston Resorts, Inc., to acquire the capital stock of Ralston Resorts, Inc., the operator of the Breckenridge, Keystone and Arapahoe Basin ski resorts located in Summit County, Colorado. The acquisition will be funded through the assumption of $165 million of the indebtedness of Ralston Resorts, Inc. and the issuance of approximately
3.8 million shares of Common Stock to Ralston Foods, Inc. The Company intends to refinance its current indebtedness under the Credit Facilities and the indebtedness to be assumed.

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
                                                                    Sequentially
Exhibit                                                               Numbered
Number                        Description                               Page
- -------                       -----------                           ------------
  2.1    Stock Purchase Agreement Among Vail Resorts, Inc., Ralston
         Foods, Inc., and Ralston Resorts, Inc. dated July 22, 1996.
         (Incorporated by reference to Exhibit 2.1 of the report on Form 8-K of Vail Resorts,Inc. dated July 23, 1996.)

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

                                                                 Sequentially
Exhibit                                                            Numbered
Number                   Description                                  Page
- -------                  -----------                             ------------
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

10.5(b) First Amendment to George N. Gillett, Jr. Employment Agreement dated as of September 1, 1993 by and among the Company, Vail Associates, Inc., Vail Associates Real Estate, Inc., Beaver Creek Associates, Inc., Packerland Packing Company, Inc., and George N. Gillett, Jr. (Incorporated by reference to Exhibit 10.7(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

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

10.9(b) Amendment to Management Agreement by and among the Company and its subsidiaries dated as of November 23, 1993. (Incorporated by reference to Exhibit 10.12(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)10.10(a)Tax Sharing Agreement between Gillett Holdings, Inc. dated as of the Effective Date. (Incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

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

                                                                   Sequentially
Exhibit                                                              Numbered
Number                   Description                                   Page
- -------                  -----------                               ------------
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

                                                                  Sequentially
Exhibit                                                             Numbered
Number                    Description                                 Page
- -------                   -----------                             ------------
10.12(k) Sports and Housing Facilities Financing Agreement dated as of September 1, 1992 between Eagle County, Colorado and Vail Associates, Inc. (Incorporated by reference to Exhibit 10.16(i) of the Registration Statement on Form S-
         4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

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

10.12(n) First Amendment to Sports Facilities Financing Agreement and Assignment and Assumption Agreement dated as of November 23, 1993 by and among Eagle County, Colorado, Beaver Creek Associates, Inc., Vail Associates, Inc., and The Vail Corporation. (Incorporated by reference to Exhibit 10.17(l) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

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

                                                                   Sequentially
Exhibit                                                               Numbered
Number                   Description                                    Page
- -------                  -----------                               ------------
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

(b) No reports on Form 8-K have been filed during the three months ended June 30, 1996. (See Note 6 to the accompanying consolidated financial statements.)


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1996.

                                  VAIL RESORTS, INC.


                               By      /s/ GERALD E. FLYNN
                                  -------------------------------
                                          Gerald E. Flynn
                                  Senior Vice President and Chief
                                        Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 1996.

                 Signature                        Title
                 ---------                        -----

         /s/    GERALD E. FLYNN
      ------------------------------
               Gerald E. Flynn             Senior Vice President
                                         and Chief Financial Officer
                                      11