Form 10-K
period 1996-09-30
VAIL RESORTS INC
filed 1996-12-30
CIK 812011

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
   FOR THE YEAR ENDED SEPTEMBER 30,                 COMMISSION FILE
                 1996                               NUMBER: 1-9614

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (970) 476-5601

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

  As of December 20, 1996, neither of the registrant's classes of Common Stock was publicly held or traded. The aggregate shares of voting stock held by non-affiliates of the registrant is approximately 1,002,470 shares.

  As of December 20, 1996, 10,372,241 shares of Common Stock were issued and outstanding, of which 6,213,110 shares were Class A Common Stock and 4,159,131 shares were Common Stock.

  Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I

Item 1.  Business..........................................................    2
Item 2.  Properties........................................................   10
Item 3.  Legal Proceedings.................................................   10
Item 4.  Submission of Matters to a Vote of Security-Holders...............   10

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................   11
Item 6.  Selected Financial Data...........................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   14
Item 8.  Financial Statements and Supplementary Data.......................  F-1
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure..............................................   19

                                   PART III

Item 10. Directors and Executive Officers of the Registrant................   19
Item 11. Executive Compensation............................................   23
Item 12. Security Ownership of Certain Beneficial Owners and Management....   27
Item 13. Certain Relationships and Related Transactions....................   28

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   28

                                     PART I

ITEM 1. BUSINESS.

  Vail Resorts, Inc. ("VRI"), formerly known as Gillett Holdings, Inc., is organized as a holding company and operates through various subsidiaries. VRI and its subsidiaries (collectively, the "Company") currently operate in two business segments, ski resorts and real estate development. Vail Associates, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and its subsidiaries (collectively, "Vail Associates") operate one of the world's largest skiing facilities on Vail Mountain and Beaver Creek Mountain in Colorado and have related real estate operations. Vail Associates Real Estate Group ("VAREG") is a wholly-owned subsidiary of Vail Associates, Inc. which conducts the Company's real estate development activities.

RESORTS

  The Company operates skiing facilities on Vail Mountain and Beaver Creek Mountain in Colorado. For the 1995-1996 ski season, Vail Mountain and Beaver Creek Mountain had 2,228,057 total skiers, as compared to 2,136,063 total skiers for the previous year. The operation of a ski resort business is seasonal. The Company's ski areas typically open in mid-November and close in mid-April each year. Vail Associates currently employs approximately 800 year-round and 3,500 seasonal employees.

  Vail Mountain consists of 4,112 acres of skiable terrain located on 12,590 permitted acres. Vail Mountain is the largest single ski mountain complex in the United States and for the 1996-97 ski season, will have a total of 26 lifts, including 10 high speed quads and a new high speed custom-designed gondola, constituting the largest network of high speed lifts in the world. Vail Mountain's 34th season ran from November 11, 1995 through May 1, 1996. Vail Mountain had a total of 1,652,191 skiers for the season, the highest number of skier days of any North American ski mountain and a new record for Vail Mountain. The Company has received approval, subject to a pending appeal, from the United States Forest Service (the "Forest Service") for infrastructure development of bowl skiing terrain within its current permit area known as Category III. (See "Business--Regulation and Legislation"). Category III will add approximately 2,000 additional acres of ski terrain to Vail Mountain's back bowls, including 850 acres of new trails and an additional 1,150 acres of undisturbed gladed skiing, increasing the ski terrain on Vail Mountain by approximately 50%. The terrain's high, north facing location typically yields reliable snow conditions and should allow for earlier and later ski season operations than is typical for Vail's existing south facing Back Bowls.

  Beaver Creek Resort is a year-round recreational complex located on 2,126 acres of land located approximately ten miles west of the Town of Vail. Beaver Creek Mountain consists of the Beaver Creek, Arrowhead and Bachelor Gulch ski areas. Beaver Creek Mountain, opened in 1980, is located on approximately 2,775 permitted acres and consists of approximately 1,191 acres of skiable terrain. In 1993, the Company expanded Beaver Creek Mountain by acquiring privately owned ski terrain and development property on Arrowhead Mountain and in Bachelor Gulch. The Company recently completed initial development of ski infrastructure in Bachelor Gulch in connection with its real estate development activities (see "Real Estate" below), thereby interconnecting the Beaver Creek, Bachelor Gulch and Arrowhead ski areas, resulting in total skiable terrain on Beaver Creek Mountain of 1,521 acres for the 1996-97 ski season. Beaver Creek Mountain will operate 14 lifts for the 1996-97 ski season. Beaver Creek Mountain is among the nation's 20 largest ski areas (based upon the annual number of skiers). During its 16th season, from November 18, 1995 through April 14, 1996, Beaver Creek Mountain had a total of 575,866 skiers.

  Given their location in the Colorado Rocky Mountains, Vail Mountain and Beaver Creek Mountain receive some of the most reliable snowfall experienced anywhere in the world, averaging approximately 340 inches of annual snowfall over the last 20 years, which is significantly in excess of the average for all ski resorts in the Rocky Mountains for such period. Despite the substantial natural snowfall, the Company continues to invest in the latest technology in snowmaking systems and actively acquires additional water rights, which has allowed it to offer its guests more predictable and consistent conditions, particularly during the early and late ski season. During 1995, the Company doubled its snowmaking capacity on Vail Mountain and purchased water rights sufficient to enable a further doubling of snowmaking capacity in the future. For the 1996-97 ski season, the Company will increase snowmaking capacity on Beaver Creek Mountain by 60% and, with the addition of a new reservoir planned for completion in 1997, will further increase snowmaking capacity on Beaver Creek Mountain by an additional 100%. For the 1996-97 ski season, approximately 800 acres of the Company's ski terrain will be covered by snowmaking. In addition, the Company has extensive snowgrooming equipment, including the largest fleet of snowcats in the world.

  The Company's customers are primarily comprised of worldwide resort destination guests and, to a lesser extent, day skiers from the Denver Metropolitan area, and Eagle and Summit counties. For the 1995-96 ski season, the Company believes that destination guests represented 73% of total skier days. Although the Company's resorts accommodate a wide range of budgets and attract guests from different regions of the country and the world, they are particularly attractive to family-oriented guests who tend to generate higher and more diversified revenues per guest than day skiers from local population centers. Over forty percent of the Company's destination guests visited with their families during the 1995-96 ski season. International guests, who tend to have longer average stays and higher vacation expenditures than other destination guests, accounted for approximately 13% of the Company's destination skier days during the 1995-96 ski season.

  Consistent with the trends in the overall ski market, snowboarders represent the fastest growing segment of the Company's guest demographic. The Company is committed to promoting snowboarding as an exciting outgrowth of traditional skiing. As an example of this commitment, the Company has upgraded its snowboard facilities, published trail maps for the convenience of snowboarders and created additional trails, half-pipes and other varied terrain to attract snowboarders.

  The Company derives Resort Revenue from a wide variety of sources, including lift ticket sales, ski school, food service, retail stores, equipment rental, travel reservation services, lodging, property and club management, real estate brokerage, licensing and sponsorship activities and other recreational activities.

  Lift Ticket Sales. Lift ticket revenue represents the Company's single largest revenue source. The Company's favorable demographics and world class resort facilities have enabled the Company to achieve premium ticket pricing. The lead ticket price, which for the 1995-96 ski season was $48 a day, is among the highest in the industry. To maximize skier volume during non-peak periods and attract certain segments of the market, the Company also offers a wide variety of incentive ticket programs, including season passes, student rates, group discounts and senior discounts.The Company engages in sophisticated yield management analysis to maximize its effective ticket price (defined as total ticket revenue divided by total skier days) which was $31.12 for the 1995-96 ski season, among the highest in the industry.

  Ski School. The Company operates the world's largest ski school with approximately 1,300 instructors. The Company estimates that it has a guest participation rate of approximately 12% which it believes to be the highest in the industry.

  The success of the ski school comes from (i) personalizing and enhancing the guest vacation experience, (ii) creating new teaching and learning systems (many of which have historically been purchased from the Company by the Professional Ski Instructors of America and adopted as the standard for the industry), (iii) introducing innovative teaching methods for children, including separate children's centers, mountain-wide attractions, themed entertainment and teaching systems geared toward specific age groups, and (iv) continually creating new techniques to react to technological advances in ski/snowboard equipment. Customer service is continually reviewed and improved as the result of feedback from customers. The Company has adopted a pay incentive program to reward instructors based on guest satisfaction and repeat student visits.

  Food Service. Food service is a key component in providing a satisfying guest experience and has been an important source of revenue growth for the Company. The Company believes that by owning and operating both on-mountain and base area restaurants, it can better ensure the quality of products and services offered to its guests, as well as capture a greater percentage of the guest's vacation expenditures. The strategies with respect to its food service operations include (i) focusing growth in venues which allow for food service throughout the day and throughout the year, including breakfast, lunch, apres-ski, dinner, evening entertainment, group functions and summer/non-ski season operations, (ii) creating unique themed environments to maximize guest enjoyment and revenue opportunities, (iii) further expanding on-mountain seating, (iv) offering affordable family lunchtime and evening dining and entertainment, (v) continuing to create additional private clubs and restaurants which are financed through memberships and the sale of related real estate and (vi) continuing affiliations with institutions such as Johnson and Wales, one of the largest culinary and restaurant management schools in the world. The large number of food service facilities operated by the Company allows it to improve margins through large quantity purchasing agreements and sponsorship relationships.

  The Company's restaurant operations range from full service sit-down restaurants to trailside express food outlets and offer a wide variety of cuisine. The Company operates 19 restaurants on Vail Mountain and 11 restaurants on Beaver Creek Mountain and in Beaver Creek Village. The Company currently has indoor seating capacity on Vail Mountain of 3,136. On Beaver Creek Mountain the Company currently has 1,449 indoor seats. For the 1996-97 ski season, the Company plans to open five additional food service establishments on Vail Mountain, including two at the Golden Peak base area.

  Retail/Rental Operations. The Company's retail division operates all on-mountain locations and selected base area locations. Over the last six months, the Company has taken several steps to significantly expand the scope of its retail and rental operations in order to maximize revenue derived from these activities. This expansion will increase retail space from 29,320 square feet in fiscal 1996 to 33,658 for fiscal 1997 and 42,273 square feet expected for fiscal 1998.

  The Company's on-mountain retail locations offer ski accessories (i.e., hats, gloves, sunglasses, goggles, warmers), snack food and selected logo merchandise, all in locations which are conveniently located for skiers. Off-mountain, the Company operates both ski equipment rental and retail locations. The Company's retail operations typically feature Company or resort-related logo merchandise and products of the Company's sponsors. The Company's rental operations offer a wide variety of ski and snowboard equipment for daily and weekly use. The Company intends to utilize certain locations within the Company's newly created leasable space as new retail and rental operations, while continuing to maintain a significant presence of third party tenants.

  Hospitality. The Company's hospitality operations are designed to offer the Company's guests a full complement of quality resort services and provide the Company with additional sources of revenue and profitability. These operations include reservations, tour and travel operations, lodging and property and club management.

  The Company's reservation center provides information and access to the full complement of the resorts' services and activities. The center handles over 211,000 calls per year and is capable of booking and selling airline and ground transportation, lodging, lift tickets, ski school and most other Vail Valley activities, earning commissions on each third party sale. These advance reservation activities have had a significant impact on Vail Associates' ability to attract direct air service to the Vail/Eagle County Airport. Located 25 miles from Beaver Creek Resort, the Vail/Eagle County Airport provides direct air service from 8 U.S. cities and one-stop connections from 26 international destinations. For the 1996-97 season, scheduled inbound and outbound one-way seating capacity is 164,264, an increase of 36.6% over the prior season.

  The Company's property management operation seeks to utilize the Company's hospitality expertise through the first class management of lodging properties owned by both the Company and third parties. The Company currently manages 13 properties, including hotels, timeshare projects and condominiums. In certain situations, such as the Pines Lodge in Beaver Creek Resort (a 60 room luxury hotel), the Company will purchase properties whose financial performance can be improved through the Company's property management operation.

  The Company is also active in the creation and management of private membership clubs, which allows the Company to provide high-end services and amenities to its upper income guest, and evening dining options and other services and activities to its overall guest population. The Company's current clubs include (i) the Beaver Creek Club, which offers members luncheon privileges at Beano's Cabin (which is open to the general public for dinner) and certain golf, tennis and skiing amenities, (ii) Game Creek Club, which offers members luncheon privileges and will be open to the general public for dinner commencing with the 1996-97 ski season, and (iii) the Passport Clubhouse at Golden Peak(TM), which, when completed, will provide members with a reserved parking space, concierge services, a private dining facility and locker and club facilities at the base of Vail Mountain. In addition to using membership sales to defray and in some cases entirely pay for the cost of construction, the Company earns management fees for overseeing club operations. The Company intends to create selected additional clubs over the next five years, including the Arrowhead Alpine Club at Arrowhead Village and a mountain club to be located in Bachelor Gulch Village similar to Beano's Cabin. These clubs allow the Company to add to its restaurant operations and related skier service and retail operations, at a relatively modest capital cost.

  Commercial Leasing Operations. The Company owns significant on-mountain and base area restaurant, retail and commercial space at both Vail Mountain and Beaver Creek Mountain. The Company operates all on-mountain space and leases a portion of its base area space to third parties. The strategy of the Company's leasing operation is to secure the commercial locations adjacent to its resorts for retail, restaurant and entertainment venues and carefully select the appropriate tenant mix for these locations to provide a high quality and diverse selection of retailers and restauranteurs.

  Licensing and Sponsorship. An important part of the Company's business strategy is to leverage its brand name by (i) entering into sponsorship relationships and strategic alliances with world-class business partners, (ii) building its logo and licensing business and (iii) gaining national and international exposure through the hosting of special events. The Company's leading industry position coupled with the demographics of its customer base make it an attractive partner. Examples of the Company's sponsors include (i) FILA, which is supplying the Company's employee ski uniforms over a six-year period and has launched a line of clothing using the Vail name and logo (ii) Chevy Trucks, which provides the Company with mountain vehicles and national marketing exposure, and (iii) Pepsi, which, among other things, provides substantial marketing benefits. The Company's sponsorship arrangements typically have a three to five year term and provide benefits in the form of cash payments, expense reductions, capital improvements and/or marketing exposure. The Company has licensed the use of its trademarks to over one hundred companies for a variety of products such as apparel and sunglasses. While the terms of each license agreement vary, such agreements generally are for a two-year term and provide for the payment by the licensee of quarterly royalty payments ranging from 6% to 8% of the gross wholesale price of the licensed goods.

  Vail and Beaver Creek Mountains are frequently the sites of special events and promotions. In addition to hosting annual World Cup Skiing and World Cup Biking events, Vail Mountain and Beaver Creek Mountain have collectively been chosen as the site for the 1997 World Cup Skiing Finals and the 1999 World Alpine Skiing Championships, an event previously hosted by Vail in 1989, marking the first time a North American site has been selected twice. These events give the Company significant international exposure. TV viewership in Europe for World Cup Skiing and the World Alpine Skiing Championships is estimated to be in excess of 250 million viewers. These events will be organized by and co-hosted with the Vail Valley Foundation, a non-profit foundation whose mandate is to bring international sporting and cultural events to the Vail Valley. The Foundation provides significant funding, volunteers and liability assumption in conjunction with such events. The Company's facilities are also the site of numerous skiing, snowboarding and music events sponsored by corporations. These events generate revenue for the Company through sponsorship fees and increased skier traffic, as well as provide national and international brand exposure through television and advertising campaigns. The Company also owns an interest in an events production company, Eclipse Television and Sports Marketing, LLC, which creates and produces made-for-TV events.

  Brokerage. The Company's real estate brokerage operations are conducted through a joint venture in which the Company has a 50% interest. The joint venture was created in June 1994 to facilitate the merger of the Company's brokerage operations, Vail Associates Real Estate, Inc., with the brokerage operations of Slifer, Smith and Frampton, which combined the two largest brokerage operations in the Vail Valley. The joint venture has a large share of both first time developer sales and resales throughout the Vail Valley, creating both a significant source of profitability and a valuable source of information in planning and marketing the Company's real estate projects. In addition to profit distributions from the joint venture, the Company will directly receive certain override payments on all brokerage revenue from sales of its own property.

  Other Revenue Sources. The Company also derives revenue during the non-ski season by offering guests a variety of activities and services, including (i) gondola and chairlift rides, (ii) on-mountain and base area bike rentals, (iii) on-mountain lunch operations, (iv) wedding and group functions at mountain and village restaurants, (v) golf and tennis, (vi) horseback riding, fly fishing, hiking and barbecues at Piney River Ranch(TM) and (vii) shopping at the Company's retail locations.

REAL ESTATE.

  The Company's real estate activities are conducted by VAREG. VAREG's principal activities include (i) the sale of single family homesites to individual purchasers; (ii) the sale of certain land parcels to third party developers for condominium, townhome, cluster home, lodge and mixed use developments; (iii) the zoning, planning and marketing of new resort communities (such as Beaver Creek Resort, Bachelor Gulch Village and Arrowhead); (iv) arranging for the construction of the necessary roads, utilities and mountain infrastructure for new resort communities; (v) the development of certain mixed use condominium projects integral to resort operations (such as the base facility at Golden Peak); and (vi) the purchase of selected strategic land parcels, which the Company believes can augment its existing land holdings or resort operations. The Company's current development activities are focused on (i) the completion of its three resort communities, Beaver Creek Resort, Bachelor Gulch Village and Arrowhead; (ii) preparing for the redevelopment of the Lionshead base area at Vail Mountain and adjacent land holdings; and (iii) the long-term planning of the Company's significant real estate holdings in and around Avon and at the entrance to Beaver Creek Resort.

  In developing its real estate holdings, VAREG typically contracts to sell multi-family sites to third party developers who undertake the construction and sale of these projects. In this case, the Company typically receives an upfront cash payment and a residual interest in the profit realized by such developers. In connection with the sale of single-family homesites and VAREG's development of certain mixed use condominium projects, VAREG often seeks to sell such homesites or condominium residences to individual purchasers in advance of significant infrastructure investments. As a result, the Company is able to forecast a large portion of its real estate revenues 12 to 18 months in advance and reduce development risk prior to making significant expenditures.

  The Company currently owns 574 acres of developable real estate, including land zoned for 1,144 residential units and 152,000 square feet of commercial space. The majority of the Company's undeveloped land holdings and current development activities are located in Beaver Creek Resort, Bachelor Gulch Village and Arrowhead. A summary of each of these resort communities is set forth below.

 Beaver Creek Resort

  Over the past 12 months, VAREG has completed extensive development planning to complete the Beaver Creek Resort village core. VAREG has sold the One Beaver Creek and Beaver Creek Village Center development sites to third party developers. These projects will be adjacent to the Company's existing retail operations and will contain the majority of the Company's retail and restaurant operations in Beaver Creek Resort.

  In addition to the completion of the Beaver Creek Resort village core, the Company is engaged in the development of its residential property in Beaver Creek Resort. In 1994, the Company contracted to sell 30 single-family ski-in-ski-out homesites (averaging approximately two acres each), in an area known as Strawberry Park on Beaver Creek Mountain. All 30 lots were sold by VAREG in one day in a lottery format because demand significantly exceeded the number of homesites available for purchase. All of those sales closed during fiscal 1996 for total gross proceeds of 30.9 million, an average of over $1.0 million per homesite.

  The Company's remaining land holdings in Beaver Creek Resort consist of one single-family homesite as well as zoned multi-family sites (requiring limited additional infrastructure expenditures) expected to contain approximately 200 multi-family residences located at the entrances to Beaver Creek Resort.

 Bachelor Gulch Village

  The Bachelor Gulch Village development, which will be the newest village on Beaver Creek Mountain, is comprised of 1,410 acres of Company-owned land located in a valley between Arrowhead and Beaver Creek Resort. A private residential resort community set in a natural ski mountain environment, Bachelor Gulch Village, when completed, will combine a skiing gateway to Beaver Creek Mountain, an intimate mountain village and private, upscale real estate enclaves with ski-in/ski-out access to a substantial portion of the homesites, and architecture modeled after the grand lodges of the U.S. National Parks. In addition, plans for Bachelor Gulch Village incorporate 67,880 square feet of retail, restaurant and commercial space. Commencing with the 1996-97 ski season, Bachelor Gulch Village will feature a high speed quad chairlift and approximately 150 acres of mostly intermediate ski terrain contiguous with Beaver Creek Mountain.

  The Company is currently completing its master plan for the development of 715 residential units in Bachelor Gulch Village. Infrastructure development commenced in 1994 and is expected to be substantially complete in 1998. A significant portion of the infrastructure costs have already been incurred, including the majority of the mountain improvements.

  During the summer of 1995 and the winter and summer of 1996, 93 single-family homesites (averaging approximately two acres per lot) were contracted for by purchasers at prices aggregating $72 million (an average of $776,000 per lot). All 93 homesites were sold in a lottery format because demand significantly exceeded homesites available for purchase. Closings of these sales are anticipated to occur in calendar 1996 and 1997.

  The Company's current unsold inventory in Bachelor Gulch Village consists of 18 single-family homesites, 48 cluster homesites and development parcels zoned for 570 condominium, timeshare and lodge units.

 Arrowhead

  Arrowhead, known as "Vail's Private Address," is comprised of over 1,500 acres of Company-owned land and is recognized for its country club approach to residential and resort amenities. Home of the Country Club of the Rockies, a private golf club designed by Jack Nicklaus, Arrowhead features swimming, clay tennis courts, hiking, mountain biking, private fly-fishing on the Eagle River and privacy gates that assure controlled access 24 hours a day. Arrowhead contains the westernmost skiing access point to Beaver Creek Mountain.

  The Company's current development activities are focused on the development of Arrowhead Village, a 218 unit staged development centered around an alpine club. The proposed Arrowhead Alpine Club is expected to serve as the social and athletic activity center of Arrowhead. The Arrowhead Alpine Club is expected to be a 79,000 square foot facility consisting of 23 residential condominiums and 14,500 square feet of spa and athletic training space and 5,800 square feet of restaurant, retail and skier service facilities. The Company's plans to build the Arrowhead Alpine Club are contingent upon the pre-sale of a sufficient number of condominium residences and Arrowhead Alpine Club memberships. The Company is currently marketing both condominium residences and Alpine Club memberships.

  In Arrowhead Village, developers have commenced construction of 44 multi-family units on land purchased from the Company. Multi-family parcels planned for 13 additional units have been sold to developers and construction is expected to begin in the Spring of 1997. In addition to the remaining multi-family parcels in Arrowhead Village, the Company has extensive land holdings in Arrowhead, including land zoned for 28 single-family homesites, and 34 cluster homesites and 45 townhomes, and land for an additional 150 multi-family and 30 single family homesites which are planned, but not yet zoned.

  In addition to the Company's extensive land holdings contained in the resort communities discussed above, the Company has substantial land holdings in Lionshead (located in the Town of Vail), Avon (located at the base of Beaver Creek Mountain) and elsewhere in the Vail Valley.

  COMPETITION. The ski industry is highly competitive. Vail Associates competes directly with numerous ski areas in Colorado for the day skier, with major ski resort areas in the United States, Canada and Europe for the destination skier and with worldwide recreation resorts for the vacation guest. Vail Associates' major U.S. competitors include the Utah ski areas, the Lake Tahoe area in California and Nevada, the New England ski areas and the major Colorado areas including the Summit County resorts, Crested Butte, Telluride, Steamboat Springs, Winter Park and the Aspen resorts. The competitive position of Vail Associates' ski areas is dependent upon many diverse factors such as proximity to population centers, availability and cost of transportation to the areas, including direct flight availability by major airlines, pricing, snowmaking facilities, type and quality of skiing offered, duration of the ski season, prevailing weather conditions, the number, quality and price of related services and lodging facilities, and the reputation of the areas. Based upon a review of these factors, management believes that Vail Associates is in a strong competitive position.

  Maintaining the ski resorts and improving the facilities is capital intensive. In order to be competitive, Vail Associates has focused on improving the resort facilities and related amenities available to skiers at the Vail and Beaver Creek resorts and has substantially upgraded the facilities at both resorts. Resort capital expenditures for fiscal 1996 totaled $13.9 million. In addition, the Company invested $40.6 million in its real estate development activities.

  The market for undeveloped real estate near ski resorts is subject to fluctuations due to many factors including changes in the general economy, costs and availability of borrowed money and conditions in the construction and real estate industry generally. In addition, changes in legislation and governmental regulations, such as local and federal tax laws, land-use and zoning restrictions, and environmental protection, could adversely affect real estate sales. With respect to the sale of undeveloped real estate in Vail, Beaver Creek Resort and Arrowhead, Vail Associates has many competitors, not only in the Vail and Beaver Creek Resort areas but also throughout the Colorado mountain country and in the other major ski areas in the United States. Management believes that the size, historically consistent snow conditions and existing amenities of the Vail and Beaver Creek resorts give Vail Associates a competitive advantage over many of its competitors.

  REGULATION AND LEGISLATION. Vail Associates has been granted the right to use 12,590 acres of federal land adjacent to the Town of Vail and 2,775 acres of federal land adjacent to its Beaver Creek property as the site for ski lifts and trails and related activities under the terms of permits with the Forest Service. The Forest Service has the right to review and comment on the location, design and construction of improvements in the permit area and on many operational matters. While virtually all of the skiable terrain on Vail Mountain is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the Bachelor Gulch and Arrowhead Mountain areas, is located on Company owned land. The Company has received approval from the Forest Service, subject to a pending appeal, for infrastructure development of bowl skiing terrain in Category III which is located within the current Vail Mountain permit area. On appeal, the Forest Service Supervisor was directed to verify that the administrative record includes appropriate information on potential off-site cumulative impacts to traffic/transportation, housing and wildlife. The Company believes that the appropriate information is included in the administrative record.

  The permits originally granted to the Company, for the Vail and Beaver Creek mountain resorts consisted of (i) Term Special Use Permits which were granted for 30 year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (ii) Special Use Permits which are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single term special use permit which can be issued for up to 40 years. On December 23, 1991, the Company exercised its statutory right to convert its dual permits for Vail Mountain into a unified permit covering 12,590 acres. The Vail permit expires on October 1, 2031, but can be terminated by the Forest Service if required in the public interest. The Beaver Creek property is covered by a Term Special Use Permit covering 80 acres and a Special Use Permit covering the remaining 2,695 acres. These permits will expire in 2006 but are terminable by the Forest Service at its discretion. In December 1992, the Company exercised its statutory right to convert its dual permits for the Beaver Creek mountain resort into a unified permit for the maximum period of 40 years and is currently in the process of negotiating the final terms of the unified permit. To the Company's knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort has ever been terminated by the Forest Service.

  Under recently enacted legislation, retroactively effective to fiscal 1996, the Company pays a fee to the Forest Service ranging from 1.5% to 4.25% of sales occurring on Forest Service land. However, through fiscal 1998, the Company must pay the greater of (i) the fee due under the new legislation or
(ii) the fees actually paid for fiscal 1995. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.

BUSINESS SEGMENTS

Business segment information is presented in Note 11 to the accompanying consolidated financial statements.


INITIAL PUBLIC OFFERING

  On June 6, 1996, the Company filed a Registration Statement on Form S-2 for an initial public offering ("Offering"). The Company plans to raise $100 million in the Offering with certain selling stockholders raising an additional $100 million. The consummation of the Offering is contingent upon the closing of the acquisition of Ralston Resorts, Inc. under a stock purchase agreement dated July 22, 1996 (see "Acquisition" below).

ACQUISITION

  On July 22, 1996, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Ralston Foods, Inc. and its wholly-owned subsidiary Ralston Resorts, Inc., pursuant to which the Company will acquire the capital stock of Ralston Resorts, Inc., the operator of the Breckenridge, Keystone and Arapahoe Basin ski resorts located in Summit County, Colorado (the "Acquisition"). Under the terms of the Purchase Agreement, the Company will assume and/or refinance $165 million of indebtedness of Ralston Resorts, Inc. and will issue approximately 3.8 million shares of Common Stock to Ralston Foods, Inc. The closing of the Acquisition is dependent upon various conditions, including obtaining financing to refinance the indebtedness assumed, the continuing accuracy of representations and warranties made by the parties to the Purchase Agreement, and the receipt of necessary government approvals including those required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 2. PROPERTIES.

  The following table sets forth the principal properties owned or leased by the Company:

         LOCATION                OWNERSHIP                                             USE
  ----------------------- -----------------------  ----------------------------------------------------------------------------
  Vail Mountain           Owned                    Ski resort operations, commercial space
  Beaver Creek Mountain   Owned                    Ski resort operations, commercial space, real estate held for sale or development, employee housing
  Arrowhead Mountain      Owned                    Ski resort operations, commercial space, real estate held for sale or development
  Bachelor Gulch Village  Owned                    Ski resort operations, commercial space, real estate held for sale or development
  Vail Mountain           Term Special Use Permit  Ski lifts, ski trails, buildings and other improvements
   (12,590 acres)
  Beaver Creek Mountain   Term Special Use Permit  Ski lifts, ski trails, buildings and other improvements
   (80 acres)
  Beaver Creek Mountain   Special Use Permit       Ski trails
   (2,695 acres)
  Beaver Creek Resort     Owned                    Golf course
  Avon, CO                Leased                   Corporate offices

  The Vail and Beaver Creek Forest Service Permits are encumbered.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  There is no established public trading market for the common stock of the Company. As of December 23, 1996, 10,372,241 shares of common stock were outstanding: 6,213,110 shares of Class A Common Stock held by approximately 6 holders and 4,159,131 shares of Common Stock held by approximately 10 holders.

  On September 25, 1996, the Company distributed a right to receive up to $4.87 per share of Common Stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The purpose of the Rights is to provide cash to the existing stockholders of the Company as a partial return on their investment in the Company. As of September 30, 1996, the Company had outstanding contracts (the "Real Estate Contracts") for the sale of certain real estate and related amenities. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds under the Real Estate Contracts to make such payments. The Company currently estimates payments under the Rights will be made in January and in June 1997. In addition, the Company has amended certain option agreements held by management of the Company to eliminate the right of option holders to receive any portion of the payments made under the Rights. In connection with such amendment, the Company has accrued a payable to such option holders of approximately $4.5 million (the "Option
Payment"). The Rights and the Option Payment are hereinafter collectively referred to as the "Distribution."

  Other than the Distribution, the Company has never paid or declared a cash dividend on its Common Stock or Class A Common Stock. The declaration of cash dividends in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed relevant by the Board of Directors at that time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business, and the Company does not anticipate paying any cash dividends (other than the Distribution) on its shares of Common Stock or Class A Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The Company previously owned subsidiaries which were engaged in the beef products and communications businesses. Packerland Packing Company, Inc. and its subsidiaries (collectively, "Packerland") operated one of the largest "lean beef" slaughtering and packing operations in the United States. GHTV, Inc. and its subsidiaries (collectively, "GHTV") owned and operated various broadcast stations and other related businesses. In 1991, due to an inability to service debt incurred in connection with the acquisition of certain assets in the communications business, the Company and these subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code. On October 8, 1992 (the "Effective Date"), the Company, Packerland and GHTV emerged from bankruptcy pursuant to a plan of reorganization (the "Plan") under which the beef products and communications businesses were to be sold. Packerland was subsequently sold on August 31, 1994. All of the GHTV subsidiaries had been sold as of September 23, 1994. The results of operations of Packerland and GHTV subsequent to the Effective Date have been reported as discontinued and are therefore excluded from the following selected financial data for periods ending after the Effective Date.

  On October 14, 1993, by consent of the Company's board of directors, the fiscal yearend of the Company and its corporate subsidiaries was changed to September 30, and the fiscal yearend of Packerland and its subsidiaries was changed to the Sunday nearest September 30 (October 3, 1993). Prior to this change, the reporting period of these entities was the 52/53 week year ending on the Sunday nearest December 31. This change was made to conform the fiscal yearend of these entities with that of Vail Associates, which has a September 30 fiscal yearend. Prior to this change, the operating results of Vail Associates and its subsidiaries were consolidated on a one quarter lag basis.

  The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the years ended September 30, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent accountants whose 1994 report with respect to Packerland, is based on the report of Ernst & Young LLP. The financial data for the period from October 9, 1992 through September 30, 1993 and from December 30, 1991 through October 8, 1992 are derived from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, whose reports with respect to Vail Associates, are based on the reports of Arthur Andersen LLP. The selected historical consolidated financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

  Due to certain accounting adjustments required by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants and certain other events occurring on the Effective Date, the following selected financial data prior to the Effective Date are not comparable to the financial data as of and subsequent to the Effective Date.

  The Other Data prersented below include information on Resort Cash Flow. Resort Cash Flow is defined as revenues from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For information regarding the Company's historical cash flows from operating, investing and financiing activities see the Company's consolidated financial statements included in Item
8. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditure and debt service requirements. The data presented below are in thousands except per share amounts.

                                                  POST-EFFECTIVE DATE
                                           ------------------------------------
                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                             1993      1994     1995     1996
                                           --------  -------- -------- --------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Resort................................... $114,623  $124,982 $126,349 $140,288
 Real estate..............................    4,610    22,203   16,526   48,655
                                           --------  -------- -------- --------
   Total revenues.........................  119,233   147,185  142,875  188,943
Operating expenses:
 Resort...................................   69,749    78,365   82,305   89,890
 Real estate..............................    5,165    20,341   14,983   40,801
 Corporate expense........................    6,467     7,160    6,701   12,698
 Depreciation and amortization............   13,404    17,186   17,968   18,148
                                           --------  -------- -------- --------
                                             94,785   123,052  121,957  161,537
Operating income from continuing
 operations...............................   24,448    24,133   20,918   27,406
Income (loss) from continuing operations
 (after-tax)..............................     (146)      761    3,282    4,735
Earnings per common share;
 Income (loss) from continuing
  operations.............................. $   (.01) $    .08 $    .32 $    .44
                                           ========  ======== ======== ========
OTHER DATA:
Resort
 Resort Revenue........................... $114,623  $124,982 $126,349 $140,288
 Resort Cash Flow.........................   44,874    46,617   44,044   50,398
 Skier days...............................    2,059     2,056    2,136    2,228
 Resort Revenue/skier day................. $  55.67  $  60.79 $  59.15 $  62.97
Real estate
 Revenues from real estate sales.......... $  4,610  $ 22,203 $ 16,526 $ 48,655
 Real estate operating profit.............     (555)    1,862    1,543    7,854
 Real estate assets.......................   15,673    42,637   54,858   88,665

                                                                      PRE-
                                                                 EFFECTIVE DATE
                                                                 ---------------
                                                                   PERIOD FROM
                                                                  DECEMBER 30,
                                                                  1991 THROUGH
                                                                 OCTOBER 8, 1992
                                                                 ---------------
STATEMENT OF OPERATIONS DATA:
Net revenues....................................................    $650,184
Operating expenses .............................................     617,738
                                                                    --------
Income from operations..........................................      32,446
Other income (expense)..........................................     (23,849)
Reorganization items............................................     133,609
                                                                    --------
Income before income taxes and extraordinary items..............     142,206
Provision for income taxes......................................         (17)
                                                                    --------
Income before extraordinary items...............................     142,189
Extraordinary items:
  Debt forgiveness related to restructuring transactions........     435,818
                                                                    --------
Net income......................................................    $578,007
                                                                    ========

                                              POST-EFFECTIVE DATE
                         --------------------------------------------------------------
                                                  SEPTEMBER
                         OCTOBER 8, SEPTEMBER 30,    30,    SEPTEMBER 30, SEPTEMBER 30,
                            1992        1993        1994        1995          1996
                         ---------- ------------- --------- ------------- -------------
BALANCE SHEET DATA:
Total assets............  $805,881    $459,131    $450,018    $429,628      $422,612
Long-term debt
 (including current
 maturities)............   376,718     250,566     225,654     191,313       144,750
Stockholders' equity ...   132,102     131,973     162,494     167,694       123,907

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements as of September 30, 1996 and 1995 and for the years ended September 30, 1996, 1995 and 1994, included in Item 8 to this Form 10-K, which provide additional information regarding financial condition and operating results.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996") VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1995 ("FISCAL 1995")

  Resort Revenue. Resort Revenue for fiscal 1996 was $140.3 million, an increase of $13.9 million, or 11.0%, compared to fiscal 1995. The increase was attributable primarily to (i) an 8.4% increase in lift ticket revenue due to a 4.3% increase in skier days (a 5.3% increase at Vail Mountain and a 1.5% increase at Beaver Creek Mountain) and an increase in effective ticket price (defined as total lift ticket revenue divided by total skier days) ("ETP") from $29.96 to $31.12, or 3.9%, (ii) a 9.6% increase in ski school revenue due to increases in lesson prices and increases in lesson volume driven primarily by snowboarding and children's lessons, (iii) a 9.8% increase in food service revenues due to price increases and the increase in skier days, (iv) a 19.1% increase in retail and rental revenues due to favorable changes in product mix, the growth in popularity of snowboarding and new ski technology, and the increase in skier days, and (v) a 17.2% increase in hospitality revenues due primarily to enhanced marketing efforts for the Company's property management activities.

  Resort Operating Expenses. Operating expenses from resort operations ("Resort Operating Expenses") were $89.9 million for fiscal 1996, representing an increase of $7.6 million, or 9.2%, as compared to fiscal 1995. As a percentage of Resort Revenue, Resort Operating Expenses declined from 65.1% to 64.1% in fiscal 1996. The increase in Resort Operating Expenses is primarily attributable to (i) increased variable expenses resulting from the increased level of Resort Revenue and skier days in fiscal 1996, (ii) a $1.6 million increase in the accrual for long term incentive compensation associated with the improvement in the operating results of the resorts segment during fiscal 1996, and (iii) a $1.1 million increase in labor related expenses due to expanded operations.

  Resort Cash Flow. Resort Cash Flow for fiscal 1996 was $50.4 million, an increase of $6.4 million, or 14.4%, compared to fiscal 1995. Resort Cash Flow as a percentage of Resort Revenue increased to 35.9% for fiscal 1996 as compared to 34.9% for fiscal 1995. The increase in Resort Cash Flow is primarily due to the increase in skier days and ETP as discussed above.

  Real Estate Revenues. Revenues from real estate operations for fiscal 1996 were $48.7 million, an increase of $32.1 million, compared to fiscal 1995. The increase is due primarily to the closings of sales of 30 single family lots in the Strawberry Park development at Beaver Creek Resort in December 1995 and February 1996, which generated $30.9 million in gross proceeds.

  Real Estate Operating Expenses. Real estate operating expenses for fiscal 1996 were $40.8 million, an increase of $25.8 million, compared to fiscal 1995. The increase resulted primarily from the cost of sales and commissions associated with the sale of the Strawberry Park lots which totaled $24.7 million.

  Corporate Expense. Corporate expense was $12.7 million for fiscal 1996, an increase of $6.0 million as compared to fiscal 1995. Corporate expense for fiscal 1996 includes the following nonrecurring charges: (i) $2.1 million related to the termination of an employment agreement with the Company's former Chairman and Chief Executive Officer, (ii) $4.5 million related to the Option Payment, and (iii) $1.9 million of compensation expense related to the exercise of stock options by the Company's former Chairman and Chief Executive Officer. Excluding the effect of those items, corporate expense decreased $2.5 million. This decrease was primarily due to the inclusion in fiscal 1995, of $1.6 million of compensation expense related to shares of Common Stock granted to the Company's former Chief Executive Officer pursuant to an employment agreement dated October 8, 1992. Those shares were earned over the three year period beginning on the date of the employment agreement and ending on October 8, 1995. Accordingly, compensation expense was charged to corporate expense ratably over that period. The remaining decrease was attributable to reductions in payroll expense and other office expenses related to the partial closure of the Company's Denver office as of December 31, 1995.

  Depreciation and Amortization. Depreciation and amortization expense increased by $180,000 for fiscal 1996 over fiscal 1995, primarily due to capital expenditures made in fiscal 1995.

  Interest Expense. During fiscal 1996 and fiscal 1995, the Company recorded interest expense of $14.9 million and $19.5 million, respectively, which relates primarily to the Company's Senior Subordinated Notes, the Industrial Development Bonds, and the Company's existing credit facilities. The decrease in interest expense from fiscal 1995 to fiscal 1996, is attributable to the redemptions of $30 million and $24.5 million in principal amount of Senior Subordinated Notes on December 11, 1995 and February 2, 1996, respectively, offset by call premiums paid in connection with those redemptions. See "Liquidity and Capital Resources."

  Gain (loss) on disposal of fixed assets. The loss on disposal of fixed assets for fiscal 1996 was $2.6 million compared to $849,000 for fiscal 1995. The loss for fiscal 1996 consists primarily of a $2.3 million loss on the retirement of the Lionshead gondola and a $340,000 loss on the retirement of the Golden Peak chairlift. Both lifts are currently being replaced with upgraded equipment. The loss for fiscal 1995 consists primarily of a $600,000 loss on the write off of lift equipment which was replaced during an upgrade of a Vail Mountain chairlift..

  Other income (expense). The significant components of other income (expense) for fiscal 1996 are (i) a $725,000 increase in the reserves related to the Company's indemnity to the purchaser of a former subsidiary of the Company,
(ii) a $690,000 increase in the estimate of the pension liability related to three founders of the Company, (iii) a $600,000 increase in reserves related to a change in the estimate of the Company's obligation to a medical research foundation, and (iv) $373,000 in income related to a favorable retrospective adjustment on a worker's compensation insurance policy of a former subsidiary of the Company. The significant components of other income (expense) for fiscal 1995 are (i) a $1.2 million gain on the sale of securities, (ii) income of $687,000 related to the elimination of reserves for pre-petition bankruptcy claims and (iii) $1.6 million in income related to a change in the estimate of the Company's obligation to a medical research foundation.

YEAR ENDED SEPTEMBER 30, 1995 ("FISCAL 1995") VERSUS YEAR ENDED SEPTEMBER 30, 1994 ("FISCAL 1994")

  Resort Revenue. Resort Revenue for fiscal 1995 was $126.3 million, an increase of $1.4 million, or 1.1%, compared to fiscal 1994. The increase was attributable primarily to (i) a 1.1% decrease in lift ticket revenue due to a 3.9% increase in skier days (a 2.7% increase at Vail Mountain and a 7.4% increase at Beaver Creek Mountain) offset by a decline in ETP from $31.29 to $29.96, or 4.3%, (ii) a 4.4% increase in ski school revenue due primarily to increases in corporate group sales at Vail Mountain and private lesson sales at Beaver Creek Mountain, (iii) a 0.7% increase in food service revenue attributable to significant decreases in summer sales due to poor weather conditions during June which delayed the opening of certain mountain facilities and minimal growth in winter food and beverage sales due to a higher proportion of local skiers who typically spend less at the Company's restaurants than destination skiers, (iv) a 20.8% increase in retail and rental sales due to the opening of two new retail outlets in fiscal 1995, (v) a 3.2% increase in hospitality revenue due to property management revenues from four properties which were managed by the Company for a full year in fiscal 1995 and (vi) increases in revenue from brokerage, commercial leasing, and licensing and sponsorship activities. The decline in ETP in fiscal 1995 resulted from increased skier days in the early and late season which have lower ETPs than those in the peak season. The increase in early and late season skiers was due to incentive programs targeted to attract increased corporate groups and skiers from the Denver metropolitan area. In addition, skier days in the peak season, which have higher ETPs, were adversely affected by a number of factors, including (i) an unusually high number of closings of Interstate 70 (the main highway from Denver to Vail) due to adverse weather conditions, and (ii) the December 1994 financial crisis in Mexico, the country of origin of a significant portion of the Company's international guests who typically visit the Company's resorts during the peak season. Following the 1994-95 ski season, the Company, working with state and local agencies, took steps designed to improve snow removal operations on Interstate 70. As a result of these steps, the number and duration of highway closings were significantly reduced during the 1995-96 ski season.

  Resort Operating Expenses. Resort Operating Expenses were $82.3 million for fiscal 1995, representing an increase of $3.9 million, or 5.0%, as compared to fiscal 1994. As a percentage of Resort Revenue, Resort Operating Expenses increased from 62.7% in fiscal 1994 to 65.1% in fiscal 1995. The increase in Resort Operating Expenses is primarily attributable to (i) a $2.1 million increase in marketing expenditures primarily related to increased direct advertising expenditures, (ii) an increase of $1.3 million in expenses related to an expansion of the Company's retail operations, write-downs of obsolete inventory purchased in prior seasons, and costs associated with the implementation of new point of sale inventory system, (iii) an increase of $740,000 in rent and occupancy costs due to the relocation of certain of Vail Associates' offices from Company-owned space in the Town of Vail to leased office space in the Town of Avon and (iv) increased expenses resulting from the increased level of Resort Revenue in fiscal 1995.

  Resort Cash Flow. Resort Cash Flow for fiscal 1995 was $44.0 million, a decrease of $2.6 million, or 5.5%, compared to fiscal 1994. Resort Cash Flow as a percentage of Resort Revenue decreased to 34.9% in fiscal 1995 as compared to 37.3% in fiscal 1994. The decrease in Resort Cash Flow was primarily due to the decline in ETP and increase in Resort Operating Expenses as discussed above.

  Real Estate Revenues. Revenues from real estate operations for fiscal 1995 were $16.5 million, a decrease of $5.7 million, compared to fiscal 1994. The decrease is due primarily to a reduction in the number of closings of residential lot sales in Beaver Creek Resort due to the Company not having significant lots available for sale during the period.

  Real Estate Operating Expenses. Real estate operating costs and expenses for fiscal 1995 were $15.0 million, a decrease of $5.4 million, compared to fiscal 1994 due to lower costs of sales associated with the reduced amount of lot sales activity.

  Corporate Expense. Corporate expense decreased $459,000 in fiscal 1995 as compared to fiscal 1994 due primarily to lower salary and service costs.

  Depreciation and Amortization. Depreciation and amortization expense from continuing operations increased $782,000 in fiscal 1995 as compared to fiscal 1994, primarily as a result of the capital expenditures made during fiscal 1994.

  Interest Expense. During fiscal 1995, the Company recorded interest expense of $19.5 million, which relates primarily to the interest on the Company's Senior Subordinated Notes and the Industrial Development Bonds and revolving credit facilities of Vail Associates. See "--Liquidity and Capital Resources." The decrease in interest expense from $22.5 million during fiscal 1994 to $19.5 million during fiscal 1995 relates primarily to the redemption of the Company's Senior Secured Notes on September 29, 1994 and the redemption of $24.9 million principal amount of Senior Subordinated Notes on December 15, 1994.

  Other Income (Expense). The significant components of other income (expense) for fiscal 1995 are (i) income of $1.6 million related to a reduction in the estimate of a liability related to the Company's obligation to a medical research foundation, (ii) a $1.2 million gain on the sale of securities and
(iii) income of $687,000 related to the elimination of reserves for pre-petition bankruptcy claims.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically provided funds for debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short term and long term borrowings and sales of real estate.

  At September 30, 1995, the Company had outstanding $117.2 million of Senior Subordinated Notes maturing on June 30, 2002. On December 11, 1995 and February 2, 1996, the Company redeemed principal amounts of $30.0 million and $24.5 million, respectively, of the Senior Subordinated Notes. At September 30, 1996, the outstanding principal amount of Senior Subordinated Notes was $62.6 million. The Company intends to use a portion of the net proceeds from the planned public stock offering to redeem all of the remaining outstanding Senior Subordinated Notes.

  The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrue interest at 8% per annum and mature on August 1, 2009. Interest is payable semi-annually on February 1 and August 1. The Company has provided the holder of these bonds a debt service reserve fund of $3.3 million, which has been netted against the principal amount for financial reporting purposes.

  The Company also has two revolving credit facilities ("Existing Credit Facilities") that provide for total availability of $135 million, consisting of a $105 million Facility A Revolver ("Facility A") and a $30 million Facility B Revolver ("Facility B"). The maximum borrowings available under Facility A will be reduced by $25 million on March 31, 1999 with all outstanding principal due on March 31, 2000. No borrowings under Facility B are permitted unless the maximum borrowings under Facility A are outstanding. The maximum borrowings available under Facility B will be reduced by $10 million on March 31, 1997 and further reduced by an additional $10 million on March 31, 1998 with all outstanding principal due on March 31, 1999. The Credit Facilities are available for the seasonal working capital needs of Vail Associates and for capital expenditures and other general corporate purposes, including the issuance of up to $50 million of letters of credit. Outstanding letters of credit at June 30, 1996 totaled $34.3 million and primarily related to bonds issued by a quasi-governmental entity in connection with the financing of infrastructure costs in Bachelor Gulch Village. At September 30, 1996, borrowings outstanding under Facility A totaled $44.0 million.

  The Company has received a commitment from NationsBank of Texas, N.A., as agent (the "Agent"), to provide financing for the Acquisition and the working capital needs of the Company upon the closing of the Acquisition ("New Credit Facilities"). The New Credit Facilities will provide for debt financing up to an aggregate principal amount of $340 million. The New Credit Facilities are comprised of (i) a $175 million Revolving Credit Facility ("Revolving Credit Facility"), (ii) a $115 million Tranche A Term Loan Facility ("Tranche A") and
(iii) a $50 million Tranche B Term Loan Facility (together with the Tranche A, the "Term Loan Facilities"). The Term Loan Facilities will be used to refinance a portion of the $165 million of debt assumed in connection with the Acquisition. The Revolving Credit Facility matures on April 15, 2003. The minimum amortization under the Term Loan Facilities will be $11.5 million, $14.0 million, $19.0 million, $21.5 million, $26.5 million, $31.5 million, and $41 million during fiscal years ending September 30, 1998, 1999, 2000, 2001, 2002, 2003, and 2004, respectively. The Company will also be required to make mandatory amortization payments under the Term Loan Facilities with excess cash flow, as defined, proceeds from asset sales, and proceeds from equity and debt offerings.

  The New Credit Facilities require that no more than $125.0 million in the aggregate be outstanding under the Revolving Credit Facility for a period of 30 consecutive days during each fiscal year, such period to include April 15. The proceeds of the loans made under the Revolving Credit Facilities may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

  Resort capital expenditures for fiscal 1996 were $13.9 million. Investments in real estate for fiscal 1996 were $40.6 million, which included $9.1 million of mountain improvements (such as ski lifts and snowmaking equipment) which are related to real estate development but will also benefit resort operations. The primary projects included in resort capital expenditures for fiscal 1996 are (i) the new Lionshead gondola, (ii) the creation of the Eagles Nest non-ski activity center and (iii) the allocated cost of the new retail, restaurant and skier service facilities to be created in the renovated Golden Peak base facility. The primary projects included in investments in real estate for fiscal 1996 are (i) the renovation of the Golden Peak base facility, including a new high speed quad chairlift, (ii) infrastructure related to Bachelor Gulch Village, including a new high speed quad chairlift and related snowmaking equipment, (iii) construction related to the Beaver Creek Village Center, the majority of the related expenses of which will be recouped during fiscal 1996 from the third party developer of the project and certain homeowner, community and governmental organizations, (iv) infrastructure related to Arrowhead Village and (v) infrastructure related to the Strawberry Park development in Beaver Creek Resort.

  The Company estimates that it will make resort capital expenditures totaling approximately $42 million in fiscal 1997 which includes approximately $18.2 million spent in the first fiscal quarter of 1997 to complete projects initiated in fiscal 1996. The primary new projects will include (i) infrastructure for the Category III expansion, (ii) expansion of snowmaking at Beaver Creek Mountain, (iii) upgrades to and expansions of food service operations at Beaver Creek Resort and (iv) the purchase of retail space at Beaver Creek Resort. Investments in real estate are expected to total approximately $60 million during fiscal 1997. The primary projects included in these investments are (i) the completion of the Golden Peak base facility,
(ii) intrastructure related to Bachelor Gulch Village and Arrowhead Village and (iii) completion of the Beaver Creek Village retail and parking facilities. The Company intends to fund these expenditures through cash flow from operations, and borrowings under the New Credit Facilities.

  In connection with the Distribution, the Company will make payments aggregating $55 million, which it estimates will be made in January and June 1997. The Company is limited to funding payments made under the Distribution from proceeds of the Real Estate Contracts.

  Based on current levels of operations and cash availability, the Company believes that it will be able to satisfy its debt service and capital expenditure requirements from cash flow from operations, and borrowings under the Existing Credit Facilities.

  The Company believes that inflation during the past three years has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VAIL RESORTS, INC.

Consolidated Financial Statements for the Years Ended September 30, 1994, 1995 and 1996

Report of Independent Public Accountants.................................... F-2
Report of Ernst & Young, LLP Independent Auditors........................... F-3
Consolidated Financial Statements
Consolidated Balance Sheets................................................. F-4
Consolidated Statements of Operations....................................... F-5
Consolidated Statements of Stockholders' Equity ............................ F-6
Consolidated Statements of Cash Flows....................................... F-7
Notes to Consolidated Financial Statements.................................. F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  Vail Resorts, Inc.:

  We have audited the accompanying consolidated balance sheets of VAIL RESORTS, INC. formerly known as Gillett Holdings, Inc. (see Note 1) (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Packerland Packing Company, Inc. ("Packerland"), a wholly owned subsidiary of Vail Resorts, Inc.; 100% of the stock of Packerland was sold on August 31, 1994. The net revenues of Packerland included in the consolidated statements of operations for the year ended September 30, 1994 were $630,928,000. The accompanying consolidated statements of operations for the year ended September 30, 1994 present the operations of Packerland as discontinued (see Note 3). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Packerland, is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vail Resorts, Inc. and subsidiaries as of September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Denver, Colorado,
  October 31, 1996

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors
Packerland Packing Company, Inc.

  We have audited the consolidated statements of income, stockholder's equity and cash flows for the period from October 4, 1993 through August 31, 1994, of Packerland Packing Company, Inc. (the Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and its cash flows for the period from October 4, 1993 through August 31, 1994, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
October 7, 1994

                               VAIL RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1995          1996
                                                    ------------- -------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................   $ 47,534      $ 12,712
  Receivables......................................      5,135         5,741
  Inventories......................................      4,221         4,639
  Deferred income taxes (Note 8)...................      9,500        17,200
  Other current assets.............................      3,716         5,490
                                                      --------      --------
    Total current assets...........................     70,106        45,782
Property, plant, and equipment, net (Note 6).......    205,151       192,669
Real estate held for sale..........................     54,858        88,665
Deferred charges and other assets..................      6,106        10,440
Intangible assets (Note 6).........................     93,407        85,056
                                                      --------      --------
    Total assets...................................   $429,628      $422,612
                                                      ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses (Note 6)...   $ 37,419      $ 48,096
  Income taxes payable (Note 8)....................         81           325
  Rights payable to stockholders (Note 10).........        --         50,513
  Long-term debt due within one year (Notes 1 and
   5)..............................................         63            63
                                                      --------      --------
    Total current liabilities......................     37,563        98,997
Long-term debt (Note 5)............................    191,250       144,687
Other long-term liabilities........................      3,821        15,521
Deferred income taxes (Note 8).....................     29,300        39,500
Commitments and contingencies (Notes 1, 3, 10, and
 12)
Stockholders' equity (Notes 1, 12 and 13):
  Preferred stock, $.01 par value 25,000,000 shares
   authorized, no shares issued and outstanding....        --            --
  Common stock--
   Class A common stock, $.01 par value, 20,000,000
    shares authorized, 6,408,846 and 6,213,110
    shares issued and outstanding as of September
    30, 1995 and 1996, respectively................         64            64
   Common Stock, $.01 par value, 40,000,000 shares
    authorized, 3,471,992 and 3,786,890 shares
    issued and outstanding as of September 30, 1995
    and 1996, respectively.........................         35            36
  Additional paid-in capital.......................    135,660       123,807
  Retained earnings................................     31,935           --
                                                      --------      --------
    Total stockholders' equity.....................    167,694       123,907
                                                      --------      --------
    Total liabilities and stockholders' equity.....   $429,628      $422,612
                                                      ========      ========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          YEAR          YEAR          YEAR
                                          ENDED         ENDED         ENDED
                                      SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                          1994          1995          1996
                                      ------------- ------------- -------------
Net revenues:
 Resort.............................   $   124,982   $   126,349   $   140,288
 Real estate........................        22,203        16,526        48,655
                                       -----------   -----------   -----------
 Total net revenues.................       147,185       142,875       188,943
Operating expenses:
 Resort.............................        78,365        82,305        89,890
 Real estate........................        20,341        14,983        40,801
 Corporate expense..................         7,160         6,701        12,698
 Depreciation and amortization......        17,186        17,968        18,148
                                       -----------   -----------   -----------
 Total operating expenses...........       123,052       121,957       161,537
                                       -----------   -----------   -----------
Operating income from continuing op-
 erations...........................        24,133        20,918        27,406
Other income (expense):
 Investment income..................         1,523         3,295           586
 Interest expense ..................       (22,468)      (19,498)      (14,904)
 Gain (loss) on disposal of fixed
  assets............................           128          (849)       (2,630)
 Other (Notes 9 and 10).............          (598)        3,291        (1,500)
                                       -----------   -----------   -----------
Income from continuing operations
 before income taxes................         2,718         7,157         8,958
Provision for income taxes (Note
 8).................................        (1,957)       (3,875)       (4,223)
                                       -----------   -----------   -----------
Income from continuing operations...           761         3,282         4,735
Income from discontinued operations,
 net of applicable income tax provi-
 sion of $4,206 for the year ended
 September 30, 1994 (Notes 3 and
 9).................................         7,058           --            --
Gain on disposal of subsidiaries op-
 erating in discontinued segments,
 net of applicable income tax provi-
 sion of $13,357 for the year ended
 September 30, 1994 (Notes 3 and
 9).................................        20,963           --            --
                                       -----------   -----------   -----------
Net income..........................   $    28,782   $     3,282   $     4,735
                                       ===========   ===========   ===========
Earnings per common share (Note 2):
 Income from continuing operations..   $       .08   $       .32   $       .44
 Income from discontinued opera-
  tions.............................           .69           --            --
 Gain on disposal of subsidiaries
  operating in discontinued seg-
  ments.............................          2.05           --            --
                                       -----------   -----------   -----------
 Net income.........................   $      2.82   $       .32   $       .44
                                       ===========   ===========   ===========
 Weighted average shares outstand-
  ing...............................    10,216,578    10,291,388    10,727,676
                                       ===========   ===========   ===========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                               VAIL RESORTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      COMMON STOCK
                          --------------------------------------
                                      SHARES                     ADDITIONAL RETAINED      TOTAL
                          -------------------------------         PAID-IN   EARNINGS  STOCKHOLDERS'
                           CLASS A    COMMON     TOTAL    AMOUNT  CAPITAL   (DEFICIT)    EQUITY
                          ---------  --------- ---------- ------ ---------- --------- -------------
Balance, September 30,
 1993...................  7,390,803  2,251,709  9,642,512  $ 96   $132,006   $  (129)   $131,973
Net income for the year
 ended September 30,
 1994...................        --         --         --    --         --     28,782      28,782
Shares issued pursuant
 to stock grants (Note
 12)....................        --     119,163    119,163     2      1,737       --        1,739
Shares of Class A Common
 Stock converted to Com-
 mon Stock (Note 13)....   (266,096)   266,096        --    --         --        --          --
                          ---------  --------- ----------  ----   --------   -------    --------
Balance, September 30,
 1994...................  7,124,707  2,636,968  9,761,675    98    133,743    28,653     162,494
Net income for the year
 ended September 30,
 1995...................        --         --         --    --         --      3,282       3,282
Shares issued pursuant
 to stock grants (Note
 12)....................        --     119,163    119,163     1      1,917       --        1,918
Shares of Class A Common
 Stock converted to Com-
 mon Stock (Note 13)....   (715,861)   715,861        --    --         --        --          --
                          ---------  --------- ----------  ----   --------   -------    --------
Balance, September 30,
 1995...................  6,408,846  3,471,992  9,880,838    99    135,660    31,935     167,694
Net income for the year
 ended September 30,
 1996...................        --         --         --    --         --      4,735       4,735
Shares issued pursuant
 to stock grants (Note
 12)....................        --     119,162    119,162     1      1,990       --        1,991
Rights payable to stock-
 holders................        --         --         --    --     (13,843)  (36,670)    (50,513)
Shares of Class A Common
 Stock converted to Com-
 mon Stock (Note 13)....   (195,736)   195,736        --    --         --        --          --
                          ---------  --------- ----------  ----   --------   -------    --------
Balance, September 30,
 1996...................  6,213,110  3,786,890 10,000,000  $100   $123,807   $   --     $123,907
                          =========  ========= ==========  ====   ========   =======    ========

  The accompanying notes to consolidated financial statements are an integral part of these statements

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                          YEAR          YEAR          YEAR
                                          ENDED         ENDED         ENDED
                                      SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                          1994          1995          1996
                                      ------------- ------------- -------------
Cash flows from operating activi-
 ties:
 Net income.........................     $28,782      $  3,282      $  4,735
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization......      18,223        17,968        18,148
 Deferred compensation payments in
  excess of expense.................      (1,257)       (1,325)         (814)
 Noncash cost of real estate
  sales.............................      13,817         9,208        32,394
 Noncash compensation related to
  stock grants (Note 12)............       1,633         1,633            25
 Noncash compensation related to
  exercise of stock options.........         --            --          1,915
 Gain on disposal of subsidiaries
  (Notes 3 and 9)...................     (34,320)          --            --
 Bond discount amortized............         548           --            --
 Deferred financing costs amor-
  tized.............................         504           237           247
 Loss (gain) on disposal of fixed
  assets............................        (128)          849         2,630
 Deferred real estate revenue.......       1,535         1,500           --
 Deferred income taxes (Note 8).....      16,000         2,900         2,500
 Cash received on termination of
  pension plan (Note 7).............         500           --            --
Changes in assets and liabilities:
 Accounts receivable, net...........       6,153          (349)         (606)
 Inventories........................        (455)       (1,236)         (418)
 Accounts payable and accrued ex-
  penses............................       2,742        10,141         9,551
 Other assets and liabilities.......       1,830        (3,704)       (3,866)
                                         -------      --------      --------
   Net cash provided by operating
    activities......................      56,107        41,104        66,441
Cash flows from investing activi-
 ties:
 Resort capital expenditures........     (17,414)      (20,320)      (13,912)
 Investments in real estate.........     (22,686)      (22,477)      (40,604)
 Cash payments from GHTV (Note 1)...      39,097           --            --
 Cash balances of GHTV acquired.....       3,145           --            --
 Net cash proceeds from sale of
  Packerland (Note 3)...............      56,260           --            --
 Cash balances of Packerland sold...      (7,853)          --            --
 Purchase of Arrowhead (Note 4).....     (30,919)          --            --
 Investment in joint venture........      (2,978)         (400)         (200)
 Other..............................        (363)          953           --
                                         -------      --------      --------
   Net cash provided by (used in)
    investing activities............      16,289       (42,244)      (54,716)
Cash flows from financing activi-
 ties:
 Proceeds from borrowings under
  long-term debt....................      69,360       253,400        84,000
 Payments on long-term debt.........     (94,820)     (287,741)     (130,547)
 Payment of reorganization items,
  financing costs and other.........      (1,422)          --            --
                                         -------      --------      --------
   Net cash used in financing activ-
    ities...........................     (26,882)      (34,341)      (46,547)
                                         -------      --------      --------
Net increase (decrease) in cash and
 cash equivalents...................      45,514       (35,481)      (34,822)
Cash and cash equivalents:
 Beginning of period................      37,501        83,015        47,534
                                         -------      --------      --------
 End of period......................     $83,015      $ 47,534      $ 12,712
                                         =======      ========      ========
Cash paid for interest included as a
 use of cash in operating
 activities.........................     $27,182      $ 13,852      $ 21,880
                                         =======      ========      ========

The accompanying notes to consolidated financial statementsare an integral part of these statements

                               VAIL RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  Vail Resorts, Inc. ("VRI"), formerly known as Gillett Holdings, Inc., is organized as a holding company and operates through various subsidiaries. VRI and its subsidiaries (collectively, the "Company") currently operate in two business segments, ski resorts and real estate development. Vail Associates, Inc. and its subsidiaries (collectively, "Vail Associates") operate one of the world's largest skiing facilities on Vail Mountain and Beaver Creek Mountain in Colorado and have related real estate operations. The ski resorts are operated on United States Forest Service land under Term Special Use Permits expiring in 2031 for Vail Mountain and 2006 for Beaver Creek Mountain. Vail Associates Real Estate Group ("VAREG") is a wholly-owned subsidiary of Vail Associates, Inc. and conducts the Company's real estate development activities. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for under the equity method. All significant intercompany transactions have been eliminated.

  On June 6, 1996, the Company filed a Registration Statement on Form S-2 for an initial public offering ("Offering"). The Company plans to raise $100 million in the Offering with certain selling stockholders raising an additional $100 million. The consummation of the Offering is contingent upon the closing of the acquisition of Ralston Resorts, Inc. under a stock purchase agreement dated July 22, 1996 (see Note 4).

  The Company previously owned subsidiaries which were engaged in the beef products and communications businesses. Packerland Packing Company, Inc. and its subsidiaries (collectively, "Packerland") operated one of the largest "lean beef" slaughtering and packing operations in the United States. GHTV, Inc. and its subsidiaries (collectively, "GHTV") owned and operated various broadcast stations and other related businesses. In 1991, due to an inability to service debt incurred in connection with the acquisition of certain assets in the communications business, the Company and these subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code. On October 8, 1992 (the "Effective Date"), the Company, Packerland and GHTV emerged from bankruptcy pursuant to a plan of reorganization (the "Plan") under which the beef products and communications businesses were to be sold.

  Packerland was sold on August 31, 1994. The results of its operations from October 1, 1993 through August 31, 1994, are included in income from discontinued operations in the consolidated statement of operations for the fiscal year ended September 30, 1994 (see Note 3).

  As of the Effective Date, the stock of GHTV was transferred by the Company to a trust (the "GHTV Trust") due to foreign investment in the Company as of the Effective Date and FCC regulations which prohibit foreign ownership of broadcast stations. The beneficial interest in the GHTV Trust was sold to an independent third party subject to the terms of a repurchase agreement between the Company and the third party whereby the Company could repurchase the beneficial interest in the GHTV Trust or the underlying GHTV stock at a later date. As of September 23, 1994, all of GHTV's communications subsidiaries had been sold. On September 30, 1994, the Company repurchased the stock of GHTV from the GHTV Trust. Upon the repurchase, GHTV became a wholly-owned subsidiary of the Company and accordingly, the consolidated balance sheets of the Company as of and subsequent to September 30, 1994 include the remaining assets and liabilities of GHTV.

  On the Effective Date, the Company held notes receivable from GHTV in the aggregate amount of $194.0 million (the "GHTV Subsidiary Notes"). GHTV made payments on the GHTV Subsidiary Notes with proceeds from the sales of its subsidiaries. Through September 30, 1994, GHTV made aggregate principal payments of $182.5 million to the Company. At September 30, 1994, the remaining principal amount receivable was written off by the Company concurrent with the write-off by GHTV of the remaining payable under the GHTV Subsidiary Notes recorded on its books. Since the Company was to be the ultimate recipient of substantially all gains or losses of GHTV through payments under the GHTV Subsidiary Notes, and its ability to repurchase the beneficial interest in GHTV, the operating results of GHTV have been included in the Company's consolidated statements of operations throughout the periods that the GHTV Stock was held

                               VAIL RESORTS, INC.

by the GHTV Trust. Accordingly, interest expense of GHTV related to the GHTV Subsidiary Notes was eliminated against the related interest income on the Company's books. This elimination of interest expense resulted in net income for GHTV, all of which was deferred and included as a component of the ultimate gain on the disposal of communications subsidiaries included in the consolidated statement of operations for the year ended September 30, 1994.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents--The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

  Inventories--The Company's inventories consist primarily of purchased retail goods, food, and spare parts. Inventories are valued at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

  Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is calculated generally on the straight-line method based on the following useful lives:

                                                                           YEARS
                                                                           -----
   Land improvements......................................................   40
   Buildings and terminals................................................   40
   Ski lifts..............................................................   15
   Ski trails.............................................................   20
   Machinery, equipment, furniture and fixtures........................... 3-12
   Automobiles and trucks.................................................  3-5

  Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to income over the respective original lives of the applicable issues and is included as an other expense.

  Intangible Assets--"Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" ("Excess Reorganization Value") represents the excess of the Company's reorganization value over the amounts allocated to the net tangible and other intangible assets of the Company as of the Effective Date (see Note 6). The Company amortizes Excess Reorganization Value over 20 years. The cost of other intangible assets with determinable lives is charged to operations based on their respective economic lives, which range from 7 to 40 years, using the straight line method.

  Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of September 30, 1996, management believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

                               VAIL RESORTS, INC.

  Revenue Recognition--Resort Revenue is recognized as services are performed. Revenues from real estate sales are accounted for as follows:

    A. Revenue is not recognized until title has been transferred.

    B. Revenue is deferred if the receivable is subject to subordination until such time as all costs have been recovered.

    C. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract.

  The Company capitalizes as land held for sale the original acquisition cost (or appraised value as of the Effective Date), direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 1994, 1995 and 1996 totalled $0.8 million, $1.4 million and $2.2 million, respectively.

  Advertising Costs--Advertising costs are expensed the first time the advertising takes place. Advertising expense for the years ended September 30, 1994, 1995 and 1996 was $4.4 million, $6.3 million and $6.9 million, respectively. At September 30, 1995 and 1996, advertising costs of $1.2 million and $1.7 million were reported as assets in the Company's consolidated balance sheet.

  Income Taxes--The Company uses the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, a deferred tax liability or asset is recognized for the effect of temporary differences between financial reporting and tax reporting.

  Earnings Per Share--Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock grants, warrants and options (see
Note 12).

  Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Senior Subordinated Notes and Industrial Development Bonds have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

  The estimated fair values of the Senior Subordinated Notes and Industrial Development Bonds at September 30, 1996 are presented below:

                                                               CARRYING  FAIR
                                                                AMOUNT   VALUE
                                                               -------- -------
   Senior Subordinated Notes.................................. $62,647  $76,369
   Industrial Development Bonds............................... $37,903  $43,701

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications--Certain reclassifications have been made to the accompanying consolidated financial statements for the years ended September 30, 1994 and 1995 to conform to the current period presentation.

                               VAIL RESORTS, INC.

3. DISCONTINUED OPERATIONS

  On August 31, 1994, the Company sold 100% of the stock of Packerland to PPC Acquisition Co. ("PPC"), an entity owned in part by the existing management group of Packerland and the Company's former Chairman and Chief Executive Officer for net cash proceeds totaling approximately $56,260,000. The net gain resulting from this transaction of $10,678,000 is included in the gain on disposal of subsidiaries operating in discontinued segments for the year ended September 30, 1994, in the accompanying consolidated statements of operations. The Packerland portion of the gain on disposal of subsidiaries operating in discontinued segments included in the accompanying consolidated statement of cash flows for the year ended September 30, 1994 includes the net cash proceeds from the sale reduced by the net assets of Packerland as of August 31, 1994, and other costs associated with the transaction. The net revenues of Packerland included in the consolidated statements of operations were $630,928,000 for the year ended September 30, 1994.

  On September 23, 1994, GHTV sold substantially all of the assets of its remaining operating subsidiaries to an unaffiliated party for net cash proceeds totaling approximately $35,372,000. Following this sale, GHTV no longer had an ownership interest in subsidiaries engaged in the communications business. On September 30, 1994, the Company repurchased the stock of GHTV from the GHTV Trust (see Note 1). As discussed in Note 1, the GHTV net income following the elimination of interest expense was deferred until the remaining GHTV subsidiaries were sold and then included as a component of the net gain on the disposal of the related subsidiaries. The net gain resulting from these sales of $10,285,000 is included in the gain on disposal of subsidiaries operating in discontinued segments in the accompanying consolidated statements of operations for the year ended September 30, 1994.

  Corporate expense related to the communications segment has been classified as income from discontinued operations for the year ended September 30, 1994 based upon the corporate expenses directly attributable to GHTV in excess of the $250,000 expense reimbursement from GHTV during the year (see Note 9). Corporate expense related to Packerland has been classified as income from discontinued operations based upon the corporate expenses directly attributable to Packerland. Corporate expense classified as income from discontinued operations totaled $762,000 for the year ended September 30, 1994. Corporate interest expense has been allocated to income from discontinued operations based upon the ratio of the net assets of Packerland and GHTV to the consolidated net assets of the Company. Total corporate interest expense allocated to income from discontinued operations was $4,033,000 for the year ended September 30, 1994.

  Incentive payments to George N. Gillett Jr., the Company's former Chairman and Chief Executive Officer ("Mr. Gillett"), and certain other members of the Company's management related to the sales of Packerland and the GHTV subsidiaries totaling $1.3 million have been included as a component of the net gain on the disposal of subsidiaries operating in discontinued segments in the consolidated statement of operations for the year ended September 30, 1994.

  In connection with the sales of Packerland and the GHTV subsidiaries, the Company retained certain contingent liabilities that are customary for transactions of this nature. The Company does not anticipate that these contingencies will have a material effect on either future financial results or liquidity.

4. ACQUISITIONS

  On November 30, 1993, Vail Associates purchased substantially all of the assets of Arrowhead for approximately $31,000,000 in cash. These assets included (i) approximately 1,200 acres of land on Arrowhead Mountain, including 180 acres of skiable terrain, (ii) approximately 1,000 acres of undeveloped real estate on, at the base of and adjacent to Arrowhead Mountain and (iii) the rights to designate, and receive the proceeds from, certain membership privileges to the Country Club of the Rockies ("CCR") golf club.

                               VAIL RESORTS, INC.

Arrowhead is currently a year round resort which offers membership to CCR and skiing as amenities to home owners to promote real estate sales.

  On April 5, 1994, Vail Associates purchased SaddleRidge for approximately $10,400,000 in cash. SaddleRidge is a 12 unit townhouse project with an adjoining clubhouse. Vail Associates has sold eleven of the townhouse units and currently operates a restaurant and meeting facilities in the clubhouse.

  On July 22, 1996, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Ralston Foods, Inc. and its wholly-owned subsidiary Ralston Resorts, Inc., pursuant to which the Company will acquire the capital stock of Ralston Resorts, Inc., the operator of the Breckenridge, Keystone and Arapahoe Basin ski resorts located in Summit County, Colorado (the "Acquisition"). Under the terms of the Purchase Agreement, the Company will assume and/or refinance $165 million of indebtedness of Ralston Resorts, Inc. and will issue approximately 3.8 million shares of Common Stock to Ralston Foods, Inc. The closing of the Acquisition is dependent upon various conditions, including obtaining financing to refinance the indebtedness assumed (see Note 5), the continuing accuracy of representations and warranties made by the parties to the Purchase Agreement, and the receipt of necessary government approvals including those required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

5. LONG-TERM DEBT

  Long-term debt as of September 30, 1995 and 1996 is summarized as follows (in thousands):

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1995          1996
                                                     ------------- -------------
Senior Subordinated Notes (a).......................   $117,147      $ 62,647
Industrial Development Bonds (b)....................     37,903        37,903
Credit Facilities (c)...............................     36,000        44,000
Other...............................................        263           200
                                                       --------      --------
                                                        191,313       144,750
  Less--current maturities..........................         63            63
                                                       --------      --------
                                                       $191,250      $144,687
                                                       ========      ========

(a) The Senior Subordinated Notes are unsecured, bear interest at 12 1/4% and mature on June 30, 2002. Interest is payable semi-annually on March 31 and September 30.
  The Company redeemed $30 million and $24.5 million principal amounts of Senior Subordinated Notes on December 11, 1995 and February 2, 1996, respectively, pursuant to the optional redemption provisions of the Senior Subordinated Note Indenture (the "Indenture"). Under these provisions, the Company was required to pay a call premium in the amount of 5% of the principal redeemed for each of these redemptions.
  The Company, pursuant to the covenants in the Indenture, may not incur additional indebtedness unless expressly permitted in the Indenture; make certain Restricted Payments (as defined in the Indenture); sell assets of the Company or its subsidiaries unless within the guidelines set forth in the Indenture; engage in certain transactions with affiliates; or make certain acquisitions in excess of specific limitations.

(b) The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrue interest at 8% per annum and mature on August 1, 2009. Interest is payable semi-annually on February 1 and August 1. The Company has provided the holder of these bonds a debt service reserve fund of $3.3 million, which has been netted against the principal amount for financial reporting purposes. The Industrial Development Bonds are secured by the stock of the subsidiaries of Vail Associates and the United States Forest Service permits.

                               VAIL RESORTS, INC.

(c) The Company's revolving line of credit provides for total availability of $135 million which is comprised of a $105 million revolver ("Facility A") and a $30 million revolver ("Facility B") (collectively, the "Credit Facilities"). The maximum availability under Facility A will be reduced to $80 million on March 31, 1999 with the remaining principal balance due on March 31, 2000. Facility A also requires that no more than $75 million be outstanding for a 30 day period each year. The maximum availability under Facility B will be reduced by $10 million on March 31, 1997, 1998 and 1999. The Credit Facilities are available for the seasonal working capital needs of the Company and for capital expenditures and other general corporate purposes, including the issuance of up to $50 million of letters of credit ("LOC"). Interest on outstanding advances under the Credit Facilities is payable monthly or quarterly at rates based upon either LIBOR plus a margin ranging from .75% to 2.0% (6.2% at September 30, 1996) or prime plus a margin of up to .25% (8.25% at September 30, 1996). These rates fluctuate depending on the ratio of funded debt to resort cash flow as defined in the Credit Facilities. The Company is also required to pay an unused commitment fee ranging from .25% to .375%. Of the $50 million of LOC availability, approximately $45 million will ultimately be used to credit enhance the Smith Creek Metropolitan District revenue bonds (see Note 10). As of September 30, 1996, the Company had $27.6 million of LOCs outstanding related to this credit enhancement and is using approximately $4.1 million of LOCs for other Vail Associates corporate purposes. Fees for LOCs outstanding are payable when LOCs are issued at rates ranging from .875% to 2.125%. Vail Associates is permitted under the Credit Facilities to make
    (i) quarterly dividend payments to the Company in the amount of net cash proceeds from real estate sales, (ii) annual dividend payments based upon annual excess cash flow excluding cash proceeds from real estate sales, and
    (iii) management fee payments not to exceed $3 million per year. Borrowings under the Credit Facilities are secured by the stock of the subsidiaries of Vail Associates and the permits granted by the United States Forest Service (see Note 1). Due to the long term nature of the Credit Facilities, all amounts outstanding are considered to be noncurrent liabilities.

    The Company has received a commitment from its lender, as agent, to provide financing for the Acquisition and the working capital needs of the Company upon the closing of the Acquisition ("New Credit Facilities"). The New Credit Facilities will provide for debt financing up to an aggregate principal amount of $340 million. The New Credit Facilities are comprised of
    (i) a $175 million Revolving Credit Facility ("Revolving Credit Facility"),
    (ii) a $115 million Tranche A Term Loan Facility ("Tranche A") and (iii) a $50 million Tranche B Term Loan Facility (together with the Tranche A, the "Term Loan Facilities"). The Term Loan Facilities will be used to refinance a portion of the $165 million of debt assumed in connection with the Acquisition. The Revolving Credit Facility matures on April 15, 2003. The minimum amortization under the Term Loan Facilities will be $11.5 million, $14.0 million, $19.0 million, $21.5 million, $26.5 million, $31.5 million, and $41 million during the fiscal years ending September 30, 1998, 1999, 2000, 2001, 2002, 2003, and 2004, respectively. The Company will also required to make mandatory amortization payments under the Term Loan Facilities with excess cash flow, proceeds from asset sales, and proceeds from equity and debt offerings.

  Aggregate maturities for debt outstanding are as follows (in thousands):

                                                                       AS OF
                                                                   SEPTEMBER 30,
                                                                       1996
                                                                   -------------
Due during year ending September 30:
  1997............................................................   $     63
  1998............................................................         63
  1999............................................................         63
  2000............................................................         11
  2001............................................................        --
  Thereafter......................................................    144,550
                                                                     --------
    Total debt....................................................   $144,750
                                                                     ========

                               VAIL RESORTS, INC.

6. SUPPLEMENTARY BALANCE SHEET INFORMATION (IN THOUSANDS)

  The composition of property, plant and equipment follows:

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1995          1996
                                                     ------------- -------------
Land and land improvements..........................   $ 70,172      $ 66,966
Buildings and terminals.............................     65,812        60,928
Machinery and equipment.............................     65,123        68,286
Automobiles and trucks..............................      2,847         3,729
Furniture and fixtures..............................     11,152        12,817
Construction in progress............................     17,421        15,118
                                                       --------      --------
                                                        232,527       227,844
Accumulated depreciation and amortization...........   ( 27,376)      (35,175)
                                                       --------      --------
                                                       $205,151      $192,669
                                                       ========      ========

  Depreciation expense for fiscal years 1994, 1995 and 1996 totaled $10.2 million, $11.3 million and $11.4 million, respectively.

  The composition of intangible assets follows:

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1995          1996
                                                     ------------- -------------
Trademarks..........................................   $ 41,096      $ 41,096
Other intangible assets.............................     33,489        32,639
Excess Reorganization Value (Note 2)................     38,494        37,702
                                                       --------      --------
                                                       $113,079      $111,415
Accumulated amortization............................    (19,672)      (26,381)
                                                       --------      --------
                                                       $ 93,407      $ 85,056
                                                       ========      ========

  The composition of accounts payable and accrued expenses follows:

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1995          1996
                                                     ------------- -------------
Trade payables.....................................     $14,847       $28,263
Accrued interest...................................       8,092           869
Accrued salaries and wages.........................       5,808         5,705
Current portion of option payment payable (see Note
 10)...............................................         --          1,629
Other accruals.....................................       8,672        11,630
                                                        -------       -------
                                                        $37,419       $48,096
                                                        =======       =======

7. RETIREMENT AND PROFIT SHARING PLANS

  During 1992, a defined benefit pension plan covering employees of certain companies which have been sold was terminated. The accrued benefits for those plan participants became vested as of the date of sale, with no additional benefits to be accrued. In connection with the termination of the plan, a group annuity contract was purchased for settlement of substantially all remaining plan obligations. The Company received the final $500,000 of the total excess of the plan's assets over the cost of the annuity contract of $7.3 million during the year ended September 30, 1994.

  The Company maintains a defined contribution retirement plan, qualified under
Section 401(k) of the Internal Revenue Code, for its employees. Employees are eligible to participate in the plan upon attaining the age of 21 and completing one year of employment with a minimum of 1,000 hours of service. Participants may

                               VAIL RESORTS, INC.

contribute from 2% to 15% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's annual qualifying compensation. The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

  Total profit sharing plan expense recognized by the Company for the years ended September 30, 1994, 1995 and 1996 was $784,000, $493,000 and $594,000,
respectively.

8. INCOME TAXES

  At October 8, 1992, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $575 million ("Effective Date NOLs"). Due to discharge of indebtedness income relating to the restructuring, these NOLs were reduced by $214 million. Pursuant to Section 382 of the Internal Revenue Code
(IRC), due to the change in control of the Company as described in Note 1, the Company will be limited in its use of the NOLs which existed on the Effective Date. The Company will be able to use Effective Date NOLs to the extent of approximately $8 million per year in each of the 15 years subsequent to the Effective Date. In addition, the Company will be able to use Effective Date NOLs to the extent that built-in gains (excess of fair market value over tax basis at October 8, 1992) are recognized on asset sales which occur through October 8, 1997. Accordingly, at October 8, 1992 the financial statements reflect the benefit of the expected use of $120 million of Effective Date NOLs. As the likelihood is low that the Company will be able to recognize a significant portion of the remaining Effective Date NOLs, the accompanying financial statements and tables of deferred tax items below do not recognize any benefits related to the remaining Effective Date NOLs, except to the extent realized. To the extent any additional tax benefits from these Effective Date NOLs are recognized, there will be a reduction to the reorganization value in excess of amounts allocable to identifiable assets recorded at October 8, 1992. During the years ended September 30, 1994, 1995 and 1996, the Company recognized the benefit of Effective Date tax attributes which were recorded as reductions to the reorganization value in excess of amounts allocable to identifiable assets of $2,764,000, $278,000 and $814,000, respectively. At September 30, 1996, the Company has total federal NOL carryforwards of approximately $353 million for income tax purposes that expire in the years 2002 through 2008, $49 million of which are not subject to any Section 382 limitation.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1995 and 1996 are as follows (in thousands):

                             SEPTEMBER 30, 1995          SEPTEMBER 30, 1996
                         --------------------------- ---------------------------
                            CURRENT     NON-CURRENT     CURRENT     NON-CURRENT
                         ------------- ------------- ------------- -------------
                            ASSETS        ASSETS        ASSETS        ASSETS
                         (LIABILITIES) (LIABILITIES) (LIABILITIES) (LIABILITIES)
                         ------------- ------------- ------------- -------------
Fixed assets............    $  --        $(41,578)      $            $(35,916)
Interest on notes.......       216          1,822           211           773
Intangible assets.......       --         (21,516)                    (19,928)
Deferred compensation...       124            270         3,018            63
NOL carryover...........     7,182         49,881        10,549        35,807
Valuation allowance.....       --         (19,535)                    (22,544)
Minimum tax credit......       --             595                       1,208
All other...............     1,978            761         3,422         1,037
                            ------       --------       -------      --------
  Net total.............    $9,500       $(29,300)      $17,200      $(39,500)
                            ======       ========       =======      ========

                               VAIL RESORTS, INC.

  Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

                                        YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                           1994          1995          1996
                                       ------------- ------------- -------------
Current:
  Federal............................     $  447        $  621        $1,502
  State..............................        235           354           221
                                          ------        ------        ------
    Total current....................        682           975         1,723
Deferred:
  Federal............................        347         2,066         2,065
  State..............................        928           834           435
                                          ------        ------        ------
    Total deferred...................      1,275         2,900         2,500
                                          ------        ------        ------
                                          $1,957        $3,875        $4,223
                                          ======        ======        ======

  A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes is as follows (in thousands):

                                        YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                           1994          1995          1996
                                       ------------- ------------- -------------
At U.S. federal income tax rate......     $  951        $2,505        $3,135
State income tax, net of federal ben-
 efit................................        270           714           426
Excess reorganization value amortiza-
 tion................................        754           727           773
Other................................        (18)          (71)         (111)
                                          ------        ------        ------
                                          $1,957        $3,875        $4,223
                                          ======        ======        ======

9. RELATED PARTY TRANSACTIONS

  The Company provided administrative and other services to GHTV subsequent to the Effective Date pursuant to a Reimbursement Agreement between the Company and GHTV. Under the Reimbursement Agreement, GHTV reimbursed the Company for all costs incurred directly by the Company on behalf of GHTV, and for its allocated share of all Company corporate salaries and overhead expenses. In connection with the sale of a GHTV subsidiary on May 25, 1993, the Reimbursement Agreement was amended to limit the GHTV reimbursement to the Company to $250,000 per year. Accordingly, the Company received $250,000 of expense reimbursements related to the Reimbursement Agreement during the year ended September 30, 1994. As a result of the repurchase by the Company of the stock of GHTV (see Note 1), the Reimbursement Agreement was no longer in effect subsequent to September 30, 1994. During that year, the Company received an additional $760,000 from GHTV for its allocation of the costs of participating in certain of the Company's fringe benefit plans and in sharing the cost of master policies for business insurance coverage.

  Packerland utilized related companies for repair, maintenance and leasing of transportation equipment. Services totaling $881,000 were purchased from related parties during the year ended September 30, 1994. As a result of the sale of Packerland on August 31, 1994 (see Note 3), these costs were no longer incurred subsequent to that date.

                               VAIL RESORTS, INC.

  Corporate expense for each of the years end September 30, 1994, 1995 and 1996 includes an annual fee of $500,000 for management services provided by an affiliate of the majority holder of the Company's Common Stock. This fee is generally settled partially through use of the Company's facilities and partially in cash. At September 30, 1996, the Company's liability with respect to this arrangement was $319,000.

  The Game Creek Club (the "Club") is a private club located at the top of Vail Mountain which began operations during fiscal 1996. Club members have luncheon privileges at the Club's facilities during the ski season. The Company operates the Club under an agreement which requires the Club to reimburse the Company for any operating losses sustained on the Club's operations. At September 30, 1996, the Club owed the Company $1.0 million pursuant to this agreement.

  Vail Associates has effective control of the Beaver Creek Resort Company (Resort Company), a non-profit entity formed for the benefit of property owners in Beaver Creek. As of December 31, 1995, Vail Associates relinquished its right to appoint certain directors, however, as of September 30, 1996, Vail Associates still controls the Board. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis without any profit. In accordance with a cash flow agreement which is effective through 2000, Vail Associates will fund the cash needs of the Resort Company that are not otherwise met through the Resort Company's operations or borrowings. During fiscal years 1991 through 1996, the Resort Company was able to meet its operating requirements through its own operations. Management fees paid to the Company under its agreement with the Resort Company during fiscal years 1994, 1995 and 1996 totaled $5.8 million, $7.0 million and $5.5 million, respectively. Related amounts due the Company at September 30, 1995 and 1996 were $34,000 and $599,000, respectively.

  In 1991, the Company loaned to Andrew P. Daly, the Company's President, $300,000, $150,000 of which bears interest at 9% and the remainder of which is non-interest bearing. The principal sum plus accrued interest is due no later than one year following the termination, for any reason, of Mr. Daly's employment with the Company. The proceeds of the loan were used to finance the purchase and improvement of real property. The loan is secured by a deed of trust on such property.

  In 1995, Mr. Daly's spouse and James P. Thompson, President of VAREG, and his spouse received financial terms more favorable than those available to the general public in connection with their purchase of lots in the Bachelor Gulch development. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, these contracts provide for no earnest money deposit with the entire purchase price (which was below fair market value) paid under promissory notes of $438,750 and $350,000 for Mr. Daly's spouse and Mr. and Mrs. Thompson, respectively, each secured by a first deed of trust and amortized over 25 years at 8% per annum interest, with a balloon payment due on the earlier of five years from the date of closing or one year from the date employment with the Company is terminated. The promissory notes will be executed upon the closings of the lot sales which are expected to occur in December 1996.

10. COMMITMENTS AND CONTINGENCIES

  As of September 30, 1996, the Company had entered into real estate contracts for the sale of certain real estate and related amenities for gross proceeds of approximately $106.9 million. The Company estimates that subsequent to September 30, 1996, it will incur additional selling, holding and infrastructure costs of $24.5 million in connection with the sale of the properties subject to those contracts. In addition, the Company expects that subsequent to September 30, 1996 it will make mountain improvements of $17.2

                               VAIL RESORTS, INC.

million (a portion of which will be completed in connection with the sale of the properties subject to the real estate contracts), which will consist primarily of a high speed quad chairlift, base area improvements and snowmaking and will benefit the properties subject to the real estate contracts as well as the Company's remaining real estate holdings in Bachelor Gulch Village and Arrowhead. The Company has entered into repurchase agreements with certain developers who have purchased real estate from the Company to repurchase certain retail and residential space in the completed developments. At September 30, 1996, the Company has agreed to repurchase various retail and residential space for amounts totaling $10.9 million.

  On September 25, 1996, the Company declared a right to receive up to $4.87 per share of Common Stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds under the real estate contracts referred to above to make such payments. The Company currently estimates payments under the Rights will be made in January and June 1997. Stockholders who purchase shares in the Company's anticipated Offering will not be entitled to any payments with respect to the Rights. In addition, the Company amended certain option agreements held by management of the Company to eliminate the right of option holders to receive any portion of the payments made under the Rights. In connection with such amendment, the Company accrued a payable to option holders of approximately $4.5 million. The related expense is included in corporate expense in the consolidated statement of operations for the year ended September 30, 1996.

  On July 9, 1996, the Company entered into a Standby Bond Purchase Agreement which could obligate the Company to purchase $10.1 million of Eagle Country Air Terminal Corporation Revenue Bonds if certain events occur. The Company entered into this agreement to facilitate construction of a new terminal to allow expanded air service to the Eagle County Airport.

  In June 1995, Vail Associates entered into an agreement with Cordillera Valley Club Investors Limited Partnership and Stag Gulch Partners to purchase 100 Cordillera Club memberships for resale to purchasers of residential lots. The obligation to purchase memberships is secured by a $2.2 million letter of credit. As of September 30, 1996, Vail Associates has paid $2.6 million in connection with this agreement and has resold memberships with a cost of $977,500 to purchasers of residential lots.

  In March 1995, the Smith Creek Metropolitan District ("SCMD") and the Bachelor Gulch Metropolitan District ("BGMD") were organized as quasi-municipal corporations and political subdivisions of the State of Colorado. The two districts will cooperate in the financing, construction and operation of basic public infrastructure serving the BGMD. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, emergency medical, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. The BGMD is located adjacent to the SCMD and covers an area of approximately 1,250 acres of land in an unincorporated portion of Eagle County, Colorado between the Beaver Creek and Arrowhead ski mountains. All of the land in the BGMD has received final approval by Eagle County for development as two planned unit developments including various single family, two-family, cluster home and townhouse units and related uses. All of the land in the BGMD is currently owned by the Company. The Company has contracted to sell 94 single family lots, the closings of which are scheduled for December 1996 and May 1997. The Company is currently preparing to offer additional land for sale to persons, including builders, who may construct up to 600 units of various multi-family dwelling types over the next several years. Of the $50 million of letter of credit availability under the Company's Credit Facilities (see Note 5), approximately $45 million will ultimately be used to credit enhance the SCMD revenue bonds in order to secure the timely payment of principal and interest on the bonds. Currently, SCMD has issued $26 million of revenue bonds which have been credit enhanced with a $27.6 million letter of credit issued under the Credit Agreement.

                               VAIL RESORTS, INC.

The SCMD bonds are variable rate bonds which mature on October 1, 2035. It is anticipated that as the Bachelor Gulch community expands, the BGMD will begin to become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. During fiscal 1996, the subsidy totaled $505,000. The Company estimates that the aggregate undiscounted future interest subsidy until the revenue bonds are retired will approximate $40.1 million. The accompanying consolidated financial statements do not reflect this obligation.

  Under the Stock Purchase Agreement dated August 31, 1994 for the sale of Packerland, the Company has agreed to indemnify the purchasers of Packerland for payments made to settle environmental claims which existed at the sale date. A liability of $1.0 million related to these claims was recorded on the sale date. During fiscal 1996, the liability was increased by $725,000 on the basis of revised estimates of the maximum potential liability. That amount was included in other income (expense) in the consolidated financial statements. Under the indemnification provisions of the Stock Purchase Agreement, the Company is to be reimbursed for any insurance proceeds, any reimbursements received under various government programs or any recoveries from third parties for items reimbursable under the Stock Purchase Agreement. Management is unable to estimate the amounts or likelihood of any potential reimbursements at this time and, accordingly, the accompanying consolidated financial statements do not reflect any receivable for such reimbursements.

  As of the Effective Date, the Company's consolidated balance sheet included as a long-term liability an estimated potential obligation of $3 million related to a fundraising agreement between the Company and Mr. Gillett, and a medical research foundation located in Vail, Colorado. As of September 30, 1994, the liability had been reduced to $2.1 million on the basis of current estimates of the Company's maximum potential obligation. During the year ended September 30, 1995, the Company paid $500,000 related to this agreement. As of September 30, 1995, the Company believed that it had no further obligation to the medical research foundation and accordingly, other income (expense) in the consolidated statement of operations for the year ended September 30, 1995 included related income of $1.6 million. During the year ended September 30, 1996, the Company became aware that the medical research foundation believed that the Company still had a potential obligation related to this matter. On the basis of recent discussions between the parties to the agreement, the Company believes the maximum potential obligation is $1.2 million, the amount of which is included in accounts payable and accrued expenses in the consolidated balance sheet at September 30, 1996. A receivable of $600,000 from Mr. Gillett related to his contractual portion of the potential obligation, is included in other current assets at September 30, 1996. Other income (expense) for the year ended September 30, 1996 includes expense of $600,000 related to the Company's portion of the potential obligation.

  The Company has executed operating leases for the rental of office space, employee residential units, office equipment and snowcats though fiscal 2004. For the years ended September 30, 1996, 1995 and 1994, lease expense related to these agreements of $3.8 million, $3.8 million and $3.1 million, respectively, is included in the accompanying consolidated statements of operations.

  Future minimum lease payments under these leases as of September 30, 1996 are as follows:

Due during fiscal year ending September 30:
1997................................................................ $1,460,395
1998................................................................  1,030,937
1999................................................................  1,246,546
2000................................................................  1,110,696
2001................................................................  1,029,000
Thereafter..........................................................  2,486,750
                                                                     ----------
  Total............................................................. $8,364,324
                                                                     ==========

                               VAIL RESORTS, INC.

11. BUSINESS SEGMENTS

  As a result of the sale of Packerland on August 31, 1994 (see Note 3) and the sale of the remaining GHTV subsidiaries on September 23, 1994 (see Note 3), the Company now operates only in the Resorts and Real Estate segments. Segment information presented below excludes the Communications and Beef Products segments as their results were reported as discontinued during fiscal 1994 and they had no operations subsequent to fiscal 1994. Data by segment is as follows:

                                        YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                           1994          1995          1996
                                       ------------- ------------- -------------
Net revenues:
  Resorts.............................   $124,982      $126,349      $140,288
  Real Estate.........................     22,203        16,526        48,655
                                         --------      --------      --------
                                         $147,185      $142,875      $188,943
                                         ========      ========      ========
Income from operations:
  Resorts.............................   $ 29,431      $ 26,076      $ 32,250
  Real Estate.........................      1,862         1,543         7,854
  Corporate...........................     (7,160)       (6,701)      (12,698)
                                         --------      --------      --------
                                         $ 24,133      $ 20,918      $ 27,406
                                         ========      ========      ========
Depreciation and amortization:
  Resorts.............................   $ 17,186      $ 17,968      $ 18,148
  Real Estate.........................        --            --            --
                                         --------      --------      --------
                                         $ 17,186      $ 17,968      $ 18,148
                                         ========      ========      ========
Capital expenditures:
  Resorts.............................   $ 17,414      $ 20,320      $ 13,912
  Real Estate.........................     22,686        22,477        40,604
                                         --------      --------      --------
                                         $ 40,100      $ 42,797      $ 54,516
                                         ========      ========      ========
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1995          1996
                                                     ------------- -------------
Identifiable assets:
  Resorts.............................                 $205,151      $192,669
  Real Estate.........................                   54,858        88,665
                                                       --------      --------
                                                       $260,009      $281,334
                                                       ========      ========

12. STOCK GRANTS, OPTIONS AND WARRANTS

  Pursuant to an employment agreement as of the Effective Date, Mr. Gillett earned as additional performance-based compensation over the three year period ending on the third anniversary of the Effective Date, (i) 357,488 shares of Common Stock and (ii) warrants with an exercise price of $13.70 per share for an additional 204,082 shares of Common Stock. In addition, on the third anniversary of the Effective Date, Mr. Gillett earned as additional performance-based compensation long-term stock options with an exercise price of $23.67 per share, as of October 8, 1995, increasing 20% per year for 582,404 shares of Common Stock. These shares of Common Stock, warrants and long-term stock options have all been issued to Mr. Gillett.

  Effective September 30, 1996, Mr. Gillett resigned as Chairman of the Board, Chief Executive Officer, President and Director of the Company. Pursuant to the terms of an agreement dated October 11, 1996 between Mr. Gillett and the Company (the "Gillett Agreement"), Mr. Gillett (i) will receive his base salary (currently $1.7 million per annum) through October 7, 1997, (ii) exchanged the 582,404 long-term stock options for 168,159 shares of Common Stock and (iii) waived his right to the Distribution with respect to

                               VAIL RESORTS, INC.

his 357,488 shares of Common Stock and his warrants to purchase 204,082 shares of Common Stock in exchange for the payment of the exercise price on those warrants. In addition, the Company has agreed to pay Mr. Gillett's office expenses through December 31, 1996. Corporate expense for the fiscal year ended September 30, 1996 includes $2.1 million related to the base salary and office expenses of Mr. Gillett payable under the Gillett Agreement and $1.9 million in compensation expense related to Mr. Gillett's exchange of his long-term stock options.

  The Company has adopted a stock option plan pursuant to which options covering an aggregate of 1,022,755 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. As of September 30, 1996, options covering 916,650 shares of Common Stock have been issued to various key executives of the Company. All of the options vest in equal installments over five years, with exercise prices ranging from $13.70 per share to $21.50 per share. As of September 30, 1996, 403,614 of these options were exercisable. None of the options issued under the stock option plan have been exercised. Under certain circumstances, the option plan provides for loans by the Company to employees, collateralized by such employees' vested options.

  In July 1996, the Company's Board of Directors approved a new stock option plan ("New Option Plan") under which 750,000 shares of Common Stock have been reserved for various stock and option awards.

  Effective July 29, 1996, the Company hired Adam Aron as Chairman and Chief Executive Officer. Pursuant to the terms of an employment agreement, approximately 18,750 shares of restricted stock and options to purchase 130,000 shares of Common Stock for $40.00 per share (subject to adjustment in certain circumstances) will be granted to Mr. Aron under the New Option Plan. The restricted shares and the options vest in equal increments over five years. Effective October 28, 1996, the Company hired James P. Donohue as Senior Vice President and Chief Financial Officer. Pursuant to the terms of an employment agreement with Mr. Donohue, approximately 6,000 shares of restricted stock and options to purchase 30,000 shares of Common Stock for $40.00 per share (subject to adjustment in certain circumstances) will be granted to Mr. Donohue under the New Option Plan. The restricted shares and the options vest in equal increments over three years. On September 30, 1996, the Company awarded 6,250 shares of restricted stock and options to purchase 50,000 shares of Common Stock for $40.00 per share (subject to adjustment in certain circumstances) to Andrew P. Daly, the Company's President, under the New Option Plan. The restricted shares and the options vest in equal increments over five years. Compensation expense related to these restricted stock awards will be charged ratably over the respective vesting periods.

13. CAPITAL STOCK

  On June 3, 1996, the Company's Board of Directors changed the name of the Company from Gillett Holdings, Inc. to Vail Resorts, Inc. and the name of the Company's Common Stock from Class 1 and Class 2 to Class A Common Stock and Common Stock, respectively. In addition the common stock authorized increased to 20,000,000 shares of Class A Common Stock and 40,000,000 shares of Common Stock. The Company's Board of Directors also authorized a Common Stock and Class A Common Stock split of up to 3 for 1 prior to the date of any public stock offering.

  The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock elect a class of directors that constitutes two-thirds of the Board and holders of Common Stock elect another class of directors constituting one-third of the Board. The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 2,500,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Common Stock and Class A Common Stock is entitled to vote on all matters submitted to a vote of stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth information with respect to the directors and executive officers of the Company.

              NAME               AGE                  POSITION
              ----               ---                  --------
 Adam M. Aron...................  42   Chairman of the Board of Directors and
                                        Chief Executive Officer of the Company
 Frank Biondi...................  51   Director
 Leon D. Black..................  44   Director
 Craig M. Cogut.................  42   Director
 Stephen C. Hilbert.............  50   Director
 Robert A. Katz.................  29   Director
 Thomas H. Lee..................  51   Director
 William L. Mack................  56   Director
 Antony P. Ressler..............  35   Director
 Marc J. Rowan..................  34   Director
 John J. Ryan III...............  68   Director
 John F. Sorte..................  49   Director
 Bruce H. Spector...............  53   Director
 James S. Tisch.................  42   Director
 Andrew P. Daly.................  50   President and Director of the Company
 James P. Donohue...............  55   Senior Vice President and Chief Financial
                                        Officer of the Company
 Gerald E. Flynn................  45   Senior Vice President of Vail Associates
 James S. Mandel................  46   Senior Vice President, General Counsel
                                        and Secretary of the Company
 J. Kent Myers..................  47   Senior Vice President of Vail Associates
 Edward D. O'Brien..............  56   Senior Vice President and Chief Financial
                                        Officer, Vail Associates Real Estate
                                        Group, Inc.
 Christopher P. Ryman...........  44   Senior Vice President and Chief Operating
                                        Officer of Vail Associates
 James P. Thompson..............  52   President, Vail Associates Real Estate
                                        Group, Inc.

  Pursuant to the Restated Certificate of Incorporation and Restated Bylaws of the Company, the Board is divided into two classes of Directors, denoted as Class 1 and Class 2, each serving one-year terms. Class 1 directors are elected by a majority vote of the holders of the Class A Common Stock and Class 2 directors are elected by a majority vote of the holders of the Common Stock. The Class 1 directors are Messrs. Black, Cogut, Daly, Katz, Mack, Ressler, Rowan, Ryan and Spector, and the Class 2 directors are Messrs. Aron, Biondi, Hilbert, Lee, Sorte and Tisch.

  Adam M. Aron is the Chairman of the Board and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Aron served as President and Chief Executive Officer of Norwegian Cruise Line Ltd. from July 1993 until July 1996. From November 1990 until July 1993 Mr. Aron served as Senior Vice

President of Marketing for United Airlines. From 1987-1990, Mr. Aron served as Senior Vice President of Marketing for the Hyatt Hotels Corporation.

  Frank Biondi was appointed a Director of the Company on July 29, 1996. Mr. Biondi is Chairman and Chief Executive Officer of MCA Inc. Mr. Biondi previously served as President and Chief Executive Officer of Viacom, Inc. from July 1987 to January 1996. He has also held executive positions with The Coca-Cola
Company, Home Box Office Inc. and Time Inc. Mr. Biondi currently is a member of the Boards of Directors of Leake and Watts Services, The Museum of Television and Radio, The Bank of New York and the American Health Foundation.

  Leon D. Black is one of the founding principals of Apollo Advisors, L.P., which was established in August 1990 ("Apollo Advisors"), and which, together with an affiliate, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, of Apollo Real Estate Advisors, L.P. ("AREA") which, together with an affiliate, acts as managing general partner of the Apollo real estate investment funds and of Lion Advisors, L.P. ("Lion Advisors"), which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Black is also a director of Big Flower Press, Inc., Culligan Water Technologies, Inc., Furniture Brands International, Inc., Samsonite Corporation and Telemundo Group, Inc. Mr. Black was appointed a director of the Company in October 1992. Mr. Black is Mr. Ressler's brother-in-law.

  Craig M. Cogut is currently a private investor. Prior thereto he was one of the founding principals of Apollo Advisors and of Lion Advisors. Prior to 1990, Mr. Cogut was a consultant and legal advisor, principally to Drexel Burnham Lambert Incorporated and associated entities. Mr. Cogut is also a director of Envirotest Systems, Inc. and Salant Corporation. Mr. Cogut was appointed a director of the Company in October 1992.

  Stephen C. Hilbert was appointed a director of the Company in December 1995. Mr. Hilbert founded Conseco, Inc. in 1979, and serves as its Chairman, President and Chief Executive Officer. Conseco, Inc., is a financial services holding company based in Carmel, Ind., owns and operates life insurance companies, provides investment management, administrative and other fee-based services. Mr. Hilbert serves as a Director of the Indiana State University Foundation and the Indianapolis Convention and Visitor's Association. He also serves on the Board of Trustees of both the Indianapolis Parks Foundation and the U.S. Ski Team Foundation, as a Trustee of the Central Indiana Council on Aging Foundation, and as a Director of both the Indianapolis Zoo and the St. Vincent Hospital Foundation.

  Robert A. Katz is an officer of Apollo Capital Management, Inc. and Lion Capital Management, Inc., the general partners of Apollo Advisors and Lion Advisors, respectively. Mr. Katz is a limited partner of Apollo Advisors and of Lion Advisors, with which he has been associated since 1990. Mr. Katz was appointed a director of the Company in June 1996. Mr. Katz is also a director of Salant Corporation and Aris Industries, Inc.

  Thomas H. Lee was appointed a director of the Company in January 1993. Mr. Lee founded the Thomas H. Lee Company in 1974 and since that time has served as its President. The Lee Company and the funds which it advises invest in friendly leveraged acquisitions and recapitalizations. From 1966 through 1974, Mr. Lee was with First National bank of Boston where he directed the bank's high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a Securities Analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves as a Director of Autotote Corporation, Finlay Enterprises, Inc., First Security Services Corporation, Health o meter Products, Inc., Livent Inc., Miller Import Corporation, Playtex Products, Inc., and Sondik Supply Company.

  William L. Mack was appointed a director of the Company in January 1993. Mr. Mack has been the President and Managing Partner of The Mack Organization, an owner and developer of and investor in office and industrial buildings and other commercial properties principally in the New York/New Jersey metropolitan area as well as throughout the United States, since 1963. Mr. Mack is a founding principal of AREA and since 1993 has provided consulting services to Apollo Real Estate Investment Fund II, L.P.

Mr. Mack is a Director of Crocker Realty Trust, Inc. and First Capital Holdings Corp. He has been Director of the Urban Development Corporation for the State of New York since 1983. Mr. Mack has also been Chairman of the Board of Directors of the Jacob K. Javits Convention Center Development Corporation of New York since 1984 and the Chairman of the Board of Directors of New York Convention Center Operating Corporation since 1988.

  Antony P. Ressler. Mr. Ressler is one of the founding principals of Apollo Advisors and Lion Advisors. Mr. Ressler is also a director of Dominick's Supermarkets, Family Restaurants, Inc., Packaging Resources, Inc. and United International Holdings, Inc. He is also a member of the Executive Committee of the Board of Directors of LEARN, the largest public school reform movement in the U.S. and of the Jonsson Comprehensive Cancer Center at the UCLA Medical Center.

  Marc J. Rowan is one of the founding principals of Apollo Advisors and of Lion Advisors. Mr. Rowan is also a director of Culligan Water Technologies, Inc., Farley, Inc., Furniture Brands International, Inc. and Samsonite Corporation. Mr. Rowan was appointed a director of the Company in October 1992.

  John J. Ryan III has been a financial advisor based in Geneva, Switzerland since 1972. Mr. Ryan is a director of Artemis S.A. and Financiere Pinault S.A., private holding companies in Paris, France and Furniture Brands International, Inc. He is Vice President and Director of Evergreen Resources Inc., a publicly held oil and gas exploration company. Mr. Ryan is President of J.J. Ryan & Sons, a closely held textile trading corporation in Greenville, South Carolina. Mr. Ryan was appointed a director of the Company in January 1995. Artemis S.A. is a significant investor in Apollo Ski Partners.

  John F. Sorte has been President of New Street Advisors L.P., a merchant bank, and of New Street Investments L.P., its broker-dealer affiliate, since he co-founded such entities in March 1994. From 1992 to March 1994, Mr. Sorte was President and Chief Executive Officer of New Street Capital Corporation, a merchant banking firm, and from 1990 to 1992, he was President and Chief Executive Officer of The Drexel Burnham Lambert Group Inc., an investment firm. Prior to 1990, Mr. Sorte was employed by Drexel Burnham Lambert Incorporated. Mr. Sorte is also a director of WestPoint Stevens Inc. and serves as Chairman of the Board of Directors of The New York Media Group, Inc. Mr. Sorte was appointed a director of the Company in January 1993.

  Bruce H. Spector has been a consultant to Apollo Advisors since 1992 and since 1995 has been a principal in Apollo Advisors II, L.P., an affiliate of Apollo Advisors which acts as general partner of Apollo Investment Fund III, L.P. Prior to October 1992, Mr. Spector, a reorganization attorney, was a member of the Los Angeles law firm of Stutman Triester and Glatt. Mr. Spector is also a director of Telemundo Group, Inc. and United International Holdings, Inc. Mr. Spector was appointed a director of the Company in January 1995.

  James S. Tisch is President and Chief Operating Officer of Loews Corporation. He has been with Loews Corporation since 1977. Prior to that he was with CNA Financial Corporation. Mr. Tisch is Chairman of the Board of Directors of Diamond Offshore Drilling, Inc., a member of the Board of Directors of Champion International Corporation, CNA Financial Corporation, and Loews Corporation. He is also Chairman of the Federation Employment and Guidance Service, a member of the Board of Directors of UJA-Federation of New York, and a Trustee of The Mount Sinai Medical Center. Mr. Tisch was appointed a director of the Company in January 1995.

  Andrew P. Daly was appointed a director of the Company in June 1996. Mr. Daly became President of Vail Associates in 1992 and President of the Company in 1995. He joined Vail Associates in 1989 as Executive Vice President and President of Beaver Creek Resort. Prior to joining Vail Associates, Mr. Daly owned and was President of Lake Eldora Ski Corporation, which operated the Lake Eldora Mountain Resort ski area. From 1982 to 1987, Mr. Daly was Chief Executive Officer of Copper Mountain Resort, where he held several positions from 1972 to 1982.

  James P. Donohue became Senior Vice President and Chief Financial Officer of the Company in October 1996. From 1991 to October 1996, Mr. Donohue served as Senior Vice President and Chief Financial Officer of Fibreboard Corporation, a manufacturer and distributor of building products, which also owns and operates three ski resorts located in California. Prior to 1991, Mr. Donohue was an Executive Vice President of Continental Illinois Bank., N.A.

  Gerald E. Flynn became Senior Vice President and Chief Financial Officer of Vail Associates in 1992. Mr. Flynn was formerly Senior Vice President and Chief Financial Officer of the Company from 1995 until October 1996. Mr. Flynn joined Vail Associates in 1981 as Manager of Tax and Joint Venture Planning before being promoted to Director of Corporate Planning in 1983. Mr. Flynn was promoted to Treasurer in 1984 and to Vice President of Finance in 1986. Prior to joining Vail Associates, Mr. Flynn was a senior tax accountant for the Denver office of Deloitte, Haskins & Sells from 1977 to 1981.

  James S. Mandel joined the Company and Vail Associates in 1994 as Senior Vice President and General Counsel of both the Company and Vail Associates, and was named Secretary of Vail Associates in 1994 and of the Company in 1995. From 1978, until joining the Company, Mr. Mandel was a partner with Brownstein, Hyatt, Farber and Strickland, a Denver law firm, and specialized in real estate development and corporate finance.

  J. Kent Myers became Senior Vice President of Vail Associates in 1995. Prior to that, he served as Chief Operating Officer of Beaver Creek Resort from 1992 to 1995, and as Vice President of Marketing for Vail Associates from 1988 to 1992. From 1981 to 1988, Mr. Myers was Vice President of Marketing for Steamboat Ski Corporation.

  Edward D. O'Brien joined Vail Associates Real Estate Group, Inc. in 1993. Prior to that he was Chief Financial Officer and a Managing General Partner of Lincoln Property Company, a real estate development and management firm from 1971 to 1991. From 1962 to 1971 Mr. O'Brien was an auditor with Arthur Andersen LLP.

  Christopher P. Ryman became Chief Operating Officer and Senior Vice President of Vail Associates in 1995. From 1992 to 1995, he was Senior Vice President of Mountain Operations. Mr. Ryman was managing director of the Vail and Beaver Creek Ski Schools from 1986 to 1992, served in management positions at the Beaver Creek Ski School from 1980 to 1985 and was involved in ski school operations from 1978 to 1980. Prior to joining Vail Associates in 1978, Mr. Ryman held positions at the Mt. Hood, Snowbird and Alta ski resorts.

  James P. Thompson joined Vail Associates Real Estate Group, Inc. in 1993 in connection with Vail Associates' acquisition of Arrowhead. He joined Arrowhead in 1989, becoming President in March of 1994. Prior to joining Arrowhead, he served as Vice-President of Moore and Company in Denver for 14 years.

BOARD OF DIRECTORS AND COMMITTEES

  Messrs. Black, Katz, Ressler, Rowan and Spector are associated with Apollo Advisors, an affiliate of Apollo Ski Partners, L.P. Apollo Ski Partners is organized principally for the purpose of holding capital stock of the Company. See "Principal and Selling Stockholders" regarding the shares of Company stock held by Apollo Ski Partners.

  The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee.

  The Executive Committee has all powers and rights necessary to exercise the full authority of the Board of Directors in the management of the business and affairs of the Company when necessary in between meetings of the Board of Directors. The members of the Executive Committee are Adam M. Aron, Andrew P. Daly, Robert A. Katz and Marc J. Rowan.

  The Audit Committee is primarily concerned with the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized to (i) make recommendations to the Board of Directors regarding the engagement of the Company's independent accountants, (ii) review the plan, scope and results of the annual audit, the independent accountants' letter of comments and management's response thereto, and the scope of any non-audit services which may be performed by the independent accountants, (iii) manage the Company's policies and procedures with respect to internal accounting and financial controls, and (iv) review any changes in accounting policy. The members of the Audit Committee are Stephan C. Hilbert, John F. Sorte and James S. Tisch.

  The Compensation Committee is authorized and directed to (i) review and approve the compensation and benefits of the executive officers, (ii) to review and approve the annual salary plans, (iii) to review management organization and development, (iv) review and advise management regarding the benefits, including bonuses, and other terms and conditions of employment of other employees and (v) administer any stock option plans which may be adopted and the granting of options under such plans. The members of the Compensation Committee are Leon D. Black, Marc J. Rowan and Thomas H. Lee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Prior to July, 1996, there was no Compensation Committee of the Board of Directors. During fiscal 1996, executive compensation decisions were made by the entire Board of Directors.

COMPENSATION OF DIRECTORS

  All directors' fees will be determined by the Board of Directors of the Company. As of the date of this Prospectus, the Company had paid no fees to its directors, and the Company currently does not intend to pay directors' fees. The Company pays a management fee of $500,000 per year to Apollo Advisors, L.P. Messrs. Black, Katz, Mack, Ryan, Ressler, Rowan and Spector are associated with Apollo Advisors and are directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

  The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the years ended September 30, 1994, 1995 and 1996 to the Chief Executive Officer and the four highest paid executive officers of the Company whose compensation was at least $100,000 for the year ended September 30, 1996 in all capacities in which they served:

                          SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                          ---------------------- ------------------------------
                                                                 AWARDS           PAYOUTS
                                                            ------------------- ------------
                                                 RESTRICTED
                           SALARY   OTHER ANNUAL   STOCK                 LTIP    ALL OTHER
     NAME, PRINCIPAL      AND BONUS COMPENSATION  AWARD(S)  OPTIONS/   PAYMENTS COMPENSATION
  POSITION, AND PERIOD       ($)       ($)(1)       ($)       SAR       ($)(2)     ($)(3)
  --------------------    --------- ------------ ---------- --------   -------- ------------
George N. Gillett, Jr.,
 (4)
 Former Chairman and
  Chief Executive Offi-
  cer of the Company
 1994...................  1,542,000    58,150    1,966,200      --         --     296,812
 1995...................  1,584,000   116,000    2,383,200      --         --         --
 1996...................  1,628,400    75,800    2,562,000      --         --      36,956
Andrew P. Daly,
 Chief Executive Officer
  and President of Vail
  Associates, President
  of the Company
 1994...................    269,907    34,835          --       --     113,883        --
 1995...................    307,538    32,322          --       --     113,883        --
 1996...................    348,077    24,007          --       --     113,883        --
J. Kent Myers,
 Senior Vice President
  of Vail Associates
 1994...................    174,462    16,280          --       --      70,016        --
 1995...................    193,618    14,673          --       --      70,016        --
 1996...................    183,192     5,075          --       --      70,016        --
James S. Mandel,
 Senior Vice President,
  General Counsel and
  Secretary of the Com-
  pany
 1994...................    174,000       --           --    89,980(5)     --         --
 1995...................    311,500     1,716          --       --         --         --
 1996...................    329,462     1,924          --       --         --         --
Christopher P. Ryman,
 Senior Vice President
  and Chief Operating
  Officer
 1994...................    155,000    16,225          --       --      70,016        --
 1995...................    175,512    14,504          --       --      70,016        --
 1996...................    184,269    15,057          --       --      70,016        --

--------
(1) Includes interest on long-term incentive plan compensation paid during the period indicated to the named executive officer.
(2) Prior to October 8, 1992, the Company and certain of its subsidiaries offered deferred compensation plans to certain key management employees in lieu of any type of pension plans, stock options or other retirement plans. As of October 8, 1992, following payments made on or around October 8, 1992, the outstanding deferred compensation balances for Mr. Daly, Mr. Myers, and Mr. Ryman were $455,532, $280,063 and $280,063, respectively. Mr. Daly's, Mr. Myers' and Mr. Ryman's outstanding deferred compensation balances after October 8, 1992 are being paid to them over a four-year period, with interest accruing on the balance at a rate of 8% per annum. As of September 30, 1996, Mr. Daly's, Mr. Myers' and Mr. Ryman's outstanding deferred compensation balances were $28,471, $17,504 and $17,504, respectively. Due to the long-term incentive characteristics of the deferred compensation plans of the Company and its subsidiaries, payout amounts pursuant to these plans have been included in this column.
(3) In connection with the sale of certain non-ski-related assets of the Company, Mr. Gillett received incentive payments of $296,812 on September 23, 1994, and $36,956 on January 31, 1996, each pursuant to the terms of his employment agreement.
(4) Mr. Gillett resigned as Chairman of the Board, Chief Executive Officer and Director of the Company effective September 30, 1996 in order to pursue other business interests.
(5) Pursuant to a stock option plan adopted by the Company, these options were issued on March 21, 1994. The options vest in equal installments over a five year period and provide for an exercise price of $20.00 per share. See "Management--Stock Option Plan."

      AGGREGATE OPTION/SAR EXERCISES DURING YEAR ENDED SEPTEMBER 30, 1996
                 AND OPTION/SAR VALUES AS OF SEPTEMBER 30, 1996

                                                                                     VALUE OF
                                                                   NUMBER OF        UNEXERCISED
                                                                  UNEXERCISED      IN-THE-MONEY
                                                                 OPTIONS/SARS      OPTIONS/SARS
                                                                 AT FY-END (#)   AT FY-END ($)(1)
                                                                --------------- -------------------
                                   SHARES
                                ACQUIRED ON                      EXERCISABLE/      EXERCISABLE/
       NAME                     EXERCISE (#) VALUE REALIZED ($)  UNEXERCISABLE     UNEXERCISABLE
       ----                     ------------ ------------------ --------------- -------------------
George N. Gillett, Jr. .......      --              $--         786,486/   --   $  5,831,355/$  --
Andrew P. Daly................      --               --          97,746/115,164 1,788,752/1,192,501
J. Kent Myers.................      --               --          53,988/ 35,992   987,980/  658,654
James S. Mandel...............      --               --          35,992/ 53,988   431,904/  647,856
Christopher P. Ryman..........      --               --          53,988/ 35,992   987,980/  658,654

--------
(1) The Company's common stock is not publicly traded and, accordingly, there is no current market price for the common stock. For purposes of this calculation, the Company has estimated that the fair value of the Company's common stock as of September 30, 1996 was $32.00 per share.

PENSION PLANS

  The Company has no pension plans.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS OF THE COMPANY

  The Company has entered into an employment agreement with Adam Aron (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Aron serves as Chief Executive Officer of the Company. The initial term of his employment is for the period from August 1, 1996 through September 30, 1999, with a two-year automatic renewal thereafter, subject to notice of termination by either Mr. Aron or the Company. Mr. Aron's base salary is $560,000 per year, and a bonus is guaranteed at an annualized rate of $250,000 through fiscal 1997, after which Mr. Aron will participate in the Company's bonus plan.

  Pursuant to the Employment Agreement, Mr. Aron will be granted 18,750 restricted shares of Common Stock and options to purchase 130,000 shares of Common Stock, which restricted stock and options vest over five years. The Company will provide Mr. Aron a life insurance policy of $5 million and $500,000 of annual disability income protection. The Company will purchase a home of Mr. Aron's choice in the Vail Valley (up to a maximum purchase price of $1.5 million) for his use while employed by the Company. Mr. Aron is subject to a 12 month non-compete clause upon termination.

  The Company has entered into an employment agreement with Andrew P. Daly. Such agreement provides that Mr. Daly will serve as President of the Company for a three-year term. Mr. Daly's base salary will be $350,000 per year and Mr. Daly will participate in the Company's bonus Plan. In addition, pursuant to such agreement, Mr. Daly was granted 6,250 restricted shares of Common Stock and options to purchase 50,000 shares of Common Stock, all vesting over five years. The Company will provide Mr. Daly a life insurance policy of $3 million and $262,500 of annual disability income protection. Mr. Daly will be subject to a 12 month non-compete clause upon termination.

  The Company will enter into an employment agreement with James P. Donohue. Such agreement will provide that Mr. Donohue will serve as Senior Vice President and Chief Financial Officer of the Company for a three-year term. Mr. Donohue's base salary will be $300,000 per year and Mr. Donohue will participate in the Company's bonus plan. In addition, pursuant to such agreement, Mr. Donohue will be granted 6,000 restricted shares of Common Stock and options to purchase 30,000 shares of Common Stock, which restricted stock and options vest over three years. Mr. Donohue will be subject to a 12 month non-compete clause upon termination.

  Vail Associates is currently negotiating employment contracts with Messrs. Ryman, Myers, Flynn and Thompson, which will provide for annual salaries, as well as participation in bonus, stock option and other employee benefit plans. Each agreement will be for a three-year term expiring May 31, 1999, subject to automatic renewal for successive one-year terms in the absence of notice of non-renewal by either party. Each agreement will provide that, in the event of
(i) termination of the officer's employment by Vail Associates without "cause" as defined in the agreement, (ii) termination of employment by the officer for "good reason" as defined in the agreement, or (iii) non-renewal of the agreement by Vail Associates, the officer is entitled to continue to receive his then-current annual salary for a period of 12 months following such termination or non-renewal (18 months if such termination or non-renewal occurs following a "change in control"). Each agreement will further provide that the officer may resign without good reason upon not less than 120 days' notice. Following termination of the officer's employment for any reason, the officer will be subject to a non-competition covenant for a period of one year. For purposes of the agreements, a "change in control" means the acquisition by any person or group of affiliated persons (other than Apollo Ski Partners and its affiliates) of equity securities of Vail Associates or the Company representing either a majority of the combined ordinary voting power of all outstanding voting securities of Vail Associates or the Company or a majority of the common equity interest in Vail Associates or the Company.

  The Company and Vail Associates have separate employment agreements with Mr. Mandel pursuant to which Mr. Mandel receives a current aggregate salary of $300,000 per year, as well as participation in bonus, stock option and other employee benefit plans. Mr. Mandel's employment agreements are effective until March 31, 1997, unless earlier terminated according to their terms. In the event the Company or Vail Associates terminates Mr. Mandel's employment agreements without cause, Mr. Mandel will be paid his aggregate salary and fringe benefits for a period of 12 months following the date of termination or through March 31, 1997, whichever period is longer. Payment of the severance benefits is conditioned upon Mr. Mandel's compliance with certain non-competition, confidentiality and loyalty provisions which survive the employment agreement.

  Mr. Gillett resigned as Chairman of the Board, Chief Executive Officer, President and Director of the Company effective September 30, 1996. Since October 8, 1992, in connection with his employment by the Company, Mr. Gillett was granted (i) 357,488 shares of Common Stock as incentive based compensation (the "Gillett Stock"), (ii) options to purchase 204,082 shares of Common Stock at an exercise price of $13.70 per share (the "$13.70 Options") and (iii) options to purchase 582,404 shares of Common Stock at $23.67 per share (the "$23.67 Options"). Pursuant to the terms of an agreement dated October 11, 1996 between Mr. Gillett and the Company (the "Gillett Agreement"), Mr. Gillett (i) will be paid his base salary (currently $1.7 million per annum) through October 7, 1997, (ii) exchanged the $23.67 Options for 168,159 shares of Common Stock and (iii) waived his right to the Distribution with respect to the Gillett Stock and the $13.70 Options as payment of the exercise price on the $13.70 Options.

STOCK OPTION PLANS

  The Company adopted a stock option plan (the "1992 Plan") pursuant to which options covering an aggregate of 1,022,755 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Options covering 916,650 shares of Common Stock have been issued to various key executives and managers of the Company. All of the options vest in equal installments over five years, with exercise prices ranging from $13.70 per share to $21.50 per share. As of September 30, 1996, 403,614 of these options were exercisable. The Company has amended certain option agreements under the 1992 Plan with certain members of the management of the Company to eliminate the right of those option holders to receive any portion of the payments made under the Rights. In connection with such amendment, the Company has accrued the Option Payment. See also "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

  In July 1996 the Company adopted a long term incentive and share award plan (the "1996 Plan") to attract, retain and motivate employees and directors of the Company. The Board of Directors of the Company has approved the 1996 Plan and the reservation of 750,000 shares of Common Stock for issuance under the 1996 Plan. As of September 30, 1996, under the 1996 Plan 31,000 shares of Common Stock had been awarded (subject to certain restrictions) and options to purchase an aggregate of 210,000 shares of Common Stock at an exercise price of $40.00 per share had been granted to executives of the Company. Of these awards, 25,000 shares of restricted Common Stock and options to purchase 180,000 shares of Common Stock will vest in equal increments over five years. The remaining awards vest in equal increments over three years. None of the options were exercisable as of September 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

  The following table sets forth the number and percentage (if more than 1%) of the outstanding shares of Common Stock owned beneficially as of December 20, 1996 by each director or nominee, by all directors and officers as a group and each person (including the address of each such person) who to the knowledge of the Company, beneficially owned more than 5% of the Company's outstanding common stock on December 20, 1996.

                          CLASS A
                           COMMON              COMMON
                           STOCK               STOCK
                        ------------------- -------------------
       NAME AND         AMOUNT AND          AMOUNT AND
      ADDRESS OF        NATURE OF           NATURE OF           TOTAL PERCENT OF
      BENEFICIAL        BENEFICIAL PERCENT  BENEFICIAL PERCENT    OUTSTANDING
       OWNER(1)         OWNERSHIP  OF CLASS OWNERSHIP  OF CLASS   COMMON STOCK
----------------------- ---------- -------- ---------- -------- ----------------
Apollo Ski Partners,
 L.P.(2)
 2 Manhattanville Road
 Purchase, NY 10577.... 5,958,874     96%   1,325,669     32%          70%
Meadow Walk, L.P.
 100 South Bedford Rd.
 Mount Kisco, NY 10549.   194,479      3%   1,161,020     28%          13%
George N. Gillett,
 Jr.(3)
 Gillett Group Manage-
 ment, Inc.
 1000 S. Frontage Road
 West
 Vail, CO 81657........       --     --       729,729     18%           7%

--------
(1) With the exception of 13,000 shares of Common Stock owned by Mr. Ressler, no directors or officers of the Company directly own shares of Common Stock. The Company does not believe that any director or executive officer of the Company beneficially owns Common Stock. (See "Item 10. Directors and Executive Officers of the Registrant.")
(2) Apollo Ski Partners, L.P. is a Delaware limited partnership ("Apollo Ski") organized principally for the purpose of holding Common Stock of the Company. The general partner of Apollo Ski is Apollo Investment Fund, L.P., a Delaware limited partnership ("Apollo Fund"), a securities investment fund. The managing general partner of Apollo Fund is Apollo Advisors, L.P., a Delaware limited partnership, the general partner of which is Apollo Capital Management, Inc., a Delaware corporation ("Apollo Capital"). Mr. Black, a director of the Company, is also a director of Apollo Capital. All officers, directors and shareholders of Apollo Capital, including Messrs. Black, Katz, Mack, Rowan and Spector (directors of the Company), disclaim any beneficial ownership of the Common Stock of the Company (See also "Item
    10. Directors and Executive Officers of the Registrant.")

(3) Mr. Gillett resigned as Chairman of the Board, Chief Executive Officer, President and Director of the Company effective September 30, 1996. Since October 8, 1992, in connection with his employment by the Company, Mr. Gillett was granted (i) 357,488 shares of Common Stock as incentive based compensation, (ii) options to purchase 204,082 shares of Common Stock at an exercise price of $13.70 per share (the "$13.70 Options") and (iii) options to purchase 582,404 shares of Common Stock at $23.67 per share (the "$23.67 Options"). Pursuant to the terms of an agreement dated October 11, 1996 between Mr. Gillett and the Company, Mr. Gillett (i) exchanged the $23.67 Options for 168,159 shares of Common Stock and (ii) exercised the $13.70 Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Each subsidiary of the Company is wholly-owned, either directly or indirectly, by the Company, except for minor amounts of stock issued to employees of various subsidiaries of Vail Associates required in connection with certain real estate brokerage licenses in Colorado.

  The Company has distributed a right to receive up to $4.87 per share of Common Stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. Under certain option agreements held by management, option holders would have been entitled to participate in this distribution. The Company has amended those agreements to eliminate their right of option holders to receive any portion of the payments made under the Rights. In connection with such amendment, the Company has accrued a payable to such option holders of approximately $4.5 million (the "Option Payment"). The option holders will receive 60% of the Option Payment at the times that payments are made under the Rights and the remaining 40% at the time the options are exercised.

  The Company pays a fee of $500,000 per year to Apollo Advisors, L.P. for management services and expenses related thereto. This fee has been incurred each year since 1993 and is paid partly in cash and partly in services rendered by the Company to Apollo Advisors, L.P. and its affiliates. This arrangement was approved by the Board of Directors of the Company in March 1993.

  In 1995, Mr. Daly's spouse and Mr. Thompson and his spouse received financial terms more favorable than those available to the general public in connection with their purchase of homesites at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, these contracts provide for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under promissory notes of $438,750 and $350,000 for Mr. Daly's spouse and Mr. and Mrs. Thompson, respectively, each to be secured by a first deed of trust and amortized over 25 years at 8% per annum interest, with a balloon payment due on the earlier of five years from the date of closing or one year from the date employment with the Company is terminated.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Index to Financial Statements and Financial Statement Schedules.

  (i) See "Item 8. Financial Statements and Supplementary Data" for the index to the Financial Statements.

  All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

(b) Index to Exhibits

  The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses which have previously been filed with the Securities and Exchange Commission.

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

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
  NUMBER                       DESCRIPTION                            PAGE
 -------  -----------------------------------------------------   ------------
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

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
  NUMBER                       DESCRIPTION                            PAGE
 -------  -----------------------------------------------------   ------------
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

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
  NUMBER                       DESCRIPTION                            PAGE
 -------  -----------------------------------------------------   ------------
 10.12(m) Sports Facilities Financing Agreement dated as of
          September 1, 1992 between Eagle County, Colorado and
          Beaver Creek Associates, Inc., with Vail Associates,
          Inc. as Guarantor. (Incorporated by reference to
          Exhibit 10.16(j) of the Registration Statement on
          Form S-4 of Gillett Holdings, Inc. (Registration No.
          33-52854) including all amendments thereto.)
 10.12(n) First Amendment to Sports Facilities Financing
          Agreement and Assignment and Assumption Agreement
          dated as of November 23, 1993 by and among Eagle
          County, Colorado, Beaver Creek Associates, Inc., Vail
          Associates, Inc., and The Vail Corporation.
          (Incorporated by reference to Exhibit 10.17(l) of the
          report on Form 10-K of Gillett Holdings, Inc. for the
          period from October 9, 1992 through September 30,
          1993.)
 10.12(0) Guaranty dated as of September 1, 1992, by Vail Associates,
          Inc. delivered to Colorado National Bank, as Trustee.
          (Incorporated by reference to Exhibit 10.16(k) of the
          Registration Statement on Form S-4 of Gillett Holdings, Inc.
          (Registration No. 33-52854) including all amendments thereto.)
 10.13(a) Agreement for Purchase and Sale dated as of August 25, 1993 by and among Arrowhead at Vail, Arrowhead Ski Corporation,
          Arrowhead at Vail Properties Corporation, Arrowhead Property
          Management Company and Vail Associates, Inc. (Incorporated by
          reference to Exhibit 10.19(a) of the report on Form 10-K of
          Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)
 10.13(b) Amendment to Agreement for Purchase and Sale dated September
          8, 1993 by and between Arrowhead at Vail, Arrowhead Ski
          Corporation, Arrowhead at Vail Properties Corporation,
          Arrowhead Property Management Company and Vail Associates,
          Inc. (Incorporated by reference to Exhibit 10.19(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)
 10.13(c) Second Amendment to Agreement for Purchase and Sale dated
          September 22, 1993 by and between Arrowhead at Vail, Arrowhead
          Ski Corporation, Arrowhead at Vail Properties Corporation,
          Arrowhead Property Management Company and Vail Associates,
          Inc. (Incorporated by reference to Exhibit 10.19(c) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)
 10.13(d) Third Amendment to Agreement for Purchase and Sale dated
          November 30, 1993 by and between Arrowhead at Vail, Arrowhead
          Ski Corporation, Arrowhead at Vail Properties Corporation,
          Arrowhead Property Management Company and Vail/Arrowhead, Inc.
          (Incorporated by reference to Exhibit 10.19(d) of the report on Form 10-K of Gillett Holdings, Inc. for the period from
          October 9, 1992 through September 30, 1993.)
 10.14    1992 Stock Option Plan of Gillett Holdings, Inc. (Incorporated
          by reference to Exhibit 10.20 of the report on Form 10-K of
          Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)
 10.15    Agreement to Settle Prospective Litigation and for Sale of
          Personal Property dated May 10, 1993, between the Company,
          Clifford E. Eley, as Chapter 7 Trustee of the Debtor's
          Bankruptcy Estate, and George N. Gillett, Jr. (Incorporated by
          reference to Exhibit 10.21 of the report on Form 10-K of
          Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                        DESCRIPTION                            PAGE
 ------- ------------------------------------------------------   ------------
 10.16   Employment Agreement dated April 1, 1994 between
         Gillett Holdings, Inc. and James S. Mandel
         (Incorporated by reference to Exhibit 10.22 of the
         report on Form 10-K of Gillett Holdings, Inc. for the
         year ended September 30, 1994.)
 10.17   Employment Agreement dated April 1, 1994 between Vail
         Associates, Inc. and James S. Mandel (Incorporated by
         reference to Exhibit 10.23 of the report on Form 10-K
         of Gillett Holdings, Inc. for the year ended September
         30, 1994.)
 10.18   Employment Agreement dated October 1, 1996 between
         Vail Associates, Inc. and Andrew P. Daly.
 10.19   Employment Agreement dated July 29, 1996 between Vail
         Resorts, Inc. and Adam M. Aron.
 10.20   Stock Purchase Agreement Among Vail Resorts, Inc.,
         Ralston Foods, Inc., and Ralston Resorts, Inc. dated
         July 22, 1996. (Incorporated by reference to Exhibit
         2.1 of the report on Form 8-K of Vail Resorts, Inc.
         dated July 23, 1996.)
 16.     Letter from Ernst & Young LLP regarding change in
         certifying accountant. (Incorporated by reference to
         Exhibit 16 of the report on Form 8-K of Gillett
         Holdings, Inc. for the reportable event occurring on
         October 25, 1994.)
 21.1    Subsidiaries of Vail Resorts, Inc. (Incorporated by
         reference to Exhibit 21 of the report on Form 10-K of
         Gellett Holdings, Inc. for the year ended September
         30, 1995.)

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

(c) A report on Form 8-K was filed on July 23, 1996 related to the proposed acquisition by the Company of Ralston Resorts, Inc. pursuant to a stock purchase agreement dated July 22, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON DECEMBER 23, 1996.

                                          Vail Resorts, Inc.

                                                 /s/ James P. Donohue
                                          By __________________________________
                                                     James P. Donohue
                                              Senior Vice President and Chief
                                                     Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON DECEMBER 23, 1996.

             SIGNATURE                             TITLE
             ---------                             -----

          /s/ Adam M. Aron*               Chairman of the Board and Chief
-------------------------------------     Executive Officer (Principal Chief
            ADAM M. ARON                  Executive Officer)

         /s/ Andrew P. Daly*              Director
-------------------------------------
           ANDREW P. DALY

         /s/ Leon D. Black*               Director
-------------------------------------
            LEON D. BLACK

         /s/ Craig M. Cogut*              Director
-------------------------------------
           CRAIG M. COGUT

       /s/ Stephen C. Hilbert*            Director
-------------------------------------
         STEPHEN C. HILBERT

         /s/ Robert A. Katz*              Director
-------------------------------------
           ROBERT A. KATZ

         /s/ Thomas H. Lee*               Director
-------------------------------------
            THOMAS H. LEE

        /s/ William L. Mack*              Director
-------------------------------------
           WILLIAM L. MACK

       /s/ Antony P. Ressler*             Director
-------------------------------------
          ANTONY P. RESSLER

         /s/ Marc J. Rowan*               Director
-------------------------------------
            MARC J. ROWAN

             SIGNATURE                                TITLE
             ---------                                -----

        /s/ John J. Ryan III*               Director
-------------------------------------
          JOHN J. RYAN III

         /s/ John F. Sorte*                 Director
-------------------------------------
            JOHN F. SORTE

        /s/ Bruce H. Spector*               Director
-------------------------------------
          BRUCE H. SPECTOR

         /s/ James S. Tisch*                Director
-------------------------------------
           JAMES S. TISCH

        /s/ James P. Donohue*               Senior Vice President and Chief
-------------------------------------        Financial Officer
          JAMES P. DONOHUE

         /s/ Robert A. Katz                 Attorney-in-Fact
-------------------------------------
            ROBERT A. KATZ

* By Attorney-in-Fact

                                EXHIBIT INDEX

  The following exhibits are included herewith. Refer to Item 14 of the Form 10-K for the year ended September 30, 1996 for additional exhibits to the Form 10-K that are incorporated by reference to documents which have previously been filed with the Securities and Exchange Commission.

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.18   Employment Agreement dated October 1, 1996 between Vail
         Associates, Inc. and
                                                                    Andrew P. Daly.

 10.19   Employment Agreement dated July 29, 1996 between Vail
         Resorts, Inc. and
         Adam M. Aron.