Form 10-Q
period 1996-12-31
VAIL RESORTS INC
filed 1997-02-14
CIK 812011

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION B OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (970) 476-5601

                             --------------------

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

   As of February 12, 1997, 33,298,888 shares of Common Stock were issued and outstanding, of which 11,759,056 shares were Class A Common Stock and 21,539,832 shares were Common Stock.

================================================================================

                               TABLE OF CONTENTS

                                    PART I

Item 1.   Financial Statements.........................................   F-1
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     2

                                    PART II

Item 1.   Legal Proceedings............................................     7
Item 2.   Changes in Securities........................................     7
Item 3.   Defaults Upon Senior Securities..............................     7
Item 4.   Submission of Matters to a Vote of Security-Holders..........     7
Item 5.   Other Information............................................     7
Item 6.   Exhibits and Reports on Form 8-K.............................     8

                                    PART I


ITEM 1.   FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 1996 and September 30, 1996...................  F-2
Consolidated Statements of Operations for the Three Months Ended December 31, 1996 and 1995..  F-3
Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1996 and 1995..  F-4
Notes to Consolidated Financial Statements...................................................  F-5

                              VAIL RESORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                                                   1996           1996
                                                                                               ------------   -------------
                                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................                 $ 15,208        $ 12,712
  Receivables.....................................................................                   14,238           5,741
  Inventories.....................................................................                    6,284           4,639
  Deferred income taxes...........................................................                   22,709          17,200
  Other current assets............................................................                    4,663           5,490
                                                                                                   --------        --------
Total current assets..............................................................                   63,102          45,782

Property, plant, and equipment, net...............................................                  212,611         192,669
Real estate held for sale.........................................................                   82,417          88,665
Deferred charges and other assets.................................................                    8,608          10,440
Intangible assets.................................................................                   83,476          85,056
                                                                                                   --------        --------
Total assets......................................................................                 $450,214        $422,612
                                                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........................................                 $ 66,427        $ 48,096
  Income taxes payable............................................................                      325             325
  Rights payable to stockholders..................................................                   47,778          50,513
  Long-term debt due within one year (Note 3).....................................                      778              63
                                                                                                   --------        --------
Total current liabilities.........................................................                  115,308          98,997

Long-term debt (Note 3)...........................................................                  129,362         144,687
Other long-term liabilities.......................................................                   23,397          15,521
Deferred income taxes.............................................................                   42,954          39,500
Commitments and contingencies (Note 4)
Stockholders' equity:
  Common stock-
   Class A Common Stock, $.01 par value, 20,000,000 shares authorized,
     12,426,226 shares issued and outstanding as of December 31, 1996
     and September 30, 1996, respectively.........................................                      124             124
   Common Stock, $.01 par value, 80,000,000 shares authorized,
     8,318,256 and 7,573,774 shares issued and outstanding as of
     December 31, 1996 and September 30, 1996, respectively.......................                       83              76
  Additional paid-in capital......................................................                  133,919         123,707
  Retained earnings...............................................................                    5,067              --
                                                                                                   --------        --------
Total stockholders' equity........................................................                  139,193         123,907
                                                                                                   --------        --------
Total liabilities and  stockholders' equity.......................................                 $450,214        $422,612
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

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                     THREE         THREE
                                                     MONTHS        MONTHS
                                                     ENDED         ENDED
                                                  DECEMBER 31,   DECEMBER 31,
                                                      1996          1995
                                                  -----------    -----------
Net revenues:
  Resort........................................  $    35,111    $    32,063
  Real estate...................................       49,782         27,827
                                                  -----------    -----------
Total net revenues..............................       84,893         59,890
Operating expenses:
  Resort........................................       24,784         22,688
  Real estate...................................       42,613         23,481
  Corporate expense.............................          800            991
  Depreciation and amortization.................        5,030          4,736
                                                  -----------    -----------

Total operating expenses........................       73,227         51,896
                                                  -----------    -----------

Income from operations..........................       11,666          7,994
Other income (expense):
  Investment income.............................          161            452
  Interest expense..............................       (3,262)        (6,328)
  Gain (loss) on disposal of fixed assets.......          (13)             6
  Other.........................................            7            109
                                                  -----------    -----------

Income before income taxes......................        8,559          2,233

Provision for income taxes (Note 2).............       (3,492)          (950)
                                                  -----------    -----------

Net income......................................  $     5,067    $     1,283
                                                  ===========    ===========

Net income per common share (Note 2):
     Net income.................................         $.23           $.06
                                                  ===========    ===========
     Weighted average shares outstanding........   21,738,144     20,584,868
                                                  ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          THREE               THREE
                                                                                          MONTHS              MONTHS
                                                                                          ENDED               ENDED
                                                                                        DECEMBER 31,        DECEMBER 31,
                                                                                           1996                1995
                                                                                         --------            --------
Cash flows from operating
 activities:
     Net income.....................................................................     $  5,067            $  1,283
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.............................................        5,030               4,736
          Deferred compensation payments in excess of expense.......................         (203)               (203)
          Noncash cost of real estate sales.........................................       41,204              19,366
          Noncash compensation related to stock grants..............................           63                   -
          Deferred financing costs amortized........................................           62                  62
          (Gain) loss on disposal of fixed assets...................................           13                  (6)
          Deferred income taxes.....................................................       (2,055)                850

     Changes in assets and liabilities:
          Accounts receivable, net..................................................       (8,497)             (2,386)
          Inventories...............................................................       (1,645)             (1,650)
          Accounts payable and accrued expenses.....................................        8,302               1,414
          Other assets and liabilities..............................................        3,237                 904
                                                                                         --------            --------
              Net cash provided by operating activities.............................       50,578              24,370

Cash flows from investing activities:
     Resort capital expenditures....................................................      (12,247)             (1,878)
     Investments in real estate.....................................................      (17,020)             (8,723)
     Receipts from investments in joint ventures (net)..............................          801                  --
                                                                                         --------            --------
              Net cash used in investing activities.................................      (28,466)            (10,601)

Cash flows from financing activities:
     Proceeds from borrowings under long-term debt..................................       26,000              14,000
     Payments on long-term debt.....................................................      (45,616)            (64,015)
                                                                                         --------            --------
              Net cash used in financing activities.................................      (19,616)            (50,015)
                                                                                         --------            --------

Net increase (decrease) in cash and cash equivalents................................        2,496             (36,246)

Cash and cash equivalents:
     Beginning of period............................................................       12,712              47,534
                                                                                         --------            --------
     End of period..................................................................     $ 15,208            $ 11,288
                                                                                         ========            ========

Supplemental disclosure of non-cash transactions:
     Option exercise (See Note 4)...................................................     $  2,740            $      -
                                                                                         ========            ========
     Issuance of promissory note for lift equipment (See Note 3)....................     $  5,006            $      -
                                                                                         ========            ========
     Resort capital incurred but unpaid at balance sheet date.......................     $  5,444            $  2,371
                                                                                         ========            ========
     Investments in real estate incurred but unpaid at balance sheet date...........     $  4,788            $    253
                                                                                         ========            ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              VAIL RESORTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

       Vail Resorts, Inc. ("VRI") and its subsidiaries (collectively, the "Company") operate mountain resorts and participate in related real estate development. The Company is the premier mountain resort operator in North America, operating one of the world's largest skiing facilities on Vail, Beaver Creek, Breckenridge and Keystone mountains located in Colorado. The Company's mountain resort business is seasonal with a typical ski season beginning in mid-November and ending in mid-April.

       In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly its financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1996 included in VRI's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Income Taxes--The Company accounts for income taxes using the liability method required by Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company has provided for income taxes in the accompanying interim statements of operations at the estimated effective income tax rates for fiscal years 1997 and 1996, respectively.

       Earnings Per Common Share--Earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of outstanding stock options.

       Reclassifications--Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3.  LONG-TERM DEBT

       Long-term debt as of December 31, 1996 and September 30, 1996 is summarized as follows (in thousands):

                                            DECEMBER 31,  SEPTEMBER 30,
                                                1996          1996
                                            ------------  -------------

     Senior Subordinated Notes..........      $ 62,647       $ 62,647
     Industrial Development Bonds.......        37,903         37,903
     Credit facilities..................        24,400         44,000
     Other..............................         5,190            200
                                              --------       --------
                                               130,140        144,750

     Less-current maturities............           778             63
                                              --------       --------
                                              $129,362       $144,687
                                              ========       ========

                              VAIL RESORTS, INC.

3.  LONG-TERM DEBT--(CONTINUED)

       On January 3, 1997, in connection with the closing of the Acquisition (see Note 5), all amounts outstanding under the Company's former credit facilities were repaid with proceeds from new credit facilities (the "New Credit Facilities"). The New Credit Facilities provide for debt financing up to an aggregate principal amount of $340 million and consist of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and
(iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities"). The Term Loan Facilities were used to refinance $139.7 million of the $165 million of debt assumed in the Acquisition and the balance of the Term Loan Facilities was used to repay borrowings under the Company's former credit facilities.

       During the first quarter of fiscal 1996, the Company financed a portion of the purchase price of a new gondola lift in the amount of $5,006,000. A payment on this note of $715,000 is due on January 1, 1997 with the balance due in equal installments on January 1, 1998 and 1999. Interest accrues on the unpaid balance at the prime rate (8.25% at December 31, 1996) and is payable on each principal payment date.


4.  COMMITMENTS AND CONTINGENCIES

       As of September 30, 1996, the Company had entered into real estate contracts for the sale of real estate and certain related amenities for gross proceeds of $106.9 million. During the first quarter of fiscal 1997, the Company sold properties subject to those contracts totaling $47.7 million. The Company estimates that subsequent to December 31, 1996, it will incur additional infrastructure costs of $19.6 million including certain mountain improvements in connection with all properties sold as of that date. That amount is reported as a liability in the accompanying consolidated balance sheet. At December 31, 1996, the Company had outstanding real estate contracts totaling $58.5 million. The Company estimates that subsequent to December 31, 1996, it will incur additional selling, holding and real estate infrastructure costs of $15.3 million. The Company also expects to make $14 million of mountain improvements to benefit the real estate described above and certain other real estate property currently held for sale. The Company has entered into agreements with certain developers who have purchased real estate from the Company to repurchase certain retail and residential space in the completed developments. As of December 31, 1996, the Company has agreed to repurchase various retail and residential space for amounts totaling $8.7 million.

       On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds from those real estate contracts outstanding at September 30, 1996 to make such payments. As of February 14, 1997, the Company has received gross proceeds under the applicable contracts totaling $48.7 million and expects to make payments under the Rights of approximately $42.2 million on February 19, 1997. Remaining payments under the Rights are expected to be made during the remainder of 1997. Pursuant to the terms of an agreement dated October 11, 1996 between the Company and George N. Gillett Jr., the Company's former Chairman and Chief Executive Officer, Mr. Gillett waived his right to receive payment under the Rights with respect to 714,976 shares of common stock which Mr. Gillett owned as of that date and with respect to his warrants to purchase 408,164 shares of common stock, in exchange for the payment of the exercise price on those warrants. The aggregate amount payable under the Rights which were waived totaled approximately $2,740,000.

                              VAIL RESORTS, INC.

4.  COMMITMENTS AND CONTINGENCIES--(CONTINUED)

       On July 1, 1996, Eagle County Air Terminal Corporation, a Colorado nonprofit corporation, (the "Issuer") issued $10,130,000 of Airport Terminal Project Revenue Bonds (the "Bonds"), the proceeds of which were used to design, construct and equip a new public passenger air terminal on land leased from Eagle County, Colorado (the "County") located at the County's regional airport (the "Project"). Certain legal actions related to the Project were filed on April 1, 1996 in the District Court of Eagle County, Colorado by the operator of an existing passenger air terminal facility, Fixed Based Operators, Inc. ("FBO"), against various parties including the Issuer and the County. Among other claims, these actions claim that the Project is illegally competitive with the facility owned and operated by FBO and seek damages and specific injunctive relief. The Company is a beneficiary of the Project in that the additional terminal has expanded air service into the Vail/Eagle Airport. The Company believed that the aforementioned legal actions could have interfered with the completion of the Project and accordingly, on July 9, 1996, the Company entered into a Standby Bond Purchase Agreement under which the Company has agreed to purchase the Bonds if the lawsuit causes a default in the payment of principal or interest on the Bonds when due, or causes the bond indenture trustee to transfer certain funds to provide for the payment of principal or interest on the Bonds. The Company was recently served with a third party summons and complaint in the litigation described above. The Company believes that the ultimate outcome of the litigation will not have a material adverse effect on the financial position or operations of the Company.

       Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster home, townhome, and lodging units. During the first quarter of fiscal 1997, the Company. As of December 31, 1996, the Company has sold 63 single family homesites, has entered into contracts for the sale of 30 additional single family homesites and is preparing to offer additional parcels of land to individuals and developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $26 million of variable rate revenue bonds maturing on October 1, 2035, which have been credit enhanced with a $27.6 million letter of credit issued against the Company's Credit Facilities. It is anticipated that as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of this aggregate subsidy to be $20.7 million at December 31, 1996. The Company has allocated $6.0 million of that amount to the Bachelor Gulch Village single family homesites which were sold as of December 31, 1996 and has recorded that amount as a liability in the accompanying consolidated financial statements. The remainder of this obligation has not been reflected in the consolidated financial statements. The total subsidy paid through September 30, 1996 and December 31, 1996 was $505,000 and $770,000, respectively.

       At December 31, 1996, the Company has various other letters of credit outstanding in the aggregate amount of $9.8 million.

                              VAIL RESORTS, INC.

5.  SUBSEQUENT EVENTS

Acquisition
-----------

       On January 3, 1997, the Company acquired 100% of the stock of Ralston Resorts, Inc. ("Ralston Resorts"), a wholly-owned subsidiary of Ralston Foods, Inc. ("Foods"), which owns and operates the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado. In connection with the Acquisition, the Company assumed $25.3 million and refinanced $139.7 million of indebtedness of Ralston Resorts, and issued 7,554,406 shares of Common Stock to Foods. The number of shares issued to Foods may be increased as a result of certain post-closing adjustments which are not expected to be material. Pursuant to a Stipulation and Final Judgment (the "Consent Decree") with the United States Department of Justice (the "DOJ"), the Company is required to divest the Arapahoe Basin mountain resort. The Company entered into the Consent Decree to resolve certain antitrust concerns of the DOJ raised by the Acquisition. Under the Consent Decree, the Company must use its best efforts to complete the divestiture as expeditiously as possible, but in any event, by June 2, 1997 (unless such date is extended by the DOJ).

       The Acquisition will be accounted for as a purchase combination. Under purchase accounting, the acquisition cost will be allocated to the assets and liabilities of Ralston Resorts based on their relative fair values. The Company has not yet received the results of appraisals nor has it made a final determination of the useful lives of the assets acquired. The Company expects that the final allocation of the purchase cost will be completed no later than January 3, 1998.

       The following unaudited pro forma results of operations of the Company for the three months ended December 31, 1996 and 1995, assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below includes the results of Arapahoe Basin.


                                              THREE                THREE
                                              MONTHS                MONTHS
                                              ENDED                ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                               1996                 1995
                                           ------------          ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Resort revenue..................         $ 64,308              $59,543
     Real estate revenue.............           49,835               28,088
     Total revenues..................          114,143               87,631
     Net income......................            1,583               (1,110)
     Net income per common share.....              .05                 (.04)


       On January 8, 1997, the Company filed a Current Report on Form 8-K describing this transaction.

Stock Split
-----------

       All share and per share amounts in the accompanying consolidated financial statements reflect a 2 for 1 stock split which the Company declared on January 31, 1997.

                              VAIL RESORTS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

5.  SUBSEQUENT EVENTS--(CONTINUED)

Initial Public Offering
-----------------------

       The Company consummated an offering of common stock (the "Offering") on February 7, 1997. The Company sold 5 million shares of common stock in the Offering at a price of $22.00 per share. Net proceeds to the Company after estimated expenses of the Offering totaled $99.4 million. Certain selling shareholders sold an additional 7.1 million shares in the Offering. The Company did not receive any of the proceeds from the sale of those shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the September 30, 1996 Form 10-K and the consolidated financial statements as of December 31, 1996 and September 30, 1996, and for the three month periods ended December 31, 1996 and 1995, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results.


THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31, 1995

  Resort Revenue. Resort Revenue for the three months ended December 31, 1996 was $35.1 million, an increase of $3.0 million, or 9.5%, compared to the three months ended December 31, 1995. The increase was attributable primarily to (i) an 8.4% increase in lift ticket revenue due to an increase in effective ticket price (defined as total lift ticket revenue divided by total skier days) ("ETP") from $29.12 to $32.74, or 12.4%, offset by a 3.3% decrease in skier days, (ii) a 2.9% increase in food service revenue due to an expansion of food service operations and price increases, offset by the decrease in skier days and construction activities which delayed the opening of several facilities on Vail Mountain, (iii) a 17.6% increase in retail and rental revenues attributable to the opening of three new operations and the repositioning of certain of the Company's existing operations, (iv) a 30.5% increase in hospitality revenues due to an increase in the number of units under management and an increase in the occupancy rate of those units as well as an increase in occupancy and average daily room revenue at the Company-owned Pines Lodge and (v) increases in brokerage, commercial leasing, and licensing and sponsorship revenues. The above increases were offset by a 2.8% decrease in ski school revenues as a result of the decrease in skier days and a decrease in the average price per lesson due to promotional activities. The results of operations for the three months ended December 31, 1996 exclude five days of the "Christmas/Holiday" period which ended on January 5, 1997, while the results for the prior year quarter exclude only one day of the "Christmas/Holiday" period which ended on January 1, 1996. The increase in ETP is primarily due to a $4.00 increase in the lead ticket price and an increase in the proportion of skier days falling during peak periods which have a higher ETP. The decline in skier days is partially due to the impact of the shift in the "Christmas/Holiday" period.

  Resort Operating Expenses. Resort Operating Expenses were $24.8 million for the three months ended December 31, 1996, representing an increase of $2.1 million, or 9.2%, as compared to the three months ended December 31, 1995. The increase in Resort Operating Expenses is attributable primarily to (i) increased variable expenses resulting from the increased level of Resort Revenue and (ii) expenses associated with new operations . As a percentage of Resort Revenue, Resort Operating Expenses decreased from 70.8% to 70.6% in the three months ended December 31, 1996.

  Resort Cash Flow. Resort Cash Flow was $10.3 million for the three months ended December 31, 1996, representing an increase of $948,000, or 10.2%, as compared to the three months ended December 31, 1995. The increase in Resort Cash Flow is due primarily to the increased level of Resort Revenue. Resort Cash Flow as a percentage of Resort Revenue increased from 29.2% to 29.4% in the three months ended December 31, 1996. Resort Cash Flow is defined as revenue from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry . Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditure and debt service requirements.

  Real Estate Revenue. Revenue from real estate operations for the three months ended December 31, 1996 was $49.8 million, an increase of $22.0 million, compared to the three months ended December 31, 1995. Revenue for the first quarter of fiscal 1997 consists primarily of the sales of 63 single family homesites in the Bachelor Gulch Village development which totaled $46.6 million. Revenue for the first quarter of fiscal 1996 consisted primarily of the sales of 27 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $27.3 million.

  Real Estate Operating Expenses. Real estate operating expenses for the three months ended December 31, 1996 were $42.6 million, an increase of $19.1 million, compared to the three months ended December 31, 1995. Real estate cost of sales for the first quarter of fiscal 1997 consists primarily of the cost of sales and real estate commissions associated with the sale of 63 single family homesites in the Bachelor Gulch Village development which totaled $39.9 million. Real estate cost of sales for the first quarter of fiscal 1996 consisted primarily of the cost of sales and real estate commissions associated with the sale of 27 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $22.0 million.

  Corporate expense. Corporate expense decreased by $191,000 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The decrease was primarily due to reductions in payroll expense and other office expenses related to the partial closure of the Company's Denver office as of December 31, 1995. Those decreases were offset by salary and stock award expenses of the Company's Chief Executive Officer and Chief Financial Officer, who joined the Company on July 29, 1996 and October 28, 1996, respectively.

  Depreciation and Amortization. Depreciation and amortization expense increased by $294,000 for the three months ended December 31, 1996, primarily due to capital expenditures made in fiscal 1995.

  Interest expense. During the three months ended December 31, 1996 and the three months ended December 31, 1995, the Company recorded interest expense of $3.3 million and $6.3 million, respectively, which relates primarily to the Company's Senior Subordinated Notes, Industrial Development Bonds, and Credit Facilities. The decrease in interest expense from the three months ended December 31, 1995 to the three months ended December 31, 1996, is attributable to the redemptions of $30 million and $24.5 million in principal amount of Senior Subordinated Notes on December 11, 1995 and February 2, 1996, respectively.


PRO FORMA RESULTS OF OPERATIONS--THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31, 1995

  The following unaudited pro forma results of operations of the Company for the three months ended December 31, 1996 and 1995 assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below includes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.

       Resort Revenue. Pro forma Resort Revenue for the three months ended December 31, 1996 was $64.3 million, an increase of $4.8 million, or 8.0%, compared to the three months ended December 31, 1995. Revenue by category is as follows:


                                              THREE             THREE
                                              MONTHS            MONTHS
                                              ENDED             ENDED
                                            DECEMBER 31,      DECEMBER 31,
                                               1996              1995
                                            ------------      ------------
                                                    (IN THOUSANDS)
     Lift tickets...................          $ 31,349          $ 29,430
     Ski school.....................             8,324             8,400
     Food service...................             7,575             7,546
     Retail/rental..................             4,221             3,366
     Hospitality....................             6,463             5,834
     Other..........................             6,376             4,967
                                             ---------         ---------
     Total revenue..................          $ 64,308          $ 59,543
                                             =========         =========


       The results of operations for the three months ended December 31, 1996 exclude five days of the "Christmas/Holiday" period which ended on January 5, 1997, while the results for the prior year quarter exclude only one day of the "Christmas/Holiday" period which ended on January 1, 1996. Lift ticket revenue increased due to an increase in ETP from $25.41 to $26.72, or 5.1% and a 1.3% increase in skier days. ETP increased due to ticket price increases at all resorts offset by higher season pass usage and a higher proportion of Front Range discounts at Keystone and Breckenridge mountains. The increase in skier days was due promarily to an increase in snowboarders at Keystone Mountain as the 1996-97 ski season represents the first time that snowboarding has been permitted on Keystone Mountain, offset in part by the impact of the shift in the "Christmas/Holiday" period. Ski school revenue decreased 0.9% due to modest growth in skier days offset by a decrease in the average price per lesson due to increased promotional activities. Food service revenue increased 0.4% as a result of increases at Vail and Beaver Creek mountains due to price increases and expanded operations offset by decreases in off-mountain food service operations at Keystone Resort due to a reduction in room nights at the Company's lodges and managed properties. Retail and rental revenues increased 25.4% due to the opening of nine new operations and the repositioning of existing operations to take advantage of current trends such as snowboarding, as well as greater product diversity throughout the Company's retail operations. Hospitality revenue increased 10.8% primarily due to increases in property management revenue at Beaver Creek Resort attributable to an increase in the number of units under management and the occupancy rates of those units offset by lower occupancy rates at Company owned and managed lodging facilities at Keystone Resort.

       Resort Operating Expenses. Resort Operating Expenses were $51.1 million for the three months ended December 31, 1996, compared to $45.8 million for the three months ended December 31, 1995. The increase in Resort Operating Expenses is attributable to (i) increased variable expenses resulting from the increased level of Resort Revenue, (ii) expenses associated with new operations and (iii) anticipated higher operating expenses at Keystone, Breckenridge and Arapahoe Basin mountain resorts due to early season staffing and wage increases for certain hourly positions. As a percentage of Resort Revenue, Resort Operating Expenses increased from 77.0% to 79.5% in the three months ended December 31, 1996.

       Resort Cash Flow. Resort Cash Flow was $13.2 million for the three months ended December 31, 1996, compared to $13.7 million for the three months ended December 31, 1995. Resort Cash Flow as a percentage of Resort Revenue decreased from 23.0% to 20.5% in the three months ended December 31, 1996. The decrease in Resort Cash Flow was primarily due to an increase in Resort Cash Flow at Vail and Beaver Creek mountain resorts offset by a decrease at Keystone, Breckenridge and Arapahoe Basin mountain resorts. The decrease in Resort Cash Flow at Keystone, Breckenridge and Arapahoe Basin mountain resorts was attributable to higher operating expenses as described above.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically provided funds for debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

       Resort capital expenditures for the three months ended December 31, 1996 were $12.2 million. Investments in real estate for that period were $17.0 million, which included $4.0 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) the new Lionshead gondola, (ii) the Eagles Nest Adventure Ridge facility and (iii) the allocated cost of the new retail, restaurant and skier service facilities in the renovated Golden Peak base facility. The primary projects included in investments in real estate were (i) the renovation of the Golden Peak base facility, including a new high speed quad chairlift, (ii) infrastructure related to Bachelor Gulch Village, including a new high speed quad chairlift and related snowmaking equipment, (iii) preliminary construction costs associated with Beaver Creek Village Center, (iv) infrastructure related to Arrowhead Village and (v) infrastructure related to the Strawberry Park development at Beaver Creek Resort.

       The Company estimates that it will make resort capital expenditures totaling approximately $52 million during the remainder of fiscal 1997. The primary projects are anticipated to include (i) trail and infrastructure improvements, including lift upgrades, at Breckenridge and Keystone mountains,
(ii) expansion of snowmaking at Beaver Creek and Breckenridge mountains, (iii) upgrades to lodging properties at Keystone Resort, (iv) the purchase of and improvements to retail space at Beaver Creek Resort, (v) upgrades to and the expansion of food service operations at Beaver Creek Resort, (vi) upgrades to technology and guest service systems and (vii) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate during the remainder of fiscal 1997 are expected to total approximately $65 million. The primary projects are anticipated to include (i) infrastructure related to Bachelor Gulch Village and Arrowhead Village, (ii) completion of the Beaver Creek Village retail and parking facilities and (iii) investments in a joint venture to develop property located at the base of Keystone Mountain. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1997 with borrowings under its New Credit Facilities.

       On January 3, 1997, the Company acquired 100% of the stock of Ralston Resorts, Inc. ("Ralston Resorts"), a wholly-owned subsidiary of Ralston Foods, Inc. ("Foods"), which owns and operates the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado. In connection with the Acquisition, the Company assumed $25.3 million and refinanced $139.7 million of indebtedness of Ralston Resorts, and issued 7,554,406 shares of Common Stock to Foods. The number of shares issued to Foods may be increased as a result of certain post-closing adjustments which are not expected to be material. Pursuant to a Consent Decree with the United States Department of Justice (the "DOJ"), the Company is required to divest the Arapahoe Basin mountain resort. Under the Consent Decree, the Company must use its best efforts to complete the divestiture as expeditiously as possible, but in any event, by June 2, 1997 (unless such date is extended by the DOJ).

       At September 30, 1996, the Company had $44.0 million in outstanding borrowings under its Credit Facilities. During the three months ended December 31, 1996, the Company borrowed $26.0 million and repaid $45.6 million resulting in an outstanding balance of $24.4 million at December 31, 1996. On January 3, 1997, in connection with the closing of the Acquisition, all amounts outstanding under the Company's credit facilities were repaid with proceeds from the New Credit Facilities. The New Credit Facilities provide for debt financing up to an aggregate principal amount of $340 million and consist of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and
(iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities"). The Term Loan Facilities were used to refinance $139.7 million of the $165 million of debt assumed in the Acquisition and the balance of the Term Loan Facilities was used to repay borrowings under the Company's former credit facilities. The Revolving Credit Facility matures on April 15, 2003. The minimum amortization under the Term Loan Facilities is $11.5 million, $14.0 million, $19.0 million, $21.5 million, $26.5 million, $31.5 million and $41.0 million during the fiscal years ending September 30, 1998, 1999, 2000, 2001, 2002, 2003 and 2004, respectively. The Company is also required to make mandatory amortization payments under the Term Loan Facilities with excess cash flow (as defined in the Credit Agreement), proceeds from asset sales, and proceeds from certain equity and debt offerings.

       The New Credit Facilities require that no more than $125.0 million in the aggregate be outstanding under the Revolving Credit Facility for a period of 30 consecutive days during each fiscal year, such period to include April 15. The proceeds of loans made under the Revolving Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

       The Company consummated an offering of common stock (the "Offering") on February 7, 1997. The Company sold 5 million shares of common stock in the Offering at a price of $22.00 per share. Net proceeds to the Company after estimated expenses of the Offering totaled $99.4 million. The Company has used $68.6 million of the proceeds to defease all of the Senior Subordinated Notes, including a contractual early redemption premium of 4% and accrued interest up to the redemption date of March 10, 1997. The Company intends to use the remainder of the proceeds for general corporate purposes. The Company is not required to use any of the proceeds from the Offering to make payments under the Term Loan Facilities.

       On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds from real estate contracts outstanding at September 30, 1996 (totaling $106.9 million) to make such payments. As of February 14, 1997, the Company has received gross proceeds under the applicable contracts totaling $48.7 million and expects to make payments under the Rights of approximately $42.2 million on February 19, 1997. Remaining payments under the Rights are expected to be made during the remainder of 1997.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

  A wholly-owned subsidiary of the Company was recently served with a third party summons and complaint in a civil action captioned Board of Commissioners,
                                                        -----------------------
County of Eagle, State of Colorado v. Fixed Base Operators, Inc. v. Eagle County
--------------------------------------------------------------------------------
Air Terminal Corporation, The Vail Corporation and John Does 1 through 100. The
---------------------------------------------------------------------------
case has been pending in the District Court of Eagle County, Colorado since April 1, 1996. Such action involves a dispute between the Board of Commissioners of Eagle County, Colorado and the owner/operator of one of the terminals located at the Vail/Eagle Airport ("FBO"). The Company's subsidiary is a party to a Standby Bond Purchase Agreement which could obligate the subsidiary to purchase $10.1 million of Eagle County Air Terminal Corporation Terminal Project Revenue Bonds (the "Revenue Bonds") if the lawsuit causes a default in, or the bond indenture trustee to transfer certain funds for, payment of the Revenue Bonds. The proceeds of the Revenue Bonds were used to build a new commercial air terminal at the Vail/Eagle Airport which is operated by the Board of Commissioners of Eagle County, Colorado and which FBO claims is illegally competitive. FBO seeks damages and specific injunctive relief. The Company believes that the ultimate outcome of the litigation will not have a material adverse effect on the financial position or operations of the Company. (See Note 4 to the Company's consolidated financial statements.)


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

                                                                                                                  Sequentially
Exhibit                                                                                                             Numbered
Number                                                  Description                                                   Page
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

2.2                          First Amendment to the  Stock Purchase Agreement among Vail Resorts, Inc., Ralston
                             Foods, Inc., and Ralston Resorts, Inc. dated December 20, 1996. (Incorporated by reference to Exhibit 2.2 of the report on Form 8-K of Vail Resorts, Inc. dated
                             January 8, 1997.)

2.3                          Second Amendment to the Stock Purchase Agreement among Vail Resorts, Inc., Ralston
                             Foods, Inc., and Ralston Resorts, Inc. dated December 31, 1996.  (Incorporated by reference to Exhibit 2.3 of the report on Form 8-K of Vail Resorts, Inc. dated
                             January 8, 1997.)

3.1                          Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-2 of Vail Resorts, Inc.
                             (Registration No. 333-5341)).

3.2                          Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 of the
                             Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

10.1                         Employment Agreement dated October 1, 1996 between the Company and Andrew P. Daly.
                             (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form
                             S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

10.2                         Credit Agreement dated as of January 3, 1997 among the Vail Corporation, the lenders referred to therein and NationsBank of Texas, N.A., as agent. (Incorporated by reference to Exhibit 10.10(p) of the Registration Statement on Form S-2 of Vail
                             Resorts, Inc. (Registration No. 333-5341)).

10.3                         Second Amendment dated as of December 30, 1996 to Pledge Agreement dated as of
                             November 23, 1993 among The Vail Corporation, Vail Associates, Inc., Beaver Creek
                             Associates, Inc., Vail Associates Real Estate Group, Inc., Vail Associates Real Inc.,
                             as obligors and NationsBank of Texas, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.10(r) of the Registration Statement on Form S-2 of Vail
                             Resorts, Inc. (Registration No. 333-5341)).

10.4                         Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc. and Apollo Ski
                             Partners, L.P. dated January 3, 1997. (Incorporated by reference to Exhibit 2.4 of the  report on Form 8-K of Vail Resorts, Inc. dated January 8, 1997.)

10.5                         1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.21 of the Registration
                             Statement on Form S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

                                                                                                                  Sequentially
Exhibit                                                                                                             Numbered
Number                                                  Description                                                   Page
-------                                                 -----------                                               ------------
10.6                         Agreement dated October 11, 1996 between Vail Resorts, Inc. and George N.
                             Gillett Jr. (Incorporated by reference to Exhibit 10.22 of the Registration
                             Statement on Form S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

(b) A report on Form 8-K was filed on January 8, 1997 related to the Company's acquisition of 100% of the capital stock of Ralston Resorts, Inc. on January 3, 1997. (See Note 5 to the accompanying consolidated financial statements.)


                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 14, 1997.




                                      VAIL RESORTS, INC.


                                      By    /s/ JAMES P. DONOHUE
                                         -----------------------------------
                                                James P. Donohue
                                            Senior Vice President and Chief
                                                Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 14, 1997.

      SIGNATURE                            TITLE
      ---------                            -----

/s/   JAMES P. DONOHUE
-------------------------
      James P. Donohue         Senior Vice President and Chief Financial Officer