Form 10-Q
period 1997-03-31
VAIL RESORTS INC
filed 1997-05-16
CIK 812011

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _______________


                                   FORM 10-Q
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR


      [_] TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ___________________________ TO _____________

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

                                _______________

   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

                                      NONE

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----     ----

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

          As of May 15, 1997, 33,405,649 shares of common stock were issued and outstanding, of which 11,683,744 shares were Class A Common Stock and 21,721,905 shares were Common Stock.

===============================================================================

                               TABLE OF CONTENTS

                                     PART I


Item 1.    Financial Statements............................... F-1
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................   2

                                    PART II

Item 1.    Legal Proceedings..................................   9
Item 2.    Changes in Securities..............................   9
Item 3.    Defaults Upon Senior Securities....................   9
Item 4.    Submission of Matters to a Vote of Security-Holders   9
Item 5.    Other Information..................................   9
Item 6.    Exhibits and Reports on Form 8-K...................  10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the September 30, 1996 Form 10-K and the consolidated financial statements as of March 31, 1997 and September 30, 1996, and for the six and three month periods ended March 31, 1997 and 1996, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results. This analysis excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.


SIX MONTHS ENDED MARCH 31, 1997 VERSUS SIX MONTHS ENDED MARCH 31, 1996

          Resort Revenue. Resort Revenue for the six months ended March 31, 1997 was $208.2 million, an increase of $90.1 million, or 76.3%, compared to the six months ended March 31, 1996. The increase was attributable primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($76.0 million) and (ii) increases in Vail/Beaver Creek lift ticket, ski school, food service, retail and rental, hospitality and other revenues.

          Resort Operating Expenses. Resort Operating Expenses were $104.0 million for the six months ended March 31, 1997, representing an increase of $42.8 million, or 70.0%, as compared to the six months ended March 31, 1996.
The increase in Resort Operating Expenses is attributable primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($32.9 million), (ii) increased variable expenses resulting from the increased level of Vail/Beaver Creek Resort Revenue, and (iii) expenses associated with new Vail/Beaver Creek food service and retail/rental operations.

          Resort Cash Flow. Resort Cash Flow was $104.2 million for the six months ended March 31, 1997, representing an increase of $47.3 million, or 83.1%, as compared to the six months ended March 31, 1996. The increase in Resort Cash Flow is due primarily to the inclusion of the results of Ralston Resorts from January 4, 1997 ($43.1 million) and the increased level of Vail/Beaver Creek Resort Revenue, offset by increased expenses related to new operations as described above. Resort Cash Flow is defined as revenue from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry . Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditure and debt service requirements.

          Real Estate Revenue. Revenue from real estate operations for the six months ended March 31, 1997 was $52.0 million, an increase of $19.0 million, compared to the six months ended March 31, 1996. Revenue for the first half of fiscal 1997 consists primarily of the sales of 63 single family homesites in the Bachelor Gulch Village development which totaled $46.6 million. Revenue for the first half of fiscal 1996 consisted primarily of the sales of 27 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $27.3 million.

          Real Estate Operating Expenses. Real estate operating expenses for the six months ended March 31, 1997 were $46.2 million, an increase of $19.0 million, compared to the six months ended March 31, 1996. Real estate cost of sales for the first half of fiscal 1997 consists primarily of the cost of sales and real estate commissions associated with the sale of 63 single family homesites in the Bachelor Gulch Village development which totaled $39.9 million. Real estate cost of sales for the first half of fiscal 1996 consisted primarily of the cost of sales and real estate commissions associated with the sale of 27 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $22.0 million.

          Corporate expense. Corporate expense increased by $374,000 for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. For periods prior to fiscal 1997, corporate expense included the costs associated with the Company's holding company structure and overseeing multiple lines of business, including the discontinued operations. In fiscal 1997, corporate expense includes certain personnel, tax, legal, directors' and officers' insurance and other consulting fees relating solely to the Company's resort and real estate operations.

          Depreciation and Amortization. Depreciation and amortization expense increased by $5.7 million for the six months ended March 31, 1997, primarily due to the inclusion of the results of Ralston Resorts from January 4, 1997($4.7 million ) and Vail/Beaver Creek capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

          Interest expense. During the six months ended March 31, 1997 and the six months ended March 31, 1996, the Company recorded interest expense of $11.2 million and $10.5 million, respectively, which relates primarily to the Senior Subordinated Notes, Industrial Development Bonds and Credit Facilities. The increase in interest expense from the six months ended March 31, 1996 to the six months ended March 31, 1997, is attributable to the interest incurred on the $165 million in debt assumed in the acquisition of Ralston Resorts and the contractual redemption premium incurred in the early redemption of the Senior Subordinated Notes, partially offset by redemptions of $30 million and $24.5 million in principal amount of Senior Subordinated Notes on December 11, 1995 and February 2, 1996, respectively.


THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

          Resort Revenue. Resort Revenue for the three months ended March 31, 1997 was $173.1 million, an increase of $87.1 million, or 101.3%, compared to the three months ended March 31, 1996. The increase was attributable primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($76.0 million) and (ii) increases in Vail/Beaver Creek lift ticket, ski school, food service, retail and rental, hospitality and other revenues.

          Resort Operating Expenses. Resort Operating Expenses were $79.3 million for the three months ended March 31, 1997, representing an increase of $40.8 million, or 106.0%, as compared to the three months ended March 31, 1996. The increase in Resort Operating Expenses is attributable primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($32.9 million), (ii) increased variable expenses resulting from the increased level of Vail/Beaver Creek Resort Revenue and (iii) expenses associated with new food service and retail/rental operations.

          Resort Cash Flow. Resort Cash Flow was $93.8 million for the three months ended March 31, 1997, representing an increase of $46.2 million, or 97.3%, as compared to the three months ended March 31, 1996. The increase in Resort Cash Flow is due primarily to the inclusion of the results of Ralston Resorts from January 4, 1997 ($43.1 million) and the increased level of Vail/Beaver Creek Resort Revenue, offset by increased expenses related to new operations as described above.

          Real Estate Revenue. Revenue from real estate operations for the three months ended March 31, 1997 was $2.2 million, a decrease of $3.0 million, compared to the three months ended March 31, 1996.

          Real Estate Operating Expenses. Real estate operating expenses for the three months ended March 31, 1997 were $3.6 million, a decrease of $96,000, compared to the three months ended March 31, 1996.

          Corporate expense. Corporate expense increased by $462,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

          Depreciation and Amortization. Depreciation and amortization expense increased by $5.4 million for the three months ended March 31, 1997, primarily due to the inclusion of the results of Ralston Resorts from January 4, 1997($4.7 million) and Vail/Beaver Creek capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

          Interest expense. During the three months ended March 31, 1997 and the three months ended March 31, 1996, the Company recorded interest expense of $7.9 million and $4.2 million, respectively, which relates primarily to the Senior Subordinated Notes, Industrial Development Bonds and Credit Facilities. The increase in interest expense from the three months ended March 31, 1996 to the three months ended March 31, 1997, is attributable to the interest incurred on the $165 million in debt assumed in the acquisition of Ralston Resorts and the contractual redemption premium incurred upon the early redemption of the Senior Subordinated Notes.


PRO FORMA RESULTS OF OPERATIONS--SIX MONTHS ENDED MARCH 31, 1997 VERSUS SIX MONTHS ENDED MARCH 31, 1996

          The following unaudited pro forma results of operations of the Company for the six months ended March 31, 1997 and 1996 assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.

          Resort Revenue.   Pro forma Resort Revenue for the six months ended
March 31, 1997 was $239.8 million, an increase of $23.1 million, or 10.7%, compared to the six months ended March 31, 1996. Revenue by category is as follows:
                                        SIX          SIX
                                      MONTHS       MONTHS
                                       ENDED        ENDED
                                      MARCH 31,    MARCH 31,
                                        1997         1996
                                      --------     --------
                                         (IN THOUSANDS)
              Lift tickets........... $125,306     $115,418
              Ski school.............   32,473       30,097
              Food service...........   31,525       27,893
              Retail/rental..........   14,830       11,447
              Hospitality............   22,291       20,940
              Other..................   13,331       10,812
                                      --------     --------

              Total revenue.......... $239,755     $216,607
                                      ========     ========


          Lift ticket revenue increased due to an increase in ETP from $27.85 to $28.67, or 3.0% and a 5.4% increase in skier days. The increase in ETP is primarily due to increases in the lead ticket prices at each resort, offset by an increase in the proportion of Front Range skier days which have a lower ETP. The increase in skier days was due primarily to (i) an increase in snowboarders at Keystone Mountain as the 1996-97 ski season represents the first time that snowboarding has been permitted on Keystone Mountain and (ii) increases at Beaver Creek Mountain due to the 30% terrain expansion with the opening of Bachelor Gulch. Ski school revenue increased 7.9% due primarily to increases in the number of snowboarding lessons and children's lessons sold. Food service revenue increased 13.0% primarily as a result of increases at Vail and Beaver Creek mountains due to the opening of six new operations and expansions of existing operations, and price increases. Retail and rental revenues increased 29.6% due to the opening of nine new operations and the repositioning of existing operations to take advantage of current trends such as snowboarding, as well as greater product diversity throughout the Company's retail operations. Hospitality revenue increased 6.5% primarily due to (i) increases in property management revenue at Beaver Creek Resort attributable to increases in the number of units under management and the average daily revenue per unit and (ii) increases in lodging revenue at Company owned and managed lodging facilities at Beaver Creek Resort and Keystone Resort attributable to price increases and higher occupancy rates.

          Resort Operating Expenses. Resort Operating Expenses were $131.2 million for the six months ended March 31, 1997, compared to $116.3 million for the six months ended March 31, 1996. The increase in Resort Operating Expenses is attributable to (i) increased variable expenses resulting from the increased level of Resort Revenue, (ii) expenses associated with new food service and retail/rental operations and (iii) increases in the operating expenses of Ralston Resorts. As a percentage of Resort Revenue, Resort Operating Expenses increased from 53.7% to 54.7% in the six months ended March 31, 1997.

          Resort Cash Flow. Resort Cash Flow was $108.6 million for the six months ended March 31, 1997, compared to $100.3 million for the six months ended March 31, 1996. Resort Cash Flow as a percentage of Resort Revenue decreased from 46.3% to 45.3% in the six months ended March 31, 1997. The increase in Resort Cash Flow is due primarily to the increased level of Resort Revenue, offset by increased expenses related to new operations and increases in Ralston Resorts' operating expenses as described above.


PRO FORMA RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

          The following unaudited pro forma results of operations of the Company for the three months ended March 31, 1997 and 1996 assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.


          Resort Revenue.   Pro forma Resort Revenue for the three months ended
March 31, 1997 was $176.8 million, an increase of $18.3 million, or 11.6%, compared to the three months ended March 31, 1996. Revenue by category is as follows:
                                            THREE                     THREE
                                            MONTHS                    MONTHS
                                             ENDED                     ENDED
                                           MARCH 31,                  MARCH 31,
                                             1997                       1996
                                           --------                   --------
                                                      (IN THOUSANDS)
              Lift tickets................  $94,492                  $ 86,659
              Ski school..................   24,169                    21,729
              Food service................   24,047                    20,482
              Retail/rental...............   10,684                     7,966
              Hospitality.................   15,828                    15,107
              Other.......................    7,532                     6,590
                                           --------                  --------
              Total revenue...............  176,753                  $158,533
                                           ========                  ========



          Lift ticket revenue increased 9.0% due to an increase in ETP from $28.63 to $29.29, or 2.3% and a 6.6% increase in skier days. The increase in ETP is primarily due to increases in the lead ticket prices at each resort, offset by an increase in the proportion of Front Range skier days which have a lower ETP. The increase in skier days was due primarily to (i) an increase in snowboarders at Keystone Mountain as the 1996-97 ski season represents the first time that snowboarding has been permitted on Keystone Mountain and (ii) increases at Beaver Creek Mountain due to the 30% terrain expansion with the opening of Bachelor Gulch. Ski school revenue increased 11.2% due primarily to increases in the number of snowboarding lessons and children's lessons sold. Food service revenue increased 17.4% primarily as a result of increases at Vail and Beaver Creek mountains due to the opening of six new operations and expansions of existing operations, and price increases. Retail and rental revenues increased 34.1% due to the opening of nine new operations and the repositioning of existing operations to take advantage of current trends such as snowboarding, as well as greater product diversity throughout the Company's retail operations. Hospitality revenue increased 4.8% primarily due to (i) increases in property management revenue at Beaver Creek Resort attributable to increases in the number of units under management and the average daily revenue per unit and (ii) increases in lodging revenue at Company owned and managed lodging facilities at Beaver Creek Resort and Keystone Resort attributable primarily to price increases.

          Resort Operating Expenses. Resort Operating Expenses were $81.3 million for the three months ended March 31, 1997, compared to $71.6 million for the three months ended March 31, 1996. The increase in Resort Operating Expenses is attributable to (i) increased variable expenses resulting from the increased level of Resort Revenue, (ii) expenses associated with new food service and retail/rental operations and (iii) increases in the operating expenses of Ralston Resorts. As a percentage of Resort Revenue, Resort Operating Expenses increased from 45.1% to 46.0% in the three months ended March 31, 1997.

          Resort Cash Flow. Resort Cash Flow was $95.5 million for the three months ended March 31, 1997, compared to $87.0 million for the three months ended March 31, 1996. Resort Cash Flow as a percentage of Resort Revenue decreased from 54.9% to 54.0% in the three months ended March 31, 1997. The increase in Resort Cash Flow is due primarily to the increased level of Resort Revenue, offset by increased expenses related to new operations as described above.


LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically provided funds for debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

          Resort capital expenditures for the six months ended March 31, 1997 were $24.8 million. Investments in real estate for that period were $27.1 million, which included $4.5 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) the new Lionshead gondola, (ii) the Eagles Nest Adventure Ridge facility and (iii) the allocated cost of the new retail, restaurant and skier service facilities in the renovated Golden Peak base facility. The primary projects included in investments in real estate were (i) the renovation of the Golden Peak base facility, including a new high speed quad chairlift, (ii) infrastructure related to Bachelor Gulch Village, including a new high speed quad chairlift and related snowmaking equipment, (iii) preliminary construction costs associated with Beaver Creek Village Center, (iv) infrastructure related to Arrowhead Village and (v) infrastructure related to the Strawberry Park development at Beaver Creek Resort.

          The Company estimates that it will make resort capital expenditures totaling approximately $43.9 million during the remainder of fiscal 1997. The primary projects are anticipated to include (i) trail and infrastructure improvements, including lift upgrades, at Breckenridge and Keystone mountains,
(ii) expansion of snowmaking at Beaver Creek and Breckenridge mountains, (iii) upgrades to lodging properties at Keystone Resort, (iv) the purchase of and improvements to retail space at Beaver Creek Resort, (v) upgrades to and the expansion of food service operations at Beaver Creek Resort, (vi) upgrades to technology and guest service systems and (vii) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate during the remainder of fiscal 1997 are expected to total approximately $38.6 million. The primary projects are anticipated to include (i) infrastructure related to Bachelor Gulch Village and Arrowhead Village, (ii) completion of the Beaver Creek Village retail and parking facilities and (iii) investments in a joint venture to develop property located at the base of Keystone Mountain. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1997 with borrowings under its New Credit Facilities.

          On May 13, 1997, the Company acquired 20,000 square feet of retail space at Beaver Creek Resort for the total purchase price of $7 million which consisted of $2.3 million in common stock, $2.3 million in developable land in Arrowhead Village and $2.4 million in cash.

          On January 3, 1997, the Company acquired 100% of the stock of Ralston Resorts the owner and operator of the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado. In connection with the Acquisition, the Company assumed $25.3 million and refinanced $139.7 million of indebtedness of Ralston Resorts, and issued 7,554,406 shares of Common Stock to Foods. Pursuant to a Consent Decree with the DOJ, the Company is required to divest the Arapahoe Basin mountain resort. Under the Consent Decree, the Company must use its best efforts to complete the divestiture as expeditiously as possible, but in any event, by June 2, 1997 (unless such date is extended by the DOJ).

          At September 30, 1996, the Company had $44.0 million in outstanding borrowings under its Credit Facilities. Through January 3, 1997, the Company borrowed $26.0 million under its former revolving credit facilities. On January 3, 1997, in connection with the closing of the Acquisition, all amounts outstanding under the Company's former credit facilities were repaid with proceeds from the Company's New Credit Facilities. The New Credit Facilities provide for debt financing up to an aggregate principal amount of $340 million and consist of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities"). The Term Loan Facilities were used to refinance $139.7 million of the $165 million of debt assumed in the Acquisition and the balance of the Term Loan Facilities was used to repay borrowings under the Company's former credit facilities. The Revolving Credit Facility matures on April 15, 2003. The minimum amortization under the Term Loan Facilities is $11.5 million, $14.0 million, $19.0 million, $21.5 million, $26.5 million, $31.5 million and $41.0 million during the fiscal years ending September 30, 1998, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.
The Company is also required to make mandatory amortization payments under the Term Loan Facilities with excess cash flow (as defined in the Credit Agreement), proceeds from asset sales, and proceeds from certain equity and debt offerings. During the six months ended March 31, 1997, the Company repaid revolving credit facility borrowings totaling $46.7 million.

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

          The Company consummated the Offering on February 7, 1997. The Company sold 5 million shares of common stock in the Offering at a price of $22.00 per share. Net proceeds to the Company after estimated expenses of the Offering totaled $98.2 million. The Company used $68.6 million of the proceeds to redeem all of the Senior Subordinated Notes, including a contractual early redemption premium of 4% and accrued interest up to the redemption date of March 10, 1997. The Company intends to use the remainder of the proceeds for general corporate purposes. The Company is not required to use any of the proceeds from the Offering to make payments under the Term Loan Facilities.

          On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds from real estate contracts outstanding at September 30, 1996 (totaling $106.9 million) to make such payments. As of March 31, 1997, the Company has received gross proceeds under the applicable contracts totaling $48.7 million and has made payments under the Rights of $42.2 million. Remaining payments under the Rights are expected to be made during the remainder of 1997.


RECENT DEVELOPMENTS

          The Company has reviewed the organizational structure of its merged operations and is in the process of implementing a plan of reorganization. The Company will record a related restructuring charge of approximately $2.2 million in the third quarter of fiscal 1997. The charge is intended to cover severance payments for administrative staff reductions as well as other identified expenses associated with consolidation opportunities. The Company expects the savings from the reorganization to result in ongoing annual operating expense reductions in excess of $2.5 million.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

        A wholly-owned subsidiary of the Company was recently served with a third party summons and complaint in a civil action captioned Board of
                                                              --------
Commissioners, County of Eagle, State of Colorado v. Fixed Base Operators, Inc.
-------------------------------------------------------------------------------
v. Eagle County Air Terminal Corporation, The Vail Corporation and John Does 1
------------------------------------------------------------------------------
through 100. The case has been pending in the District Court of Eagle County,
------------
Colorado since April 1, 1996. Such action involves a dispute between the Board of Commissioners of Eagle County, Colorado and the owner/operator of one of the terminals located at the Vail/Eagle Airport ("FBO"). The Company's subsidiary is a party to a Standby Bond Purchase Agreement which could obligate the subsidiary to purchase $10.1 million of Eagle County Air Terminal Corporation Terminal Project Revenue Bonds (the "Revenue Bonds") if the lawsuit causes a default in, or the bond indenture trustee to transfer certain funds for, payment of the Revenue Bonds. The proceeds of the Revenue Bonds were used to build a new commercial air terminal at the Vail/Eagle Airport which is operated by the Board of Commissioners of Eagle County, Colorado and which FBO claims is illegally competitive. FBO seeks damages and specific injunctive relief. The Company believes that the ultimate outcome of the litigation will not have a material adverse effect on the financial position or operations of the Company. (See Note 4 to the Company's consolidated financial statements.)


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

Exhibit                                                                            Numbered
Number                           Description                                         Page
------                           -----------                                     ------------
 2.1      Stock Purchase Agreement Among Vail Resorts, Inc., Ralston Foods,
          Inc., and Ralston Resorts, Inc. dated July 22, 1996. (Incorporated by reference to Exhibit 2.1 of the report on Form 8-K of Vail Resorts,
          Inc. dated July 23, 1996.)

 2.2      First Amendment to the Stock Purchase Agreement among Vail Resorts,
          Inc., Ralston Foods, Inc., and Ralston Resorts, Inc. dated December
          20, 1996. report on Form 8-K of Vail Resorts, Inc. dated (Incorporated by reference to Exhibit 2.2 of the January 8, 1997.)

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

10.1      Credit Agreement dated as of January 3, 1997 among the Vail
          Corporation, the lenders referred to therein and NationsBank of Texas, N.A., as agent. (Incorporated by reference to Exhibit 10.10(p) of the Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration
          No. 333-5341)).

10.2      Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc.
          and Apollo Ski Partners, L.P. dated January 3, 1997. (Incorporated by reference to Exhibit 2.4 of the report on Form 8-K of Vail Resorts, Inc. dated January 8, 1997.)

(b) A report on Form 8-K was filed on January 8, 1997 related to the Company's acquisition of 100% of the capital stock of Ralston Resorts, Inc. on January
    3, 1997. (See Note 5 to the accompanying consolidated financial statements.)

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MAY 15, 1997.


                                              VAIL RESORTS, INC.


                                          By  /s/ JAMES P. DONOHUE
                                              ---------------------------
                                                    James P. Donohue
                                                 Senior Vice President
                                              and Chief Financial Officer

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MAY 15, 1997.

               SIGNATURE                              TITLE
               ---------                              -----

     /s/   JAMES P. DONOHUE
     -------------------------------
           James P. Donohue             Senior Vice President and Chief
                                        Financial Officer

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1997 and September 30, 1996...................  F-2
Consolidated Statements of Operations for the Six Months Ended March 31, 1997 and 1996....  F-3
Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996..  F-4
Consolidated Statements of Cash Flows for the Six Months Ended March 31, 1997 and 1996....  F-5
Notes to Consolidated Financial Statements................................................  F-6

                               VAIL RESORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              MARCH 31,   SEPTEMBER 30,
                                                1997          1996
                                             -----------  -------------
                                             (UNAUDITED)
ASSETS
Current assets:
           Cash and cash equivalents.......    $ 57,978        $ 12,712
           Receivables.....................      29,993           5,741
           Inventories.....................       9,202           4,639
           Deferred income taxes...........      22,709          17,200
           Other current assets............       3,519           5,490
                                               --------        --------
Total current assets.......................     123,401          45,782

Property, plant, and equipment, net........     340,916         192,669
Real estate held for sale..................     145,843          88,665
Deferred charges and other assets..........       9,993          10,440
Intangible assets..........................     236,901          85,056
                                               --------        --------
Total assets...............................    $857,054        $422,612
                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and accrued
            expenses.......................    $ 78,240        $ 48,096
           Income taxes payable............         325             325
           Rights payable to stockholders..       5,603          50,513
           Long-term debt due within one
            year (Note 3)..................         337              63
                                               --------        --------
Total current liabilities..................      84,505          98,997

Long-term debt (Note 3)....................     228,031         144,687
Other long-term liabilities................      27,670          15,521
Deferred income taxes......................      83,955          39,500
Commitments and contingencies (Note 4)
Stockholders' equity:
           Common stock-
            Class A Common Stock, $.01 par
             value, 20,000,000 shares
             authorized, 11,683,744 and
             12,426,226 shares issued and
             outstanding as of March 31,
             1997 and September 30, 1996,
             respectively..................         117             124
            Common Stock, $.01 par value,
             80,000,000 shares authorized,
             21,615,144 and 7,573,774
             shares issued and outstanding as
             of March 31, 1997 and September
             30, 1996, respectively........         140              76
           Additional paid-in capital......     383,106         123,707
           Retained earnings...............      49,530              --
                                               --------        --------
Total stockholders' equity.................     432,893         123,907
                                               --------        --------
Total liabilities and stockholders' equity.    $857,054        $422,612
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

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          SIX            SIX
                                                         MONTHS         MONTHS
                                                         ENDED          ENDED
                                                        MARCH 31,      MARCH 31,
                                                          1997           1996
                                                      -----------   ------------

Net revenues:
           Resort...................................  $   208,167   $   118,066
           Real estate..............................       52,011        33,036
                                                      -----------   -----------
Total net revenues..................................      260,178       151,102
Operating expenses:
           Resort...................................      103,982        61,145
           Real estate..............................       46,240        27,204
           Corporate expense........................        2,080         1,706
           Depreciation and amortization............       14,803         9,108
                                                      -----------   -----------

Total operating expenses............................      167,105        99,163
                                                      -----------   -----------

Income from operations..............................       93,073        51,939
Other income (expense):
           Investment income........................          637           855
           Interest expense.........................      (11,162)      (10,548)
           Gain (loss) on disposal of fixed assets..          (35)            9
           Other....................................         (150)         (298)
                                                      -----------   -----------

Income before income taxes..........................       82,363        41,957

Provision for income taxes (Note 2).................      (32,833)      (17,622)
                                                      -----------   -----------

Net income..........................................  $    49,530   $    24,335
                                                      ===========   ===========

Net income per common share (Note 2):
              Net income............................        $1.83         $1.18
                                                      ===========   ===========
              Weighted average shares outstanding...   27,011,281    20,584,868
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

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE         THREE
                                                         MONTHS        MONTHS
                                                         ENDED         ENDED
                                                       MARCH 31,     MARCH 31,
                                                          1997          1996
                                                      -----------   ----------

Net revenues:
           Resort...................................  $   173,056   $    86,003
           Real estate..............................        2,229         5,209
                                                      -----------   -----------
Total net revenues..................................      175,285        91,212
Operating expenses:
           Resort...................................       79,301        38,457
           Real estate..............................        3,627         3,723
           Corporate expense........................        1,177           715
           Depreciation and amortization............        9,773         4,372
                                                      -----------   -----------

Total operating expenses............................       93,878        47,267
                                                      -----------   -----------

Income from operations..............................       81,407        43,945
Other income (expense):
           Investment income........................          476           403
           Interest expense.........................       (7,900)       (4,220)
           Gain (loss) on disposal of fixed assets..          (22)            3
           Other....................................         (157)         (407)
                                                      -----------   -----------

Income before income taxes..........................       73,804        39,724

Provision for income taxes (Note 2).................      (29,341)      (16,672)
                                                      -----------   -----------

Net income..........................................  $    44,463   $    23,052
                                                      ===========   ===========

Net income per common share (Note 2):
              Net income............................        $1.38         $1.12
                                                      ===========   ===========
              Weighted average shares outstanding...   32,288,394    20,584,868
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

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        SIX            SIX
                                                       MONTHS         MONTHS
                                                        ENDED         ENDED
                                                      MARCH 31,     MARCH 31,
                                                        1997          1996
                                                     ----------   -------------
Cash flows from operating activities:
 Net income........................................   $  49,530       $  24,335
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization...................      14,803           9,108
   Deferred compensation payments in excess of
    expense........................................        (267)           (456)
   Noncash cost of real estate sales...............      42,635          21,735
   Noncash compensation related to stock grants....         103               -
   Deferred financing costs amortized..............         169             119
   Loss (gain) on disposal of fixed assets.........          35              (6)
   Deferred income taxes...........................      26,778          17,162
 Changes in assets and liabilities:
   Accounts receivable, net........................     (16,311)         (6,652)
   Inventories.....................................         905            (670)
   Accounts payable and accrued expenses...........       3,534          (2,599)
   Other assets and liabilities....................       1,083           1,247
                                                      ---------       ---------
      Net cash provided by operating activities....     122,997          63,323

Cash flows from investing activities:
 Cash paid in acquisition of Ralston Resorts.......    (139,702)              -
 Resort capital expenditures.......................     (24,755)         (3,208)
 Investments in real estate........................     (27,058)        (12,583)
 Receipts from investments in joint ventures (net).       1,470            (300)
                                                      ---------       ---------
      Net cash used in investing activities........    (190,045)        (16,091)

Cash flows from financing activities:
 Proceeds from initial public offering.............      98,150               -
 Payments under rights (Note 4)....................     (42,175)              -
 Proceeds from borrowings under long-term debt.....     165,702          40,000
 Payments on long-term debt........................    (109,363)       (126,531)
                                                      ---------       ---------
    Net cash provided by (used in) financing
     activities....................................     112,314         (86,531)
                                                      ---------       ---------

Net increase (decrease) in cash and cash
 equivalents.......................................      45,266         (39,299)
Cash and cash equivalents:
 Beginning of period...............................      12,712          47,534
                                                      ---------       ---------
 End of period.....................................   $  57,978       $   8,235
                                                      =========       =========
Supplemental disclosure of non-cash transactions:
 Issuance of common stock to Ralston Foods (See
  Note 5)..........................................   $ 151,088       $      --
                                                      =========       =========
 Net assets of Ralston Resorts assumed (See Note 5)   $ 146,817       $      --
                                                      =========       =========
 Issuance of promissory note for lift equipment
  (See Note 3).....................................   $   5,006       $      --
                                                      =========       =========
 Option exercise (See Note 4)......................   $   2,740       $      --
                                                      =========       =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               VAIL RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

          Vail Resorts, Inc. (''VRI'') and its subsidiaries (collectively, the "Company'') operate mountain resorts and participate in related real estate development. The Company is the premier mountain resort operator in North America, operating one of the world's largest skiing facilities on Vail, Beaver Creek, Breckenridge and Keystone mountains located in Colorado. The Company's mountain resort business is seasonal with a typical ski season beginning in mid-November and ending in mid-April.

          In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly its financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The accompanying consolidated financial statements exclude the assets and liabilities, and results of operations of Arapahoe Basin, which the Company is required to divest (see Note 5). Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1996 included in VRI's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business Combination--The Company has accounted for the acquisition of Ralston Resorts, Inc. using the purchase method of accounting (see note 5). Ralston Resorts' results of operations since the date of acquisition, excluding those of Arapahoe Basin, are included in the accompanying consolidated financial statements. Since the Company is required to divest Arapahoe Basin, the assets and liabilities, and results of operations of Arapahoe Basin have been excluded from the accompanying consolidated financial statements.

          Income Taxes--The Company accounts for income taxes using the liability method required by Statement on Financial Accounting Standards No. 109, ''Accounting for Income Taxes''. The Company has provided for income taxes in the accompanying interim statements of operations at the estimated effective income tax rates for fiscal years 1997 and 1996, respectively.

          Earnings Per Common Share--Earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of outstanding stock options.

          Reclassifications-- Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

                               VAIL RESORTS, INC.

3.    LONG-TERM DEBT

           Long-term debt as of March 31, 1997 and September 30, 1996 is summarized as follows (in thousands):

                                              MARCH 31,  SEPTEMBER 30,
                                                1997         1996
                                              ---------  -------------

              Senior Subordinated Notes.....   $     --       $ 62,647
              Industrial Development Bonds..     61,263         37,903
              Credit facilities.............    165,000         44,000
              Other.........................      2,105            200
                                               --------       --------
                                                228,368        144,750

              Less-current maturities.......        337             63
                                               --------       --------
                                               $228,031       $144,687
                                               ========       ========


          On January 3, 1997, in connection with the closing of the Acquisition (see Note 5), all amounts outstanding under the Company's former credit facilities were repaid with proceeds from new credit facilities (the "New Credit Facilities"). The New Credit Facilities provide for debt financing up to an aggregate principal amount of $340 million and consist of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and
(iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities"). The Term Loan Facilities were used to refinance $139.7 million of the $165 million of debt assumed in the Acquisition and the balance of the Term Loan Facilities was used to repay borrowings under the Company's former credit facilities. The Company also assumed $23.4 million of Industrial Development Bonds and $1.9 million of other debt.

          On March 10, 1997, the Company used $68.6 million of the proceeds of the Offering (see Note 5) to redeem all of its Senior Subordinated Notes, including an early redemption premium and accrued interest.

          During the first quarter of fiscal 1997, the Company financed a portion of the purchase price of a new gondola lift in the amount of $5,006,000. The note was originally due in payments of $715,000, $2,145,000 and $2,145,000 on January 1, 1997, 1998 and 1999, respectively. The note was repaid in its entirety during the second quarter of fiscal 1997.

                               VAIL RESORTS, INC.

4. COMMITMENTS AND CONTINGENCIES

          As of September 30, 1996, the Company had entered into real estate contracts for the sale of real estate and certain related amenities for gross proceeds of $106.9 million. During the first half of fiscal 1997, the Company sold properties subject to those contracts totaling $48.8 million. The Company estimates that subsequent to March 31, 1997, it will incur additional infrastructure costs of $19.2 million, including certain mountain improvements, in connection with all properties sold as of that date. That amount is reported as a liability in the accompanying consolidated balance sheet. At March 31, 1997, the Company had outstanding real estate contracts totaling $57.3 million. The Company estimates that subsequent to March 31, 1997, it will incur additional selling, holding and real estate infrastructure costs of $13.0 million related to those contracts. The Company also expects to make approximately $13.6 million of mountain improvements to benefit the real estate described above and certain other real estate property currently held for sale. The Company has entered into agreements with certain developers who have purchased real estate from the Company to repurchase certain retail and residential space in the completed developments. As of March 31, 1997, the Company has repurchased and has agreed to repurchase various retail and residential space for amounts totaling $7.5 million and $800,000, respectively.

          On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds from those real estate contracts outstanding at September 30, 1996 to make such payments. As of March 31, 1997, the Company has received gross proceeds under the applicable contracts totaling $48.7 million and has made payments under the Rights of $42.2 million. Remaining payments under the Rights are expected to be made during the remainder of 1997. Pursuant to the terms of an agreement dated October 11, 1996 between the Company and George N. Gillett Jr., the Company's former Chairman and Chief Executive Officer, Mr. Gillett waived his right to receive payment under the Rights with respect to 714,976 shares of common stock which Mr. Gillett owned as of that date and with respect to his warrants to purchase 408,164 shares of common stock, in exchange for the payment of the exercise price on those warrants. The aggregate amount payable under the Rights which was waived totaled approximately $2,740,000.

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

                               VAIL RESORTS, INC.

4.       COMMITMENTS AND CONTINGENCIES--(CONTINUED)

          Smith Creek Metropolitan District (''SCMD'') and Bachelor Gulch Metropolitan District (''BGMD'') were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster home, townhome, and lodging units. As of March 31, 1997, the Company has sold 63 single family homesites, has entered into contracts for the sale of 30 additional single family homesites and is preparing to offer additional parcels of land to individuals and developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been credit enhanced with a $47.2 million letter of credit issued against the Company's Credit Facilities. It is anticipated that as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of this aggregate subsidy to be $18.4 million at March 31, 1997. The Company has allocated $6.2 million of that amount to the Bachelor Gulch Village single family homesites which were sold as of March 31, 1997 and has recorded that amount as a liability in the accompanying consolidated financial statements. The remainder of this obligation has not been reflected in the consolidated financial statements. The total subsidy paid through September 30, 1996 and March 31, 1997 was $505,000 and $1,167,000, respectively.

           At March 31, 1997, the Company has various other letters of credit outstanding in the aggregate amount of $9.8 million.


5.        OTHER

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

                               VAIL RESORTS, INC.

5. OTHER--(CONTINUED)

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

          The following unaudited pro forma results of operations of the Company for the six months ended March 31, 1997 and 1996, assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. The unaudited pro forma results of operations include the effects of the Company's initial public offering only from the effective date of the Offering. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.

                                                     SIX                  SIX
                                                   MONTHS               MONTHS
                                                    ENDED                ENDED
                                                  MARCH 31,            MARCH 31,
                                                    1997                 1996
                                             -------------------  -------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

              Resort revenue...............             $239,755             $216,607
              Real estate revenue..........               52,263               33,510
              Total revenues...............              292,018              250,117
              Net income...................               48,202               42,713
              Net income per common share..                 1.56                 1.46


Stock Split
-----------

          All share and per share amounts in the accompanying consolidated financial statements reflect a 2 for 1 stock split which the Company declared on January 31, 1997.


Initial Public Offering
-----------------------

          The Company consummated an offering of common stock (the "Offering") on February 7, 1997. The Company sold 5 million shares of common stock in the Offering at a price of $22.00 per share. Net proceeds to the Company after estimated expenses of the Offering totaled $98.2 million. Certain selling shareholders sold an additional 7.1 million shares in the Offering. The Company did not receive any of the proceeds from the sale of those shares.