Form 10-Q
period 1997-06-30
VAIL RESORTS INC
filed 1997-08-14
CIK 812011

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 ____________

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________


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

                                 ____________

  FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.


                                     NONE


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ___    ___

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ___    ___

  As of August 11, 1997, 33,405,649 shares of common stock were issued and outstanding, of which 11,639,834 shares were Class A Common Stock and 21,765,815 shares were Common Stock.

================================================================================

                               TABLE OF CONTENTS


                                    PART I


Item 1.   Financial Statements.............................................  F-1
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................    2


                                    PART II


Item 1.   Legal Proceedings................................................    9
Item 2.   Changes in Securities............................................    9
Item 3.   Defaults Upon Senior Securities..................................    9
Item 4.   Submission of Matters to a Vote of Security-Holders..............    9
Item 5.   Other Information................................................    9
Item 6.   Exhibits and Reports on Form 8-K.................................   10

                                    PART I



ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1997 and September 30, 1996.....  F-2
Consolidated Statements of Operations for the Nine Months
 Ended June 30, 1997 and 1996..............................................  F-3
Consolidated Statements of Operations for the Three Months
 Ended June 30, 1997 and 1996..............................................  F-4
Consolidated Statements of Cash Flows for the Nine Months
 Ended June 30, 1997 and 1996..............................................  F-5
Notes to Consolidated Financial Statements.................................  F-6

                              VAIL RESORTS, INC.
                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                              JUNE 30,    SEPTEMBER 30,
                                                1997          1996
                                             -----------  -------------
                                             (UNAUDITED)
ASSETS
Current assets:

  Cash and cash equivalents................    $ 21,745        $ 12,712
  Receivables..............................      16,414           5,741
  Inventories..............................       8,691           4,639
  Deferred income taxes....................      22,709          17,200
  Other current assets.....................       3,297           5,490
                                               --------        --------

Total current assets.......................      72,856          45,782

Property, plant, and equipment, net........     348,324         192,669
Real estate held for sale..................     150,466          88,665
Deferred charges and other assets..........       9,595          10,440
Intangible assets..........................     233,189          85,056
                                               --------        --------

Total assets...............................    $814,430        $422,612
                                               ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable and accrued expenses....    $ 54,861        $ 48,096
  Income taxes payable.....................         325             325
  Rights payable to stockholders...........       5,603          50,513
  Long-term debt due within one year
   (Note 3)................................         337              63
                                               --------        --------

Total current liabilities..................      61,126          98,997


Long-term debt (Note 3)....................     228,015         144,687
Other long-term liabilities................      28,904          15,521
Deferred income taxes......................      74,452          39,500
Commitments and contingencies (Note 4)
Stockholders' equity:
  Common stock-
   Class A Common Stock, $.01 par value,
     20,000,000 shares authorized,
     11,683,744 and 12,426,226 shares
     issued and outstanding as of
     June 30, 1997 and September 30, 1996,
     respectively..........................         117             124
  Common Stock, $.01 par value,
     80,000,000 shares authorized,
     21,721,905 and 7,573,774 shares
     issued and outstanding as of
     June 30, 1997 and September 30, 1996,
     respectively..........................         217              76
  Additional paid-in capital...............     385,379         123,707
  Retained earnings........................      36,220              --
                                               --------        --------
Total stockholders' equity.................     421,933         123,907
                                               --------        --------

Total liabilities and stockholders' equity.    $814,430        $422,612
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

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                 NINE          NINE
                                                MONTHS        MONTHS
                                                ENDED         ENDED
                                               JUNE 30,      JUNE 30,
                                                 1997          1996
                                              ----------    ----------
Net revenues:

  Resort.................................     $  235,621    $  132,258
  Real estate............................         61,889        35,714
                                              ----------    ----------

Total net revenues.......................        297,510       167,972

Operating expenses:
  Resort.................................        138,206        77,238
  Real estate............................         53,992        30,962
  Corporate expense......................          3,233         3,451
  Depreciation and amortization..........         24,412        13,590
  Reorganization charge (Note 5).........          2,200             -
                                              ----------    ----------

Total operating expenses.................        222,043       125,241
                                              ----------    ----------

Income from operations...................         75,467        42,731
Other income (expense):
  Investment income......................          1,226           944
  Interest expense.......................        (15,853)      (13,678)
  Loss on disposal of fixed assets.......           (156)       (2,629)
  Other..................................             87          (879)
                                              ----------    ----------

Income before income taxes...............         60,771        26,489

Provision for income taxes (Note 2)......        (24,551)      (11,226)
                                              ----------    ----------

Net income...............................     $   36,220    $   15,263
                                              ==========    ==========

Net income per common share (Note 2):
    Net income...........................     $     1.23    $     0.74
                                              ==========    ==========

    Weighted average shares outstanding..     29,531,486    20,584,868
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

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                 THREE           THREE
                                                 MONTHS          MONTHS
                                                 ENDED           ENDED
                                                JUNE 30,        JUNE 30,
                                                  1997            1996
                                               ----------      ----------
Net revenues:
  Resort.....................................    $ 28,031        $ 14,192
  Real estate................................       9,878           2,678
                                               ----------      ----------

Total net revenues...........................      37,909          16,870
Operating expenses:
  Resort.....................................      34,801          16,093
  Real estate................................       7,752           3,758
  Corporate expense..........................       1,153             979
  Depreciation and amortization..............       9,704           4,482
  Reorganization charge (Note 5).............       2,200               -
                                               ----------      ----------

Total operating expenses.....................      55,610          25,312
                                               ----------      ----------

Income from operations.......................     (17,701)         (8,442)
Other income (expense):
  Investment income..........................         589              89
  Interest expense...........................      (4,610)         (3,130)
  Loss on disposal of fixed assets...........        (121)         (2,635)
  Other......................................         237          (1,350)
                                               ----------      ----------

Income before income taxes...................     (21,606)        (15,468)

Credit for income taxes (Note 2).............       7,711           6,396
                                               ----------      ----------

Net loss.....................................    $(13,895)       $ (9,072)
                                               ==========      ==========

Net loss per common share (Note 2):
     Net loss................................    $  (0.40)       $  (0.44)
                                               ==========      ==========

     Weighted average shares outstanding.....  34,573,863      20,584,868
                                               ==========      ==========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                           NINE         NINE
                                                          MONTHS       MONTHS
                                                          ENDED        ENDED
                                                         JUNE 30,     JUNE 30,
                                                           1997         1996
                                                        ---------    ---------
Cash flows from operating activities:
  Net income..........................................  $  36,220    $  15,263
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...................     24,412       13,590
      Deferred compensation payments in excess of
        expense.......................................       (299)        (610)
      Noncash cost of real estate sales...............     48,246       24,123
      Noncash compensation related to stock grants....        216            -
      Deferred financing costs amortized..............        279          186
      Loss on disposal of fixed assets................        156        2,629
      Deferred income taxes...........................     18,199       10,393

  Changes in assets and liabilities:
      Accounts receivable, net........................     (2,732)       1,536
      Inventories.....................................      1,203         (466)
      Accounts payable and accrued expenses...........    (22,080)     (10,097)
      Other assets and liabilities....................      6,855       (3,239)
                                                        ---------    ---------

         Net cash provided by operating activities....    110,675       53,308

Cash flows from investing activities:
  Cash paid in acquisition of Ralston Resorts.........   (139,702)           -
  Resort capital expenditures.........................    (39,930)      (8,280)
  Investments in real estate..........................    (36,336)     (22,284)
  Receipts from investments in joint ventures (net)...      2,028         (200)
                                                        ---------    ---------

         Net cash used in investing activities........   (213,940)     (30,764)

Cash flows from financing activities:
  Proceeds from initial public offering...............     98,150            -
  Payments under Rights (Note 4)......................    (42,175)           -
  Proceeds from borrowings under long-term debt........   165,702       61,000
  Payments on long-term debt..........................   (109,379)    (130,547)
                                                        ---------    ---------
         Net cash provided by (used in)financing
          activities..................................    112,298      (69,547)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents..      9,033      (47,003)

Cash and cash equivalents:
  Beginning of period.................................     12,712       47,534
                                                        ---------    ---------

  End of period.......................................  $  21,745    $     531
                                                        =========    =========

Supplemental disclosure of non-cash transactions:
  Issuance of common stock to Ralston Foods
   (See Note 5).......................................  $ 151,088    $      --
                                                        =========    =========
  Assumption of Ralston Resorts' debt (See Note 5)....  $  25,298    $      --
                                                        =========    =========
  Option exercise (See Note 4)........................  $   2,740    $      --
                                                        =========    =========
  Issuance of common stock in purchase of
   retail space.......................................  $   2,349    $      --
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

                              VAIL RESORTS, INC.

3.  LONG-TERM DEBT

      Long-term debt as of June 30, 1997 and September 30, 1996 is summarized as follows (in thousands):

                                                      JUNE 30,   SEPTEMBER 30,
                                                        1997         1996
                                                      --------   -------------

       Senior Subordinated Notes....................  $     --      $   62,647
       Industrial Development Bonds.................    61,263          37,903
       Credit facilities............................   165,000          44,000
       Other........................................     2,089             200
                                                      --------      ----------

                                                       228,352         144,750

       Less-current maturities......................       337              63
                                                      --------      ----------

                                                      $228,015      $  144,687
                                                      ========      ==========

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


4.  COMMITMENTS AND CONTINGENCIES

      As of September 30, 1996, the Company had entered into real estate contracts for the sale of real estate and certain related amenities for gross proceeds of $106.9 million. During the first nine months of fiscal 1997, the Company sold properties subject to those contracts totaling $49.9 million. The Company estimates that subsequent to June 30, 1997, it will incur additional infrastructure costs of $19.2 million, including certain mountain improvements, in connection with all properties sold as of that date. That amount is reported as a liability in the accompanying consolidated balance sheet. At June 30, 1997, the Company had outstanding real estate contracts totaling $56.2 million. The Company estimates that subsequent to June 30, 1997, it will incur additional selling, holding and real estate infrastructure costs of $13.0 million related to those contracts. The Company also expects to make approximately $13.6 million of mountain improvements to benefit the real estate described above and certain other real estate property currently held for sale. The Company has entered into agreements with certain developers who have purchased real estate from the Company to repurchase certain retail and residential space in the completed developments. As of June 30, 1997, the Company has repurchased and has agreed to repurchase various retail and residential space for amounts totaling $7.5 million and $691,000, respectively.

                              VAIL RESORTS, INC.

4.  COMMITMENTS AND CONTINGENCIES--(CONTINUED)

      On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds from those real estate contracts outstanding at September 30, 1996 to make such payments. As of June 30, 1997, the Company has received gross proceeds under the applicable contracts totaling $49.9 million and has made payments under the Rights of $42.2 million. Remaining payments under the Rights are expected to be made during the remainder of 1997. Pursuant to the terms of an agreement dated October 11, 1996 between the Company and George N. Gillett Jr., the Company's former Chairman and Chief Executive Officer, Mr. Gillett waived his right to receive payment under the Rights with respect to 714,976 shares of common stock which Mr. Gillett owned as of that date and with respect to his warrants to purchase 408,164 shares of common stock, in exchange for the payment of the exercise price on those warrants. The aggregate amount payable under the Rights which was waived totaled approximately $2,740,000.

      Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch
Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster home, townhome, and lodging units. As of June 30, 1997, the Company has sold 63 single family homesites, has entered into contracts for the sale of 30 additional single family homesites and is preparing to offer additional parcels of land to individuals and developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been credit enhanced with a $47.2 million letter of credit issued against the Company's Credit Facilities. It is anticipated that as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of this aggregate subsidy to be $18.4 million at June 30, 1997. The Company has allocated $6.2 million of that amount to the Bachelor Gulch Village single family homesites which were sold as of June 30, 1997 and has recorded that amount as a liability in the accompanying consolidated financial statements. The remainder of this obligation has not been reflected in the consolidated financial statements. The total subsidy incurred as of September 30, 1996 and June 30, 1997 was $685,000 and $1,421,000, respectively.

      At June 30, 1997, the Company has various other letters of credit outstanding in the aggregate amount of $19.4 million.

                              VAIL RESORTS, INC.

5.  OTHER

Acquisition
-----------

      On January 3, 1997, the Company acquired 100% of the stock of Ralston Resorts, Inc. ("Ralston Resorts"), a wholly-owned subsidiary of Ralston Foods, Inc. ("Foods"), which owns and operates the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado. In connection with the Acquisition, the Company assumed $25.3 million and refinanced $139.7 million of indebtedness of Ralston Resorts, and issued 7,554,406 shares of Common Stock to Foods. On January 8, 1997, the Company filed a Current Report on Form 8-K describing the Acquisition. Pursuant to a Stipulation and Final Judgment (the "Consent Decree") with the United States Department of Justice (the "DOJ"), the Company is required to divest the Arapahoe Basin mountain resort in order to resolve certain antitrust concerns of the DOJ raised by the Acquisition. On August 5, 1997, the Company announced the proposed sale of the Arapahoe Basin mountain resort for a sum of $4.0 million, pending DOJ and United States Forest Service approvals.

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

      The following unaudited pro forma results of operations of the Company for the nine months ended June 30, 1997 and 1996, assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. The unaudited pro forma results of operations include the effects of the Company's initial public offering only from the effective date of the Offering. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.


                                                NINE       NINE
                                               MONTHS     MONTHS
                                               ENDED      ENDED
                                              JUNE 30,   JUNE 30,
                                                1997       1996
                                              --------   --------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

              Resort revenue...............   $267,786   $245,906
              Real estate revenue..........     62,141     35,798
              Total revenues...............    329,927    281,704
              Net income...................     34,307     25,200
              Net income per common share..       1.07       0.86


Stock Split
-----------

      All share and per share amounts in the accompanying consolidated financial statements reflect a 2 for 1 stock split the Company declared on January 31, 1997.

                              VAIL RESORTS, INC.

5.  OTHER--(CONTINUED)

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

Reorganization Charge
---------------------

      The Company has reviewed the organizational structure of its merged operations and implemented a plan of reorganization. The Company recorded a related restructuring charge of approximately $2.2 million in the third quarter of fiscal 1997. The charge is intended to cover severance payments for administrative staff reductions as well as other identified expenses associated with consolidation opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the September 30, 1996 Form 10-K and the consolidated financial statements as of June 30, 1997 and September 30, 1996, and for the nine and three month periods ended June 30, 1997 and 1996, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results. This analysis excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.

NINE MONTHS ENDED JUNE 30, 1997 VERSUS NINE MONTHS ENDED JUNE 30, 1996

      Resort Revenue. Resort Revenue for the nine months ended June 30, 1997 was $235.6 million, an increase of $103.4 million, or 78.2%, compared to the nine months ended June 30, 1996. The increase was attributable primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($96.0 million) and (ii) increases in Vail/Beaver Creek lift ticket, ski school, food service, retail and rental, hospitality and other revenues.

      Resort Operating Expenses. Resort Operating Expenses were $140.4 million for the nine months ended June 30, 1997, representing an increase of $63.2 million, or 81.8%, as compared to the nine months ended June 30, 1996. The increase in Resort Operating Expenses is attributable primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($52.9 million), (ii) increased variable expenses resulting from the increased level of Vail/Beaver Creek Resort Revenue, (iii) expenses associated with new Vail/Beaver Creek food service and retail/rental operations and (iv) a one-time reorganization charge ($2.2 million) in the third quarter of fiscal 1997.

      Resort Cash Flow. Resort Cash Flow was $95.2 million for the nine months ended June 30, 1997, representing an increase of $40.2 million, or 73.1%, as compared to the nine months ended June 30, 1996. The increase in Resort Cash Flow is due primarily to the inclusion of the results of Ralston Resorts from January 4, 1997 ($43.0 million) and the increased level of Vail/Beaver Creek Resort Revenue, offset by increased expenses related to new operations as described above. Resort Cash Flow is defined as revenue from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditure and debt service requirements.

      Real Estate Revenue. Revenue from real estate operations for the nine months ended June 30, 1997 was $61.9 million, an increase of $26.2 million, compared to the nine months ended June 30, 1996. Revenue for the first nine months of fiscal 1997 consists primarily of the sales of 63 single family homesites in the Bachelor Gulch Village development which totaled $46.6 million. Revenue for the first nine months of fiscal 1996 consisted primarily of the sales of 28 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $28.5 million.

      Real Estate Operating Expenses. Real estate operating expenses for the nine months ended June 30, 1997 were $54.0 million, an increase of $23.0 million, compared to the nine months ended June 30, 1996. Real estate cost of sales for the first nine months of fiscal 1997 consists primarily of the cost of sales and real estate commissions associated with the sale of 63 single family homesites in the Bachelor Gulch Village development which totaled $39.9 million. Real estate cost of sales for the first nine months of fiscal 1996 consisted primarily of the cost of sales and real estate commissions associated with the sale of 28 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $22.9 million.

      Corporate expense. Corporate expense decreased by $218,000 for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. For periods prior to fiscal 1997, corporate expense included the costs associated with the Company's holding company structure and overseeing multiple lines of business, including the discontinued operations. In fiscal 1997, corporate expense includes certain personnel, tax, legal, directors' and officers' insurance and other consulting fees relating solely to the Company's resort and real estate operations.

      Depreciation and Amortization. Depreciation and amortization expense increased by $10.8 million for the nine months ended June 30, 1997, primarily due to the inclusion of the results of Ralston Resorts from January 4, 1997 ($9.7 million ) and Vail/Beaver Creek capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

      Interest expense. During the nine months ended June 30, 1997 and the nine months ended June 30, 1996, the Company recorded interest expense of $15.9 million and $13.7 million, respectively, which relates primarily to the Senior Subordinated Notes, Industrial Development Bonds and Credit Facilities. The increase in interest expense from the nine months ended June 30, 1996 to the nine months ended June 30, 1997, is attributable to the interest incurred on the $165 million in debt assumed in the acquisition of Ralston Resorts and the contractual redemption premium incurred in the early redemption of the Senior Subordinated Notes, partially offset by redemptions of $30 million and $24.5 million in principal amount of Senior Subordinated Notes on December 11, 1995 and February 2, 1996, respectively.

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

      Resort Revenue. Resort Revenue for the three months ended June 30, 1997 was $28.0 million, an increase of $13.8 million, or 97.5%, compared to the three months ended June 30, 1996. The increase was attributable primarily to the inclusion of the results of Ralston Resorts from January 4, 1997 ($16.9 million) offset by decreases in Vail/Beaver Creek lift ticket and ski school revenues as a result of the timing of the Easter holiday which fell in this year's second fiscal quarter compared to the third fiscal quarter of 1996.

      Resort Operating Expenses. Resort Operating Expenses were $37.0 million for the three months ended June 30, 1997, representing an increase of $20.9 million, or 130.0%, as compared to the three months ended June 30, 1996. The increase in Resort Operating Expenses is attributable primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($19.2 million), and (ii) a one-time reorganization charge ($2.2 million) in the third quarter of fiscal 1997.

      Resort Cash Flow. Resort Cash Flow decreased an additional $7.1 million, or 371.9%, to ($9.0) million for the three months ended June 30, 1997, as compared to ($1.9) million for the three months ended June 30, 1996. The decrease in Resort Cash Flow is due primarily to (i) the inclusion of the results of Ralston Resorts from January 4, 1997 ($3.1 million), (ii) a one-time reorganization charge ($2.2 million) in the third quarter of fiscal 1997 and
(iii) the decreased level of Vail/Beaver Creek Resort Revenue combined with increased expenses related to new operations as described above.

      Real Estate Revenue. Revenue from real estate operations for the three months ended June 30, 1997 was $9.9 million, an increase of $7.2 million, or 268.9%, compared to the three months ended June 30, 1996. The increase in Real Estate Revenue is attributable primarily to the sales of two multi-family development parcels in Arrowhead and residual land payments received from previous sales.

      Real Estate Operating Expenses. Real estate operating expenses for the three months ended June 30, 1997 were $7.8 million, an increase of $4.0 million, or 106.3%, compared to the three months ended June 30, 1996. The increase in Real Estate Operating Expenses is attributable primarily to the cost of sales and real estate commissions associated with the sales of two multi-family development parcels in Arrowhead.

      Corporate expense. Corporate expense increased by $174,000 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

      Depreciation and Amortization. Depreciation and amortization expense increased by $5.2 million for the three months ended June 30, 1997, primarily due to the inclusion of the results of Ralston Resorts from January 4, 1997 ($4.9 million) and Vail/Beaver Creek capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

      Interest expense. During the three months ended June 30, 1997 and the three months ended June 30, 1996, the Company recorded interest expense of $4.6 million and $3.1 million, respectively, which relates primarily to the Senior Subordinated Notes, Industrial Development Bonds and Credit Facilities. The increase in interest expense from the three months ended June 30, 1996 to the three months ended June 30, 1997, is attributable to the interest incurred on the $165 million in debt assumed in the acquisition of Ralston Resorts.

PRO FORMA RESULTS OF OPERATIONS--NINE MONTHS ENDED JUNE 30, 1997 VERSUS NINE MONTHS ENDED JUNE 30, 1996

      The following unaudited pro forma results of operations of the Company for the nine months ended June 30, 1997 and 1996 assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.

      Resort Revenue. Pro forma Resort Revenue for the nine months ended June 30, 1997 was $267.8 million, an increase of $21.9 million, or 8.9%, compared to the nine months ended June 30, 1996. Revenue by category is as follows:


                                                     NINE       NINE
                                                    MONTHS     MONTHS
                                                    ENDED      ENDED
                                                   JUNE 30,   JUNE 30,
                                                     1997       1996
                                                  ---------  ---------
                                                     (IN THOUSANDS)

          Lift tickets.........................   $135,884   $127,663
          Ski school...........................     34,471     33,091
          Food service.........................     36,535     32,341
          Retail/rental........................     16,406     12,758
          Hospitality..........................     26,935     25,244
          Other................................     17,555     14,809
                                                  --------   --------

          Total revenue........................   $267,786   $245,906
                                                  ========   ========

      Lift ticket revenue increased due to an increase in ETP from $27.49 to $27.79, or 1.1% and a 5.3% increase in skier days. The increase in ETP is primarily due to increases in the lead ticket prices at each resort, offset by an increase in the proportion of Front Range skier days which have a lower ETP and non-peak season lead ticket prices offered in the third quarter. The increase in skier days was due primarily to (i) an increase in snowboarders at Keystone Mountain as the 1996-97 ski season represents the first time that snowboarding has been permitted on Keystone Mountain and (ii) increases at Beaver Creek Mountain due in part to the 30% terrain expansion with the opening of Bachelor Gulch. Ski school revenue increased 4.2% due primarily to increases in the number of snowboarding lessons and children's lessons sold. Food service revenue increased 13.0% primarily as a result of the opening of six new operations, expansion of existing operations and price increases at Vail and Beaver Creek mountains. Retail and rental revenues increased 28.6% due to the opening of nine new operations and the repositioning of existing operations to take advantage of current trends such as snowboarding, as well as greater product diversity throughout the Company's retail operations. Hospitality revenue increased 6.7% primarily due to (i) increases in property management revenue at Beaver Creek Resort attributable to increases in the number of units under management and the average daily revenue per unit and (ii) increases in lodging revenue at Company owned and managed lodging facilities at Beaver Creek Resort and Keystone Resort attributable to price increases and higher occupancy rates.

      Resort Operating Expenses. Resort Operating Expenses were $168.2 million for the nine months ended June 30, 1997, compared to $151.6 million for the nine months ended June 30, 1996. The increase in Resort Operating Expenses is attributable to (i) increased variable expenses resulting from the increased level of Resort Revenue, (ii) expenses associated with new food service and retail/rental operations, (iii) increases in the operating expenses of Ralston Resorts and (iv) a one-time reorganization charge ($2.2 million) in the third quarter of fiscal 1997. As a percentage of Resort Revenue, Resort Operating Expenses increased from 61.7% to 62.8% in the nine months ended June 30, 1997.

      Resort Cash Flow. Resort Cash Flow was $99.6 million for the nine months ended June 30, 1997, compared to $94.3 million for the nine months ended June 30, 1996. Resort Cash Flow as a percentage of Resort Revenue decreased from 38.3% to 37.2% in the nine months ended June 30, 1997. The increase in Resort Cash Flow is due primarily to the increased level of Resort Revenue, offset by increased expenses related to new operations, a one-time reorganization charge of $2.2 million and increases in Ralston Resorts' operating expenses as described above.

PRO FORMA RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

      The following unaudited pro forma results of operations of the Company for the three months ended June 30, 1997 and 1996 assume that the Acquisition occurred on October 1, 1996 and 1995, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company is required to divest pursuant to the Consent Decree.

      Resort Revenue. Pro forma Resort Revenue for the three months ended June 30, 1997 was $28.0 million, a decrease of $1.3 million, or 4.3%, compared to the three months ended June 30, 1996. Revenue by category is as follows:


                                                    THREE      THREE
                                                    MONTHS     MONTHS
                                                    ENDED      ENDED
                                                   JUNE 30,   JUNE 30,
                                                     1997       1996
                                                  ---------  ---------
                                                     (IN THOUSANDS)

          Lift tickets.........................     $10,578    $12,245
          Ski school...........................       1,999      2,995
          Food service.........................       5,010      4,448
          Retail/rental........................       1,576      1,311
          Hospitality..........................       4,644      4,303
          Other................................       4,224      3,997
                                                  ---------  ---------

          Total revenue........................     $28,031    $29,299
                                                  =========  =========


      Lift ticket revenue decreased 13.6% due to a decrease in ETP from $24.54 to $20.36, or 17.1%, partially offset by a 4.1% increase in skier days. The decrease in ETP is primarily due to a higher proportion of non-peak season tickets sold due to the timing of the Easter holiday which fell in this year's second fiscal quarter compared to the third fiscal quarter of 1996. Skier days increased primarily as a result of increased Front Range skier visits and favorable conditions late in the season. Ski school revenue decreased 33.3% due primarily to the timing of the Easter holiday and increases in the proportion of Front Range skiers, who generally purchase significantly less ski school lessons than destination skiers. Food service revenue increased 12.6% primarily as a result of the opening of six new operations, expansions of existing operations and price increases at Vail and Beaver Creek mountains. Retail and rental revenues increased 20.2% due to the opening of nine new operations and the repositioning of existing operations to take advantage of current trends such as snowboarding, as well as greater product diversity throughout the Company's retail operations. Hospitality revenue increased 7.9% primarily due to (i) increases in property management revenue at Beaver Creek Resort attributable to increases in the number of units under management and the average daily revenue per unit and (ii) increases in lodging revenue at Company owned lodging facilities at Beaver Creek Resort and Keystone Resort attributable primarily to price increases.

      Resort Operating Expenses. Resort Operating Expenses were $37.0 million for the three months ended June 30, 1997, compared to $35.3 million for the three months ended June 30, 1996. The increase in Resort Operating Expenses is attributable to (i) expenses associated with new food service and retail/rental operations, (ii) increases in the operating expenses of Ralston Resorts and
(iii) a one-time reorganization charge ($2.2 million) in the third quarter of fiscal 1997.

      Resort Cash Flow. Resort Cash Flow was ($9.0) million for the three months ended June 30, 1997, compared to ($6.0) million for the three months ended June 30, 1996. The decrease in Resort Cash Flow is due primarily to (i) lower Resort Revenue that was affected by the timing of the Easter holiday which fell in this year's second fiscal quarter compared to the third fiscal quarter of 1996, (ii) a one-time reorganization charge ($2.2 million) in the third quarter of fiscal 1997 and (iii) increased expenses related to new operations as described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically provided funds for debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

      Resort capital expenditures for the nine months ended June 30, 1997 were $39.9 million. Investments in real estate for that period were $36.3 million, which included $5.9 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) the new Lionshead gondola, (ii) the Eagles Nest Adventure Ridge facility and (iii) the allocated cost of the new retail, restaurant and skier service facilities in the renovated Golden Peak base facility. The primary projects included in investments in real estate were (i) the renovation of the Golden Peak base facility, including a new high speed quad chairlift, (ii) infrastructure related to Bachelor Gulch Village, including a new high speed quad chairlift and related snowmaking equipment, (iii) preliminary construction costs associated with Beaver Creek Village Center, (iv) infrastructure related to Arrowhead Village and (v) infrastructure related to the Strawberry Park development at Beaver Creek Resort.

      The Company estimates that it will make resort capital expenditures totaling approximately $28.7 million during the remainder of fiscal 1997. The primary projects are anticipated to include (i) trail and infrastructure improvements, including lift upgrades, at Breckenridge and Keystone mountains,
(ii) expansion of snowmaking at Beaver Creek and Breckenridge mountains, (iii) upgrades to lodging properties at Keystone Resort, (iv) the purchase of and improvements to retail space at Beaver Creek Resort, (v) upgrades to and the expansion of food service operations at Beaver Creek Resort, (vi) upgrades to technology and guest service systems and (vii) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate during the remainder of fiscal 1997 are expected to total approximately $24.6 million. The primary projects are anticipated to include (i) infrastructure related to Bachelor Gulch Village and Arrowhead Village, (ii) completion of the Beaver Creek Village retail and parking facilities and (iii) investments in a joint venture to develop property located at the base of Keystone Mountain. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1997 with borrowings under its New Credit Facilities.

      On January 3, 1997, the Company acquired 100% of the stock of Ralston Resorts the owner and operater of the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado. In connection with the Acquisition, the Company assumed $25.3 million and refinanced $139.7 million of indebtedness of Ralston Resorts, and issued 7,554,406 shares of Common Stock to Foods. Pursuant to a Consent Decree with the United States Department of Justice (the "DOJ"), the Company is required to divest the Arapahoe Basin mountain resort. On August 5, 1997, the Company announced the proposed sale of the Arapahoe Basin mountain resort for a sum of $4.0 million, pending DOJ and United States Forest Service approvals.

      At September 30, 1996, the Company had $44.0 million in outstanding borrowings under its Credit Facilities. Through January 3, 1997, the Company borrowed $26.0 million under its former revolving credit facilities. On January 3, 1997, in connection with the closing of the Acquisition, all amounts outstanding under the Company's former credit facilities were repaid with proceeds from the Company's New Credit Facilities. The New Credit Facilities provide for debt financing up to an aggregate principal amount of $340 million and consist of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities"). The Term Loan Facilities were used to refinance $139.7 million of the $165 million of debt assumed in the Acquisition and the balance of the Term Loan Facilities was used to repay borrowings under the Company's former credit facilities. The Revolving Credit Facility matures on April 15, 2003. The minimum amortization under the Term Loan Facilities is $11.5 million, $14.0 million, $19.0 million, $21.5 million, $26.5 million, $31.5 million and $41.0 million during the fiscal years ending September 30, 1998, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.
The Company is also required to make mandatory amortization payments under the Term Loan Facilities with excess cash flow (as defined in the Credit Agreement), proceeds from asset sales, and proceeds from certain equity and debt offerings. During the nine months ended June 30, 1997, the Company repaid credit facility borrowings totaling $46.7 million.

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

      On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company will make payments under the Rights only to the extent it receives sufficient gross proceeds from real estate contracts outstanding at September 30, 1996 (totaling $106.9 million) to make such payments. As of June 30, 1997, the Company has received gross proceeds under the applicable contracts totaling $49.9 million and has made payments under the Rights of $42.2 million. Remaining payments under the Rights are expected to be made during the remainder of 1997.

RECENT DEVELOPMENTS

      The Company has reviewed the organizational structure of its merged operations and implemented a plan of reorganization. The Company recorded a related restructuring charge of approximately $2.2 million in the third quarter of fiscal 1997. The charge is intended to cover severance payments for administrative staff reductions as well as other identified expenses associated with consolidation opportunities.

      On August 5, 1997, the Company announced the proposed sale of the Arapahoe Basin mountain resort for a sum of $4.0 million, pending DOJ and United States Forest Service approvals.

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

                                                                Sequentially
Exhibit                                                           Numbered
Number                        Description                           Page
------                        -----------                           ----

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

SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON AUGUST 14, 1997.


                                      VAIL RESORTS, INC.



                                  By       /s/ JAMES P. DONOHUE
                                      -----------------------------------
                                               James P. Donohue
                                        Senior Vice President and Chief
                                               Financial Officer


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON AUGUST 14, 1997.


           SIGNATURE                          TITLE
           ---------                          -----

  /s/ JAMES P. DONOHUE
--------------------------
      James P. Donohue        Senior Vice President and Chief Financial Officer