Form 10-K
period 1997-09-30
VAIL RESORTS INC
filed 1997-12-18
CIK 812011

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K

          FOR THE YEAR ENDED                       COMMISSION FILE
          SEPTEMBER 30, 1997                        NUMBER: 1-9614


/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                              VAIL RESORTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                             51-0291762
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

          POST OFFICE BOX 7                            81658
           VAIL, COLORADO                            (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (970) 476-5601

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
            Title of Each Class                  on which Registered
            -------------------                  -------------------

      Common Stock, $.01 par value              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                             ---------------------

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on December 15, 1997, determined using the per share closing price thereof on the New York Stock Exchange Composite Tape, was approximately $585.7 million. As of December 15, 1997, 34,114,435 shares of Common Stock were issued and outstanding, of which 11,639,834 shares were Class A Common Stock and 22,474,601 shares were Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
 Proxy Statement for the Annual Meeting of Shareholders to be held February 9,
                                     1998.

================================================================================

                               TABLE OF CONTENTS

                                    PART I

Item 1.   Business...........................................................  2
Item 2.   Properties......................................................... 11
Item 3.   Legal Proceedings.................................................. 11
Item 4.   Submission of Matters to a Vote of Security-Holders................ 11

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................... 12
Item 6.   Selected Financial Data............................................ 13
Item 7.   Management's Discussion and  Analysis of Financial Condition and
           Results of Operations............................................. 14
Item 8.   Financial Statements and Supplementary Data........................F-1
Item 9.   Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................. 22

                                    PART III

Item 10.   Directors and Executive  Officers of the Registrant............... 22
Item 11.   Executive Compensation............................................ 22
Item 12.   Security Ownership of  Certain Beneficial Owners and  Management.. 22
Item 13.   Certain Relationships and  Related Transactions................... 22

                                    PART IV

Item 14.   Exhibits, Financial  Statement Schedules and Reports on  Form 8-K. 22


                                    PART I

ITEM 1.    BUSINESS.

     Vail Resorts, Inc. and its subsidiaries (collectively, the "Company" or "Vail Resorts"), is the premier resort operator in North America operating (i) Vail Mountain, the largest single ski mountain complex in North America, (ii) Beaver Creek Mountain, one of the world's premier family-oriented mountain resorts, (iii) Breckenridge Mountain Resort, North America's second most popular ski area and (iv) Keystone Resort, the third most popular ski area in North America and a year-round family vacation destination. The Company is one of the most successful resort operators in the ski industry due to its attractive guest demographics, favorable weather and snowfall conditions, ability to attract both destination resort guests and day travelers from local population centers and proximity to both Denver International Airport and Vail/Eagle County Airport. The Company operates the top three mountain resorts in North America and is uniquely positioned to attract a broad range of guests due to its diverse ski terrain, varied price points and numerous activities and services. As the Company's resorts are located within 50 miles of each other, the Company is able to offer guests the opportunity to visit each resort during one vacation stay and participate in common loyalty programs. In addition to its resort operations, the Company owns substantial real estate which strategically complements its resort business.

     A key component of the Company's business strategy has been to expand and enhance its core ski operations while at the same time increasing the scope, diversity and quality of the complementary activities and services offered to its skiing and non-skiing guests throughout the year. This focus has resulted in growth in skier days and lift ticket sales and has also allowed the Company to expand its revenue base beyond its core ski operations. The Company's focus on developing a comprehensive destination resort experience has also allowed it to attract a diverse guest population with an attractive demographic and economic profile, including a significant number of affluent and family-oriented destination guests, who tend to generate higher and more diversified revenues per guest than day skiers from local population centers. While the Company's Resort Revenue per skier day is currently among the highest in the industry, management believes that the Company currently captures less than 20% of the total vacation expenditures of an average destination guest at its resorts. The Company's business strategy is not only to increase skier days but also to increase Resort Revenue per skier day by capturing a higher percentage of the total spending by its year round destination and day guest by continuing to expand the range and enhance the quality of activities and services offered by the Company.


RESORTS

     The Company operates skiing facilities on Vail and Beaver Creek mountains in Eagle County, Colorado and Breckenridge and Keystone mountains in Summit County, Colorado. For the 1996-1997 ski season, the Company's resorts had 4,890,032 total skiers as compared to 4,643,777 total skiers for the previous year. The operation of a ski resort business is seasonal. The Company's ski areas typically open in mid-October and close in mid-May each year. The Company currently employs approximately 3,000 year-round and 7,000 seasonal employees.

     Vail Mountain, opened in 1962, consists of 4,644 acres of skiable terrain. Vail Mountain is the largest single ski mountain complex in the United States and for the 1997-98 ski season, will have a total of 30 lifts, including 10 high speed quads and a high speed custom-designed gondola, constituting the largest network of high speed lifts in the world. Vail Mountain had a total of 1,687,038 skiers for the 1996-97 season compared to 1,652,170 for the previous year. The 1996-97 total was the highest number of skier days of any North American ski mountain and a new record for Vail Mountain. The Company has received approval from the United States Forest Service (the "Forest Service") for infrastructure development of bowl skiing terrain within its current permit area known as Category III. (See "Business--Regulation and Legislation"). Category III will add approximately 2,000 additional acres of ski terrain to Vail Mountain's back bowls, including 850 acres of new trails and an additional 1,150 acres of undisturbed gladed skiing, increasing the ski terrain on Vail Mountain by approximately 40%. The terrain's high, north facing location typically yields reliable snow conditions and should allow for earlier and later ski season operations than is typical for Vail's existing south facing back bowls. Upgrades to Vail Mountain for the 1997-1998 ski season include the completion of the Golden Peak base lodge, including two new restaurants within the facility, improvements to Adventure Ridge, a non-ski activity center located at the top of Vail Mountain, and a thirty percent increase in grooming capacity.

        Beaver Creek Resort is a year-round recreational complex located approximately ten miles west of the Town of Vail. Beaver Creek Mountain consists of the Beaver Creek, Arrowhead and Bachelor Gulch ski areas. Beaver Creek Mountain, opened in 1980, consists of approximately 1,625 acres of skiable terrain. For the 1996-97 ski season, the Company completed the development of the ski infrastructure in Bachelor Gulch in connection with its real estate development activities (see "Business--Real Estate"), thereby interconnecting the Beaver Creek, Bachelor Gulch and Arrowhead ski areas. Beaver Creek Mountain will operate 14 lifts for the 1997-98 ski season. Beaver Creek Mountain is among the nation's 20 largest ski areas (based upon the annual number of skiers). During the 1996-97 season, Beaver Creek Mountain recorded a total of 644,456 skier days compared to 576,249 for the previous year. For the 1997-1998 ski season, the Company invested approximately $17 million in improvements including a new high-speed quad chairlift, the completion of the Beaver Creek Village core with the addition of the Vilar Center for the Arts, an outdoor skating rink, two residential and retail complexes and three covered, all-weather escalators that transport guests form the pedestrian plaza to the slopes.

         Breckenridge Mountain Resort is North America's second most popular ski area, trailing only Vail Mountain in skier days. Breckenridge's skier visits totaled 1,341,179 for the 1996-1997 ski season compared to 1,357,790 for the previous year. Breckenridge Mountain offers over 2,000 acres of skiing on four different mountains, including open bowl and excellent beginner and intermediate terrain. The ski area's four mountains are interconnected by a network of 19 lifts, including 6 high speed quad chairlifts. The ski area is located adjacent to the Town of Breckenridge, a 140-year-old Victorian mining town, which has numerous apres ski activities and an extensive and growing bed base, making Breckenridge Mountain Resort an attractive destination for national and international skiers. The Company has implemented several improvements to Breckenridge Mountain for the 1997-1998 ski season including (i) upgrades of certain older lift equipment and the addition of two new high-speed quads, which will reduce lift lines and improve on-mountain skier circulation, (ii) a significant expansion of the mountain's snowmaking coverage, to ensure a better early and late season ski product and (iii) an expansion of the Company's ski school, food service, retail and rental operations. In addition, the Company owns certain strategic land parcels at the base of the mountain and in the Town of Breckenridge which are currently in the planning stages for significant residential and commercial development.

         Keystone Mountain is the third most popular ski area in North America, achieving 1,217,359 skier visits for the 1996-1997 ski season compared to 1,057,568 for the previous year. Comprised of three mountains and interconnected by a network of 16 lifts, including two high-speed gondolas and four high speed quad chairlifts, Keystone provides 1,749 skiable acres suited to a wide variety of skier ability levels. Keystone Mountain has the largest and most advanced snowmaking capability of any Colorado mountain resort with snowmaking coverage extending over 49% of Keystone's skiable acreage. Keystone Mountain is located within the planned family-oriented community of Keystone Resort, which offers numerous year-round activities, the majority of which are operated by the Company, including Keystone Conference Center, which is the largest convention center in the Colorado Rocky Mountains. Keystone Mountain provides the largest single-mountain night skiing experience in North America, with 14 lighted trails covering 2,340 vertical feet, offering a 12 1/2 hour ski day. Upgrades to Keystone for the 1997-1998 ski season include the installation of a new high speed quad access lift from one of the resort's major base areas and continued snowboarding related improvements. In addition, Keystone, through a joint venture (the "Keystone JV"), received approval for and has begun the long-term development of up to 4,600 new residential and lodging units and up to 382,000 square feet of new commercial space on land contributed to the Keystone JV.
This development will supplement the resort's existing 1,273 residential and lodging units and approximately 144,000 square feet of commercial real estate. The development, which is expected to be completed over the next 20 years, will create significant new resort lodging as well as new retail, food service and apres ski activities, which the Company believes will attract destination skiers and contribute to growth in skier days and Resort Revenue.

         Given their location in the Colorado Rocky Mountains, the Company's mountain resorts receive some of the most reliable snowfall experienced anywhere in the world. Vail and Beaver Creek mountains have averaged over 340 inches of annual snowfall over the last 20 years, while Breckenridge and Keystone mountains have averaged approximately 300 and 230 inches of annual snowfall, respectively, over the last 20 years, significantly in excess of the average for all ski resorts in the Rocky Mountains for such period. Despite the substantial snowfall, the Company continues to invest in the latest technology in snowmaking systems and actively acquires additional water rights, which has allowed it to offer its guests more predictable and consistent conditions, particularly during the early and late ski season.

         The Company's customers are primarily comprised of worldwide resort destination guests and, to a lesser extent, day skiers from the Denver Metropolitan area, and Eagle and Summit counties. For the 1996-1997 season, the Company believes that destination guests represented approximately 70% of total skier days. Although the Company's resorts accommodate a wide range of budgets and attract guests from different regions of the country and the world, they are particularly attractive to family-oriented guests who tend to generate higher and more diversified revenues per guest than skiers from local population centers. International guests, who tend to have longer average stays and higher vacation expenditures than other destination guests, accounted for approximately 8% of the company's destination skier days during the 1996-1997 season.

         Consistent with the trends in the overall ski market, snowboarders represent the fastest growing segment of the Company's guest demographic. The Company is committed to promoting snowboarding as an exciting outgrowth of traditional skiing. As an example of this commitment, the Company has upgraded its snowboard facilities, published trail maps for the convenience of snowboarders and created additional trails, half-pipes and other varied terrain to attract snowboarders. Keystone Mountain allowed snowboarders for the first time during the 1996-1997 ski season, providing a significant opportunity for Keystone to capture a share of this growing market.


RESORT OPERATIONS

         The Company derives Resort Revenue from a wide variety of sources, including lift ticket sales, ski school, food service, retail stores, equipment rental, convention and hospitality services, travel reservation services, lodging, property and club management, real estate brokerage, licensing and sponsorship activities and other recreational activities.

         Lift Ticket Sales. Lift ticket revenue represents the Company's single largest revenue source. The Company's favorable demographics and world class resort facilities have enabled the Company to achieve premium ticket pricing. The lead ticket price, which for the 1996-1997 ski season was $52 a day for Vail and Beaver Creek Mountains and $48 a day for Breckenridge and Keystone Mountains, is among the highest in the industry. To maximize skier volume during non-peak periods and attract certain segments of the market, the Company also offers a wide variety of incentive ticket programs, including season passes, student rates, group discounts and senior discounts. The Company engages in sophisticated yield management analysis to maximize its effective ticket price (defined as total ticket revenue divided by total skier days) which was a combined $27.79 for the 1996-1997 ski season, among the highest in the industry. During the 1996-97 ski season, the Company introduced interchangeable lift tickets across all four of its resorts, allowing guests to ski at any of the Company's resorts with one lift ticket. For the 1997-1998 ski season, the Company has implemented a loyalty program similar to an airline frequent flyer program. The program rewards guests who frequent the resorts with a system of points that can be accumulated and redeemed for rewards during subsequent visits.

         Ski School.   The Company operates the world's largest ski school
operation with over 2000 instructors across the four resorts. The Company estimates that it has a guest participation rate of approximately 8% which it believes to be one of the highest in the industry. The success of the ski school comes from (i) personalizing and enhancing the guest vacation experience, (ii) creating new teaching and learning systems (many of which have historically been purchased from the Company by the Professional Ski Instructors of America and adopted as the standard for the industry), (iii) introducing innovative teaching methods for children, including separate children's centers, mountain-wide attractions, themed entertainment and teaching systems geared toward specific age groups, and (iv) continually creating new techniques to react to technological advances in ski/snowboard equipment. In addition, the Company has adopted a pay incentive program to reward instructors based on guest satisfaction and repeat students. Future growth in ski school revenue is expected to stem from the significant growth in the sport of snowboarding, for which the Company has qualified instructors, and technological advances currently taking place in alpine skiing equipment.

         Food Service. Food service is a key component in providing a satisfying guest experience and has been an important source of revenue growth for the Company. The Company believes that by owning and operating both on-mountain and base area restaurants, it can ensure the quality of products and services offered to its guests, as well as capture a greater percentage of the guest's vacation expenditures. Strategies with respect to food service operations include (i) focusing growth in venues which allow for food service throughout the day and throughout the year, including breakfast, lunch, apres-ski, dinner, evening entertainment, group functions and summer/non-ski season operations, (ii) creating unique themed environments to maximize guest enjoyment and revenue opportunities, (iii) further expanding on-mountain seating, (iv) offering affordable family lunchtime and evening dining and entertainment, (v) continuing to create additional private clubs and restaurants which are financed through memberships and the sale of related real estate and (vi) continuing affiliations with institutions such as Johnson and Wales, one of the largest culinary and restaurant management schools in the world. The large number of food service facilities operated by the Company allows it to improve margins through large quantity purchasing agreements and sponsorship relationships.

        The Company's restaurant operations offer a wide variety of cuisine and range from top-rated, full service sit-down restaurants to trailside express food outlets. For the 1997-98 ski season, the Company will operate 46 on mountain and 23 base area food service facilities. These facilities include eight new restaurants, primarily located in the Vail and Beaver Creek base areas. The Company operates 24 restaurants on and at the base of Vail Mountain, 16 restaurants on Beaver Creek Mountain and in Beaver Creek Village, 8 restaurants on and at the base of Breckenridge Mountain and 23 restaurants on Keystone Mountain and in Keystone Village. Total seating capacity by resort is approximately 7,127, 1,885, 4,465 and 3,479 seats for Vail Mountain, Breckenridge Mountain, Keystone Mountain and Beaver Creek Mountain, respectively.

         Retail/Rental Operations. The Company's retail division owns and operates all on-mountain locations and selected base area locations. The company has taken several steps to significantly expand the scope of its retail and rental operations in order to maximize revenue derived from these activities. This expansion will increase retail space from 61,640 square feet in the 1996-97 ski season to 69,125 square feet in the 1997-98 ski season. The Company opened 3 new retail and rental locations for the 1997-98 ski season. In addition, the Company has remodeled or relocated several existing retail locations to maximize revenue and take advantage of current trends such as snowboarding and snowshoeing.

         The Company's on-mountain retail locations offer ski accessories (i.e., hats, gloves, sunglasses, goggles, warmers), snack food and selected logo merchandise, all in locations which are conveniently located for skiers. Off-mountain, the Company operates both ski equipment rental and retail locations. The Company's retail operations typically feature Company or resort-related logo merchandise and products of the Company's sponsors. The Company's rental operations offer a wide variety of ski and snowboard equipment for daily and weekly use. The Company intends to utilize certain locations within the Company's newly leasable space (see "Business--Commercial Leasing Operations") as newly created retail and rental operations, while continuing to maintain a significant presence of third party tenants.

         Convention/Hospitality Services. The Company's hospitality operations are designed to offer the Company's guests a full complement of quality resort services and provide the company with additional sources of revenue and profitability. These operations include reservations, tour and travel operations, lodging, convention and conference accommodations and property and club management.

         The Company's reservation center provides information and access to the full complement of the resorts' services and activities. The center handles over 600,000 calls per year and is capable of booking and selling airline and ground transportation, lodging, lift tickets, ski school and most other mountain activities, earning commissions on each third party sale. These advance reservation activities have had a significant impact on the Company's ability to attract direct air service to the Vail/Eagle County Airport. Located 25 miles from Beaver Creek Resort, the Vail/Eagle County Airport provides non-stop air service from 12 U.S. cities and one-stop connections from 30 international destinations. For the 1997-1998 ski season, scheduled inbound one-way seating capacity is 303,508, an increase of 14% over the prior season.

         The Company's property management operation seeks to utilize the Company's hospitality expertise through the first class management of lodging properties owned by both the Company and third parties. The Company currently manages 41 properties, including hotels, timeshare projects and condominiums. Property management services performed by the Company include rental management, maintenance services to non-renting unit owners and association management services to condominium associations. Company owned lodging properties include the Pines Lodge in Beaver Creek Resort (a 60 room luxury hotel), the Keystone Lodge, a 152 room hotel located within Keystone Resort, as well as the newly acquired Breckenridge Hilton and Lodge at Vail properties. The Company intends to continue to expand its lodging and property management businesses by bringing additional properties under management and through further strategic acquisitions.

         The Company owns and operates the Keystone Conference center, which is the largest convention center in the Colorado Rocky Mountains. With meeting facilities totaling 32,500 square feet and capable of accommodating groups of up to 1,800, the Keystone Conference Center draws groups throughout the year and is typically sold-out during the non-ski season. The Company is presently reviewing plans to add 25,000 square feet of exhibit space to the Keystone Conference Center, which would allow it to accommodate the significant excess demand which it currently experiences. In addition to the Keystone Conference Center, the Company owns and operates various other conference facilities, of which the Company believes that attendees significantly utilize the resort's other recreational facilities and activities, including skiing and snowboarding, golf, tennis and horseback riding.

         The Company is also active in the creation and management of private membership clubs, which allows the Company to provide high-end services and amenities to its upper income guest, and evening dining options and other services and activities to its overall guest population. The Company's current clubs include (i) the Beaver Creek Club, which offers members luncheon privileges at Beano's Cabin (which are open to the general public for dinner) and certain golf, tennis and skiing amenities, (ii) Game Creek Club, which offers members luncheon privileges and is open to the general public for dinner,
(iii) the Passport Clubhouse at Golden Peak/TM/, which provides members with a reserved parking space, concierge services, a private dining room and locker and club facilities at the base of Vail Mountain. In addition to using membership sales to defray and in some cases entirely pay for the cost of construction, the Company earns management fees for overseeing club operations. The Company intends to create selected additional clubs over the next five years, including Arrowhead Alpine Club at Arrowhead Village and a mountain club to be located in Bachelor Gulch Village similar to Beano's Cabin. These clubs allow the Company to add to its restaurant operations and related skier service and retail operations at a relatively modest capital cost.

         Commercial Leasing Operations.   The Company owns significant base area
restaurant, retail and other commercial space. The strategy of the Company's leasing operation is to secure the commercial locations adjacent to its resorts for retail, restaurant and entertainment venues and then to carefully select the appropriate tenant mix for these locations to provide a high quality and diverse selection of retailers and restauranteurs. For the 1996-97 ski season, the Company's leasable restaurant and retail space totaled 124,959 square feet. For the 1997-98 ski season, the Company will have a total of 172,428 leasable square feet. Significant new space resulted from the completion of the Beaver Creek Village core (32,681 square feet), and St. James commercial space purchased by the Company in May 1997 (14,788 square feet). The Company expects to further expand its commercial leasing operations through the real estate development activities of the Keystone JV at Keystone Resort and through the Company's real estate development activities at the Breckenridge Mountain Resort. See "Business--Real Estate."

         Licensing and Sponsorship.   An important part of the Company's
business strategy is to leverage its brand name by (i) entering into sponsorship relationships and strategic alliances with world-class business partners, (ii) building its logo and licensing business and (iii) gaining national and international exposure through hosting of special events. The Company's leading industry position coupled with the demographics of its customer base make it an attractive partner. Examples of the Company's sponsors include (i) FILA, which is supplying certain of the Company's employee ski uniforms over a six-year period and has launched a line of clothing using the Vail name and logo, (ii) Chevy Trucks, which provides the Company with mountain vehicles and national marketing exposure and (iii) Pepsi, which, among other things, provides substantial marketing benefits. The Company's sponsorship arrangements typically have a three to five year term and provide benefits in the form of cash payments, expense reductions, capital improvements and/or marketing exposure. The Company has licensed the use of its trademarks to over one hundred companies for a variety of products such as apparel and sunglasses. While terms of each license agreement vary, such agreements generally are for a two-year term and provide for the payment by the licensee of quarterly royalty payments ranging from 6% to 8% of the gross wholesale price of the licensed goods.

         The Company's four resorts are frequently the sites of special events and promotions. In addition to hosting annual World Cup Skiing and World Cup Biking events, Vail Mountain and Beaver Creek Mountain have recently hosted the 1997 World Cup Skiing Finals and have collectively been chosen as the site for the 1999 World Alpine Skiing Championships, an event previously hosted by Vail in 1989, marking the first time a North American site has been selected twice. These events give the Company significant international exposure. Television viewership in Europe for World Cup Skiing and the World Alpine Skiing Championships is estimated to be in excess of 250 million viewers. These events will be organized by and co-hosted with the Vail Valley Foundation, a non-profit foundation whose mandate is to bring international sporting and cultural events to the Vail Valley. The Foundation provides significant funding, volunteers and liability assumption in conjunction with such events. The Company's facilities are also the site of numerous skiing, snowboarding and music events sponsored by corporations. These events generate revenue for the Company through sponsorship fees and increased skier traffic, as well as provide national and international brand exposure through television and advertising campaigns. The Company also owns an interest in an events production company, Eclipse Television and Sports Marketing, LLC, which creates and produces made-for-TV events.

         Brokerage. The Company's real estate brokerage operations are conducted through a joint venture in which the Company has a 50% interest. The joint venture was created in June 1994 to facilitate the merger of the Company's brokerage operations, Vail Associates Real Estate, Inc., with the brokerage operations of Slifer, Smith and Frampton, which combined the two largest operations in the Vail Valley. The joint venture has a large share of both first time developer sales and resales throughout the Vail Valley, creating both a significant source of profitability and a valuable source of information in planning and marketing the Company's real estate projects. In addition to profit distributions from the joint venture, the Company will directly receive certain override payments on all brokerage revenue from sales of its own property. Brokerage activities at Keystone Resort are conducted by the Keystone JV.

         Other Revenue Sources. The Company also derives revenue during the non-ski season by offering guests a variety of activities and services, including (i) gondola and chairlift rides, (ii) on-mountain and base area bike rentals, (iii) on-mountain lunch operations, (iv) wedding and group functions at mountain and village restaurants, (v) golf and tennis, (vi) fly fishing, hiking and barbecues at Piney River Ranch/TM/ and (vii) shopping at the Company's retail locations.

REAL ESTATE

         The Company's principal real estate activities include (i) the sale of single family homesites to individual purchasers; (ii) the sale of certain land parcels to third party developers for condominium, townhome, cluster home, lodge and mixed use developments; (iii) the zoning, planning, marketing and infrastructure development of new resort communities (such as Beaver Creek Resort, Bachelor Gulch Village and Arrowhead); (iv) the development of certain mixed use condominium projects integral to resort operations (such as the base facility at Golden Peak); and (v) the purchase of selected strategic land parcels, which the Company believes can augment its existing land holdings or resort operations. The Company's current development activities are focused on
(i) the completion of its three resort communities, Beaver Creek Resort, Bachelor Gulch Village and Arrowhead; (ii) preparing for the redevelopment of the Lionshead base area at Vail Mountain and adjacent land holdings; (iii) the long-term planning of the Company's significant real estate holdings in and around Avon and at the entrance to Beaver Creek Resort; and (iv) the long-term planning for development of the Company's real estate holdings at Breckenridge Mountain Resort.

          A summary of each of the Company's significant current real estate projects is set forth below. In addition to the Company's extensive land holdings contained in the resort communities discussed below, the Company has land holdings in the Town of Vail, at the base of Beaver Creek Mountain, and elsewhere in the Vail Valley.

Beaver Creek Resort

         Over the past 18 months, VRDC has completed extensive development planning to complete the Beaver Creek Resort village core including the One Beaver Creek, Market Square and Beaver Creek Village Center developments which were completed for the 1997-98 ski season. These projects are adjacent to the Company's existing retail operations and will contain the majority of the Company's retail and restaurant operations in Beaver Creek Resort. The Company's remaining land holdings in Beaver Creek Resort consists of zoned multi-family sites which are expected to contain approximately 200 multi-family residences located at the entrance to Beaver Creek Resort.

Bachelor Gulch Village

        The Bachelor Gulch Village development is a private, upscale residential resort community comprised of 1,410 acres of Company-owned land located in a valley between Arrowhead and Beaver Creek Resort. Through December 1997, the Company had sold 101 single-family homesites in the Bachelor Gulch Village development, a substantial portion of which have ski-in/ski-out access. The Company has contracted to sell to a developer three multifamily parcels for construction of 40 condominium units, 18 cluster homes and 24 townhomes, and is in discussions with developers regarding the sale of additional multifamily parcels. The Company's current unsold inventory in Bachelor Gulch Village consists of 4 single-family homesites, 11 cluster homesites and development parcels zoned for 474 condominium, timeshare and lodge units. The Company expects to complete the sale of these parcels over the next five years.

        In addition, plans for Bachelor Gulch Village incorporate 67,880 square feet of retail, restaurant and commercial space. Commencing with the 1996-97 ski season, Bachelor Gulch Village featured a high speed quad chairlift and approximately 150 acres of mostly intermediate ski terrain on Beaver Creek Mountain.

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

        The Company's current development activities are focused on the development of Arrowhead Village, a 217 residential unit staged development centered around an alpine club. Developers have completed construction of 44 multifamily units and have commenced construction of an additional 54 multifamily units on land purchased from the Company. The Company has extensive additional holdings in Arrowhead, including land zoned for 26 single-family homesites, 34 cluster homesites and 26 duplex homesites, as well as land for an additional 150 multifamily units which are planned, but not yet zoned. The proposed Arrowhead Alpine Club is expected to contain 18 residential condominiums and 24,000 square feet of spa and athletic training space and 3,200 square feet of retail, skier service, real estate sales and property management facilities.

Keystone

        In 1994, prior to the Company's ownership of Keystone Resort, 500 acres of development land at Keystone Resort were contributed to the Keystone JV. The Keystone JV is involved in a broad range of development activities, including the planning, infrastructure improvement, construction and marketing of all real property improvements on its land. The Keystone JV has received approval for a master development plan that the Keystone JV expects to develop over the next 20 years. The plan calls for the creation of six separate neighborhoods, each featuring distinctive amenities and architecture based on the area's mining, ranching and railroad history. Full build-out is estimated at 4,600 residential homes and lodging units and 382,000 square feet of commercial space as well as more than 300 acres of open space. The Company will receive 40% to 50% of the profits generated by the Keystone JV and will have the opportunity to lease commercial space created by the Keystone JV.

        The first two neighborhoods under development by the Keystone JV are River Run and Ski Tip Ranch. River Run is a ski-in/ski-out pedestrian village and commercial corridor that will be a new focal point of Keystone Resort. The River Run development is located at the base of the River Run Gondola and at full build-out will include an estimated 860 residential units, 250 lodge units and 190,000 square feet of restaurants, retail boutiques and apres-ski cafes. Ski Tip Ranch is a wooded residential community of 86 townhomes under development at the easternmost end of Keystone Resort. As of September 30, 1997, the Keystone JV had constructed 165 condominium and townhome units in the River Run and Ski Tip neighborhoods of which 161 units had been sold. Additionally, 232 units of 305 condominium and townhome units currently under construction and scheduled for completion in fiscal 1998 are under contract. Commercial space developed through December 1997 totals 65,320 square feet.

Breckenridge

        The Company owns approximately 270 acres of development land at one of the primary base portals to Breckenridge Mountain as well as 30 acres of development land near the center of the Town of Breckenridge. The Company is engaged in development planning for a new base village, which is currently envisioned to include approximately 850 residential units, new restaurant and retail space, conference facilities and other recreational amenities. Residential units will include ski-in/ski-out single family homesites, multifamily condominium units and townhome units. Development plans for the 30 acre site are still in the preliminary stages but include a mixed use project of residential units and commercial space.


        COMPETITION.   The ski industry is highly competitive. The Company
competes directly with numerous ski areas in Colorado for the day skier, with major ski resort areas in the United States, Canada and Europe for the destination skier and with worldwide recreation resorts for the vacation guest. The Company's major U.S. competitors include the Utah ski areas, the Lake Tahoe area in California and Nevada, the New England ski areas and the major Colorado areas including Crested Butte, Copper Mountain, Telluride, Steamboat Springs, Winter Park and the Aspen resorts. The competitive position of the Company's ski areas is dependent upon many diverse factors such as proximity to population centers, availability and cost of transportation to the areas, including direct flight availability by major airlines, pricing, snowmaking facilities, type and quality of skiing offered, duration of the ski season, prevailing weather conditions, the number, quality and price of related services and lodging facilities, and the reputation of the areas.

        Maintaining the ski resorts and improving the facilities is capital intensive. In order to be competitive, the Company has focused on improving the resort facilities and related amenities available to skiers at its resorts and has substantially upgraded the facilities at all four resorts. Resort capital expenditures for fiscal 1997 totaled $51.0 million.

        The market for undeveloped real estate near ski resorts is subject to fluctuations due to many factors including changes in the general economy, costs and availability of borrowed money and conditions in the construction and real estate industry. In addition, changes in legislation and governmental regulations, such as local and federal tax laws, land-use and zoning restrictions, and environmental protection, could adversely affect real estate sales. With respect to the sale of the Company's undeveloped real estate, the Company has many competitors, not only in the Vail, Breckenridge, Keystone and Beaver Creek areas but also throughout the Colorado mountain country and in the other major ski areas in the United States. Management believes that the size, historically consistent snow conditions and existing amenities of the Company's resorts give the Company a competitive advantage over many of its competitors.

        REGULATION AND LEGISLATION.   The Company has been granted the right to
use federal land as the site for ski lifts and trails and related activities under the terms of permits with the Forest Service. The Forest Service has the right to review and comment on the location, design and construction of improvements in the permit area and on many operational matters. While virtually all of the skiable terrain on Vail Mountain, Breckenridge Mountain and Keystone Mountain is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the Bachelor Gulch and Arrowhead Mountain areas, is located on Company owned land. The Company has received approval from the Forest Service for infrastructure development of bowl skiing terrain in Category III which is located within the current Vail Mountain permit area. Certain opponents of the Category III expansion have stated that they intend to file a lawsuit seeking to overturn the decision of the Forest Service.

        The permits originally granted by the Forest Service were (i) Term Special Use Permits granted for 30 year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (ii) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single term special use permit that can be issued for up to 40 years. Vail Mountain operates under a unified permit for the use of 12,590 acres, which expires October 31, 2031. Breckenridge Mountain operates under a Term Special Use Permit, that expires on December 31, 2029. Keystone Mountain operates under a Term Special Use Permit, that expires on December 31, 2032.
The Beaver Creek property is covered by a Term Special Use Permit covering 80 acres and a Special Use Permit covering the remaining 2,695 acres, both expiring in 2006. In December 1992, the Company exercised its statutory right to convert its dual permits for the Beaver Creek Mountain Resort into a unified permit for the maximum period of 40 years and is currently in the process of negotiating the final terms of the unified permit. All of the Company's Forest Service permits are terminable by the Forest Service if determined by the Forest Service that termination is required in the public interest. However, to the Company's knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort has ever been terminated by the Forest Service.

        For use of its permits, the Company pays a fee to the Forest Service. Under recently enacted legislation, retroactively effective to fiscal 1996, the Company pays a fee to the Forest Service ranging from 1.5% to 4.25% of sales occurring on Forest Service land. However, through fiscal 1998, the Company must pay the greater of (i) the fee due under the new legislation or (ii) the fees actually paid for fiscal 1995 that were calculated under the former fee calculation method. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.


BUSINESS SEGMENTS

        Business segment information is presented in Note 10 to the accompanying consolidated financial statements.


INITIAL PUBLIC OFFERING

         The Company consummated an initial public offering (the "Offering") on February 7, 1997. The Company sold 5 million shares of common stock in the Offering at a price of $22.00 per share. Net proceeds to the Company after direct expenses of the Offering totaled $98.2 million. The Company used $68.6 million of the proceeds to redeem all of the 12 1/4% Senior Subordinated Notes due 2004, including a contractual early redemption premium of 4% and accrued interest up to the redemption date of March 10, 1997. The Company used the remainder of the proceeds for general corporate purposes.

ITEM 2.    PROPERTIES.

        The following table sets forth the principal properties owned or leased by the Company:

          LOCATION                 OWNERSHIP                    USE
---------------------------  -----------------------  --------------------------

         Vail Mountain       Owned                    Ski resort operations,
                                                      commercial space
         Beaver Creek        Owned                    Ski resort operations,
          Mountain                                    commercial space, real
                                                      estate held
                                                      for sale or development
         Arrowhead Mountain  Owned                    Ski resort operations,
                                                      commercial space, real
                                                      estate held for sale or
                                                      development, ski lifts and
                                                      trails
         Bachelor Gulch      Owned                    Ski resort operations,
          Village                                     commercial space, real
                                                      estate held for sale or
                                                      development, ski lifts and
                                                      trails
         Vail Mountain       Term Special Use Permit  Ski lifts, ski trails,
          (12,590 acres)                              buildings and other
                                                      improvements
         Beaver Creek        Term Special Use Permit  Ski lifts, ski trails,
          Mountain                                    buildings and other
          (80 acres)                                  improvements
         Beaver Creek        Special Use Permit       Ski trails
          Mountain
          (2,695 acres)
         Beaver Creek        Owned                    Golf course, employee
          Resort                                      housing and residential
                                                      spaces
         Avon, CO            Leased                   Corporate offices
         Avon, CO            Owned                    Real estate held for sale
                                                      or development
         Keystone Mountain   Owned                    Ski resort operations,
                                                      commercial space, real
                                                      estate held for sale or
                                                      development
         Breckenridge        Owned                    Ski resort operations,
          Mountain                                    commercial space, real
                                                      estate held for sale or
                                                      development
         Keystone Resort     Owned                    Resort operations, real
                                                      estate held for sale or
                                                      development
         Keystone Lodge      Owned                    Lodging and resort
                                                      operations, real estate
                                                      held for sale or
                                                      development
         Keystone            Owned                    Conference facility
          Conference Center
         Keystone Ranch      Owned                    Golf course and
                                                      restaurant facilities
         Keystone Mountain   Term Special Use         Ski lifts, ski trails,
          (5,571 acres)      Permits                  buildings and other
                                                      improvements
         Breckenridge        Term Special Use         Ski lifts, ski trails,
          Mountain           Permits                  buildings and other
          (3,156 acres)                               improvements

        The Vail and Beaver Creek Forest Service Permits are encumbered.


ITEM 3.    LEGAL PROCEEDINGS.

        The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, all matters are adequately covered by insurance or, if not covered, are without merit, or involve such amounts as would not have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        None.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

        The Company's Common Stock is traded on the New York Stock Exchange
(MTN). The Company's Class A Common Stock is not listed on any exchange and is not publicly traded. Class A Common Stock is convertible into Common Stock. As of December 15, 1997, 34,114,435 shares of common stock were issued and outstanding, of which 11,639,834 shares were Class A Common Stock held by approximately three holders and 22,474,601 shares were Common Stock held by approximately 180 holders.

        The Company distributed a right to receive up to $2.44 per share of Common Stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company was obligated to make payments under the Rights only to the extent that it received sufficient gross proceeds upon the closings of certain real estate contracts which were outstanding as of September 30, 1996. The Company has made the full payments due under the rights as of October 31, 1997.

        Other than the Rights, the Company has never paid or declared a cash dividend on its Common Stock or Class A Common Stock. The declaration of cash dividends in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed relevant by the Board of Directors at that time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business, and the Company does not anticipate paying any cash dividends on its shares of Common Stock or Class A Common Stock in the foreseeable future.

        The following table sets forth, for the fiscal quarters indicated (ended December 31, March 31, June 30 and September 30), the range of high and low sale prices of Vail Resorts common stock as reported on the NYSE Composite Tape. Prior to the Offering on February 7, 1997, there was no established public trading market for the common stock of the Company.


                                                       VAIL RESORTS COMMON STOCK
                                                       -------------------------
         FISCAL 1997                                     HIGH              LOW
         -----------                                   -------            ------
         1/st/ Quarter................................       -                 -
         2/nd/ Quarter................................  24 1/4            18 5/8
         3/rd/ Quarter................................  26                17 3/8
         4/th/ Quarter................................  27 11/16          23


ITEM 6.    SELECTED FINANCIAL DATA.

        The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the years ended September 30, 1993, 1994, 1995, 1996 and 1997 are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent accountants whose 1994 report with respect to Packerland Packing Company, Inc., a former wholly-owned subsidiary of Vail Associates, is based on the report of Ernst & Young LLP. Results of the operations acquired in the Acquisition have been included in the fiscal 1997 consolidated statement of operations from January 4, 1997 through September 30, 1997, except that results of operations for the Arapahoe Basin Mountain Resort for the period of the Company's ownership have been excluded. The selected historical consolidated financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

        The Other Data presented below includes information on Resort Cash Flow. Resort Cash Flow is defined as revenues from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For information regarding the Company's historical cash flows from operating, investing and financing activities see the Company's consolidated financial statements included in Item 8. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditure and debt service requirements. The data presented below are in thousands except per share amounts.



                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------
                                             1993       1994       1995       1996       1997
                                          ----------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Revenues:
         Resort..........................  $114,623    $124,982   $126,349   $140,288   $259,038

         Real estate.....................     4,610      22,203     16,526     48,655     71,485
                                           --------    --------   --------   --------   --------
               Total revenues............   119,233     147,185    142,875    188,943    330,523
Operating expenses:
         Resort..........................    69,749      78,365     82,305     89,890    172,715
         Real estate.....................     5,165      20,341     14,983     40,801     66,307
         Corporate expense...............     6,467       7,160      6,701     12,698      4,663
         Depreciation and amortization...    13,404      17,186     17,968     18,148     34,044
                                           --------    --------   --------   --------   --------
                                             94,785     123,052    121,957    161,537    277,729
Income from operations...................    24,448      24,133     20,918     27,406     52,794
Net income (after-tax)...................      (146)        761      3,282      4,735     19,698

Earnings per common share................  $   (.01)   $    .04   $    .16   $    .22   $    .64
                                           ========    ========   ========   ========   ========
OTHER DATA:
Resort
           Resort Revenue................  $114,623    $124,982   $126,349   $140,288   $259,038
           Resort Cash Flow..............    44,874      46,617     44,044     50,398     86,593
           Skier days....................     2,059       2,056      2,136      2,228      4,273
           Resort Revenue/skier day......  $  55.67    $  60.79   $  59.15   $  62.97   $  60.62
Real estate
           Revenues from real estate
            sales........................  $  4,610    $ 22,203   $ 16,526   $ 48,655   $ 71,485
           Real estate operating profit..      (555)      1,862      1,543      7,854      5,178
           Real estate assets............    15,673      42,637     54,858     84,055    154,925
BALANCE SHEET DATA:
Total assets............................   $459,131    $450,018   $429,628   $422,612   $855,949
Long-term debt including current
 maturities.............................     250,56     225,654    191,313    144,750    265,062
Stockholders' equity....................     131,97     162,494    167,694    123,907    405,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements as of September 30, 1997 and 1996 and for the years ended September 30, 1997, 1996 and 1995, included in Item 8 to this Form 10-K, which provide additional information regarding financial condition and operating results.

        This Management's Discussion and Analysis contains information regarding Resort Cash Flow. Resort Cash Flow is defined as revenue from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditure and debt service requirements.

        On January 3, 1997, the Company acquired the Breckenridge, Keystone and Arapahoe Basin mountain resorts as well as significant related real estate interests and developable land. Pursuant to a consent decree with the United States Department of Justice, the Company divested the Arapahoe Basin Mountain Resort on September 5, 1997. (See Note 3 to the consolidated financial statements.) The Breckenridge and Keystone mountain resorts are referred to herein as the "Acquired Resorts."

        The Company's business is seasonal. Historically the Company has generated the vast majority of its revenues in the first and second quarters of each fiscal year. The Company typically has negative Resort Cash Flow and reports losses for the third and fourth quarters of each fiscal year.

        The Company has elected to change its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year 1998 will end on July 31, 1998 and consist of ten months. The Company will file quarterly reports for fiscal 1998 for the interim periods ending January 31, 1998 and April 30, 1998.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 ("FISCAL 1997") VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996")

        The actual results of fiscal 1997 versus the actual results of fiscal 1996 discussed below are not comparable due to the acquisition of the Acquired Resorts by the Company on January 3, 1997. Accordingly, the usefulness of the comparisons presented below is limited as fiscal 1997 includes the results of the Acquired Resorts since January 3, 1997 while fiscal 1996 does not include any results of the Acquired Resorts. Please see pro forma comparisons elsewhere in this Management's Discussion and Analysis.

        Resort Revenue.   Resort Revenue for fiscal 1997 was $259.0 million, an
increase of $118.8 million, or 84.7%, compared to fiscal 1996. The increase was attributable primarily to (i) the inclusion of the results of the Acquired Resorts from January 4, 1997 ($104.8 million) and (ii) increases in lift ticket, ski school, food service, retail and rental, hospitality and other revenues.

         Resort Operating Expenses.   Operating expenses from resort operations
("Resort Operating Expenses") were $172.7 million for fiscal 1997, representing an increase of $82.8 million, or 92.1%, as compared to fiscal 1996. The increase in Resort Operating Expenses is primarily attributable to (i) the inclusion of the results of the Acquired Resorts from January 4, 1997 ($69.1 million), (ii) increased variable expenses resulting from the increased level of Vail/Beaver Creek Resort Revenue and skier days in fiscal 1997, (iii) expenses associated with new Vail/Beaver Creek food service and retail/rental operations and (iv) a one-time reorganization charge of $2.2 million in the third quarter of fiscal 1997.

         Resort Cash Flow. Resort Cash Flow for fiscal 1997 was $86.3 million, an increase of $35.9 million, or 71.2%, compared to fiscal 1996. The increase in Resort Cash Flow is due primarily to the inclusion of the results of the Acquired Resorts from January 4, 1997 ($35.7 million) and the increased level of Vail/Beaver Creek Resort Revenue, offset by increased expenses related to new operations as described above.

         Real Estate Revenues. Revenues from real estate operations for fiscal 1997 were $71.5 million, an increase of $22.8 million, compared to fiscal 1996. Revenue for fiscal 1997 consists primarily of the sales of 65 single family homesites in the Bachelor Gulch Village development which totaled $47.5 million, two condominiums in the Golden Peak base facility totaling $8.0 million, various condominiums in Beaver Creek Village totaling $4.2 million and Arrowhead Village land sales of approximately $5.1 million. Revenue for fiscal 1996 consisted primarily of the sales of 30 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $30.9 million.

         Real Estate Operating Expenses.   Real estate operating expenses for
fiscal 1997 were $66.3 million, an increase of $25.5 million, compared to fiscal 1996. Real estate cost of sales for fiscal 1997 consists primarily of the cost of sales and real estate commissions associated with the sales of 65 single family homesites in the Bachelor Gulch Village development, two Golden Peak condominiums, various condominiums in Beaver Creek Village and Arrowhead Village land sales. Real estate cost of sales for fiscal 1996 consisted primarily of the cost of sales and real estate commissions associated with the sale of 30 single family homesites in the Strawberry Park development at Beaver Creek Resort.

        Corporate Expense.   Corporate expense was $4.7 million for fiscal 1997,
a decrease of $8.0 million as compared to fiscal 1996. For periods prior to fiscal 1997, corporate expense included the costs associated with the Company's holding company structure and overseeing multiple lines of business, including the discontinued operations. In fiscal 1997, corporate expense includes certain personnel, tax, legal, directors' and officers' insurance and other consulting fees relating solely to the Company's resort and real estate operations. Corporate expense for fiscal 1996 includes the following nonrecurring charges:
(i) $2.1 million related to the termination of an employment agreement with the Company's former Chairman and Chief Executive Officer, (ii) $4.5 million related to nonrecurring payments to certain holders of employee stock options, and (iii) $1.9 million of compensation expense related to the exercise of stock options by the Company's former Chairman and Chief Executive Officer. Excluding the effect of those items, corporate expense increased $0.4 million.

         Depreciation and Amortization.   Depreciation and amortization expense
was $34.0 million for fiscal 1997, an increase of $15.9 million, as compared to fiscal 1996. The increase was primarily attributable to the inclusion of the results of the Acquired Resorts from January 4, 1997 ($14.1 million ) and Vail/Beaver Creek capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

         Interest Expense. During fiscal 1997 and fiscal 1996, the Company recorded interest expense of $20.3 million and $14.9 million, respectively, which relates primarily to the Company's Senior Subordinated Notes, the Industrial Development Bonds, and the Company's credit facilities. The increase in interest expense from fiscal 1996 to fiscal 1997, is attributable to the interest incurred on the $165 million in debt assumed in the Acquired Resorts and the contractual redemption premium incurred in the early redemption of the 12 1/4% Senior Subordinated Notes due 2004, partially offset by interest reductions due to redemptions totaling $54.5 million in principal amount of Senior Subordinated Notes in the first half of fiscal 1996. See "Liquidity and Capital Resources."

FISCAL 1996 VERSUS YEAR ENDED SEPTEMBER 30, 1995 ("FISCAL 1995")

        Resort Revenue. Resort Revenue for fiscal 1996 was $140.3 million, an increase of $13.9 million, or 11.0%, compared to fiscal 1995. The increase was attributable primarily to (i) an 8.4% increase in lift ticket revenue due to a 4.3% increase in skier days (a 5.3% increase at Vail Mountain and a 1.5% increase at Beaver Creek Mountain) and an increase in effective ticket price (defined as total lift ticket revenue divided by total skier days "ETP") from $29.96 to $31.12, or 3.9%, (ii) a 9.6% increase in ski school revenue due to increases in lesson prices and increases in lesson volume driven primarily by snowboarding and children's lessons, (iii) a 9.8% increase in food service revenues due to price increases and the increase in skier days, (iv) a 19.1% increase in retail and rental revenues due to favorable changes in product mix, the growth in popularity of snowboarding and new ski technology, and the increase in skier days, and (v) a 17.2% increase in hospitality revenues due primarily to enhanced marketing efforts for the Company's property management activities.

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

        Corporate Expense.   Corporate expense was $12.7 million for fiscal
1996, an increase of $6.0 million as compared to fiscal 1995. Corporate expense for fiscal 1996 includes the following nonrecurring charges: (i) $2.1 million related to the termination of an employment agreement with the Company's former Chairman and Chief Executive Officer, (ii) $4.5 million related to nonrecurring payments to certain holders of employee stock options and (iii) $1.9 million of compensation expense related to the exercise of stock options by the Company's former Chairman and Chief Executive Officer. Excluding the effect of those items, corporate expense decreased $2.5 million. This decrease was primarily due to the inclusion in fiscal 1995, of $1.6 million of compensation expense related to shares of Common Stock granted to the Company's former Chief Executive Officer pursuant to an employment agreement dated October 8, 1992. Those shares were earned over the three year period beginning on the date of the employment agreement and ending on October 8, 1995. Accordingly, compensation expense was charged to corporate expense ratably over that period. The remaining decrease was attributable to reductions in payroll expense and other office expenses related to the partial closure of the Company's Denver office as of December 31, 1995.

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

        Loss on disposal of fixed assets. The loss on disposal of fixed assets for fiscal 1996 was $2.6 million compared to $849,000 for fiscal 1995. The loss for fiscal 1996 consists primarily of a $2.3 million loss on the retirement of the Lionshead gondola and a $340,000 loss on the retirement of the Golden Peak chairlift. Both lifts have been replaced with upgraded equipment. The loss for fiscal 1995 consists primarily of a $600,000 loss on the write off of lift equipment which was replaced during an upgrade of a Vail Mountain chairlift..

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


PRO FORMA RESULTS OF OPERATIONS--FISCAL 1997 VERSUS FISCAL 1996

        The following unaudited pro forma results of operations of the Company for fiscal 1997 and fiscal 1996 assume that the Acquisition occurred on October 1, 1995. The unaudited pro forma financial information below excludes the results of Arapahoe Basin Mountain Resort, which the Company divested on September 5, 1997. Resort Operating Expenses and Resort Cash Flow for the year ended September 30, 1997, include the effect of a one-time restructuring charge in the amount of $2.2 million recorded in the third quarter of fiscal 1997. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.


                                             YEAR           YEAR
                                            ENDED           ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,
                                             1997           1996
                                        --------------  -------------
                                                 (UNAUDITED)
                                               (IN THOUSANDS)
           Resort Revenue.............       $291,203        $267,409
           Resort Operating Expenses..        200,515         182,581
                                             --------        --------
           Resort Cash Flow...........         90,688          84,828

         Resort Revenue. Pro forma Resort Revenue for the year ended September 30, 1997 was $291.2 million, an increase of $23.8 million, or 8.9%, compared to the year ended September 30, 1996. Revenue by category is as follows:

                                YEAR           YEAR
                                ENDED          ENDED
                            SEPTEMBER 30,  SEPTEMBER 30,
                                1997           1996
                            -------------  -------------
                                   (IN THOUSANDS)
           Lift tickets...       $135,884       $127,663
           Ski school.....         34,471         33,091
           Food service...         43,704         38,133
           Retail/rental..         17,624         13,362
           Hospitality....         33,984         31,822
           Other..........         25,536         23,338
                                 --------       --------
           Total revenue         $291,203       $267,409
                                 ========       ========


         Lift ticket revenue increased due to an increase in effective ticket price from $27.49 to $27.79, or 1.1% and a 5.3% increase in skier days. The increase in ETP is primarily due to increases in the lead ticket prices at each resort, offset by higher usage of discounted tickets targeted at skiers from the Denver/Colorado Springs area and an increase in late season skier days which tend to have a lower ETP. The increase in skier days was due primarily to (i) an increase in snowboarders at Keystone Mountain as the 1996-97 ski season represented the first time that snowboarding had been permitted on Keystone Mountain and (ii) increases at Beaver Creek Mountain due in part to the 30% terrain expansion with the opening of Bachelor Gulch. Ski school revenue increased 4.2% due primarily to increases in the number of snowboarding lessons and children's lessons sold. Food service revenue increased 14.6% primarily as a result of the opening of six new operations, expansion of existing operations and price increases at Vail and Beaver Creek mountains. Retail and rental revenues increased 31.9% due to the opening of nine new operations and the repositioning of existing operations to take advantage of current trends such as snowboarding, as well as greater product diversity throughout the Company's retail operations. Hospitality revenue increased 6.8% primarily due to (i) increases in property management revenue at Beaver Creek Resort attributable to increases in the number of units under management and the average daily revenue per unit and (ii) increases in lodging revenue at Company owned and managed lodging facilities at Beaver Creek Resort and Keystone Resort attributable to price increases and higher occupancy rates.

         Resort Operating Expenses. Pro forma Resort Operating Expenses were $200.5 million for the year ended September 30, 1997, compared to $182.6 million for the year ended September 30, 1996. Resort operating expenses as a percentage of Resort Revenue increased from 68.3% to 68.9% in the year ended September 30, 1997. The increase in Resort Operating Expenses is attributable to
(i) increased variable expenses resulting from the increased level of Resort Revenue, (ii) expenses associated with new food service and retail/rental operations, (iii) increases in the operating expenses of the Acquired Resorts and (iv) a one-time reorganization charge of $2.2 million in the third quarter of fiscal 1997.

         Resort Cash Flow. Resort Cash Flow was $90.7 million for the year ended September 30, 1997, compared to $84.8 million for the year ended September 30, 1996. Resort Cash Flow as a percentage of Resort Revenue decreased from 31.7% to 31.1% in the year ended September 30, 1997. The increase in Resort Cash Flow is due primarily to the increased level of Resort Revenue, offset by increased expenses related to new operations, a one-time reorganization charge of $2.2 million and increases in the Acquired Resorts' operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically provided funds for debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short term and long term borrowings and sales of real estate.

        The Company's cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures and investments in real estate. In fiscal 1997, cash used in investing activities of $251.8 million was attributable primarily to cash paid for the Acquired Resorts, including direct costs and offset by cash acquired, of $146.4 million, resort capital expenditures of $51.0 million and investments in real estate of $56.9 million.

        Resort capital expenditures for the year ended September 30, 1997 were $51.0 million. Investments in real estate for that period were $56.9 million, which included $7.0 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) the new Lionshead gondola, (ii) the renovation and expansion of the Eagles Nest facility and the creation of Adventure Ridge and
(iii) new retail, restaurant and skier service facilities in the renovated Golden Peak base facility. The primary projects included in investments in real estate were (i) the completion of six luxury condominiums located in the new Golden Peak base facility, (ii) infrastructure related to the Bachelor Gulch real estate development, (iii) construction costs associated with Beaver Creek Village Center, (iv) infrastructure related to Arrowhead Village, (v) infrastructure related to the snowmaking reservoir at Beaver Creek, Bachelor Gulch and Arrowhead villages and (vi) a new high speed quad chairlift at Beaver Creek Resort.

        On January 3, 1997, the Company acquired the Breckenridge, Keystone and Arapahoe Basin mountain resorts as well as significant related real estate interests and developable land. In connection with this acquisition, the Company paid cash of $139.7 million, assumed indebtedness of $59.8 million and issued 7,554,406 shares of Common Stock valued at $151.1 million to Ralston Foods, Inc. Direct expenses incurred in the transaction approximated $9.0 million. Pursuant to a Consent Decree with the United States Department of Justice, the Company was required to divest the Arapahoe Basin mountain resort. On September 5, 1997, the Company sold the Arapahoe Basin mountain resort for a sum of $4.0 million.

        The Company estimates that it will make resort capital expenditures totaling between $50.0 and $70.0 million in fiscal 1998. The primary projects are anticipated to include (i) trail and infrastructure improvements at Keystone Mountain, (ii) terrain and facilities improvements at Breckenridge Mountain,
(iii) expansion of the grooming fleets at Vail and Beaver Creek mountains, (iv) upgrades to the back office and front line information systems and (v) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate in fiscal 1998 are anticipated to be between $40.0 and $50.0 million. The primary projects are anticipated to include (i) continuing infrastructure related to Bachelor Gulch Village and Arrowhead Village, (ii) golf course development, (iii) investments in developable land at strategic locations at the four ski resorts and (iv) investments in a joint venture to develop property located at the base of Keystone Mountain.

        The Company continues to pursue strategic resort acquisition opportunities as well as opportunities to expand its presence in lodging, property management, retail, food service and commercial leasing activities within its existing resorts. See "Recent Developments."

        The Company generated cash from financing activities of $151.0 million in fiscal 1997, consisting of proceeds from the initial public offering, net of direct costs, of $98.2 million, proceeds from borrowings under long-term debt of $235.0 million, offset by payments on long-term debt of $140.0 million and payments under the Rights of $42.2 million.

        At September 30, 1996, the Company had $44.0 million in outstanding borrowings under its former credit facilities. Through January 3, 1997, the Company borrowed an additional $26.0 million under those facilities. On January 3, 1997, in connection with the closing of the Acquisition, all amounts outstanding under the Company's former credit facilities were repaid with proceeds from the Company's Credit Facilities. The Credit Facilities provide for debt financing up to an aggregate principal amount of $340 million and consist of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities"). The Term Loan Facilities were used to finance $139.7 million of the Acquisition purchase price and the balance of the Term Loan Facilities was used to repay borrowings under the Company's former credit facilities. The Revolving Credit Facility matures on April 15, 2003. The minimum amortization under the Term Loan Facilities is $11.5 million, $14.0 million, $19.0 million, $21.5 million, $26.5 million, $31.5 million and $41.0 million during the fiscal years ending September 30, 1998, 1999, 2000, 2001, 2002, 2003 and 2004, respectively. The Company is also required to make mandatory amortization payments under the Term Loan Facilities with excess cash flow (as defined in the Credit Agreement), proceeds from asset sales, and proceeds from certain equity and debt offerings. During the year ended September 30, 1997, the Company repaid credit facility borrowings totaling $77.0 million.

         The Credit Facilities require that no more than $125.0 million in the aggregate be outstanding under the Revolving Credit Facility for a period of 30 consecutive days during each fiscal year, such period to include April 15. The proceeds of loans made under the Revolving Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

         The Company consummated its initial public offering (the "Offering") on February 7, 1997. The Company sold 5 million shares of common stock in the Offering at a price of $22.00 per share. Net proceeds to the Company after direct expenses of the Offering totaled $98.2 million. The Company used $68.6 million of the proceeds to redeem all of the Senior Subordinated Notes, including a contractual early redemption premium of 4% and accrued interest up to the redemption date of March 10, 1997. The Company used the remainder of the proceeds for general corporate purposes. The Company was not required to use any of the proceeds from the Offering to make payments under the Term Loan Facilities.

         On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company was obligated to make payments under the Rights only to the extent that it received proceeds under certain real estate contracts outstanding at September 30, 1996. As of September 30, 1997, the Company had received gross proceeds under the applicable contracts totaling $49.9 million and had made payments under the Rights of $42.2 million. In addition, the Company's former Chairman and Chief Executive Officer waived his right to receive approximately $2.7 million in payments under the Rights in exchange for the payment of the exercise price on certain stock warrants that he held. On October 31, 1997, the Company paid all remaining amounts due under the Rights.

         Based on current levels of operations and cash availability, the Company believes that it will be able to satisfy its debt service and capital expenditure requirements from cash flow from operations, and borrowings under the Credit Facilities.

         The Company believes that inflation during the past three years has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

         The Company is currently in the process of evaluating its software and hardware for Year 2000 compliance. Although a final assessment has not been completed, the Company believes that the costs to be incurred will not be material to the overall presentation of the consolidated financial statements.

RISK MANAGEMENT

         The Company uses interest rate swaps to modify its exposure to interest rate movements and reduce its borrowing costs. The Company enters into interest rate swap agreements for certain of its floating rate borrowings outstanding under its Term Credit Facilities. The Company's Term Credit Facilities and the Revolving Credit Facility are indexed to LIBOR. The Company utilizes a sensitivity analysis technique to evaluate the effect that changes in LIBOR will have on the Company's borrowings that are indexed to that rate. At September 30, 1997, the borrowings that were not subject to interest rate swap agreements totaled $127 million. Based on the average floating rating borrowings outstanding throughout fiscal 1997, a 100 basis point change in LIBOR, would cause the Company's monthly interest expense to change by $111,000. The Company believes that these amounts are not significant to the earnings of the Company.

RECENT DEVELOPMENTS

        On October 1, 1997, the Company purchased the assets constituting the Breckenridge Hilton for a total purchase price of $18.6 million. The purchase price includes a cash payment of $18.1 million, $0.2 million in assumed liabilities and $0.3 million to provide for contingent consideration that may be paid pursuant to the purchase agreement. The Breckenridge Hilton is a 208-room full service hotel, located at the base of Breckenridge Mountain, and includes dining, conference and fitness facilities. The acquisition was accounted for as a purchase combination.

        On October 7, 1997, the Company purchased 100% of the outstanding stock of Lodge Properties, Inc., a Colorado corporation ("LPI"), for a purchase price of $30.2 million. LPI owns and operates The Lodge at Vail (the "Lodge"), a 59-room hotel located in Vail, Colorado, and provides management services to an additional 40 condominiums. The Lodge includes restaurant and conference facilities as well as other amenities. In addition to the hotel property, LPI owns a parcel of developable land strategically located at the primary base area of Vail Mountain. In addition to the cash purchase price, the Company expects to incur approximately $9.2 million to complete a new wing of the hotel which is currently under construction. The acquisition was accounted for as a purchase combination.

        The Company funded the above acquisitions with proceeds from its Revolving Credit Facilities.

        On October 10, 1997, the Company borrowed an additional $32 million under a new line of credit with its Credit Facility provider (the "Line of Credit"), the proceeds of which were used to reduce the Revolving Credit Facility balance. Borrowings under the Line of Credit bear interest annually at the Company's option at the rate of LIBOR (5.7% at September 30, 1997) plus a margin, or 7.5%.

        In December 1997, the Company received a commitment from its lender, as agent, to amend the Credit Facilities (the "Amended Credit Facilities"). The Amended Credit Facilities will provide for an increase in debt financing from $340 million to an aggregate principal amount of $450 million in the Revolving Credit Facility that will mature on December 19, 2002. Interest on outstanding advances under the Amended Credit Facilities is payable at rates based upon either LIBOR plus a margin ranging from .50% to 1.25% or prime plus a margin of up to .125%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is incorporated herein from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1998 which will be available no later than January 30, 1998.

ITEM 11.   EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1998 which will be available no later than January 30, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is incorporated herein from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1998 which will be available no later than January 30, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is incorporated herein from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1998 which will be available no later than January 30, 1998.



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

                                                                    SEQUENTIALLY
  EXHIBIT                                                              NUMBERED
  NUMBER                         DESCRIPTION                             PAGE
  -------                        -----------                        ------------

2.1           Stock Purchase Agreement among Vail Resorts, Inc.,
              Ralston Foods, Inc. and Ralston Resorts, Inc. dated
              July 22, 1996. (Incorporated by reference to
              Exhibit 2.1 of the report on Form 8-K of Vail
              Resorts, Inc. dated July 23, 1996).

2.2 First Amendment to the Stock Purchase Agreement among Vail Resorts, Inc., Ralston Foods, Inc. and
              Ralston Resorts, Inc. dated December 20, 1996.
              (Incorporated by reference to Exhibit 2.2 of the report on Form 8-K of Vail Resorts, Inc. dated
              January 8, 1997).

2.3 Second Amendment to the Stock Purchase Agreement among Vail Resorts, Inc., Ralston Foods, Inc. and
              Ralston Resorts, Inc. dated December 31, 1996.
              (Incorporated by reference to Exhibit 2.3 of the report on Form 8-K of Vail Resorts, Inc. dated
              January 8, 1997).

3.1 Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on the Effective Date. (Incorporated by reference to Exhibit 3.1 of the Registration
              Statement on Form S-4 of Gillett Holdings, Inc.
              (Registration No. 33-52854) including all amendments thereto.)

3.2 Amended and Restated By-Laws adopted on the Effective Date. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-
              4 of Gillett Holdings, Inc. (Registration No. 33-
              52854) including all amendments thereto.)

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

10.5          Employment Agreement dated October 8, 1992 between
              Vail Associates, Inc. and Andrew P. Daly.
              (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-4 of Gillett
              Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

10.6          Employment Agreement dated October 30, 1992 between
              Vail Associates, Inc. and James Kent Myers.
              (Incorporated by reference to Exhibit 10.10 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September
              30, 1993.)


                                                                    SEQUENTIALLY
   EXHIBIT                                                            NUMBERED
   NUMBER                 DESCRIPTION                                    PAGE
   -------                -----------                                  -------

10.7          Joint Liability Agreement by and among Gillett
              Holdings, Inc. and the subsidiaries of Gillett
              Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of the Registration Statement on Form
              S-4 of Gillett Holdings, Inc. (Registration No. 33-
              52854) including all amendments thereto.)

10.8(a)       Management Agreement between Gillett Holdings, Inc.
              and Gillett Group Management, Inc. dated as of the Effective Date. (Incorporated by reference to Exhibit 10.11 of the Registration Statement on Form
              S-4 of Gillett Holdings, Inc. (Registration No. 33-
              52854) including all amendments thereto.)

10.8(b) Amendment to Management Agreement by and among the Company and its subsidiaries dated as of November
              23, 1993. (Incorporated by reference to Exhibit
              10.12(b) of the report on Form 10-K of Gillett
              Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.9(a)       Tax Sharing Agreement between Gillett Holdings,
              Inc. dated as of the Effective Date. (Incorporated by reference to Exhibit 10.12 of the Registration
              Statement on Form S-4 of Gillett Holdings, Inc.
              (Registration No. 33-52854) including all amendments thereto.)

10.9(b) Amendment to Tax Sharing Agreement by and among the Company and its subsidiaries dated as of November
              23, 1993. (Incorporated by reference to Exhibit
              10.13(b) of the report on Form 10-K of Gillett
              Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.10         Form of Gillett Holdings, Inc. Deferred
              Compensation Agreement for certain GHTV employees.
              (Incorporated by reference to Exhibit 10.13(b) of the Registration Statement on Form S-4 of Gillett
              Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

10.11(a) Credit Agreement dated as of January 3, 1997 among the Vail Corporation, the Banks named therein and NationsBank of Texas, N.A., as issuing banks and agent.

10.11(b) Pledge Agreement dated as of January 3, 1997 among the Vail Corporation and NationsBank of Texas, N.A.
              as agent.

10.11(c) Credit Agreement dated as of October 10, 1997 among the Vail Corporation And NationsBank of Texas,
              N.A., as lender.

10.11(d) Trust Indenture dated as of September 1, 1992 between Eagle County, Colorado, and Colorado
              National Bank, as Trustee, securing Sports Housing
              Facilities Revenue Refunding Bonds. (Incorporated by reference to Exhibit 10.16(g) of the Registration Statement on Form S-4 of Gillett
              Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

10.11(e)      First Amendment to Trust Indenture dated as of
              November 23, 1993 between Eagle County, Colorado and Colorado National Bank, as Trustee, securing
              Sports and Housing Facilities Revenue Refunding
              Bonds. (Incorporated by reference to Exhibit
              10.17(f) of the report on Form 10-K of Gillett
              Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.11(f) Trust Indenture dated as of September 1, 1992 between Eagle County, Colorado, and Colorado
              National Bank, as Trustee, securing Sports
              Facilities Revenue Refunding Bonds. (Incorporated by reference to Exhibit 10.16(h) of the Registration Statement on Form S-4 of Gillett
              Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

                                                                    SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                         DESCRIPTION                            PAGE
  -------                        -----------                        ------------

10.11(g) First Amendment to Trust Indenture dated as of November 23, 1993 between Eagle County, Colorado and Colorado National Bank, as Trustee, securing Sports Facilities Revenue Refunding Bonds. (Incorporated by reference to Exhibit 10.17(h) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.11(h) Sports and Housing Facilities Financing Agreement dated as of September 1, 1992 between Eagle County, Colorado and Vail Associates, Inc. (Incorporated by reference to Exhibit 10.16(i) of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

10.11(i) First Amendment to Sports and Housing Facilities Financing Agreement and Assignment and Assumption Agreement dated as of November 23, 1993 between Eagle County, Colorado, Vail Associates, Inc. and The Vail Corporation. (Incorporated by reference to
             Exhibit 10.17(j) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.11(j) Sports Facilities Financing Agreement dated as of September 1, 1992 between Eagle County, Colorado and Beaver Creek Associates, Inc., with Vail Associates, Inc. as Guarantor. (Incorporated by reference to Exhibit 10.16(j) of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

10.11(k) First Amendment to Sports Facilities Financing Agreement and Assignment and Assumption Agreement dated as of November 23, 1993 by and among Eagle County, Colorado, Beaver Creek Associates, Inc., Vail Associates, Inc., and The Vail Corporation. (Incorporated by reference to Exhibit 10.17(l) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.11(l) Guaranty dated as of September 1, 1992, by Vail Associates, Inc. delivered to Colorado National Bank, as Trustee. (Incorporated by reference to Exhibit 10.16(k) of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

10.12(a) Agreement for Purchase and Sale dated as of August 25, 1993 by and among Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail Properties Corporation, Arrowhead Property Management Company and Vail Associates, Inc. (Incorporated by reference to Exhibit 10.19(a) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.12(b) Amendment to Agreement for Purchase and Sale dated September 8, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail Properties Corporation, Arrowhead Property Management Company and Vail Associates, Inc. (Incorporated by reference to Exhibit 10.19(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.12(c) Second Amendment to Agreement for Purchase and Sale dated September 22, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail Properties Corporation, Arrowhead Property Management Company and Vail Associates, Inc. (Incorporated by reference to Exhibit 10.19(c) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

                                                                    SEQUENTIALLY
  EXHIBIT                                                             NUMBERED
  NUMBER                          DESCRIPTION                           PAGE
  -------                         -----------                       ------------

10.12(d) Third Amendment to Agreement for Purchase and Sale dated November 30, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail Properties Corporation, Arrowhead Property Management Company and Vail/Arrowhead, Inc. (Incorporated by reference to Exhibit 10.19(d) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.13        1992 Stock Option Plan of Gillett Holdings, Inc.
             (Incorporated by reference to Exhibit 10.20 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.14 Agreement to Settle Prospective Litigation and for Sale of Personal Property dated May 10, 1993, between the Company, Clifford E. Eley, as Chapter 7 Trustee of the Debtor's Bankruptcy Estate, and George N. Gillett, Jr. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.15        Employment Agreement dated April 1, 1994 between
             Gillett Holdings, Inc. and James S. Mandel
             (Incorporated by reference to Exhibit 10.22 of the report on Form 10-K of Gillett Holdings, Inc. for the year ended September 30, 1994.)

10.16        Employment Agreement dated April 1, 1994 between
             Vail Associates, Inc. and James S. Mandel
             (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Gillett Holdings, Inc. for the year ended September 30, 1994.)

10.17        Employment Agreement dated October 1, 1996 between
             Vail Associates, Inc. and Andrew P. Daly.

10.18        Employment Agreement dated July 29, 1996 between
             Vail Resorts, Inc. and Adam M. Aron.

10.19 Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc., and Apollo Ski Partners dated January 3, 1997. (Incorporated by reference to
             Exhibit 2.4 of the report on Form 8-K of Vail Resorts, Inc. dated January 8, 1997.)

10.20 1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-
             3, File No. 333-5341).

10.21        Agreement dated October 11, 1996 between Vail
             Reosrts, Inc. and George Gillett.

16 Letter from Ernst & Young LLP regarding change in certifying accountant. (Incorporated by reference to Exhibit 16 of the report on Form 8-K of Gillett Holdings, Inc. for the reportable event occurring on October 25, 1994.)

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

                                                                    SEQUENTIALLY
    EXHIBIT                                                           NUMBERED
    NUMBER                     DESCRIPTION                              PAGE
    -------                    -----------                          ------------

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

(c) A Current Report on Form 8-K was filed on January 8, 1997 related to the Company's acquisition of 100% of the capital stock of Ralston Resorts, Inc. on January 3, 1997.

     A Current Report on Form 8-K was filed on November 6, 1997 announcing the Company's fiscal year change from September 30 to July 31.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


VAIL RESORTS, INC.

Consolidated Financial Statements for the Years Ended September 30, 1997, 1996 and 1995

Report of Independent Public Accountants.................................... F-2

Consolidated Financial Statements
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
        Vail Resorts, Inc.:

        We have audited the accompanying consolidated balance sheets of VAIL RESORTS, INC., formerly known as Gillett Holdings, Inc. (a Delaware corporation), and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vail Resorts, Inc. and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                                         Arthur Andersen LLP

Denver, Colorado,
  November 5, 1997

                               VAIL RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          SEPTEMBER 30,  SEPTEMBER 30,
                                              1997           1996
                                          -------------  -------------
               ASSETS
               ------
Current assets:
        Cash and cash equivalents............  $  8,142       $  5,622
        Restricted cash......................     6,561          7,090
        Receivables..........................    17,638          4,660
        Notes receivable.....................     4,469              -
        Inventories..........................    10,789          4,639
        Deferred income taxes (Note 7).......    24,500         17,200
        Other current assets.................     4,253          5,490
                                               --------       --------
            Total current assets                 76,352         44,701
Property, plant and equipment, net
 (Note 5)....................................   411,117        197,279
Real estate held for sale....................   154,925         84,055
Deferred charges and other assets............    12,217          5,940
Notes receivable, noncurrent portion.........     1,073          5,581
Intangible assets, net (Note 5)..............   200,265         85,056
                                               --------       --------
            Total assets                       $855,949       $422,612
                                               ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
         Accounts payable and accrued
          expenses (Note 5)..................  $ 70,171       $ 48,096
         Income taxes payable................       325            325
         Rights payable to stockholders
          (Note 9)...........................     5,707         50,513
         Long-term debt due within one
          year (Note 4)......................     1,715             63
                                               --------       --------
            Total current liabilities........    77,918         98,997
Long-term debt (Note 4)......................   263,347        144,687
Other long-term liabilities..................    23,281         15,521
Deferred income taxes (Note 7)...............    85,737         39,500
Commitments and contingencies (Note 9)
Stockholders' equity (Notes 1 and 12):
         Preferred stock, $.01 par value
          25,000,000 shares authorized, no
          shares issued and outstanding......        --             --
   Common stock--
         Class A common stock, $.01 par
          value, 20,000,000 shares authorized,
          11,639,834 and 12,426,220
          shares issued and outstanding as of
          September 30, 1997 and 1996,
          respectively.......................       116            124
         Common Stock, $.01 par value,
          80,000,000 shares authorized,
          21,765,815 and 7,573,780 shares
          issued and outstanding as of
          September 30, 1997 and 1996,
          respectively..............                218             76
         Additional paid-in capital..........   385,634        123,707
         Retained earnings...................    19,698              -
                                               --------       --------
            Total stockholders' equity          405,666        123,907
                                               --------       --------


            Total liabilities and
             stockholders' equity............  $855,949       $422,612
                                               ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                               YEAR            YEAR            YEAR
                                              ENDED           ENDED           ENDED
                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               1997            1996            1995
                                          --------------  --------------  --------------
Net revenues:
        Resort..........................    $   259,038     $   140,288     $   126,349
        Real estate.....................         71,485          48,655          16,526
                                            -----------     -----------     -----------
         Total net revenues.............        330,523         188,943         142,875
Operating expenses:
        Resort..........................        172,715          89,890          82,305
        Real estate.....................         66,307          40,801          14,983
        Corporate expense...............          4,663          12,698           6,701
        Depreciation and amortization...         34,044          18,148          17,968
                                            -----------     -----------     -----------
         Total operating expenses.......        277,729         161,537         121,957
                                            -----------     -----------     -----------
Income from operations..................         52,794          27,406          20,918
Other income (expense):
        Investment income...............          1,762             586           3,295
        Interest expense................        (20,308)        (14,904)        (19,498)
        Loss on disposal of fixed
         assets.........................           (182)         (2,630)           (849)
        Other income (expense)..........           (383)         (1,500)          3,291
                                            -----------     -----------     -----------
Income before income taxes..............         33,683           8,958           7,157
Provision for income taxes (Note 7).....        (13,985)         (4,223)         (3,875)
                                            -----------     -----------     -----------
Net income..............................         19,698           4,735           3,282
                                            ===========     ===========     ===========

Earnings per common share (Note 2):
         Net income.....................           $.64            $.22            $.16
                                            ===========     ===========     ===========
         Weighted average shares
          outstanding...................     30,979,448      21,455,352      20,582,776
                                            ===========     ===========     ===========




          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                               VAIL RESORTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 COMMON STOCK
                                                                                 -------------


                                                                                               ADDITIONAL  RETAINED       TOTAL
                                                           SHARES                                PAID-IN   EARNINGS   STOCKHOLDERS'
                                             CLASS A       COMMON      TOTAL      AMOUNT         CAPITAL   (DEFICIT)      EQUITY
                                          -------------  ----------  ----------  --------      ----------  ---------  ------------
Balance, September 30, 1994..............   14,249,414    5,273,936  19,523,350  $    196        $133,645   $ 28,653    $162,494
Net income for the year ended September
   30, 1995..............................           --           --          --        --              --      3,282       3,282
Shares issued pursuant to stock grants
   (Note 11).............................           --      238,326     238,326         2           1,916         --       1,918
Shares of Class A Common Stock con-
   verted to Common Stock (Note 12)......   (1,431,722)   1,431,722          --        --              --         --          --
                                          ------------   ----------  ----------  --------      ----------  ---------  ----------
Balance, September 30, 1995..............   12,817,692    6,943,984  19,761,676       198         135,561     31,935     167,694
Net income for the year ended September
   30, 1996..............................           --           --          --        --              --      4,735       4,735
Shares issued pursuant to stock grants
   (Note 11).............................           --      238,324     238,324         2           1,989         --       1,991
Rights payable to stockholders...........           --           --          --        --         (13,843)   (36,670)    (50,513)
Shares of Class A Common Stock con-
   verted to Common Stock (Note 12)......     (391,472)     391,472          --        --              --         --          --
                                          ------------   ----------  ----------  --------      ----------  ---------  ----------
Balance, September 30, 1996..............   12,426,220    7,573,780  20,000,000       200         123,707         --     123,907
Net income for the year ended September
   30, 1997..............................           --           --          --        --              --     19,698      19,698
Issuance of shares pursuant to options
 exercised (Note 11).....................           --      744,482     744,482         7          10,212         --      10,219
Issuance of shares in acquisition of
  resort, net (Note 3)...................           --    7,554,406   7,554,406        76         151,012         --     151,088
Issuance of shares in initial public
  offering, net (Note 1).................           --    5,000,000   5,000,000        50          98,100         --      98,150
Issuance of shares in acquisition of
  retail space, net......................           --      106,761     106,761         1           2,348         --       2,349
Compensation expense related to employee
  stock options..........................           --           --          --        --             255         --         255
Shares of Class A Common Stock con-
   verted to Common Stock (Note 12)......     (786,386)     786,386          --        --              --         --          --
                                          ------------   ----------  ----------  --------      ----------  ---------  ----------
Balance, September 30, 1997..............   11,639,834   21,765,815  33,405,649  $    334        $385,634   $ 19,698    $405,666
                                          ============   ==========  ==========  ========      ==========  =========  ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR            YEAR            YEAR
                                                                         ENDED           ENDED           ENDED
                                                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                          1997            1996            1995
                                                                     --------------  --------------  --------------
Cash flows from operating activities:
        Net income..................................................     $  19,698       $   4,735       $   3,282
Adjustments to reconcile net income to net cash provided by
          operating activities:
         Depreciation and amortization..............................        34,044          18,148          17,968
         Deferred compensation payments in excess of expense........          (331)           (814)         (1,325)
         Noncash cost of real estate sales..........................        52,647          32,394           9,208
         Noncash compensation related to stock grants (Note 11).....           306              25           1,633
         Noncash compensation related to stock options..............           255           1,915              --
         Noncash equity income......................................          (701)             --              --
         Deferred financing costs amortized.........................           389             247             237
         Loss on disposal of fixed assets...........................           182           2,630             849
         Deferred real estate revenue...............................            --              --           1,500
         Deferred income taxes, net (Note 7)........................         7,413           2,500           2,900
Changes in assets and liabilities:
         Restricted cash............................................           529            (575)         (3,738)
         Accounts receivable, net...................................         2,089             475            (349)
         Notes receivable, net......................................        (4,469)             --              --
         Inventories................................................          (835)           (418)         (1,236)
         Accounts payable and accrued expenses......................       (10,712)          9,551          10,141
         Other assets and liabilities...............................         2,867          (4,947)         (3,704)
                                                                         ---------       ---------       ---------
           Net cash provided by operating activities................       103,371          65,866          37,366
Cash flows from investing activities:
  Cash paid in resort acquisition, net of cash acquired.............      (146,386)             --              --
  Resort capital expenditures.......................................       (51,020)        (13,912)        (20,320)
  Investments in real estate........................................       (56,947)        (40,604)        (22,477)
  Investment in joint venture.......................................         2,511            (200)           (400)
  Other.............................................................            --              --             953
                                                                         ---------       ---------       ---------
           Net cash used in investing activities....................      (251,842)        (54,716)        (42,244)
Cash flows from financing activities:
  Proceeds from initial public offering.............................        98,150              --              --
  Payments under Rights.............................................       (42,175)             --              --
  Proceeds from borrowings under long-term debt.....................       235,000          84,000         253,400
  Payments on long-term debt........................................      (139,984)       (130,547)       (287,741)
                                                                         ---------       ---------       ---------
           Net cash provided by (used  in) financing activities.....       150,991         (46,547)        (34,341)
                                                                         ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents................         2,520         (35,397)        (39,219)
Cash and cash equivalents:
  Beginning of period...............................................         5,622          41,019          80,238
                                                                         ---------       ---------       ---------
  End of period.....................................................     $   8,142       $   5,622       $  41,019
                                                                         =========       =========       =========

Cash paid for interest..............................................     $  20,166       $  21,880       $  13,852
                                                                         =========       =========       =========
Taxes paid, net of refunds..........................................     $   1,925       $     400       $     400
                                                                         =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of common stock in resort  acquisition (Note 3)............     $ 151,088
                                                                         =========
Assumption of liabilities in resort  acquisition (Note 3)...........     $  91,480
                                                                         =========
Option exercise (Note 11)...........................................     $   2,740
                                                                         =========
Issuance of common stock in purchase of retail space................     $   2,349
                                                                         =========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements

                               VAIL RESORTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

      Vail Resorts, Inc. ("Vail Resorts"), is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments, ski resorts and real estate development. Vail Associates, Inc., a wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operates one of the world's largest skiing facilities on Vail Mountain and Beaver Creek Mountain in Colorado. On January 3, 1997, Vail Associates acquired the Breckenridge, Keystone and Arapahoe Basin mountain resorts (the "Acquired Resorts") and significant related real estate interests and developable land (the "Acquisition"). The Company has since divested the Arapahoe Basin mountain resort pursuant to the Consent Decree with the Department of Justice (see Note 3). The ski resorts are operated on United States Forest Service land under Term Special Use Permits expiring in 2031 for Vail Mountain, 2006 for Beaver Creek Mountain, 2029 for Breckenridge Mountain and 2032 for Keystone Mountain. Vail Resorts Development Company ("VRDC") is a wholly-owned subsidiary of Vail Associates, Inc. and conducts the Company's real estate development activities. The Company's mountain resort business is seasonal with a typical ski season beginning in mid-October and continuing through mid-May.

      In January 1997, the Company declared a 2 for 1 stock split on its Class A Common Stock and Common Stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

      The Company consummated an offering of common stock (the "Offering") on February 7, 1997. The Company sold 5 million shares of Common Stock in the Offering at a price of $22.00 per share. Net proceeds to the Company after expenses of the Offering totaled $98.2 million. Certain selling shareholders sold an additional 7.1 million shares in the Offering. The Company did not receive any of the proceeds from the sale of those shares.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for under the equity method. All significant intercompany transactions have been eliminated. Results of the operations acquired in the Acquisition have been included in the fiscal 1997 consolidated statement of operations from January 4, 1997 through September 30, 1997, except that results of operations for the Arapahoe Basin mountain resort for the period of the Company's ownership have been excluded (see pro forma financial information in Note 3).

      Cash and Cash Equivalents--The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

      Restricted Cash--Restricted cash represents amounts held as reserves for self-insured worker's compensation claims, and owner and guest advance deposits held in escrow for lodging reservations.

      Inventories--The Company's inventories consist primarily of purchased retail goods, food, and spare parts. Inventories are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

        Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is calculated generally on the straight-line method based on the following useful lives:

                                                                    YEARS
                                                                    -----
        Land improvements.........................................     40
        Buildings and terminals...................................     40
        Ski lifts.................................................     15
        Machinery, equipment, furniture and fixtures..............   3-12
        Automobiles and trucks  ..................................    3-5

Ski trails are depreciated over the life of their respective forest service permits.

        Real Estate Held for Sale-- The Company capitalizes as land held for sale the original acquisition cost (or appraised value as of the Effective Date, as defined below), direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 1997, 1996 and 1995 totaled $0.5 million, $2.2 million and $1.4 million, respectively.

        The Company is a partner in the Keystone/Intrawest L.L.C. ("Keystone JV"), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in the Keystone JV including the Company's equity earnings from the inception of the Keystone JV, are reported as real estate held for sale in the accompanying balance sheet as of September 30, 1997.

        Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to income over the respective original lives of the applicable debt issues and is included in interest expense.

        Interest Rate Agreements--Interest rate exchange agreements, defined as swaps and caps and floors, are effective at creating synthetic instruments and thereby modifying the Company's interest rate exposures. The Company enters into interest rate exchange agreements to create synthetic instruments. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Any premium paid is amortized over the life of the agreement.

        Intangible Assets--"Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" ("Excess Reorganization Value") represents the excess of the Company's reorganization value over the amounts allocated to the net tangible and other intangible assets of the Company upon emergence from bankruptcy on October 8, 1992 (the "Effective Date"). The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Intangible assets are recorded net of accumulated amortization in the accompanying consolidated balance sheet and amortized using the straight-line method over their estimated useful lives as follows:

        Excess reorganization value.................................   20 years
        Goodwill....................................................   40 years
        Trademarks..................................................   40 years
        Other intangibles........................................... 3-15 years

        Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of September 30, 1997, management believes that there has not been any impairment of the Company's long-lived assets, goodwill or other identifiable intangibles.

        Revenue Recognition--Resort Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, food service, retail stores, equipment rental, travel reservation services, lodging, property and club management, real estate brokerage, conventions, licensing and sponsoring activities and other recreational activities, and are recognized as services are performed. Revenues from real estate sales are not recognized until title has been transferred and revenue is deferred if the receivable is subject to subordination until such time as all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract.

        Advertising Costs--Advertising costs are expensed the first time the advertising takes place. Advertising expense for the years ended September 30, 1997, 1996 and 1995 was $8.8 million, $6.9 million and $6.3 million, respectively. At September 30, 1997 and 1996, advertising costs of $1.3 million and $1.7 million are reported as current assets in the Company's consolidated balance sheet.

        Income Taxes--The Company uses the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, a deferred tax liability or asset is recognized for the effect of temporary differences between financial reporting and income tax reporting.

        Earnings Per Share--Earnings per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock grants, warrants and options (see Note 11).

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which will be effective for the Company in the second quarter of fiscal 1998. When adopted, SFAS No. 128 will replace the presentation of primary earnings per share (EPS) with basic EPS. Basic EPS excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted, must also be disclosed.

        Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Industrial Development Bonds have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The estimated fair values of the Senior Subordinated Notes and Industrial Development Bonds at September 30, 1997 and 1996 are presented below (in thousands):

                                          SEPTEMBER  30, 1997    SEPTEMBER  30, 1996
                                          --------------------  --------------------
                                           CARRYING    FAIR      CARRYING    FAIR
                                            VALUE      VALUE      VALUE      VALUE
                                          ---------  ---------  ---------  ---------
        Senior Subordinated Notes........         -          -    $62,647  $  76,369
        Industrial Development Bonds.....   $61,263  $  65,910    $37,903  $  43,701


        Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stock Compensation--The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation" (Note 11 ).

        Reclassifications--Certain reclassifications have been made to the accompanying consolidated financial statements for the years ended September 30, 1996 and 1995 to conform to the current period presentation.

3.   ACQUISITIONS

        On January 3, 1997, the Company acquired from Ralston Foods, Inc. 100% of the stock of Ralston Resorts, Inc., ("Ralston Resorts") the owner and operator of the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado, for a total purchase price, including direct costs, of $297.3 million. In connection with the Acquisition, the Company refinanced $139.7 million of indebtedness, issued 7,554,406 shares of Common Stock valued at $151.1 million to Ralston Foods, Inc., assumed liabilities of $59.8 million and incurred $9.0 million in acquisition costs. Pursuant to a consent decree with the United States Department of Justice and the Attorney General of the State of Colorado (the "Consent Decree"), the Company sold the assets constituting the Arapahoe Basin mountain resort on September 5, 1997 for a sum of $4.0 million.

        The Acquisition was accounted for as a purchase combination. The purchase price was allocated to the fair values of Ralston Resorts' assets and liabilities at the date of the acquisition as follows (in thousands):

                                 FAIR VALUE OF
                              NET ASSETS ACQUIRED
                              -------------------

        Cash........................................................ $  2,321
        Accounts receivable.........................................   15,067
        Inventory...................................................    5,315
        Property, and equipment, net................................  180,663
        Real estate held for sale...................................   59,466
        Intangible assets...........................................    6,984
        Goodwill....................................................  118,469
        Other assets................................................      542
                                                                     --------
          Total assets..............................................  388,827
                                                                     --------

        Accounts payable and accrued expenses.......................   32,456
        Other liabilities...........................................    2,040
        Debt assumed................................................   25,296
        Deferred income taxes.......................................   31,688
                                                                     --------
          Total liabilities.........................................   91,480
                                                                     ========

          Total net assets acquired................................. $297,347
                                                                     ========

        The following unaudited pro forma results of operations of the Company for the years ended September 30, 1997 and 1996, assume that the Acquisition occurred on October 1, 1995. The pro forma results of operations include the effects of the Company's initial public offering only from the effective date of the Offering. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin mountain resort, which the Company divested pursuant to the Consent Decree.


                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                  1997                  1996
                                          ---------------------  ------------------
                                          (IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS)
                                                          (UNAUDITED)

Resort revenue...........................              $291,203           $267,409
Real estate revenue......................                71,737             49,831
Total revenues...........................               362,940            317,240
Net income...............................                17,822              8,505
Net income per common share..............                  0.54               0.29

4.   LONG-TERM DEBT

     Long-term debt as of September 30, 1997 and 1996 is summarized as follows
(in thousands):

                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                         1997               1996
                                                         ----               ----
Senior Subordinated Notes (a).....................     $      -           $ 62,647
Industrial Development Bonds (b)..................       61,263             37,903
Credit Facilities (c).............................      202,000             44,000
Other (d).........................................        1,799                200
                                                       --------           --------
                                                        265,062            144,750
     Less--current maturities.....................        1,715                 63
                                                       --------           --------
                                                       $263,347           $144,687
                                                       ========           ========

(a) The Senior Subordinated Notes bore interest at 12/1//4% and had an original maturity date of June 30, 2002. On March 10, 1997, the Company redeemed all of the Senior Subordinated Notes with proceeds from the Offering. In connection with the redemption, the Company paid a contractual early redemption premium of 4% of the balance redeemed, which is included in interest expense for the year ended September 30, 1997.

(b) The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrue interest at 8% per annum and mature on August 1, 2009. Interest is payable semi-annually on February 1 and August 1. The Company has provided the holder of these bonds a debt service reserve fund of $3.3 million, which has been netted against the principal amount for financial reporting purposes. The Industrial Development Bonds are secured by the stock of the subsidiaries of Vail Associates and the United States Forest Service permits. In connection with the Acquisition, the Company assumed two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate principal amount of $20.4 million, bear interest at rates ranging from 7.2% to 7.875% and mature in installments in 1998, 2006 and 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate principal amount of $3 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010.

(c) On January 3, 1997, in connection with the closing of the Acquisition, all amounts outstanding under the Company's former credit facilities were repaid with proceeds from new credit facilities (the "Credit Facilities"). The Credit Facilities provide for debt financing up to an aggregate principal amount of $340 million and consist of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities"). The Term Loan Facilities were used to refinance $139.7 million of the $165 million of debt assumed in the Acquisition and the balance of the Term Loan Facilities was used to repay borrowings under the Company's former credit facilities. The proceeds of the loans made under the Revolving Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

    The Revolving Credit Facility matures on April 15, 2003. The minimum amortization under the Term Loan Facilities is $11.5 million, $14.0 million, $19.0 million, $21.5 million, $26.5 million, $31.5 million, and $41 million during the fiscal years 1998, 1999, 2000, 2001, 2002, 2003, and 2004, respectively. The Company is also required to make mandatory amortization payments under the Term Loan Facilities with excess cash flow, proceeds from asset sales and proceeds from equity and debt offerings.

    The Credit Facilities require that no more than $125.0 million in the aggregate be outstanding under the Revolving Credit Facility for a period of 30 consecutive days during each fiscal year, such period to include April 15.

    Borrowings under the Credit Facilities bear interest annually at the Company's option at the rate of (i) LIBOR (5.7 % at September 30, 1997) plus a margin (ranging from .50% to 1.75% in the case of Tranche A and the Revolving Credit Facility and 2.25% in the case of Tranche B) or (ii) the Base Rate (defined as, generally, the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or the Agent's prime lending rate, which was 8.50% at September 30, 1997) plus a margin up to .375%. In addition, the Company must pay a fee on the face amount of each letter of credit outstanding at a rate ranging from .625% to 1.875%. The Company also pays a quarterly unused commitment fee ranging from .20% to .50%. The interest margins and fees described in this paragraph fluctuate based upon the ratio of Funded Debt to the Company's Resort EBITDA (as defined in the Credit Agreement).

(d) Other obligations bear interest at rates ranging from 6.5% to 7.5% and have maturities ranging from 1999 to 2002.

    Aggregate maturities for debt outstanding are as follows (in thousands):

                                                             AS OF
                                                        SEPTEMBER 30,
                                                             1997
                                                        -------------
Due during year ending September 30:
         1998.........................................       $  1,715
         1999.........................................            374
         2000.........................................            342
         2001.........................................            353
         2002.........................................          1,875
         Thereafter...................................        260,403
                                                             --------
            Total debt................................       $265,062
                                                             ========

5.   SUPPLEMENTARY BALANCE SHEET INFORMATION (IN THOUSANDS)

        The composition of property, plant and equipment follows:

                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1997             1996
                                                                     -------------    -------------
Land and land improvements.......................................... $      95,124    $      66,966
Buildings and terminals.............................................       152,171           60,928
Machinery and equipment.............................................       146,741           68,286
Automobiles and trucks..............................................        14,958            3,729
Furniture and fixtures..............................................        28,282           12,817
Construction in progress............................................        33,691           19,728
                                                                      ------------     ------------
                                                                           470,967          232,454
Accumulated depreciation and amortization...........................      (59,850)          (35,175)
                                                                      ------------     ------------
                                                                      $    411,117     $    197,279
                                                                      ============     ============
        Depreciation expense for fiscal years 1997, 1996 and 1995 totaled $25.1 million, $11.4 million and $11.3 million, respectively.

        The composition of intangible assets follows:

                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1997               1996
                                                                      ------------     ------------
Trademarks..........................................................  $     42,611     $     41,096
Other intangible assets.............................................        38,244           32,639
Goodwill............................................................       118,469                -
Excess Reorganization Value (Note 2)................................        37,702           37,702
                                                                      ------------     ------------
                                                                      $    237,026     $    111,437
Accumulated amortization............................................       (36,761)         (26,381)
                                                                      ------------     ------------
                                                                          $200,265     $     85,056
                                                                      ============     ============

          Amortization expense for fiscal years 1997, 1996 and 1995 totaled $8.9 million, $6.8 million and $6.7 million, respectively.

The composition of accounts payable and accrued expenses follows:

                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                          1997             1996
                                                                      -------------    -------------
Trade payables......................................................        $25,236          $20,219
Deposits............................................................         10,050            8,044
Accrued salaries and wages..........................................          9,026            5,705
Property taxes......................................................          5,943            3,182
Liability to complete real estate sold..............................          7,336            1,948
Other accruals......................................................         12,580            8,998
                                                                      -------------    -------------
                                                                            $70,171          $48,096
                                                                      =============    =============

6.   RETIREMENT AND PROFIT SHARING PLANS

        The Company maintains a defined contribution retirement plan, qualified under Section 401(k) of the Internal Revenue Code, for its employees. Employees are eligible to participate in the plan upon attaining the age of 21 and completing one year of employment with a minimum of 1,000 hours of service. Participants may contribute from 2% to 15% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's annual qualifying compensation. The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

        Total profit sharing plan expense recognized by the Company for the years ended September 30, 1997, 1996 and 1995 was $731,000, $594,000 and
$493,000, respectively.

7.   INCOME TAXES

        At September 30, 1997, the Company has total federal net operating loss
(NOL) carryovers of approximately $336.0 million for income tax purposes that expire in the years 2003 through 2008, $40.0 million of which are not subject to any limitation under Section 382 of the Internal Revenue Code. The Company will be able to use NOLs which existed on October 8, 1992 (Effective Date NOLs) to the extent of approximately $8 million per year through October 8, 2007. In addition, the Company is limited to use Effective Date NOLs to the extent that built-in gains (excess of fair market value over tax basis at October 8, 1992) are recognized in asset sales prior to October 8, 1997. As the Company will be unable to recognize a significant portion of the remaining Effective Date NOLs, the accompanying financial statements and tables of deferred items below do not recognize any benefits related to the remaining Effective Date NOLs, except to the extent realized. To the extent any additional tax benefits from these Effective Date NOLs are recognized, there will be a reduction in the reorganization value in excess of amounts allocable to identifiable assets recorded at October 8, 1992. During the years ended September 30, 1996 and 1995, the Company recognized the benefit of Effective Date tax attributes which were recorded as reductions to the reorganization value in excess of amounts allocable to identifiable assets of $814,000 and $278,000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 and 1996 are as follows (in thousands):


                                          SEPTEMBER 30,   SEPTEMBER 30,
                                               1997            1996
                                          --------------  --------------
Deferred income tax liabilities:
  Fixed assets...........................      $ 66,324        $ 35,916
  Intangible assets......................        20,600          19,928
                                               --------        --------

     Total...............................        86,924          55,844

Gross deferred income tax assets:
  Deferred compensation..................         1,941           3,081
  Net operating loss carryforwards.......        45,649          46,356
  Minimum tax credit.....................         1,729           1,208
  Other, net.............................         4,490           5,443
                                               --------        --------

     Total...............................        53,809          56,088


Valuation allowance for deferred income
 tax assets..............................       (28,122)        (22,544)
                                               ========        ========
Deferred income tax assets, net of
 valuation allowance.....................        25,687          33,544
                                               --------        --------
Net deferred income tax liability........      $ 61,237        $ 22,300
                                               ========        ========

        The net current and noncurrent components of deferred income taxes recognized in the September 30, 1997 and 1996 balance sheets are as follows (in thousands):

                                          SEPTEMBER 30,  SEPTEMBER 30,
                                              1997           1996
                                          -------------  -------------

Net current deferred income tax asset.... $      24,500  $      17,200
Net noncurrent deferred income tax
 liability...............................        85,737         39,500
                                          -------------  -------------

Net deferred income tax liability........ $      61,237  $      22,300
                                           ============  =============

Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               1997            1996            1995
                                          --------------  --------------  --------------
Current:
         Federal......................... $       5,411   $       1,502   $         621
         State...........................           997             221             354
                                          -------------   --------------  -------------
            Total current................         6,408           1,723             975
Deferred:
         Federal.........................         6,850           2,065           2,066
         State...........................           727             435             834
                                          -------------   -------------   -------------
            Total deferred...............         7,577           2,500           2,900
                                          -------------   -------------   -------------
                                          $      13,985   $       4,223   $       3,875
                                          =============   =============   =============

        For the fiscal years ended September 30, 1997, 1996 and 1995, the Company recognized income tax benefits pertaining to the exercise of stock options and restricted stock of $5,509,000, $355,000 and $288,000, respectively, which are accounted for as a direct increase to additional paid in capital and do not reduce reported income tax expense.

        A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes is as follows (in thousands):
                                              YEAR ENDED      YEAR ENDED      YEAR ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  1997            1996            1995
                                             ----------      ----------      ----------
At U.S. federal income tax rate..........    $   11,789      $    3,135      $    2,505
State income tax, net of federal benefit.         1,121             426             714
Excess Reorganization Value amortization.         1,290             773             727
Other....................................          (215)           (111)            (71)
                                             ----------      ----------      ----------
                                             $   13,985      $    4,223      $    3,875
                                             ==========      ==========      ==========

8.   RELATED PARTY TRANSACTIONS

        Corporate expense for each of the years ended September 30, 1997, 1996 and 1995 includes an annual fee of $500,000 for management services provided by an affiliate of the majority holder of the Company's Common Stock. This fee is generally settled partially through use of the Company's facilities and partially in cash. At September 30, 1997, the Company's liability with respect to this arrangement was $673,000.

        Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company (Resort Company), a non-profit entity formed for the benefit of property owners in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. In addition, in accordance with a cash flow agreement effective through 2000, Vail Associates will fund the cash needs of the Resort Company that are not otherwise met through the Resort Company's operations or borrowings. During fiscal years 1991 through 1997, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during fiscal years 1997, 1996 and 1995 totaled $4.9 million, $5.5 million and $7.0 million, respectively. Related amounts due the Company at September 30, 1996 were $599,000. All amounts due the Company have been paid as of September 30, 1997.

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

        In 1995, Mr. Daly's spouse and James P. Thompson, President of VRDC, and his spouse received financial terms more favorable than those available to the general public in connection with their purchase of lots in the Bachelor Gulch development. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, these contracts provide for no earnest money deposit with the entire purchase price (which was below fair market value) paid under promissory notes of $438,750 and $350,000 for Mr. Daly's spouse and Mr. and Mrs. Thompson, respectively, each secured by a first deed of trust and amortized over 25 years at 8% per annum interest, with a balloon payment due on the earlier of five years from the date of closing or one year from the date employment with the Company is terminated. The promissory notes were executed upon the closings of the lot sales in December 1996.

9.   COMMITMENTS AND CONTINGENCIES

        As of September 30, 1997, the Company had entered into real estate contracts for the sale of certain real estate and related amenities for gross proceeds of approximately $29.6 million. The Company estimates that subsequent to September 30, 1997, it will incur additional holding and infrastructure costs of $31.6 million in connection with the sale of the properties under contract and properties closed as of September 30, 1997. The Company has entered into repurchase agreements with certain developers who have purchased real estate from the Company to repurchase certain retail and residential space in the completed developments. At September 30, 1997, the Company has agreed to repurchase various retail and residential space for amounts totaling $10.0 million.

        On September 25, 1996, the Company declared a right to receive up to $2.44 per share of Common Stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. The Company was obligated to make payments under the Rights only to the extent it receives proceeds under certain real estate contracts outstanding at September 30, 1996. As of September 30, 1997, the Company has received gross proceeds under the applicable contracts totaling $49.9 million and has made payments under the Rights of $42.2 million. In addition, the Company's former Chairman and Chief Executive Officer waived his right to receive approximately $2.7 million under the Rights in exchange for the payment
of the exercise price on certain stock warrants that he held.   On October 31,
1997, the Company paid all remaining amounts due under the Rights.

        Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle

County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster home and townhome, and lodging units. As of September 30, 1997, the Company has sold 65 single family homesites, has entered into contracts for the sale of 35 additional single family homesites and is preparing to offer additional parcels of land to individuals and developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Credit Facilities. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $16.8 million at September 30, 1997. The Company has allocated $8.3 million of that amount to the Bachelor Gulch Village single family homesites which were sold as of September 30, 1997 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of September 30, 1997 and 1996 was $1,361,168 and $684,642, respectively.

        At September 30, 1997, the Company has various other letters of credit outstanding in the aggregate amount of $64.2 million.

        The Company has executed operating leases for the rental of office space, employee residential units and office equipment though fiscal 2009. For the years ended September 30, 1997, 1996 and 1995, lease expense related to these agreements of $6.2 million, $3.8 million and $3.8 million, respectively, is included in the accompanying consolidated statements of operations.

        Future minimum lease payments under these leases as of September 30, 1997 are as follows:

Due during fiscal year ending September 30:
1998..............................................................   $ 4,183,769
1999..............................................................     2,931,506
2000..............................................................     2,269,587
2001..............................................................     1,931,717
2002..............................................................     1,170,907
Thereafter........................................................     6,710,671
                                                                     -----------
           Total..................................................   $19,198,157
                                                                     ===========

        The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as would not have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

10.   BUSINESS SEGMENTS

      The Company currently operates in two business segments, Resorts and Real Estate. Data by segment is as follows:

                                            YEAR ENDED       YEAR ENDED      YEAR ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               1997              1996           1995
                                           ------------     ------------    ------------
Net revenues:
         Resorts.........................     $259,038        $140,288        $126,349
         Real Estate.....................       71,485          48,655          16,526
                                              --------        --------        --------
                                              $330,523        $188,943        $142,875
                                              ========        ========        ========
Income from operations:
         Resorts.........................     $ 52,279        $ 32,250        $ 26,076
         Real Estate.....................        5,178           7,854           1,543
         Corporate.......................       (4,663)        (12,698)         (6,701)
                                              --------        --------        --------
                                              $ 52,794        $ 27,406        $ 20,918
                                              ========        ========        ========
Depreciation and amortization:
         Resorts.........................     $ 34,044        $ 18,148        $ 17,968
         Real Estate.....................           --              --              --
                                              --------        --------        --------
                                              $ 34,044        $ 18,148        $ 17,968
                                              ========        ========        ========
Capital expenditures:
         Resorts.........................     $ 51,020        $ 13,912        $ 20,320
         Real Estate.....................       56,947          40,604          22,477
                                              --------        --------        --------
                                              $107,967        $ 54,516        $ 42,797
                                              ========        ========        ========

                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                1997            1996
                                              --------        --------
Identifiable assets:
         Resorts.........................     $411,117        $197,279
         Real Estate.....................      154,925          84,055
                                              --------        --------
                                              $566,042        $281,334
                                              ========        ========

11.    STOCK COMPENSATION PLANS

        At September 30, 1997, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997           1996
                                                 -------------  -------------

Net Income                          As Reported        $19,698         $4,735
                                    Pro forma          $18,211         $4,420

Primary earnings per share          As Reported        $   .64         $  .22
                                    Pro forma          $   .59         $  .21


          The Company has two fixed option plans. Under the 1993 Plan, options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries and vest in equal installments over five years. Under the 1996 Plan, 1,500,000 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries and vest
in equal installments over three to five years.   Under both plans, the exercise
price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% and expected volatility of 29.8% for both years; risk-free interest rates ranging from 5.66% to 6.68%; and expected lives ranging from 6 to 8 years. A summary of the status of the Company's two fixed stock option plans as of September 30, 1997 and 1996 and changes during the years ended on those dates is presented below (in thousands, except per share amounts):

                                                       1997                            1996
                                         ------------------------------  ------------------------------
                                                              WEIGHTED-                       WEIGHTED-
                                                               AVERAGE                         AVERAGE
                                                              EXERCISE                        EXERCISE
         FIXED OPTIONS                      SHARES             PRICE         SHARES              PRICE
--------------------------------         -----------          ---------  -----------          ---------
Outstanding at beginning of year               3,726          $      10        2,033          $       8
Granted                                          795                 23        1,711                 13
Exercised                                     (1,573)                11            -                  -
Forfeited                                        (39)                10          (18)                 7
                                         -----------                     -----------
Outstanding at end of year                     2,909                 15        3,726                 10
Options exercisable at year-end                1,384                           1,177
Weighted-average fair value of
      options granted during the year    $        10                     $         8


        The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                     --------------------------------------------------------  ---------------------------
                         NUMBER          WEIGHTED-AVERAGE                        NUMBER       WEIGHTED-
     RANGE OF         OUTSTANDING           REMAINING          WEIGHTED-AVG.   EXERCISABLE     AVERAGE
  EXERCISE PRICES      AT 9/30/97        CONTRACTUAL LIFE      EXERCISE PRICE  AT 9/30/97   EXERCISE PRICE
-----------------    --------------      ----------------      --------------  -----------  --------------
$   6 to 11               1,753,734             6.0 years               $   8    1,312,348       $       7
   20 to 25               1,155,000             9.5                        22       72,000              20
                       ------------                                              ---------
$   6 to 25               2,908,734             7.4                     $  14    1,384,348       $       8
                       ============                                              =========


        During fiscal years 1997 and 1996, the Company granted restricted stock to certain executives under the 1996 Plan. The aggregate number of shares granted totaled 12,000 and 62,000 in fiscal 1997 and 1996, respectively. The shares vest in equal increments over periods ranging from three to five years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods.

        On October 11, 1996 the Company's former Chairman and Chief Executive Officer waived his right to payments under the Rights with respect to 714,976 shares of Common Stock that he owned and warrants to purchase 408,164 shares of Common Stock in exchange for the payment of the exercise price on those warrants. In addition, he exchanged 1,164,808 long-term stock options for 336,318 shares of Common Stock. The options exercised and the options exchanged are reported as options exercised during fiscal 1997 in the table above.


12.   CAPITAL STOCK

          The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock elect a class of directors that constitutes two-thirds of the Board and holders of Common Stock elect another class of directors constituting one-third of the Board. At September 30, 1997 and 1996, one shareholder owned substantially all of the Class A Common Stock and as a result, has effective control of the Company's Board of Directors. The Class A Common Stock is convertible into Common Stock
(i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders.
In January 1997, the Company increased the number of authorized shares of Common Stock to 80,000,000 shares.

13.     SUBSEQUENT EVENTS

        On October 1, 1997, the Company purchased the assets constituting the Breckenridge Hilton for a total purchase price of $18.6 million. The purchase price includes a cash payment of $18.1 million, $0.2 million in assumed liabilities and $0.3 million to provide for contingent consideration that may be paid pursuant to the purchase agreement. The Breckenridge Hilton is a 208-room full service hotel, located at the base of Breckenridge Mountain, and includes dining, conference and fitness facilities. The acquisition was accounted for as a purchase combination.

        On October 7, 1997, the Company purchased 100% of the outstanding stock of Lodge Properties, Inc., a Colorado corporation ("LPI"), for a total purchase price of $30.2 million. LPI owns and operates The Lodge at Vail (the "Lodge"), a 59-room hotel located in Vail, Colorado, and provides management services to an additional 40 condominiums. The Lodge includes restaurant and conference facilities as well as other amenities. In addition to the hotel property, LPI owns a parcel of developable land strategically located at the primary base area of Vail Mountain. In addition to the cash purchase price, the Company expects to incur approximately $9.2 million to complete a new wing of the hotel which is currently under construction. The acquisition was accounted for as a purchase combination.

        The Company funded the above acquisitions with proceeds from its Revolving Credit Facilities.

        On October 10, 1997, the Company borrowed an additional $32.0 million under a new line of credit with its Credit Facility provider ("the Line of Credit"), the proceeds of which were used to reduce the Revolving Credit Facility balance. Borrowings under the Line of Credit bear interest annually at the Company's option at the rate of LIBOR (5.7% at September 30, 1997) plus a margin, or .75%.

        On November 5, 1997, the Company announced the change of its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year will end on July 31, 1998 and consist of ten months.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 1997.


                                       Vail Resorts, Inc.

                                              /s/  James P. Donohue
                                       By____________________________________
                                                   James P. Donohue
                                               Senior Vice President and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 18, 1997.

            SIGNATURE                           TITLE
            ---------                           -----

       /s/ Adam M. Aron*                Chairman of the Board and
 ________________________________        Chief Executive Officer
           ADAM M. ARON            (Principal Chief Executive Officer)

       /s/ Andrew P. Daly*                     Director and President
 ________________________________
           ANDREW P. DALY

       /s/ Frank Biondi*                       Director
 ________________________________
           FRANK BIONDI

       /s/ Leon D. Black*                      Director
 ________________________________
           LEON D. BLACK

       /s/ Craig M. Cogut*                     Director
 ________________________________
           CRAIG M. COGUT

       /s/ Stephen C. Hilbert*                 Director
 ________________________________
           STEPHEN C. HILBERT

       /s/ Robert A. Katz*                     Director
 ________________________________
           ROBERT A. KATZ

       /s/ Thomas H. Lee*                      Director
 ________________________________
           THOMAS H. LEE

       /s/ William L. Mack*                    Director
 ________________________________
           WILLIAM L. MACK

       /s/ Joseph Micheletto*                  Director
 ________________________________
           JOSEPH MICHELETTO

            SIGNATURE                           TITLE
            ---------                           -----

       /s/ Marc J. Rowan*                      Director
 ________________________________
           MARC J. ROWAN

       /s/ John J. Ryan III*                   Director
 ________________________________
           JOHN J. RYAN III

           John F. Sorte*                      Director
 ________________________________
           JOHN F. SORTE

       /s/ Bruce H. Spector*                   Director
 ________________________________
           BRUCE H. SPECTOR

       /s/ William Stiritz*                    Director
 ________________________________
           WILLIAM STIRITZ

       /s/ James S. Tisch*                     Director
 ________________________________
           JAMES S. TISCH

       /s/ James P. Donohue*          Senior Vice President and Chief
 ________________________________          Financial Officer
           JAMES P. DONOHUE

       /s/ Robert A. Katz*                     Director
 ________________________________
           ROBERT A. KATZ

*  By Attorney-in-Fact