Form 10-Q
period 1998-01-31
VAIL RESORTS INC
filed 1998-03-17
CIK 812011

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q
    [_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                       OR

    [X] TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM  OCTOBER 1, 1997  TO JANUARY 31, 1998
                                      ---------------     ----------------

                         COMMISSION FILE NUMBER: 1-9614

                               VAIL RESORTS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  51-0291762
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

          POST OFFICE BOX 7
           VAIL, COLORADO                                 81658
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (970) 476-5601

                             ----------------------

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

  As of March 13, 1998, 34,166,695 shares of common stock were issued and outstanding, of which 11,639,834 shares were Class A Common Stock and 22,526,861 shares were Common Stock.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements..........................................   F-1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     1


                                    PART II


Item 1.  Legal Proceedings.............................................     9
Item 2.  Changes in Securities.........................................     9
Item 3.  Defaults Upon Senior Securities...............................     9
Item 4.  Submission of Matters to a Vote of Security-Holders...........     9
Item 5.  Other Information.............................................     9
Item 6.  Exhibits and Reports on Form 8-K..............................    10


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 1998, October 31, 1997 and September 30, 1997...   F-2
Consolidated Statements of Operations for the One Month Ended October 31, 1997 and 1996.......   F-3
Consolidated Statements of Operations for the Three Months Ended January 31, 1998 and 1997....   F-4
Consolidated Statements of Operations for the Four Months Ended January 31, 1998 and 1997.....   F-5
Consolidated Statements of Cash Flows for the Four Months Ended January 31, 1998 and 1997.....   F-6
Notes to Consolidated Financial Statements....................................................   F-7

                               VAIL RESORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JANUARY 31,   OCTOBER 31,    SEPTEMBER 30,
                                                                  1998           1997            1997
                                                               -----------   ------------   --------------
                                                               (UNAUDITED)    (UNAUDITED)
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents....................................   $ 28,058      $ 15,251         $ 14,703
  Receivables..................................................     28,777        21,172           22,107
  Inventories..................................................     12,989        12,302           10,789
  Deferred income taxes........................................     28,268        27,194           24,500
  Other current assets.........................................      4,195         3,173            4,253
                                                                  --------      --------         --------
   Total current assets........................................    102,287        79,092           76,352
Property, plant, and equipment, net............................    491,587       465,984          411,117
Real estate held for sale......................................    138,660       166,007          154,925
Deferred charges and other assets..............................     12,988        13,629           13,290
Intangible assets..............................................    202,582       203,527          200,265
                                                                  --------      --------         --------
   Total assets................................................   $948,104      $928,239         $855,949
                                                                  ========      ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses........................   $102,814      $ 86,385         $ 70,171
  Income taxes payable.........................................        325           325              325
  Rights payable to stockholders...............................          -             -            5,707
  Long-term debt due within one year (Note 3)..................      1,715         1,715            1,715
                                                                  --------      --------         --------
   Total current liabilities...................................    104,854        88,425           77,918
Long-term debt (Note 3)........................................    289,326       336,614          263,347
Other long-term liabilities....................................     24,109        23,348           23,281
Deferred income taxes..........................................     97,107        78,870           85,737
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, no shares issued and outstanding................          -             -                -
  Common stock-
   Class A Common Stock, $.01 par value, 20,000,000
     shares authorized, 11,639,834 shares issued and
     outstanding as of January 31, 1998, October 31, 1997
     and September 30, 1997, respectively......................        116           116              116
   Common Stock, $.01 par value, 80,000,000 shares
     authorized, 22,488,361, 22,117,541, and 21,765,815
     shares issued and outstanding as of January 31, 1998,
     October 31, 1997, and September 30, 1997,
     respectively..............................................        225           221              218
  Additional paid-in capital...................................    396,530       390,754          385,634
  Retained earnings............................................     35,837         9,891           19,698
                                                                  --------      --------         --------
     Total stockholders' equity................................    432,708       400,982          405,666
                                                                  --------      --------         --------
     Total liabilities and stockholders' equity................   $948,104      $928,239         $855,949
                                                                  ========      ========         ========

         See accompanying notes to consolidated financial statements.

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             ONE            ONE
                                                            MONTH          MONTH
                                                            ENDED          ENDED
                                                         OCTOBER 31,    OCTOBER 31,
                                                             1997           1996
                                                         ------------   ------------
Net revenues:
  Resort..............................................      $  3,871        $ 1,400
  Real estate.........................................           235             28
                                                            --------        -------
   Total net revenues.................................         4,106          1,428
Operating expenses:
  Resort..............................................        14,744          6,973
  Real estate.........................................           516            411
  Corporate expense...................................           344            178
  Depreciation and amortization.......................         3,395          1,436
                                                            --------        -------
   Total operating expenses...........................        18,999          8,998
                                                            --------        -------
Income (loss) from operations.........................       (14,893)        (7,570)
Other income (expense):
  Investment income...................................           120            140
  Interest expense....................................        (1,985)        (1,064)
  Other...............................................            (6)             -
                                                            --------        -------
Income (loss) before income taxes.....................       (16,764)        (8,494)
Income tax benefit (Note 2)...........................         6,957          3,567
                                                            --------        -------
Net income (loss).....................................      $ (9,807)       $(4,927)
                                                            ========        =======

Net income (loss) per common share (Notes 2 and 5):
   Basic..............................................      $  (0.29)       $ (0.25)
                                                            ========        =======
   Diluted............................................      $  (0.29)       $ (0.24)
                                                            ========        =======

          See accompanying notes to consolidated financial statements.

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            THREE             THREE
                                                           MONTHS            MONTHS
                                                            ENDED             ENDED
                                                         JANUARY 31,       JANUARY 31,
                                                            1998              1997
                                                         -----------       -----------

Net revenues:
  Resort.......................................           $136,322           $ 83,072
  Real estate..................................             51,158             50,003
                                                          --------           --------
   Total net revenues..........................            187,480            133,075
Operating expenses:
  Resort.......................................             82,270             47,121
  Real estate..................................             43,693             42,916
  Corporate expense............................              1,319                896
  Depreciation and amortization................             10,153              6,912
                                                          --------           --------
   Total operating expenses....................            137,435             97,845
                                                          --------           --------
Income from operations.........................             50,045             35,230
Other income (expense):
  Investment income............................                585                 27
  Interest expense.............................             (6,108)            (4,311)
  Loss on sale of fixed assets.................                  -                (25)
  Other........................................               (214)              (560)
                                                          --------           --------
Income before income taxes.....................             44,308             30,361
Provision for income taxes (Note 2)............            (18,362)           (12,751)
                                                          --------           --------
Net income.....................................           $ 25,946           $ 17,610
                                                          ========           ========

Net income per common share (Notes 2 and 5):
   Basic.......................................           $   0.76           $   0.76
                                                          ========           ========
   Diluted.....................................           $   0.75           $   0.73
                                                          ========           ========

          See accompanying notes to consolidated financial statements.

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    FOUR           FOUR
                                                   MONTHS         MONTHS
                                                   ENDED          ENDED
                                                JANUARY 31,     JANUARY 31,
                                                   1998            1997
                                                -----------     -----------
Net revenues:
  Resort.......................................   $140,193       $ 84,472
  Real estate..................................     51,393         50,031
                                                  --------       --------
   Total net revenues..........................    191,586        134,503
Operating expenses:
  Resort.......................................     97,014         54,094
  Real estate..................................     44,209         43,327
  Corporate expense............................      1,663          1,074
  Depreciation and amortization................     13,548          8,348
                                                  --------       --------
   Total operating expenses....................    156,434        106,843
                                                  --------       --------
Income from operations.........................     35,152         27,660
Other income (expense):
  Investment income............................        705            167
  Interest expense.............................     (8,093)        (5,375)
  Loss on disposal of fixed assets.............          -            (25)
  Other........................................       (220)          (560)
                                                  --------       --------
Income before income taxes.....................     27,544         21,867
Provision for income taxes (Note 2)............    (11,405)        (9,184)
                                                  --------       --------
Net income.....................................   $ 16,139       $ 12,683
                                                  ========       ========

Net income per common share (Notes 2 and 5):
   Basic.......................................   $   0.47       $   0.57
                                                  ========       ========
   Diluted.....................................   $   0.47       $   0.54
                                                  ========       ========

          See accompanying notes to consolidated financial statements.

                               VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             FOUR                   FOUR
                                                                                            MONTHS                 MONTHS
                                                                                             ENDED                  ENDED
                                                                                          JANUARY 31,            JANUARY 31,
                                                                                             1998                   1997
                                                                                          -----------            -----------
Cash flows from operating activities:
  Net income.......................................................................         $  16,139             $  12,683
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.................................................            13,548                 8,348
     Deferred compensation payments in excess of expense...........................               (32)                 (267)
     Noncash cost of real estate sales.............................................            37,032                36,645
     Noncash compensation related to stock grants..................................               119                    87
     Deferred financing costs amortized............................................               159                    99
     Loss on disposal of fixed assets..............................................                                     (25)
  Changes in assets and liabilities:
     Deferred income taxes.........................................................            11,405                 9,184
     Accounts receivable, net......................................................            (6,628)                  (22)
     Inventories...................................................................            (1,591)               (1,612)
     Accounts payable and accrued expenses.........................................            29,633                 2,000
     Other assets and liabilities..................................................             1,295                (3,775)
                                                                                            ---------             ---------
       Net cash provided by operating activities...................................           101,079                63,345

Cash flows from investing activities:
  Cash paid in acquisition of resort, net of cash acquired.........................                                (149,259)
  Cash paid in hotel acquisitions, net of cash acquired............................           (54,637)
  Resort capital expenditures......................................................           (45,410)              (22,524)
  Investments in real estate.......................................................           (13,197)              (18,119)
                                                                                            ---------             ---------
       Net cash used in investing activities.......................................          (113,244)             (189,902)

Cash flows from financing activities:
  Proceeds from the exercise of stock options......................................             5,248                     -
  Payments under Rights............................................................            (5,707)                    -
  Proceeds from borrowings under long-term debt....................................           288,000               197,361
  Payments on long-term debt.......................................................          (262,021)              (70,421)
                                                                                            ---------             ---------
       Net cash provided by financing activities...................................            25,520               126,940
                                                                                            ---------             ---------
Net increase in cash and cash equivalents..........................................            13,355                   383
Cash and cash equivalents:
  Beginning of period..............................................................            14,703                12,712
                                                                                            ---------             ---------
  End of period....................................................................         $  28,058             $  13,095
                                                                                            =========             =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issuance of common stock in resort acquisition...................................         $      --             $ 151,088
                                                                                            =========             =========
  Assumption of liabilities in resort acquisition..................................         $      --             $  91,480
                                                                                            =========             =========
  Option exercise..................................................................         $      --             $   2,740
                                                                                            =========             =========
  Assumption of liabilities in hotel acquisitions..................................         $   3,272             $      --
                                                                                            =========             =========
  Issuance of shares under restricted stock grants.................................         $     288             $      --
                                                                                            =========             =========

          See accompanying notes to consolidated financial statements.

                               VAIL RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments, mountain resorts and real estate development. Vail Associates, Inc., a wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate one of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. The Breckenridge and Keystone mountain resorts (collectively, the "Acquired Resorts"), together with the Arapahoe Basin mountain resort and significant related real estate interests and developable land, were acquired by the Company on January 3, 1997 (the "Acquisition"). The Company divested the Arapahoe Basin mountain resort on September 5, 1997. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, Inc., conducts the Company's real estate development activities. The Company's mountain resort business is seasonal with a typical ski season beginning in mid-October and continuing through mid-May.

     On November 5, 1997, the Company announced the change of its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year 1998 will end on July 31, 1998 and consist of ten months. For fiscal 1998, the Company has filed this transitional interim report for the four months ended January 31, 1998 and will file a quarterly report for the three months ended April 30, 1998 and an annual report for the ten months ended July 31, 1998, all on a comparative basis with the prior year. This interim report for the four months ended January 31, 1998 includes statements of financial position as of September 30, 1997, October 31, 1997 and January 31, 1998, comparative results of operations for the four and three month periods ended January 31, 1998, and for the one month transitional period ended October 31, 1997, and comparative statements of cash flows for the four months ended January 31, 1998.

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results of the Acquired Resorts have been included for the period from January 4 to January 3l in fiscal 1997 and for the full four month period in fiscal 1998. The assets and liabilities, and results of operations of Arapahoe Basin, which the Company divested in September 1997, have been excluded from the accompanying financial statements for all periods presented. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in joint ventures are accounted for under the equity method. All significant intercompany transactions have been eliminated.

     Income Taxes--The Company accounts for income taxes using the liability method required by Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company has provided for income taxes in the accompanying interim statements of operations at the estimated effective income tax rates for fiscal 1998 and 1997, respectively.

     Earnings Per Common Share-- In accordance with Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", the Company computes earnings per share on both the basic and diluted basis.

     Reclassifications-- Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. LONG-TERM DEBT

     Long-term debt as of January 31, 1998, October 31, 1997, and September 30, 1997 is summarized as follows (in thousands):

                                       JANUARY 31,   OCTOBER 31,   SEPTEMBER 30,
                                          1998          1997           1997
                                       -----------   -----------   -------------

     Industrial Development Bonds...        61,263        61,263          61,263
     Credit Facilities..............       228,000       275,273         202,000
     Other..........................         1,778         1,793           1,799
                                          --------      --------        --------
                                           291,041       338,329         265,062

     Less-current maturities........         1,715         1,715           1,715
                                          --------      --------        --------
                                          $289,326      $336,614        $263,347
                                          ========      ========        ========


     At September 30, 1997, the Company's Credit Facilities consisted of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities") thereby providing for aggregate debt financing of $340 million. The Revolving Credit Facility would have matured on April 15, 2003 and the Term Loan Facilities required minimum amortization payments ranging from $11.5 to $41.0 million annually from 1998 to 2004. On December 19, 1997, the Company amended its Credit Facilities to provide an increase in aggregate debt financing from $340.0 million to $450.0 million and to eliminate the required minimum amortization payments under the Term Loan Facilities. All amounts outstanding under the Revolving Credit Facility and the Term Loan Facilities at December 19, 1997 were refinanced under a single revolving credit facility maturing on December 19, 2002. Interest on outstanding borrowings under the new Revolving Credit Facility is payable at rates based upon either LIBOR (5.62% at January 31, 1998) plus a margin ranging from .50% to 1.25% or prime (8.5% at January 31, 1998) plus a margin of up to .125%. The Company also pays a quarterly unused commitment fee ranging from .125% to .30%. The interest margins fluctuate based upon the ratio of Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Agreement).

4. COMMITMENTS AND CONTINGENCIES

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

     As of January 31, 1998, the Company has sold 100 single family homesites and has entered into contracts for the sale of 3 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Revolving Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $16.2 million at January 31, 1998. The Company has allocated $9.5 million of that amount to the Bachelor Gulch Village single family homesites which were sold as of January 31, 1998 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of January 31, 1998 and 1997 was $2,065,743 and $1,065,794, respectively.

     At January 31, 1998, the Company had various other letters of credit outstanding in the aggregate amount of $17.2 million.

5. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("EPS") effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the dual presentation of basic (replaces primary EPS) and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised resulting in the issuance of common shares that would then share in the earnings of the Company. The Company has adopted the requirements of SFAS No. 128 for the four and three month periods ended January 31, 1998, and the one month period ended October 31, 1997. Pro forma presentation and disclosure requirements are supplied for prior period comparisons in accordance with the statement.

                                             ONE           THREE         FOUR
                                            MONTH         MONTHS        MONTHS
                                            ENDED          ENDED         ENDED
                                         OCTOBER 31,    JANUARY 31,   JANUARY 31,
                                             1997          1998          1998
                                         ------------   -----------   -----------
Basic EPS Computation:
Net income............................   $    (9,807)   $    25,946   $    16,139
                                         -----------    -----------   -----------
Weighted average shares outstanding...    33,467,649     34,193,935    34,010,887
                                         -----------    -----------   -----------
Basic EPS.............................   $     (0.29)   $      0.76   $      0.47
                                         ===========    ===========   ===========

Diluted EPS Computation:
Net income............................   $    (9,807)   $    25,946   $    16,139
                                         -----------    -----------   -----------
Weighted average shares outstanding...    33,467,649     34,193,935    34,010,887
Effect of dilutive stock options......       876,079        535,209       623,856
                                         -----------    -----------   -----------
 Total shares.........................    34,343,728     34,729,144    34,634,743
                                         -----------    -----------   -----------
Diluted EPS...........................   $     (0.29)   $      0.75   $      0.47
                                         ===========    ===========   ===========


                                             ONE          THREE                FOUR
                                           MONTHS        MONTHS               MONTH
                                            ENDED         ENDED               ENDED
                                        JANUARY 31,    JANUARY 31,          OCTOBER 31,
                                            1997          1997                1997
                                        -----------    -----------          -----------
Basic EPS Computation:
Net income............................   $    (4,927)   $    17,610               12,683
                                         -----------    -----------        -------------
Weighted average shares outstanding...    19,885,150     23,105,649           22,335,526
                                         -----------    -----------        -------------
Basic EPS.............................   $     (0.25)   $      0.76        $        0.57
                                         ===========    ===========        =============

Diluted EPS Computation:
Net income............................   $    (4,927)   $    17,610        $      12,683
                                         -----------    -----------        -------------
Weighted average shares outstanding...    19,885,150     23,105,649           22,335,526
Effect of dilutive stock options......     1,034,368      1,034,368            1,034,368
                                         -----------    -----------        -------------
 Total shares.........................    20,919,518     24,140,017           23,369,894
                                         -----------    -----------        -------------
Diluted EPS...........................   $     (0.24)   $      0.73        $        0.54
                                         ===========    ===========        =============


6. Acquisition

     On January 3, 1997, the Company acquired from Ralston Foods, Inc. 100% of the stock of Ralston Resorts, Inc., the owner and operator of the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado, for a total purchase price, including direct costs, of $297.3 million. In connection with the Acquisition, the Company refinanced $139.7 million of indebtedness, issued 7,554,406 shares of Common Stock valued at $151.1 million to Ralston Foods, Inc., assumed liabilities of $59.8 million and incurred $9.0 million in acquisition costs. Pursuant to a Consent Decree with the United States Department of Justice and the Attorney General of the State of Colorado, the Company sold the assets constituting the Arapahoe Basin mountain resort on September 5, 1997 for a sum of $4.0 million.

     The Acquisition was accounted for as a purchase combination. Under purchase accounting, the acquisition cost was allocated to the assets and liabilities of the Acquired Resorts based on their relative fair values.

     The following unaudited pro forma results of operations of the Company for the four months ended January 31, 1997 assume that the Acquisition occurred on October 1, 1996. The unaudited pro forma results of operations include the effects of the Company's initial public offering only from its effective date of February 7, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin, which the Company divested. The unaudited summarized financial information for the four months ended January 31, 1998 are provided for comparative purposes.

                                                                        (PRO FORMA)
                                                      FOUR                  FOUR
                                                     MONTHS                MONTHS
                                                     ENDED                 ENDED
                                                  JANUARY 31,           JANUARY 31,
                                                     1998                  1997
                                              --------------------   ------------------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Resort revenue........................              $140,193              $115,305
     Real estate revenue...................                51,393                50,209
     Total revenues........................               191,586               165,514
     Net income............................                16,139                11,123
     Basic net income per common share.....                  0.47                  0.39
     Diluted net income per common share...                  0.47                  0.38

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the September 30, 1997 annual report on Form 10-K and the consolidated interim financial statements as of January 31, 1998, October 31, 1997 and September 30, 1997, and for the four and three month periods ended January 31, 1998 and 1997, and the one month periods ended October 31, 1997 and 1996 included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results.

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

     During fiscal 1998, the Company changed its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year 1998 will end on July 31, 1998 and consist of ten months. This Management's Discussion and Analysis compares actual results for the four months ended January 31, 1998 and 1997. Management believes that separate comparisons of the actual results for the three months ended January 31, 1998 and 1997, and the month ended October 31, 1997 and 1996, would provide minimal benefit to investors beyond that provided in the four month comparisons and, accordingly, have not been presented herein. Supplemental pro forma comparisons are presented for the three, four, and six month periods ended January 31, 1998 and 1997. Four month comparisons are presented to conform with the actual four month transitional period, while three and six month comparisons are presented to compare results for the Company's new second quarter and first half ended January 31, 1998 and 1997.

FOUR MONTHS ENDED JANUARY 31, 1998 VERSUS FOUR MONTHS ENDED JANUARY 31, 1997

     The actual results of fiscal 1998 versus the actual results of fiscal 1997 discussed below are not comparable due to the acquisition of the Acquired Resorts by the Company on January 3, 1997. Accordingly, the usefulness of the comparisons presented below is limited as fiscal 1997 includes the results of the Acquired Resorts for the period from January 4 to January 31 while fiscal 1998 includes the results of the Acquired Resorts for the full four month period. Please see pro forma Results of Operations included elsewhere in this Management's Discussion and Analysis.

     Resort Revenue. Resort Revenue for the four months ended January 31, 1998 was $140.2 million, an increase of $55.7 million, or 65.9%, compared to the four months ended January 31, 1997. The increase was primarily attributable to the inclusion of the results of the Acquired Resorts for the full four month period in fiscal 1998 but only for the period from January 4 to January 31 of fiscal 1997, and increases in lift ticket, ski school, dining, retail and rental, hospitality and other revenues at all four resorts during fiscal 1998.

     Resort Operating Expenses. Resort Operating Expenses were $97 million for the four months ended January 31, 1998, an increase of $42.9 million, or 79.3%, as compared to the four months ended January 31, 1997. The increase in Resort Operating Expenses is attributable to the inclusion of the results of the Acquired Resorts for the full four months in fiscal 1998 but only for the period from January 4 to January 31 of fiscal 1997, and increased variable expenses resulting from the increased level of Resort Revenue in the four months ended January 31, 1998.

     Resort Cash Flow. Resort Cash Flow was $43.2 million for the four months ended January 31, 1998, an increase of $12.8 million, or 42.1%, as compared to the four months ended January 31, 1997. The increase in Resort Cash Flow is due primarily to the inclusion of the results of the Acquired Resorts for the full four months in fiscal 1998 but only for the period from January 4 to January 31 of fiscal 1997, and the increased level of Resort Revenue, offset by increased expenses as described above.

     Real Estate Revenue. Revenue from real estate operations for the four months ended January 31, 1998 was $51.4 million, an increase of $1.4 million, compared to the four months ended January 31, 1997. Revenue for the first four months of fiscal 1998 consists primarily of the sales of 35 single family homesites in the Bachelor Gulch Village development ($30.0 million) and the sale of four luxury residential condominiums at the Golden Peak base area of Vail Mountain ($18.7 million). Revenue for the first four months of fiscal 1997 consisted primarily of the sales of 63 single family homesites in the Bachelor Gulch Village development which totaled $46.6 million.

     Real Estate Operating Expenses. Real estate operating expenses for the four months ended January 31, 1998 were $44.2 million, an increase of $.9 million, compared to the four months ended January 31, 1997. Real estate cost of sales for the first four months of fiscal 1998 consists primarily of the cost of sales and real estate commissions associated with the sale of 35 single family homesites in the Bachelor Gulch Village development and four luxury residential condominiums at the Golden Peak base area of Vail Mountain. Real estate cost of sales for the first four months of fiscal 1997 consisted primarily of the cost of sales and real estate commissions associated with the sale of 63 single family homesites in the Bachelor Gulch Village development.

     Corporate expense. Corporate expense increased by $589,000 for the four months ended January 31, 1998 as compared to the four months ended January 31, 1997. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees. The increase over fiscal 1997 is primarily attributable to an increase in investor relations costs, transfer agent fees and other costs associated with being a public company.

     Depreciation and Amortization. Depreciation and amortization expense increased by $5.2 million for the four months ended January 31, 1998. The increase was primarily attributable to the inclusion of depreciation expense and amortization of goodwill for the Acquired Resorts for the full four month period in fiscal 1998 but only for the period from January 4 to January 31 of fiscal 1997, and capital expenditures made in fiscal 1997 at all four resorts.

     Interest expense. During the four months ended January 31, 1998 and the four months ended January 31, 1997, the Company recorded interest expense of $8.1 million and $5.4 million, respectively, relating primarily to the Credit Facilities and the Industrial Development Bonds in fiscal 1998 and fiscal 1997, as well as the Senior Subordinated Notes for fiscal 1997. The increase in interest expense for the four months ended January 31, 1998 compared to the four months ended January 31, 1997, is attributable to a higher average balance outstanding on the Credit Facilities due to amounts drawn for (i) hotel acquisitions made in October 1997 and (ii) investments in resort and real estate capital improvements. This increase is partially offset by (i) interest incurred on the $165 million in debt assumed in the acquisition of Ralston Resorts which was outstanding for the partial period from January 4 to January 31 of fiscal 1997, and (ii) higher interest rates on the Senior Subordinated Notes which were outstanding for the entire four month period in fiscal 1997 and redeemed with proceeds from the Company's initial public offering in March 1997.

PRO FORMA RESULTS OF OPERATIONS--FOUR AND THREE MONTHS ENDED JANUARY 31, 1998 VERSUS FOUR AND THREE MONTHS ENDED JANUARY 31, 1997

     The following unaudited pro forma results of operations of the Company for the four and three months ended January 31, 1997 assume the Acquisition occurred on October 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company divested in September 1997. The unaudited summarized information for the four and three months ended January 31, 1998 are provided for comparative purposes. Due to the seasonal nature of the Company's business, the pro forma results for the four months ended January 31, 1998 and 1997 do not differ materially from the pro forma results for the three months ended January 31, 1998 and 1997, and, accordingly, the analysis of both the four and the three month periods has been presented as a single presentation.

                                                                        (PRO FORMA)
                                                 FOUR                       FOUR
                                                MONTHS                     MONTHS
                                                ENDED                      ENDED
                                             JANUARY 31,                JANUARY 31,                                       PERCENTAGE
                                                1998                       1997                      INCREASE              INCREASE
                                            ------------              -------------               ------------           -----------
                                                                            (unaudited)
                                                                           (in thousands)

  Resort Revenue.............                   $140,193                  $115,305                     $24,888                 21.6%

  Resort Operating Expenses..                     97,014                    80,656                      16,358                 20.3%

  Resort Cash Flow...........                     43,179                    34,649                       8,530                 24.6%


                                                                          (PRO FORMA)
                                                    THREE                    THREE
                                                    MONTHS                  MONTHS
                                                    ENDED                    ENDED
                                                 JANUARY 31,              JANUARY 31,                                     PERCENTAGE
                                                    1998                      1997                    INCREASE             INCREASE
                                                ------------             ------------               ------------         -----------
                                                          (unaudited)
                                                        (in thousands)

  Resort Revenue.............                   $136,322                  $111,997                     $24,325                 21.7%

  Resort Operating Expenses..                     82,270                    67,708                      14,562                 21.5%

  Resort Cash Flow...........                     54,052                    44,289                       9,763                 22.0%


  Resort Revenue.  Pro forma Resort Revenue for the four and three months ended January 31, 1998 and 1997 are presented by category as follows:
                                                                       (PRO FORMA)
                                                  FOUR                      FOUR
                                                 MONTHS                    MONTHS
                                                 ENDED                      ENDED
                                              JANUARY 31,                JANUARY 31,                                      PERCENTAGE
                                                 1998                      1997                      INCREASE              INCREASE
                                              ----------               ------------                 -----------          -----------
                                                          (in thousands)
  Lift Tickets...............                   $ 63,940                  $ 59,011                     $ 4,929                  8.4%

  Ski School.................                     16,540                    14,183                       2,357                 16.6%

  Dining.....................                     18,079                    14,145                       3,934                 27.8%

  Retail/Rental..............                      8,764                     7,190                       1,574                 21.9%

  Hospitality................                     15,347                    11,012                       4,335                 39.4%

  Other......................                     17,523                     9,764                       7,759                 79.5%
                                                --------                  --------                     -------                 ----

  Total Resort Revenue.......                   $140,193                  $115,305                     $24,888                 21.6%

                                                ========                  ========                     =======                 ====

  Total Skier Visits.........                      2,141                     2,140                           1                  0.0%

                                                ========                  ========                     =======                 ====

  ETP........................                   $  29.86                  $  27.58                     $  2.29                  8.3%

                                                ========                  ========                     =======                 ====


                                          (PRO FORMA)
                               THREE         THREE
                              MONTHS         MONTHS
                               ENDED         ENDED
                            JANUARY 31,   JANUARY 31,    PERCENTAGE
                               1998           1997        INCREASE    INCREASE
                            -----------   ------------   ----------   ---------
                                              (in thousands)

  Lift Tickets...........      $ 63,618      $ 58,746       $ 4,872        8.3%
  Ski School.............        16,522        14,154         2,368       16.7%
  Dining.................        17,340        13,651         3,689       27.0%
  Retail/Rental..........         8,590         7,047         1,543       21.9%
  Hospitality............        14,163         9,848         4,315       43.8%
  Other..................        16,089         8,551         7,538       88.2%
                               --------      --------       -------       ----

  Total Resort Revenue...      $136,322      $111,997       $24,325       21.7%
                               ========      ========       =======       ====

  Total Skier Visits.....         2,122         2,120             2        0.1%
                               ========      ========       =======       ====

  ETP....................      $  29.98      $  27.71       $  2.27        8.2%
                               ========      ========       =======       ====


     Lift ticket revenue increased due to an increase in effective ticket price (defined as total lift ticket revenue divided by total skier visits "ETP") on a
 .1% increase in the number of skier visits. The increase in ETP is primarily due to increases in lead ticket prices at each resort, and a favorable improvement in the proportion of destination skier visits to total skier visits. Tickets sold to destination guests tend to have a higher ETP than tickets sold to local and Front Range (Denver/Colorado Springs area) skiers. The Company believes the increase in destination guests is the result of the Company's new and innovative marketing programs, including its new loyalty award program.

     Ski school revenue increased due primarily to price increases and an increase in the number of private lessons. The number of private lessons increased due to the increase in the number of destination guests and the continued growth of snowboarding. Additionally, the Beaver Creek children's program has shown strong growth due to a number of initiatives designed to increase participation.

     Dining revenue increased as a result of (i) the opening of five new operations at the base of and on Vail Mountain which increased seating capacity by 10%, (ii) the opening of six new operations at the base of Beaver Creek Mountain which increased seating capacity by 29%, (iii) increased usage of Keystone's banquet facilities and the addition of two new dining operations at that resort, (iv) the addition of two new dining facilities at Breckenridge, coupled with (v) price increases at existing dining facilities, and (vi) volume growth at Vail Mountain's Eagles Nest venue due to the success of the adjacent Adventure Ridge night time activities center.

     Retail and rental revenues increased due to (i) the opening of two new rental and one new retail operation, (ii) strong performance from existing Beaver Creek operations due to the completion of the One Beaver Creek Place and Market Square developments in the Beaver Creek Village core, (iii) increased revenue from the newly renovated Golden Peak base facility retail and rental operations, and (iv) improvements in inventory management and store product mix which help to take advantage of current trends such as snowboarding and children's accessories.

     Hospitality revenue increased primarily due to (i) the acquisitions of The Lodge at Vail, the Breckenridge Hilton, and the Inn at Keystone, and (ii) increases at Keystone Resort due to improved lodging occupancy and increased use of conference center facilities. Property management services also contributed toward the growth over fiscal 1997 due to an increase in the number of units under management, primarily at Beaver Creek and Arrowhead, and an improvement in the average daily rate (defined as hospitality revenue divided by number of room nights) at Beaver Creek Resort.

     Other revenue increased as a result of (i) increased popularity of the Adventure Ridge activities center, (ii) enhanced village services at the Beaver Creek, Bachelor Gulch, and Arrowhead Village developments, (iii) club initiation fees for the expansion of the Beaver Creek Club, and (iv) increases in sponsorship revenue.

     Resort Operating Expenses. Resort Operating Expenses were $97.0 million for the four months ended January 31, 1998, compared to $80.7 million for the four months ended January 31, 1997. As a percentage of Resort Revenue, Resort Operating Expenses decreased from 70.0% to 69.2% in the four months ended January 31, 1998. Resort Operating Expenses were $82.3 million for the three months ended January 31, 1998, compared to $67.7 million for the three months ended January 31, 1997. As a percentage of Resort Revenue, Resort Operating Expenses were 60.3% for the three months ended January 31, 1998, compared to 60.4% for the three months ended January 31, 1998. The overall increase in Resort Operating Expenses is attributable to increased variable expenses resulting from the increased level of Resort Revenue and expenses associated with new dining, retail/rental and hospitality operations.

     Resort Cash Flow. Resort Cash Flow was $43.2 million for the four months ended January 31, 1998, compared to $34.6 million for the four months ended January 31, 1997. Resort Cash Flow as a percentage of Resort Revenue increased from 30.0% to 30.8% in the four months ended January 31, 1998. Resort Cash Flow was $54.1 million for the three months ended January 31, 1998, compared to $44.3 million for the three months ended January 31, 1997. Resort Cash Flow as a percentage of Resort Revenue was 39.7% for the three months ended January 31, 1998, compared to 39.6% for the three months ended January 31, 1997. The increase in Resort Cash Flow is due primarily to the increased level of Resort Revenue offset by increased expenses related to new operations as described above.

PRO FORMA RESULTS OF OPERATIONS--SIX MONTHS ENDED JANUARY 31, 1998 VERSUS SIX MONTHS ENDED JANUARY 31, 1997

     The following unaudited pro forma results of operations of the Company for the six months ended January 31, 1997 assume the Acquisition occurred on August 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company divested in September 1997. The unaudited summarized information for the six months ended January 31, 1998 are provided for comparative purposes.

                                                (PRO FORMA)
                                     SIX            SIX
                                    MONTHS         MONTHS
                                    ENDED          ENDED
                                 JANUARY 31,    JANUARY 31,               PERCENTAGE
                                     1998           1997       INCREASE    INCREASE
                                 ------------   ------------   --------   -----------
                                          (unaudited)
                                        (in thousands)

  Resort Revenue..............      $154,144       $128,088     $26,056         20.3%
  Resort Operating Expenses...       118,139        101,370      16,769         16.5%
  Resort Cash Flow............        36,005         26,718       9,287         34.8%

     Resort Revenue. Pro forma Resort Revenue for the six months ended January 31, 1998 and 1997 are presented by category as follows:

                                        (PRO FORMA)
                              SIX           SIX
                            MONTHS         MONTHS
                             ENDED         ENDED
                          JANUARY 31,   JANUARY 31,               PERCENTAGE
                             1998           1997       INCREASE    INCREASE
                          -----------   ------------   --------   -----------
                                            (in thousands)

  Lift Tickets.........      $ 63,935      $ 58,999     $ 4,936          8.4%
  Ski School...........        16,524        14,180       2,344         16.5%
  Dining...............        22,203        17,664       4,539         25.7%
  Retail/Rental........         9,591         7,537       2,054         27.3%
  Hospitality..........        19,348        15,140       4,208         27.8%
  Other................        22,543        14,568       7,975         54.7%
                             --------      --------     -------         ----

                             $154,144      $128,088     $26,056         20.3%
                             ========      ========     =======         ====

  Total Skier Visits...         2,141         2,140           1          0.0%
                             ========      ========     =======         ====

  ETP..................        $29.86        $27.57     $  2.29          8.3%
                             ========      ========     =======         ====


     Lift ticket revenue increased due to an increase in ETP on a .1% increase in the number of skier visits. The increase in ETP is primarily due to increases in lead ticket prices at each resort, and a favorable improvement in the proportion of destination skier visits to total skier visits. Tickets sold to destination guests tend to have a higher ETP than tickets sold to local and Front Range (Denver/Colorado Springs area) skiers. The Company believes the increase in destination guests is the result of the Company's new and innovative marketing programs, including its new loyalty award program.

     Ski school revenue increased due primarily to price increases and an increase in the number of private lessons. The number of private lessons increased due to the increase in the number of destination guests and the continued growth of snowboarding. Additionally, the Beaver Creek children's program has shown strong growth due to a number of initiatives designed to increase participation.

     Dining revenue increased as a result of (i) the opening of five new operations at the base of and on Vail Mountain which increased seating capacity by 10%, (ii) the opening of six new operations at Beaver Creek Mountain which increased seating capacity by 29%, (iii) increased usage of Keystone's banquet facilities and the addition of one new year round and one new seasonal dining operation at that resort, (iv) the addition of two new dining facilities at Breckenridge, coupled with (v) price increases at existing dining facilities, and (vi) volume growth at Vail Mountain's Eagles Nest venue due to the success of the adjacent Adventure Ridge night time activities center and increased late summer business due to closures for renovation and construction in the prior year.

     Retail and rental revenues increased due to (i) the opening of two new rental and one new retail operation, (ii) strong performance from existing Beaver Creek operations due to the completion of the One Beaver Creek Place and Market Square developments in the Beaver Creek Village core, (iii) increased revenue from the newly renovated Golden Peak base facility retail and rental operations, and (iv) improvements in inventory management and store product mix which help to take advantage of current trends such as snowboarding and children's accessories.

     Hospitality revenue increased primarily due to (i) the acquisitions of The Lodge at Vail, the Breckenridge Hilton, and the Inn at Keystone, and (ii) increases at Keystone Resort due to improved lodging occupancy and increased use of conference center facilities. Property management services also contributed toward the growth over fiscal 1997 due to an increase in the number of units under management, primarily at Beaver Creek and Arrowhead, and an improvement in the average daily at Beaver Creek Resort.

     Other revenue increased as a result of (i) increased popularity of the Adventure Ridge activities center, (ii) enhanced village services at the Beaver Creek, Bachelor Gulch, and Arrowhead Village developments, (iii) club initiation fees for the expansion of the Beaver Creek Club, and (iv) increases in sponsorship revenue.

     Resort Operating Expenses. Resort Operating Expenses were $118.1 million for the six months ended January 31, 1998, compared to $101.4 million for the six months ended January 31, 1997. As a percentage of Resort Revenue, Resort Operating Expenses decreased from 79.2% to 76.6% in the six months ended January 31, 1998. The overall increase in Resort Operating Expenses is attributable to increased variable expenses resulting from the increased level of Resort Revenue and expenses associated with new dining, retail/rental and hospitality operations.

     Resort Cash Flow. Resort Cash Flow was $36.0 million for the six months ended January 31, 1998, compared to $26.8 million for the six months ended January 31, 1997. Resort Cash Flow as a percentage of Resort Revenue increased from 20.8% to 23.4% in the six months ended January 31, 1998. The increase in Resort Cash Flow is due primarily to the increased level of Resort Revenue offset by increased expenses related to new operations as described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

     The Company's cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the four month period ended January 31, 1998, payments of $54.6 million were made for the acquisition of three hotels, resort capital expenditures totaled $45.4 million, and investments in real estate totaled $13.2 million.

     During the four months ended January 31, 1998, the Company acquired three hotel properties. On October 1, 1997, the Company purchased the assets constituting the Breckenridge Hilton for a total purchase price of $18.6 million. The Breckenridge Hilton is a 208-room full service hotel, located at the base of Breckenridge Mountain, and includes dining, conference and fitness facilities. On October 7, 1997, the Company purchased 100% of the outstanding stock of Lodge Properties, Inc., a Colorado corporation ("LPI"), for a purchase price of $30.9 million. LPI owns and operates The Lodge at Vail (the "Lodge"), a 59-room hotel located at the Vail Village base area of Vail Mountain, and provides management services to an additional 40 condominiums. The Lodge includes restaurant and conference facilities as well as other amenities. In addition to the hotel property, LPI owns a parcel of developable land strategically located at the primary base area of Vail Mountain. In addition to the cash purchase price, the Company incurred approximately $5.8 million during the four months ended January 31, 1998 to substantially complete a new wing of the hotel. The wing directly fronts Vail Mountain and includes premium conference facilities, 18 luxury lodging units, and a penthouse apartment. The Company has contracted to sell the penthouse apartment for $3.3 million. On January 15, 1998 the Company purchased the assets constituting the Inn at Keystone for a total purchase price of $9.2 million. The Inn at Keystone is a 103-room full service hotel, located near Keystone Mountain, and includes dining, conference and spa facilities. All acquisitions were accounted for as purchase combinations and funded with cash from operations or proceeds from the Revolving Credit Facility.

     Resort capital expenditures for the four months ended January 31, 1998 were $45.4 million. Investments in real estate for that period were $13.2 million, which included $2.0 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) trail and infrastructure improvements at Keystone Mountain, (ii) terrain and facilities improvements at Breckenridge Mountain,
(iii) expansion of the grooming fleet at Vail and Beaver Creek mountains, (iv) upgrades to back office and front line information systems, and (v) the addition of a new wing at the Lodge at Vail. The primary projects included in investments in real estate were (i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages, and (ii) investments in developable land at strategic locations at all four mountain resorts.

     The Company estimates that it will make resort capital expenditures totaling between $20 and $30 million during the remainder of fiscal 1998. The primary projects are anticipated to include (i) new high speed quad chair lifts at Keystone and Breckenridge Mountains, (ii) completion of the Keystone Lodge remodel and renovation of the Breckenridge Hilton, (iii) trail and lift expansion of Peak 7 at Breckenridge, (iv) addition of a new restaurant on Breckenridge Mountain, and (v) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate during the remainder of fiscal 1998 are expected to total between $10 and $20 million. The primary projects are anticipated to include (i) infrastructure related to Bachelor Gulch and Arrowhead Villages, (ii) golf course development, and (iii) investments in developable land at strategic locations at all four resorts. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1998 with cash flow from operations and borrowings under its Revolving Credit Facility.

     The Company generated cash flow from financing activities of $25.5 million for the four months ended January 31, 1998, consisting of $288.0 million in borrowings from the Revolving Credit Facility net of $262.0 million in repayments. In addition, the Company made the final cash payment of $5.7 million due under the Rights (as defined below) in October 1997 and stock option exercises generated cash proceeds of $5.2 million.

     At September 30, 1997, the Company's Credit Facilities consisted of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities") thereby providing for aggregate debt financing of $340 million. The Revolving Credit Facility would have matured on April 15, 2003 and the Term Loan Facilities required minimum amortization payments ranging from $11.5 to $41.0 million annually from 1998 to 2004. On December 19, 1997, the Company amended its Credit Facilities to provide an increase in aggregate debt financing from $340.0 million to $450.0 million and to eliminate the required minimum amortization payments under the Term Loan Facilities. All amounts outstanding under the Revolving Credit Facility and the Term Loan Facilities at December 19, 1997 were refinanced under a single revolving credit facility maturing on December 19, 2002. Interest on outstanding borrowings under the new Revolving Credit Facility is payable at rates based upon either LIBOR (5.62% at January 31, 1998) plus a margin ranging from .50% to 1.25% or prime (8.5% at January 31, 1998) plus a margin of up to .125%. The Company also pays a quarterly unused commitment fee ranging from .125% to .30%. The interest margins fluctuate based upon the ratio of Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Agreement).

     On September 25, 1996, the Company declared a right to receive up to $2.44 per share of common stock (the "Rights") to all stockholders of record on October 11, 1996, with a maximum aggregate amount payable under the Rights of $50.5 million. As of September 30, 1997, the Company had satisfied $44.8 million of its obligation under the Rights. On October 31, 1997, the Company paid all remaining amounts due under the Rights.

     During the four months ended January 31, 1998, 714,286 employee stock options were exercised at exercise prices ranging from $6.85 to $10.75. Additionally, 8,260 shares were issued to management under the restricted stock plan.

     Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its working capital and debt service requirements while continuing to make long-term investments for future growth, including strategic resort acquisitions, investments in joint ventures, capital improvements, and investments in real estate development.

     Statements in this Form 10-Q, other than statements of historical information, are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive factors in the ski and resort industry; and the weather.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

 None.

ITEM 2. CHANGES IN SECURITIES.

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

 None.

ITEM 5. OTHER INFORMATION.

 None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits

  The following exhibits, with the exception of exhibit 10, are incorporated by reference to the documents indicated in parentheses which have previously been filed with the Securities and Exchange Commission.

                                                                Sequentially
Exhibit                                                           Numbered
Number                    Description                               Page
------                    -----------                           ------------

 3.1      Restated Certificate of Incorporation of the Company.
          (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

 3.2 Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

 10       Amended and Restated Credit Agreement among the Vail
          Corporation (d/b/a "Vail Associates, Inc.") and Nations
          Bank of Texas, N.A.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on November 6, 1997 announcing a change in its fiscal year end from September 30 to July 31.

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 17, 1998.

                                      VAIL RESORTS, INC.


                                     By  /s/      JAMES P. DONOHUE
                                         -----------------------------------
                                                  James P. Donohue
                                         Senior Vice President and Chief
                                                  Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 17, 1998.

      Signature                                  TITLE
      ---------                                  -----

/s/   JAMES P. DONOHUE
-------------------------------
        James P. Donohue            Senior Vice President and Chief Financial
                                                   Officer