Form 10-Q
period 1998-04-30
VAIL RESORTS INC
filed 1998-06-15
CIK 812011

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

                 For the quarterly period ended April 30, 1998

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                ---------------

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


  As of June 2, 1998, 34,308,320 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 26,868,486 shares were Common Stock.

================================================================================

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Financial Statements................................. F-1
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............   1

                                    PART II

Item 1.  Legal Proceedings....................................  12
Item 2.  Changes in Securities................................  12
Item 3.  Defaults Upon Senior Securities......................  12
Item 4.  Submission of Matters to a Vote of Security-Holders..  12
Item 5.  Other Information....................................  12
Item 6.  Exhibits and Reports on Form 8-K.....................  13

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of April 30, 1998 and September 30, 1997...................  F-2
Consolidated Statements of Operations for the Three Months Ended April 30, 1998 and 1997..  F-3
Consolidated Statements of Operations for the Seven Months Ended April 30, 1998 and 1997..  F-4
Consolidated Statements of Cash Flows for the Seven Months Ended April 30, 1998 and 1997..  F-5
Notes to Consolidated Financial Statements................................................  F-6

                              VAIL RESORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                  April 30,    September 30,
                                                                    1998           1997
                                                                 -----------   -------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................   $ 11,682       $ 14,703
  Receivables...................................................     27,776         22,107
  Inventories...................................................     10,313         10,789
  Deferred income taxes.........................................     29,674         24,500
  Other current assets..........................................      5,265          4,253
                                                                   --------       --------
Total current assets............................................     84,710         76,352

Property, plant, and equipment, net.............................    500,900        411,117
Real estate held for sale.......................................    134,940        154,925
Deferred charges and other assets...............................     13,734         13,290
Intangible assets...............................................    199,683        200,265
                                                                   --------       --------
Total assets....................................................   $933,967       $855,949
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.........................   $ 58,431       $ 70,171
  Income taxes payable..........................................        325            325
  Rights payable to stockholders................................          -          5,707
  Long-term debt due within one year (Note 3)...................      1,731          1,715
                                                                   --------       --------
Total current liabilities.......................................     60,487         77,918

Long-term debt (Note 3).........................................    246,607        263,347
Other long-term liabilities.....................................     23,274         23,281
Deferred income taxes...........................................    126,619         85,737
Commitments and contingencies (Note 5)
Stockholders' equity (Note 1)
  Preferred stock, $.01 par value 25,000,000 shares
     authorized, no shares issued and outstanding...............          -              -
  Common stock-
   Class A Common Stock, $.01 par value, 20,000,000 shares
     authorized, 11,439,834 shares issued and outstanding as
     of April 30, 1998 and September 30, 1997, respectively.....        114            116
   Common Stock, $.01 par value, 80,000,000 shares authorized,
     22,863,586, and 21,765,815 shares issued and outstanding
     as of April 30, 1998 and September 30, 1997, respectively..        229            218
  Additional paid-in capital....................................    399,137        385,634
  Retained earnings.............................................     77,500         19,698
                                                                   --------       --------
Total stockholders' equity......................................    476,981        405,666
                                                                   --------       --------
Total liabilities and stockholders' equity......................   $933,967       $855,949
                                                                   ========       ========

          See accompanying notes to consolidated financial statements.

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                  Three       Three
                                                  months      months
                                                  ended       ended
                                                April 30,   April 30,
                                                   1998        1997
                                                ----------  ----------
Net revenues:
  Resort......................................   $170,051    $144,705
  Real estate.................................      3,912       3,607
                                                 --------    --------
   Total net revenues.........................    173,963     148,312
Operating expenses:
  Resort......................................     82,413      67,453
  Real estate.................................      3,292       4,133
  Corporate expense...........................      1,544       1,766
  Depreciation and amortization...............     11,488       9,781
                                                 --------    --------
   Total operating expenses...................     98,737      83,133
                                                 --------    --------
Income from operations........................     75,226      65,179
Other income (expense):
  Investment income...........................        570         696
  Interest expense............................     (4,869)     (7,344)
  Gain (loss) on sale of fixed assets.........        378         (10)
  Other.......................................       (101)        410
                                                 --------    --------
Income before income taxes....................     71,204      58,931
Provision for income taxes (Note 2)...........    (29,541)    (24,456)
                                                 --------    --------
Net income....................................   $ 41,663    $ 34,475
                                                 ========    ========

Net income per common share (Notes 2 and 5):
   Basic......................................   $   1.21        1.05
                                                 ========    ========
   Diluted....................................   $   1.20    $   1.01
                                                 ========    ========




                                       .



          See accompanying notes to consolidated financial statements

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                  Seven       Seven
                                                  months      months
                                                  ended       ended
                                                 April 30,   April 30,
                                                   1998        1997
                                                ----------  ----------
Net revenues:
  Resort......................................   $310,244   $229,177
  Real estate.................................     55,305     53,638
                                                 --------   --------
   Total net revenues.........................    365,549    282,815
Operating expenses:
  Resort......................................    179,427    121,547
  Real estate.................................     47,501     47,460
  Corporate expense...........................      3,207      2,840
  Depreciation and amortization...............     25,036     18,129
                                                 --------   --------
   Total operating expenses...................    255,171    189,976
                                                 --------   --------
Income from operations........................    110,378     92,839
Other income (expense):
  Investment income...........................      1,275        863
  Interest expense............................    (12,962)   (12,719)
  Gain (loss) on sale of fixed assets.........        378        (35)
  Other.......................................       (321)      (150)
                                                 --------   --------
Income before income taxes....................     98,748     80,798
Provision for income taxes (Note 2)...........    (40,946)   (33,640)
                                                 --------   --------
Net income....................................   $ 57,802   $ 47,158
                                                 ========   ========

Net income per common share (Notes 2 and 5):
   Basic......................................      $1.69      $1.75
                                                 ========   ========
   Diluted....................................      $1.67      $1.69
                                                 ========   ========


         See accompanying notes to consolidated financial statements.

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                         Seven        Seven
                                                         Months       Months
                                                         ended        ended
                                                        April 30,    April 30,
                                                          1998          1997
                                                        ---------    ---------
Cash flows from operating activities:
   Net income.........................................  $  57,802    $  47,158
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization..................     25,036       18,129
       Noncash cost of real estate sales..............     37,966       38,338
       Noncash compensation related to stock grants...        209          157
       Deferred financing costs amortized.............        308          173
       (Gain) loss on disposal of fixed assets........       (378)          35
   Changes in assets and liabilities:
       Deferred income taxes..........................     40,946       33,640
       Accounts receivable, net.......................     (5,627)      (7,763)
       Inventories....................................      1,085        1,777
       Accounts payable and accrued expenses..........    (14,504)      (9,432)
       Other assets and liabilities...................       (389)       7,192
                                                        ---------    ---------
          Net cash provided by operating activities...    142,454      129,404

Cash flows from investing activities:
   Cash paid in resort acquisition, net of cash
     acquired.........................................         -      (149,259)
   Cash paid in hotel acquisitions, net of cash
     acquired.........................................    (54,637)          -
   Resort capital expenditures........................    (64,815)     (26,845)
   Investments in real estate.........................    (10,495)     (28,367)
                                                        ---------    ---------
          Net cash used in investing activities.......   (129,947)    (204,471)

Cash flows from financing activities:
   Proceeds from initial public offering..............          -       98,150
   Refund of development bond reserve fund (Note 3)...      3,297            -
   Proceeds from the exercise of stock options........      6,919            -
   Payments under Rights..............................     (5,707)     (42,175)
   Proceeds from borrowings under long-term debt......    291,016      192,500
   Payments on long-term debt.........................   (311,053)    (134,184)
                                                        ---------    ---------
          Net cash (used in) provided
             by financing activities                      (15,528)     114,291
                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents..     (3,021)      39,224

Cash and cash equivalents:
   Beginning of period................................     14,703       12,712
                                                        ---------    ---------
   End of period......................................   $  11,682   $  51,936
                                                         =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Issuance of common stock in resort acquisition.....   $      --     151,088
   Assumption of liabilities in resort acquisition....   $      --   $  91,480
                                                         =========   =========
   Option exercise price exchanged for Rights payment.   $      --   $   2,740
                                                         =========   =========
   Assumption of liabilities in hotel acquisitions....   $   3,272   $      --
                                                         =========   =========
   Issuance of shares under restricted stock grants...   $     288   $      --
                                                         =========   =========

          See accompanying notes to consolidated financial statements.

                              VAIL RESORTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments, mountain resorts and real estate development. Vail Associates, Inc., a wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. The Breckenridge and Keystone mountain resorts (collectively, the "Acquired Resorts"), together with the Arapahoe Basin mountain resort and significant related real estate interests and developable land, were acquired by the Company on January 3, 1997 (the "Acquisition"). The Company divested the Arapahoe Basin mountain resort on September 5, 1997. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, Inc., conducts the Company's real estate development activities. The Company's mountain resort business, which is primarily composed of ski operations and related amenities, is seasonal in nature with a typical ski season beginning in mid-October and continuing through mid-May.

     On November 5, 1997, the Company announced the change of its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year 1998 will end on July 31, 1998 and consist of ten months. For fiscal 1998, the Company filed a transitional interim report for the four months ended January 31, 1998 and will file this quarterly report for the three months ended April 30, 1998 and an annual report for the ten months ended July 31, 1998, all on a comparative basis with the prior year. This quarterly report for the three months ended April 30, 1998 includes statements of financial position as of April 30, 1998, and September 30, 1997, comparative results of operations for the three and seven month periods ended April 30, 1998, and comparative statements of cash flows for the seven months ended April 30, 1998.

     In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results of the Acquired Resorts have been included for the period from January 4 to April 30 in fiscal 1997 and for the full seven month period in fiscal 1998. The assets and liabilities, and results of operations of Arapahoe Basin, which the Company divested in September 1997, have been excluded from the accompanying financial statements for all periods presented. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


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


3. LONG-TERM DEBT

     Long-term debt as of April 30, 1998 and September 30, 1997 is summarized as follows (in thousands):

                                         APRIL 30,  SEPTEMBER 30,
                                           1998         1997
                                         ---------  -------------

     Industrial Development Bonds (a)..   $ 64,560       $ 61,263
     Credit Facilities (b).............    182,000        202,000
     Other.............................      1,778          1,799
                                          --------       --------
                                           248,338        265,062

     Less-current maturities...........      1,731          1,715
                                          --------       --------
                                          $246,607       $263,347
                                          ========       ========

(a) At September 30, 1997 the Company had $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrued interest at 8% per annum and matured on August 1, 2009. Interest was payable semi-annually on February 1 and August 1. The Company provided the holder of these bonds a debt service reserve fund of $3.3 million, which was netted against the principal amount for financial reporting purposes. The Industrial Development Bonds were secured by the stock of the subsidiaries of Vail Associates and the United States Forest Service permits. On April 9, 1998, the Industrial Development Bonds issued by Eagle County, Colorado were refinanced. Under the terms of the new agreement interest accrues at 6.95% per annum and the $41.2 million bond principal amount matures on August 1, 2019. Interest is payable semi-annually on February 1 and August 1. The previous debt service fund of $3.3 million was refunded to the company. The bonds are secured by the Vail and Beaver Creek United States Forest Service Permits.

(b) At September 30, 1997, the Company's Credit Facilities consisted of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities") thereby providing for aggregate debt financing of $340 million. The Revolving Credit Facility would have matured on April 15, 2003 and the Term Loan Facilities required minimum amortization payments ranging from $11.5 to $41.0 million annually from 1998 to 2004. On December 19, 1997, the Company amended its Credit Facilities to provide an increase in aggregate debt financing from $340.0 million to $450.0 million and to eliminate the required minimum amortization payments under the Term Loan Facilities. All amounts outstanding under the Revolving Credit Facility and the Term Loan Facilities at December 19, 1997 were refinanced under a single revolving credit facility maturing on December 19, 2002. Interest on outstanding borrowings under the new Revolving Credit Facility is payable at rates based upon either LIBOR (5.66% at April 30, 1998) plus a margin ranging from .50% to 1.25% or prime (8.5% at April 30, 1998) plus a margin of up to .125%. The Company also pays a quarterly unused commitment fee ranging from .125% to .30%. The interest margins fluctuate based upon the ratio of Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Agreement).

4. COMMITMENTS AND CONTINGENCIES

     Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster home and townhome, and lodging units. As of April 30, 1998, the Company has sold 101 single family homesites and has entered into contracts for the sale of 5 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Revolving Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $15.8 million at April 30, 1998. The Company has allocated $9.5 million of that amount to the Bachelor Gulch Village single family homesites which were sold as of April 30, 1998 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of April 30, 1998 and 1997 was $2.8 million and $1.3 million, respectively.

     At April 30, 1998, the Company had various other letters of credit outstanding in the aggregate amount of $17.3 million.

5. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("EPS") effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the dual presentation of basic (replaces primary EPS) and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised resulting in the issuance of common shares that would then share in the earnings of the Company. The Company has adopted the requirements of SFAS No. 128 for the three and seven month periods ended April 30, 1998. Pro forma presentation and disclosure requirements are supplied for prior period comparisons in accordance with the statement.

                                               FOUR           THREE         SEVEN
                                               MONTHS         MONTHS        MONTHS
                                               ENDED          ENDED         ENDED
                                             JANUARY 31,     APRIL 30,     APRIL 30,
                                                1998           1998          1998
                                             -----------     -----------   -----------
Basic EPS Computation:
Net income...........................        $    16,139     $    41,663   $    57,802
                                             -----------     -----------   -----------
Weighted average shares outstanding..         34,010,887      34,303,082    34,183,916
                                             -----------     -----------   -----------
Basic EPS............................        $      0.47     $      1.21   $      1.69
                                             ===========     ===========   ===========

Diluted EPS Computation:
Net income...........................        $    16,139     $    41,663   $    57,802
                                             -----------     -----------   -----------
Weighted average shares outstanding..         34,010,887      34,303,082    34,183,916
Effect of dilutive stock options.....            623,856         479,985       457,496
                                             -----------     -----------   -----------
Total shares.........................         34,634,743      34,783,067    34,641,412
                                             -----------     -----------   -----------
Diluted EPS..........................        $      0.47     $      1.20   $      1.67
                                             ===========     ===========   ===========


                                               FOUR           THREE        SEVEN
                                               MONTHS         MONTHS       MONTHS
                                               ENDED          ENDED        ENDED
                                             JANUARY 31,     APRIL 30,    APRIL 30,
                                                1997           1997         1997
                                             -----------   -----------  -----------
Basic EPS Computation:
Net income...........................        $    12,683   $    34,475  $    47,158
                                             -----------   -----------  -----------
Weighted average shares outstanding..         22,335,526    32,967,899   26,908,078
                                             -----------   -----------  -----------
Basic EPS............................        $      0.57   $      1.05  $      1.75
                                             ===========   ===========  ===========

Diluted EPS Computation:
Net income...........................        $    12,683   $    34,475  $    47,158
                                             -----------   -----------  -----------
Weighted average shares outstanding..         22,335,526    32,967,899   26,908,078
Effect of dilutive stock options.....          1,034,368     1,037,219    1,037,218
                                             -----------   -----------  -----------
 Total shares........................         23,369,894    34,005,118   27,945,296
                                             -----------   -----------  -----------
Diluted EPS..........................        $      0.54   $      1.01  $      1.69
                                             ===========   ===========  ===========

6. Acquisition

     On January 3, 1997, the Company acquired from Ralston Foods, Inc. 100% of the stock of Ralston Resorts, Inc., the owner and operator of the Breckenridge, Keystone and Arapahoe Basin mountain resorts located in Summit County, Colorado, for a total purchase price, including direct costs, of $297.3 million. In connection with the Acquisition, the Company refinanced $139.7 million of indebtedness, issued 7,554,406 shares of Common Stock valued at $151.1 million to Ralston Foods, Inc., assumed liabilities of $59.8 million and incurred $9.0 million in acquisition costs. Pursuant to a Consent Decree with the United States Department of Justice and the Attorney General of the State of Colorado, the Company sold the assets constituting the Arapahoe Basin mountain resort on September 5, 1997, for a sum of $4.0 million.

     The Acquisition was accounted for as a purchase combination. Under purchase accounting, the acquisition cost was allocated to the assets and liabilities of the Acquired Resorts based on their relative fair values.

     The following unaudited pro forma results of operations of the Company for the seven months ended April 30, 1997 assume that the Acquisition occurred on October 1, 1996. The unaudited pro forma results of operations include the effects of the Company's initial public offering only from its effective date of February 7, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin, which the Company divested. The unaudited summarized financial information for the seven months ended April 30, 1998 are provided for comparative purposes.

                                                                           (PRO FORMA)
                                                     SEVEN                    SEVEN
                                                     MONTHS                   MONTHS
                                                     ENDED                    ENDED
                                                   APRIL 30,                APRIL 30,
                                                     1998                      1997
                                                   ---------                ---------
                                            (dollars in thousands, except per share amounts)

     Resort revenue.......................        $  310,244               $  261,696
     Real estate revenue..................            55,305                   54,975
     Total revenues.......................           365,549                  316,671
     Net income...........................            57,802                   46,328
     Basic net income per common share....              1.69                     1.53
     Diluted net income per common share..              1.67                     1.48


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the September 30, 1997, annual report on Form 10-K and the consolidated interim financial statements as of April 30, 1998 and September 30, 1997, and for the three and seven month periods ended April 30, 1998 and 1997, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results.

     This Management's Discussion and Analysis contains information regarding Resort Cash Flow. Resort Cash Flow is defined as revenue from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditures and debt service requirements.

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

     During fiscal 1998, the Company changed its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year 1998 will end on July 31, 1998 and consist of ten months. This Management's Discussion and Analysis compares actual results for the three and seven months ended April 30, 1998 and 1997. Supplemental pro forma comparisons are presented for the seven and nine month periods ended April 30, 1998 and 1997. Seven month comparisons are presented to conform with the actual seven month transitional period, while nine month comparisons are presented to compare year to date results for the Company's new third quarter ended April 30, 1998 and 1997.


THREE MONTHS ENDED APRIL 30, 1998 VERSUS THREE MONTHS ENDED APRIL 30, 1997



                               THREE      THREE
                              MONTHS     MONTHS
                               ENDED      ENDED
                             APRIL 30,  APRIL 30,             PERCENTAGE
                               1998       1997      INCREASE   INCREASE
                             ---------  ---------  ---------- ----------
                                         (unaudited)
                                    (dollars in thousands)

Resort Revenue.............   $170,051   $144,705     $25,346      17.5%
Resort Operating Expenses..     82,413     67,453      14,960      22.2%
Resort Cash Flow...........     87,638     77,252      10,386      13.4%

  Resort Revenue. Resort Revenue for the three months ended April 30, 1998 and 1997 are presented by category as follows:



                            THREE      THREE
                            MONTHS     MONTHS
                            ENDED      ENDED                 PERCENTAGE
                          APRIL 30,  APRIL 30,   INCREASE     INCREASE
                            1998       1997     (DECREASE)   (DECREASE)
                          ---------  ---------  -----------  ----------
                                     (dollars in thousands)

  Lift Tickets..........   $ 82,523   $ 75,955     $ 6,568         8.6%
  Ski School............     22,115     20,256       1,859         9.2%
  Dining................     23,769     20,570       3,199        15.6%
  Retail/Rental.........     10,136      8,880       1,256        14.1%
  Hospitality...........     19,709     13,540       6,169        45.6%
  Other.................     11,799      5,504       6,295       114.4%
                           --------   --------     -------       -----

  Total Resort Revenue..   $170,051   $144,705     $25,346        17.5%
                           ========   ========     =======       =====

  Total Skier Visits....      2,565      2,698        (133)      (4.9)%
                           ========   ========     =======       =====

  ETP...................     $32.17     $28.15       $4.02        14.3%
                           ========   ========     =======       =====


  Lift ticket revenue increased due to a 14.3% increase in ETP (effective ticket price is defined as total lift ticket revenue divided by total skier visits "ETP") partially offset by a 4.9% decline in the number of total skier visits. The increase in ETP is primarily due to increases in lead ticket prices at each resort, a less aggressive ticket discounting strategy, and improvement in the proportion of destination skier visits to total skier visits. The increase in lead ticket prices and less aggressive discounting is consistent with the Company's strategy to provide a high quality guest experience at a premium price. The improvement in the proportion of destination skier visits was driven by an increase in destination skier visits and a decline in local and Front Range (Denver/Colorado Springs) skier visits (non-destination skier visits).
The Company attributes the increase in destination guests to the Company's new and innovative marketing and loyalty programs. The decline in local and Front Range skier visits is primarily attributable to unusual weather patterns and below average snowfall at the Company's resorts.

  Ski school revenue increased primarily due to price increases and an increase in the number of lessons sold. The number of lessons increased due to an increase in the number of destination skiers who have a greater tendency to purchase lessons than do local and Front Range guests. Additionally, the Beaver Creek children's program has continued its success due to a number of initiatives designed to increase participation. Demand continued to be strong for snowboarding and private lessons driven by the popularity of snowboarding and the increase in destination guests.

  Dining revenue increased as a result of strong performance from existing operations, the addition of several new dining operations, and dining operations acquired in three hotel acquisitions. Five dining operations were new to Vail Mountain in fiscal 1998, including the addition of two fine dining facilities from the Lodge at Vail acquisition, and two facilities in the newly renovated and expanded Golden Peak base facility, resulting in an overall seating capacity increase of 10%. Beaver Creek opened seven new operations, six of which are located in the recently completed Beaver Creek Village core, thereby increasing seating capacity by 29%. Four dining operations were new to Breckenridge and Keystone resorts during fiscal 1998 including the operations acquired in the acquisitions of the Great Divide Lodge (formerly the Breckenridge Hilton) and the Inn at Keystone, and two new on mountain operations.

     Retail and rental revenues increased due to strong performance from existing operations and the addition of three new operations. Increases in existing operations were led by the completion of the Beaver Creek Village core which provided a complimentary balance of retailers in Beaver Creek Village making it an attractive retail shopping destination, and the newly renovated and expanded Golden Peak facility at the base of Vail Mountain. Two new rental operations were opened in Beaver Creek Village and one new retail/rental operation was opened in a strategic location at the base of Peak 8 in Breckenridge where the company formerly had no presence in the retail/rental market. The Company's retail and rental business also benefited from continuing improvements in inventory management and store product mix.

     Hospitality revenue increased due to an increasing base of property management services, growth in the travel and reservations businesses, and the acquisitions of The Lodge at Vail, the Great Divide Lodge (formerly the Breckenridge Hilton), and the Inn at Keystone. Property management services contributed toward the growth over fiscal 1997 due to an increase in occupancy and average daily rate (defined as revenue divided by room nights) at Beaver Creek Resort driven by the increase in skier visits and number of rooms under management.

     Other revenue increased as a result of the increased popularity of the Adventure Ridge activities center at the top of Vail Mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, the expansion of the Beaver Creek Club, and increases in brokerage and commercial leasing revenue.

     Resort Operating Expenses. Resort Operating Expenses were $82.4 million for the three months ended April 30, 1998, compared to $67.5 million for the three months ended April 30, 1997. As a percentage of Resort Revenue, Resort Operating Expenses increased from 46.6% to 48.5% in the three months ended April 30, 1998. The overall increase in Resort Operating Expenses is attributable to increased variable expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues.

     Resort Cash Flow. Resort Cash Flow was $87.6 million for the three months ended April 30, 1998, compared to $77.3 million for the three months ended April 30, 1997. Resort Cash Flow as a percentage of Resort Revenue decreased from 53.4% to 51.5% in the three months ended April 30, 1998. The increase in Resort Cash Flow is due primarily to the growth in Resort Revenue and diversification into non-lift businesses such as dining, retail/rental, and hospitality operations. The reduction in Resort Cash Flow as a percentage of Resort Revenue is due to a greater proportion of Resort Revenue being derived from non-lift ticket businesses which tend to have a greater level of variable operating expenses proportionate to revenues.

     Real Estate Revenue. Revenue from real estate operations for the three months ended April 30, 1998 was $3.9 million, an increase of $0.3 million, compared to the three months ended April 30, 1997. Revenue for the three months of fiscal 1998 consists primarily of the sales of 1 single family homesite and 1 residential condo. Revenue for the three months of fiscal 1997 consisted primarily of the sales of 2 residential condos.

     Real Estate Operating Expenses. Real estate operating expenses for the three months ended April 30, 1998 were $3.3 million, a decrease of $0.8 million, compared to the three months ended April 30, 1997. Real estate cost of sales for the three months of fiscal 1998 consists primarily of the cost of sales and real estate commissions associated with the sale of 1 single family homesite and 1 residential condo. Real estate cost of sales for the three months of fiscal 1997 consisted primarily of the cost of sales and real estate commissions associated with the sale of 2 residential condos. Real estate operating expenses include the selling, general and administrative expenses associated with the Company's real estate operations.

     Corporate expense. Corporate expense decreased by $222,000 for the three months ended April 30, 1998 as compared to the three months ended April 30, 1997. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

     Depreciation and Amortization. Depreciation and amortization expense increased by $1.7 million for the three months ended April 30, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the three hotel acquisitions discussed above and an increased fixed asset base due to fiscal 1997 capital improvements.

     Interest expense. During the three months ended April 30, 1998 and the three months ended April 30, 1997, the Company recorded interest expense of $4.8 million and $7.3 million, respectively. The $2.5 million decrease was attributable to a one time contractual redemption premium, incurred in March 1997, on the early redemption of the Senior Subordinated Notes.


SEVEN MONTHS ENDED APRIL 30, 1998 VERSUS SEVEN MONTHS ENDED APRIL 30, 1997

     The actual results of the seven months ended April 30, 1998 versus the actual results of the seven months ended April 30, 1997, discussed below are not comparable due to the acquisition of the Acquired Resorts by the Company on January 3, 1997. Accordingly, the usefulness of the comparisons presented below is limited as the seven months ended April 30, 1997, includes the results of the Acquired Resorts for the period from January 4 to April 30 while the seven months ended April 30, 1998 includes the results of the Acquired Resorts for the full seven month period. Please see pro forma Results of Operations included elsewhere in this Management's Discussion and Analysis.

     Resort Revenue. Resort Revenue for the seven months ended April 30, 1998 was $310.2 million, an increase of $81.1 million, or 35.4%, compared to the seven months ended April 30, 1997. The increase was primarily attributable to the inclusion of the results of the Acquired Resorts for the full seven month period in fiscal 1998 but only for the period from January 4 to April 30 of fiscal 1997, and increases in lift ticket, ski school, dining, retail and rental, hospitality and other revenues at all four resorts during fiscal 1998.

     Resort Operating Expenses. Resort Operating Expenses were $179.4 million for the seven months ended April 30, 1998, an increase of $57.9 million, or 47.9%, as compared to the seven months ended April 30, 1997. The increase in Resort Operating Expenses is attributable to the inclusion of the results of the Acquired Resorts for the full seven months in fiscal 1998 but only for the period from January 4 to April 30 of fiscal 1997, and increased variable expenses resulting from the increased level of non-lift Resort Revenue in the seven months ended April 30, 1998.

     Resort Cash Flow. Resort Cash Flow was $130.8 million for the seven months ended April 30, 1998, an increase of $23.2 million, or 21.5%, as compared to the seven months ended April 30, 1997. The increase in Resort Cash Flow is due primarily to the inclusion of the results of the Acquired Resorts for the full seven months in fiscal 1998 but only for the period from January 4 to April 30 of fiscal 1997, and the increased level of Resort Revenue, partially offset by increased expenses as described above.

     Real Estate Revenue. Revenue from real estate operations for the seven months ended April 30, 1998 was $55.3 million, an increase of $1.7 million, compared to the seven months ended April 30, 1997. Revenue for the first seven months of fiscal 1998 consists primarily of the sales of 36 single family homesites in the Bachelor Gulch Village development ($30.0 million), and the sale of four luxury residential condominiums at the Golden Peak base area of Vail Mountain ($18.7 million). Revenue for the first seven months of fiscal 1997 consisted primarily of the sales of 63 single family homesites in the Bachelor Gulch Village development ($46.6 million) and 8 residential condos.

     Real Estate Operating Expenses. Real estate operating expenses for the seven months ended April 30, 1998 were $47.5 million, an increase of $0.1 million, compared to the seven months ended April 30, 1997. Real estate cost of sales for the first seven months of fiscal 1998 consists primarily of the cost of sales and real estate commissions associated with the sale of 36 single family homesites in the Bachelor Gulch Village development and four luxury residential condominiums at the Golden Peak base area of Vail Mountain. Real estate cost of sales for the first seven months of fiscal 1997 consisted primarily of the cost of sales and real estate commissions associated with the sale of 63 single family homesites in the Bachelor Gulch Village development and 8 residential condos.

     Corporate expense. Corporate expense increased by $367,000 for the seven months ended April 30, 1998, as compared to the seven months ended April 30, 1997. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees. The increase over fiscal 1997 is primarily attributable to an increase in investor relations costs, transfer agent fees and public reporting.

     Depreciation and Amortization. Depreciation and amortization expense increased by $6.9 million for the seven months ended April 30, 1998. The increase was primarily attributable to the inclusion of depreciation expense and amortization of goodwill for the Acquired Resorts for the full seven month period in fiscal 1998 but only for the period from January 4 to April 30 of fiscal 1997, and capital expenditures made in fiscal 1997 at all four resorts.

     Interest expense. During the seven months ended April 30, 1998, and the seven months ended April 30, 1997, the Company recorded interest expense of $13.0 million and $12.7 million, respectively. Interest expense related primarily to the Credit Facilities and the Industrial Development Bonds in fiscal 1998 and fiscal 1997, as well as the Senior Subordinated Notes in fiscal 1997. The Company maintained a higher average balance outstanding under its Credit Facilities in fiscal 1998 due to amounts drawn for the hotel acquisitions, resort capital expenditures and investments in real estate. The higher interest on the Credit Facilities in fiscal 1998 was partially offset by the interest incurred on the $165 million in debt assumed in the acquisition of Ralston Resorts, higher interest rates on the Senior Subordinated Notes, which were outstanding until March 1997, and the one time contractual redemption premium on the early redemption of the Senior Subordinated Notes.

PRO FORMA RESULTS OF OPERATIONS--SEVEN MONTHS ENDED APRIL 30, 1998 VERSUS SEVEN MONTHS ENDED APRIL 30, 1997

     The following unaudited pro forma results of operations of the Company for the seven months ended April 30, 1997, assume the Acquisition occurred on October 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company divested in September 1997. The unaudited summarized information for the seven months ended April 30, 1998, are provided for comparative purposes.

                                          (PRO FORMA)
                                 SEVEN       SEVEN
                                MONTHS      MONTHS
                                 ENDED       ENDED
                               APRIL 30,   APRIL 30,             PERCENTAGE
                                 1998        1997      INCREASE   INCREASE
                               ---------  -----------  --------  -----------
                                          (unaudited)
                                     (dollars in thousands)

  Resort Revenue.............   $310,244    $261,696    $48,548        18.6%
  Resort Operating Expenses..    179,427     149,302     30,125        20.2%
  Resort Cash Flow...........    130,817     112,394     18,424        16.4%

     Resort Revenue. Pro forma Resort Revenue for the seven months ended April 30, 1998 and 1997 are presented by category as follows:

                                           (PRO FORMA)
                                  SEVEN       SEVEN
                                  MONTHS      MONTHS
                                  ENDED       ENDED                  PERCENTAGE
                                 APRIL 30,   APRIL 30,    INCREASE    INCREASE
                                   1998        1997      (DECREASE)  (DECREASE)
                                ---------    ---------   ----------  ----------
                                      (dollars in thousands)
  Lift Tickets.............      $146,463     $134,955      $11,508        8.5%
  Ski School...............        38,654       34,439        4,215       12.2%
  Dining...................        41,847       34,725        7,122       20.5%
  Retail/Rental............        18,901       16,577        2,324       14.0%
  Hospitality..............        35,056       24,551       10,505       42.8%
  Other....................        29,323       16,449       12,874       78.3%
                                ---------    ---------   ----------   ---------

  Total Resort Revenue.....      $310,244     $261,696      $48,548       18.6%
                                =========    =========   ==========   =========

  Total Skier Visits.......         4,706        4,838         (132)     (2.7)%
                                =========    =========   ==========   =========

  ETP......................        $31.12       $27.89        $3.23       11.6%
                                =========    =========   ==========   =========

  Lift ticket revenue increased due to a 11.6% increase in ETP (effective ticket price is defined as total lift ticket revenue divided by total skier visits "ETP") partially offset by a 2.7% decline in the number of total skier visits. The increase in ETP is primarily due to increases in lead ticket prices at each resort, a less aggressive ticket discounting strategy, and improvement in the proportion of destination skier visits to total skier visits. The increase in lead ticket prices and less aggressive discounting is consistent with the Company's strategy to provide a high quality guest experience at a premium price. The improvement in the proportion of destination skier visits was driven by an increase in destination skier visits and a decline in local and Front Range (Denver/Colorado Springs) skier visits (non-destination skier visits).
The Company attributes the increase in destination guests to the Company's new and innovative marketing and loyalty programs. The decline in local and Front Range skier visits is primarily attributable to unusual weather patterns and below average snowfall at the Company's resorts.

  Ski school revenue increased primarily due to price increases and an increase in the number of lessons sold. The number of lessons increased due to an increase in the number of destination skiers who have a greater tendency to purchase lessons than do local and Front Range guests. Additionally, the Beaver Creek children's program has continued its success due to a number of initiatives designed to increase participation. Demand continued to be strong for snowboarding and private lessons driven by the popularity of snowboarding and the increase in destination guests.

  Dining revenue increased as a result of strong performance from existing operations, the addition of several new dining operations, and dining operations acquired in three hotel acquisitions. Five dining operations were new to Vail Mountain in fiscal 1998, including the addition of two fine dining facilities from the Lodge at Vail acquisition, and two facilities in the newly renovated and expanded Golden Peak base facility, resulting in an overall seating capacity increase of 10%. Beaver Creek opened seven new operations, six of which are located in the recently completed Beaver Creek Village core, thereby increasing seating capacity by 29%. Four dining operations were new to Breckenridge and Keystone resorts during fiscal 1998 including the operations acquired in the acquisitions of the Great Divide Lodge (formerly the Breckenridge Hilton) and the Inn at Keystone, and two new on mountain operations.

     Retail and rental revenues increased due to strong performance from existing operations and the addition of three new operations. Increases in existing operations were led by the completion of the Beaver Creek Village core which provided a complimentary balance of retailers in Beaver Creek Village making it an attractive retail shopping destination, and the newly renovated and expanded Golden Peak facility at the base of Vail Mountain. Two new rental operations were opened in Beaver Creek Village and one new retail/rental operation was opened in a strategic location at the base of Peak 8 in Breckenridge where the company formerly had no presence in the retail/rental market. The Company's retail and rental business also benefited from continuing improvements in inventory management and store product mix.

     Hospitality revenue increased due to an increasing base of property management services, growth in the travel and reservations businesses, and the acquisitions of The Lodge at Vail, the Great Divide Lodge (formerly the Breckenridge Hilton), and the Inn at Keystone. Property management services contributed toward the growth over fiscal 1997 due to an increase in occupancy and average daily rate (defined as revenue divided by room nights) at Beaver Creek Resort driven by the increase in skier visits and number of rooms under management.

     Other revenue increased as a result of the increased popularity of the Adventure Ridge activities center at the top of Vail Mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, the expansion of the Beaver Creek Club, licensing and sponsorship revenue growth, and increases in brokerage and commercial leasing revenue.

     Resort Operating Expenses. Resort Operating Expenses were $179.4 million for the seven months ended April 30, 1998, compared to $149.3 million for the seven months ended April 30, 1997. As a percentage of Resort Revenue, Resort Operating Expenses increased from 57.1% to 57.8% in the seven months ended April 30, 1998. The overall increase in Resort Operating Expenses is attributable to increased variable operating expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations.

     Resort Cash Flow. Resort Cash Flow was $130.8 million for the seven months ended April 30, 1998, compared to $112.4 million for the seven months ended April 30, 1997. Resort Cash Flow as a percentage of Resort Revenue decreased from 42.9% to 42.2% in the seven months ended April 30, 1998. The increase in Resort Cash Flow is due primarily to the growth in Resort Revenue and diversification into non-lift businesses such as dining, retail/ rental and hospitality operations. The reduction in Resort Cash Flow as a percentage of Resort Revenue is due to a greater proportion of Resort Revenue being derived from non-lift ticket businesses which tend to have a greater level of variable operating expenses in proportion to revenues.

PRO FORMA RESULTS OF OPERATIONS--NINE MONTHS ENDED APRIL 30, 1998 VERSUS NINE MONTHS ENDED APRIL 30, 1997

  The following unaudited pro forma results of operations of the Company for the nine months ended April 30, 1997 assume the Acquisition occurred on August 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company divested in September 1997. The unaudited summarized information for the nine months ended April 30, 1998 are provided for comparative purposes.

                                          (PRO FORMA)
                                 NINE        NINE
                                MONTHS      MONTHS
                                 ENDED       ENDED
                               APRIL 30,   APRIL 30,             PERCENTAGE
                                 1998        1997      INCREASE   INCREASE
                               ---------  -----------  --------  -----------
                                          (unaudited)
                                     (dollars in thousands)

  Resort Revenue.............   $324,195    $272,793    $51,402        18.8%
  Resort Operating Expenses..    200,552     168,823     31,729        18.8%
  Resort Cash Flow...........    123,643     103,970     19,673        18.9%

  Resort Revenue. Pro forma Resort Revenue for the nine months ended April 30, 1998 and 1997 are presented by category as follows:

                                     (PRO FORMA)
                            NINE        NINE
                           MONTHS      MONTHS
                            ENDED       ENDED
                          APRIL 30,   APRIL 30,               PERCENTAGE
                            1998        1997      INCREASE     INCREASE
                          ---------  -----------  ---------  ------------
                                     (dollars in thousands)
  Lift Tickets..........   $146,458    $134,954    $11,504          8.5%
  Ski School............     38,639      34,436      4,203         12.2%
  Dining................     45,972      38,234      7,738         20.2%
  Retail/Rental.........     19,727      16,417      3,310         20.2%
  Hospitality...........     39,057      28,680     10,377         36.2%
  Other.................     34,342      20,072     14,270         71.1%
                           --------    --------    -------         -----

  Total Resort Revenue..   $324,195    $272,793    $51,402         18.8%
                           ========    ========    =======         =====

  Total Skier Visits....      4,706       4,838       (132)        (2.7%)
                           ========    ========    =======         =====

  ETP...................     $31.12      $27.89      $3.23         11.6%
                           ========    ========    =======         =====


  Lift ticket revenue increased due to a 11.6% increase in ETP (effective ticket price is defined as total lift ticket revenue divided by total skier visits "ETP") partially offset by a 2.7% decline in the number of total skier visits. The increase in ETP is primarily due to increases in lead ticket prices at each resort, a less aggressive ticket discounting strategy, and improvement in the proportion of destination skier visits to total skier visits. The increase in lead ticket prices and less aggressive discounting is consistent with the Company's strategy to provide a high quality guest experience at a premium price. The improvement in the proportion of destination skier visits was driven by an increase in destination skier visits and a decline in local and Front Range (Denver/Colorado Springs) skier visits (non-destination skier visits).
The Company attributes the increase in destination guests to the Company's new and innovative marketing and loyalty programs. The decline in local and Front Range skier visits is primarily attributable to unusual weather patterns and below average snowfall at the Company's resorts.

  Ski school revenue increased primarily due to price increases and an increase in the number of lessons sold. The number of lessons increased due to an increase in the number of destination skiers who have a greater tendency to purchase lessons than do local and Front Range guests. Additionally, the Beaver Creek children's program has continued its success due to a number of initiatives designed to increase participation. Demand continued to be strong for snowboarding and private lessons driven by the popularity of snowboarding and the increase in destination guests.

  Dining revenue increased as a result of strong performance from existing operations, the addition of several new dining operations, and dining operations acquired in three hotel acquisitions. Five dining operations were new to Vail Mountain in fiscal 1998, including the addition of two fine dining facilities from the Lodge at Vail acquisition, and two facilities in the newly renovated and expanded Golden Peak base facility, resulting in an overall seating capacity increase of 10%. Beaver Creek opened seven new operations, six of which are located in the recently completed Beaver Creek Village core, thereby increasing seating capacity by 29%. Four dining operations were new to Breckenridge and Keystone resorts during fiscal 1998 including the operations acquired in the acquisitions of the Great Divide Lodge (formerly the Breckenridge Hilton) and the Inn at Keystone, and two new on mountain operations.

  Retail and rental revenues increased due to strong performance from existing operations and the addition of three new operations. Increases in existing operations were led by the completion of the Beaver Creek Village core which provided a complimentary balance of retailers in Beaver Creek Village making it an attractive retail shopping destination, and the newly renovated and expanded Golden Peak facility at the base of Vail Mountain. Two new rental operations were opened in Beaver Creek Village and one new retail/rental operation was opened in a strategic location at the base of Peak 8 in Breckenridge where the company formerly had no presence in the retail/rental market. The Company's retail and rental business also benefited from continuing improvements in inventory management and store product mix.

  Hospitality revenue increased due to an increasing base of property management services, growth in the travel and reservations businesses, and the acquisitions of The Lodge at Vail, the Great Divide Lodge (formerly the Breckenridge Hilton), and the Inn at Keystone. Property management services contributed toward the growth over fiscal 1997 due to an increase in occupancy and average daily rate (defined as revenue divided by room nights) at Beaver Creek Resort driven by the increase in skier visits and number of rooms under management.

  Other revenue increased as a result of the increased popularity of the Adventure Ridge activities center at the top of Vail Mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, the expansion of the Beaver Creek Club, licensing and sponsorship revenue growth, and increases in brokerage and commercial leasing revenue.

  Resort Operating Expenses. Resort Operating Expenses were $200.5 million for the nine months ended April 30, 1998, compared to $168.8 million for the nine months ended April 30, 1997. As a percentage of Resort Revenue, Resort Operating Expenses were 61.9 % for the nine months ended April 30, 1998 and 1997. The overall increase in Resort Operating Expenses is attributable to increased variable expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations.

  Resort Cash Flow. Resort Cash Flow was $123.6 million for the nine months ended April 30, 1998, compared to $104.0 million for the nine months ended April 30, 1997. Resort Cash Flow as a percentage of Resort Revenue was 38.1% for the nine months ended April 30, 1998 and 1997. The increase in Resort Cash Flow is due primarily to the growth in Resort Revenue and diversification into non-lift businesses such as dining, retail/ rental, and hospitality operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  The Company's cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the seven month period ended April 30, 1998, the Company made payments of $54.6 million for the acquisition of three hotel properties, $64.8 million for resort capital expenditures, and $10.5 million for investments in real estate.

  During the seven months ended April 30, 1998, the Company acquired three hotel properties. On October 1, 1997, the Company purchased the assets constituting the Great Divide Lodge (f/k/a Breckenridge Hilton) for a total purchase price of $18.6 million. The Great Divide Lodge is a 208-room full service hotel, located at the base of Breckenridge Mountain, and includes dining, conference and fitness facilities. On October 7, 1997, the Company purchased 100% of the outstanding stock of Lodge Properties, Inc., a Colorado corporation ("LPI"), for a purchase price of $30.9 million. LPI owns and operates The Lodge at Vail (the "Lodge"), a 59-room hotel located at the Vail Village base area of Vail Mountain, and provides management services to an additional 40 condominiums. The Lodge includes restaurant and conference facilities as well as other amenities. In addition to the hotel property, LPI owns a parcel of developable land strategically located at the primary base area of Vail Mountain. In addition to the cash purchase price, the Company incurred approximately $8.0 million during the seven months ended April 30, 1998 to substantially complete a new wing of the hotel. The wing directly fronts Vail Mountain and includes premium conference facilities, 18 luxury lodging units, and a penthouse apartment. The Company has contracted to sell the penthouse apartment for $3.3 million. On January 15, 1998 the Company purchased the assets constituting the Inn at Keystone for a total purchase price of $9.2 million. The Inn at Keystone is a 103-room full service hotel, located near Keystone Mountain, and includes dining, conference and spa facilities. All acquisitions were accounted for as purchase combinations and funded with cash from operations or proceeds from the Revolving Credit Facility.

  Resort capital expenditures for the seven months ended April 30, 1998 were $64.8 million. Investments in real estate for that period were $10.5 million, which included $2.0 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) trail and infrastructure improvements at Keystone Mountain, (ii) terrain and facilities improvements at Breckenridge Mountain,
(iii) expansion of the grooming fleet at Vail and Beaver Creek mountains, (iv) retail/rental and restaurant additions in Beaver Creek Village, (v) new quad chair lifts at Breckenridge and Keystone Mountains, (vi) upgrades to back office and front line information systems, and (vii) the addition of a new wing at the Lodge at Vail. The primary projects included in investments in real estate were
(i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages, (ii) golf course development, and (iii) investments in developable land at strategic locations at all four mountain resorts.

  The Company estimates that it will make resort capital expenditures totaling between $10 and $20 million during the remainder of fiscal 1998. The primary projects which are anticipated to begin during the final quarter of fiscal 1998 include (i) a new high speed quad chair lift and additional snowmaking at Keystone, (ii) completion of the Keystone Lodge remodel and renovation of the Great Divide Lodge, (iii) expansion of the children's ski school at Beaver Creek, (iv) addition of a new restaurant on Breckenridge Mountain, and (v) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate during the remainder of fiscal 1998 are expected to total between $5 and $10 million. The primary projects which are anticipated to begin during the final quarter of fiscal 1998 include (i) infrastructure related to Bachelor Gulch and Arrowhead Villages, (ii) golf course development, and (iii) investments in developable land at strategic locations at all four resorts. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1998 with cash flow from operations and borrowings under its Revolving Credit Facility.

  During the seven months ended April 30, 1998, the Company used $15.5 million in cash for its financing activities consisting of net repayments on it's Revolving Credit Facility of $20 million, payments of $5.7 million due under the Rights (as defined below), the refund of a bond reserve fund of $3.3 million, and $6.9 million received from the exercise of employee stock options.

  At September 30, 1997 the Company had $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrued interest at 8% per annum and matured on August 1, 2009. Interest was payable semi-annually on February 1 and August 1. The Company provided the holder of these bonds a debt service reserve fund of $3.3 million, which was netted against the principal amount for financial reporting purposes. The Industrial Development Bonds were secured by the stock of the subsidiaries of Vail Associates and the United States Forest Service permits. On April 9, 1998, the Industrial Development Bonds issued by Eagle County, Colorado were refinanced. Under the terms of the new agreement interest accrues at 6.95% per annum and the $41.2 million bond principal amount matures on August 1, 2019. Interest is payable semi-annually on February 1 and August 1. The previous debt service fund of $3.3 million was refunded to the company. The bonds are secured by the Vail and Beaver Creek United States Forest Service Permits.

  At September 30, 1997, the Company's Credit Facilities consisted of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities") thereby providing for aggregate debt financing of $340 million. The Revolving Credit Facility would have matured on April 15, 2003 and the Term Loan Facilities required minimum amortization payments ranging from $11.5 to $41.0 million annually from 1998 to 2004. On December 19, 1997, the Company amended its Credit Facilities to provide an increase in aggregate debt financing from $340.0 million to $450.0 million and to eliminate the required minimum amortization payments under the Term Loan Facilities. All amounts outstanding under the Revolving Credit Facility and the Term Loan Facilities at December 19, 1997 were refinanced under a single revolving credit facility maturing on December 19, 2002. Interest on outstanding borrowings under the new Revolving Credit Facility is payable at rates based upon either LIBOR (5.66% at April 30, 1998) plus a margin ranging from .50% to 1.25% or prime (8.5% at April 30, 1998) plus a margin of up to .125%. The Company also pays a quarterly unused commitment fee ranging from .125% to .30%. The interest margins fluctuate based upon the ratio of Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Agreement).

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

  During the seven months ended April 30, 1998, 889,511 employee stock options were exercised at exercise prices ranging from $6.85 to $10.75. Additionally, 8,260 shares were issued to management under the restricted stock plan.

  Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its working capital, debt service, and capital expenditure requirements.

  Statements in this Form 10-Q, other than statements of historical information, are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, general business and economic conditions, competitive factors in the ski and resort industry, and the weather.

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

                                                                    Sequentially
Exhibit                                                               Numbered
Number                           Description                            Page
-------                          -----------                            ----

 3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

 3.2 Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration No. 333-5341)).

 10 Sports and Housing Facilities Financing Agreement among the Vail Corporation (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1, 1998.

 10.1 Eagle County, Colorado To U.S. Bank National Association, As Trustee, Trust Indenture Dated as of April 1, 1998.

(b) Reports on Form 8-K

None


SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON JUNE 15, 1998.


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

      SIGNATURE                               TITLE
      ---------                               -----

  /s/ JAMES P. DONOHUE
----------------------------
      James P. Donohue         Senior Vice President and Chief Financial Officer