Form 10-K
period 1998-07-31
VAIL RESORTS INC
filed 1998-10-30
CIK 812011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

       /_/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED ___
                                      OR
       /X/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1997 TO JULY 31, 1998

                         COMMISSION FILE NUMBER 1-9614

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                               -----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----  ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on October 15, 1998, determined using the per share closing price thereof on the New York Stock Exchange Composite Tape, was approximately $494.6 million. As of October 15, 1998, 34,463,015 shares of Common Stock were issued and outstanding, of which 7,639,834 shares were Class A Common Stock and 26,823,181 shares were Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Shareholders to be held December 18,
                                     1998.

                                               TABLE OF CONTENTS

                                                    PART I
Item 1.   Business.............................................................................................     2
Item 2.   Properties...........................................................................................    12
Item 3.   Legal Proceedings....................................................................................    12
Item 4.   Submission of Matters to a Vote of Security-Holders..................................................    12

                                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................................    13
Item 6.   Selected Financial Data..............................................................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations................    15
Item 8.   Financial Statements and Supplementary Data..........................................................   F-1
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................    26

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..................................................    26
Item 11.   Executive Compensation..............................................................................    26
Item 12.   Security Ownership of Certain Beneficial Owners and Management......................................    26
Item 13.   Certain Relationships and Related Transactions......................................................    26

                                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................    26

                                    PART I

ITEM 1.     BUSINESS

General

  Vail Resorts, Inc. and its subsidiaries (collectively, the "Company" or "Vail Resorts"), is the premier resort operator in North America operating (i) Vail Mountain, the largest single ski mountain complex in North America, (ii) Beaver Creek(R) Mountain, one of the world's premier family-oriented mountain resorts,
(iii) Breckenridge Mountain Resort, North America's second most popular ski area and (iv) Keystone(R) Resort, the third most popular ski area in North America and a year-round family vacation destination. The Company is one of the most successful resort operators in the ski industry due to its attractive guest demographics, favorable weather and snowfall conditions, and ability to attract both destination resort guests and day travelers from local population centers. The Company operates the top three mountain resorts in North America and is uniquely positioned to attract a broad range of guests due to its diverse ski terrain, varied price points and numerous activities and services. As the Company's resorts are located within 50 miles of each other, the Company is able to offer guests the opportunity to visit each resort during one vacation stay and participate in common loyalty programs. In addition to its resort operations, the Company owns substantial real estate which strategically complements its resort business.

  The Company's customers are primarily comprised of worldwide resort destination guests and, to a lesser extent, day skiers from the Denver Metropolitan area and Eagle and Summit counties. For destination guests, access to the Company's resorts is facilitated by their close proximity to both Denver International Airport and Vail/Eagle County Airport. For the 1997-98 season, the Company believes that destination guests represented slightly over 70% of total skier days. Although the Company's resorts accommodate a wide range of budgets and attract guests from different regions of the country and the world, they are particularly attractive to family-oriented guests who tend to generate higher and more diversified revenues per guest than skiers from local population centers. International guests, who tend to have longer average stays and higher vacation expenditures than other destination guests, accounted for approximately 8% of the Company's destination skier days during the 1997-98 season.

  Consistent with the trends in the overall industry, snowboarders represent the fastest growing segment of the Company's guest demographic. Snowboarders accounted for nearly 21% of the 54.1 million skier days recorded in the United States for the 1997-98 season, an 81% increase over the 1994-95 ski season. The Company is committed to promoting snowboarding as an exciting outgrowth of traditional skiing. As an example of this commitment, the Company has upgraded its snowboard facilities, published trail guides for the convenience of snowboarders and created additional trails, half-pipes and other varied terrain to attract snowboarders. In the Company's continuous efforts to capture the rapidly growing snowboarding market, Keystone Mountain is implementing the newest, most innovative snowboarding park in Colorado for the 1998-99 season. The Company believes that other trends in the snow-sports product industry, such as the re-emergence of the Tele-mark ski, introduction of all-mountain fat skis, and parabolic shaped skis are all healthy for the growth of the ski resort industry.

  A key component of the Company's business strategy has been to expand and enhance its core ski operations while at the same time increasing the scope, diversity and quality of the complementary activities and services offered to its skiing and non-skiing guests throughout the year. This focus has resulted in growth in lift ticket sales and has also allowed the Company to expand its revenue base beyond its core ski operations. The Company's focus on developing a comprehensive destination resort experience has also allowed it to attract a diverse guest population with an attractive demographic and economic profile. While the Company's Resort revenue per skier day is currently among the highest in the industry, management believes that the Company currently captures less than 20% of the total vacation expenditures of an average destination guest at its resorts. The Company's business strategy is not only to increase skier days but also to increase Resort Revenue per skier day by capturing a higher percentage of the total spending by its year round destination and day guest by continuing to expand the range and enhance the quality of activities and services offered by the Company.

  The ski resort industry is highly competitive. The Company competes directly with numerous ski areas in Colorado for the day skier, with major ski areas in the United States, Canada and Europe for the destination skier and with worldwide recreation resorts for the vacation guest. The Company's major U.S. competitors include Utah ski areas, the Lake Tahoe ski areas in California and Nevada, the New England ski areas and the major Colorado ski areas including Aspen resorts, Copper Mountain, Crested Butte, Steamboat Springs, Telluride and Winter Park.

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

MOUNTAIN RESORTS

  The Company operates skiing facilities on Vail and Beaver Creek Mountains in Eagle County, Colorado and Breckenridge and Keystone Mountains in Summit County, Colorado. For the 1997-98 ski season, the Company's resorts had 4,716,605 total skier days as compared to 4,889,828 total skier days for the previous season. Some of the Company's ski areas typically open in mid-October and close in mid-May each year. The Company currently employs approximately 3,000 year-round and 7,000 seasonal employees.

VAIL

  Vail Mountain, opened in 1962, consists of 4,644 acres of skiable terrain. Vail Mountain is the largest single ski mountain complex in the United States and for the 1998-99 ski season will have a total of 31 lifts, including ten high speed quads and a high speed custom-designed gondola, constituting the largest network of high speed lifts in the world. Vail Mountain had a total of 1,597,932 skier days for the 1997-98 season compared to 1,687,038 for the previous season. Vail has consistently recorded the highest number of skier days of any North American resort, and is known for its legendary terrain, exciting nightlife and world famous ski and snowboard school, and is rapidly becoming known for its non-traditional snowsport activities. Vail completed the first ever mountaintop activities center, known as Adventure RidgeTM, during the 1996-97 season with improvements made during the 1997-98 season and further improvements being made for the 1998-99 ski season. Adventure RidgeTM offers terrain parks and half-pipes for skiers and snowboarders, as well as diversions for non-skiers such as an ice skating rink, a luge run, tubing runs, snowbike and snowmobile tours and four dining operations. Additionally, the Company has received approval from the United States Forest Service for infrastructure development of additional bowl skiing terrain within its current permit area known as Category III. (See "Business--Regulation and Legislation"). Category III will add approximately 885 acres of new trails to Vail Mountain's world-famous Back Bowls. The terrain's high, north facing location typically yields reliable snow conditions and should allow for earlier and later ski season operations than is typical for Vail's existing south facing Back Bowls. The highlight of the coming ski season will be the 1999 World Alpine Ski Championships to be hosted jointly with Beaver Creek Resort. Upgrades to Vail Mountain for the 1998-99 ski season include the development of "Chaos Canyon", a new mid-mountain attraction for children, expansion of the grooming fleet, restaurant upgrades, a lobby remodel at The Lodge at Vail, and additional attractions at Adventure Ridge.

BRECKENRIDGE

  Breckenridge Mountain Resort, located approximately 85 miles west of Denver and 40 miles east of Vail, is the second most popular ski area in the United States, trailing only Vail Mountain in skier days. Breckenridge's skier days totaled 1,300,883 for the 1997-98 ski season compared to 1,341,179 for the previous season. Breckenridge Mountain offers over 2,000 acres of skiing on four different mountains, including open bowl and excellent beginner and intermediate terrain. The ski area's four mountains are interconnected by a network of 22 lifts, including six high speed quad chairlifts. The ski area is located adjacent to the Town of Breckenridge, a 140-year-old Victorian mining town, which has numerous apres-ski activities and an extensive and growing bed base, making Breckenridge Mountain Resort an attractive destination for national and international skiers. The Company has received approval from the United States Forest Service for development of Peak 7 and its base area. The development will add 165 acres of intermediate terrain, a new high speed quad chairlift and additional snowmaking facilities. The Company has implemented several improvements to Breckenridge Mountain for the 1998-99 ski season including the addition of Ten Mile StationTM, the first new on-mountain restaurant at Breckenridge in ten years. Additional investments are being made for significant renovations at the Great Divide LodgeTM and the newly purchased Village at Breckenridge, expansion of the grooming fleet including the addition of a snowboard half-pipe grooming machine, and additional on-mountain restaurant upgrades at existing facilities.

KEYSTONE

  Keystone Mountain, located 70 miles west of Denver and 15 miles from Breckenridge, is the third most popular ski area in the United States, achieving 1,149,270 skier days for the 1997-98 ski season compared to 1,217,154 for the previous season. Comprised of three mountains interconnected by a network of 20 lifts, including two high-speed gondolas and five high-speed quad chairlifts, Keystone provides 1,861 skiable acres suited to a wide variety of skier ability levels. Keystone has the largest and most advanced snowmaking capability of any Colorado resort with snowmaking coverage extending over 49% of Keystone's skiable acreage. Keystone is typically one of the first Rocky Mountain ski resorts to open each season and also offers a 12-1/2 hour ski day, providing the largest single-mountain night skiing experience in North America with 14 lighted trails covering 2,340 vertical feet. The ski area is located adjacent to the family-oriented community of Keystone Resort, which offers numerous year-round activities, the majority of which are operated by the Company. These operations include the Keystone Conference Center, which is the largest convention center in the Colorado Rocky Mountains. The Company also owns and operates the Ranch Golf Course, and is in the process of constructing a second championship course, the River Course at Keystone, which is scheduled to open in June 2000. Upgrades to Keystone for the 1998-99 ski season include the installation of the Resort's fifth high speed quad chairlift, which provides faster and easier access to Keystone's North PeakTM, the addition of Colorado's newest and most exciting snowboard park, and investment in an additional snowboard half-pipe grooming machine. Consistent with the Company's initiative to expand its offering of on-mountain activities, and given the success of Adventure Ridge at Vail, the Company is developing Adventure PointTM at Keystone, which will initially feature a tubing hill, an ice climbing wall and a variety of children's attractions. The Company will also complete the renovation of the four-star Keystone Lodge. Additionally, the Company, through a joint venture (the "Keystone JV"), has begun the long-term development of up to 4,600 new residential and lodging units and up to 382,000 square feet of new commercial space on land contributed to the Keystone JV. The development, which is expected to be completed over the next 15 years, will create significant new resort lodging as well as new retail, dining and apres-ski activities, which the Company believes will attract destination skiers and contribute to growth in skier days and Resort Revenue.

BEAVER CREEK

  Beaver Creek Resort, located ten miles west of Vail Mountain, is one of the
world's premier family-oriented mountain resorts.   As one of the fastest
growing mountain resorts in the nation, Beaver Creek is known for its sophisticated personality and world class skiing. During the 1997-98 season, the Company completed the Beaver Creek Village core, which includes an outdoor ice skating rink, all-weather escalators that transport guests from the pedestrian plaza to the slopes, a multitude of shopping opportunities and fine dining. The village also contains the Vilar Center for the Arts which was constructed by the Company in cooperation with various local sponsors. Beaver Creek Mountain, opened in 1980, offers European-style Village-to-VillageTM skiing on approximately 1,625 acres of skiable terrain, and will operate 14 lifts interconnecting the Beaver Creek, Bachelor Gulch and Arrowhead villages for the 1998-99 season. Beaver Creek Mountain was named North America's sixth "Best Ski Area" by Mountain Sports and Living (f/k/a Snow Country) in the
                         --------------------------        ------------
magazine's 1998-99 annual ski area ranking. During the 1997-98 season, Beaver Creek Mountain recorded a total of 668,520 skier days compared to 644,456 for the previous year, representing 12 straight years of skier day growth. Among other events, Beaver Creek will host the men's downhill race event for the 1999 World Alpine Ski Championships, perhaps the most-watched and televised event in skiing. For the 1998-99 ski season, the Company plans to double the size of the Children's Skiing Center which has a history of great success, implement a new electronic guest information system that will make it easier for skiers and snowboarders to find their way around the base area, add additional snowmaking infrastructure and grooming equipment, and provide further upgrades to the village core and restaurants in anticipation of the 1999 World Alpine Ski Championships.

RESORT OPERATIONS

  The Company derives Resort Revenue from a wide variety of sources, including lift ticket sales, ski school, dining operations, retail stores, equipment rental, convention and hospitality services, travel reservation services, lodging, property and club management, real estate brokerage, licensing and sponsorship and other recreational activities. Based on the Company's new fiscal year ended July 31, the following table sets forth Resort Revenue by line of business, on a pro forma basis, including Vail, Breckenridge, Keystone and Beaver Creek for the entire period presented.


                                                                             Fiscal Year Ended July 31,
                                                                      --------------------------------------
                                                                              1998                 1997
                                                                      --------------------------------------

   Lift Tickets.......................................................             42.0%                46.5%
   Ski and Snowboard School...........................................             11.0%                11.8%
   Dining.............................................................             14.9%                14.8%
   Retail/Rental......................................................              5.9%                 5.9%
   Hospitality........................................................             13.4%                11.7%
   Other..............................................................             12.8%                 9.3%
                                                                      --------------------------------------
   Total Resort Revenues..............................................            100.0%               100.0%

   Total Non-Lift Ticket Resort Revenue...............................             58.0%                53.5%
                                                                      ======================================

LIFT TICKET OPERATIONS

  Lift ticket revenue represents the Company's single largest revenue source. The Company's favorable demographics and world-class resort facilities have enabled the Company to achieve premium ticket pricing. The lead ticket price, which for the 1997-98 ski season was $56 a day for Vail and Beaver Creek Mountains and $49 a day for Breckenridge and Keystone Mountains, is among the highest in the industry. To maximize skier volume during non-peak periods and attract certain segments of the market, the Company also offers a wide variety of incentive ticket programs, including season passes, student rates, group discounts and senior discounts. The Company engages in yield management analysis to maximize its effective ticket price (defined as total lift ticket revenue divided by total skier days) which was a combined $31.19 for the 1997-98 ski season, a 12.3 % increase on a pro forma basis, and among the highest in the industry. During the 1997-98 ski season, the Company introduced interchangeable lift tickets which were valid across all four of its resorts. This allowed guests to ski and snowboard at any of the Company's resorts with one lift ticket. The Company also introduced Peaks at Vail ResortsTM, a loyalty program similar to an airline frequent flyer program. The program rewards guests who frequent the resorts with a system of points that can be accumulated and redeemed for rewards during subsequent visits.

SKI AND SNOWBOARD SCHOOL

  The Company operates the world's largest ski and snowboard school operation with over 2,000 instructors across the four resorts. The Company estimates that it has one of the highest guest participation rates in the industry. The success of the ski and snowboard school comes from (i) personalizing and enhancing the guest vacation experience, (ii) creating new teaching and learning systems (many of which have historically been developed by the Company, sold to the Professional Ski Instructors of America and subsequently adopted as the standard for the industry), (iii) introducing innovative teaching methods for children, including separate children's centers, mountain-wide attractions and educational programs like SKE-cology, themed entertainment and teaching systems geared toward specific age groups, and (iv) continually creating new techniques to react to technological advances in ski and snowboard equipment. In addition, the Company has adopted a pay incentive program to reward instructors based on guest satisfaction and repeat clientele. Future growth in ski school revenue is expected to stem from significant growth in the sport of snowboarding, for which the Company has qualified instructors, as well as teaching opportunities resulting from the technological advances continuously taking place in alpine skiing equipment.

DINING OPERATIONS

  Dining operations are a key component in providing a satisfying guest experience and have been an important source of revenue growth for the Company. The Company believes that by owning and operating both on-mountain and base area restaurants, it can ensure the quality of products and services offered to its guests, and capture a greater percentage of the guest's vacation expenditures. Strategies with respect to dining operations include (i) focusing growth in venues which allow for dining throughout the day and throughout the year, including breakfast, lunch, apres-ski, dinner, evening entertainment, group functions and summer/non-ski season operations, (ii) creating unique, themed environments to maximize guest enjoyment and revenue opportunities, (iii) further expanding on-mountain seating, (iv) offering affordable family lunchtime and evening dining and entertainment, (v) continuing to create additional private clubs and restaurants which are financed through memberships and the sale of related real estate, and (vi) continuing affiliations with institutions such as Johnson and Wales University, one of the largest culinary and restaurant management schools in the world. The large number of food service facilities operated by the Company allows it to improve margins through large quantity purchasing agreements and sponsorship relationships.

  The Company's restaurant operations offer a wide variety of cuisine and range from top-rated fine dining restaurants to trailside express food outlets. For the 1998-99 ski season, the Company will operate 82 on-mountain and base area dining operations. These facilities include nine new restaurants, primarily located in the recently-acquired Village at Breckenridge. The Company operates 24 restaurants on and at the base of Vail Mountain, 19 restaurants on Beaver Creek Mountain and in Beaver Creek Village, 15 restaurants on and at the base of Breckenridge Mountain and 24 restaurants on Keystone Mountain and in Keystone Village. Total seating capacity is approximately 18,600 seats at the Company's resorts.

RETAIL AND RENTAL OPERATIONS

  The Company operated approximately 40 retail and rental outlets across its four resorts for the 1997-98 ski season. The Company's on-mountain retail locations offer ski accessories (i.e., hats, gloves, sunglasses, goggles, handwarmers), snack food and selected logo merchandise, all in locations which are conveniently located for skiers. Off-mountain, the Company operated both ski and snowboard equipment rental and full service retail locations. Among other merchandise, the Company's retail operations typically feature resort-related logo merchandise and products of the Company's sponsors. The Company's rental operations offered a wide variety of ski and snowboard equipment for daily and weekly use.

  The Company recently entered into a joint venture with one of the largest retailers of ski- and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture known as SSI Venture LLC. The Company contributed 36 of its 40 retail and rental locations in Vail, Breckenridge, Keystone and Beaver Creek for a 52% share of the joint venture. Specialty Sports, Inc. contributed an additional 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge. The Company feels the new joint venture will greatly enhance its guests' experience through increased focus on quality guest service and retail product selection.

HOSPITALITY SERVICES

  The Company's hospitality operations are designed to offer its guests a full complement of quality resort services and provide the Company with additional sources of revenue and profitability. These operations include lodging, property management services, reservations, tour and travel, convention and conference accommodations.

  The Company currently owns seven hotel properties, with over 700 rooms in total and manages an additional hotel with 42 rooms. The hotels are located across the Company's four resort base areas and operate under the names: The Lodge at Vail, Great Divide Lodge, Keystone Lodge, Inn at Keystone, The Pines Lodge, Inn at Beaver Creek, and two hotel properties from the newly-acquired Village at Breckenridge--the Village Hotel and the Breckenridge Mountain Lodge. The Company's property management operation seeks to utilize the Company's hospitality expertise through the first class management of lodging properties owned by both the Company and third parties. The Company currently manages approximately 1,800 residential condominium units. Property management services performed by the Company include rental management, maintenance services to non-renting unit owners and homeowners' association management services. The

Company intends to continue to expand its lodging and property management businesses by bringing additional properties under management and through further strategic acquisitions.

  The Company's reservation center provides information and access to the full complement of the resorts' services and activities. The center handles over 600,000 telephone calls per year and books and sells airline and ground transportation, lodging, lift tickets, ski school and most other mountain activities, earning commissions on each third party sale. These advance reservation activities have had a significant impact on the Company's ability to attract direct air service to the Vail/Eagle County Airport. Located 25 miles from Beaver Creek Resort, the Vail/Eagle County Airport provides non-stop air service from 12 U.S. cities and one-stop connections from 30 international destinations. For the 1998-1999 ski season, scheduled in-bound one-way seating capacity is approximately 300,000 seats.

  The Company owns and operates the Keystone Conference Center, which is the largest convention center in the Colorado Rocky Mountains. With meeting facilities totaling 32,500 square feet and the capability to accommodate groups of up to 1,800, the Keystone Conference Center draws groups throughout the year and is typically sold-out during the non-ski season. The Company is presently reviewing plans to add 25,000 square feet of exhibit space to the Keystone Conference Center, which would allow it to accommodate the significant excess demand currently experienced. In addition to the Keystone Conference Center, the Company owns and operates various other conference facilities. The Company believes that conference attendees significantly utilize the resorts' other recreational facilities and activities, including skiing and snowboarding, golf, tennis and horseback riding.

OTHER RESORT OPERATIONS

Adventure RidgeTM and Adventure PointTM. Vail completed the first ever mountaintop activities center, known as Adventure RidgeTM, during the 1996-97 season. Adventure RidgeTM offers terrain parks and half-pipes for skiers and snowboarders, as well as diversions for non-skiers such as an ice skating rink, a luge run, tubing runs, snowbikes, snowmobile tours, and four dining operations. Consistent with the Company's initiative to expand its offering of on-mountain activities, and given the success of Adventure RidgeTM at Vail, the Company is developing Adventure PointTM at Keystone, which will initially feature a tubing hill, ice climbing wall, and a variety of children's attractions. These non-traditional attractions play a large role in the expansion of activities for the Company's guests, and create a competitive advantage for its resorts.

Club Management. The Company is also active in the creation and management of private membership clubs, which allows the Company to provide high-end services and amenities to its upper income guest, and evening dining options and other services and activities to its overall guest population. The Company's current clubs include (i) the Beaver Creek ClubTM, which offers members luncheon privileges at Beano's CabinTM and Allies Cabin and certain golf, tennis and skiing amenities, (ii) Game Creek ClubTM, which offers members luncheon privileges and is open to the general public for dinner, (iii) the Passport Clubhouse at Golden PeakTM, which provides members with a reserved parking space, concierge services, a private dining room and locker and club facilities at the base of Vail Mountain. In addition to using membership sales to defray the cost of construction, the Company earns management fees for overseeing club operations. The Company intends to create selected additional clubs over the next five years, including the Arrowhead Alpine Club in Arrowhead Village and a mountain club similar to Beano's CabinTM to be located in Bachelor Gulch Village. These clubs allow the Company to add to its restaurant operations and related skier service and retail operations at a relatively modest capital cost.

Commercial Leasing Operations.   The Company owns significant base area
restaurant, retail and other commercial space. The strategy of the Company's leasing operation is to secure the commercial locations adjacent to its resorts for retail, restaurant and entertainment venues and then to carefully select the appropriate tenant mix for these locations to provide a high quality and diverse selection of retailers and restauranteurs. The Company's total leasable commercial space is currently 242,536 square feet. For the 1998-99 ski season, approximately 30% of the Company's commercial space will be used for retail space, 38% for restaurant operations, and the remaining 32% will be leased for office space and other uses.

Licensing and Sponsorship. An important part of the Company's business strategy is to leverage its brand name by entering into sponsorship relationships and strategic alliances with world-class business partners, building its logo and licensing business and gaining national and international exposure through hosting of special events. The Company's leading industry position coupled with the demographics of its customer base make it an attractive partner. The Company's sponsors include America West, American Airlines, Atlas Snowshoes,

Avis Rent-A-Car, Bailey's Irish Cream, Bolle America, Chevrolet, Coca-Cola, Coors Brewing Company, Compaq Computers, Continental Airlines, Delta Airlines, Evian, FILA, Hertz, Kendall-Jackson, MCI Worldcom, Northwest Airlines, Pepsi-Cola, Sprint Communications, TAG Heuer, Thor.Lo, United Airlines and Yahoo!. Examples of the types of relationships the Company has with its partners include Chevy Trucks, which provides the Company with mountain vehicles and national marketing exposure, and Pepsi-Cola, which, among other things, provides substantial marketing benefits. The Company's sponsorship arrangements typically have a three to five year term and provide benefits in the form of cash payments, expense reductions, capital improvements and/or marketing exposure. The Company has licensed the use of its trademarks to over one hundred companies for a variety of products such as apparel and sunglasses. While terms of each license agreement vary, such agreements generally are for a two-year term and provide for the payment by the licensee of quarterly royalty payments ranging from 6% to 8% of the gross wholesale price of the licensed goods.

Promotions and Special Events. The Company's four resorts are frequently the sites of special events and promotions. In addition to hosting annual World Cup alpine skiing and World Cup mountain biking events, Vail Mountain and Beaver Creek Mountain recently hosted the 1997 World Cup Skiing Finals and are the site for the 1999 World Alpine Ski Championships. Vail previously hosted the World Championships in 1989 and is the first North American host site to have been selected by the World Cup governing body twice. These events give the Company significant international exposure. Television viewership for World Cup skiing and the World Alpine Ski Championships is estimated to be in excess of 500 million viewers. These events will be organized by and co-hosted with the Vail Valley Foundation, a non-profit foundation whose mandate is to bring international sporting and cultural events to the Vail Valley. The Vail Valley Foundation provides significant funding, volunteers and liability assumption in conjunction with such events. The Company's facilities are also the site of numerous skiing, snowboarding and music events sponsored by other entities. These events generate revenue for the Company through sponsorship fees and increased skier traffic, and provide national and international brand exposure through television and advertising campaigns. The Company also owns an interest in an events production company, Eclipse Television and Sports Marketing, LLC, which creates and produces made-for-television events.

Brokerage. The Company's real estate brokerage operations are conducted through a joint venture in which the Company has a 50% interest. The joint venture was created in June 1994 to facilitate the merger of the Company's brokerage operations, Vail Associates Real Estate, Inc., with the brokerage operations of Slifer, Smith & Frampton, which combined the two largest brokerage operations in the Vail Valley. The joint venture has a large share of both first-time developer sales and resales throughout the Vail Valley, creating both a significant source of profitability and a valuable source of information in planning and marketing the Company's real estate projects. In addition to profit distributions from the joint venture, the Company will directly receive certain override payments on all brokerage revenue from sales of its own property. Brokerage activities at Keystone Resort are conducted by the Keystone JV.

Other Revenue Sources. In addition to the revenue sources listed above, the Company provides security and other village services to the Beaver Creek, Bachelor Gulch and Arrowhead Villages. The Company also derives revenue during the non-ski season by offering guests a variety of activities and services, including (i) golf and tennis (ii) gondola and chairlift rides, (iii) on-mountain and base area bike rentals, (iv) on-mountain lunch operations, (v) wedding and group functions at mountain and village restaurants, (vi) fly fishing, hiking and barbecues at Piney River RanchTM and (vii) horseback riding.


REAL ESTATE

  The Company's principal real estate activities include (i) the sale of single family homesites to individual purchasers; (ii) the sale of certain land parcels to third party developers for condominium, townhome, cluster home, lodge and mixed use developments; (iii) the zoning, planning, marketing and infrastructure development of new resort communities (such as Beaver Creek Resort, Bachelor Gulch Village and Arrowhead); (iv) the development of certain mixed use condominium projects integral to resort operations (such as the base facility at Golden Peak); and (v) the purchase of selected strategic land parcels, which the Company believes can augment its existing land holdings or resort operations. The Company's current development activities are focused on (i) the completion of its three resort communities, Bachelor Gulch Village, Arrowhead and River Run Village at Keystone Resort; (ii) preparing for the redevelopment of the Lionshead base area at Vail Mountain and adjacent land holdings; (iii) the long-term planning of the Company's significant real estate holdings in and around Avon and at the entrance to Beaver Creek Resort; and (iv) the long-term planning for development of the Company's real estate holdings at Breckenridge Mountain Resort.

  A summary of each of the Company's significant current real estate projects is set forth below. In addition to the Company's extensive land holdings contained in the resort communities discussed below, the Company has land holdings in the Town of Vail, at the base of Beaver Creek Mountain, and elsewhere in the Vail Valley.

BEAVER CREEK RESORT

  Vail Resorts Development Company ("VRDC") has completed the development of the Beaver Creek Resort village core including the One Beaver Creek, Market Square and Beaver Creek Village Center developments which were completed for the 1997-98 ski season. These projects are adjacent to the Company's existing retail operations and will add significantly to its retail and restaurant operations at Beaver Creek Resort. The Company's remaining land holdings in Beaver Creek Resort consist of zoned, multifamily sites which are expected to contain approximately 200 multifamily residences located near the entrance to Beaver Creek Resort.

BACHELOR GULCH VILLAGE

  The Bachelor Gulch Village development is an upscale residential community comprised of 1,410 acres of Company-owned land located in a valley between Arrowhead and Beaver Creek Resort. Through July 1998, the Company has sold 102 single-family homesites in the Bachelor Gulch Village development, a substantial portion of which have ski-in/ski-out access. The Company has sold five multifamily parcels for the construction of 12 condominiums, 19 cluster homes, and 20 townhomes. Three additional multifamily parcels are under contract for the construction of 28 condominiums, five cluster homes, and four townhomes.
The Company is in discussions with developers regarding the sale of additional multifamily parcels. The Company's current unsold inventory in Bachelor Gulch Village consists of three single-family homesites, 11 cluster homesites and 474 condominium, interval and lodge units. The Company expects to complete the sale of these parcels over the next five years.

  In addition, plans for Bachelor Gulch Village incorporate 67,880 square feet of retail, restaurant and commercial space. Commencing with the 1996-97 ski season, Bachelor Gulch Village featured a high speed quad chairlift and approximately 150 acres of mostly intermediate ski terrain on Beaver Creek Mountain.

ARROWHEAD

  Arrowhead, known as "Vail's Private Address," is comprised of over 1,500 acres of Company-owned land and is recognized for its country club approach to residential and resort amenities. Home of Country Club of the Rockies, a private golf club designed by Jack Nicklaus, Arrowhead also features swimming, clay tennis courts, hiking, mountain biking, private fly-fishing on the Eagle River and privacy gates that assure controlled access 24 hours a day. Arrowhead contains the westernmost skiing access point to Beaver Creek Mountain.

  The Company's current development activities are focused on the development of Arrowhead Village, a 213 unit staged development centered around the Arrowhead Alpine Club. Developers have completed construction of 99 multifamily units and have commenced construction of an additional 28 multifamily units on land purchased from the Company. In addition, developers are completing the construction of 16 duplexes on a parcel located between the base area and the Eagle River. The remaining parcel containing ten duplexes is expected to be sold within one year. The Arrowhead Alpine Club commenced construction in August 1998 with a completion date expected in late calendar 1999. The 85,000 square foot facility consists of 17 residential condominiums (16 of which are under contract), 21,000 square feet of spa, lounge, locker and athletic training space and 3,400 square feet of skier service, real estate sales and property management.

KEYSTONE

  In 1994, prior to the Company's ownership of Keystone Resort, 500 acres of development land at Keystone Resort were contributed to the Keystone JV. The Keystone JV is involved in a broad range of development activities, including the planning, infrastructure improvement, construction and marketing of all real property improvements on its land. The Keystone JV received approval for a master development plan that the Keystone JV expects to develop over the next 15 years. The plan calls for the creation of six separate neighborhoods, each featuring distinctive amenities and architecture based on the area's mining, ranching and railroad history. Full build-out is estimated at 4,600 residential homes and lodging units and 382,000 square feet of commercial space as well as more than 300 acres of open space.

The Company will receive 40% to 50% of the profits generated by the Keystone JV and will have the opportunity to lease commercial space created by the Keystone JV.

  The first two neighborhoods under development by the Keystone JV are River Run and Ski Tip Ranch. River Run is a ski-in/ski-out pedestrian village and commercial corridor that will be a new focal point of Keystone Resort. The River Run development is located at the base of the River Run Gondola and at full build-out will include an estimated 860 residential units, 250 lodge units and 190,000 square feet of restaurants, retail boutiques and apres-ski cafes. Ski Tip Ranch is a wooded residential community of 86 townhomes under development at the easternmost end of Keystone Resort. As of July 31, 1998, the Keystone JV had constructed 470 condominiums and townhome units in the River Run and Ski Tip neighborhoods of which 314 units had been sold with another 119 under contract. An additional 92 condominiums and 81 single family homesites are scheduled for completion in fiscal 1999 of which 60 condominiums and 55 homesites are under contract. The homesites surround an 18 hole public/private golf course being built by the Keystone JV. Commercial space developed through July 1998 totals 125,157 square feet.

BRECKENRIDGE

  The Company owns approximately 270 acres of development land at one of the primary base portals to Breckenridge Mountain as well as 30 acres of development land near the center of the Town of Breckenridge. The Company is engaged in development planning for a new base village, which is currently envisioned to include approximately 850 residential units, new restaurant and retail space, conference facilities and other recreational amenities. Residential units will include ski-in/ski-out single family homesites, multifamily condominium and townhome units. Development plans for the 30-acre site are still in the preliminary stages but include a mixed-use project of residential units and commercial space.

  The market for undeveloped real estate near ski resorts is subject to fluctuations due to many factors including changes in the general economy, costs and availability of borrowed money and conditions in the construction and real estate industry. In addition, changes in legislation and governmental regulations, such as local and federal tax laws, land use and zoning restrictions, and environmental protection, could adversely affect real estate sales. With respect to the sale of the Company's undeveloped real estate, the Company has many competitors, not only in the Vail, Breckenridge, Keystone and Beaver Creek areas but also throughout the Colorado mountain country and in the other major ski areas in the United States. Management believes that the size, historically consistent snow conditions and existing amenities of the Company's resorts give the Company a competitive advantage over many of its competitors.

REGULATION AND LEGISLATION

  The Company has been granted the right to use federal land as the site for ski lifts and trails and related activities under the terms of permits with the Forest Service. The Forest Service has the right to review and comment on the location, design and construction of improvements in the permit area and on many operational matters. While virtually all of the skiable terrain on Vail Mountain, Breckenridge Mountain Resort and Keystone Mountain is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the Bachelor Gulch and Arrowhead Mountain areas, is located on Company owned land. The Company has received approval from the Forest Service for infrastructure development of bowl skiing terrain in Category III which is located within the current Vail Mountain permit area. Certain opponents of the Category III expansion filed a lawsuit against the Forest Service seeking to enjoin the project and the Company intervened in such lawsuit. The federal district court denied the opponents' request for an injunction and dismissed their case. On appeal to the federal appeals court, the opponents' request for an injunction was again denied and oral arguments regarding the opponents' appeal have been set, on an expedited basis, for the court's January 1999 hearings calendar. The Company also received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at the Breckenridge Mountain Resort. The deadline for public comment and the filing of administrative appeals recently expired and certain individuals and groups filed timely comments and an appeal of the Forest Service's decision. The Forest Service will make a decision on the appeal within forty-five days of the close of the administrative appeal process. In addition, with respect to the Breckenridge improvements, the Company has an application for a wetlands permit pending before the Army Corps of Engineers. The Army Corps of Engineers has not yet issued its decision on the Company's wetlands permit application.

  The permits originally granted by the Forest Service were (i) Term Special Use Permits granted for 30 year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (ii) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. Vail Mountain operates under a unified permit for the use of 12,590 acres, that expires October 31, 2031. Breckenridge Mountain operates under a Term Special Use Permit for the use of 3,156 acres, that expires on December 31, 2029. Keystone Mountain operates under a Term Special Use Permit for the use of 5,571 acres, that expires on December 31, 2032. The Beaver Creek property is covered by a Term Special Use Permit covering 80 acres and a Special Use Permit covering the remaining 2,695 acres, both expiring in 2006. In December 1992, the Company exercised its statutory right to convert its dual permits for the Beaver Creek Mountain Resort into a unified permit for the maximum period of 40 years and is currently in the process of negotiating the final terms of the unified permit. All of the Company's Forest Service permits are terminable by the Forest Service if they determined that termination is required in the public interest. However, to the Company's knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort has ever been terminated by the Forest Service.

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

OTHER RELATED INFORMATION

  On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter named Camp One, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). Chair #5 is expected to be fully operational within 60 to 90 days and, in the interim, Sun Up Bowl will be serviced by the Sun Up Lift (Chair #17). Three other chairlifts suffered minor damage but are expected to be fully operational for the ski season as originally planned. The fires have been determined to have been deliberately set and are under investigation by federal, state and local law enforcement officials. The Company carries sufficient property insurance coverage, including business interruption coverage, to reimburse it for all appropriate economic losses occasioned by the incident. The Company plans to utilize temporary facilities in place of the Ski Patrol Headquarters, Camp One and Two Elk Lodge while permanent structures are rebuilt. The fires are not expected to have an impact on Vail Mountain's opening day for the 1998-99 ski season or the World Alpine Ski Championships that will be hosted January 30, 1999 through February 14, 1999. In addition, the Company does not believe the incident will have a material impact on its financial results.

BUSINESS SEGMENTS

  Business segment information is presented in Note 12 to the accompanying consolidated financial statements.

ITEM 2.    PROPERTIES.

  The following table sets forth the principal properties owned or leased by the
Company:

            LOCATION                          OWNERSHIP                                           USE
-------------------------------------  ------------------------  -------------------------------------------------------------------

 Vail Mountain                         Term Special Use Permit   Ski trails
  (12,590 acres)
 Vail Mountain                         Owned                     Ski resort operations, including ski lifts, buildings and other improvements, commercial space
 The Lodge at Vail                     Owned                     Lodging, dining and conference facilities
 Breckenridge Mountain                 Term Special Use Permits  Ski trails
  (3,156 acres)
 Breckenridge Mountain                 Owned                     Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held
                                                                   for sale or development
 Great Divide Lodge                    Owned                     Lodging, dining and conference facilities
 Keystone Mountain                     Term Special Use Permits  Ski trails
  (5,571 acres)
 Keystone Mountain                     Owned                     Ski resort operations, including ski lifts, buildings and other improvements, real estate held for sale or development
 Keystone Resort                       Owned                     Resort operations, commercial space, real estate held
                                                                   for sale or development
 Keystone Lodge                        Owned                     Lodging and resort operations, real estate held for sale
                                                                   or development
 Keystone Ranch                        Owned                     Golf course and restaurant facilities
 Inn at Keystone                       Owned                     Lodging, dining and conference facilities
 Keystone Conference Center            Owned                     Conference facility
 Beaver Creek Mountain                 Term Special Use Permit   Ski trails
  (80 acres)
 Beaver Creek Mountain                 Special Use Permit        Ski trails
  (2,695 acres)
 Beaver Creek Mountain                 Owned                     Ski resort operations, including ski lifts, buildings and
                                                                   other improvements, commercial space, real estate held
                                                                   for sale or development
 Beaver Creek Resort                   Owned                     Golf course, commercial space, employee housing and residential spaces
 Arrowhead Mountain                    Owned                     Ski resort operations, including ski lifts, buildings and
                                                                   other improvements, commercial space, real estate held
                                                                   for sale or development
 Bachelor Gulch Village                Owned                     Ski resort operations, including ski lifts, buildings and
                                                                   other improvements, commercial space, real estate held
                                                                   for sale or development
 Seasons at Avon                       Leased                    Corporate offices
 Avon                                  Owned                     Real estate held for sale or development

The Vail Mountain and Beaver Creek Mountain Forest Service Permits are encumbered.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange (MTN). The Company's Class A Common Stock is not listed on any exchange and is not publicly traded. Class A Common Stock is convertible into Common Stock. As of October 15, 1998, 34,463,015 shares of common stock were issued and outstanding, of which 7,639,834 shares were Class A Common Stock held by approximately four holders and 26,823,181 shares were Common Stock held by approximately 5,500 holders.

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

  The following table sets forth, for the ten-months ended July 31, 1998, and the one-month period ended October 31, 1998 and quarters indicated (ended January 31, April 30, and July 31) and for the fiscal year ended September 30, 1997 and quarters indicated (ended December 31, March 31, and June 30), the range of high and low sale prices of Vail Resorts common stock as reported on the NYSE Composite Tape. Prior to the Company's initial public offering on February 7, 1997, there was no established public trading market for the common stock of the Company.

                                                                            Vail Resorts Common Stock
                                                                         ---------------------------------

                        Year Ended September 30, 1997                           HIGH                Low
                        -----------------------------                           ----                ---
                        1st Quarter...............................               -                   -
                        2nd Quarter...............................              24 1/4              18 5/8
                        3rd Quarter...............................                  26              17 3/8
                        4th Quarter...............................            27 11/16                  23

                        Year Ended July 31, 1998
                        ------------------------

                        1 month ended 10/31/97....................              28 7/8              25 1/4
                        2nd Quarter...............................                  28              23 7/8
                        3rd Quarter...............................              31 7/8            25 13/16
                        4th Quarter...............................              30 7/8              25 5/8

ITEM 6.    SELECTED FINANCIAL DATA.

  The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the years ended September 30, 1994, 1995, 1996 and 1997 are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent accountants whose 1994 report with respect to Packerland Packing Company, Inc., a former wholly-owned subsidiary of Vail Associates Inc., is based on the report of Ernst & Young LLP. Results of the operations for the Breckenridge and Keystone Mountain Resorts (collectively, the "Acquired Resorts"), together with the Arapahoe Basin Mountain Resort and significant related real estate interests and developable land, have been included in the fiscal 1997 consolidated statement of operations from January 4, 1997 through September 30, 1997, except that results of operations for the Arapahoe Basin Mountain Resort for the period of the Company's ownership have been excluded. The selected historical consolidated financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

  The Other Data presented below includes information on Resort Cash Flow. Resort Cash Flow is defined as revenues from resort operations less resort operating expenses, excluding depreciation and amortization. Resort Cash Flow is not a term that has an established meaning under generally accepted accounting principles. The Company has included information concerning Resort Cash Flow because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort Cash Flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For information regarding the Company's historical cash flows from operating, investing and financing activities see the Company's consolidated financial statements included in Item 8. Furthermore, Resort Cash Flow is not available for the discretionary use of management and, prior to the payment of dividends, the Company uses Resort Cash Flow to meet its capital expenditure and debt service requirements. Resort EBITDA is defined as Resort Cash Flow less Corporate Expense and excludes interest, taxes, depreciation and amortization.


                                                            TEN-MONTHS ENDED
                                                                JULY 31,                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------------
                                                         1998        1997          1997          1996         1995          1994
                                                      ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                           (audited)     (unaudited)
                                                                             (In Thousands, Except Per Share Data)
Revenues:
  Resort..............................................$336,547     $248,511      $259,038      $140,288      $126,349      $124,982
  Real estate.........................................  73,722       61,104        71,485        48,655        16,526        22,203
                                                      -----------------------------------------------------------------------------
  Total revenues...................................... 410,269      309,615       330,523       188,943       142,875       147,185
Operating expenses
  Resort.............................................. 217,764      155,412       172,715        89,890        82,305        78,365
  Real estate.........................................  62,619       54,944        66,307        40,801        14,983        20,341
  Corporate expense...................................   4,437        3,557         4,663        12,698         6,701         7,160
  Depreciation and amortization.......................  36,838       27,604        34,044        18,148        17,968        17,186
                                                      -----------------------------------------------------------------------------
  Total operating expenses............................ 321,658      241,517       277,729       161,537       121,957       123,052

Income from operations................................  88,611       68,098        52,794        27,406        20,918        24,133
Net income (after tax)................................  41,018       30,440        19,698         4,735         3,282           761
                                                      =============================================================================

Diluted net income per common share...................$   1.18     $   1.02      $   0.64      $   0.22      $   0.16      $   0.04
                                                      =============================================================================
OTHER DATA:
Resort
  Resort Revenue......................................$336,547     $248,511      $259,038      $140,288      $126,349      $124,982
  Resort Cash Flow.................................... 118,783       93,099        86,323        50,398        44,044        46,617
  Resort EBITDA....................................... 114,346       89,542        81,660        37,700        37,343        39,457
  Resort EBITDA margin................................   34.0%        36.0%         31.5%         26.9%         29.6%         31.6%
  Skier days..........................................   4,717        4,273         4,273         2,228         2,136         2,056
  Resort Revenue per skier day........................$  71.35       $58.16        $60.62        $62.97        $59.15        $60.79
Real Estate
  Revenues from real estate sales.....................$ 73,722     $ 61,104      $ 71,485      $ 48,655      $ 16,526      $ 22,203
  Real estate operating income........................  11,103        6,160         5,178         7,854         1,543         1,862
  Real estate held for sale........................... 138,916      155,672       154,925        84,055        54,858        42,637
BALANCE SHEET DATA:
Total assets..........................................$912,122     $814,816      $855,949      $422,612      $429,628      $450,018
Long-term debt including current maturities........... 284,014      236,347       265,062       144,750       191,313       225,654
Stockholders' equity.................................. 462,624      417,187       405,666       123,907       167,694       162,494

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

  The following is an analysis of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements included in Item 8 to this Form 10-K. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to changes in the competitive environment of the ski and resort industry, general business and economic conditions, the weather and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

  On September 1, 1997, the Company changed its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year 1998 ended on July 31, 1998 and consisted of ten months. This Management's Discussion and Analysis compares actual results for the ten months ended July 31, 1998 and 1997, and for the fiscal years ended September 30, 1997 and 1996. Supplemental pro forma comparisons are presented for the ten and twelve-month periods ended July 31, 1998 and 1997. Ten-month comparisons are presented to conform with the actual ten-month transitional period, while twelve-month comparisons are presented to compare year to date results for the Company's new fiscal year ended July 31.

RESULTS OF OPERATIONS

TEN-MONTHS ENDED JULY 31, 1998 COMPARED TO TEN-MONTHS ENDED JULY 31, 1997

  The actual results of the ten-months ended July 31, 1998 compared to the actual results of the ten-months ended July 31, 1997, discussed below are not comparable due to the acquisition of the Acquired Resorts by the Company on January 3, 1997. Accordingly, the usefulness of the comparisons presented below is limited, as the ten-months ended July 31, 1997 includes the results of the Acquired Resorts for the period from January 4 to July 31 while the ten-months ended July 31, 1998 includes the results of the Acquired Resorts for the full ten month period. Please see pro forma results of operations included elsewhere in this Management's Discussion and Analysis.

Resort Revenue. Resort Revenue for the ten-months ended July 31, 1998 was $336.5 million, an increase of $88.0 million, or 35.4%, compared to the ten-months ended July 31, 1997. The increase was primarily attributable to the inclusion of the the Acquired Resorts for the full ten month period in fiscal 1998 but only for the period from January 4 to July 31 in fiscal 1997, and increases in lift ticket, ski school, dining, retail and rental, hospitality and other revenues at all four resorts during fiscal 1998.

Resort Operating Expenses. Resort Operating Expenses were $217.8 million for the ten-months ended July 31, 1998, an increase of $62.4 million, or 40.2%, as compared to the ten-months ended July 31, 1997. The increase in Resort Operating Expenses is attributable to the inclusion of the Acquired Resorts for the full ten-months in fiscal 1998 but only for the period from January 4 to July 31 in fiscal 1997, and increased variable expenses resulting from the increased level of non-lift Resort Revenue during the ten-months ended July 31, 1998.

Resort Cash Flow. Resort Cash Flow was $118.8 million for the ten-months ended July 31, 1998, an increase of $25.7 million, or 27.6%, as compared to the ten-months ended July 31, 1997. The increase in Resort Cash Flow is due primarily to the inclusion of the Acquired Resorts for the full ten month period in fiscal 1998 but only for the period from January 4 to July 31 in fiscal 1997, and the increased level of Resort Revenue, partially offset by increased expenses as described above.

Real Estate Revenue. Revenue from real estate operations for the ten-months ended July 31, 1998 was $73.7 million, an increase of $12.6 million, compared to the ten-months ended July 31, 1997. Revenue for the ten-months of fiscal 1998 consists primarily of the sales of 37 single family homesites and five multifamily sites in the Bachelor Gulch Village development ($45.7 million), and the sale of four luxury residential condominiums at the Golden Peak base area of Vail Mountain ($18.7 million). Revenue for the first ten-months of fiscal 1997 consisted primarily of the sales of 63 single family homesites in the Bachelor Gulch Village development ($46.6 million) and eight residential condominiums.

Real Estate Operating Expenses. Real estate operating expenses for the ten-months ended July 31, 1998 were $62.6 million, an increase of $7.7 million, compared to the ten-months ended July 31, 1997. Real estate cost of sales for the first ten-months of fiscal 1998 consists primarily of the cost of sales and real estate commissions associated with the sale of 37 single family homesites and five multifamily sites in the Bachelor Gulch Village development and four luxury residential condominiums at the Golden Peak base area of Vail Mountain. Real estate cost of sales for the first ten-months of fiscal 1997 consisted primarily of the cost of sales and real estate commissions associated with the sale of 63 single family homesites in the Bachelor Gulch Village development and eight residential condominiums.

Corporate Expense. Corporate expense increased by $880,000 for the ten-months ended July 31, 1998, as compared to the ten-months ended July 31, 1997. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent and other consulting fees. The increase over fiscal 1997 is primarily attributable to an increase in investor relations costs, transfer agent fees and public reporting costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $9.2 million for the ten-months ended July 31, 1998. The increase was primarily attributable to the inclusion of depreciation expense and amortization of goodwill for the Acquired Resorts for the full ten month period in fiscal 1998 but only for the period from January 4 to July 31 of fiscal 1997, and capital expenditures made in fiscal 1997 at all four resorts.

Interest Expense. During the ten-months ended July 31, 1998, and the ten-months ended July 31, 1997, the Company recorded interest expense of $17.8 million and $17.2 million, respectively. Interest expense related primarily to the Credit Facilities (See Note 6(b) of Notes to Consolidated Financial Statements) and the Industrial Development Bonds (See Note 6(a) of Notes to Consolidated Financial Statements) in fiscal 1998 and fiscal 1997, as well as the Senior Subordinated Notes in fiscal 1997. The Company maintained a higher average balance outstanding under its Credit Facilities in fiscal 1998 due to amounts drawn for the hotel acquisitions, resort capital expenditures and investments in real estate. The higher interest on the Credit Facilities in fiscal 1998 was partially offset by the interest incurred in fiscal 1997 on the $165 million in debt assumed in the acquisition of the Acquired Resorts, higher interest rates on the Senior Subordinated Notes, which were outstanding until March 1997, and the one time contractual redemption premium on the early redemption of the Senior Subordinated Notes.

Gain/Loss on the Sale of Fixed Assets. During the ten-months ended July 31, 1998 the Company recorded a loss on the sale of fixed assets of $1.7 million. This loss was primarily attributable to the removal and write-off of a fixed grip chairlift at Keystone Mountain. The lift is being replaced with a new high speed quad chairlift consistent with the Company's initiative to increase uphill skier capacity and overall guest service. Additionally, the company wrote-off certain retail software systems which will not be used by its new retail joint venture in fiscal 1999.

FISCAL YEAR ENDED SEPTEMBER 30, 1997 ("FISCAL 1997") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996 ("FISCAL 1996")

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

Real Estate Revenues.   Revenues from real estate operations for fiscal 1997
were $71.5 million, an increase of $22.8 million, compared to fiscal 1996. Revenue for fiscal 1997 consists primarily of the sales of 65 single family homesites in the Bachelor Gulch Village development which totaled $47.5 million, two luxury residential condominiums at the Golden Peak base area of Vail Mountain totaling $8.0 million, various condominiums in Beaver Creek Village totaling $4.2 million and Arrowhead Village land sales of approximately $5.1 million. Revenues for fiscal 1996 consisted primarily of the sales of 30 single family homesites in the Strawberry Park development at Beaver Creek Resort which totaled $30.9 million.

Real Estate Operating Expenses.   Real estate operating expenses for fiscal 1997
were $66.3 million, an increase of $25.5 million, compared to fiscal 1996. Real estate cost of sales for fiscal 1997 consists primarily of the cost of sales and real estate commissions associated with the sales of 65 single family homesites in the Bachelor Gulch Village development, two luxury residential condominiums at the Golden Peak base area of Vail Mountain, various condominiums in Beaver Creek Village and Arrowhead Village land sales. Real estate cost of sales for fiscal 1996 consisted primarily of the cost of sales and real estate commissions associated with the sale of 30 single family homesites in the Strawberry Park development at Beaver Creek Resort.

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

Depreciation and Amortization.   Depreciation and amortization expense was $34.0
million for fiscal 1997, an increase of $15.9 million, as compared to fiscal 1996. The increase was primarily attributable to the inclusion of the results of the Acquired Resorts from January 4, 1997 ($14.1 million) and Vail/Beaver Creek capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

Interest Expense. During fiscal 1997 and fiscal 1996, the Company recorded interest expense of $20.3 million and $14.9 million, respectively, which relates primarily to the Company's Senior Subordinated Notes, the Industrial Development Bonds, and the Company's Credit Facilities. The increase in interest expense from fiscal 1996 to fiscal 1997, is attributable to the interest incurred on the $165 million in debt assumed in the acquisition of the Acquired Resorts and the contractual redemption premium incurred in the early redemption of the 12 1/4% Senior Subordinated Notes due 2004, partially offset by interest reductions due to redemptions totaling $54.5 million in principal amount of Senior Subordinated Notes in the first half of fiscal 1996.

PRO FORMA RESULTS OF OPERATIONS--TEN-MONTHS ENDED JULY 31, 1998 COMPARED TO TEN-MONTHS ENDED JULY 31, 1997

  The following unaudited pro forma results of operations of the Company for the ten-months ended July 31, 1997, assume the acquisition of the Acquired Resorts occurred on October 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company divested in September 1997. The audited summarized information for the ten-months ended July 31, 1998, are provided for comparative purposes.

                                                                      (PRO FORMA)
                                                         TEN              TEN
                                                        MONTHS           MONTHS
                                                        ENDED            ENDED
                                                       JULY 31,         JULY 31,                           PERCENTAGE
                                                         1998             1997             INCREASE         INCREASE
                                                    --------------   --------------    ---------------   --------------
                                                                              (unaudited)
                                                                         (dollars in thousands)

 Resort Revenue..................................      $336,547         $280,949            $55,598             19.8%
 Resort Operating Expense........................       217,764          183,086             34,678             18.9%
 Resort Cash Flow................................       118,783           97,863             20,920             21.4%

Resort Revenue. Pro forma Resort Revenue for the ten-months ended July 31, 1998 and 1997 are presented by category as follows:


                                                      (PRO FORMA)
                                        TEN               TEN
                                       MONTHS            MONTHS
                                       ENDED             ENDED
                                      JULY 31,          JULY 31,                                PERCENTAGE
                                       1998              1997                INCREASE            INCREASE
                                  --------------     --------------      ---------------      --------------
                                                            (dollars in thousands)

 Lift Tickets...................        $147,128           $135,827              $11,301               8.3%
 Ski School.....................          38,647             34,462                4,185              12.1%
 Dining.........................          48,246             39,580                8,666              21.9%
 Retail/Rental..................          19,975             17,400                2,575              14.8%
 Hospitality....................          43,127             29,967               13,160              43.9%
 Other..........................          39,424             23,713               15,711              66.3%
                                ----------------   ----------------    -----------------    --------------

 Total Resort Revenue...........        $336,547           $280,949              $55,598              19.8%
                                ================   ================    =================    ==============

 Total Skier Days...............           4,717              4,890                 (173)             (3.5%)
                                ================   ================    =================    ==============

 ETP............................          $31.19             $27.78                $3.41              12.3%
                                ================   ================    =================    ==============

  Lift ticket revenue increased due to a 12.3% increase in effective ticket price (effective ticket price is defined as total lift ticket revenue divided by total skier days) ("ETP") partially offset by a 3.5% decline in the number of total skier days. The increase in ETP is primarily due to increases in lead ticket prices at each resort, a less aggressive ticket discounting strategy, and improvement in the proportion of destination skier days to total skier days.
The increase in lead ticket prices and less aggressive discounting is consistent with the Company's strategy to provide a high quality guest experience at a premium price. The improvement in the proportion of destination skier days was driven by an increase in destination skier days and a decline in local and Colorado Front Range (Denver/Colorado Springs) skier days (non-destination skier days). The Company attributes the increase in destination guests to the

Company's new and innovative marketing and loyalty programs and continuous commitment to guest service. The decline in local and Front Range skier days is primarily attributable to unusual weather patterns and below average snowfall for much of the season at the Company's resorts.

  Ski school revenue increased primarily due to price increases and an increase in the number of ski and snowboard lessons sold. The number of lessons increased due to an increase in the number of destination skiers who have a greater tendency to purchase lessons than do local and Front Range guests.
Additionally, the Beaver Creek children's program has continued its success due to a number of initiatives designed to increase participation. Demand continued to be strong for snowboarding and private lessons driven by the popularity of snowboarding and the increase in destination guests.

  Dining revenue increased as a result of strong performance from existing operations, the addition of several new dining operations, and dining operations acquired in three hotel acquisitions. Five dining operations were new to Vail Mountain in fiscal 1998, including the addition of two fine dining facilities from The Lodge at Vail acquisition, and two facilities in the newly-renovated and expanded Golden Peak base facility, resulting in an overall seating capacity increase of 10%. Beaver Creek opened seven new operations, six of which are located in the recently completed Beaver Creek Village core, thereby increasing seating capacity by 29%. Four dining operations were new to Breckenridge and Keystone resorts during fiscal 1998 including the operations acquired in the acquisitions of the Great Divide Lodge (formerly Breckenridge Hilton) and the Inn at Keystone, and two new, on-mountain operations.

  Retail and rental revenues increased due to strong performance from existing operations and the addition of three new operations. Increases in existing operations were led by the completion of the Beaver Creek Village core which provided a complementary balance of retailers in Beaver Creek Village making it an attractive retail shopping destination, and the newly renovated and expanded Golden Peak facility at the base of Vail Mountain. Two new rental operations were opened in Beaver Creek Village and one new retail/rental operation was opened in a strategic location at the base of Peak 8 in Breckenridge where the Company formerly had no presence in the retail/rental market. The Company's retail and rental business also benefited from continuing improvements in inventory management and store product mix.

  Hospitality revenue increased due to an increasing base of property management services, growth in the travel and reservations businesses, and the acquisitions of The Lodge at Vail, the Great Divide Lodge (f/k/a Breckenridge Hilton), and the Inn at Keystone. Property management services contributed toward the growth over fiscal 1997 due to an increase in occupancy and average daily rate (defined as revenue divided by room nights) at Beaver Creek Resort driven by the increase in skier visits and number of rooms under management.

  Other revenue increased as a result of the increased popularity of the Adventure Ridge activities center at the top of Vail Mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, the expansion of the Beaver Creek Club, licensing and sponsorship revenue growth, and increases in brokerage and commercial leasing revenue.

Resort Operating Expenses. Resort Operating Expenses were $217.8 million for the ten-months ended July 31, 1998, compared to $183.1 million for the ten-months ended July 31, 1997. As a percentage of Resort Revenue, Resort Operating Expenses decreased from 65.2% to 64.7% in the ten-months ended July 31, 1998. The overall increase in Resort Operating Expenses is attributable to increased variable operating expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental, hospitality and other operations.

Resort Cash Flow. Resort Cash Flow was $118.8 million for the ten-months ended July 31, 1998, compared to $97.9 million for the ten-months ended July 31, 1997. Resort Cash Flow as a percentage of Resort Revenue increased from 34.8% to 35.3% in the ten-months ended July 31, 1998. The increase in Resort Cash Flow is due primarily to the growth in Resort Revenue and diversification into non-lift businesses such as dining, retail/ rental, hospitality and other operations. Resort Cash Flow as a percentage of Resort Revenue was relatively consistent from year to year.

PRO FORMA RESULTS OF OPERATIONS--TWELVE-MONTHS ENDED JULY 31, 1998 COMPARED TO TWELVE-MONTHS ENDED JULY 31, 1997

  The following unaudited pro forma results of operations of the Company for the twelve-months ended July 31, 1997 assume the acquisition of the Acquired Resorts occurred on August 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin which the Company divested in September 1997. The unaudited summarized information for the twelve-months ended July 31, 1998 are provided for comparative purposes.

                                                   (PRO FORMA)
                                     TWELVE           TWELVE
                                     MONTHS           MONTHS
                                     ENDED             ENDED
                                    JULY 31,         JULY 31,                         PERCENTAGE
                                      1998             1997           INCREASE         INCREASE
                                --------------   --------------    --------------   --------------
                                                             (unaudited)
                                                       (dollars in thousands)

 Resort Revenue.................      $350,498         $292,127           $58,371             20.0%
 Resort Operating Expense.......       238,889          200,488            38,401             19.2%
 Resort Cash Flow...............       111,609           91,639            19,970             21.8%

Resort Revenue. Pro forma Resort Revenue for the twelve-months ended July 31, 1998 and 1997 are presented by category as follows:

                                                      (PRO FORMA)
                                      TWELVE             TWELVE
                                      MONTHS             MONTHS
                                      ENDED               ENDED                               PERCENTAGE
                                     JULY 31,           JULY 31,            INCREASE           INCREASE
                                       1998               1997             (DECREASE)         (DECREASE)
                                ----------------   ----------------    -----------------    --------------
                                                           (dollars in thousands)
 Lift Tickets...................        $147,128           $135,827              $11,301               8.3%
 Ski School.....................          38,647             34,462                4,185              12.1%
 Dining.........................          52,371             43,099                9,272              21.5%
 Retail/Rental..................          20,799             17,165                3,634              21.2%
 Hospitality....................          47,128             34,065               13,063              38.3%
 Other..........................          44,425             27,509               16,916              61.5%
                                ----------------   ----------------    -----------------    --------------

 Total Resort Revenue...........        $350,498           $292,127              $58,371              20.0%
                                ================   ================    =================    ==============

 Total Skier Days...............           4,717              4,890                 (173)             (3.5%)
                                ================   ================    =================    ==============

 ETP............................          $31.19             $27.78                $3.41              12.3%
                                ================   ================    =================    ==============


  Lift ticket revenue increased due to a 12.3% increase in ETP partially offset by a 3.5% decline in the number of total skier days. The increase in ETP is primarily due to increases in lead ticket prices at each resort, a less aggressive ticket discounting strategy, and improvement in the proportion of destination skier days to total skier days. The increase in lead ticket prices and less aggressive discounting is consistent with the Company's strategy to provide a high quality guest experience at a premium price. The improvement in the proportion of destination skier days was driven by an increase in destination skier days and a decline in local and Colorado Front Range (Denver/Colorado Springs) skier days (non-destination skier days). The Company attributes the increase in destination guests to the Company's new and innovative marketing and loyalty programs and continuous commitment to guest service. The decline in local and Front Range skier days is primarily attributable to unusual weather patterns and below average snowfall for much of the season at the Company's resorts.

  Ski school revenue increased primarily due to price increases and an increase in the number of ski and snowboard lessons sold. The number of lessons increased due to an increase in the number of destination skiers who have a greater tendency to purchase lessons than do local and Front Range guests.
Additionally, the Beaver Creek children's program has continued its success due to a number of initiatives designed to increase participation. Demand continued to be strong for snowboarding and private lessons driven by the popularity of snowboarding and the increase in destination guests.

  Dining revenue increased as a result of strong performance from existing operations, the addition of several new dining operations, and dining operations acquired in three hotel acquisitions. Five dining operations were new to Vail Mountain in fiscal 1998, including the addition of two fine dining facilities from The Lodge at Vail acquisition, and two facilities in the newly-renovated and expanded Golden Peak base facility, resulting in an overall seating capacity increase of 10%. Beaver Creek opened seven new operations, six of which are located in the recently completed Beaver Creek Village core, thereby increasing seating capacity by 29%. Four dining operations were new to Breckenridge and Keystone resorts during fiscal 1998 including the operations acquired in the acquisitions of the Great Divide Lodge (f/k/a Breckenridge Hilton) and the Inn at Keystone, and two new, on-mountain operations.

  Retail and rental revenues increased due to strong performance from existing operations and the addition of three new operations. Increases in existing operations were led by the completion of the Beaver Creek Village core which provided a complementary balance of retailers in Beaver Creek Village making it an attractive retail shopping destination, and the newly renovated and expanded Golden Peak facility at the base of Vail Mountain. Two new rental operations were opened in Beaver Creek Village and one new retail/rental operation was opened in a strategic location at the base of Peak 8 in Breckenridge where the company formerly had no presence in the retail/rental market. The Company's retail and rental business also benefited from continuing improvements in inventory management and store product mix.

  Hospitality revenue increased due to an increasing base of property management services, growth in the travel and reservations businesses, and the acquisitions of The Lodge at Vail, the Great Divide Lodge (f/k/a Breckenridge Hilton), and the Inn at Keystone. Property management services contributed toward the growth over fiscal 1997 due to an increase in occupancy and average daily rate (defined as revenue divided by room nights) at Beaver Creek Resort driven by the increase in skier days and number of rooms under management.

  Other revenue increased as a result of the increased popularity of the Adventure Ridge activities center at the top of Vail Mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, the expansion of the Beaver Creek Club, licensing and sponsorship revenue growth, and increases in brokerage and commercial leasing revenue.

Resort Operating Expenses. Resort Operating Expenses were $238.9 million for the twelve-months ended July 31, 1998, compared to $200.5 million for the twelve-months ended July 31, 1997. As a percentage of Resort Revenue, Resort Operating Expenses were 68.2% and 68.6% for the twelve-months ended July 31, 1998 and 1997, respectively. The overall increase in Resort Operating Expenses is attributable to increased variable expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental, hospitality and other operations.

Resort Cash Flow. Resort Cash Flow was $111.6 million for the twelve-months ended July 31, 1998, compared to $91.6 million for the twelve-months ended July 31, 1997. Resort Cash Flow as a percentage of Resort Revenue was 31.8% and 31.4% for the twelve-months ended July 31, 1998 and 1997, respectively. The increase in Resort Cash Flow is due primarily to the growth in Resort Revenue and diversification into non-lift businesses such as dining, retail/rental, hospitality and other operations. Resort cash flow as a percentage of Resort Revenue was relatively consistent year to year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  The Company's cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the ten month period ended July 31, 1998, the Company made payments of $54.3 million for the acquisition of three hotel properties, $80.5 million for resort capital expenditures, and $15.7 million for investments in real estate.

  During the ten-months ended July 31, 1998, the Company acquired three hotel properties. On October 1, 1997, the Company purchased the assets constituting the Great Divide Lodge (f/k/a Breckenridge Hilton) for a total purchase price of $18.6 million. The Great Divide Lodge is a 208-room full service hotel, located at the base of Breckenridge Mountain, and includes dining, conference and fitness facilities. On October 7, 1997, the Company purchased 100% of the outstanding stock of Lodge Properties, Inc., a Colorado corporation ("LPI"), for a purchase price of $30.9 million. LPI owns and operates The Lodge at Vail, a 59-room hotel located at the Vail Village base area of Vail Mountain, and provides management services to an additional 40 condominiums. The Lodge at Vail includes restaurant and conference facilities as well as other amenities. In addition to the hotel property, LPI owns a parcel of developable land strategically located at the primary base area of Vail Mountain. In addition to the cash purchase price, the Company incurred approximately $7.6 million during the ten-months ended July 31, 1998 to substantially complete a new wing of The Lodge at Vail. The wing directly fronts Vail Mountain and includes premium conference facilities, 18 luxury lodging units, and a penthouse Condominium.
The Company has contracted to sell the penthouse condominium for $3.3 million. On January 15, 1998 the Company purchased the assets constituting the Inn at Keystone for a total purchase price of $9.3 million. The Inn at Keystone is a 103-room full service hotel, located near Keystone Mountain, and includes dining, conference and spa facilities. All acquisitions were accounted for as purchase combinations and funded with cash from operations or proceeds from the Revolving Credit Facility.

  Resort capital expenditures for the ten-months ended July 31, 1998 were $80.5 million. Investments in real estate for that period were $15.7 million, which included $3.1 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) trail and infrastructure improvements at Keystone Mountain, (ii) terrain and facilities improvements at Breckenridge Mountain,
(iii) expansion of the grooming fleet at Vail and Beaver Creek Mountains, (iv) retail/rental and restaurant additions in Beaver Creek Village, (v) new high-speed quad chairlifts at Breckenridge and Keystone Mountains, (vi) upgrades to office and front-line information systems, and (vii) the addition of a new wing at The Lodge at Vail. The primary projects included in investments in real estate were (i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages, (ii) golf course development, and (iii) investments in developable land at strategic locations at all four mountain resorts.

  The Company estimates that it will make resort capital expenditures ranging between $55-$65 million in preparation for the 1998-99 ski season. The primary projects are anticipated to include (i) a new high-speed quad chairlift and additional snowmaking at Keystone, (ii) the introduction of "Chaos Canyon," a new mid-mountain attraction for children (iii) the expansion of the grooming fleet at Keystone and Vail, (iv) completion of the Keystone Lodge and the Great Divide Lodge renovations, (v) expansion of the children's ski school at Beaver Creek, (vi) addition of a new restaurant on Breckenridge Mountain, and (vii) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate during fiscal 1999 are expected to total approximately $40.0 million. The primary projects are anticipated to include (i) infrastructure related to Bachelor Gulch and Arrowhead Villages, (ii) golf course development, and (iii) investments in developable land at strategic locations at all four resorts. The Company plans to fund capital expenditures and investments in real estate with cash flow from operations and borrowings under its Revolving Credit Facility.

  During the ten-months ended July 31, 1998, the Company generated $21.2 million in cash flow from its financing activities consisting of net borrowings on its Revolving Credit Facility and other debt of $15.7 million, $8 million received from the exercise of employee stock options, the refund of a bond reserve fund of $3.3 million, and payment of $5.7 million due under the Rights (as described below).

  At September 30, 1997 the Company had $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrued interest at 8% per annum and matured on August 1, 2009. Interest was payable semi-annually on February 1 and August 1. The Company provided the holder of these bonds a debt service reserve fund of $3.3 million, which was netted against the principal amount for financial reporting purposes. The Industrial Development Bonds were secured by the stock of the subsidiaries of Vail Associates, Inc. and the Vail and Beaver Creek Mountain United States Forest Service permits. On April 9, 1998, the Industrial Development Bonds issued by Eagle County, Colorado were refinanced. Under the terms of the new agreement interest accrues at 6.95% per annum and the $41.2 million bond principal amount matures on August 1, 2019. Interest is payable semi-annually on February 1 and August 1. The previous debt service fund of $3.3 million was refunded to the company. The bonds are secured by the Vail and Beaver Creek Mountain United States Forest Service Permits.

  On September 30, 1997, the Company's Credit Facilities consisted of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility, and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities") thereby providing for aggregate debt financing of $340 million (collectively, the "Credit Facilities"). The Revolving Credit Facility would have matured on April 15, 2003 and the Term Loan Facilities required minimum amortization payments ranging from $11.5 to $41.0 million annually from 1998 to 2004. On December 19, 1997, the Company refinanced its Credit Facilities to provide an increase in aggregate debt financing from $340.0 million to $450.0 million and to eliminate the required minimum amortization payments under the Term Loan Facilities. All amounts outstanding under the Revolving Credit Facility and the Term Loan Facilities at December 19, 1997 were refinanced under a single Revolving Credit Facility maturing on December 19, 2002. Interest on outstanding borrowings under the new Revolving Credit Facility is payable at rates based upon either LIBOR (5.69% at July 31, 1998) plus a margin ranging from .50% to 1.25% or prime (8.5% at July 31, 1998) plus a margin of up to .125%. The Company also pays a quarterly unused commitment fee ranging from .125% to .30%. The interest margins fluctuate based upon the ratio of Funded Debt to the Company's Resort EBITDA (as defined in the underlying Revolving Credit Facility agreement).

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

  During the ten-months ended July 31, 1998, 1,043,371 employee stock options were exercised at exercise prices ranging from $6.85 to $24.00. Additionally, 8,260 shares were issued to management under the restricted stock plan.

  Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its working capital, debt service and capital expenditure requirements.

INFLATION

  Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the cost of operating resorts increases the Company generally has been able to pass the increase on to its customers, however there can be no assurance that increases in labor and other operating costs due to inflation will not have an impact on the Company's future profitability.

SEASONALITY AND QUARTERLY RESULTS

  The Company's ski and resort operations are extremely seasonal in nature. In particular, revenues and profits are substantially lower, historically resulting in losses, in the summer months due to the closure of its ski operations. Based on the Company's new fiscal year ended July 31, 1998, 87% of total resort revenues were earned during the second and third fiscal quarters. Quarterly results may be materially affected by the timing of snowfall and the integration of acquisitions. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. The Company is taking steps to smooth its earnings throughout the fiscal year by investing in additional summer activities such as golf course development. (See Note 15 of Notes to Consolidated Financial Statements for Quarterly Financial Highlights).

ECONOMIC DOWNTURN.

Skiing is a discretionary recreational activity that can be impacted by a significant economic slowdown which could impact the Company's operating results. Although historically economic downturns have not had an adverse impact on the Company's operating results, there can be no assurance that a decrease in the amount of discretionary spending by the public in the future would not have an adverse effect on the Company's business.

UNFAVORABLE WEATHER CONDITIONS

The ski industry's ability to attract visitors to its resorts is influenced by weather conditions and the amount of snowfall during the ski season.
Unfavorable weather conditions can adversely effect skier days. In the past 20 years the Company's resorts have averaged between 300 and 350 inches of annual snowfall, significantly in excess of the average for U.S. ski resorts. Despite the substantial snowfall, the Company manages its exposure to unfavorable weather conditions by investing in the latest technology in snowmaking systems and actively acquiring additional water rights, which has allowed it to offer it's guests more predictable and more consistent conditions, particularly during the early and late ski season. Although historically unfavorable weather conditions have not had a materially adverse impact on the Company's operating results, there can be no assurance that unfavorable weather conditions in the future would not have a materially adverse effect on the Company's business.

YEAR 2000 COMPLIANCE

  The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system/job failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

  The Company's integral computer software, Resort POS, has been designed with the Year 2000 issue in mind, and to be Year 2000 compliant; however, the Company utilizes many different systems and software programs to process and summarize business transactions. The Company is continuing the evaluation of its various operating systems and determining the additional remediation efforts required to ensure its computer systems will properly utilize dates beyond December 31, 1999. Preliminary results of this assessment have revealed that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require significant programming changes.

  The Company has begun and, in certain cases, completed remediation efforts for many of its computer systems identified as non-compliant, beginning with those systems identified by the Company as "mission critical". The Company has and will continue to utilize both internal and external resources to test its software for Year 2000 compliance and to reprogram or replace any non-compliant software that is identified by the Company as "mission critical". The Company plans to complete the Year 2000 project before December 31, 1999. The total estimated multi-year cost of the Year 2000 project is estimated to be between $750,000 and $1,000,000. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $500,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $250,000 to $500,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines.

  The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

  The Company presently believes that with modifications to existing software and conversions to new software for those sites which it believes may be affected, the effects of Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

  The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's reasonable estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RECENT DEVELOPMENTS

  On August 1, 1998 the Company entered into a joint venture with one of the largest retailers of ski and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture to be known as SSI Venture LLC. The Company contributed its retail and rental operations to the joint venture for a 52% share of the joint venture. Specialty Sports, Inc. contributed an additional 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge. The owners and operators of Specialty Sports, Inc., the Gart family, have been operating in the sporting goods industry in Colorado since 1929 and will run the day-to-day operations of SSI Venture LLC. Vail Resorts will participate in the strategic and financial management of the joint venture.

  On August 13, 1998 the Company purchased 100% of the outstanding stock of TBA Entertainment, Inc. for a total purchase price of $24 million. TBA owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for 360 condominium units, eight restaurants, approximately 28,000 square-feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, that is generally considered to be the prime base lodge of Breckenridge Mountain Resort, but until now, has neither been owned nor managed by the Company. In a related transaction, the Company will also acquire for $10 million the remainder of TBA's Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels for near-term development. Simultaneously, the Company has entered into a contract to sell these same assets for $10 million to East West Partners of Avon, Colorado, a highly-experienced mountain resort real estate developer. The acquisition was funded with proceeds from the Revolving Credit Facility.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company enters into interest rate swap agreements (the "Swap Agreement") to reduce its exposure to interest rate fluctuations on its floating rate debt. The Swap Agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of July 31, 1998, the Company had Swap Agreements in effect totaling $150.0 million notional amount of which $75.0 million will mature in February 2000 with another $75.0 million maturing December 2002. The borrowings not subject to Swap Agreements at July 31, 1998, totaled $68.0 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating rate borrowings outstanding throughout fiscal year 1998, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $69,000. The Company believes that these amounts are not significant to the earnings of the Company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VAIL RESORTS, INC.

Consolidated Financial Statements for the Ten-Months Ended July 31, 1998, and Years Ended September 30, 1997 and 1996

Report of Independent Public Accountants....................................................................       F-2


Consolidated Financial Statements
Consolidated Balance Sheets.................................................................................       F-3
Consolidated Statements of Operations.......................................................................       F-4
Consolidated Statements of Stockholders' Equity.............................................................       F-5
Consolidated Statements of Cash Flows.......................................................................       F-6
Notes to Consolidated Financial Statements..................................................................       F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Vail Resorts, Inc.:

  We have audited the accompanying consolidated balance sheets of VAIL RESORTS, INC., formerly known as Gillett Holdings, Inc. (a Delaware corporation), and subsidiaries as of July 31, 1998 and September 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the ten-month period ended July 31, 1998 and for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vail Resorts, Inc. and subsidiaries as of July 31, 1998 and September 30, 1997 and the results of their operations and their cash flows for the ten-month period ended July 31, 1998 and for the years ended September 30, 1997 and 1996.



Denver, Colorado,                           ARTHUR ANDERSEN LLP
   October 15, 1998

                              VAIL RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              JULY 31,           SEPTEMBER 30,
                                                                                                1998                 1997
                                                                                           --------------      ----------------
                                        Assets
                                        ------
Current assets:
  Cash and cash equivalents............................................................    $       13,366      $          8,142
  Restricted cash......................................................................             6,146                 6,561
  Trade Receivables, net of allowances
    of $1,220 and $742, respectively...................................................            22,224                17,638
  Notes receivable.....................................................................             4,263                 4,469
  Inventories..........................................................................             8,893                10,789
  Deferred income taxes (Note 9).......................................................            12,126                24,500
  Other current assets.................................................................             4,708                 4,253
                                                                                           --------------      ----------------
     Total current assets..............................................................            71,726                76,352
Property, plant and equipment, net (Note 7)............................................           501,371               411,117
Real estate held for sale..............................................................           138,916               154,925
Deferred charges and other assets......................................................            12,605                12,217
Notes receivable, noncurrent portion...................................................             1,372                 1,073
Intangible assets, net (Note 7)........................................................           186,132               200,265
                                                                                           --------------      ----------------
     Total assets......................................................................    $      912,122      $        855,949
                                                                                           ==============      ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses (Note 7).......................................    $       55,012      $         70,171
  Income taxes payable.................................................................             2,239                   325
  Rights payable to stockholders.......................................................                --                 5,707
  Long-term debt due within one year (Note 6)..........................................             1,734                 1,715
                                                                                           --------------      ----------------
     Total current liabilities.........................................................            58,985                77,918
Long-term debt (Note 6)................................................................           282,280               263,347
Other long-term liabilities............................................................            28,886                23,281
Deferred income taxes (Note 9).........................................................            79,347                85,737
Commitments and contingencies (Note 11)
Stockholders' equity (Notes 1 and 14):
  Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares
    issued and outstanding.............................................................                --                    --
  Common stock--
    Class A common stock, $.01 par value, 20,000,000 shares authorized,                                76
     7,639,834 and 11,639,834 shares issued and outstanding as of
     July 31, 1998 and September 30, 1997, respectively................................                                     116
    Common Stock, $.01 par value, 80,000,000 shares authorized, 26,817,346                            269
     and 21,765,815 shares issued and outstanding as of July 31, 1998 and
     September 30, 1997, respectively..................................................                                     218
  Additional paid-in capital...........................................................           401,563               385,634
  Retained earnings....................................................................            60,716                19,698
                                                                                           --------------      ----------------
     Total stockholders' equity........................................................           462,624               405,666
                                                                                           --------------      ----------------

     Total liabilities and stockholders' equity........................................    $      912,122      $        855,949
                                                                                           ==============      ================

          See accompanying notes to consolidated financial statements

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                   TEN              YEAR              YEAR
                                                                              MONTHS ENDED         ENDED              ENDED
                                                                                 JULY 31,       SEPTEMBER 30,     SEPTEMBER 30,
                                                                                  1998              1997              1996
                                                                              -------------     -------------   ---------------
Net revenues:
 Resort...................................................................... $     336,547     $     259,038   $       140,288
 Real estate.................................................................        73,722            71,485            48,655
                                                                              -------------     -------------   ---------------
  Total net revenues.........................................................       410,269           330,523           188,943
Operating expenses:
 Resort......................................................................       217,764           172,715            89,890
 Real estate.................................................................        62,619            66,307            40,801
 Corporate expense...........................................................         4,437             4,663            12,698
 Depreciation and amortization...............................................        36,838            34,044            18,148
                                                                              -------------     -------------   ---------------
  Total operating expenses...................................................       321,658           277,729           161,537
                                                                              -------------     -------------   ---------------
Income from operations.......................................................        88,611            52,794            27,406
Other income (expense):
 Investment income...........................................................         1,784             1,762               586
 Interest expense............................................................       (17,789)          (20,308)          (14,904)
 Loss on disposal of fixed assets............................................        (1,706)             (182)           (2,630)
 Other expense...............................................................          (736)             (383)           (1,500)
                                                                              -------------     -------------   ---------------
Income before income taxes...................................................        70,164            33,683             8,958
Provision for income taxes (Note 9)..........................................       (29,146)          (13,985)           (4,223)
                                                                              -------------     -------------   ---------------
Net income................................................................... $      41,018     $      19,698   $         4,735
                                                                              =============     =============   ===============

Net income per common share (Notes 2 and 4):
  Basic...................................................................... $        1.20     $        0.66   $          0.23
                                                                              =============     =============   ===============
  Diluted.................................................................... $        1.18     $        0.64   $          0.22
                                                                              =============     =============   ===============

         See accompanying notes to consolidated financial statements.

                              VAIL RESORTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                COMMON STOCK
                                               ---------------------------------------------
                                                                   SHARES
                                               ---------------------------------------------
                                                                                              ADDITIONAL   RETAINED       TOTAL
                                                                                                PAID-IN    EARNINGS   STOCKHOLDERS'
                                                   CLASS A      COMMON      TOTAL     AMOUNT    CAPITAL    (DEFICIT)      EQUITY
                                                 -----------  ----------  ----------  ------  -----------  ---------  --------------
Balance, September 30, 1995..................    12,817,692    6,943,984  19,761,676    $198    $135,561   $ 31,935        $167,694
Net income for the year ended September
   30, 1996..................................            --           --          --      --          --      4,735           4,735
Shares issued pursuant to stock grants
   (Note 13).................................            --      238,324     238,324       2       1,989         --           1,991
Rights payable to stockholders...............            --           --          --      --     (13,843)   (36,670)        (50,513)
Shares of Class A Common Stock con-
   verted to Common Stock (Note 14)..........      (391,472)     391,472          --      --          --         --              --
                                                 ----------   ----------  ----------    ----    --------   --------        --------
Balance, September 30, 1996..................    12,426,220    7,573,780  20,000,000     200     123,707         --         123,907

Net income for the year ended September
   30, 1997..................................            --           --          --      --          --     19,698          19,698
Issuance of shares pursuant to options
   exercised (Note 13).......................            --      744,482     744,482       7      10,212         --          10,219
Issuance of shares in acquisition of
   resort, net (Note 5).....................             --    7,554,406   7,554,406      76     151,012         --         151,088
Issuance of shares in initial public
   offering, net............................             --    5,000,000   5,000,000      50      98,100         --          98,150
Issuance of shares in acquisition of retail
   space, net... ..........................              --      106,761     106,761       1       2,348         --           2,349
Compensation expense related to employee
   stock options...........................              --           --          --      --         255         --             255
Shares of Class A Common Stock
Converted to Common Stock (Note 14)..........      (786,386)     786,386          --      --          --         --              --
                                                 ----------   ----------  ----------    ----    --------   --------        --------
Balance, September 30, 1997..................    11,639,834   21,765,815  33,405,649     334     385,634     19,698         405,666

Net income for the ten-month period                                                                          41,018          41,018
ended July 31, 1998..........................            --           --          --      --          --
Issuance of shares pursuant to options                   --    1,043,271   1,043,271      11       7,990         --           8,001
   exercised (Note 13).......................
Tax effect of stock option exercises.........            --           --          --      --       7,669         --           7,669
Restricted stock issued (Note 13)............            --        8,260       8,260      --         270         --             270
Shares of Class A Common Stock
Converted to Common Stock (Note 14)..........    (4,000,000)   4,000,000          --      --          --         --              --
                                                 ----------   ----------  ----------    ----    --------   --------        --------
Balance, July 31, 1998.......................     7,639,834   26,817,346  34,457,180    $345    $401,563   $ 60,716        $462,624
                                                 ==========   ==========  ==========    ====    ========   ========        ========

         See accompanying notes to consolidated financial statements.

                              VAIL RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      TEN               YEAR              YEAR
                                                                                  MONTHS ENDED          ENDED             ENDED
                                                                                     JULY 31,       SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      1998              1997              1996
                                                                                 --------------------------------------------------
Cash flows from operating activities:
 Net income  ................................................................      $  41,018         $  19,698          $   4,735
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization  ............................................         36,838            34,044             18,148
  Deferred compensation payments in excess of expense  ......................             --              (331)              (814)
  Noncash cost of real estate sales  ........................................         49,112            52,647             32,394
  Noncash compensation related to stock grants (Note 13)  ...................            285               306                 25
  Noncash compensation related to stock options  ............................             --               255              1,915
  Noncash equity income......................................................         (2,973)             (701)                --
  Deferred financing costs amortized  .......................................            448               389                247
  Loss on disposal of fixed assets  .........................................          1,706               182              2,630
  Deferred income taxes, net (Note 9)  ......................................         29,146             7,413              2,500
Changes in assets and liabilities:
  Restricted cash  ..........................................................           (415)              529               (575)
  Accounts receivable, net  .................................................         (4,358)            2,089                475
  Notes receivable, net  ....................................................            (93)           (4,469)                --
  Inventories  ..............................................................          2,497              (835)              (418)
  Accounts payable and accrued expenses  ....................................        (16,226)          (10,712)             9,551
  Other assets and liabilities  .............................................         (2,642)            2,867             (4,947)
                                                                                 --------------------------------------------------
    Net cash provided by operating activities  ..............................        134,343           103,371             65,866
Cash flows from investing activities:
 Cash paid in resort acquisition, net of cash acquired.......................             --          (146,386)                --
 Cash paid in hotel acquisitions, net of cash acquired.......................        (54,250)               --                 --
 Resort capital expenditures  ...............................................        (80,454)          (51,020)           (13,912)
 Investments in real estate  ................................................        (15,661)          (56,947)           (40,604)
 Investment in joint venture  ...............................................             --             2,511               (200)
                                                                                 --------------------------------------------------
    Net cash used in investing activities  ...................................      (150,365)         (251,842)           (54,716)
Cash flows from financing activities:
 Proceeds from initial public offering.......................................             --            98,150                 --
 Proceeds from the exercise of stock options.................................          8,001                --                 --
 Payments under Rights  .....................................................         (5,707)          (42,175)                --
 Refund of bond reserve fund.................................................          3,297                --                 --
 Proceeds from borrowings under long-term debt  .............................        334,000           235,000             84,000
 Payments on long-term debt  ................................................       (318,345)         (139,984)          (130,547)
    Net cash provided by (used in) financing activities  ....................         21,246           150,991            (46,547)
                                                                                 --------------------------------------------------
Net increase (decrease) in cash and cash equivalents  .......................          5,224             2,520            (35,397)
Cash and cash equivalents:
 Beginning of period  .......................................................          8,142             5,622             41,019
 End of period  .............................................................      $  13,366         $   8,142          $   5,622
                                                                                 ==================================================

Cash paid for interest.......................................................      $  16,336         $  20,166          $  21,880
Taxes paid, net of refunds...................................................      $      --         $   1,925          $     400
                                                                                 ==================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of common stock in resort acquisition (Note 5)......................                        $ 151,088
Assumption of liabilities in resort acquisition (Note 5).....................                        $  91,480

Option exercise (Note 13)....................................................                        $   2,740
Issuance of common stock in purchase of retail space  .......................                        $   2,349
                                                                                                  ============

         See accompanying notes to consolidated financial statements.

1.   Basis of Presentation

     Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments, mountain resorts and real estate development. Vail Associates, Inc., a wholly-owned subsidiary of Vail Resorts, and its subsidiaries, (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. The Breckenridge and Keystone mountain resorts (collectively, the "Acquired Resorts"), together with the Arapahoe Basin mountain resort and significant related real estate interests and developable land, were acquired by the Company on January 3, 1997 (the "Acquisition"). The Company divested the Arapahoe Basin mountain resort on September 5, 1997. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, Inc., conducts the Company's real estate development activities. The Company's mountain resort business, which is primarily composed of ski operations and related amenities, is seasonal in nature with a typical ski season beginning in mid-October and continuing through mid-May.

     On September 1, 1997, the Company announced the change of its fiscal year end from September 30 to July 31. Accordingly, the Company's fiscal year 1998 ended on July 31, 1998 and consisted of ten-months. For fiscal 1998, the Company filed a transitional interim report for the four months ended January 31, 1998, a quarterly report for the three months ended April 30, 1998 and will file this annual report for the ten-months ended July 31, 1998. This annual report for the ten-months ended July 31, 1998 includes statements of financial position as of July 31, 1998, and September 30, 1997, results of operations and statements of cash flows for the ten-months ended July 31, 1998 and twelve-months ended September 30, 1997 and 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for under the equity method. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents are at fair value.

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

Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is calculated generally on the straight-line method based on the following useful lives:

                                                                                  Estimated
                                                                                    Life
                                                                                -------------
  Land improvements.............................................................      40
  Buildings and terminals.......................................................      40
  Ski lifts.....................................................................      15
  Machinery, equipment, furniture and fixtures..................................    3-12
  Automobiles and trucks........................................................     3-5

  Ski trails are depreciated over the life of their respective United States Forest Service permits.

Real Estate Held for Sale-- The Company capitalizes as land held for sale the original acquisition cost (or appraised value as of the effective date, as defined below), direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 1997 and 1996 totaled $0.5 million and $2.2 million, respectively. There was no interest capitalized on real estate development projects during fiscal 1998.

     The Company is a partner in the Keystone/Intrawest L.L.C. ("Keystone JV"), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in the Keystone JV including the Company's equity earnings from the inception of the Keystone JV, are reported as real estate held for sale in the accompanying balance sheet as of July 31, 1998. The Company recorded $2.9 million and $0.7 million in equity income for the ten-month period ended July 31, 1998 and fiscal year ended September 30, 1997, respectively.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective original lives of the applicable debt issues.

Interest Rate Agreements--Interest rate exchange agreements, defined as swaps, are effective at creating synthetic instruments and thereby modifying the Company's interest rate exposures. The Company enters into interest rate swaps to minimize the impact of interest rate movements on the expense associated with its floating rate debt. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Any premium paid is amortized over the life of the agreement.

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

  Excess reorganization value......................................  20 years
  Goodwill.........................................................  40 years
  Trademarks.......................................................  40 years
  Other intangibles................................................3-15 years

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of July 31, 1998, management believes that there has not been any impairment of the Company's long-lived assets, goodwill or other identifiable intangibles.

Revenue Recognition--Resort Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, club management, real estate brokerage, conventions, licensing and sponsoring activities and other recreational activities, and are recognized as services are performed. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the receivable is subject to subordination until such time as all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract.

Deferred Revenue--The Company records deferred revenue related to the sale of season ski passes. The number of season pass holder visits is estimated based on historical data and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary.

Advertising Costs--Advertising costs are expensed the first time the advertising takes place. Advertising expense for the ten-month period ended July 31, 1998 and the fiscal years ended September 30, 1997 and 1996 was $8.7 million, $8.8 million and $6.9 million, respectively. At fiscal years ended July 31, 1998 and September 30 1997, advertising costs of $0.9 million and $1.3 million are reported as current assets in the Company's consolidated balance sheets.

Income Taxes--The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, a deferred tax liability or asset is recognized for the effect of temporary differences between financial reporting and income tax reporting. (See
Note 9)

Net Income Per Share--In accordance with SFAS 128, "Earnings Per Share", the company computes net income per share on both the basic and diluted basis (See
Note 4).

Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Industrial Development Bonds and other long term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The estimated fair values of the Industrial Development Bonds and other long term debt at July 31, 1998 and September 30, 1997 are presented below (in thousands):

                                                  JULY 31, 1998                   SEPTEMBER 30, 1997
                                          ----------------------------      ------------------------------

                                             CARRYING         FAIR             CARRYING           FAIR
                                              VALUE           VALUE             VALUE             VALUE
                                              -----           -----             -----             -----
   Industrial Development Bonds...........   $ 64,560       $  76,935          $ 61,263        $  65,910
   Other Long Term Debt...................   $  1,370       $   1,414          $  1,662        $   1,615

Stock Compensation--The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No.123, "Accounting for Stock-Based Compensation" (See Note 13).

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated financial statements for the years ended September 30, 1997 and 1996 to conform to the current period presentation.

New Accounting Standards--During fiscal year 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which requires that the company discloses both basic earnings per share and diluted earnings per share. The Company adopted the provisions of SFAS No. 128 retroactively for 1997 and 1996, as required.

     The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. Upon adoption of SFAS No. 130, the Company will report all changes in the Company's stockholders' equity other than transactions with stockholders on the face of the income statement. The Company currently does not have any transactions that would necessitate disclosure of comprehensive income, however the Company will continue to evaluate the impact of the pronouncement.

     The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal year 1999. SFAS No. 131 will supercede the business segment disclosure requirements currently in effect under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131, among other things, establishes standards regarding the information a company is reqired to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company is currently evaluating disclosures under SFAS No. 131 compared to current disclosures.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," will not have an effect on the Company because it does not have a defined benefit pension plan.

     The Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The effective date for this pronouncement is for fiscal years beginning after December 15, 1998. The Company is in the process of reviewing its current policies for accounting for costs associated with internal software development projects and how they may be affected by SOP 98-1.

     The AcSEC issued SOP 98-5 which requires that all nongovernmental entities expense costs of start-up activities as incurred. The effective date for this pronouncement is for fiscal years beginning after December 15, 1998. The Company is in the process of reviewing its current policies for accounting for costs associated with start-up activities and how they may be affected by SOP 98-5.

3. CHANGE IN FISCAL YEAR END

     On September 1, 1997, the Company changed its fiscal year end from September 30 to July 31, beginning with fiscal year 1998. Comparative results of operations of the Company for the ten-months ended July 31, 1998 and 1997 are as shown below. Also presented is the Company's 1998 fiscal year restated for the July 31, 1998 year end.

                                                                                                          TWELVE-MONTHS
                                                                     TEN-MONTHS ENDED JULY 31,            ENDED JULY 31,
                                                                ----------------------------------     -------------------
                                                                     1998                 1997                1998
                                                                ----------------------------------     -------------------
                                                                   (audited)           (unaudited)         (unaudited)
Net Revenue
   Resort..................................................     $    336,547         $     248,511       $         350,498
   Real estate.............................................           73,722                61,104                  84,177
                                                                ------------         -------------       -----------------
Net Revenues...............................................          410,269               309,615                 434,675
Operating Expenses
   Resort..................................................          217,764               153,212                 238,889
   Real Estate.............................................           62,619                54,944                  74,057
   Corporate expense.......................................            4,437                 3,557                   5,543
   Depreciation and amortization...........................           36,838                27,604                  42,965
   Reorganization charge...................................               --                 2,200                      --
                                                                ------------         -------------       -----------------
Total operating expenses...................................          321,658               241,517                 361,454
                                                                ------------         -------------       -----------------
Income from operations.....................................           88,611                68,098                  73,221
Other income (expense)
   Investment income.......................................            1,784                 1,372                   2,174
   Interest expense........................................          (17,789)              (17,236)                (20,891)
   Gain (loss) on sale of fixed assets.....................           (1,706)                 (100)                 (1,788)
   Other...................................................             (736)                   87                  (1,217)
                                                                ------------         -------------       -----------------
Income before income taxes.................................           70,164                52,221                  51,499
Credit (provision) for income taxes........................          (29,146)              (21,781)                (21,426)
                                                                ------------         -------------       -----------------
Net income.................................................     $     41,018         $      30,440       $          30,073
                                                                ============         =============       =================
Basic net income per common share..........................     $       1.20         $        1.06       $            0.88
                                                                ============         =============       =================
Diluted net income per common share........................     $       1.18         $        1.02       $            0.87
                                                                ============         =============       =================

4. NET INCOME PER COMMON SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("EPS") effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the dual presentation of basic (replaces primary EPS) and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised resulting in the issuance of common shares that would then share in the earnings of the Company. The Company has adopted the requirements of SFAS No. 128 for the ten-month period ended July 31, 1998. Pro forma presentation and disclosure requirements are supplied for prior period comparisons in accordance with the statement.

                                                      TEN
                                                  MONTHS ENDED
                                                    JULY 31,                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                      1998                         1997                             1996
                                          -----------------------------------------------------------------------------------------

                                              BASIC       DILUTED           BASIC       DILUTED             BASIC       DILUTED
                                          ---------------------------   ---------------------------     ---------------------------
Net Income Per Common Share
Net Income................................  $ 41,018       $ 41,018        $ 19,698        $ 19,698         $ 4,735         $ 4,735

Weighted average shares outstanding.......    34,204         34,204          30,067          30,067          20,266          20,266
Effect of dilutive stock options..........        --            547              --             912              --           1,189
                                          ---------------------------   ---------------------------     ---------------------------
Total shares..............................    34,204         34,751          30,067          30,979          20,266          21,455
                                          ---------------------------   ---------------------------     ---------------------------
Net Income Per Common Share...............  $   1.20       $   1.18        $    .66        $    .64         $   .23         $   .22
                                          ===========================   ===========================     ===========================

5. ACQUISITIONS

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

  The following unaudited pro forma results of operations of the Company for the ten-months ended July 31, 1997 assume that the Acquisition occurred on October 1, 1996. The unaudited pro forma results of operations include the effects of the Company's initial public offering only from its effective date of February 7, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin, which the Company divested. The audited summarized financial information for the ten-months ended July 31, 1998 are provided for comparative purposes.

                                                                                  (PRO FORMA)
                                                                  TEN                 TEN
                                                                 MONTHS             MONTHS
                                                                 ENDED               ENDED
                                                                JULY 31            JULY 31,
                                                                  1998               1997
                                                           ----------------   ----------------
                                                                                  (Unaudited)
Resort revenue.............................................        $336,547           $280,949
Real estate revenue........................................          73,722             63,025
Total revenues.............................................         410,269            343,974
Net income.................................................          41,018             29,572
Basic  net income per common share.........................        $   1.20           $   0.95
Diluted net income per common share........................        $   1.18           $   0.91

   During the ten-months ended July 31, 1998, the Company acquired three hotel properties. On October 1, 1997, the Company purchased the assets constituting the Great Divide Lodge (f/k/a Breckenridge Hilton) for a total purchase price of $18.6 million. The Great Divide Lodge is a 208-room full service hotel, located at the base of Breckenridge Mountain, and includes dining, conference and fitness facilities. On October 7, 1997, the Company purchased 100% of the outstanding stock of Lodge Properties, Inc., a Colorado corporation, ("LPI") for a total purchase price of $30.9 million. LPI owns and operates The Lodge at Vail, a 59-room hotel with dining and conference facilities. LPI also provides management services to an additional 40 condominiums and owns a parcel of developable land strategically located at the primary base area of Vail Mountain. On January 15, 1998 the Company purchased the assets constituting the Inn at Keystone for a total purchase price of $9.3 million. The Inn at Keystone is a 103-room full service hotel, located near Keystone Mountain, and includes dining, conference and spa facilities. All acquisitions were accounted for as purchase combinations and funded with cash from operations or proceeds from the Revolving Credit Facility.

6. LONG-TERM DEBT

   Long-term debt as of July 31, 1998 and September 30, 1997 is summarized as follows (in thousands):

                                                                             (d)
                                                         (e)               AVERAGE           JULY 31,        SEPTEMBER 30,
                                                       MATURITY             RATE               1998              1997
                                                --------------------------------------------------------------------------
Industrial Development Bonds (a)................        1999-2020              7.38%           $ 64,560           $ 61,263
Credit Facilities (b)...........................             2003              7.39%            218,000            202,000
Other (c).......................................        1998-2002              6.09%              1,454              1,799
                                                                                               --------           --------
                                                                                                284,014            265,062

Less: Current Maturities.......................                                                   1,734              1,715
                                                                                               --------           --------

                                                                                               $282,280           $263,347
                                                                                               ========           ========

(a) At September 30, 1997 the Company had $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado which accrued interest at 8% per annum and matured on August 1, 2009. Interest was payable semi-annually on February 1 and August 1. The Company provided the holder of these bonds a debt service reserve fund of $3.3 million, which was netted against the principal amount for financial reporting purposes. The Industrial Development Bonds were secured by the stock of the subsidiaries of Vail Associates, Inc. and the Vail and Beaver Creek Mountain United States Forest Service permits. On April 9, 1998, the Industrial Development Bonds issued by Eagle County, Colorado were refinanced. Under the terms of the new agreement interest accrues at 6.95% per annum and the $41.2 million bond principal amount matures on August 1, 2019. Interest is payable semi-annually on February 1 and August 1. The previous debt service fund of $3.3 million was refunded to the company. The bonds are secured by the Vail and Beaver Creek Mountain United States Forest Service Permits. In connection with the Acquisition, the Company assumed two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate principal amount of $20.4 million, bear interest at rates ranging from 7.2% to 7.875% and mature in installments in 1998, 2006 and 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate principal amount of $3 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010.

(b) On September 30, 1997, the Company's Credit Facilities consisted of (i) a $175 million Revolving Credit Facility, (ii) a $115 million Tranche A Term Loan Facility and (iii) a $50 million Tranche B Term Loan Facility (together with Tranche A, the "Term Loan Facilities") thereby providing for aggregate debt financing of $340 million (collectively, the "Credit Facilities"). The Revolving Credit Facility would have matured on April 15, 2003 and the Term Loan Facilities required minimum amortization payments ranging from $11.5 to $41.0 million annually from 1998 to 2004. On December 19, 1997, the Company refinanced its Credit Facilities to provide an increase in aggregate debt financing from $340.0 million to $450.0 million and to eliminate the required minimum amortization payments under the Term Loan Facilities. All amounts outstanding under the Revolving Credit Facility and the Term Loan Facilities at December 19, 1997 were refinanced under a single revolving credit facility maturing on December 19, 2002. Interest on outstanding borrowings under the new Revolving Credit Facility is payable at rates based upon either LIBOR (5.69% at July 31, 1998) plus a margin ranging from .50% to 1.25% or prime (8.5% at July 31, 1998) plus a margin of up to .125%. The Company also pays a quarterly unused commitment fee ranging from .125% to .30%. The interest margins fluctuate based upon the ratio of Funded Debt to the Company's Resort EBITDA (as defined in the underlying Revolving Credit Facility agreement).

(c) Other obligations bear interest at rates ranging from 0.0% to 6.5% and have maturities ranging from 1998 to 2002.

(d) Average borrowing rate for the ten-months ended July 31, 1998.

(e) Maturity based on fiscal year end July 31, 1998.

    Aggregate maturities for debt outstanding are as follows (in thousands):

    Due during twelve-months ending July 31.                             AS OF
                                                                        JULY 31,
                                                                         1998
                                                                       ---------

    1999.............................................................  $   1,734
    2000.............................................................        352
    2001.............................................................        353
    2002.............................................................        375
    2003.............................................................    219,500
    Thereafter.......................................................     61,700
                                                                       ---------
         Total Debt..................................................  $ 284,014
                                                                       =========

7. SUPPLEMENTARY BALANCE SHEET INFORMATION (IN THOUSANDS)

   The composition of property, plant and equipment follows:

                                                                          JULY 31,            SEPTEMBER 30,
                                                                           1998                   1997
                                                                    -----------------     ------------------

Land and land improvements......................................             $115,516               $ 95,124
Buildings and terminals.........................................              227,956                152,171
Machinery and equipment.........................................              175,453                146,741
Automobiles and trucks..........................................               10,900                 14,958
Furniture and fixtures..........................................               35,968                 28,282
Construction in progress........................................               21,851                 33,691
                                                                    -----------------     ------------------
                                                                              587,644                470,967
Accumulated depreciation and amortization.......................              (86,273)               (59,850)
                                                                    -----------------     ------------------
                                                                             $501,371               $411,117
                                                                    =================     ==================

   Depreciation expense for the ten-months ended July 31, 1998 and for the fiscal years of 1997 and 1996 totaled $28.4 million, $25.1 million and $11.4 million, respectively.

   The composition of intangible assets follows:

                                                                         JULY 31,            SEPTEMBER 30,
                                                                          1998                   1997
                                                                    -----------------     ------------------
Trademarks.....................................................              $ 42,611               $ 42,611
Other intangible assets........................................                38,802                 38,244
Goodwill.......................................................               125,307                118,469
Excess Reorganization Value (See Note 2).......................                24,593                 37,702
                                                                    -----------------     ------------------
                                                                             $231,313               $237,026
Accumulated amortization.......................................               (45,181)               (36,761)
                                                                    -----------------     ------------------
                                                                             $186,132               $200,265
                                                                    =================     ==================

  Significant additions to intangible assets during the ten-months ended July 31, 1998 were primarily related to the acquisitions of three hotel properties. (See Note 5)

  Amortization expense for the ten-months ended July 31, 1998 and for the fiscal years of 1997 and 1996 totaled $8.4 million, $8.9 million and $6.8 million, respectively.

  The composition of accounts payable and accrued expenses follows:

                                                                         JULY 31,          SEPTEMBER 30,
                                                                           1998                 1997
                                                                    -----------------    ------------------
Trade payables.................................................               $24,637               $25,236
Deposits.......................................................                 4,516                10,050
Accrued salaries and wages.....................................                 8,930                 9,026
Accrued Interest...............................................                 3,051                 1,448
Property taxes.................................................                 4,144                 5,943
Liability to complete real estate sold.........................                 2,910                 7,336
Other accruals.................................................                 6,824                11,132
                                                                    -----------------    ------------------
                                                                              $55,012               $70,171
                                                                    =================    ==================

8. RETIREMENT AND PROFIT SHARING PLANS

   The Company maintains a defined contribution retirement plan, qualified under
Section 401(k) of the Internal Revenue Code, for its employees. Employees are eligible to participate in the plan upon attaining the age of 21 and completing 1,500 hours of service since their employment commencement date or one year of employment with a minimum of 1,000 hours of service. Participants may contribute from 2% to 22% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's annual qualifying compensation. The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

   Total profit sharing plan expense recognized by the Company for the ten-months ended July 31, 1998 and for the fiscal years of 1997 and 1996 was $844,000, $731,000 and $594,000, respectively.

9. INCOME TAXES

   At July 31, 1998, the Company has total federal net operating loss (NOL) carryovers of approximately $337 million for income tax purposes that expire in the years 2004 through 2008. The Company will be able to use these NOLs to the extent of approximately $8.0 million per year through October 8, 2007 (Section 382 amount). Consequently, the accompanying financial statements and table of deferred items only recognize benefits related to the NOLs to the extent of the
Section 382 amount.

   At July 31, 1998 the Company has approximately $2.8 million in unused minimum tax credit carryovers. These tax credits have an unlimited carryforward period.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 1998 and September 30, 1997 are as follows (in thousands):

                                                                                   JULY 31,           SEPTEMBER 30,
                                                                                    1998                  1997
                                                                             ------------------    ------------------
Deferred income tax liabilities:
  Fixed assets...........................................................              $ 64,508              $ 66,324
  Intangible assets......................................................                18,165                20,600
  Other, Net.............................................................                   745                    --
                                                                             ------------------    ------------------
     Total...............................................................                83,418                86,924
Gross deferred income tax assets:
  Accrued Expenses.......................................................                 5,094                 5,468
  Net operating loss carryforwards.......................................                23,643                45,649
  Minimum tax credit.....................................................                 2,761                 1,729
  Other, net.............................................................                    --                   963
                                                                             ------------------    ------------------
     Total...............................................................                31,498                53,809
Valuation allowance for deferred income tax assets.......................               (15,301)              (28,122)
Deferred income tax assets, net of valuation allowance...................                16,197                25,687
                                                                             ------------------    ------------------
Net deferred income tax liability........................................              $ 67,221              $ 61,237
                                                                             ==================    ==================

   The net current and noncurrent components of deferred income taxes recognized in the July 31, 1998 and September 30, 1997 balance sheets are as follows (in thousands):

                                                                                          JULY 31,          SEPTEMBER 30,
                                                                                            1998                 1997
                                                                                    ------------------   ------------------
Net current deferred income tax asset........................................                  $12,126              $24,500
Net noncurrent deferred income tax liability.................................                   79,347               85,737
                                                                                    ------------------   ------------------
Net deferred income tax liability............................................                  $67,221              $61,237
                                                                                    ==================   ==================

    Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

                                                             TEN-MONTHS
                                                                ENDED                 YEAR ENDED             YEAR  ENDED
                                                              JULY 31,               SEPTEMBER 30,           SEPTEMBER 30,
                                                                1998                     1997                   1996
                                                       -------------------     --------------------     -------------------
Current:
  Federal..........................................                $ 1,157                  $   622                   1,193
  State............................................                  1,082                      277                     175
                                                       -------------------     --------------------     -------------------
   Total current...................................                  2,239                      899                   1,368
Deferred:
  Federal..........................................                 17,173                    6,850                  2,065
  State............................................                  1,920                      727                     435
                                                       -------------------     --------------------     -------------------
   Total deferred..................................                 19,093                    7,577                   2,500
Tax Benefit Related to Exercise of
 Stock Options and Restricted Stock................                  7,814                    5,509                     355
                                                       -------------------     --------------------     -------------------
                                                                   $29,146                  $13,985                  $4,223
                                                       ===================     ====================     ===================

    A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statut ory income tax rate to income from continuing operations before income taxes is as follows:

                                                            TEN-MONTHS
                                                              ENDED                YEAR ENDED              YEAR ENDED
                                                             JULY 31,             SEPTEMBER 30,           SEPTEMBER 30,
                                                              1998                    1997                    1996
                                                       -------------------     --------------------     -------------------
At U.S. federal income tax rate....................                   35.0%                    35.0%                   35.0%
State income tax, net of federal benefit...........                    4.8%                     3.3%                    4.7%
Goodwill and Excess Reorganization
Value amortization.................................                    1.8%                     3.8%                    8.6%
Other..............................................                   (0.1%)                   (0.6%)                  (1.2%)
                                                       -------------------     --------------------     -------------------

                                                                      41.5%                    41.5%                   47.1%
                                                       ===================     ====================     ===================

10. RELATED PARTY TRANSACTIONS

    Corporate expense includes an annual fee of $500,000 for management services provided by an affiliate of the majority holder of the Company's Class A Common Stock. This fee is generally settled partially through use of the Company's facilities and partially in cash. The fee for the ten-months ended July 31, 1998 and the years ended September 30, 1997 and 1996 was $417,000, $500,000 and $500,000, respectively. At July 31, 1998, the Company's liability with respect to this arrangement was $960,000.

     Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("Resort Company"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. During fiscal years 1991 through 1998, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during fiscal years 1998, 1997 and 1996 totaled $4.7 million, $4.9 million and $5.5 million, respectively. Related amounts due the Company at July 31, 1998 were $109,000.

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

     In 1995, Mr. Daly's spouse and James P. Thompson, President of VRDC, and his spouse received financial terms more favorable than those available to the general public in connection with their purchase of lots in the Bachelor Gulch development. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, these contracts provide for no earnest money deposit with the entire purchase price (which was below fair market value) paid under promissory notes of $438,750 and $350,000 for Mr. Daly's spouse and Mr. and Mrs. Thompson, respectively. Each are secured by a first deed of trust and amortized over 25 years at 8% per annum interest, with a balloon payment due on the earlier of five years from the date of closing or one year from the date employment with the Company is terminated. The promissory notes were executed upon the closings of the lot sales in December 1996.

11.  COMMITMENTS AND CONTINGENCIES

     Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster home and townhome, and lodging units. As of July 31, 1998, the Company has sold 102 single family homesites and 5 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Revolving Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $15.6 million at July 31, 1998. The Company has allocated $9.6 million of that amount to the Bachelor Gulch Village homesites which were sold as of July 31, 1998 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of July 31, 1998 and 1997 was $2.9 million and $1.4 million, respectively.

     At July 31, 1998, the Company had various other letters of credit outstanding in the aggregate amount of $17.2 million.

     The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment though fiscal 2008. For the ten-month period ended July 31, 1998, and the years ended September 30, 1997 and 1996, lease expense related to these agreements of $6.4 million, $6.2 million and $3.8 million, respectively, which is included in the accompanying consolidated statements of operations.

  Future minimum lease payments under these leases as of July 31, 1998 are as follows:

Due during fiscal year ending July 31:

1999...............................................................  $ 4,334,493
2000...............................................................    2,992,051
2001...............................................................    2,563,510
2002...............................................................    1,743,934
2003...............................................................    1,689,097
Thereafter.........................................................    6,174,261
                                                                     -----------
       Total.......................................................  $19,497,346
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

12.   BUSINESS SEGMENTS

  The Company currently operates in two business segments, Resorts and Real Estate. Data by segment is as follows:

                                                                                TEN
                                                                            MONTHS ENDED        YEAR ENDED           YEAR ENDED
                                                                              JULY 31,         SEPTEMBER 30,        SEPTEMBER 30,
                                                                                1998               1997                 1996
                                                                        -----------------    -----------------    -----------------
Net revenues:
  Resorts...........................................................             $336,547             $259,038             $140,288
  Real Estate.......................................................               73,722               71,485               48,655
                                                                        -----------------    -----------------    -----------------
                                                                                 $410,269             $330,523             $188,943
                                                                        =================    =================    =================

Income from operations:
  Resorts...........................................................             $ 81,945             $ 52,279             $ 32,250
  Real Estate.......................................................               11,103                5,178                7,854
  Corporate.........................................................               (4,437)              (4,663)             (12,698)
                                                                        -----------------    -----------------    -----------------
                                                                                 $ 88,611             $ 52,794             $ 27,406
                                                                        =================    =================    =================

Depreciation and amortization:
  Resorts...........................................................             $ 36,838             $ 34,044             $ 18,148
  Real Estate.......................................................                   --                   --                   --
                                                                        -----------------    -----------------    -----------------
                                                                                 $ 36,838             $ 34,044             $ 18,148
                                                                        =================    =================    =================

Capital expenditures:
  Resorts...........................................................             $ 80,454             $ 51,020             $ 13,912
  Real Estate.......................................................               15,661               56,947               40,604
                                                                        -----------------    -----------------    -----------------
                                                                                 $ 96,115             $107,967             $ 54,516
                                                                        =================    =================    =================


                                                                             JULY 31,          SEPTEMBER 30,        SEPTEMBER 30,
                                                                               1998                1997                 1996
                                                                        -----------------    -----------------    -----------------

Identifiable assets:
  Resorts...........................................................             $501,371             $411,117             $197,279
  Real Estate.......................................................              138,916              154,925               84,055
                                                                        -----------------    -----------------    -----------------
                                                                                 $640,287             $566,042             $281,334
                                                                        =================    =================    =================

13. STOCK COMPENSATION PLANS

    At July 31, 1998, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      JULY 31,           SEPTEMBER 30,        SEPTEMBER 30,
                                                                        1998                 1997                 1996
                                                                 ----------------      ----------------     ----------------
Net Income
As Reported................................................      $         41,018      $         19,698     $          4,735
Pro forma..................................................      $         39,320      $         18,211     $          4,420

Basic net income per share
As Reported................................................      $           1.20      $           0.66     $           0.23
Pro forma..................................................      $           1.15      $           0.61     $           0.22

Diluted net income per share
As Reported................................................      $           1.18      $           0.64     $           0.22
Pro forma..................................................      $           1.13      $           0.59     $           0.21

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for each year, expected volatility of 14.7%, 29.8% and 29.8%; risk-free interest rates ranging from 5.49% to 6.61%, 5.66% to 6.68% and 5.66% to 6.68%; and expected lives ranging from 6 to 8 years for each year. A summary of the status of the Company's two fixed stock option plans as of July 31, 1998 and September 30, 1997 and 1996 and changes during the years ended on those dates is presented below (in thousands, except per share amounts):

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                      SHARES SUBJECT          EXERCISE
        FIXED OPTIONS                                                                   TO OPTION              PRICE
                                                                                -------------------------------------------
        Balance at September 30, 1995.......................................                2,033                $   8
           Granted..........................................................                1,711                   13
           Exercised........................................................                   --                   --
           Forfeited........................................................                  (18)                   7
                                                                                           ------
        Balance at September 30, 1996.......................................                3,726                   10
           Granted..........................................................                  795                   23
           Exercised........................................................               (1,573)                  11
           Forfeited........................................................                  (39)                  10
                                                                                           ------
        Balance at September 30, 1997.......................................                2,909                   15
           Granted..........................................................                   96                   28
           Exercised........................................................               (1,043)                   8
           Forfeited........................................................                 (125)                  17
                                                                                           ------
        Balance at July 31, 1998............................................                1,837                $  18
                                                                                           ======
                                                                                -------------------------------------------

  The following table summarizes information about fixed stock options outstanding at July 31, 1998:

                             OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
                    ----------------------------------------                         ---------------------------------

                                           WEIGHTED-AVERAGE          WEIGHTED-                           WEIGHTED-
     EXERCISE             SHARES              REMAINING               AVERAGE           SHARES            AVERAGE
   PRICE RANGE         OUTSTANDING         CONTRACTUAL LIFE        EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------
     $   6 - 11           701,963                  5.6                $   9.06            616,363            $ 8.84
     $  20 - 25         1,065,000                  8.6                   22.44            353,667             22.00
     $  26 - 29            70,000                  9.7                   27.47                 --
                        ---------                                                         -------

     $   6 - 29         1,836,963                  7.5                $  17.55            970,030            $13.64
                        =========                                                         =======
-----------------------------------------------------------------------------------------------------------------------------

   During fiscal years 1997 and 1996, the Company granted restricted stock to certain executives under the 1996 Plan. The aggregate number of shares granted totaled 12,000 and 62,000 in fiscal 1997 and 1996, respectively. The shares vest in equal increments over periods ranging from three to five years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods. No restricted stock was granted during fiscal 1998, however 8,260 vested shares were issued.

14.   CAPITAL STOCK

   The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock elect a class of directors that constitutes two-thirds of the Board and holders of Common Stock elect another class of directors constituting one-third of the Board. At July 31, 1998 and September 30, 1997, one shareholder owned substantially all of the Class A Common Stock and as a result, has effective control of the Company's Board of Directors. The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and

(iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders. A 4,000,000 share block of Class A Common stock was converted to Common Stock during Fiscal 1998 as they were sold to a non-affiliated company of the prior holder.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

                                                             FISCAL 1998 TEN-MONTH TRANSITION PERIOD
                                          ------------------------------------------------------------------------
                                              TEN-MONTHS      THREE-MONTHS      THREE-MONTHS      FOUR-MONTHS
                                                ENDED             ENDED             ENDED            ENDED
                                            JULY 31, 1998     JULY 31, 1998    APRIL 30, 1998   JANUARY 31, 1998
------------------------------------------------------------------------------------------------------------------
Resort Revenue                                    336,547            26,303           170,051            140,193
Real Estate Revenue                                73,722            18,417             3,912             51,393
Total Revenue                                     410,269            44,720           173,963            191,586

Income from operations                             88,611           (21,767)           75,226             35,152
Net Income (loss)                                  41,018           (16,784)           41,663             16,139
Basic net income (loss) per common share         $   1.20          $  (0.49)         $   1.21           $   0.47
Diluted net income (loss) per common share       $   1.18          $  (0.48)         $   1.20           $   0.47
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 FISCAL 1997
                                         -------------------------------------------------------------------------------------------
                                           TWELVE-MONTHS       THREE-MONTHS      THREE-MONTHS   THREE-MONTHS      THREE-MONTHS
                                               ENDED               ENDED             ENDED          ENDED             ENDED
                                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1997  JUNE 30, 1997  MARCH 31, 1997  DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Resort Revenue                                      259,038              22,840         28,031         173,056             35,111
Real Estate Revenue                                  71,485               9,596          9,878           2,229             49,782
Total Revenue                                       330,523              32,436         37,909         175,285             84,893

Income from operations                               52,794             (22,578)       (17,701)         81,407             11,666
Net Income (loss)                                    19,698             (15,937)       (13,895)         44,463              5,067
Basic net income (loss) per common share           $   0.66            $  (0.48)      $  (0.42)       $   1.42            $  0.24
Diluted net income (loss) per common share         $   0.64            $  (0.47)      $  (0.40)       $   1.38            $  0.23
------------------------------------------------------------------------------------------------------------------------------------

    During fiscal year 1998, the Company changed its fiscal year end from September 30 to July 31. Quarterly results restated for twelve-months ended July 31, 1998 are as follows:

                                                                                  FISCAL 1998
                                         -------------------------------------------------------------------------------------------
                                           TWELVE-MONTHS       THREE-MONTHS      THREE-MONTHS     THREE-MONTHS       THREE-MONTHS
                                               ENDED               ENDED             ENDED            ENDED             ENDED
                                           JULY 31, 1998      JULY 31, 1998     APRIL 30, 1998  JANUARY 31, 1998   OCTOBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Resort Revenue                                   350,498             26,303            170,051           136,322             17,822
Real Estate Revenue                               84,177             18,417              3,912            51,158             10,690
Total Revenue                                    434,675             44,720            173,963           187,480             28,512

Income from operations                            73,221            (21,767)            75,226            50,045            (30,283)
Net Income (loss)                                 30,073            (16,784)            41,663            25,946            (20,752)
Basic net income (loss) per common share        $   0.88           $  (0.49)          $   1.21          $   0.76           $  (0.61)
Diluted net income (loss) per common share      $   0.87           $  (0.48)          $   1.20          $   0.75           $  (0.59)
------------------------------------------------------------------------------------------------------------------------------------

16.  SUBSEQUENT EVENTS

     On August 1, 1998 the Company entered into a joint venture with one of the largest retailers of ski and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture to be known as SSI Venture LLC. The Company contributed its retail and rental operations to the joint venture for a 52% share of the joint venture. Specialty Sports, Inc. contributed an additional 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge. The owners and operators of Specialty Sports, Inc., the Gart family, have been operating in the sporting goods industry in Colorado since 1929 and will run the day-to-day operations of SSI Venture LLC. Vail Resorts will participate in the strategic and financial management of the joint venture.

     On August 13, 1998 the Company purchased 100% of the outstanding stock of TBA Entertainment, Inc. for a total purchase price of $24 million. TBA owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for 360 condominium units, eight restaurants, approximately 28,000 square-feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, that is generally considered to be the prime base lodge of Breckenridge Mountain Resort, but until now, has neither been owned nor managed by the Company. In a related transaction, the Company will also acquire for $10 million the remainder of TBA's Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels for near-term development. Simultaneously, the Company has entered into a contract to sell these same assets for $10 million to East West Partners of Avon, Colorado, a highly-experienced mountain resort real estate developer. The acquisition was funded with proceeds from the Revolving Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 18, 1998 which will be available no later than November 13, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 18, 1998 which will be available no later than November 13, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 18, 1998 which will be available no later than November 13, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 18, 1998 which will be available no later than November 13, 1998.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Index to Financial Statements and Financial Statement Schedules.

  (i) See "Item 8. Financial Statements and Supplementary Data" for the index to the Financial Statements.

  All other schedules have been omitted because the required information is not applicable or because the information required has been included in the financial statements or notes thereto.

(b) Index to Exhibits

  The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses which have previously been filed with the Securities and Exchange Commission.

                                                                                           SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER      DESCRIPTION                                                                    PAGE
--------    -----------                                                                    ----
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

                                                                                           SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER      DESCRIPTION                                                                    PAGE
----------  -----------                                                                    ----
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

                                                                                             SEQUENTIALLY
EXHIBIT                                                                                      NUMBERED
NUMBER      DESCRIPTION                                                                      PAGE
----------  -----------                                                                      ----
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

                                                                                             SEQUENTIALLY
EXHIBIT                                                                                      NUMBERED
NUMBER      DESCRIPTION                                                                      PAGE
--------    -----------                                                                      ----
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

10.20       1996 Stock Option Plan (Incorporated by reference from the Company's
            Registration Statement on Form S-3, File No. 333-5341).

10.21       Agreement dated October 11, 1996 between Vail Resorts, Inc. and George
            Gillett.

10.22       Amended and Restated Credit Agreement among the Vail Corporation
            (d/b/a "Vail Associates, Inc.") and Nations Bank of Texas, N.A.

10.23       Sports and Housing Facilities Financing Agreement among the Vail Corporation
            (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1,
            1998.

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

     A Current Report on Form 8-K was filed on November 6, 1997 announcing the Company's fiscal year change from September 30 to July 31.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 1997.


                                  VAIL RESORTS, INC.

                                  By     /s/  JAMES P. DONOHUE
                                      ------------------------------------
                                              James P. Donohue
                                         Senior Vice President and
                                           Chief Financial Officer


                               POWER OF ATTORNEY

  Each person whose signature appears below hereby constitutes and appoints James P. Donohue, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities , to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and the thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 30, 1998

      Signature                                         TITLE
      ---------                                         -----

/s/ Adam M. Aron*                              Chairman of the Board and
-----------------------                         Chief Executive Officer
    ADAM M. ARON                          (Principal Chief Executive Officer)

/s/ Andrew P. Daly*                              Director and President
-----------------------
    ANDREW P. DALY

/s/ James P. Donohue*          Senior Vice President and Chief Financial Officer
-----------------------
    JAMES P. DONOHUE

/s/ Frank Biondi*                                      Director
-----------------------
    FRANK BIONDI

/s/ Leon D. Black*                                     Director
-----------------------
    LEON D. BLACK

/s/ Craig M. Cogut*                                    Director
-----------------------
    CRAIG M. COGUT

/s/ Stephen C. Hilbert*                                Director
-----------------------
    STEPHEN C. HILBERT

/s/ Robert A. Katz*                                    Director
-----------------------
    ROBERT A. KATZ

/s/ Thomas H. Lee*                                     Director
-----------------------
    THOMAS H. LEE

      SIGNATURE                                    TITLE
      ---------                                    -----

/s/ William L. Mack*                              Director
-----------------------
    WILLIAM L. MACK

/s/ Joseph Micheletto*                            Director
-----------------------
    JOSEPH MICHELETTO

/s/ Antony P. Ressler*                            Director
-----------------------
    ANTONY P. RESSLER

/s/ Marc J. Rowan*                                Director
-----------------------
    MARC J. ROWAN

/s/ John J. Ryan III*                             Director
-----------------------
    JOHN J. RYAN III

    John F. Sorte*                                Director
-----------------------
    JOHN F. SORTE

/s/ Bruce H. Spector*                             Director
-----------------------
    BRUCE H. SPECTOR

/s/ William Stiritz*                              Director
-----------------------
    WILLIAM STIRITZ

/s/ James S. Tisch*                               Director
-----------------------
    JAMES S. TISCH


*  By Attorney-in-Fact