Form 10-Q
period 1998-10-31
VAIL RESORTS INC
filed 1998-12-15
CIK 812011

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                     TO
                                    ------------------     ----------------

                        COMMISSION FILE NUMBER: 1-9614

                              VAIL RESORTS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                         51-0291762
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


           POST OFFICE BOX 7
            VAIL, COLORADO                                        81658
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (970) 476-5601

                             --------------------

  FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

                                     NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----


  As of December 11, 1998, 34,497,875 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,058,041 shares were Common Stock.

                               TABLE OF CONTENTS

PART I                                     FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................  F-1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....    1
Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................    7

PART II                                    OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................    8
Item 2.  Changes in Securities and Use of Proceeds.................................................    8
Item 3.  Defaults Upon Senior Securities...........................................................    8
Item 4.  Submission of Matters to a Vote of Security Holders.......................................    8
Item 5.  Other Information.........................................................................    8
Item 6.  Exhibits and Reports on Form 8-K..........................................................    8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the July 31, 1998, Annual Report on Form 10-K and the consolidated condensed interim financial statements as of October 31, 1998 and July 31, 1998, and for the three month periods ended October 31, 1998 and 1997, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding financial condition and operating results.

THREE MONTHS ENDED OCTOBER 31, 1998 VERSUS THREE MONTHS ENDED OCTOBER 31, 1997

                                                      THREE              THREE
                                                      MONTHS             MONTHS
                                                      ENDED              ENDED                              PERCENTAGE
                                                    OCTOBER 31,        OCTOBER 31,        INCREASE           INCREASE
                                                       1998               1997           (DECREASE)         (DECREASE)
                                                 ---------------    ---------------    ---------------    --------------
                                                                           (dollars in thousands)
                                                                                 (unaudited)
         Resort Revenue......................       $     34,985       $     17,822        $    17,163              96.3%
         Resort Operating Expense............             58,505             35,869             22,636              63.1%
         Resort Cash Flow....................            (23,520)           (18,047)            (5,473)            (30.3%)

Resort Revenue. Resort Revenue for the three-months ended October 31, 1998 and 1997 is presented by category as follows:

                                               THREE               THREE
                                              MONTHS              MONTHS
                                               ENDED               ENDED                               PERCENTAGE
                                            OCTOBER 31,         OCTOBER 31,         INCREASE            INCREASE
                                               1998                1997            (DECREASE)          (DECREASE)
                                        -----------------   -----------------   -----------------    --------------
                                                                    (dollars in thousands)
                                                                          (unaudited)
         Lift Ticket....................          $   177             $   317             $  (140)            (44.2%)
         Ski School.....................               19                   2                  17             850.0%
         Dining.........................            6,808               4,863               1,945              40.0%
         Retail/Rental..................            9,396               1,001               8,395             838.7%
         Hospitality....................            9,934               5,185               4,749              91.6%
         Other..........................            8,651               6,454               2,197              34.0%
                                        -----------------   -----------------   -----------------    --------------

         Total Resort Revenue...........          $34,985             $17,822             $17,163              96.3%
                                        =================   =================   =================    ==============

         Total Skier Days...............               10                  19                  (9)            (47.4%)
                                        =================   =================   =================    ==============

         ETP............................          $ 17.70             $ 16.68             $  1.02               6.1%
                                        =================   =================   =================    ==============


   Lift Ticket and Ski School revenue were not significant to the first quarter's earnings, as expected, due to the seasonal nature of the Company's ski operations. The increase in effective ticket price ("ETP"), which is defined as total lift ticket revenue divided by total skier days, is due to decreased skier days and increases in lead ticket prices at each resort.

  Dining revenue increased primarily as a result of the addition of dining operations acquired in five hotel acquisitions. The Lodge at Vail acquisition added two fine dining establishments, eight restaurants were added with the acquisition of the Village at Breckenridge, and the Inn at Keystone and the Great Divide Lodge (formerly the Breckenridge Hilton) each added one dining facility.

  The increase in Retail/Rental revenue is due to the addition of approximately 30 retail and rental outlets provided by the joint venture (SSI Venture LLC) the Company entered into with Specialty Sports, Inc. as of August 1, 1998.
Specialty Sports, Inc. is one of the largest retailers of ski- and golf-related sporting goods in Colorado.

  Hospitality revenue increased due to the acquisitions of The Lodge at Vail, the Great Divide Lodge, the Inn at Keystone, and the Village at Breckenridge. In addition to adding lodging capacity, the Lodge at Vail and the Village at Breckenridge each added additional property management operations. The Village at Breckenridge also runs a vacation services operation/travel agency.

  Other revenue increased as a result of the increased popularity of the summer mountain activities, including the new Alpine Slide at Breckenridge mountain; expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages; growth in club operations; expanded licensing and sponsorship contracts; and increases in brokerage and commercial leasing revenue.

  Resort Operating Expenses. Resort Operating Expenses were $58.5 million for the three months ended October 31, 1998, compared to $35.9 million for the three months ended October 31, 1997. As a percentage of Resort Revenue, Resort Operating Expenses decreased from 201.3% to 167.2% in the three months ended October 31, 1998 compared to the three months ended October 31, 1997. The increase in Resort Operating Expenses is attributable to the incremental expenses related to the Company's acquisitions of the Inn at Keystone, the Lodge at Vail and the Great Divide Lodge in October 1997, the acquisition of the Village at Breckenridge in August 1998, and the consolidation of SSI Venture LLC. A portion of the increase can also be attributed to the increased variable expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues. The decrease in Resort Operating Expenses as a percentage of Resort Revenue is due to the later openings of the mountains this year as compared to last year. Keystone and Breckenridge mountains opened on October 17 and 30, respectively, for the 1997-98 ski season as compared to an October 26 opening for Keystone and a November opening for Breckenridge mountain for the 1998-99 ski season. Generally, the cost of running the skiing operations in the early season far exceeds the related revenues generated by those operations.

  Real Estate Revenue. Revenue from real estate operations for the three months ended October 31, 1998 was $13.6 million, an increase of $2.8 million, compared to the three months ended October 31, 1997. Revenue for the three months of fiscal 1999 consists primarily of the sales of one single-family homesite in Bachelor Gulch, three multi-family homesites in Arrowhead and the Company's investment in the Keystone LLC, which is accounted for using the equity method. Profits from the Keystone LLC during the first quarter of fiscal 1999 included the sale of 106 village condominium unit, primarily at the River Run development, and 56 single-family homesites surrounding an 18-hole golf course development. Real estate revenue for the three months of fiscal 1998 consisted primarily of the sales of two single-family homesites in Bachelor Gulch, one multi-family homesite in Arrowhead and two luxury residential condominiums at the Golden Peak base area of Vail mountain.

  Real Estate Operating Expenses. Real estate operating expenses for the three months ended October 31, 1998 were $7.6 million, a decrease of $4.3 million, compared to the three months ended October 31, 1997. Real estate cost of sales for the three months of fiscal 1999 consists primarily of the cost of sales and real estate commissions associated with the sale of one single-family homesite in Bachelor Gulch and three multi-family homesites in Arrowhead. Real estate cost of sales for the three months of fiscal 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of two single-family homesites in Bachelor Gulch, one multi-family homesite in Arrowhead, and two luxury residential condominiums at the Golden Peak base area of Vail mountain. Real estate operating expenses include the selling, general and administrative expenses associated with the Company's real estate operations.

  Corporate expense. Corporate expense increased by $45,000 or 3% for the three months ended October 31, 1998 as compared to the three months ended October 31, 1997. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

  Depreciation and Amortization. Depreciation and amortization expense increased by $2.3 million for the three months ended October 31, 1998 as compared to the three months ended October 31, 1997. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the four hotel acquisitions and the SSI Venture LLC discussed above and an increased fixed asset base due to fiscal 1999 capital improvements.

  Interest expense. During the three months ended October 31, 1998 and the three months ended October 31, 1997, the Company recorded interest expense of $5.6 million and $5.0 million, respectively, relating primarily to the Company's revolving credit facilities and the Industrial Development Bonds in fiscal 1999 and fiscal 1998, as well as the Senior Subordinated Notes for fiscal 1998. The increase in interest expense for the three months ended October 31, 1998 compared to the three months ended October 31, 1997, is attributable to a higher average balance outstanding on the Credit Facilities due to amounts drawn for the hotel acquisition and working capital funding to SSI Venture LLC made during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  The Company's cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the three month period ended October 31, 1998, the Company made payments of $33.8 million for the acquisition of one hotel property, $14.8 million in working capital funding to SSI Venture LLC, $23.4 million for resort capital expenditures, and $12.0 million for investments in real estate.

  During the three months ended October 31, 1998, the Company acquired one hotel property. On August 13, 1998 the Company purchased 100% of the outstanding stock of The Village at Breckenridge Acquisition Corp., Inc. and Property Management Acquisition Corp., Inc. (collectively, "VAB") for a total purchase price of $33.8 million. VAB owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for 360 condominium units, eight restaurants, approximately 28,000 square feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, which is generally considered to be the primary base lodge of Breckenridge Mountain Resort, but until now has neither been owned nor managed by the Company. This transaction also included VAB's other Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels for near-term development. Simultaneously, the Company entered into a contract to sell these same assets for $10.0 million to East West Partners of Avon, Colorado, a highly experienced mountain resort real estate developer. The acquisition was funded with proceeds from the Company's revolving credit facility.

  On August 1, 1998 the Company entered into a joint venture with one of the largest retailers of ski- and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture to be known as SSI Venture LLC. The Company contributed its retail and rental operations to the joint venture and holds a 51.9% share of the joint venture. Specialty Sports, Inc. contributed an additional 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge. The owners and operators of Specialty Sports, Inc., the Gart family, have been operating in the sporting goods industry in Colorado since 1929 and run the day-to-day operations of SSI Venture LLC. Vail Resorts participates in the strategic and financial management of the joint venture. During the three months ended October 31, 1998, the Company funded the working capital needs of SSI Venture LLC with $14.8 million drawn from the revolving credit facility.

  Resort capital expenditures for the three months ended October 31, 1998 were $23.4 million. Investments in real estate for that period were $12.0 million, which included $0.8 million of mountain improvements, including ski lifts and snowmaking equipment, which are related to real estate development but which will also benefit resort operations. The primary projects included in resort capital expenditures were (i) trail and infrastructure improvements and a new high speed quad chairlift at Keystone Mountain, (ii) terrain and facilities improvements and a new on-mountain restaurant at Breckenridge Mountain, (iii) expansion of the grooming fleet at all four resorts, (iv) upgrades to office and front line information systems, and (v) additional hotel renovations. The primary projects included in investments in real estate were (i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages,
(ii) golf course development, and (iii) investments in developable land at strategic locations at all four mountain resorts.

  The Company estimates that it will make resort capital expenditures totaling between $30 and $40 million during the remainder of fiscal 1999. The primary projects are anticipated to include (i) a new high speed quad chair lift at Breckenridge, (ii) upgrades to the snowmaking system at Keystone, (iii) continued hotel renovations, (iv) a new exhibit hall/conference center at Keystone, (v) fleet replacement at all four resorts, (vi) expansion of Adventure Ridge at Vail, (vii) continued construction of Adventure Point at Keystone,
(viii) expansion of the children's ski school at Beaver Creek, and (ix) infrastructure for the Category III expansion on Vail Mountain. Investments in real estate during the remainder of fiscal 1999 are expected to total between $15 and $25 million. The primary projects are anticipated to include (i) infrastructure related to Bachelor Gulch and Arrowhead Villages, (ii) golf course development, and (iii) investments in developable land at strategic locations at all four resorts. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1999 with cash flow from operations and borrowings under its revolving credit facility.

  During the three months ended October 31, 1998, the Company generated $73.1 million in cash for its financing activities consisting of net borrowings on it's revolving credit facility of $73.0 million and $0.1 million received from the exercise of employee stock options.

  During the three months ended October 31, 1998, 10,900 employee stock options were exercised at exercise prices ranging from $10.00 to $10.75. Additionally, 6,391 shares were issued to management under the restricted stock plan.

  Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its working capital, debt service, and capital expenditure requirements.

  Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, general business and economic conditions, competitive factors in the ski and resort industry, and the weather.

YEAR 2000 COMPLIANCE

  The Year 2000 issue is a result of certain computer programs being written using two digits rather than four to define the applicable year. Computer programs which are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in major computer system or program failures or miscalculations or equipment malfunctions. The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to equipment used in operations, such as chairlifts, alarm systems and elevators, as well as to third parties. The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management.

  The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, operations equipment, and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and distributed applications environments. Operations equipment includes all automation and embedded chips used in business operations. External parties include any third party with whom the Company interacts, or upon whom the Company relies in the performance of day-to-day operations. The Company's program for addressing the Year 2000 issue includes the following phases: inventory, assessment, remediation, third-party verification and testing.

  In the information technology area, inventory and assessment audits in the telecommunications, mainframe, midrange and distributed applications areas are expected to be completed by March 31, 1999, with remediation and testing expected to be completed by September 30, 1999. The Company has traditionally upgraded and replaced its information technology systems on a regular basis. As a result of this process, most of the Company's information technology systems and applications are currently Year 2000 compliant. With respect to operations equipment, the Company has identified areas that it considers "mission critical". The Company's business units have completed over fifty percent of these inventory and assessment audits, and the remainder of these audits are expected to be completed by March 31, 1999. Remediation and testing is expected to be completed by September 30, 1999.

  The Company has initiated communication with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors, therefore third party impact on the Company is expected to be minimal. The Company is requiring letters of Year 2000 compliance from all critical suppliers and is identifying alternative suppliers as part of its
contingency plans.   Risk assessment is expected to be completed by June 30,
1999, and monitoring of risk in this area will continue throughout 1999, as many external parties will not have completed their work with respect to the Year 2000 issue.

  The total cost of the Company's Year 2000 efforts are not expected to be material with respect to the Company's operations, liquidity or capital resources. The total estimated multi-year cost of the Year 2000 project is estimated to be between $750,000 and $1,000,000. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $500,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $250,000 to $500,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. Fiscal 1998 costs were approximately $150,000, and costs for the three months ended October 31, 1998 were approximately $50,000. Costs exclude expenditures for systems which were replaced under the Company's regularly planned schedule.

  Failure to address a Year 2000 issue could result in a business disruption that could materially affect the Company's operations, liquidity or capital resources. The Company believes that the most reasonably likely worst case scenario would consist of isolated instances of minor system or equipment failures, for which the Company has developed contingency plans. Generally, the Company's contingency plans include, but are not limited to, development of manual work-arounds to system failures, identification of alternative sources for goods and services, and reasonable increases in the amount of on-hand goods and supplies. Typically these plans address the results of single events, while the scope of the Year 2000 issues may cause multiple concurrent events for a longer duration. Development of contingency plans for multiple concurrent events is in progress and is expected to be completed by November 30, 1999.

  There is still uncertainty around the scope of the Year 2000 issue. At this time the Company cannot quantify the potential impact of these failures. The Company's Year 2000 program and contingency plans are being developed to address issues within the Company's control. The program minimizes, but does not eliminate, the issues of external parties.

  The costs of the project and estimated completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


RECENT DEVELOPMENTS

  On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). The fires have been determined to have been deliberately set and are under investigation by federal, state and local law enforcement officials. Chair #5 is expected to be fully operational in time for the Christmas holiday. The chairlift services the Sun Up and Sun Down Bowls, which typically do not open for the season until mid-December. Furthermore, access out of Sun Up Bowl is also provided by the Sun Up Lift (Chair #17), therefore the impact related to Chair #5's downtime will be minimal. Three other chairlifts suffered minor damage and have since been repaired and are currently fully operational. All of the facilities damaged are fully covered by the Company's property insurance policy. Although the Company is unable to estimate the total amount which will be recovered through insurance proceeds, the Company does not expect to record a loss related to the property damage. The Company has placed temporary structures at the Two Elk Lodge and Ski Patrol Headquarters sites. These facilities will provide food service and other amenities during the reconstruction period of the Two Elk Lodge and Ski Patrol Headquarters. In addition, the Company has constructed a 200-seat pavilion and relocated and covered the patio food delivery system at the Mid-Vail Restaurant, and has provided portable radiant heaters on the patios at Mid-Vail Restaurant and Eagle's Nest to accommodate overflow from Two Elk Lodge. The fires did not affect Vail Mountain's opening day for the 1998-1999 season and are not expected to impact the World Alpine Ski Championships that are being hosted January 30, 1999 through February 14, 1999. The incident is also covered under the Company's business interruption insurance policy. The Company is unable to estimate at this time the impact the incident will have in terms of business interruption, however the Company does not believe the incident will have a material impact on its financial results due to mitigating measures being undertaken by the Company and the insurance coverage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company enters into interest rate swap agreements (the "Swap Agreement") to reduce its exposure to interest rate fluctuations on its floating rate debt. The Swap Agreements exchange floating rate for fixed rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of October 31, 1998, the Company had Swap Agreements in effect totaling $150.0 million notional amount of which $75.0 million will mature in February 2000 with another $75.0 million maturing December 2002. The borrowings not subject to Swap Agreements at October 31, 1998 totaled $139.0 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating rate borrowings outstanding during the three months ended October 31, 1998, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $105,000. The Company believes that these amounts are not significant to the earnings of the Company.

                                    PART II


ITEM 1. LEGAL PROCEEDINGS.

 None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                             NUMBERED
NUMBER                                      Description                                               PAGE
--------                                    -----------                                               ----
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

                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                            NUMBERED
NUMBER                                      DESCRIPTION                                              PAGE
--------                                    -----------                                              ----
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

                                                                                                SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER                                      DESCRIPTION                                             PAGE
--------                                    -----------                                             ----
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

                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER      DESCRIPTION                                                                           PAGE
--------    -----------                                                                           ----
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

27          Financial Data Schedules

(b) Reports on Form 8-K

  None

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON DECEMBER 15, 1998.


                                      VAIL RESORTS, INC.


                                     By      /s/ James P. Donohue
                                         ------------------------------------
                                                     James P. Donohue
                                              Senior Vice President and Chief
                                                     Financial Officer

PART I                          FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets as of October 31, 1998 and July 31, 1998...............  F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 1998
and 1997.....................................................................................  F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 1998
and 1997.....................................................................................  F-4
Notes to Consolidated Condensed Financial Statements.........................................  F-5

                              VAIL RESORTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  OCTOBER 31,          JULY 31,
                                                                                     1998                1998
                                                                              -----------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents...................................................       $   20,542            $ 19,512
  Receivables.................................................................           25,485              26,487
  Inventories.................................................................           28,329               8,893
  Deferred income taxes.......................................................           12,126              12,126
  Other current assets........................................................            4,673               4,708
                                                                              -----------------   -----------------
     Total current assets.....................................................           91,155              71,726
Property, plant and equipment, net............................................          536,954             501,371
Real estate held for sale.....................................................          156,683             138,916
Deferred charges and other assets.............................................           19,540              12,605
Intangible assets, net........................................................          199,801             186,132
                                                                              -----------------   -----------------
     Total assets.............................................................       $1,004,133            $912,122
                                                                              =================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.......................................       $  104,623            $ 55,012
  Income taxes payable........................................................            2,239               2,239
  Long-term debt due within one year..........................................              737               1,734
                                                                              -----------------   -----------------
     Total current liabilities................................................          107,599              58,985
Long-term debt................................................................          356,475             282,280
Other long-term liabilities...................................................           27,068              28,886
Deferred income taxes.........................................................           64,833              79,347
Minority interest in net assets of consolidated joint venture.................            5,443                  --
Commitments and contingencies (Note 3)
Stockholders' equity
  Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares
    Issued and outstanding....................................................               --                  --
  Common stock--
    Class A common stock, $.01 par value, 20,000,000 shares authorized,
     7,439,834 and 7,639,834 shares issued and outstanding as of
     October 31, 1998 and July 31, 1998, respectively.........................               75                  76
    Common stock, $.01 par value, 80,000,000 shares authorized,
     27,026,781 and 26,817,346 shares issued and outstanding as of
      October 31, 1998 and July 31, 1998, respectively........................              270                 269
  Additional paid-in capital..................................................          402,111             401,563
  Retained earnings...........................................................           40,259              60,716
                                                                              -----------------   -----------------
     Total stockholders' equity...............................................          442,715             462,624
                                                                              -----------------   -----------------

         Total liabilities and stockholders' equity...........................       $1,004,133            $912,122
                                                                              =================   =================

    See accompanying notes to consolidated condensed financial statements.

                              VAIL RESORTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                     THREE                 THREE
                                                                                  MONTHS ENDED          MONTHS ENDED
                                                                                   OCTOBER 31,           OCTOBER 31,
                                                                                      1998                  1997
                                                                              ------------------    ------------------
Net revenues:
 Resort..................................................................               $ 34,985              $ 17,822
 Real estate.............................................................                 13,571                10,690
                                                                              ------------------    ------------------
  Total net revenues.....................................................                 48,556                28,512
Operating expenses:
 Resort..................................................................                 58,505                35,869
 Real estate.............................................................                  7,610                11,954
 Corporate expense.......................................................                  1,495                 1,450
 Depreciation and amortization...........................................                 11,801                 9,522
                                                                              ------------------    ------------------
  Total operating expenses...............................................                 79,411                58,795
                                                                              ------------------    ------------------
Loss from operations.....................................................                (30,855)              (30,283)
Other income (expense):
 Investment income.......................................................                    415                   510
 Interest expense........................................................                 (5,660)               (5,087)
 Gain (Loss) on disposal of fixed assets.................................                     13                   (82)
 Other income (expense)..................................................                      3                  (487)
 Minority interest in consolidated joint venture.........................                  1,114                    --
                                                                              ------------------    ------------------
Loss before income taxes.................................................                (34,970)              (35,429)
Benefit for income taxes.................................................                 14,512                14,677
                                                                              ------------------    ------------------
Net loss.................................................................               $(20,458)             $(20,752)
                                                                              ==================    ==================

Net loss per common share (Note 4):
  Basic..................................................................               $  (0.59)             $  (0.61)
                                                                              ==================    ==================
  Diluted................................................................               $  (0.59)             $  (0.59)
                                                                              ==================    ==================

    See accompanying notes to consolidated condensed financial statements.

                               VAIL RESORTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   THREE                 THREE
                                                                                MONTHS ENDED          MONTHS ENDED
                                                                                 OCTOBER 31,           OCTOBER 31,
                                                                                    1998                  1997
                                                                               ---------------      ----------------
Cash flows from operating activities:
 Net income  ..................................................................       $(20,458)             $(20,752)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization  ..............................................         11,801                 9,522
  Noncash cost of real estate sales  ..........................................          5,048                 9,431
  Noncash compensation related to stock grants  ...............................             90                    90
  Noncash compensation related to stock options  ..............................             --                   119
  Noncash equity income........................................................           (653)                1,068
  Deferred financing costs amortized  .........................................            146                    75
  (Gain)Loss on disposal of fixed assets  .....................................            (13)                   82
  Deferred income taxes, net   ................................................        (14,512)              (14,677)
  Minority interest in consolidated joint venture.............................          (5,443)                   --
Changes in assets and liabilities:
  Accounts receivable, net  ...................................................          2,012                (3,562)
  Inventories  ................................................................        (14,822)               (2,978)
  Accounts payable and accrued expenses  ......................................         43,884                28,542
  Other assets and liabilities  ...............................................            623                (6,876)
                                                                                --------------      ----------------

    Net cash provided by operating activities  ................................          7,703                    84

Cash flows from investing activities:
 Cash paid in hotel acquisitions, net of cash acquired.........................        (33,800)              (45,780)
 Cash paid by consolidated joint venture in acquisition of retail operations...        (10,516)                   --
 Resort capital expenditures  .................................................        (23,428)              (39,119)
 Investments in real estate  ..................................................        (12,031)               (9,107)
                                                                               ---------------      ----------------

    Net cash investing activities  ............................................        (79,775)              (94,006)

Cash flows from financing activities:
 Proceeds from the exercise of stock options...................................            112                 2,576
 Payments under Rights  .......................................................             --                (5,603)
 Proceeds from borrowings under long-term debt  ...............................         74,366               103,000
 Payments on long-term debt  ..................................................         (1,376)               (1,017)
                                                                               ---------------      ----------------
    Net cash provided by financing activities  ................................         73,102                98,956
                                                                               ---------------      ----------------

Net increase in cash and cash equivalents  ....................................          1,030                 5,034

Cash and cash equivalents:
 Beginning of period  .........................................................         19,512                10,217
                                                                               ---------------      ----------------
 End of period  ...............................................................         20,542              $ 15,251
                                                                               ===============      ================

    See accompanying notes to consolidated condensed financial statements.

                              VAIL RESORTS, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments, mountain resorts and real estate development. Vail Associates, Inc., a wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, Inc., conducts the Company's real estate development activities. The Company's mountain resort business, which is primarily composed of ski operations and related amenities, is seasonal in nature with a typical ski season beginning in mid-October to early November and continuing through late April to mid-May.

   In the opinion of the Company, the accompanying consolidated condensed financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

2. ACCOUNTING POLICIES

The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income" as of August 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements as there are no differences between Net Income and Comprehensive Income.

3. COMMITMENTS AND CONTINGENCIES

   Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster home and townhome, and lodging units. As of October 31, 1998, the Company has sold 103 single-family homesites and five parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Revolving Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $15.1 million at October 31, 1998. The Company has allocated $9.6 million of that amount to the Bachelor Gulch Village homesites which were sold as of October 31, 1998 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of October 31, 1998 and July 31, 1997 was $3.4 million and $2.9 million, respectively.

   At October 31, 1998, the Company had various other letters of credit outstanding in the aggregate amount of $17.2 million.

   On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). Three other chairlifts suffered minor damage and have since been repaired and are currently fully operational. All of the facilities damaged are fully covered by the Company's property insurance policy. Although the Company is unable to estimate the total amount which will be recovered through insurance proceeds, the Company does not expect to record a loss related to the property damage. The incident is also covered under the Company's business interruption insurance policy. The Company is unable to estimate at this time the impact the incident will have in terms of business interruption, however the Company does not believe the incident will have a material impact on its results of operations and cash flows due to mitigating measures being undertaken by the Company and the insurance coverage.

4. NET LOSS PER COMMON SHARE

                                                                     THREE                               THREE
                                                                  MONTHS ENDED                        MONTHS ENDED
                                                                   OCTOBER 31,                         OCTOBER 31,
                                                                      1998                                1997
                                                       ------------------------------------------------------------------------

                                                              BASIC           DILUTED              BASIC            DILUTED
                                                       ---------------------------------    -----------------------------------
Net loss per common share:
Net loss...............................................     $   (20,458)     $   (20,458)        $   (20,752)       $   (20,752)

Weighted average shares outstanding....................      34,519,298       34,519,298          34,129,441         34,129,441
Effect of dilutive stock options.......................                          303,430                                829,367
                                                       ---------------------------------    -----------------------------------
Total shares...........................................      34,525,245       34,822,729          34,129,441         34,958,808
                                                       ---------------------------------    -----------------------------------
Net loss per common share..............................     $     (0.59)     $     (0.59)        $     (0.61)       $     (0.59)
                                                       =================================    ===================================

5. ACQUISITIONS AND BUSINESS COMBINATIONS

   On August 1, 1998 the Company entered into a joint venture with one of the largest retailers of ski- and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture to be known as SSI Venture LLC. The Company contributed its retail and rental operations to the joint venture and holds a 51.9% share of the joint venture. Specialty Sports, Inc. contributed an additional 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge. The owners and operators of Specialty Sports, Inc., the Gart family, have been operating in the sporting goods industry in Colorado since 1929 and run the day-to-day operations of SSI Venture LLC. Vail Resorts participates in the strategic and financial management of the joint venture.

   On August 13, 1998 the Company purchased 100% of the outstanding stock of The Village at Breckenridge Acquisition Corp., Inc. and Property Management Acquisition Corp., Inc. (collectively, "VAB") for a total purchase price of $33.8 million. VAB owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for 360 condominium units, eight restaurants, approximately 28,000 square feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, which is generally considered to be the primary base lodge of Breckenridge Mountain Resort, but until now has neither been owned nor managed by the Company. This transaction also included VAB's other Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels for near-term development. Simultaneously, the Company entered into a contract to sell these same assets for $10.0 million to East West Partners of Avon, Colorado, a highly experienced mountain resort real estate developer. The acquisition was funded with proceeds from the Company's revolving credit facility.