Form 10-Q
period 1999-01-31
VAIL RESORTS INC
filed 1999-03-17
CIK 812011

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

                                       OR

    [ ]TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________  to ________________


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


  As of March 15, 1999, 34,527,535 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,087,701 shares were Common Stock.

                               Table of Contents

PART I                                       FINANCIAL INFORMATION

Item 1.      Financial Statements.................................................................    F-1
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations      1
Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................     10

PART II                                      OTHER INFORMATION

Item 1.      Legal Proceedings....................................................................     11
Item 2.      Changes in Securities and Use of Proceeds............................................     11
Item 3.      Defaults Upon Senior Securities......................................................     11
Item 4.      Submission of Matters to a Vote of Security Holders..................................     11
Item 5.      Other Information....................................................................     11
Item 6.      Exhibits and Reports on Form 8-K.....................................................     11

PART I                          FINANCIAL INFORMATION


Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of January 31, 1999 and July 31, 1998................   F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 1999
and 1998......................................................................................   F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 1999
and 1998......................................................................................   F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 1999
and 1998......................................................................................   F-5
Notes to Consolidated Condensed Financial Statements..........................................   F-6

                               VAIL RESORTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                   January 31,              July 31,
                                                                                       1999                   1998
                                                                              -------------------    -------------------
Assets

Current assets:
  Cash and cash equivalents...................................................         $   17,704               $ 19,512
  Receivables.................................................................             57,683                 26,487
  Inventories.................................................................             24,426                  8,893
  Deferred income taxes.......................................................             12,126                 12,126
  Other current assets........................................................              4,658                  4,708
                                                                                       ----------               --------
     Total current assets.....................................................            116,597                 71,726
Property, plant and equipment, net............................................            547,915                501,371
Real estate held for sale.....................................................            154,960                138,916
Deferred charges and other assets.............................................             19,146                 13,977
Intangible assets, net........................................................            197,454                186,132
                                                                                       ----------               --------
     Total assets.............................................................         $1,036,072               $912,122
                                                                                       ==========               ========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses.......................................         $  124,976               $ 55,012
  Income taxes payable........................................................              2,239                  2,239
  Long-term debt due within one year..........................................              2,087                  1,734
                                                                                       ----------               --------
     Total current liabilities................................................            129,302                 58,985
Long-term debt................................................................            332,745                282,280
Other long-term liabilities...................................................             29,368                 28,886
Deferred income taxes.........................................................             76,705                 79,347
Commitments and contingencies (Note 3)
Minority interest in net assets of consolidated joint venture                               8,305                     --
Stockholders' equity
  Common stock--
    Class A common stock, $.01 par value, 20,000,000 shares authorized,
     7,439,834 and 7,639,834 shares issued and outstanding as of
     January 31, 1999 and July 31, 1998, respectively.........................                 74                     76
    Common stock, $.01 par value, 80,000,000 shares authorized,
     27,087,701 and 26,817,346 shares issued and outstanding as of
     January 31, 1999 and July 31, 1998, respectively.........................                271                    269
  Additional paid-in capital..................................................            402,514                401,563
  Retained earnings...........................................................             56,788                 60,716
                                                                                       ----------               --------
     Total stockholders' equity...............................................            459,647                462,624
                                                                                       ----------               --------

     Total liabilities and stockholders' equity...............................         $1,036,072               $912,122
                                                                                       ==========               ========

    See accompanying notes to consolidated condensed financial statements.

                               VAIL RESORTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                                                           Three                     Three
                                                                                       Months Ended              Months Ended
                                                                                        January 31,               January 31,
                                                                                           1999                      1998
                                                                                       ------------              ------------
Net revenues:
 Resort.......................................................................            $ 156,141                 $ 136,322
 Real estate..................................................................                3,816                    51,158
                                                                                          ---------                 ---------
  Total net revenues..........................................................              159,957                   187,480
Operating expenses:
 Resort.......................................................................              104,298                    82,270
 Real estate..................................................................                4,530                    43,693
 Corporate expense............................................................                1,327                     1,319
 Depreciation and amortization................................................               12,946                    10,153
                                                                                          ---------                 ---------
  Total operating expenses....................................................              123,101                   137,435
                                                                                          ---------                 ---------
Income from operations........................................................               36,856                    50,045
Other income (expense):
 Investment income............................................................                  490                       585
 Interest expense.............................................................               (6,178)                   (6,108)
 Gain on disposal of fixed assets.............................................                   13                        --
 Other income (expense).......................................................                  136                      (214)
 Minority interest in consolidated joint venture..............................               (2,915)                       --
                                                                                          ---------                 ---------
Income before income taxes....................................................               28,402                    44,308
Provision for income taxes....................................................              (11,872)                  (18,362)
                                                                                          ---------                 ---------
Net income....................................................................            $  16,530                 $  25,946
                                                                                          =========                 =========

Net income per common share (Note 4):
  Basic.......................................................................            $    0.48                 $    0.76
                                                                                          =========                 =========
  Diluted.....................................................................            $    0.47                 $    0.75
                                                                                          =========                 =========

    See accompanying notes to consolidated condensed financial statements.

                               VAIL RESORTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                                                         Six                        Six
                                                                                    Months Ended               Months Ended
                                                                                      January 31,               January 31,
                                                                                        1999                       1998
                                                                                    -------------              ------------
Net revenues:
 Resort.......................................................................          $ 191,126                 $ 154,144
 Real estate..................................................................             17,387                    61,848
                                                                                        ---------                 ---------
  Total net revenues..........................................................            208,513                   215,992
Operating expenses:
 Resort.......................................................................            162,803                   118,139
 Real estate..................................................................             12,140                    55,647
 Corporate expense............................................................              2,822                     2,769
 Depreciation and amortization................................................             24,747                    19,675
                                                                                        ---------                 ---------
  Total operating expenses....................................................            202,512                   196,230
                                                                                        ---------                 ---------
Income from operations........................................................              6,001                    19,762
Other income (expense):
 Investment income............................................................                905                     1,095
 Interest expense.............................................................            (11,838)                  (11,195)
 Gain (loss) on disposal of fixed assets......................................                 26                       (82)
 Other income (expense).......................................................                139                      (701)
 Minority interest in consolidated joint venture..............................             (1,801)                       --
                                                                                        ---------                 ---------
Income (loss) before income taxes.............................................             (6,568)                    8,879
Benefit (provision) for income taxes..........................................              2,640                    (3,685)
                                                                                        ---------                 ---------
Net income (loss).............................................................          $  (3,928)                $   5,194
                                                                                        =========                 =========

Net income (loss) per common share (Note 4):
  Basic.......................................................................          $   (0.11)                $    0.15
                                                                                        =========                 =========
  Diluted.....................................................................          $   (0.11)                $    0.15
                                                                                        =========                 =========

    See accompanying notes to consolidated condensed financial statements.

                               VAIL RESORTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                             Six                     Six
                                                                                        Months Ended             Months Ended
                                                                                         January 31,              January 31,
                                                                                            1999                     1998
                                                                                       -------------           --------------
Cash flows from operating activities:
 Net income (loss)  ..........................................................         $   (3,928)              $    5,194
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization  .............................................             24,747                   19,675
  Non-cash cost of real estate sales  ........................................              6,903                   46,463
  Non-cash compensation related to stock grants  .............................                225                      179
  Non-cash equity (income) loss...............................................              1,574                     (417)
  Deferred financing costs amortized  ........................................                292                      234
  (Gain)Loss on disposal of fixed assets  ....................................                (26)                      82
  Deferred income taxes, net   ...............................................             (2,640)                   3,685
  Minority interest in consolidated joint venture.............................              1,801                       --
Changes in assets and liabilities:
  Accounts receivable, net  ..................................................            (30,186)                 (11,167)
  Inventories  ...............................................................              3,081                   (3,665)
  Accounts payable and accrued expenses  .....................................             53,901                   44,971
  Other assets and liabilities  ..............................................             (2,493)                  (6,601)
                                                                                       ----------               ----------

    Net cash provided by operating activities  ...............................             53,251                   98,633

Cash flows from investing activities:
 Cash paid in hotel acquisitions, net of cash acquired........................            (33,800)                 (54,250)
 Cash paid by consolidated joint venture in acquisition of retail operations..            (10,516)
 Resort capital expenditures  ................................................            (44,337)                 (66,845)
 Investments in real estate  .................................................            (14,395)                 (14,300)
                                                                                       ----------               ----------

    Net cash used in investing activities  ...................................           (103,048)                (135,395)

Cash flows from financing activities:
 Proceeds from the exercise of stock options..................................                515                    5,248
 Payments under Rights  ......................................................                 --                   (5,603)
 Proceeds from borrowings under long-term debt  ..............................            100,866                  325,000
 Payments on long-term debt  .................................................            (53,392)                (270,042)
                                                                                       ----------               ----------
    Net cash provided by financing activities  ...............................             47,989                   54,603
                                                                                       ----------               ----------

Net increase in cash and cash equivalents  ...................................             (1,808)                  17,841

Cash and cash equivalents:
 Beginning of period  ........................................................             19,512                   10,217
                                                                                       ----------               ----------
 End of period  ..............................................................         $   17,704               $   28,058
                                                                                       ==========               ==========

    See accompanying notes to consolidated condensed financial statements.

                               VAIL RESORTS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

  Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments, mountain resorts and real estate development. The Vail Corporation, a wholly-owned subsidiary of Vail Resorts, and its subsidiaries collectively, ("Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Company's mountain resort business, which is primarily composed of ski operations and related amenities, is seasonal in nature with a typical ski season beginning in mid-October to early November and continuing through late April to mid-May.

  In the opinion of the Company, the accompanying consolidated condensed financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 1998, included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.


2.   Accounting Policies

  The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income" as of August 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements as there are no differences between net income (loss) and comprehensive income (loss) for the periods reported herein.


3.  Commitments and Contingencies

  Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster homes, townhomes, and lodging units. As of January 31, 1999, the Company has sold 103 single-family homesites and five parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Revolving Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $14.8 million at January 31, 1999. The Company has allocated $9.6 million of that amount to the Bachelor Gulch Village homesites which were sold as of January 31, 1999 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of January 31, 1999 and July 31, 1998 was $3.6 million and $2.9 million, respectively.

  At January 31, 1999, the Company had various other letters of credit outstanding in the aggregate amount of $14.2 million.

  On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift
(Chair #5).   Chair #5 and three other chairlifts, which sustained minor damage, have been repaired and are currently fully operational. All of the facilities damaged are fully covered by the Company's property insurance policy. Although the Company is unable to estimate the total amount which will be recovered through insurance proceeds, the Company does not expect to record a loss related to the property damage. The incident is also covered under the Company's business interruption insurance policy. The Company is unable to estimate at this time the impact the incident will have in terms of business interruption, however the Company expects the incident will not have a material impact on its results of operations and cash flows due to mitigating measures being undertaken by the Company and the insurance coverage.

  The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment though fiscal 2008. For the six months ended January 31, 1999, and January 31, 1998, lease expense related to these agreements of $3.1 million and $3.3 million, respectively, was recorded and is included in the accompanying consolidated statements of operations.

  Future minimum lease payments under these leases as of January 31, 1999 are as follows:

Due during fiscal year ending July 31:
1999.......................................................................................        $  2,467,829
2000.......................................................................................           2,992,051
2001.......................................................................................           2,563,510
2002.......................................................................................           1,743,934
2003.......................................................................................           1,689,097
Thereafter.................................................................................           6,174,261
                                                                                                   ------------
       Total...............................................................................        $ 17,630,682
                                                                                                   ============

  The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as would not have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

4.  Net Earnings (Loss) Per Common Share

  Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised resulting in the issuance of common shares that would then share in the earnings of the Company.

                                                                    Three                               Six
                                                                Months Ended                       Months Ended
                                                                 January 31,                        January 31,
                                                                    1999                               1999
                                                              ----------------------------------------------------------
                                                                     (In thousands, except per share amounts)

                                                                Basic         Diluted              Basic         Diluted
                                                              -----------------------           ------------------------
Net earnings (loss) per common share:
Net earnings (loss)....................................       $ 16,530       $ 16,530           $ (3,928)       $ (3,928)

Weighted average shares outstanding....................         34,574         34,574             34,555          34,555
Effect of dilutive stock options.......................             --            289                 --             293
                                                              -----------------------           -----------------------
Total shares...........................................         34,574         34,863             34,555          34,848
                                                              -----------------------           ------------------------
Net earnings (loss) per common share...................       $   0.48       $   0.47           $  (0.11)       $  (0.11)
                                                              =======================           ========================

                                                                        Three                                Six
                                                                    Months Ended                        Months Ended
                                                                     January 31,                         January 31,
                                                                        1998                                1998
                                                              -----------------------------------------------------------
                                                                         (In thousands, except per share amounts)

                                                                Basic         Diluted              Basic          Diluted
                                                              ------------------------           ------------------------
Net earnings per common share:
Net earnings...........................................        $ 25,946       $ 25,946           $  5,194         $ 5,194

Weighted average shares outstanding....................          34,194         34,194             34,010          34,010
Effect of dilutive stock options.......................              --            535                 --             535
                                                               -----------------------           ------------------------
Total shares...........................................          34,194         34,729             34,010          34,545
                                                               -----------------------           ------------------------
Net earnings  per common share.........................        $   0.76       $   0.75           $   0.15         $  0.15
                                                               =======================           ========================


5.  Acquisitions and Business Combinations

  On August 1, 1998, the Company entered into a joint venture with one of the largest retailers of ski- and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture named SSI Venture LLC. The Company contributed its retail and rental operations to the joint venture and holds a 51.9% share of the joint venture. Specialty Sports, Inc. contributed 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge to the joint venture and holds a 48.1% share in the joint venture. The owners and operators of Specialty Sports, Inc., the Gart family, have been operating in the sporting goods industry in Colorado since 1929 and run the day-to-day operations of SSI Venture LLC. Vail Resorts participates in the strategic and financial management of the joint venture. SSI Venture LLC is a fully consolidated entity in the Company's accompanying financial statements with the minority interest in earnings and net assets appropriately reflected on the financial statements.

  On August 13, 1998, the Company purchased 100% of the outstanding stock of The Village at Breckenridge Acquisition Corp., Inc. and Property Management Acquisition Corp., Inc. (collectively, "VAB") for a total purchase price of $33.8 million. VAB owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for approximately 360 condominium units, eight restaurants, approximately 28,000 square feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, which is generally considered to be the primary base lodge of Breckenridge Mountain Resort, but until now has neither been owned nor managed by the Company. This transaction also included VAB's other Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels that the Company simultaneously entered into a contract to sell to East West Partners of Avon, Colorado for $10 million. The acquisition was funded with proceeds from the Company's revolving credit facility.


6.   Long-Term Debt

 Long-term debt as of January 31, 1999 and July 31, 1998 is summarized as follows (in thousands):

                                                                              January 31,                July 31,
                                                    Maturity(d)                  1999                      1998
                                             -------------------------------------------------------------------------

Industrial Development Bonds(a)                        1999-2020                   $ 63,200                   $ 64,560
Credit Facilities (b)                                       2003                    266,500                    218,000
Other(c)                                               1999-2028                      5,132                      1,454
                                                                         ------------------      ---------------------
                                                                                    334,832                    284,014

Less:   Maturities within 12 months                                                   2,087                      1,734
                                                                         ------------------      ---------------------

                                                                                   $332,745                   $282,280
                                                                         ==================      =====================



(a) The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado that mature on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semiannually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds had an original aggregate principal amount of $20.4 million. The Company made a principal installment payment of $1.4 million in September 1998. The remainder of the principal amount matures in installments in 2006 and 2008. These bonds bear interest at rates ranging from 7.2% to 7.9%. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate principal amount of $3 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010.


(b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (4.94% at January 31, 1999) plus a margin ranging from 0.50% to 1.25% or (ii) the higher of the federal funds rate, as published by the Federal Reserve Bank of New York, (4.65% at January 31, 1999) plus 0.50%, or the agent's prime lending rate, (7.75% at January 31, 1999) plus a margin of up to 0.125%. The Company also pays a quarterly unused commitment fee ranging from 0.125% to 0.30%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Revolving Credit Facility). The Facility matures on December 19, 2002.

    On December 30, 1998, SSI Venture LLC established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. The SSV Facility consists of (i) a $10 million Tranche A Revolving Credit Facility and (ii) a $10 million Tranche B Term Loan Facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail
    Associates guarantees the SSV Facility. Minimum amortization under the Tranche B Term Loan Facility is $625,000, $1.38 million, $1.75 million, $2.25 million, $2.63 million, and $1.38 million during the fiscal years 1999, 2000, 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSI Venture LLC also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.



(c) Other obligations bear interest at rates ranging from 0.0% to 6.5% and have maturities ranging from 1999-2028.

(d) Maturity years based on fiscal year end July 31.

    Aggregate maturities for debt outstanding are as follows (in thousands):

    Due during fiscal years ending July 31.                                                                    As of
                                                                                                           January 31,
                                                                                                               1999
                                                                                                       -----------------

    1999...........................................................................................             $    721
    2000...........................................................................................                2,249
    2001...........................................................................................                2,256
    2002...........................................................................................                2,688
    2003...........................................................................................              258,180
    Thereafter.....................................................................................               68,738
                                                                                                       -----------------
         Total Debt................................................................................             $334,832
                                                                                                       =================




7.   Subsequent Events

  On February 19, 1999, the Company entered into a contract to purchase 100% of the outstanding shares of Grand Teton Lodge Company, a Wyoming corporation, from CSX Corporation for a total purchase price of $50 million. The transaction is expected to close in the fourth quarter, and is subject to approval by the National Park Service. The Grand Teton Lodge Company operates four resort properties in northwestern Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. Grand Teton Lodge Company operates the first three properties, all located within Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by Grand Teton Lodge Company and includes approximately 30 acres of developable land.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's July 31, 1998, Annual Report on Form 10-K and the consolidated condensed interim financial statements as of January 31, 1999 and July 31, 1998, and for the three and six month periods ended January 31, 1999 and 1998, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

Three Months Ended January 31, 1999 versus Three Months Ended January 31, 1998



                                                      Three              Three
                                                      Months             Months
                                                      Ended              Ended                               Percentage
                                                   January 31,        January 31,         Increase            Increase
                                                       1999               1998           (Decrease)          (Decrease)
                                                ---------------    ---------------    ----------------     ---------------
                                                                            (dollars in thousands)
                                                                                 (unaudited)

 Resort Revenue.................................       $156,141           $136,322             $19,819                14.5
 Resort Operating Expense.......................        104,298             82,270              22,028                26.8


Resort Revenue. Resort Revenue for the three-months ended January 31, 1999 and 1998 is presented by category as follows:

                                       Three                Three
                                       Months               Months
                                       Ended                Ended                                 Percentage
                                    January 31,          January 31,         Increase              Increase
                                        1999                 1998           (Decrease)            (Decrease)
                                -----------------    -----------------    ----------------     ---------------
                                                        (In thousands, except ETP amounts)
                                                                   (unaudited)

 Lift Ticket....................         $ 59,853             $ 63,618             $(3,765)               (5.9)
 Ski School.....................           15,663               16,522                (859)               (5.2)
 Dining.........................           18,020               17,340                 680                 3.9
 Retail/Rental..................           29,924                8,590              21,334               248.4
 Hospitality....................           17,962               14,163               3,799                26.8
 Other..........................           14,719               16,089              (1,370)               (8.5)
                                -----------------    -----------------    ----------------     ---------------

 Total Resort Revenue...........         $156,141             $136,322             $19,819                14.5
                                =================    =================    ================     ===============

 Total Skier Days...............            2,072                2,122                 (50)               (2.4)
                                =================    =================    ================     ===============

 ETP............................           $28.89               $29.98              $(1.09)               (3.6)
                                =================    =================    ================     ===============


  Lift ticket revenue decreased due to a 2.4% decrease in total skier days as well as a 3.6% decrease in ETP (effective ticket price, ("ETP"), is defined as total lift ticket revenue divided by total skier days). The Company attributes the decrease in skier days to an extremely dry early ski season which had a negative impact on the entire Colorado market, the October 19, 1998 fires on Vail mountain and the Canadian dollar exchange rate which favored the Canadian ski industry. The decrease in ETP is the result of a shift in the proportion of total skier days to local and Front Range (Denver/Colorado Springs) skier days (non-destination skier days). Lift tickets sold to local and Front Range skiers tend to have a lower ETP than tickets sold to destination guests. This shift mainly occurred due to the popularity of the Buddy Pass, a discounted season pass for Keystone and Breckenridge resorts, which accounted for a significant portion of local and Front Range skier days.

  Ski and Snowboard School revenue decreased due to a decrease in skier days and the shift in the proportion of total skier days to local and Front Range skier days as Front Range skiers are less likely to purchase lessons than destination skiers.

  Dining revenue increased primarily as a result of the addition of dining operations from the acquisitions of VAB (August 13, 1998) and the Inn at Keystone (January 15, 1998), coupled with modest growth at existing facilities. VAB added eight restaurants and the Inn at Keystone added one dining facility.

  The increase in Retail/Rental revenue is due to the addition of approximately 30 retail and rental outlets provided by the joint venture (SSI Venture LLC) the Company entered into with Specialty Sports, Inc. as of August 1, 1998.
Specialty Sports, Inc. is one of the largest retailers of ski- and golf-related sporting goods in Colorado.

  Hospitality revenue increased as a result of strong performance from existing operations due in part to a combination of effective yield management and expansion of the managed property inventory. The acquisitions of the Inn at Keystone and the VAB also contributed significantly. In addition to adding lodging capacity, the VAB added additional property management operations. The VAB also runs a vacation services operation/travel agency.

  Other revenue decreased primarily as a result of a decline in brokerage revenue caused by the timing of real estate closings during the three months ended January 31, 1999 compared to the three months ended January 31, 1998.

  Resort Operating Expense. Resort Operating Expense was $104.3 million for the three month period ended January 31, 1999, an increase of $22.0 million, or 26.8%, compared to the three months ended January 31, 1998. The increase in Resort Operating Expense is primarily attributable to the incremental expenses related to the Company's acquisition of the VAB in August 1998, Inn at Keystone in January 1998 and the consolidation of SSI Venture LLC. A portion of the increase can also be attributed to the increased variable expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues. These increases are partially offset by cost saving measures that have been implemented at all levels of the Company's operations.

  Real Estate Revenue. Revenue from real estate operations for the three months ended January 31, 1999 was $3.8 million, a decrease of $47.4 million, compared to the three months ended January 31, 1998. The decrease is attributed to the sell-out of homesites at Bachelor Gulch Village in fiscal 1998. Revenue for the three months ended January 31, 1999 consists primarily of the sale of one luxury residential penthouse condominium at the Lodge at Vail and the Company's investment in Keystone/Intrawest LLC, which is accounted for using the equity method. Profits from Keystone/Intrawest LLC during the three months of fiscal 1999 included the sale of 24 village condominium units, primarily at the River Run development, and one single-family homesite located on an 18-hole golf course development. Real estate revenue for the three months ended January 31, 1998 consisted primarily of the sales of 34 single-family homesites at Bachelor Gulch, one multi-family homesite at Arrowhead and four luxury residential condominiums at the Golden Peak base area of Vail mountain.

  Real Estate Operating Expense. Real estate operating expense for the three months ended January 31, 1999 were $4.5 million, a decrease of $39.2 million, compared to the three months ended January 31, 1998. The decrease in real estate operating expense is due to the sell-out of homesites in Bachelor Gulch Village in fiscal 1998. Real estate cost of sales for the three months ended January 31, 1999 consists primarily of the cost of sales and real estate commissions associated with the sale of one luxury residential penthouse condominium at the Lodge at Vail. Real estate cost of sales for the three months ended January 31, 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of 34 single-family homesites in Bachelor Gulch, one multi-family homesite in Arrowhead, and four luxury residential condominiums at the Golden Peak base area of Vail mountain. Real estate operating expenses include selling, general and administrative expenses associated with the Company's real estate operations.

  Corporate expense. Corporate expense increased by $8,000 for the three months ended January 31, 1999 as compared to the three months ended January 31, 1998. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

  Depreciation and Amortization. Depreciation and amortization expense increased by $2.8 million for the three months ended January 31, 1999 as compared to the three months ended January 31, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the two hotel acquisitions and the SSI Venture LLC discussed above, and an increased fixed asset base due to fiscal 1999 capital improvements.

  Interest expense. During the three months ended January 31, 1999, and January 31, 1998, the Company recorded interest expense of $6.2 million and $6.1 million, respectively, relating primarily to the Company's Credit Facilities and the Industrial Development Bonds in fiscal 1999 and fiscal 1998, as well as the Senior Subordinated Notes for fiscal 1998. The increase in interest expense for the three months ended January 31, 1999 compared to the three months ended January 31, 1998, is attributable to a higher average balance outstanding on the Credit Facilities due to amounts drawn for the VAB acquisition in the first quarter and SSV Facility during the current quarter. The increase in interest expense was partially offset by favorable interest rates.

Six Months Ended January 31, 1999 versus Six Months Ended January 31, 1998



                                                        Six              Six
                                                       Months           Months
                                                        Ended           Ended                                  Percentage
                                                    January 31,       January 31,        Increase               Increase
                                                        1999             1998           (Decrease)             (Decrease)
                                                 ---------------    ---------------    ----------------     ---------------
                                                                             (dollars in thousands)
                                                                                  (unaudited)

 Resort Revenue..................................       $191,126           $154,144             $36,982                24.0
 Resort Operating Expense........................        162,803            118,139              44,664                37.8

Resort Revenue. Resort Revenue for the six-months ended January 31, 1999 and 1998 is presented by category as follows:

                                        Six                  Six
                                       Months               Months
                                       Ended                Ended                                 Percentage
                                    January 31,          January 31,         Increase              Increase
                                        1999                 1998           (Decrease)            (Decrease)
                                -----------------    -----------------    ----------------     ---------------
                                                    (dollars in thousands, except ETP amounts)
                                                                   (unaudited)

 Lift Ticket....................         $ 60,030             $ 63,935             $(3,905)               (6.1)
 Ski School.....................           15,682               16,524                (842)               (5.1)
 Dining.........................           24,828               22,203               2,625                11.8
 Retail/Rental..................           39,320                9,591              29,729               310.0
 Hospitality....................           27,896               19,348               8,548                44.2
 Other..........................           23,370               22,543                 827                 3.7
                                -----------------    -----------------    ----------------     ---------------

 Total Resort Revenue...........          191,126              154,144              36,982                24.0
                                =================    =================    ================     ===============

 Total Skier Days...............            2,082                2,141                 (59)               (2.8)
                                =================    =================    ================     ===============

 ETP............................           $28.83               $29.86              $(1.03)               (3.4)
                                =================    =================    ================     ===============


  Lift ticket revenue decreased due to a 2.8% decrease in total skier days as well as a 3.4% decrease in ETP. The Company attributes the decrease in skier days to an extremely dry early ski season which had a negative impact on the entire Colorado market, the October 19, 1998 fires on Vail mountain and the Canadian dollar exchange rate which favored the Canadian ski industry. The decrease in ETP is the result of a shift in the proportion of total skier days to local and Front Range (Denver/Colorado Springs) skier days (non-destination skier days). Lift tickets sold to local and Front Range skiers tend to have a lower ETP than tickets sold to destination guests. This shift mainly occurred due to the popularity of the Buddy Pass, a discounted season pass for Keystone and Breckenridge resorts, which accounted for a significant portion of local and Front Range skier days.

  Ski and Snowboard School revenue decreased due to a decrease in skier days and the shift in the proportion of total skier days to local and Front Range skier days as Front Range skiers are less likely to purchase lessons than destination skiers.

  Dining revenue increased primarily as a result of the addition of 12 dining operations acquired in four hotel acquisitions, coupled with modest growth at existing facilities. The Lodge at Vail acquisition added two fine dining establishments, eight restaurants were added with the acquisition of the VAB, and the Inn at Keystone and the Great Divide Lodge (formerly the Breckenridge Hilton) each added one dining facility.

  The increase in Retail/Rental revenue is due to the addition of approximately 30 retail and rental outlets provided by the joint venture (SSI Venture LLC) the Company entered into with Specialty Sports, Inc. as of August 1, 1998.
Specialty Sports, Inc. is one of the largest retailers of ski- and golf-related sporting goods in Colorado.

  Hospitality revenue increased as a result of strong performance from existing operations due in part to a combination of effective yield management and expansion of the managed property inventory. The acquisitions of the Lodge at Vail, the Great Divide Lodge, and the Inn at Keystone in fiscal 1998, and the VAB in fiscal 1999 also contributed significantly. In addition to adding lodging capacity, the Lodge at Vail and the Village at Breckenridge each added additional property management operations. The Village at Breckenridge also runs a vacation services operation/travel agency.

  Other revenue increased as a result of the increased popularity of the summer mountain activities including the new Alpine Slide at Breckenridge mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, growth in club operations, expanded licensing and sponsorship contracts, and increases in commercial leasing revenue.

  Resort Operating Expense. Resort Operating Expense was $162.8 for the six month period ended January 31, 1999, an increase of $44.7 million, or 37.8%, compared to the six months ended January 31, 1998. The increase in Resort Operating Expense is primarily attributable to the incremental expenses related to the Company's acquisitions of the Inn at Keystone in January, 1998, the Lodge at Vail and the Great Divide Lodge in October 1997, the acquisition of the VAB in August 1998, and the consolidation of SSI Venture LLC. A portion of the increase can also be attributed to the increased variable expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues. These increases have been partially offset by cost saving measures that have been implemented at all levels of the Company's operations.

  Real Estate Revenue. Revenue from real estate operations for the six months ended January 31, 1999 was $17.4 million, a decrease of $44.4 million, compared to the six months ended January 31, 1998. The decrease is attributed to the sell-out of homesites at Bachelor Gulch Village in fiscal 1998. Revenue for the six months of fiscal 1999 consists primarily of the sale of one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead Village and the Company's investment in Keystone/Intrawest LLC. Profits from Keystone/Intrawest LLC during the six months ended January 31, 1999 included the sale of 130 village condominium units, primarily at the River Run development, and 57 single-family homesites surrounding an 18-hole golf course development. Real estate revenue for the six months ended January 31, 1998 consisted primarily of the sales of 34 single-family homesites at Bachelor Gulch, one multi-family homesite at Arrowhead and four luxury residential condominiums at the Golden Peak base area of Vail mountain.

  Real Estate Operating Expense. Real estate operating expense for the six months ended January 31, 1999 were $12.1 million, a decrease of $43.5 million, compared to the six months ended January 31, 1998. The decrease in real estate operating expense is due to the sell-out of homesites at Bachelor Gulch Village in fiscal 1998. Real estate cost of sales for the six months ended January 31, 1999 consists primarily of the cost of sales and real estate commissions associated with the sale of one luxury residential penthouse condominium at the Lodge at Vail and the sale of three development sites in at Arrowhead Village. Real estate cost of sales for the six months ended January 31, 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of 34 single-family homesites at Bachelor Gulch, one multi-family homesite at Arrowhead, and four luxury residential condominiums at the Golden Peak base area of Vail mountain. Real estate operating expenses include selling, general and administrative expenses associated with the Company's real estate operations.

  Corporate expense. Corporate expense increased by $53,000 or 1.9% for the six months ended January 31, 1999 as compared to the six months ended January 31, 1998. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

  Depreciation and Amortization. Depreciation and amortization expense increased by $5.1 million for the six months ended January 31, 1999 as compared to the six months ended January 31, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the three hotel acquisitions in Fiscal 1998 and one hotel acquisition and the SSI Venture LLC discussed above in Fiscal 1999 and an increased fixed asset base due to fiscal 1999 capital improvements.

  Interest expense. During the six months ended January 31, 1999, and the six months ended January 31, 1998, the Company recorded interest expense of $11.8 million and $11.2 million, respectively, relating primarily to the Company's Credit Facilities and the Industrial Development Bonds in fiscal 1999 and fiscal 1998, as well as the Senior Subordinated Notes for fiscal 1998. The increase in interest expense for the six months ended January 31, 1999 compared to the six months ended January 31, 1998, is attributable to a higher average balance outstanding on the Credit Facility due to amounts drawn for the hotel acquisition and working capital funding to SSI Venture LLC made during the first quarter, and the SSV Facility established in the second quarter. The increase in interest expense was partially offset by favorable interest rates.


Liquidity and Capital Resources

  The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  The Company's cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the six month period ended January 31, 1999, the Company made payments of $33.8 million for the acquisition of one hotel property, $10.5 million for the acquisition of retail operations by SSI Venture LLC, $44.3 million for resort capital expenditures, and $14.4 million for investments in real estate.

  During the six months ended January 31, 1999, the Company acquired one hotel property. On August 13, 1998 the Company purchased 100% of the outstanding stock of The Village at Breckenridge Acquisition Corp., Inc. and Property Management Acquisition Corp., Inc. (collectively, "VAB") for a total purchase price of $33.8 million. VAB owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for 360 condominium units, eight restaurants, approximately 28,000 square feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, which is generally considered to be the primary base lodge of Breckenridge Mountain Resort, but until now has neither been owned nor managed by the Company. This transaction also included VAB's other Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels that the Company simultaneously entered into a contract to sell to East West Partners of Avon, Colorado for $10 million. The acquisition was funded with proceeds from the Company's revolving credit facility.

  On August 1, 1998, the Company entered into a joint venture with one of the largest retailers of ski- and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture named SSI Venture LLC. The Company contributed its retail and rental operations to the joint venture and holds a 51.9% share of the joint venture. Specialty Sports, Inc. contributed 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge to the joint venture and holds a 48.1% share in the joint venture. The owners and operators of Specialty Sports, Inc., the Gart family, have been operating in the sporting goods industry in Colorado since 1929 and run the day-to-day operations of SSI Venture LLC. Vail Resorts participates in the strategic and financial management of the joint venture.

  Resort capital expenditures for the six months ended January 31, 1999 were $44.3 million. Investments in real estate for that period were $14.4 million. The primary projects included in resort capital expenditures were (i) trail and infrastructure improvements and a new high speed quad chairlift at Keystone Mountain, (ii) upgrades to the snowmaking system at Keystone, (iii) terrain and facilities improvements and a new on-mountain restaurant at Breckenridge Mountain, (iv) expansion of the children's ski school at Beaver Creek, (v) expansion of Adventure Ridge at Vail, (vi) development of Adventure Point at Keystone, (vii) expansion of the grooming fleet at all four resorts, (viii) upgrades to office and front line information systems, and (ix) significant renovations of the Great Divide Lodge as well as minor renovations of the
Company's other hotels.   The primary projects included in investments in real
estate were (i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages, (ii) construction of the Arrowhead Alpine Club,
(iii) golf course development, and (iv) investments in developable land at strategic locations at all four mountain resorts.

  The Company estimates that it will make resort capital expenditures totaling between $15 and $25 million during the remainder of fiscal 1999. The primary projects are anticipated to include (i) continued hotel renovations, (ii) fleet replacement at all four resorts, (iii) upgrades to office and front line information systems, (iv) infrastructure for the Category III expansion on Vail Mountain, and (v) trail and infrastructure improvements across all four resorts. Investments in real estate during the remainder of fiscal 1999 are expected to total between $10 and $20 million. The primary projects are anticipated to include (i) infrastructure related to Bachelor Gulch and Arrowhead Villages, (ii) construction of the Arrowhead Alpine Club and Bachelor Gulch Club (iii) golf course development, and (iv) investments in developable land at strategic locations at all four resorts. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1999 with cash flow from operations and borrowings under its revolving credit facility.

  During the six months ended January 31, 1999, the Company generated $51.1 million in cash from its financing activities consisting of net long-term debt borrowings of $50.6 million and $0.5 million received from the exercise of employee stock options.

  During the six months ended January 31, 1999, 51,260 employee stock options were exercised at exercise prices ranging from $10.00 to $10.75. Additionally, 8,751 shares were issued to management under the Company's restricted stock plan.

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

Year 2000 Compliance

  The Year 2000 issue is a result of certain computer programs being written using two digits rather than four to define the applicable year. Computer programs which are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in major computer system or program failures or miscalculations or equipment malfunctions. The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to embedded hardware and software contained in equipment used in operations, such as chairlifts, alarm systems and elevators, as well as to third parties. The Year 2000 issue is being addressed within the Company, under the direction of the information systems department, by its individual business units. The Company has established a Year 2000 task force consisting of representatives from all major business units to coordinate the Company's Year 2000 efforts and progress is reported periodically to a Year 2000 executive committee consisting of certain senior management members.

  The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, operations equipment, and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and distributed applications environments. Operations equipment includes all automation and embedded chips used in business operations. External parties include any third party with whom the Company interacts, or upon whom the Company relies in the performance of day-to-day operations. The Company's program for addressing the Year 2000 issue includes the following phases: inventory, assessment, remediation, testing and contingency planning.

  In the information technology area, inventory and assessment audits in the telecommunications, mainframe, midrange and distributed applications areas are expected to be completed by May 31, 1999 with remediation, verification and testing expected to be completed by October 31, 1999. The Company has traditionally upgraded and replaced its information technology systems on a regular basis. As a result of this process, most of the Company's information technology systems and applications are currently Year 2000 compliant. With respect to operations equipment, the Company has identified areas that it considers "mission critical", in that a Year 2000 failure could impact the health or safety of employees or resort guests or could have a material adverse effect on the Company. The Company's business units have completed over fifty percent of these inventory and assessment audits, and the remainder of these audits are expected to be completed by May 31, 1999. Remediation, verification and testing are expected to be completed by October 31, 1999.

  The Company has initiated communication with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors; therefore third party impact on the Company is expected to be minimal. The Company is seeking letters of Year 2000 compliance from critical suppliers and is identifying alternative suppliers as part of its contingency plans. The Company will seek letters of compliance or other satisfactory evidence of compliance (for example, web site disclosures) from certain non-critical suppliers based on risk assessment of such suppliers. Risk assessment is expected to be completed by July 31, 1999, and monitoring of risk in this area will continue throughout 1999, as many external parties will not have completed their work with respect to the Year 2000 issue.

  The total cost of the Company's Year 2000 efforts are not expected to be material with respect to the Company's operations, liquidity or capital resources. The total estimated multi-year cost of the Year 2000 project is estimated to be between $750,000 and $1,100,000. These costs are not expected to be material to the Company's consolidated results of operations. Of the total project cost, approximately $600,000 is attributable to the purchase of new software or equipment that will be capitalized. The remaining $150,000 to $500,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs that are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. Fiscal 1998 costs were approximately $150,000, and costs for the six months ended January 31, 1999 were approximately $100,000. Costs exclude expenditures for systems that were replaced under the Company's regularly planned schedule.

  Failure to address a Year 2000 issue could result in a business disruption that could materially affect the Company's operations, liquidity or capital resources. The Company believes that the most reasonably likely worst case scenario would consist of isolated instances of minor system or equipment failures, for which the Company will have developed contingency plans. The Company is currently developing its contingency plans, and expects them to be completed by October 31, 1999. However, generally, the Company's contingency plans will include, but are not limited to, development of manual work-arounds to system failures, identification of alternative sources for goods and services and reasonable increases in the amount of on-hand goods and supplies. Typically these plans address the results of single events, while the scope of the Year 2000 issues may cause multiple concurrent events for a longer duration. Development of contingency plans for multiple concurrent events is in progress and is expected to be completed by November 30, 1999.

  There is still uncertainty around the scope of the Year 2000 issue and its implications for the Company. At this time the Company cannot quantify the potential impact of these failures. Due to the general uncertainty inherent in the Year 2000 problem, as well as, in part, the uncertainty of the Year 2000 readiness of suppliers and the current status of the Company's Year 2000 program, the Company is unable to determine at this time whether any Year 2000 failures will have material adverse consequences on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 program and contingency plans are being developed to address issues within the Company's control and to reduce the level of the Company's uncertainty about its Year 2000 issues. The program minimizes, but does not eliminate, the issues relating to external parties.

  The costs of the project, estimated completion dates, worst-case scenario and other forward-looking statements above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved, or that events will occur as projected, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, timely implementation of, and allocation of resources to, the Company's Year 2000 program, success of the Company in identifying computer systems and non-information technology systems that contain two digit date codes, the Company's appropriate risk assessment and prioritization of such systems, the nature and amount of programming and testing required to upgrade, replace or otherwise take corrective action with respect to each of the affected systems and the success of the Company's suppliers and other external parties with which the Company interacts in addressing their Year 2000 issues.


Recent Developments

  On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). The fires have been determined to have been deliberately set and are under investigation by federal, state and local law enforcement officials. Chair #5 and three other chairlifts, which sustained minor damage, have been repaired and are currently fully operational. All of the facilities damaged are fully covered by the Company's property insurance policy. Although the Company is unable to estimate the total amount which will be recovered through insurance proceeds, the Company does not expect to record a loss related to the property damage. The Company has placed temporary structures at the Two Elk Lodge and Ski Patrol Headquarters sites. These facilities will provide food service and other amenities during the reconstruction period of the Two Elk Lodge and Ski Patrol Headquarters. In addition, the Company has constructed a 200-seat pavilion and relocated and covered the patio food delivery system at the Mid-Vail Restaurant, and has provided portable radiant heaters on the patios at Mid-Vail Restaurant and Eagle's Nest to accommodate overflow from Two Elk Lodge.
The fires did not affect Vail Mountain's opening day for the 1998-1999 season and had little, if any, impact on the World Alpine Ski Championships that were hosted

January 30, 1999 through February 14, 1999. The incident is also covered under the Company's business interruption insurance policy. The Company is unable to estimate at this time the impact the incident will have in terms of business interruption, however the Company expects the incident will not have a material impact on its financial results due to mitigating measures being undertaken by the Company and the insurance coverage.

  On February 19, 1999 the Company entered into a contract to purchase 100% of the outstanding shares of Grand Teton Lodge Company, a Wyoming corporation, from CSX Corporation for a total purchase price of $50 million. The transaction is expected to close in the fourth quarter, and is subject to approval by the National Park Service. The Grand Teton Lodge Company operates four resort properties in northwestern Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. Grand Teton Lodge Company operates the first three properties, all located within the Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by Grand Teton Lodge Company and includes approximately 30 acres of developable land.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating-rate debt. Swap Agreements exchange floating-rate for fixed-rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of January 31, 1999, the Company had Swap Agreements in effect with notional amounts totaling $150.0 million, of which $75.0 million will mature in February 2000. The remaining $75.0 million will mature December 2002. Borrowings not subject to Swap Agreements at January 31, 1999 totaled $104.0 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating-rate borrowings outstanding during the three months ended January 31, 1999, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $87,000. The Company believes that these amounts are not significant to the earnings of the Company.

PART II                   OTHER INFORMATION


Item 1. Legal Proceedings.

 None.


Item 2. Changes in Securities and Use of Proceeds.

 None.


Item 3. Defaults Upon Senior Securities.

 None.


Item 4. Submission of Matters to a Vote of Security-Holders.

 The Company held its Annual Meeting of Shareholders on December 18, 1998.

a) All of the Company's directors nominees were elected to serve until the next annual meeting of the shareholders with the voting results for each as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                      BROKER
--------------------------------------------------------------------------------------------------------------------
      DIRECTOR                  FOR                   AGAINST               ABSTENTIONS              NONVOTES
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Adam M. Aron                      25,677,855                  10,372                      --                      --
--------------------------------------------------------------------------------------------------------------------
Frank J. Biondi                   25,677,257                  10,970                      --                      --
--------------------------------------------------------------------------------------------------------------------
Leon D. Black                      7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
Craig M. Cogut                     7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
Andrew P. Daly                     7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
Stephen C. Hilbert                25,671,405                  16,822                      --                      --
--------------------------------------------------------------------------------------------------------------------
Robert A. Katz                     7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
Thomas H. Lee                     25,672,475                  15,752                      --                      --
--------------------------------------------------------------------------------------------------------------------
William L. Mack                    7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
Joe R. Micheletto                 25,676,795                  11,432                      --                      --
--------------------------------------------------------------------------------------------------------------------
Antony P. Ressler                  7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
Marc. J. Rowan                     7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
John J. Ryan III                   7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
John F. Sorte                     25,677,125                  11,102                      --                      --
--------------------------------------------------------------------------------------------------------------------
Bruce H. Spector                   7,439,542                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------
William P. Stiritz                24,817,532                 870,695                      --                      --
--------------------------------------------------------------------------------------------------------------------
James S. Tisch                    25,673,330                  14,897                      --                      --
--------------------------------------------------------------------------------------------------------------------

b) Ratify the appointment of Arthur Anderson LLP as the Company's public accountants.

                                                                                                   BROKER
--------------------------------------------------------------------------------------------------------------------
           FOR                         AGAINST                     ABSTENTIONS                    NONVOTES
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
        33,119,836                      4,097                         3,836                            --
--------------------------------------------------------------------------------------------------------------------

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


                                                                                 Sequentially
Exhibit                                                                           Numbered
Number    Description                                                               Page
-------   -----------                                                               ----

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

10.11(a)  Credit Agreement dated as of January 3, 1997 among the Vail
          Corporation, the Banks named therein and NationsBank of Texas, N.A., as issuing banks and agent. (Incorporated by reference to Exhibit
          10.10(p) of the Registration Statement on Form S-2 of Vail Resorts,
          Inc. (Registration #333-5341) including all amendments thereto.)

10.11(b)  Pledge Agreement dated as of January 3, 1997 among the Vail
          Corporation and NationsBank of Texas, N.A. as agent. (Incorporated by reference to Exhibit 10.10(r) of the Registration Statement on Form
          S-2 of Vail Resorts, Inc. (Registration #333-5341) including all amendments thereto.)

10.11(c)  Credit Agreement dated as of October 10, 1997 among the Vail
          Corporation and NationsBank of Texas, N.A., as lender. (Incorporated by reference to Exhibit 10.11(c) of the report on Form 10-K of Vail
          Resorts, Inc. for the year ended September 30, 1997.)

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


                                                                                 Sequentially
Exhibit                                                                           Numbered
Number    Description                                                               Page
-------   -----------                                                               ----
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

10.11(l)  Guaranty dated as of September 1, 1992, by Vail Associates, Inc.
          delivered to Colorado National Bank, as Trustee. (Incorporated by reference to Exhibit 10.16(k) of the Registration Statement on Form S-
          4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

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

10.13 1993 Stock Option Plan of Gillett Holdings, Inc. (Incorporated by reference to Exhibit 10.20 of the report on Form 10-K of Gillett
          Holdings, Inc. for the period from October 9, 1992 through September
          30, 1993.)

                                                                                 Sequentially
Exhibit                                                                           Numbered
Number    Description                                                            Page
-------   -----------                                                            ----


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

10.17     Employment Agreement dated October 1, 1996 between Vail Associates,
          Inc. and Andrew P. Daly. (Incorporated by reference to Exhibit 10.5 of the report on form S-2/A of Vail Resorts, Inc. (Registration #333-
          5341) including all amendments thereto.)

10.18     Employment Agreement dated July 29, 1996 between Vail Resorts, Inc.
          and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the report on form S-2/A of Vail Resorts, Inc. (Registration #333-5341) including all amendments thereto.)

10.19 Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc., and Apollo Ski Partners dated January 3, 1997. (Incorporated by reference to Exhibit 2.4 of the report on Form 8-K of Vail Resorts, Inc. dated January 8, 1997.)

10.20     1996 Stock Option Plan (Incorporated by reference from the Company's
          Registration Statement on Form S-3, File No. 333-5341).

10.21     Agreement dated October 11, 1996 between Vail Resorts, Inc. and George
          Gillett. (Incorporated by reference to Exhibit 10.27 of the report on form S-2/A of Vail Resorts, Inc. (Registration #333-5341) including all amendments thereto.)

10.22     Amended and Restated Credit Agreement among the Vail Corporation
          (d/b/a "Vail Associates, Inc.") and Nations Bank of Texas, N.A.
          (Incorporated by reference to Exhibit 10.0 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 1998.)

10.23     Sports and Housing Facilities Financing Agreement among the Vail
          Corporation (d/b/a "Vail Associates, Inc.") and Eagle County,
          Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit
          10.0 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.24     Credit agreement dated December 30, 1998 among SSI Venture LLC and
          Nations Bank of Texas , N.A.

27        Financial Data Schedules


(b) Reports on Form 8-K

 None

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 1999.


                                      VAIL RESORTS, INC.


                                     By    /s/
                                        ----------------------------------
                                               James P. Donohue
                                           Senior Vice President and Chief
                                               Financial Officer