Form 10-Q
period 1999-04-30
VAIL RESORTS INC
filed 1999-06-15
CIK 812011

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


    FORM 10-Q  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant To Section 13 Or 15(d) The Securities Exchange Act Of 1934
For the quarterly period ended April 30, 1999
[_] Transition Report Pursuant To Section 13 Or 15(d) The Securities Exchange Act Of 1934
For the transition period from _____________________ to ________________________

Commission File Number:     1-9614
                       ---------------------------------------------------------

                              Vail Resorts, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                51-0291762
-------------------------------------       ------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

Post Office Box 7 Vail, Colorado                          81658
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (970) 476-5601
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X]   Yes    [_]   No

          As of June 11, 1999, 7,439,834 shares of Class A Common Stock and 27,089,201 shares of Common Stock were issued and outstanding.

                                                  Table of Contents

PART I                                           FINANCIAL INFORMATION
Item 1.       Financial Statements.......................................................................      F-1
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......        1
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.................................       10

PART II                                            OTHER INFORMATION

Item 1.       Legal Proceedings..........................................................................       11
Item 2.       Changes in Securities and Use of Proceeds..................................................       11
Item 3.       Defaults Upon Senior Securities............................................................       11
Item 4.       Submission of Matters to a Vote of Security Holders........................................       11
Item 5.       Other Information..........................................................................       11
Item 6.       Exhibits and Reports on Form 8-K...........................................................       11

PART I                                FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of April 30, 1999 and July 31, 1998...  F-2
         Consolidated Condensed Statements of Operations for the Three Months Ended       F-3
         April 30, 1999 and 1998........................................................
         Consolidated Condensed Statements of Operations for the Nine Months Ended        F-4
         April 30, 1999 and 1998........................................................
         Consolidated Condensed Statements of Cash Flows for the Nine Months Ended        F-5
         April 30, 1999 and 1998........................................................
         Notes to Consolidated Condensed Financial Statements...........................  F-6

                               VAIL RESORTS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                                      April 30,           July 31,
                                                                                         1999               1998
                                                                                   ---------------    ----------------
Assets

Current assets:
   Cash and cash equivalents...................................................... $        10,063    $         19,512
   Receivables....................................................................          47,917              26,487
   Inventories....................................................................          19,581               8,893
   Deferred income taxes..........................................................          12,126              12,126
   Other current assets...........................................................           4,717               4,708
                                                                                   ---------------    ----------------
       Total current assets.......................................................          94,404              71,726
Property, plant and equipment, net................................................         553,104             501,371
Real estate held for sale.........................................................         152,141             138,916
Deferred charges and other assets.................................................          19,028              13,977
Intangible assets, net............................................................         196,133             186,132
                                                                                   ---------------    ----------------
       Total assets............................................................... $     1,014,810    $        912,122
                                                                                   ===============    ================


Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses.......................................... $        89,419    $         55,012
   Income taxes payable...........................................................           2,239               2,239
   Long-term debt due within one year (Note 6)....................................             530               1,734
                                                                                   ---------------    ----------------
       Total current liabilities..................................................          92,188              58,985
Long-term debt (Note 6)...........................................................         293,332             282,280
Other long-term liabilities.......................................................          28,398              28,886
Deferred income taxes.............................................................         101,338              79,347
Commitments and contingencies (Note 3)............................................              --                  --
Minority interest in net assets of consolidated joint venture.....................           9,582                  --
Stockholders' equity:
   Common stock--
     Class A common stock, $.01 par value, 20,000,000 shares authorized,                        74                  76
      7,439,834 and 7,639,834 shares issued and outstanding at April 30, 1999 and
      July 31, 1998, respectively.................................................
     Common stock, $.01 par value, 80,000,000 shares authorized, 27,087,701 and                271                 269
      26,817,346 shares issued and outstanding at April 30, 1999 and July 31,
      1998, respectively..........................................................
   Additional paid-in capital.....................................................         402,592             401,563
   Retained earnings..............................................................          87,035              60,716
       Total stockholders' equity.................................................         489,972             462,624
                                                                                   ---------------    ----------------

       Total liabilities and stockholders' equity................................. $     1,014,810    $        912,122
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

                               VAIL RESORTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                                      Three Months          Three Months
                                                                                          Ended                 Ended
                                                                                     April 30, 1999         April 30, 1998
                                                                                   -----------------     -------------------
Net revenues:
   Resort......................................................................... $         188,220     $           170,051
   Real estate....................................................................            14,022                   3,912
                                                                                   -----------------     -------------------
       Total net revenues.........................................................           202,242                 173,963
Operating expenses:
   Resort.........................................................................           111,097                  82,413
   Real estate....................................................................            14,108                   3,292
   Corporate expense..............................................................             1,733                   1,544
   Depreciation and amortization..................................................            13,434                  11,488
                                                                                   -----------------     -------------------
       Total operating expenses...................................................           140,372                  98,737
                                                                                   -----------------     -------------------
Income from operations............................................................            61,870                  75,226
Other income (expense):
   Investment income..............................................................               738                     570
   Interest expense...............................................................            (5,755)                 (4,869)
   Gain on disposal of fixed assets...............................................                18                     378
   Other expense..................................................................                (9)                   (101)
   Minority interest in consolidated joint venture................................            (1,914)                     --
                                                                                   -----------------     -------------------
Income before income taxes........................................................            54,948                  71,204
Provision for income taxes........................................................           (24,701)                (29,541)
                                                                                   -----------------     -------------------
Net income........................................................................ $          30,247     $            41,663
                                                                                   =================     ===================

Net income per common share (Note 4):
       Basic...................................................................... $            0.87     $              1.21
                                                                                   =================     ===================
       Diluted.................................................................... $            0.87     $              1.20
                                                                                   =================     ===================


    See accompanying notes to consolidated condensed financial statements.

                               VAIL RESORTS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                                                      Nine Months           Nine Months
                                                                                        Ended                  Ended
                                                                                    April 30, 1999         April 30, 1998
                                                                                   ----------------     -------------------
Net revenues:
   Resort.........................................................................         $379,346                $324,195
   Real estate....................................................................           31,409                  65,760
                                                                                   ----------------     -------------------
       Total net revenues.........................................................          410,755                 389,955
Operating expenses:
   Resort.........................................................................          273,900                 200,552
   Real estate....................................................................           26,248                  58,939
   Corporate expense..............................................................            4,555                   4,313
   Depreciation and amortization..................................................           38,181                  31,163
                                                                                   ----------------     -------------------
       Total operating expenses...................................................          342,884                 294,967
                                                                                   ----------------     -------------------
Income from operations............................................................           67,871                  94,988
Other income (expense):
   Investment income..............................................................            1,643                   1,665
   Interest expense...............................................................          (17,593)                (16,064)
   Gain on disposal of fixed assets...............................................               44                     296
   Other income (expense).........................................................              130                    (802)
   Minority interest in consolidated joint venture................................           (3,715)                     --
                                                                                   ----------------     -------------------
Income before income taxes........................................................           48,380                  80,083
Provision for income taxes........................................................          (22,061)                (33,226)
                                                                                   ----------------     -------------------
Net income........................................................................ $         26,319     $            46,857
                                                                                   ================     ===================

Net income per common share (Note 4):
       Basic...................................................................... $           0.76     $              1.37
       Diluted.................................................................... $           0.76     $              1.35
                                                                                   ================     ===================


    See accompanying notes to consolidated condensed financial statements.

                                VAIL RESORTS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)

                                                                                      Nine Months           Nine Months
                                                                                         Ended                 Ended
                                                                                     April 30, 1999        April 30, 1998
                                                                                   -----------------     -----------------
Cash flows from operating activities:
   Net income..................................................................... $          26,319     $          46,857
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..............................................            38,181                31,163
       Non-cash cost of real estate sales.........................................             8,326                47,397
       Non-cash compensation related to stock grants..............................               268                   268
       Non-cash equity (income) loss..............................................             1,424                (2,769)
       Deferred financing costs amortized.........................................               448                   440
       Gain on disposal of fixed assets...........................................               (44)                 (296)
       Deferred income taxes, net.................................................            22,061                33,226
       Minority interest in consolidated joint venture............................             3,715                    --
Changes in assets and liabilities:
   Accounts receivable, net.......................................................           (20,420)              (10,166)
   Inventories....................................................................            (6,074)                 (989)
   Accounts payable and accrued expenses..........................................            29,652                   588
   Other assets and liabilities...................................................            (2,550)               (9,496)
                                                                                   -----------------     -----------------
       Net cash provided by operating activities..................................           101,306               136,223

Cash flows from investing activities:
   Cash paid in hotel acquisitions, net of cash acquired..........................           (33,800)              (54,250)
   Cash paid by consolidated joint venture in acquisition of retail operations....           (10,516)                   --
   Resort capital expenditures....................................................           (53,691)              (79,853)
   Investments in real estate.....................................................           (22,850)              (17,403)
                                                                                   -----------------     -----------------
       Net cash used in investing activities......................................          (120,857)             (151,506)

Cash flows from financing activities:
   Refund of development bond reserve fund........................................                --                 3,297
   Proceeds from the exercise of stock options....................................               628                 6,919
   Payments under Rights..........................................................                --                (5,707)
   Proceeds from borrowings under long-term debt..................................           132,866               331,297
   Payments on long-term debt.....................................................          (123,392)             (319,058)
                                                                                   -----------------     -----------------
       Net cash provided by financing activities..................................            10,102                16,748
                                                                                   -----------------     -----------------
Net (decrease) increase in cash and cash equivalents..............................            (9,449)                1,465

Cash and cash equivalents:
   Beginning of period............................................................            19,512                10,217
                                                                                   -----------------     -----------------
   End of period.................................................................. $          10,063     $          11,682
                                                                                   =================     =================

    See accompanying notes to consolidated condensed financial statements.

                               VAIL RESORTS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     Vail Resorts, Inc., a Delaware corporation ("Vail Resorts"), is a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments: resorts and real estate development. The Vail Corporation, a wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Company's resort business, which is currently composed primarily of ski operations and related amenities, is seasonal in nature with a typical ski season beginning in mid-October to early November and continuing through late April to mid-May.

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


2.   Accounting Policies

     The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income" as of August 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this statement had no impact on the Company's financial statements, as there are no differences between net income and comprehensive income for the periods reported herein.

3.   Commitments and Contingencies

     Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster homes, townhomes, and lodging units. As of April 30, 1999, the Company has sold 104 single-family homesites and six parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Credit Facility as defined herein. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $14.3 million at April 30, 1999. The Company has allocated $10.3 million of that amount to the Bachelor Gulch Village homesites which were sold as of April 30, 1999 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of April 30, 1999 and July 31, 1998 was $3.6 million and $2.9 million, respectively.

                                   VAIL RESORTS, INC.

                                      (Unaudited)


3.   Commitments and Contingencies (continued)

     At April 30, 1999, the Company had various other letters of credit outstanding in the aggregate amount of $17.7 million.

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

     The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment though fiscal 2008. For the nine months ended April 30, 1999, and April 30, 1998, lease expense related to these agreements of $4.8 million and $5.4 million, respectively, was recorded and is included in the accompanying consolidated statements of operations.

     Future minimum lease payments under these leases as of April 30, 1999 are as follows:

     Due during fiscal year ending July 31:
     1999..................................................... $       1,332,451
     2000.....................................................         2,992,051
     2001.....................................................         2,563,510
     2002.....................................................         1,743,934
     2003.....................................................         1,689,097
     Thereafter...............................................         6,174,261
                                                               -----------------
        Total................................................. $      16,495,304
                                                               =================

     The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as would not have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

                               VAIL RESORTS, INC.

                                  (Unaudited)


4.   Net Earnings Per Common Share

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

                                                                       Three                             Nine
                                                                   Months Ended                      Months Ended
                                                                     April 30,                        April 30,
                                                                       1999                              1999
                                                        ------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
                                                              Basic          Diluted             Basic          Diluted
                                                        -------------------------------    -------------------------------
Net earnings per common share:
Net earnings........................................... $        30,247  $       30,247    $        26,319   $      26,319

Weighted average shares outstanding....................          34,571          34,571             34,557          34,557
Effect of dilutive stock options.......................              --             196                 --             252
                                                        -------------------------------    -------------------------------
Total shares...........................................          34,571          34,767             34,557          34,809
                                                        -------------------------------    -------------------------------
Net earnings per common share.......................... $          0.87  $         0.87    $          0.76   $        0.76
                                                        ===============================    ===============================
                                                                       Three                             Nine
                                                                   Months Ended                      Months Ended
                                                                     April 30,                        April 30,
                                                                       1998                              1998
                                                        ------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
                                                              Basic          Diluted             Basic          Diluted
                                                        -------------------------------    -------------------------------
Net earnings per common share:
Net earnings........................................... $        41,663   $      41,663    $        46,857  $       46,857

Weighted average shares outstanding....................          34,303          34,303             34,183          34,183
Effect of dilutive stock options.......................              --             480                 --             458
                                                        -------------------------------    -------------------------------
Total shares...........................................          34,303          34,783             34,183          34,641
                                                        -------------------------------    -------------------------------
Net earnings  per common share......................... $          1.21   $        1.20    $          1.37  $         1.35
                                                        ===============================    ===============================


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

                               VAIL RESORTS, INC.

                                  (Unaudited)


5.  Acquisitions and Business Combinations (continued)

    On August 13, 1998, the Company purchased 100% of the outstanding stock of The Village at Breckenridge Acquisition Corp., Inc. and Property Management Acquisition Corp., Inc. (collectively, "VAB") for a total purchase price of $33.8 million. VAB owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for approximately 360 condominium units, eight restaurants, approximately 28,000 square feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, which is generally considered to be the primary base lodge of Breckenridge Mountain Resort, but until now had neither been owned nor managed by the Company. This transaction also included VAB's other Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels which the Company sold on April 10, 1999, to East West Partners of Avon, Colorado for $10 million. The acquisition was funded with proceeds from the Company's revolving credit facility.

6.   Long-Term Debt

     Long-term debt as of April 30, 1999 and July 31, 1998 is summarized as follows (in thousands):

                                                                        April 30,           July 31,
                                                 Maturity(d)              1999                1998
                                             ----------------------------------------------------------
Industrial Development Bonds(a).............       1999-2020        $        63,200     $        64,560
Credit Facilities (b).......................            2003                225,688             218,000
Other(c)....................................       1999-2028                  4,974               1,454
                                                                    ---------------     ---------------
                                                                            293,862             284,014
Less: Maturities due within 12 months.......                                    530               1,734
                                                                    ---------------     ---------------
                                                                    $       293,332     $       282,280
                                                                    ===============     ===============



     (a) The Company has $41.2 million of outstanding Industrial Development Bonds (the "Industrial Development Bonds") issued by Eagle County, Colorado that mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010.

                               VAIL RESORTS, INC.

                                  (Unaudited)


6.   Long-Term Debt (continued)

     (b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (4.90% at April 30, 1999) plus a margin ranging from 0.50% to 1.25% or
         (ii) the agent's prime lending rate, (7.75% at April 30, 1999) plus a margin of up to 0.125%. The Company also pays a quarterly unused commitment fee ranging from 0.125% to 0.30%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

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

     Aggregate maturities for debt outstanding are as follows (in thousands):

Due during fiscal years ending July 31.                                                                      As of
                                                                                                           April 30,
                                                                                                              1999
                                                                                                        --------------
1999..................................................................................................  $          340
2000..................................................................................................             548
2001..................................................................................................             430
2002..................................................................................................             439
2003..................................................................................................         227,243
Thereafter............................................................................................          64,862
                                                                                                        --------------
   Total Debt.........................................................................................  $      293,862
                                                                                                        ==============

                               VAIL RESORTS, INC.

                                  (Unaudited)


7.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries

     The Company's payment obligations under the 8 3/4% Senior Subordinated Notes due 2009 (see Note 8), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSI Venture, LLC and Vail Associates Investments, Inc. (together, the Non-Guarantor Subsidiaries"). SSI Venture, LLC is a 51.9%-owned joint venture which owns and operates certain retail and rental operations. Vail Associates Investments, Inc. is a 100%-owned corporation which owns certain real estate held for sale.

     Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of April 30, 1999 and for the nine months then ended. As SSI Venture LLC began operations on August 1, 1998, no financial information for SSI Venture, LLC existed prior to that date. In addition, in the Company's opinion, the financial information of Vail Associates Investments, Inc. as of and prior to July 31, 1998 is immaterial to the financial position of the Company and would not provide additional meaningful Information to investors. Therefore, the Company has not presented herein comparative consolidated condensed financial information for the nine months ended April 30, 1998.

     Investments in Subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting. Net income of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) Subsidiaries. Net income of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries. The elimination entries eliminate investments in Non-Guarantor Subsidiaries and intercompany balances and transactions.

                               VAIL RESORTS, INC.

                                   (Unaudited)


               Supplemental Condensed Consolidating Balance Sheet
                                 April 30, 1999
                                 (in thousands)

                                                                                          Non-
                                                          Parent       Guarantor        Guarantor
                                                         Company      Subsidiaries    Subsidiaries   Eliminations       Consolidated
                                                     -------------   -------------   -------------   --------------    -------------
Current assets:
    Cash and cash equivalents.....................   $          --   $       9,246   $         817    $          --    $      10,063
    Receivables...................................             321          47,395             201               --           47,917
    Inventories, net..............................              --           5,871          13,710               --           19,581
    Deferred income taxes.........................           1,634          10,492              --               --           12,126
    Other current assets..........................              --           4,454             657               --            5,111
                                                     -------------   -------------   -------------    -------------    -------------
      Total current assets........................           1,955          77,458          15,385               --           94,798
Property, plant and equipment, net................              --         541,758          11,346               --          553,104
Real estate held for sale.........................              --         147,815           4,326               --          152,141
Deferred charges and other assets.................             373          18,111             544               --           19,028
Intangible assets, net............................              --         183,898          12,235               --          196,133
Investments in subsidiaries and advances to
    (from) subsidiaries...........................         492,091         195,112          (5,780)        (681,423)              --
                                                     =============   =============   =============    =============    =============
      Total assets................................   $     494,419   $   1,164,152   $      38,056    $    (681,423)   $   1,015,204
                                                     =============   =============   =============    =============    =============

Current liabilities:
    Accounts payable and accrued expenses.........   $       1,080   $      80,409   $       7,930    $          --    $      89,419
    Income taxes payable..........................           2,239              --              --               --            2,239
    Long-term debt due within one year............              --             464              66               --              530
                                                     -------------   -------------   -------------    -------------    -------------
      Total current liabilities...................           3,319          80,873           7,996               --           92,188
Long-term debt....................................              --         283,644           9,688               --          293,332
Other long-term liabilities.......................           1,128          27,270              --               --           28,398
Deferred income taxes.............................              --         101,732              --               --          101,732
Minority interest in net assets of consolidated
    joint venture.................................              --              --           9,582               --            9,582
Total stockholders' equity........................         489,972         670,633          10,790         (681,423)         489,972
                                                     =============   =============   =============    =============    =============
      Total liabilities and stockholders' equity..   $     494,419   $   1,164,152   $      38,056    $    (681,423)   $   1,015,204
                                                     =============   =============   =============    =============    =============


                               VAIL RESORTS, INC.

                                   (Unaudited)


          Supplemental Condensed Consolidating Statement of Operations
                    For the Nine Months Ended April 30, 1999
                                 (in thousands)

                                                                                      Non-
                                                 Parent          Guarantor         Guarantor
                                                Company         Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                             --------------    --------------    --------------    --------------    --------------
Total revenues ............................  $           --    $      348,017    $       64,326    $       (1,588)   $      410,755
Total operating expenses ..................             916           287,545            56,011            (1,588)          342,884
                                             --------------    --------------    --------------    --------------    --------------
    Income (loss) from operations .........            (916)           60,472             8,315                --            67,871
Other income (expense) ....................             187           (15,371)             (592)               --           (15,776)
Minority interest in net income of
    consolidated joint venture ............              --                --            (3,715)               --            (3,715)
                                             --------------    --------------    --------------    --------------    --------------
    Income (loss) before income taxes .....            (729)           45,101             4,008                --            48,380
    Benefit (provision) for income taxes ..             332           (22,393)               --                --           (22,061)
                                             --------------    --------------    --------------    --------------    --------------
Net income (loss) before equity in
    income of consolidated subsidiaries ...            (397)           22,708             4,008                --            26,319
Equity in income of consolidated
    subsidiaries ..........................          26,716             4,008                --           (30,724)               --
                                             --------------    --------------    --------------    --------------    --------------
Net income (loss) .........................  $       26,319    $       26,716    $        4,008    $      (30,724)   $       26,319
                                             ==============    ==============    ==============    ==============    ==============

                              VAIL RESORTS, INC.

                                  (Unaudited)


         Supplemental Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended April 30, 1999
                                (in thousands)


                                                                                      Non-
                                                 Parent          Guarantor         Guarantor
                                                Company         Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                             --------------    --------------    --------------    --------------   --------------
Cash flows provided by (used in)
 operating activities......................  $         (397)   $       92,142    $        9,561    $           --   $      101,306

Cash flows from investing activities:
    Cash paid in hotel acquisitions, net
      of cash acquired ....................              --           (33,800)               --                --          (33,800)
    Cash paid by consolidated joint
      venture in acquisition of retail
      operations ..........................              --                --           (10,516)               --          (10,516)
    Resort capital expenditures ...........              --           (49,370)           (4,321)               --          (53,691)
    Investments in real estate ............              --           (22,850)               --                --          (22,850)
                                             --------------    --------------    --------------    --------------   --------------
      Net cash used in
         investing activities .............              --          (106,020)          (14,837)               --         (120,857)

Cash flows from financing activities:
    Proceeds from the exercise of stock
      options .............................             628                --                --                --              628
    Proceeds from borrowings under
      long-term debt ......................              --           128,020             4,846                --          132,866
    Payments on long-term debt ............              --          (123,392)               --                --         (123,392)
    Advances to (from) affiliates .........            (231)           (1,016)            1,247                --               --
                                             --------------    --------------    --------------    --------------   --------------
       Net cash provided by financing
         activities .......................             397             3,612             6,093                --           10,102

                                             --------------    --------------    --------------    --------------   --------------
Net increase (decrease) in cash and cash
  equivalents .............................              --           (10,266)              817                --           (9,449)

Cash and cash equivalents:
    Beginning of period ...................              --            19,512                --                --           19,512
                                             --------------    --------------    --------------    --------------   --------------
    End of period ........................   $           --    $        9,246    $          817    $           --   $       10,063
                                             ==============    ==============    ==============    ==============   ==============

                              VAIL RESORTS, INC.

                                  (Unaudited)


8.  Subsequent Events

  On June 14, 1999, the Company purchased 100% of the outstanding shares of Grand Teton Lodge Company, a Wyoming corporation, from CSX Corporation for a total purchase price of $50 million. The Grand Teton Lodge Company operates four resort properties in northwestern Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. Grand Teton Lodge Company operates the first three properties, all located within Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by Grand Teton Lodge Company and includes approximately 30 acres of developable land.

  The Company completed a $200 million private debt offering of Senior Subordinated Notes (the "Notes") on May 11, 1999. The Notes have a fixed annual interest rate of 8.75% which will be paid every six months on May 15 and November 15, beginning November 15, 1999. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The proceeds of the offering were used to reduce the Company's outstanding debt under the Credit Facility. The private debt offering is not registered with the Securities and Exchange Commission. Pursuant to the terms of the offering, the Company will register with the Securities and Exchange Commission exchange notes with substantially the same terms as the Notes to enable holders of the Notes to make a market in the Notes.

  In conjunction with the private debt offering the Company amended its Credit Facility effective May 1, 1999. The amended Credit Facility provides the Company additional financial flexibility. Borrowings under the amended Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (4.90% at April 30, 1999) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (7.75% at April 30, 1999) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's
July 31, 1998, Annual Report on Form 10-K and the consolidated condensed interim financial statements as of April 30, 1999 and July 31, 1998, and for the three and nine month periods ended April 30, 1999 and 1998, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

Three Months Ended April 30, 1999 versus Three Months Ended April 30, 1998

                                             Three Months      Three Months
                                                Ended             Ended
                                              April 30,         April 30,                          Percentage
                                                1999              1998            Increase          Increase
                                           ---------------   ---------------   ---------------   ---------------
                                                                   (dollars in thousands)
                                                                         (unaudited)
Resort Revenue.............................       $188,220          $170,051           $18,169              10.7
Resort Operating Expense...................        111,097            82,413            28,684              34.8


  Resort Revenue. Resort Revenue for the three months ended April 30, 1999 and 1998 is presented by category as follows:

                          Three Months       Three Months                         Percentage
                             Ended              Ended           Increase           Increase
                         April 30,1999      April 30,1998      (Decrease)         (Decrease)
                       ----------------   ----------------   ---------------    ---------------
                                       (dollars in thousands, except ETP amounts)
                                                      (unaudited)
Lift Ticket............        $ 75,637           $ 82,523           $(6,886)              (8.3)
Ski School.............          22,151             22,115                36                0.2
Dining.................          27,497             23,769             3,728               15.7
Retail/Rental..........          26,878             10,136            16,742              165.2
Hospitality............          22,990             19,709             3,281               16.6
Other..................          13,067             11,799             1,268               10.7
                       ----------------   ----------------   ---------------    ---------------
Total Resort Revenue...        $188,220           $170,051           $18,169               10.7
                       ================   ================   ===============    ===============
Total Skier Days.......           2,497              2,565               (68)              (2.7)
                       ================   ================   ===============    ===============
ETP....................          $30.29             $32.17            $(1.88)              (5.8)
                       ================   ================   ===============    ===============

  Lift ticket revenue decreased due to a 2.7% decrease in total skier days as well as a 5.8% decrease in ETP (effective ticket price, ("ETP"), is defined as total lift ticket revenue divided by total skier days). The Company attributes the decrease in skier days to above-average temperatures and below-average snowfall throughout the majority of the ski season, which had a negative impact on the entire Colorado market. In addition, the negative perception resulting from the October 19, 1998 fires on Vail Mountain and the Canadian dollar exchange rate, which favored the Canadian ski industry, also impacted skier days. The decrease in ETP is the result of a shift in the proportion of total skier days to local and Front Range (Denver/Colorado Springs) skier days (non-destination skier days). Lift tickets sold to local and Front Range skiers tend to have a lower ETP than tickets sold to destination guests. This shift mainly occurred due to the popularity of the Buddy Pass, a discounted season pass for Keystone and Breckenridge resorts, which accounted for a significant portion of local and Front Range skier days.

  Ski and Snowboard School revenue remained level despite a decrease in total skier days through price increases, increased participation and expansion of the children's ski school at Beaver Creek during the three months ended April 30, 1999 compared to the three months ended April 30, 1998.

  Dining revenue increased primarily as a result of the addition of eight dining operations with the acquisition of VAB on August 13, 1998, coupled with modest growth at existing facilities. The Company also added TenMile Station, the first new on-mountain restaurant at Breckenridge in over 10 years.

  The increase in Retail/Rental revenue is due to the addition of approximately 30 retail and rental outlets provided by the joint venture (SSI Venture LLC) the Company entered into with Specialty Sports, Inc. as of August 1, 1998.
Specialty Sports, Inc. is one of the largest retailers of ski- and golf-related sporting goods in Colorado.

  Hospitality revenue increased as a result of strong performance from existing operations due in part to a combination of effective yield management and expansion of the managed property inventory. The acquisition of VAB also contributed significantly. In addition to adding lodging capacity, VAB added additional property management operations. VAB also runs a vacation services operation/travel agency.

  Other revenue increased primarily due to increases in brokerage and commercial leasing revenue, expanded licensing and sponsorship contracts and expanded contract services for Beaver Creek, Bachelor Gulch and Arrowhead Villages during the three months ended April 30, 1999 compared to the three months ended
April 30, 1998.

  Resort Operating Expense. Resort Operating Expense for the three months ended April 30, 1999 was $111.1 million, an increase of $28.7 million, or 34.8%, compared to the three months ended April 30, 1998. The increase in Resort Operating Expense is primarily attributable to the incremental operating expenses contributed by VAB and SSI Venture LLC. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases are partially offset by cost saving measures that have been implemented at all levels of the Company's operations throughout the fiscal year.

  Real Estate Revenue. Revenue from real estate operations for the three months ended April 30, 1999 was $14.0 million, an increase of $10.1 million, or 258.4%, compared to the three months ended April 30, 1998. The increase is primarily attributable to the sale of the Bell Tower Mall and certain other real estate parcels that the Company sold to East West Partners of Avon for $10 million. Other real estate revenue for the three months ended April 30, 1999 consisted of the sales of one single family home site and one multi-family site at Bachelor Gulch. Real estate revenue for the three months ended April 30, 1998 consisted primarily of the sales of one single-family homesite at Bachelor Gulch, a parcel of land near Aspen which was sold to the United States Forest Service, and the Company's investment in Keystone/Intrawest LLC, which is accounted for using the equity method.

  Real Estate Operating Expense. Real estate operating expense for the three months ended April 30, 1999 was $14.1 million, an increase of $10.8 million, or 328.6%, compared to the three months ended April 30, 1998. The increase in real estate operating expense is primarily due to the cost of sales associated with the sale of the Bell Tower Mall and certain other real estate parcels as discussed above. Other real estate cost of sales for the three months ended April 30, 1999 consisted primarily of the cost of sales and real estate commissions associated with the sales of one single family homesite and one multi-family homesite at Bachelor Gulch. Real estate cost of sales for the three months ended April 30, 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of one single-family homesite at Bachelor Gulch and one parcel of land near Aspen, which was sold to the United States Forest Service. Real estate operating expenses include selling, general and administrative expenses associated with the Company's real estate operations.

  Corporate expense. Corporate expense increased by $189,000, or 12.2%, for the three months ended April 30, 1999 as compared to the three months ended April 30, 1998. The increase is primarily attributable to an increase in professional service fees. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

  Depreciation and Amortization. Depreciation and amortization expense increased by $1.9 million, or 16.9%, for the three months ended April 30, 1999 as compared to the three months ended April 30, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the VAB acquisition and the SSI Venture LLC discussed above, and an increased fixed asset base due to fiscal 1999 capital improvements.

  Interest expense. During the three months ended April 30, 1999 and April 30, 1998, the Company recorded interest expense of $5.8 million and $4.9 million, respectively, relating primarily to the Company's Credit Facility and the Industrial Development Bonds. The increase in interest expense for the three months ended April 30, 1999 compared to the three months ended April 30, 1998, is attributable to a higher average balance outstanding on the Credit Facility due to amounts borrowed for the VAB acquisition in the first quarter and the SSV Facility. The increase in interest expense was partially offset by favorable interest rates.


Nine Months Ended April 30, 1999 versus Nine Months Ended April 30, 1998


                                                 Nine Months      Nine Months
                                                    Ended            Ended                             Percentage
                                               April 30, 1999    April 30, 1998       Increase          Increase
                                              ---------------   ---------------   ----------------   ---------------
                                                                       (dollars in thousands)
                                                                            (unaudited)
Resort Revenue.............................          $379,346          $324,195            $55,151              17.0
Resort Operating Expense...................           273,900           200,552             73,348              36.6

Resort Revenue. Resort Revenue for the nine months ended April 30, 1999 and 1998 is presented by category as follows:

                                             Nine Months         Nine Months                             Percentage
                                                Ended               Ended             Increase            Increase
                                            April 30, 1999      April 30, 1998       (Decrease)          (Decrease)
                                          -----------------   -----------------   -----------------    ---------------
Lift Ticket.........................               $135,667            $146,458            $(10,791)              (7.4)
Ski School..........................                 37,833              38,639                (806)              (2.1)
Dining..............................                 52,325              45,972               6,353               13.8
Retail/Rental.......................                 66,198              19,727              46,471              235.6
Hospitality.........................                 50,886              39,057              11,829               30.3
Other...............................                 36,437              34,342               2,095                6.1
                                          -----------------   -----------------   -----------------    ---------------
Total Resort Revenue................                379,346             324,195              55,151               17.0
                                          =================   =================   =================    ===============
Total Skier Days....................                  4,579               4,706                (127)              (2.7)
                                          =================   =================   =================    ===============
ETP.................................                 $29.63              $31.12              $(1.49)              (4.8)
                                          =================   =================   =================    ===============


  Lift ticket revenue decreased due to a 2.7% decrease in total skier days as well as a 4.8% decrease in ETP. The Company attributes the decrease in skier days to above-average temperatures and below-average snowfall throughout the majority of the ski season, which had a negative impact on the entire Colorado market. In addition, the October 19, 1998 fires on Vail mountain and the Canadian dollar exchange rate which favored the Canadian ski industry also impacted skier days. The decrease in ETP is the result of a shift in the proportion of total skier days to local and Front Range skier days. Lift tickets sold to local and Front Range skiers tend to have a lower ETP than tickets sold to destination guests. This shift mainly occurred due to the popularity of the Buddy Pass, which accounted for a significant portion of local and Front Range skier days.

  Ski and Snowboard School revenue decreased due to a decrease in skier days and the shift in the proportion of total skier days to local and Front Range skier days as Front Range skiers are less likely to purchase lessons than destination skiers.

  Dining revenue increased primarily as a result of the addition of 12 dining operations acquired in four hotel acquisitions, coupled with modest growth at existing facilities. The Lodge at Vail acquisition added two fine dining establishments, eight restaurants were added with the acquisition of VAB, and the Inn at Keystone and the Great Divide Lodge (formerly the Breckenridge Hilton) each added one dining facility. The Company also added TenMile Station, the first new on-mountain restaurant at Breckenridge in over 10 years.

  The increase in Retail/Rental revenue is due to the addition of approximately 30 retail and rental outlets provided by SSI Venture LLC.

  Hospitality revenue increased as a result of strong performance from existing operations due in part to a combination of effective yield management and expansion of the managed property inventory. The acquisitions of the Lodge at Vail, the Great Divide Lodge, and the Inn at Keystone in fiscal 1998 and VAB in fiscal 1999 also contributed significantly. In addition to adding lodging capacity, the Lodge at Vail and the Village at Breckenridge each added additional property management operations. The Village at Breckenridge also runs a vacation services operation/travel agency.

  Other revenue increased as a result of the increased popularity of the summer mountain activities including the new Alpine Slide at Breckenridge mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, growth in club operations, expanded licensing and sponsorship contracts, and increases in commercial leasing revenue.

  Resort Operating Expense. Resort Operating Expense for the nine months ended April 30, 1999 was $273.9 million, an increase of $73.3 million, or 36.6%, compared to the nine months ended April 30, 1998. The increase in resort operating expense is primarily attributable to the incremental operating expenses contributed by VAB, SSI Venture L.L.C. the Inn at Keystone, the Lodge at Vail and the Great Divide Lodge. A portion of the increase can also be attributed to the increase variable expenses associated with the increased level of resort revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by cost saving measures that have been implemented at all levels of the Company's operations throughout the fiscal year.

  Real Estate Revenue. Revenue from real estate operations for the nine months ended April 30, 1999 was $31.4 million, a decrease of $34.4 million, or 52.2%, compared to the nine months ended April 30, 1998. The decrease is attributed to the sell-out of homesites at Bachelor Gulch Village in fiscal 1998. Revenue for the nine months of fiscal 1999 consists primarily of the sales of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead Village, the sale of two single family homesites and one multi-family homesite at Bachelor Gulch and the Company's investment in Keystone/Intrawest LLC. Profits from Keystone/Intrawest LLC during the nine months ended April 30, 1999 included the sale of 137 village condominium units, primarily at the River Run development, and 57 single-family homesites surrounding an 18-hole golf course development. Real estate revenue for the nine months ended April 30, 1998 consisted primarily of the sales of 37 single-family homesites at Bachelor Gulch, two multi-family homesite at Arrowhead, six luxury residential condominiums at the Golden Peak base area of Vail mountain and the Company's investment in Keystone/Intrawest LLC.

  Real Estate Operating Expense. Real estate operating expense for the nine months ended April 30, 1999 were $26.2 million, a decrease of $32.7 million, or 55.5%, compared to the nine months ended April 30, 1998. The decrease in real estate operating expense is due to the sell-out of homesites at Bachelor Gulch Village in fiscal 1998. Real estate cost of sales for the nine months ended April 30, 1999 consists primarily of the cost of sales and real estate commissions associated with the sale of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, three development sites at Arrowhead Village, and two single family homesites and one multi-family homesite at Bachelor Gulch. Real estate cost of sales for the nine months ended April 30, 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of 37 single-family homesites at Bachelor Gulch, two development sites at Arrowhead, and six luxury residential condominiums at the Golden Peak base area of Vail mountain. Real estate operating expenses include selling, general and administrative expenses associated with the Company's real estate operations.

  Corporate expense. Corporate expense increased by $242,000, or 5.6%, for the nine months ended April 30, 1999 as compared to the nine months ended April 30, 1998. The increase is primarily attributable to an increase in professional service fees. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

  Depreciation and Amortization. Depreciation and amortization expense increased by $7.0 million, or 22.5%, for the nine months ended April 30, 1999 as compared to the nine months ended April 30, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the three hotel acquisitions in fiscal 1998 and one hotel acquisition and the SSI Venture LLC discussed above in fiscal 1999 and an increased fixed asset base due to fiscal 1999 capital improvements.

  Interest expense. During the nine months ended April 30, 1999, and the nine months ended April 30, 1998, the Company recorded interest expense of $17.6 million and $16.1 million, respectively, relating primarily to the Company's Credit Facility and the Industrial Development Bonds in fiscal 1999 and fiscal 1998, as well as the

Company's Credit Facility and the Industrial Development Bonds. The increase in interest expense for the nine months ended April 30, 1999 compared to the nine months ended April 30, 1998, is attributable to a higher average balance outstanding on the Credit Facility due to amounts borrowed for the VAB acquisition and working capital funding to SSI Venture LLC made during the first quarter, and the SSV Facility established in the second quarter. The increase in interest expense was partially offset by favorable interest rates.

Liquidity and Capital Resources

  The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  The Company's cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the nine months ended April 30, 1999, the Company made payments of $33.8 million for the acquisition of one hotel property, $10.5 million for the acquisition of retail operations by SSI Venture LLC, $53.7 million for resort capital expenditures, and $22.9 million for investments in real estate.

  During the nine months ended April 30, 1999, the Company acquired one hotel property. On August 13, 1998 the Company purchased 100% of the outstanding stock of VAB for a total purchase price of $33.8 million. VAB owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for 360 condominium units, eight restaurants, approximately 28,000 square feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition includes the Maggie Building, which is generally considered to be the primary base lodge of Breckenridge Mountain Resort, but until now has neither been owned nor managed by the Company. This transaction also included VAB's other Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels which the Company sold on April 10, 1999 to East West Partners of Avon, Colorado for $10 million. The acquisition was funded with proceeds from the Company's revolving credit facility.

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

  Resort capital expenditures for the nine months ended April 30, 1999 were $53.7 million. Investments in real estate for that period were $22.9. The primary projects included in resort capital expenditures were (i) trail and infrastructure improvements and a new high speed quad chairlift at Keystone Mountain, (ii) upgrades to the snowmaking system at Keystone, (iii) terrain and facilities improvements and a new on-mountain restaurant at Breckenridge Mountain, (iv) expansion of the children's ski school at Beaver Creek, (v) expansion of Adventure Ridge at Vail, (vi) development of Adventure Point at Keystone, (vii) expansion of the grooming fleet at all four resorts, (viii) upgrades to office and front line information systems, (ix) significant renovations of the Great Divide Lodge as well as minor renovations of the Company's other hotels, and (x) infrastructure for the Category III expansion on Vail Mountain. The primary projects included in investments in real estate were
(i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages, (ii) construction of the Arrowhead Alpine Club, (iii) golf course development, and (iv) investments in developable land at strategic locations at all four mountain resorts.

  The Company estimates that it will make resort capital expenditures totaling between $20 and $25 million during the remainder of fiscal 1999. The primary projects are anticipated to include (i) continued hotel renovations, (ii) fleet replacement at all four resorts, (iii) continued upgrades to office and front line information systems, (iv) infrastructure for the Category III expansion on Vail Mountain, (v) trail and infrastructure improvements across all four resorts, and (vi) the purchase of two warehouse units near the town of Avon. Investments in real estate during the remainder of fiscal 1999 are expected to total approximately $5 million. The primary projects are anticipated to include
(i) infrastructure related to Bachelor Gulch and Arrowhead Villages, (ii) construction of the Arrowhead Alpine Club and Bachelor Gulch Club (iii) golf course development, and (iv) investments in developable land at strategic locations at all four resorts. The Company plans to fund capital expenditures and investments in real estate for the remainder of fiscal 1999 with cash flow from operations and borrowings under its revolving credit facility.

  During the nine months ended April 30, 1999, the Company generated $10.1 million in cash from its financing activities consisting of net long-term debt borrowings of $9.4 million and $0.6 million received from the exercise of employee stock options.

  During the nine months ended April 30, 1999, 62,160 employee stock options were exercised at exercise prices ranging from $10.00 to $10.75. Additionally, 8,751 shares were issued to management under the Company's restricted stock plan.

  Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

  Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, general business and economic conditions, competitive factors in the ski and resort industry, the ability to integrate acquisitions and the weather.

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

  State of Readiness. The Year 2000 issue is being addressed within the Company, under the direction of the information systems department, by its individual business units. The Company has established a Year 2000 task force consisting of representatives from all major business units to coordinate the Company's Year 2000 efforts and progress is reported periodically to a Year 2000 executive committee consisting of certain senior management members.

  The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, operations equipment, and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and distributed applications environments. Operations equipment includes all automation and embedded chips used in business operations. External parties include any third party with whom the Company interacts, or upon whom the Company relies in the performance of day-to-day operations. The Company's program for addressing the Year 2000 issue includes the following phases: (1) inventory; (2) assessment; (3) remediation;
(4) testing; and (5) contingency planning. Approximately 10% of the Company's normal information technology work has been deferred due to the fact that personnel of the information systems department have dedicated certain portions of their time to the Year 2000 issue. However, the Company plans to complete and implement its information technology projects as planned.

  The Company has traditionally upgraded and replaced its information technology systems on a regular basis. As a result of this process, most of the Company's information technology systems and applications are currently Year 2000 compliant. In the remaining information technology area, inventory and assessment audits in the telecommunications, mainframe, midrange and distributed applications areas are substantially complete with remediation, verification and testing expected to be completed by October 31, 1999. With respect to operations equipment, the Company has identified areas that it considers "mission critical", in that a Year 2000 failure could impact the health or safety of employees or resort guests or could have a material adverse effect on the Company. The Company is engaging a third party consultant to assist the Company in completing inventory and assessment audits of operations equipment. The Company has extended its targeted completion date for these audits to October 31, 1999 to allow the outside consulting firm to perform the necessary work. Remediation, verification and testing with respect to operations equipment are now expected to be completed by November 30, 1999.

  The Company is communicating with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors; therefore, third party impact on the Company is expected to be minimal. The Company is seeking confirmation of Year 2000 compliance from critical suppliers and is identifying alternative suppliers as part of its contingency plans. The Company will seek letters of compliance or other satisfactory evidence of compliance (for example, web site disclosures) from certain non-critical suppliers based on risk assessment of such suppliers. Risk assessment with respect to external parties is expected to be completed by July 31, 1999, and monitoring of risk in this area will continue throughout 1999, as many external parties will not have completed their work with respect to the Year 2000 issue.

  Costs. The total estimated multi-year cost of the Year 2000 project is estimated to be between $900,000 and $1,100,000 and is being funded from operating cash flow. These costs are not expected to be material to the Company's consolidated results of operations, liquidity or capital resources.
Of the total project cost, approximately $600,000 is attributable to the purchase of new software or equipment that will be capitalized. The remaining costs will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs that are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. As of April 30, 1999 $360,000 of the total estimated Year 2000 project costs have been incurred of which $300,000 has been expensed and $60,000 was capitalized. Fiscal 1998 expensed costs were approximately $150,000, and expensed costs for the nine months ended April 30, 1999 were approximately $150,000. Costs exclude expenditures for systems that were replaced under the Company's regularly planned schedule.

  Risks. Failure to address a Year 2000 issue could result in a business disruption that could materially affect the Company's operations, liquidity or capital resources. The Company believes that the most reasonably likely worst case scenario would consist of isolated instances of minor system or equipment failures, for which the Company will have developed contingency plans.

  There is still uncertainty around the scope of the Year 2000 issue and its implications for the Company. At this time the Company cannot quantify the potential impact of these failures. Due to the general uncertainty inherent in the Year 2000 problem, as well as, in part, the uncertainty of the Year 2000 readiness of suppliers and the current status of the Company's Year 2000 program, the Company is unable to determine at this time whether any Year 2000 failures will have material adverse consequences on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 program and related contingency plans are being developed to address issues within the Company's control and to reduce the level of the Company's uncertainty about its Year 2000 issues. The program minimizes, but does not eliminate, the issues relating to external parties. Further, there can be no assurance that the Company will successfully identify or remediate its potential Year 2000 problems and failure to do so may have a material adverse effect on the Company.

  Contingency Plans. The Company is developing contingency plans, and expects to complete them by October 31, 1999. The Company will consider, among other factors, the results and responses from its communications with material third parties in determining the nature and the scope of contingency plans. However, generally, the Company's contingency plans will include, but are not limited to, development of manual work-arounds to system failures, identification of alternative sources for goods and services and reasonable increases in the amount of on-hand goods and supplies. Typically these plans address the anticipated consequences of single events, while the scope of the Year 2000 issues may cause multiple concurrent events for a longer duration. Development of contingency plans for multiple concurrent events is in progress and is expected to be completed by November 30, 1999.

  The costs of the project, estimated completion dates, worst-case scenario and other forward-looking statements above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved, or that events will occur as projected, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, timely implementation of, and allocation of resources to, the Company's Year 2000 program, success of the Company in identifying computer systems and non-information technology systems that contain two digit date codes, the Company's appropriate risk assessment and prioritization of such systems, the nature and amount of programming and testing required and the time it actually takes to upgrade, replace or otherwise take corrective action with respect to each of the affected systems and the success of the Company's suppliers and other external parties with which the Company interacts in addressing their Year 2000 issues.

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

  On June 14, 1999 the Company purchased 100% of the outstanding shares of Grand Teton Lodge Company, a Wyoming corporation, from CSX Corporation for a total purchase price of $50 million. The Grand Teton Lodge Company operates four resort properties in northwestern Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. Grand Teton Lodge Company operates the first three properties, all located within the Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by Grand Teton Lodge Company and includes approximately 30 acres of developable land .

  The Company completed a $200 million private debt offering of Senior Subordinated Notes (the "Notes") on May 11, 1999. The Notes have a fixed annual interest rate of 8.75% with interest due semi-annually on May 15, and November 15, beginning November 15, 1999. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The proceeds of the offering were used to reduce the Company's outstanding debt under the Credit Facility. The private debt offering is not registered with the Securities and Exchange Commission. Pursuant to the terms of the offering, the Company will register with the Securities and Exchange Commission exchange notes with substantially the same terms as the Notes to enable holders of the Notes to make a market in the Notes.

  In conjunction with the private debt offering the Company amended its Credit Facility effective May 1, 1999. The amended Credit Facility provides the
Company additional financial flexibility. Borrowings under the amended Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (4.90% at April 30, 1999) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (7.75% at April 30, 1999) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk. The Company enters into interest rate swap agreements "Swap Agreements" to reduce its exposure to interest rate fluctuations on its floating-rate debt. Swap Agreements exchange floating-rate for fixed-rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of April 30, 1999, the Company had Swap Agreements in effect with notional amounts totaling $150.0 million, of which $75.0 million will mature in February 2000. The remaining $75.0 million will mature December 2002. Borrowings not subject to Swap Agreements at April 30, 1999 totaled $66.0 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating-rate borrowings outstanding during the three months ended April 30, 1999, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $55,000. The Company believes that these amounts are not significant to the earnings of the Company.

PART II                         OTHER INFORMATION


Item 1. Legal Proceedings.

  None


Item 2. Changes in Securities and Use of Proceeds.

  None


Item 3. Defaults Upon Senior Securities.

  None


Item 4. Submission of Matters to a Vote of Security-Holders.

  None

Item 5. Other Information.

  None

Item 6. Exhibits and Reports on Form 8-K.

  a) Index to Exhibits

     The following exhibits are incorporated by reference to the documents indicated in parentheses which have previously been filed with the Securities and Exchange Commission.

                                                                         Sequentially
  Exhibit                                                                  Numbered
  Number                    Description                                      Page
  -------                   -----------                                      ----
  3.1       Amended and Restated Certificate of Incorporation filed
            with the Secretary of State of the State of Delaware on
            the Effective Date. (Incorporated by reference to Exhibit
            3.1 of the Registration Statement on Form S-4 of Gillett
            Holdings, Inc. (Registration No 33-52854) including all
            amendments thereto.)

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

                                                                                              Sequentially
  Exhibit                                                                                       Numbered
  Number                    Description                                                           Page
  -------                   -----------                                                           ----
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

                                                                                              Sequentially
  Exhibit                                                                                       Numbered
  Number                    Description                                                           Page
  -------                   -----------                                                           ----
  10.10     Form of Gillett Holdings, Inc. Deferred Compensation Agreement for certain GHTV employees. (Incorporated by reference to Exhibit 10.13(b) of the Registration
            Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854)
            including all amendments thereto.)

  10.11(a)  Credit Agreement dated as of January 3, 1997 among the Vail Corporation, the Banks named therein and NationsBank of Texas, N.A., as issuing banks and agent.
            (Incorporated by reference to Exhibit 10.10(p) of the Registration Statement on Form
            S-2 of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

  10.11(b)  Pledge Agreement dated as of January 3, 1997 among the Vail Corporation and
            NationsBank of Texas, N.A. as agent. (Incorporated by reference to Exhibit 10.10(r)
            of the Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration #
            333-5341) including all amendments thereto.)

  10.11(c)  Credit Agreement dated as of October 10, 1997 among the Vail Corporation and
            NationsBank of Texas, N.A., as lender.  (Incorporated by reference to Exhibit
            10-11(c) of the report on Form 10-K of Vail Resorts, Inc. for the year ended
            September 30, 1997.)

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

                                                                                              Sequentially
  Exhibit                                                                                       Numbered
  Number                    Description                                                           Page
  -------                   -----------                                                           ----
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

  10.17     Employment Agreement dated October 1, 1996 between Vail Associates, Inc. and Andrew
            P. Daly.  (Incorporated by reference to Exhibit 10.5 of the report on form S-2/A of
            Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

  10.18     Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M.
            Aron.   (Incorporated by reference to Exhibit 10.21 of the report on form S-2/A of
            Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

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

  10.20     1996 Stock Option Plan (Incorporated by reference from the Company's Registration
            Statement on Form S-3, File No. 333-5341).

  10.21     Agreement dated October 11, 1996 between Vail Resorts, Inc. and George Gillett.
            (Incorporated by reference to Exhibit 10.27 of the report on form S-2/A of Vail
            Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

  10.22     Amended and Restated Credit Agreement among the Vail Corporation (d/b/a "Vail
            Associates, Inc.") and Nations Bank of Texas, N.A.  (Incorporated by reference to
            Exhibit 10 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended
            January 31, 1998.)

  10.23     Sports and Housing Facilities Financing Agreement among the Vail Corporation (d/b/a
            "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1, 1998.
            (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of Vail
            Resorts, Inc. for the quarter ended April 30, 1998.)

  10.24     Credit agreement dated December 30, 1998 among SSI Venture LLC and NationsBank of
            Texas, N.A. (Incorporated by reference to Exhibit 10.23 of the report on Form of the
            Vail Resorts, Inc. for the quarter ended January 31, 1999.)

  10.25     Amended and Restarted Credit Agreement among the Vail Corporation (d/b/a "Vail Associates, Inc"),
            NationsBank, N.A. and NationsBank Montgomery Securities LLC dated as of May 1, 1999.

  27        Financial Data Schedules

  b) Reports on Form 8-K

     None.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 14, 1999.




                                      VAIL RESORTS, INC.

 Date: June 14, 1999                  By     /s/
                                          ------------------------------
                                          James P. Donohue
                                          Senior Vice President and
                                          Chief Financial Officer