Form 10-K
period 1999-07-31
VAIL RESORTS INC
filed 1999-10-29
CIK 812011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

  FORM 10-K. --ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[Fee Required]
For the fiscal year ended     July 31, 1999
                              --------------------------------------


[_] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[No Fee Required]
For the transition period from                  to
                              ------------------   -----------------

Commission File Number: 1-9614

                              Vail Resorts, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                        51-0291762
-------------------------------------        ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

    Post Office Box 7 Vail, Colorado                       81658
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (970) 476-5601
-------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

    Common Stock, $0.01 par value             New York Stock Exchange
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.
--------------------------------------------------------------------------------
                               (Title of class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

    The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $538.5 million on October 15, 1999, and was calculated using the per share closing price thereof on the New York Stock Exchange Composite Tape. As of October 15, 1999, 34,574,759 shares were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,134,925 shares were Common Stock.

                      Documents Incorporated by Reference
                      -----------------------------------

    The Proxy Statement for the Annual Meeting of Shareholders to be held December 14, 1999 is incorporated by reference herein into Part III, Items 10 through 13.

                               Table of Contents

                                    PART I

Item 1.    Business....................................................................................         2
Item 2.    Properties..................................................................................         7
Item 3.    Legal Proceedings...........................................................................         8
Item 4.    Submission of Matters to a Vote of Security Holders.........................................         8

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......................          8
Item 6.    Selected Financial Data....................................................................          9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......         10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................................         22
Item 8.    Financial Statements and Supplementary Data................................................        F-1
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......         23

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..........................................        23
Item 11.   Executive Compensation......................................................................        23
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................        23
Item 13.   Certain Relationships and Related Transactions..............................................        23

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................         23

                                    PART I

ITEM 1.  BUSINESS

General

  Vail Resorts, Inc. ("Vail Resorts") was organized as a holding company in 1997 and operates through various subsidiaries (collectively, the "Company"). The Company is one of the leading resort operators in North America. The Company's operations are grouped into two segments, Resort and Real Estate, which represented 91% and 9%, respectively, of the Company's revenues for the 1999 fiscal year. In the Company's Resort segment, the Company owns and operates five resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile. The Company's Real Estate segment develops, buys and sells real estate in and around the Company's resort communities. Financial information by segment is presented in Note 12, Segment Information, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Resort Segment

  The Company's portfolio of resorts currently includes:

     . Vail Mountain--the largest and among the most popular single ski mountain complex in North America ("Vail");

     . Beaver Creek Resort--one of the world's premier family-oriented mountain resorts ("Beaver Creek");

     . Breckenridge Mountain--an attractive destination resort with numerous apres-ski activities and an extensive bed base ("Breckenridge");

     .  Keystone Resort--a year-round family vacation destination ("Keystone");
        and

     . Grand Teton Lodge Company--a summer destination resort with four resort properties in and around Grand Teton National Park ("Grand Teton").

  Our resorts derive revenue through a comprehensive package of amenities available to guests, including lift ticket sales, ski and snowboard lesson packages, a large inventory of resort accommodations, retail and equipment rental outlets, a variety of dining venues, meeting and event planning services, private club operations, and other recreational activities such as golf, tennis, horseback riding, fishing tours, float trips, and on-mountain activities centers. In addition to providing extensive guest amenities, the Company also engages in commercial leasing of restaurant, retail and other commercial space, real estate brokerage services, and extensive licensing and sponsorship activities with other brand-name companies. During fiscal 1999, the Company significantly expanded its dining, hospitality and retail/rental operations through the opening of new facilities and acquisition of additional operations. The Company opened TenMile Station, Breckenridge's first new on-mountain restaurant in over ten years. The acquisition of the Village at Breckenridge added two hotels, over 300 managed properties, and eight restaurants. The recently acquired Grand Teton Lodge Company adds three lodging facilities and eight restaurants.

  Vail, Beaver Creek, Breckenridge and Keystone, all located within Colorado, are year-round mountain resorts offering a full complement of on-snow activities, including skiing, snowboarding, telemark skiing, skiboarding, snowshoeing, etc. Grand Teton, which we acquired in June 1999, is an exclusively summer destination resort with operations within Grand Teton National Park and a golf and tennis club outside the park.

  There are over 800 ski areas in North America and over 500 in the United States, which range from small ski resort operations which service day skiers to large resorts which attract both destination resort guests looking for a comprehensive vacation experience as well as day skiers. Our ski resorts participate in both categories, due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs metropolitan areas), accessibility from Denver International Airport and Vail/Eagle County Airport, and the wide range of amenities available at each resort. Colorado has over 27 ski areas, nine of which are classified as "Front Range Destination Resorts", catering to both the Front Range and destination skier markets.

 The ski industry statistic for measuring performance is skier days, defined as one person using a ski area for all or any part of a day or night, and includes both paid and complimentary access. During the 1998-1999 ski season, combined skier days for all North American ski areas were approximately 70 million, US skier days approximated 52 million, and Colorado ski areas recorded over 11 million skier days. The Company's four ski resorts had over
  4.6 million total skier days during the 1998-1999 ski season, representing an approximate 42% share of Colorado skier days, an approximate 8.8% share of US skier days, and an approximate 6.5% share of the North American market. Skier days at the Company's four resorts declined 2.3% from the 1997-1998 season to the 1998-1999 season, which the Company attributes to unusually low snowfall, an unfavorable Canadian exchange rate, and the October 1998 fires on Vail Mountain. Colorado and US skier days were similarly affected, with declines of 4.8% and 3.7% from the 1997-1998 season, respectively.

  The ski resort industry has undergone a period of consolidation in recent years, as the cost of capital improvements and infrastructure required to remain competitive has increased. Despite this consolidation, the industry remains highly fragmented, as no single resort operator accounted for more than 10% of the United States 52 million skier days during the 1998-1999 season. However, we believe that the consolidation trend will continue, and as such we will continue to selectively review and pursue acquisition opportunities which we believe will provide attractive investment returns.

  The ski resort industry is highly competitive. The Company competes with other ski areas in Colorado, the United States, and world-wide, as well as other vacation destinations for guests. The Company's major US competitors include ski resorts in Utah, Lake Tahoe, New England and other major Colorado ski areas including Aspen area resorts, Copper Mountain, Crested Butte, Steamboat Springs, Telluride and Winter Park. Ski resorts compete for skiers in a variety of categories, including terrain, challenge, grooming, service, lifts, accessibility, value, price, weather/snow and on-and off-mountain amenities. Our resorts consistently rank in the top 20 resorts in North America according to industry surveys.

  Our ski resorts are highly competitive in all categories with respect to attracting day skiers and destination guests:

  . We have some of the most expansive and varied terrain of any resort in North America--Vail alone offers over 4,600 skiable acres, and an additional 850 acres are scheduled to open with the completion of the Blue Sky Basin expansion in Vail's famous Back Bowls. The Company recently announced plans to open approximately 500 acres of Blue Sky Basin in January 2000.

  . Our location in the Colorado Rocky Mountains provides average yearly snowfall of between 20 and 30 feet, which is significantly higher than the average for all ski resorts in the Rocky Mountains.

  . Our resorts are proximate to both Denver International Airport and Vail/Eagle County Airport, providing ease of access for destination visitors; day skiers can access our resorts via a major interstate highway.

  . We continue to invest in the latest technology in snowmaking systems, and we have the most extensive fleet of grooming equipment in the world.

  . We systematically replace lifts and in the past several years we have installed seven high-speed four-passenger chairlifts and a state-of-the-art gondola; and for the 1999-2000 ski season, Breckenridge will have the United States' first double-loading high-speed six-passenger chairlift.

  . We provide a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.

  . Our nine hotels and inventory of over 2,000 managed properties across all four resorts provide accommodation options for all guests, from the budget-conscious traveler to families and those seeking a first-class vacation experience.

  . We have the largest conference facilities in the Colorado Rocky Mountain region at Keystone.

  . We are an industry leader in providing on- and off-mountain amenities, including substantial full-service retail and equipment rental facilities, our Adventure Ridge and Adventure Point activities centers, resort-wide charging, which enables guests to use a lift ticket product to make purchases at all resort facilities, and our private membership clubs.

  . Our innovative frequent guest programs and extensive array of lift ticket products at varied price points provide value to guests.

  . We are strongly committed to providing quality guest service, from our best-of-class ski and snowboarding schools, to our teams of on-mountain hosts and our new technology centers, where guests can try the latest technical innovations in equipment.

  We promote our resorts through an extensive marketing and sales program, which focuses primarily on direct print media advertising in ski industry and lifestyle publications. Additionally, we market directly to many of our guests through our website, which provides visitors with information regarding each of our resorts, including services and amenities, reservations information and virtual tours (nothing contained on the website shall be deemed incorporated herein). We continue to enhance our website and internet capabilities, which will provide the opportunity to improve our overall guest experience and more successfully market our resorts as use of the internet grows as a vacation planning tool. We also offer various promotional programs and loyalty programs which reward frequent guests. Another important part of our marketing strategy is a focus on attracting groups, corporate meetings, and convention business.

  Ski resort operations are highly seasonal in nature, with a typical ski season beginning in November and running through early May. In an effort to counter-balance the concentration of revenues in the winter months, we offer many non-ski season attractions, such as golf, tennis, fishing tours, and float trips.
In addition, we have established ourselves as a leader in the growing sport of mountain biking; Vail will host the 2000 World Mountain Biking Championships.

                                       3

  In addition to summer operations at our ski resorts, we recently completed the purchase of Grand Teton, our first resort with an exclusively summer operating season. Grand Teton is based in Jackson Hole, Wyoming and operates within Grand Teton National Park under a concessionaire contract with the National Park Service. Grand Teton also owns and operates Jackson Hole Golf & Tennis Club, which is located outside of the park. Grand Teton's properties have operating seasons that generally run from mid-May to mid-October; operations are closed during the winter months due to lack of facility winterization features.

  There are 378 areas within the National Park System covering more than 83.3 million acres across the United States and its territories. Of the 378 areas, 54 are classified as National Parks. There are more than 500 National Park Service concessionaires, ranging from small privately held businesses to large corporate conglomerates. The National Park Service uses "recreation visits" to measure visitations within the National Park System. In 1998, areas designated as National Parks received over 64 million recreation visits. Grand Teton National Park had 2.7 million recreation visits during 1998, or 4% of total National Park recreation visits. Grand Teton National Park spans over 300,000 acres. Four concessionaires provide accommodations within the park, including Grand Teton. Grand Teton offers three lodging options within the National Park:
Jackson Lake Lodge, a full-service 385-room resort with conference facilities which can accommodate up to 650 people, the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins, and Colter Bay Village, a family-oriented facility with 166 log cabins, tent cabins, and a 112-space RV park. Grand Teton offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments. Grand Teton's resorts provide a wide array of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips and guided park tours. Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, Grand Teton's resorts within Grand Teton National Park operate near full capacity during the operating season.

  Jackson Hole Golf & Tennis Club is open to both members and non-members. The 18-hole golf course, designed by Robert Trent Jones, Jr., is rated number one in the state by Golf Digest Magazine. There are less than 50 golf courses in the state of Wyoming, and only two in the Jackson Hole area. The tennis facility offers six Plexicushion courts.

Real Estate Segment

  The Company has extensive holdings of real property at our resorts throughout Summit and Eagle Counties in Colorado and in Jackson Hole, Wyoming. Our real estate operations include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings. In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's resort operations through (1) the creation of additional resort lodging which is available to our guests, (2) the ability to control the architectural theming of our resorts, (3) the creation of unique facilities and venues (primarily restaurant and retail operations) which provide us with the opportunity to create new sources of recurring revenue and (4) the expansion of our property management and brokerage operations, which are the preferred providers of these services for all developments on our land.

  In order to facilitate the development and sale of our real estate holdings, Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of the Company, also invests in mountain improvements, such as ski lifts, snowmaking equipment and trail construction. While these mountain improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit resort operations. In most cases, VRDC seeks to minimize our exposure to development risks and maximize the long-term value of our real property holdings by selling developed and entitled land to third party developers for cash payments prior to the commencement of construction, while retaining approval of the development plans as well as an interest in the developer's profit. We also typically retain the option to purchase at cost any retail/commercial space created in a development. We are able to secure these benefits from third-party developers because of the high property values and strong demand associated with property in close proximity to our mountain resort facilities.

  VRDC's principal activities include (1) the sale of single family homesites to individual purchasers, (2) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, lodge and mixed use developments, (3) the zoning, planning and marketing of new resort communities (such as Beaver Creek, Bachelor Gulch Village and Arrowhead), (4) arranging for the construction of the necessary roads, utilities and mountain infrastructure for new resort communities, (5) the development of certain mixed-use condominium projects which are integral to resort operations (such as properties located at a main base facility) and (6) the purchase of selected strategic land parcels, which we believe can augment our existing land holdings or resort operations.

  Our current development activities are focused on (1) the completion of three of our resort communities, Beaver Creek, Bachelor Gulch Village and Arrowhead,
(2) preparing for the redevelopment of the Lionshead base area and adjacent land holdings located within the town of Vail, (3) preparing for the development of our real estate holdings in the Town of Breckenridge, (4) participation with our joint venture partner in the development of our base area land holdings at Keystone, (5) the planning of our significant real estate holdings in and around Avon and at the entrance to Beaver Creek, and (6) planning for development of our land holdings in Jackson Hole.

Employees

  We currently employ approximately 6,200 year-round and 7,000 seasonal employees. Approximately 1% of the seasonal employees are unionized. We consider our employee relations to be good.

Regulation and Legislation

  We have been granted the right to use federal land as the site for ski lifts and trails and related activities, under the terms of permits with the United States Forest Service. The Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. While virtually all of the skiable terrain on Vail Mountain, Breckenridge, and Keystone is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the Bachelor Gulch and Arrowhead Mountain areas, is located on Company-owned land.

  We have received approval from the Forest Service for infrastructure development of bowl skiing terrain in Category III of Vail Mountain's permit area (now named Blue Sky Basin), which is located within the current Vail Mountain permit area. Certain opponents of the Blue Sky Basin expansion filed a lawsuit against the Forest Service seeking to overturn this approval and enjoin the project, and we intervened as an additional defendant in the lawsuit. The federal district court denied the opponents' request for an injunction, entered judgment for defendants, and dismissed the case. Subsequently, after additional motions pending appeal, the federal court of appeals affirmed the federal district court's decision to dismiss the case. We plan to open approximately 500 acres of Blue Sky Basin in January 2000.

  In late July 1999, the U.S. Army Corps of Engineers alleged that certain road construction we have undertaken as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. The Corps did not specify the size of the alleged impact, but our review has confirmed that it involved approximately seven-tenths of an acre. Three organizations and one individual collectively notified us and the federal agencies that if the alleged violations are not remedied within 60 days, they intend to file a citizen enforcement action under the Clean Water Act, which has not been filed as of the date of this Form 10-K. Under the Clean Water Act, unauthorized discharges of fill can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland next summer. Although the Agency reserved its right to impose a fine, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied.

  We have received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. As part of that process, certain federal agencies expressed concern about the analysis of potential future development on private land that the Company owns below Peak 7. In response to an administrative appeal of the Forest Service approval decision by certain individuals and groups, the Regional Forester upheld the approval of these projects in November 1998. We have subsequently advised the Forest Service that we will postpone the Peak 7 improvements, which will allow the Town of Breckenridge time to review a development plan for the private land in question. Based upon the Town's actions, the Forest Service will consider whether to conduct further environmental review of the Peak 7 improvements. We have applied to the U.S. Army Corps of Engineers for a wetlands permit for the Peak 7 improvements, but the Corps of Engineers has not yet issued a final decision on this application.

  We have also sought approval from the Forest Service and other agencies to develop chairlifts, associated skiing terrain, and snowmaking in Jones Gulch, which is located within the current Keystone permit area. The Forest Service has advised us that this development will be the subject of an environmental impact statement, and work on this statement is currently underway. Other agencies will conduct related reviews. The initial issues include the potential effect of the expansion on wildlife and wetlands, and it is possible that the future resolution of these issues could affect whether, in what form, and under what conditions the project is approved. In December 1998, the Corps of Engineers notified Keystone that it had preliminarily determined that the wetlands permit for Keystone's snowmaking diversion limits such diversions to 550 acre-feet annually. We disagree that the permit limits diversions, and discussions with the Corps of Engineers are ongoing. We were authorized to divert additional water to meet our snowmaking needs during the 1998/1999 ski season, and we believe that we will be authorized by the Corps of Engineers to continue to divert sufficient water to meet our snowmaking needs during the 1999/2000 ski season and subsequent years.

  Our resort operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and Corps of Engineers approvals discussed above. There can be no assurance that new applications of existing laws, regulations, and policies, or changes in such laws, regulations, and policies, will not occur in a manner that could have a detrimental effect to us, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to us. Although we believe that we will be successful in implementing our development plans and operations, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

  The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination, and (2) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. Vail Mountain operates under a unified permit for the use of 12,950 acres that expires October 31, 2031. Breckenridge operates under a Term Special Use Permit for the use of 3,156 acres that expires on December 31, 2029. Keystone operates under a Term Special Use Permit for the use of 5,571 acres that expires on December 31, 2032. The Beaver Creek property is covered by a Term Special Use Permit covering 80 acres and a Special Use Permit covering the remaining 2,695 acres, both expiring in 2006. We have exercised our statutory right to convert our dual permits for the Beaver Creek Mountain Resort into a unified permit for the maximum period of 40 years, and we are currently in the process of negotiating the final terms of the unified permit. The Forest Service can terminate most of these permits if it determines that termination is required in the public interest. In addition, a large part of the Beaver Creek property under permit is terminable at will. However, to our knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permitee.

  For use of our permits, we pay a fee to the Forest Service. Under recently enacted legislation, retroactively effective to fiscal 1996, we pay a fee to the Forest Service ranging from 1.5% to 4.25% of sales occurring on Forest Service land. However, through fiscal 1998, we must pay the greater of (1) the fee due under the new legislation or (2) the fees actually paid for fiscal 1995 that were calculated under the former fee calculation method. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.

  Grand Teton operates three resort properties within Grand Teton National Park under a concession contract with the National Park Service. The concession contract expires at the end of 2002, at which time the contract renewal will be subject to a competitive bidding process under the proposed rules to implement the concession provisions of the National Park Omnibus Management Act of 1998. Final rules, which are expected to be issued during the first half of 2000, may be subject to legal challenge by one or more existing concessionaire(s). Should we not receive the renewal of the concession contract, we would be compensated for the value of our "possessory interest" in the assets of the three resort properties operated under the concession contract, which is generally defined as the replacement cost of such assets less depreciation. Although we cannot predict or guarantee the outcome of the proposed rules or our prospects for renewal, we currently anticipate we will be well positioned to obtain the renewal of the contract on satisfactory terms.

ITEM 2.    PROPERTIES.

  The following table sets forth the principal properties owned or leased by the
Company:

             Location                         Ownership                                           Use
--------------------------------     --------------------------   ------------------------------------------------------------------

Vail Mountain (12,590 acres)          Term Special Use Permit       Ski trails
Vail Mountain                         Owned                         Ski resort operations, including ski lifts, buildings and other improvements, commercial space
The Lodge at Vail                     Owned                         Lodging, dining and conference facilities, real estate held for sale or development
Breckenridge Mountain (3,156          Term Special Use Permits      Ski trails
 acres)
Breckenridge Mountain                 Owned                         Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Village at Breckenridge               Owned                         Lodging, dining, conference facilities and commercial space
Great Divide Lodge                    Owned                         Lodging, dining and conference facilities
Keystone Mountain  (5,571 acres)      Term Special Use Permits      Ski trails
Keystone Mountain                     Owned                         Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Keystone Resort                       Owned                         Resort operations, dining, commercial space, dining, conference facilities
Keystone Lodge                        Owned                         Lodging and resort operations, real estate held for sale or development
Keystone Ranch                        Owned                         Golf course and restaurant facilities
Inn at Keystone                       Owned                         Lodging, dining and conference facilities
Keystone Conference Center            Owned                         Conference facility
Beaver Creek Mountain  (80 acres)     Term Special Use Permit       Ski trails
Beaver Creek Mountain  (2,695         Special Use Permit            Ski trails
 acres)
Beaver Creek Mountain                 Owned                         Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Resort                   Owned                         Golf course, commercial space, employee housing and residential spaces
Arrowhead Mountain                    Owned                         Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Bachelor Gulch Village                Owned                         Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Seasons at Avon                       Leased                        Corporate offices
Avon                                  Owned                         Real estate held for sale or development
Avon                                  Owned                         Warehouse and commercial facility
Jenny Lake Lodge                      Concessionaire contract       Lodging and resort operations, dining
Jackson Lake Lodge                    Concessionaire contract       Lodging and resort operations, dining, conference facilities
Colter Bay Village                    Concessionaire contract       Lodging and resort operations, dining
Jackson Hole Golf and Tennis          Owned                         Lodging, golf course, tennis facilities, dining, conference
 Club                                                                 facilities, real estate held for sale or development

The Vail Mountain and Beaver Creek Mountain Forest Service Permits are encumbered as security under the Eagle County Industrial Development Bonds.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange (MTN). The Company's Class A Common Stock is not listed on any exchange and is not publicly traded. Class A Common Stock is convertible into Common Stock. As of October 15, 1999, 34,574,759 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock held by approximately three holders and 27,134,925 shares were Common Stock held by approximately 5,500 holders.

  Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of Common Stock held, the Company has never paid or declared a cash dividend on its Common Stock or Class A Common Stock. The declaration of cash dividends in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed relevant by the Board of Directors at that time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business, and the Company does not anticipate paying any cash dividends on its shares of Common Stock or Class A Common Stock in the foreseeable future.

  The following table sets forth, for the fiscal year ended July 31, 1999, and quarters indicated (ended October 31, January 31, April 30, and July 31) and for the ten months ended July 31, 1998, and the one month period ended October 31, 1997 and quarters indicated (ended January 31, April 30, and July 31), the range of high and low sale prices of Vail Resorts, Inc. Common Stock as reported on the New York Stock Exchange Composite Tape. Prior to the Company's initial public offering on February 7, 1997, there was no established public trading market for the Common Stock of the Company.

                                                                  Vail Resorts Common Stock
                                                             ---------------------------------
                                                                   High               Low
                                                             ---------------   ---------------
Fiscal Period Ended July 31, 1998
 1 month ended 10/31/97......................................        28 7/8            26 5/16
 2nd Quarter.................................................        28                24 1/4
 3rd Quarter.................................................        31 1/4            25 7/8
 4th Quarter.................................................        30 5/16           23 3/16

Year Ended July 31, 1999
 1st Quarter.................................................        28 5/8            16
 2nd Quarter.................................................        26 3/4            20
 3rd Quarter.................................................        20 9/16           14 5/16
 4th Quarter.................................................        20 3/4            18

ITEM 6.  SELECTED FINANCIAL  DATA

  The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the fiscal year ended July 31, 1999, the ten-month fiscal period ended July 31, 1998 and fiscal years ended September 30, 1995, 1996, and 1997 are derived from the consolidated financial statements of the Company, which have been audited by Arthur Anderson LLP, independent accountants, and should be read in conjunction with those statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data presented below are in thousands, except per share amounts.

                                                                                                     Ten Month         Fiscal
                                                                      Fiscal Year                  Fiscal Period        Year
                                                                         Ended                         Ended            Ended
                                                                     September 30,                    July 31,        July 31,
                                                     ------------------------------------------   ----------------- -----------
                                                            1995          1996          1997            1998            1999
-------------------------------------------------------------------------------------------------------------------------------
                                                         (audited)     (audited)     (audited)       (audited)        (audited)
Statement of Operations Data:
Revenue:
   Resort............................................     $126,349      $140,288      $259,038          $336,547     $  431,788
   Real estate.......................................       16,526        48,655        71,485            73,722         43,912
-------------------------------------------------------------------------------------------------------------------------------
      Total revenue..................................      142,875       188,943       330,523           410,269        475,700
Operating expenses:
   Resort............................................       82,305        89,890       172,715           217,764        339,437
   Real estate.......................................       14,983        40,801        66,307            62,619         34,386
   Corporate expense.................................        6,701        12,698         4,663             4,437          6,250
   Depreciation and amortization.....................       17,968        18,148        34,044            36,838         53,256
-------------------------------------------------------------------------------------------------------------------------------
      Total operating expenses.......................      121,957       161,537       277,729           321,658        433,329

Income from operations...............................       20,918        27,406        52,794            88,611         42,371
Net income...........................................        3,282         4,735        19,698            41,018         12,791
Diluted net income per common share..................     $   0.16      $   0.22      $   0.64          $   1.18     $     0.37
-------------------------------------------------------------------------------------------------------------------------------
Other Data:
Resort
   Resort EBITDA.....................................       37,343        37,700        81,660           114,346         86,101
   Resort EBITDA Margin..............................         29.6%         26.9%         31.5%             34.0%          19.9%
   Skier Days........................................        2,136         2,228         4,273             4,717          4,606
   Resort Revenue per skier day......................     $  59.15      $  62.97      $  60.62          $  71.35     $    93.74
Real Estate
   Real estate operating income......................        1,543         7,854         5,178            11,103          9,526
   Real estate held for sale.........................       54,858        84,055       154,925           138,916        152,508
Balance Sheet Data
   Total assets......................................     $429,628      $422,612      $855,949          $912,122     $1,089,239
   Long-term debt (including current maturities).....      191,313       144,750       265,062           284,014        398,186
   Stockholders equity...............................      167,694       123,907       405,666           462,624        476,775

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following is an analysis of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the ski and resort industries, general business and economic conditions, the weather and other factors discussed in the Company's filings with the Securities and Exchange Commission.

  On September 1, 1997, the Company changed its fiscal year end from September 30 to July 31. Accordingly, the 1998 fiscal period ended on July 31, 1998 and consisted of ten months. This Management's Discussion and Analysis discusses the following comparisons between the following periods:

  . Fiscal year ended July 31, 1999 and pro forma twelve months ended July 31,
    1998,
  . Fiscal year ended July 31, 1999 and fiscal ten months ended July 31, 1998, . Fiscal ten months ended July 31, 1998 and pro forma fiscal year ended
    September 30, 1997.

  The pro forma year ended September 30, 1997 gives effect to the Keystone and Breckenridge acquisitions and the initial public offering as if they had occurred on October 1, 1996. The pro forma twelve months ended July 31, 1998 reflects the Company's change in fiscal year end and is presented to compare year to date results for the new fiscal year.

Results of Operations

Fiscal Year Ended July 31, 1999 versus Pro Forma Twelve Months Ended July 31, 1998 (dollars in thousands)

  The unaudited pro forma results of operations for the twelve months ended July 31, 1998 give effect to the Company's change in fiscal year end and exclude the results of Arapahoe Basin, which the Company divested in September 1997.


                                                             Pro Forma
                                                              Twelve
                                            Year              Months
                                            Ended              Ended
                                          July 31,           July 31,                           Percentage
                                            1999               1998            Increase          Increase
                                      ----------------  ----------------    ----------------   ---------------
                                          (audited)         (unaudited)
Resort Revenue........................  $  431,788        $   350,498       $    81,290              23.2%
Resort Operating Expense..............     339,437            238,889           100,548              42.1%

Resort Revenue. Resort Revenue for the fiscal year ended July 31, 1999 and the twelve months ended July 31, 1998 are presented by category as follows (dollars in thousands):

                                                               Pro Forma
                                                                 Twelve
                                             Year                Months
                                             Ended               Ended                                  Percentage
                                           July 31,             July 31,           Increase              Increase
                                             1999                 1998            (Decrease)            (Decrease)
                                      -----------------   ------------------   -----------------    ---------------
                                                                        (unaudited)

Lift Tickets..........................  $   138,536        $     147,128        $     (8,592)             (5.8)%
Ski School............................       37,986               38,647                (661)             (1.7)%
Dining................................       62,382               52,371              10,011               19.1%
Retail/Rental.........................       77,793               20,799              56,994              274.0%
Hospitality...........................       65,839               47,128              18,711               39.7%
Other.................................       49,252               44,425               4,827               10.9%
                                      -----------------   ------------------   -----------------    ---------------

Total Resort Revenue..................  $   431,788        $     350,498        $     81,290               23.2%
                                      =================   ==================   =================    ===============

Total Skier Days......................        4,606                4,717                (111)             (2.4)%
                                      =================   ==================   =================    ===============

ETP...................................  $     30.08        $       31.19        $      (1.11)             (3.6)%
                                      =================   ==================   =================    ===============

  Lift ticket revenue decreased due to a 2.4% decrease in total skier days as well as a 3.6% decrease in ETP (effective ticket price, "ETP", is defined as total lift ticket revenue divided by total skier days). Management attributes the decrease in skier days to above-average temperatures and below-average snowfall throughout the majority of the ski season, which had a negative impact on the entire Colorado market. In addition, the adverse perception resulting from the October 19, 1998 fires on Vail Mountain, and the Canadian dollar exchange rate, which favored the Canadian ski industry, also impacted skier days. The decrease in ETP is the result of a shift in the proportion of total skier days to local and Front Range (Denver/Colorado Springs metropolitan areas) skier days. Lift tickets sold to local and Front Range skiers tend to have a lower ETP than tickets sold to destination guests. This shift mainly occurred due to the popularity of the Buddy Pass, a discounted four-person season pass for Keystone and Breckenridge, which accounted for a significant portion of local and Front Range skier days.

  Ski and Snowboard School revenue decreased due to the overall decline in skier days as well as the shift in the proportion of total skier days from destination guests to local and Front Range skiers. Local and Front Range skiers are less likely to purchase lessons than destination skiers are. The decline in revenue from the drop in skier days was partially offset by price increases as well as an increase in the percentage of higher-priced packages sold.

  The increase in dining revenue is primarily a result of the addition of new dining facilities through acquisition and new construction, coupled with modest growth at existing facilities. The Company opened TenMile Station, the first new on-mountain restaurant at Breckenridge in over 10 years, during the 1998-1999 ski season. The acquisitions of Village at Breckenridge ("VAB") and Grand Teton Lodge Company ("Grand Teton") in fiscal 1999 each added eight dining facilities. In addition, the results of the four dining operations added through acquisition in fiscal 1998 are reflected for the full fiscal period in fiscal 1999, as opposed to the truncated period reflected during the acquisition year.

  Retail/rental revenue increased significantly due to the Company's retail/rental joint venture (SSI Venture LLC), which increased the total number of retail/rental outlets from approximately 40 in fiscal 1998 to approximately 80 in fiscal 1999. Specialty Sports, Inc., the Company's partner in the joint venture, is one of the largest retailers of ski- and golf-related sporting goods in Colorado, and contributed approximately 30 retail and rental outlets to the joint venture.

  Hospitality revenue increased as a result of strong performance from existing operations, achieved through effective yield management and growth of the managed property inventory. The acquisitions of VAB and Grand Teton in fiscal 1999 also contributed significantly. In addition to adding lodging capacity, VAB also added property management operations and a vacation services operation/travel agency. The Company also received the benefit of a full fiscal year's revenues from its fiscal 1998 hotel acquisitions, rather than the truncated period from the acquisition date, which also contributed to the increase.

  The increase in other revenue is a result of the increased popularity of summer mountain activities, including the Alpine Slide at Breckenridge mountain, as well as expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, growth in club operations, expanded licensing and sponsorship contracts, and increases in commercial leasing revenue. The acquisitions of VAB and Grand Teton also significantly contributed to other revenue through recreation and special events.

Resort Operating Expense. Resort operating expense for the year ended July 31, 1999 was $339.4 million, an increase of $100.5 million, or 42.1%, compared to the twelve months ended July 31, 1998. The increase in resort operating expense is primarily attributable to the incremental operating expenses contributed by VAB, SSI Venture LLC and Grand Teton. In addition, operating expenses of the Company's fiscal 1998 acquisitions are reflected for the full fiscal year 1999, as opposed to the truncated period from the date of acquisition for the twelve months ended July 31, 1998. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by cost saving measures that have been implemented at all levels of our operations throughout the fiscal year.

Real Estate Revenue. Revenue from real estate operations for the year ended July 31, 1999 was $43.9 million, a decrease of $40.3 million, or 47.8%, compared to the twelve months ended July 31, 1998. The decrease is attributed to the sell-out of homesites at Bachelor Gulch Village in the twelve months ended July 31,1998. Revenue for fiscal 1999 consisted primarily of the sales of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead Village, the sale of two single-family homesites and four multi-family homesites at Bachelor Gulch, as well as the profit share from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during fiscal 1999 included the sale of 195 village condominium units, primarily at the River Run development, and 60 single-family homesites surrounding an 18-hole golf course development. Real estate revenue for the twelve months ended July 31, 1998 consisted primarily of the sales of 38 single-family homesites and five multi-family homesites at Bachelor Gulch, two development sites at Arrowhead, six luxury residential condominiums at the Golden Peak base area of Vail mountain and our investment in Keystone/Intrawest LLC.

Real Estate Operating Expense. Real estate operating expense for the year ended July 31, 1999 was $34.4 million, a decrease of $39.7 million, or 53.6%, compared to the twelve months ended July 31, 1998. The decrease in real estate operating expense is due to the sell-out of homesites at Bachelor Gulch Village in the twelve months ended July 31, 1998. Real estate cost of sales for the year ended July 31, 1999 consisted primarily of the cost of sales and real estate commissions associated with the sale of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, three development sites at Arrowhead Village and two single-family homesites and four multi-family homesites at Bachelor Gulch. Real estate cost of sales for the twelve months ended July 31, 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of 38 single-family homesites and five multi-family homesites at Bachelor Gulch, two development sites at Arrowhead, and six luxury residential condominiums at the Golden Peak base area of Vail mountain. Real estate operating expenses include selling, general and administrative expenses associated with the Company's real estate operations.

Corporate expense. Corporate expense increased by $707,000, or 12.8%, for the year ended July 31, 1999 as compared to the twelve months ended July 31, 1998. The increase is primarily attributable to an increase in professional service fees. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

Depreciation and Amortization. Depreciation and amortization expense increased by $10.3 million, or 24.0%, for the year ended July 31, 1999 as compared to the twelve months ended July 31, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the three hotel acquisitions in fiscal 1998 and one hotel acquisition and the retail/rental joint venture discussed above in fiscal 1999, and an increased fixed asset base due to fiscal 1999 capital improvements.

Interest expense. During the year ended July 31, 1999 and the twelve months ended July 31, 1998, we recorded interest expense of $25.1 million and $20.9 million, respectively, relating primarily to our Credit Facility, the Industrial Development Bonds and the subordinated debt issued in May 1999. The increase in interest expense for the year ended July 31, 1999 compared to the twelve months ended July 31, 1998, is attributable to the outstanding senior subordinated notes issued in May 1999, offset by a reduction in the balance outstanding on the Credit Facility.

Fiscal Year Ended July 31, 1999 versus Fiscal Ten Months Ended July 31, 1998 (dollars in thousands)

                                              Year             Ten Months
                                             Ended               Ended
                                            July 31,            July 31,                             Percentage
                                              1999                1998           Increase             Increase
                                      ------------------   ----------------   -----------------    ---------------
                                                                      (audited)

Resort Revenue........................  $    431,788       $   336,547         $  95,241              28.3%
Resort Operating Expense..............       339,437           217,764           121,673              55.9%

Resort Revenue. Resort Revenue for the year ended July 31, 1999 and the ten months ended July 31, 1998 are presented by category as follows (dollars in thousands):

                                              Year             Ten Months
                                             Ended               Ended                               Percentage
                                            July 31,            July 31,         Increase             Increase
                                              1999                1998           (Decrease)          (Decrease)
                                      ------------------   ----------------   -----------------    ---------------
                                                                       (unaudited)

Lift Tickets..........................  $    138,536       $   147,128         $  (8,592)             (5.8)%
Ski School............................        37,986            38,647              (661)             (1.7)%
Dining................................        62,382            48,246            14,136               29.3%
Retail/Rental.........................        77,793            19,975            57,818              289.5%
Hospitality...........................        65,839            43,127            22,712               52.7%
Other.................................        49,252            39,424             9,828               24.9%
                                      ------------------   ----------------   -----------------    ---------------

Total Resort Revenue..................  $    431,788       $   336,547          $ 95,241               28.3%
                                      ==================   ================   =================    ===============

Total Skier Days......................         4,606             4,717              (111)             (2.4)%
                                      ==================   ================   =================    ===============

ETP...................................  $      30.08       $     31.19          $  (1.11)             (3.6)%
                                      ==================   ================   =================    ===============

  Lift ticket revenue decreased due to a 2.4% decrease in total skier days as well as a 3.6% decrease in ETP. Management attributes the decrease in skier days to above-average temperatures and below-average snowfall throughout the majority of the ski season, which had a negative impact on the entire Colorado market. In addition, the adverse perception resulting from the October 19, 1998 fires on Vail Mountain, and the Canadian dollar exchange rate, which favored the Canadian ski industry, also impacted skier days. The decrease in ETP is the result of a shift in the proportion of total skier days to local and Front Range skier days. Lift tickets sold to local and Front Range skiers tend to have a lower ETP than tickets sold to destination guests. This shift mainly occurred due to the popularity of the Buddy Pass, which accounted for a significant portion of local and Front Range skier days.

  Ski and Snowboard School revenue decreased due to the overall decline in skier days as well as the shift in the proportion of total skier days from destination guests to local and Front Range skiers. Local and Front Range skiers are less likely to purchase lessons than destination skiers are. The decline in revenue was partially offset by price increases as well as an increase in the percentage of higher-priced packages sold.

  The increase in dining revenue is primarily a result of the addition of new dining facilities through acquisition and new construction coupled with modest growth at existing facilities. The Company opened TenMile Station, the first new on-mountain restaurant at Breckenridge in over 10 years, during the 1998-1999 ski season. The acquisitions of VAB and Grand Teton in fiscal 1999 each added eight dining facilities. In addition, the results of the four dining operations added through acquisition in fiscal 1998 are reflected for the full fiscal period in fiscal 1999, as opposed to the truncated period reflected during the acquisition year.

  Retail/rental revenue increased due to the Company's retail/rental joint venture (SSI Venture LLC), which increased the total number of retail/rental outlets from approximately 40 in fiscal 1998 to approximately 80 in fiscal 1999. Specialty Sports, Inc., the Company's partner in the joint venture, is one of the largest retailers of ski- and golf-related sporting goods in Colorado, and contributed approximately 30 retail and rental outlets to the joint venture.

  Hospitality revenue increased as a result of strong performance from existing operations, achieved through effective yield management and growth of the managed property inventory. The acquisitions of VAB and Grand Teton in fiscal 1999 also contributed significantly. In addition to adding lodging capacity, VAB also added property management operations and a vacation services operation/travel agency. The results of operations for the three hotel properties acquired by the Company in fiscal 1998 are also reflected for the full twelve-month period in fiscal 1999. The Company also received the benefit of a full fiscal year's revenues from its fiscal 1998 hotel acquisitions, rather than the truncated period from the acquisition date, which also contributed to the increase.

  The increase in other revenue is a result of the increased popularity of the summer mountain activities, including the Alpine Slide at Breckenridge mountain, as well as expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, growth in club operations, expanded licensing and sponsorship contracts, and increases in commercial leasing revenue. The acquisitions of VAB and Grand Teton also significantly contributed to other revenue through recreation and special events.

Resort Operating Expense. Resort operating expense for the year ended July 31, 1999 was $339.4 million, an increase of $121.7 million, or 55.9%, compared to the ten months ended July 31, 1998. The increase in resort operating expense is primarily attributable to the incremental operating expenses contributed by VAB, SSI Venture LLC and Grand Teton. In addition, operating expenses of the Company's fiscal 1998 acquisitions are reflected for the full fiscal year 1999, as opposed to the truncated period from the date of acquisition for the twelve months ended July 31, 1998. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by cost saving measures that have been implemented at all levels of our operations throughout the fiscal year.

Real Estate Revenue. Revenue from real estate operations for the year ended July 31, 1999 was $43.9 million, a decrease of $29.8 million, or 40.4%, compared to the ten months ended July 31, 1998. The decrease is attributed to the sell-out of homesites at Bachelor Gulch Village in fiscal 1998. Revenue for fiscal 1999 consisted primarily of the sales of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead Village, the sale of two single-family homesites and four multi-family homesites at Bachelor Gulch, as well as the profit share from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the year ended July 31, 1999 included the sale of 195 village condominium units, primarily at the River Run development, and 60 single-family homesites surrounding an 18-hole golf course development. Real estate revenue for the ten months ended July 31, 1998 consisted primarily of the sales of 36 single-family homesites and five multi-family homesites at Bachelor Gulch, one development site at Arrowhead, five luxury residential condominiums at the Golden Peak base area of Vail mountain and our investment in Keystone/Intrawest LLC.

Real Estate Operating Expense. Real estate operating expense for the year ended July 31, 1999 was $34.4 million, a decrease of $28.2 million, or 45.1%, compared to the ten months ended July 31, 1998. Real estate cost of sales for the year ended July 31, 1999 consisted primarily of the cost of sales and real estate commissions associated with the sale of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, three development sites at Arrowhead Village and two single-family homesites and four multi-family homesites at Bachelor Gulch. Real estate cost of sales for the ten months ended July 31, 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of 36 single-family homesites and five multi-family homesites at Bachelor Gulch, one development site at Arrowhead, and five luxury residential condominiums at the Golden Peak base area of Vail mountain. Real estate operating expenses include selling, general and administrative expenses associated with the Company's real estate operations.

Corporate expense. Corporate expense increased by $1.8 million, or 40.9%, for the year ended July 31, 1999 as compared to the ten months ended July 31, 1998. The increase is primarily attributable to an increase in professional service fees. Corporate expense includes certain executive salaries, directors' and officers' insurance, investor relations expenses and tax, legal, audit, transfer agent, and other consulting fees.

Depreciation and Amortization. Depreciation and amortization expense increased by $16.4 million, or 44.6%, for the year ended July 31, 1999 as compared to the ten months ended July 31, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the three hotel acquisitions in fiscal 1998 and one hotel acquisition and the retail/rental joint venture discussed above in fiscal 1999, and an increased fixed asset base due to fiscal 1999 capital improvements.

Interest expense. During the year ended July 31, 1999 and the ten months ended July 31, 1998, we recorded interest expense of $25.1 million and $17.8 million, respectively, relating primarily to our Credit Facility, the Industrial Development Bonds and the subordinated debt issued in May 1999. The increase in interest expense for the year ended July 31, 1999 compared to the ten months ended July 31, 1998, is attributable to the outstanding subordinated notes issued May 1999, offset by a reduction in the balance outstanding on the Credit Facility.

Fiscal Ten Months Ended July 31, 1998 versus Pro Forma Fiscal Year Ended September 30, 1997

  The following unaudited pro forma results of operations for the year ended September 30, 1997, assume the acquisition of Keystone and Breckenridge occurred on October 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. The unaudited pro forma financial information below excludes the results of Arapahoe Basin, which was divested in September 1997. A comparison of actual fiscal year 1997 results to the ten months ended July 31, 1998 would not be relevant, as the results of Keystone and Breckenridge would only be reflected from the acquisition date of January 3, 1997 in the fiscal 1997 actual results, whereas in the ten months ended July 31, 1998 Keystone and Breckenridge results are reflected for the full period.

                                                               Pro Forma
                                          Ten Months              Year
                                            Ended                Ended
                                           July 31,          September 30,                                Percentage
                                             1998                 1997                Increase             Increase
                                      ----------------   --------------------   ------------------    ---------------
                                          (audited)         (unaudited)
                                                                (dollars in thousands)
Resort Revenue........................  $   336,547        $   291,203          $   45,344              15.6%
Resort Operating Expense..............      217,764            200,515              17,249               8.6%

Resort Revenue. Resort Revenue for the ten months ended July 31, 1998 and for the fiscal year ended September 30, 1997 are presented by category as follows (dollars in thousands):

                                                               Pro Forma
                                          Ten Months              Year
                                            Ended                Ended                                    Percentage
                                           July 31,          September 30,            Increase             Increase
                                             1998                 1997               (Decrease)           (Decrease)
                                      ----------------   --------------------   ------------------    ---------------
                                                                         (unaudited)

Lift Tickets..........................  $   147,128        $   135,884          $   11,244               8.3%
Ski School............................       38,647             34,471               4,176              12.1%
Dining................................       48,246             43,704               4,542              10.4%
Retail/Rental.........................       19,975             17,624               2,351              13.3%
Hospitality...........................       43,127             33,984               9,143              26.9%
Other.................................       39,424             25,536              13,888              54.4%
                                      ----------------   --------------------   ------------------    ---------------

Total Resort Revenue..................  $   336,547        $   291,203              45,344              15.6%
                                      ================   ====================   ==================    ===============

Total Skier Days......................        4,717              4,890                (173)             (3.5%)
                                      ================   ====================   ==================    ===============

ETP...................................  $     31.19        $     27.79          $     3.40              12.2%
                                      ================   ====================   ==================    ===============

  Lift ticket revenue increased due to a 12.2% increase in effective ticket price partially offset by a 3.5% decline in the number of total skier days. The increase in ETP is primarily due to increases in lead ticket prices at each resort, a less aggressive ticket discounting strategy, and improvement in the proportion of destination skier days to total skier days. The increase in lead ticket prices and less aggressive discounting is consistent with our strategy to provide a high quality guest experience at a premium price. The improvement in the proportion of destination skier days was driven by an increase in destination skier days and a decline in local and Front Range skier days (non-destination skier days). We attribute the increase in destination guests to our new and innovative marketing and loyalty programs and continuous commitment to guest service. The decline in local and Front Range skier days is primarily attributable to unusual weather patterns and below average snowfall for much of the season at our resorts.

  Ski school revenue increased primarily due to price increases and an increase in the number of ski and snowboard lessons sold. The number of lessons increased due to an increase in the number of destination skiers, whom have a greater tendency to purchase lessons than do local and Front Range guests.
Additionally, the Beaver Creek children's program has continued its success due to a number of initiatives designed to increase participation. Demand continued to be strong for snowboarding and private lessons driven by the popularity of snowboarding and the increase in destination guests.

  Dining revenue increased as a result of strong performance from existing operations, the opening of several new dining operations, and the addition of dining operations acquired in three hotel acquisitions. Five dining operations were new to Vail Mountain in the ten months ended July 31, 1998, including the addition of two fine dining facilities from The Lodge at Vail acquisition, and two facilities in the newly renovated and expanded Golden Peak base facility, resulting in an overall seating capacity increase of 10%. Beaver Creek opened seven new operations, six of which are located in the recently completed Beaver Creek Village core, thereby increasing seating capacity by 29%. Four dining operations were new to Breckenridge and Keystone resorts during the ten months ended July 31, 1998, consisting of the operations acquired in the acquisitions of the Great Divide Lodge (formerly Breckenridge Hilton) and the Inn at Keystone and two new on-mountain operations.

  Retail and rental revenues increased due to strong performance from existing operations and the addition of three new operations. Increases in existing operations were led by the completion of the Beaver Creek Village core, which provided a complementary balance of retailers in Beaver Creek Village, making it an attractive retail shopping destination, and the newly renovated and expanded Golden Peak facility at the base of Vail Mountain. Two new rental operations were opened in Beaver Creek Village and one new retail/rental operation was opened in a strategic location at the base of Peak 8 in Breckenridge, where the Company formerly had no presence in the retail/rental market. The Company's retail and rental business also benefited from continuing improvements in inventory management and store product mix.

  Hospitality revenue increased due to an increasing base of property management services, growth in the travel and reservations businesses, and the acquisitions of The Lodge at Vail, the Great Divide Lodge (f/k/a Breckenridge Hilton), and the Inn at Keystone. Property management services contributed toward the growth over the ten months ended July 31, 1997 due to an increase in occupancy and average daily rate (defined as revenue divided by room nights) at Beaver Creek Resort driven by the increase in skier days and number of rooms under management.

  Other revenue increased as a result of the increased popularity of Adventure Ridge at the top of Vail Mountain, expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, the expansion of the Beaver Creek Club, licensing and sponsorship revenue growth, and increases in brokerage and commercial leasing revenue.

Resort Operating Expense. Resort Operating Expense was $217.8 million for the ten months ended July 31, 1998, compared to $200.5 million for the year ended September 30, 1997. As a percentage of Resort Revenue, Resort Operating Expense decreased from 68.9% in fiscal 1997 to 64.7% in the ten months ended July 31, 1998. The overall increase in Resort Operating Expense is attributable to increased variable operating expenses resulting from the increased level of Resort Revenue derived from non-lift businesses such as dining, retail/rental, hospitality and other operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

  Cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the year ended July 31, 1999, the Company made payments of $33.8 million for the acquisition of the Village at Breckenridge, $10.5 million for the acquisition of additional retail operations (through the Company's retail/rental joint venture), $55.0 million for the acquisition of Grand Teton Lodge Company, $65.2 million for resort capital expenditures, and $32.9 million for investments in real estate.

  On August 13, 1998 the Company purchased 100% of the outstanding stock of Village at Breckenridge for a total purchase price of $33.8 million. Village at Breckenridge owned and operated The Village at Breckenridge, which is strategically located at the base of Peak 9 at Breckenridge Mountain Resort. Included in the acquisition were the 60-room Village Hotel, the 71-room Breckenridge Mountain Lodge, two property management companies which currently hold contracts for approximately 360 condominium units, eight restaurants, approximately 28,000 square feet of retail space leased to third parties, and approximately 32,000 square feet of convention and meeting space. In addition, the acquisition included the Maggie Building, which is generally considered to be the primary base lodge of Breckenridge Mountain Resort, but until now has neither been owned nor managed by the Company. This transaction also included Village at Breckenridge's other Breckenridge assets, including the Bell Tower Mall and certain other real estate parcels which we sold on April 10, 1999 to East West Partners of Avon, Colorado for $10 million. The acquisition was funded with proceeds from the Credit Facility.

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

  On June 14, 1999 the Company purchased 100% of the outstanding shares of Grand Teton Lodge Company ("Grand Teton"), a Wyoming corporation, from CSX Corporation for a total purchase price of $55 million. Grand Teton operates four resort properties in the Jackson Hole valley in Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. Grand Teton operates the first three properties, all located within the Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by Grand Teton and includes approximately 30 acres of developable land.

  Resort capital expenditures for the year ended July 31, 1999 were $65.2 million. Investments in real estate for that period were $32.9 million. The primary projects included in resort capital expenditures were (i) trail and infrastructure improvements and a new high-speed quad chairlift at Keystone Mountain, (ii) upgrades to the snowmaking system at Keystone, (iii) terrain and facilities improvements and a new on-mountain restaurant at Breckenridge Mountain, (iv) expansion of the children's ski school at Beaver Creek, (v) expansion of Adventure Ridge at Vail, (vi) development of Adventure Point at Keystone, (vii) expansion of the grooming fleet at all four resorts, (viii) upgrades to office and front line information systems, (ix) significant renovations of the Great Divide Lodge as well as minor renovations at our other hotels, and (x) infrastructure for the Blue Sky Basin expansion on Vail Mountain. The primary projects included in investments in real estate were (i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages, (ii) construction of the Arrowhead Alpine Club, (iii) golf course development, and (iv) investments in developable land at strategic locations at all four ski resorts.

  The Company estimates that it will make resort capital expenditures of approximately $55 million to $65 million during fiscal 2000. The primary projects are anticipated to include (i) continued construction of the Blue Sky Basin expansion on Vail Mountain, (ii) reconstruction and expansion of Two Elk lodge on Vail Mountain, (iii) a new high-speed six-passenger chairlift at Breckenridge, (iv) construction of a 37,500 square foot exhibit hall at the Keystone Conference Center, (v) a new private on-mountain dining facility at Beaver Creek, (vi) continued construction of the Arrowhead Alpine Club, and
(vii) upgrades to back office information systems. Investments in real estate during fiscal 2000 are expected to total approximately $26 million. The primary projects are anticipated to include (i) continued development of Bachelor Gulch and Arrowhead Villages, (ii) architectural and engineering planning for future developments at Breckenridge, Vail and Avon, (iii) golf course development near Beaver Creek, and (iv) investments in developable land at strategic locations at all four resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

  During the year ended July 31, 1999, the Company generated $106.8 million in cash from its financing activities, consisting of net long-term debt borrowings of $114.2 million and $0.7 million received from the exercise of employee stock options. Cash in the amount of $8.1 million was paid out for deferred financing costs related to the debt offering and amended credit facility.

  The Company completed a $200 million debt offering of Senior Subordinated Notes (the "Notes") on May 11, 1999. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15, beginning November 15, 1999. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. Net proceeds from the offering were $194.3 million, and were applied against the outstanding balance on the Credit Facility. The terms of the Notes restrict the Company's ability to incur additional debt, pay dividends or dispose of significant assets.

  In conjunction with the debt offering the Company amended its Credit Facility on May 11, 1999. The amended Credit Facility provides the Company with additional financial flexibility. Borrowings under the amended Credit Facility bear interest annually, at the Company's option, at the rate of either (i) LIBOR (5.19% at July 31, 1999) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (8.375% at July 31, 1999) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of total Funded Debt to Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

  During the year ended July 31, 1999, 67,360 employee stock options were exercised at exercise prices ranging from $6.85 to $10.75. Additionally, 8,195 shares were issued to management under the Company's restricted stock plan.

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

  State of Readiness. The Year 2000 issue is being addressed internally by the Company's individual business units under the direction of the information systems department. The Company has established a Year 2000 task force consisting of representatives from all major business units to coordinate its Year 2000 efforts, and progress is reported periodically to a Year 2000 executive committee consisting of certain senior management members.

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

  The Company has traditionally upgraded and replaced its information technology systems on a regular basis. As a result of this process, most of the Company's information technology systems and applications are currently Year 2000 compliant. In the remaining information technology area, inventory and assessment audits in the telecommunications, mainframe, midrange and distributed applications areas are substantially complete with remediation, verification and testing expected to be completed by October 31, 1999. With respect to operations equipment, the Company has identified areas that it considers "mission critical", in that a Year 2000 failure could impact the health or safety of employees or resort guests or could have a material adverse effect on the Company's operations. The Company has engaged a third party consultant to assist in completing inventory and assessment audits of operations equipment. The Company has extended its targeted completion date for these audits to October 31, 1999 to allow the outside consulting firm to perform the necessary work. The Company now expects remediation, verification and testing with respect to operations equipment to be completed by November 30, 1999.

  The Company is communicating with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on the Company's operations. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors; therefore, third party impact is expected to be minimal. The Company is seeking confirmation of Year 2000 compliance from critical suppliers and identifying alternative suppliers as part of its contingency plans. The Company will seek letters of compliance or other satisfactory evidence of compliance (for example, web site disclosures) from certain non-critical suppliers based on risk assessment of such suppliers. Risk
assessment with respect to external parties has been completed    although
monitoring of risk in this area will continue throughout 1999, as many external parties will not have completed their work with respect to the Year 2000 issue.

  Costs. The total estimated multi-year cost of the Year 2000 project is estimated to be between $900,000 and $1,100,000 and is being funded from operating cash flow. These costs are not expected to be material to the Company's consolidated results of operations, liquidity or capital resources.
Of the total project cost, approximately $600,000 is attributable to the purchase of new software or equipment that will be capitalized. The remaining costs will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs that are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. As of July 31, 1999 $773,000 of the total estimated Year 2000 project costs have been incurred of which $300,000 has been expensed and $473,000 was capitalized. Fiscal 1998 expensed costs were approximately $150,000, and expensed costs for the year ended July 31, 1999 were approximately $150,000. Costs exclude expenditures for systems that were replaced under the Company's regularly planned schedule.

  Risks. Failure to address a Year 2000 issue could result in a business disruption that could materially affect the Company's operations, liquidity or capital resources. Management believes that the most reasonably likely worst case scenario would consist of isolated instances of minor system or equipment failures, for which the Company will have developed contingency plans.

  There is still uncertainty around the scope of the Year 2000 issue and its implications for the Company. At this time management cannot quantify the potential impact of these failures. Due to the general uncertainty inherent in the Year 2000 problem, as well as, in part, the uncertainty of the Year 2000 readiness of suppliers and the current status of the Company's Year 2000 program, management is unable to determine at this time whether any Year 2000 failures will have material adverse consequences on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 program and related contingency plans are being developed to address issues within the Company's control and to reduce the level of the Company's uncertainty about its Year 2000 issues. The program minimizes, but does not eliminate, the issues relating to external parties. Further, there can be no assurance that the Company will successfully identify or remediate its potential Year 2000 problems and failure to do so may have a material adverse effect on the Company.

  Contingency Plans. The Company is developing contingency plans which will consider, among other factors, the results and responses from communications with material third parties in determining the nature and the scope of such contingency plans. However, generally, the Company's contingency plans will include, but are not limited to, development of manual work-arounds to system failures, identification of alternative sources for goods and services and reasonable increases in the amount of on-hand goods and supplies. Typically these plans address the anticipated consequences of single events, while the scope of the Year 2000 issues may cause multiple concurrent events for a longer duration. Development of contingency plans for single events is expected to be completed by October 31,1999 and development of contingency plans for multiple concurrent events is in progress and is expected to be completed by November 30, 1999.

  The costs of the project, estimated completion dates, worst-case scenario and other forward-looking statements above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved, or that events will occur as projected, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, timely implementation of and allocation of resources to the Company's Year 2000 program, success in identifying computer systems and non-information technology systems that contain two digit date codes, appropriate risk assessment and prioritization of such systems, the nature and amount of programming and testing required and the time it actually takes to upgrade, replace or otherwise take corrective action with respect to each of the affected systems and the success of the Company's suppliers and other external parties with which the Company interacts in addressing their Year 2000 issues.

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

SEASONALITY AND QUARTERLY RESULTS

  The Company's ski and resort operations are extremely seasonal in nature. In particular, revenues and profits at the Company's ski resorts are substantially lower, historically resulting in losses, in the summer months due to the closure of its ski operations. Conversely, Grand Teton's peak operating season occurs during the summer months while the winter season generally results in operating losses due to closure of all revenue operations. However, revenues and profits generated by Grand Teton's summer operations are not sufficient to fully offset the Company's off-season losses from its ski resorts. During the 1999 fiscal year, 79.8% of total resort revenues were earned during the second and third fiscal quarters. Quarterly results may be materially affected by the timing of snowfall and the integration of acquisitions. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.
The Company is taking steps to smooth its earnings cycle by investing in additional summer activities such as golf course development, including acquiring new resorts, such as Grand Teton. (See Note 15 of Notes to Consolidated Financial Statements for Quarterly Financial Highlights).

ECONOMIC DOWNTURN

  Skiing and tourism are discretionary recreational activities that can be impacted by a significant economic slowdown, which, in turn, could impact the Company's operating results. Although historically economic downturns have not had an adverse impact on the Company's operating results, there can be no assurance that a decrease in the amount of discretionary spending by the public in the future would not have an adverse effect on the Company.

UNFAVORABLE WEATHER CONDITIONS

  The ski industry's ability to attract visitors to its resorts is influenced by weather conditions and the amount of snowfall during the ski season.
Unfavorable weather conditions can adversely affect skier days. In the past 20 years the Company's ski resorts have averaged between 300 and 350 inches of annual snowfall, significantly in excess of the average for U.S. ski resorts. Despite the substantial snowfall, the Company manages its exposure to unfavorable weather conditions by investing in the latest technology in snowmaking systems and actively acquiring additional water rights, which has allowed the Company to offer its guests more predictable and more consistent snow conditions, particularly during the early and late ski season. Although historically unfavorable weather conditions as a single factor have not had a materially adverse impact on the Company's operating results, there can be no assurance that unfavorable weather conditions in the future would not have an adverse effect on the Company's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating-rate debt. Swap Agreements exchange floating-rate for fixed-rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of July 31, 1999, the Company had Swap Agreements in effect with notional amounts totaling $150.0 million, of which $75.0 million will mature in February 2000. The remaining $75.0 million will mature December 2002. Borrowings not subject to Swap Agreements at July 31, 1999 totaled $267.9 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating-rate borrowings outstanding during the year ended July 31, 1999, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $16,417. Management believes that these amounts are not significant to the Company's earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VAIL RESORTS, INC.

Consolidated Financial Statements for the Year Ended July 31, 1999, the Ten Months Ended July 31, 1998, and the Year Ended September 30, 1997

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Vail Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of VAIL RESORTS, INC. and subsidiaries as of July 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 1999, the ten-month period ended July 31, 1998 and the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vail Resorts, Inc. and subsidiaries as of July 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended July 31, 1999, the ten-month period ended July 31, 1998 and the year ended September 30, 1997, in conformity with generally accepted accounting principals, in conformity with generally accepted accounting principals.



Arthur Andersen LLP

Denver, Colorado,
October 14, 1999

                              Vail Resorts, Inc.
                          Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                                            July 31,    July 31,
                                                              1999        1998
                                                           ----------   --------
Assets
Current assets:
  Cash and cash equivalents............................... $   18,302   $ 13,366
  Restricted cash.........................................      7,022      6,146
  Trade receivables, net of allowances of $959 and $1,220,
   respectively...........................................     29,650     22,224
  Notes receivable........................................         --      4,263
  Inventories.............................................     22,805      8,893
  Deferred income taxes (Note 9)..........................     10,404     12,126
  Other current assets....................................      4,512      4,708
                                                           ----------   --------

    Total current assets..................................     92,695     71,726
Property, plant and equipment, net (Note 7)...............    611,141    501,371
Real estate held for sale and investment..................    152,508    138,916
Deferred charges and other assets.........................     30,011     12,605
Notes receivable, non-current portion.....................      1,380      1,372
Intangible assets, net (Note 7)...........................    201,504    186,132
                                                           ----------   --------
    Total assets.......................................... $1,089,239   $912,122
                                                           ==========   ========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses (Note 7).......... $   89,445   $ 55,012
  Income taxes payable....................................      1,633      2,239
  Long-term debt due within one year (Note 6).............      2,057      1,734
                                                           ----------   --------

    Total current liabilities.............................     93,135     58,985
Long-term debt (Note 6)...................................    396,129    282,280
Other long-term liabilities...............................     31,146     28,886
Deferred income taxes (Note 9)............................     84,728     79,347
Commitments and contingencies (Note 11)                            --         --
Minority interest in net assets of consolidated joint
 venture                                                        7,326         --
Stockholders' equity (Notes 1 and 14):
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, no shares issued and outstanding...........         --         --
  Common stock--
    Class A common stock, convertible to common stock,
     $.01 par value, 20,000,000 shares authorized,
     7,439,834 and 7,639,834 shares issued and outstanding
     as of July 31, 1999 and July 31, 1998, respectively..         74         76
    Common stock, $.01 par value, 40,000,000 shares
     authorized, 27,092,901 and 26,817,346 shares issued
     and outstanding as of July 31, 1999 and July 31,
     1998, respectively...................................        271        269
    Additional paid-in capital............................    402,923    401,563
    Retained earnings.....................................     73,507     60,716
                                                           ----------   --------
      Total stockholders' equity..........................    476,775    462,624
                                                           ----------   --------
      Total liabilities and stockholders' equity.......... $1,089,239   $912,122
                                                           ==========   ========

 The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              VAIL RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                                        Year     Ten Months       Year
                                                                       Ended        Ended        Ended
                                                                      July 31,    July 31,    September 30,
                                                                        1999        1998          1997
                                                                      --------   ----------   -------------
Net revenues:
 Resort.............................................................. $431,788   $  336,547   $     259,038
 Real estate.........................................................   43,912       73,722          71,485
                                                                      --------   ----------   -------------
   Total net revenues................................................  475,700      410,269         330,523
Operating expenses:
 Resort..............................................................  339,437      217,764         172,715
 Real estate.........................................................   34,386       62,619          66,307
 Corporate expense...................................................    6,250        4,437           4,663
 Depreciation and amortization.......................................   53,256       36,838          34,044
                                                                      --------   ----------   -------------
   Total operating expenses..........................................  433,329      321,658         277,729
                                                                      --------   ----------   -------------
Income from operations...............................................   42,371       88,611          52,794
Other income (expense):
 Investment income...................................................    1,624        1,784           1,762
 Interest expense....................................................  (25,099)     (17,789)        (20,308)
 Gain (loss) on disposal of fixed assets.............................    3,283       (1,706)           (182)
 Other income (expense)..............................................       63         (736)           (383)
 Minority interest in net income of consolidated joint venture.......   (1,448)          --              --
                                                                      --------   ----------   -------------
Income before income taxes...........................................   20,794       70,164          33,683
Provision for income taxes (Note 9)..................................   (8,003)     (29,146)        (13,985)
                                                                      --------   ----------   -------------
Net income........................................................... $ 12,791   $   41,018   $      19,698
                                                                      ========   ==========   =============

Net income per common share (Notes 2 and 4):
 Basic............................................................... $   0.37   $     1.20   $        0.66
                                                                      ========   ==========   =============
 Diluted............................................................. $   0.37   $     1.18   $        0.64
                                                                      ========   ==========   =============

 The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              VAIL RESORTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                                   Common Stock
                                     ---------------------------------------------
                                                     Shares                          Additional   Retained       Total
                                     ------------------------------------              Paid-in    Earnings    Stockholders'
                                       Class A      Common        Total     Amount     Capital    (Deficit)      Equity
                                     ----------   ----------   ----------   ------   ----------   ---------   -------------
Balance, September 30, 1996........  12,426,220    7,573,780   20,000,000   $  200   $  123,707   $      --   $     123,907
Net income for the year ended
 September 30, 1997................          --           --           --       --           --      19,698          19,698
Issuance of shares pursuant to
 options exercised (Note 13).......          --      744,482      744,482        7       10,212          --          10,219
Issuance of shares in acquisition
 of resort, net (Note 5)...........          --    7,554,406    7,554,406       76      151,012          --         151,088
Issuance of shares in initial
 public offering, net..............          --    5,000,000    5,000,000       50       98,100          --          98,150
Issuance of shares in acquisition
 of retail space, net..............          --      106,761      106,761        1        2,348          --           2,349
Compensation expense related to
 employee stock options............          --           --           --       --          255          --             255
Shares of Class A Common Stock
 Converted to Common Stock (Note
 14)...............................    (786,386)     786,386           --       --           --          --              --
                                     ----------   ----------   ----------   ------   ----------   ---------   -------------
Balance, September 30, 1997........  11,639,834   21,765,815   33,405,649   $  334   $  385,634   $  19,698   $     405,666
Net income for the ten-month
 period ended July 31, 1998........          --           --           --       --           --      41,018          41,018
Issuance of shares pursuant to
 options exercised (Note 13).......          --    1,043,271    1,043,271       11        7,990          --           8,001
Tax effect of stock option
 exercises.........................          --           --           --       --        7,669          --           7,669
Restricted stock issued (Note 13)..          --        8,260        8,260       --          270          --             270
Shares of Class A Common Stock
 Converted to Common Stock (Note
 14)...............................  (4,000,000)   4,000,000           --       --           --          --              --
                                     ----------   ----------   ----------   ------   ----------   ---------   -------------
Balance, July 31, 1998.............   7,639,834   26,817,346   34,457,180   $  345   $  401,563   $  60,716   $     462,624
Net income for the year ended July
 31, 1999..........................          --           --           --       --           --      12,791          12,791
Issuance of shares pursuant to
 options exercised (Note 13).......          --       67,360       67,360       --          677          --             677
Tax effect of stock option
 exercises.........................                                             --          435          --             435
Restricted stock issued (Note 13)..          --        8,195        8,195       --          248          --             248
Shares of Class A Common Stock
 Converted to Common Stock (Note
 14)...............................    (200,000)     200,000           --       --           --          --              --
                                     ----------   ----------   ----------   ------   ----------   ---------   -------------
Balance, July 31, 1999.............   7,439,834   27,092,901   34,532,735   $  345   $  402,923   $  73,507   $     476,775
                                     ==========   ==========   ==========   ======   ==========   =========   =============

 The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              VAIL RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   Year      Ten Months       Year
                                                                                   Ended        Ended        Ended
                                                                                 July 31,     July 31,    September 30,
                                                                                   1999         1998          1997
                                                                                 ---------   ----------   -------------
Cash flows from operating activities:
 Net income....................................................................  $  12,791   $   41,018   $      19,698
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization.................................................     53,256       36,838          34,044
 Deferred compensation payments in excess of expense...........................         --           --            (331)
 Non-cash cost of real estate sales............................................     23,779       49,112          52,647
 Non-cash compensation related to stock grants (Note 13).......................        358          285             306
 Non-cash compensation related to stock options................................         --           --             255
 Non-cash equity income........................................................       (224)      (2,973)           (701)
 Deferred financing costs amortized............................................        742          448             389
 (Gain) loss on disposal of fixed assets.......................................     (3,283)       1,706             182
 Deferred income taxes, net (Note 9)...........................................      8,003       29,146           7,413
 Minority interest in net income of consolidated joint venture.................      1,448           --              --
Changes in assets and liabilities:
 Restricted cash...............................................................       (876)        (415)            529
 Accounts receivable, net......................................................     (5,728)      (4,358)          2,089
 Notes receivable, net.........................................................      4,263          (93)         (4,469)
 Inventories...................................................................     (6,554)       2,497            (835)
 Accounts payable and accrued expenses.........................................     20,136      (16,226)        (10,712)
 Other assets and liabilities..................................................     (5,501)      (2,642)          2,867
                                                                                 ---------   ----------   -------------
   Net cash provided by operating activities...................................    102,610      134,343         103,371
Cash flows from investing activities:
 Cash paid in resort acquisition, net of cash acquired.........................    (48,360)          --        (146,386)
 Cash paid in hotel acquisitions, net of cash acquired.........................    (33,800)     (54,250)             --
 Cash paid by consolidated joint venture in acquisition of retail operations...    (10,516)
 Cash paid in acquisition of warehouse complex.................................     (8,600)
 Investments in joint ventures.................................................     (5,000)          --           2,511
 Resort capital expenditures...................................................    (65,168)     (80,454)        (51,020)
 Investments in real estate....................................................    (32,980)     (15,661)        (56,947)
                                                                                 ---------   ----------   -------------
   Net cash used in investing activities.......................................   (204,424)    (150,365)       (251,842)
Cash flows from financing activities:
 Proceeds from initial public offering.........................................         --           --          98,150
 Proceeds from the exercise of stock options...................................        678        8,001              --
 Payments under Rights.........................................................         --       (5,707)        (42,175)
 Refund of bond reserve fund...................................................         --        3,297              --
 Cash payment of deferred financing costs......................................     (8,100)          --              --
 Proceeds from borrowings under long-term debt.................................    416,642      334,000         235,000
 Payments on long-term debt....................................................   (302,470)    (318,345)       (139,984)
                                                                                 ---------   ----------   -------------
   Net cash provided by financing activities...................................    106,750       21,246         150,991
                                                                                 ---------   ----------   -------------
Net increase in cash and cash equivalents......................................      4,936        5,224           2,520
Cash and cash equivalents:
 Beginning of period...........................................................     13,366        8,142           5,622
 End of period.................................................................  $  18,302   $   13,366   $       8,142
                                                                                 =========   ==========   =============

Cash paid for interest.........................................................  $  21,022   $   16,336   $      20,166
                                                                                 =========   ==========   =============
Taxes paid, net of refunds.....................................................  $     850   $       --   $       1,925
                                                                                 =========   ==========   =============

Supplemental disclosure of non-cash transactions:
Issuance of common stock in resort acquisition.................................                           $     151,088
                                                                                                          =============
Assumption of liabilities in resort acquisition................................                           $      91,480
                                                                                                          =============
Option exercise (Note 13)......................................................                           $       2,740
                                                                                                          =============
Issuance of common stock in purchase of retail space...........................                           $       2,349
                                                                                                          =============

 The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments--resort and real estate. Vail Associates, Inc., an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries, (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates Grand Teton Lodge Company ("Grand Teton"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Company's mountain resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from mid-October through mid-May; the Company's operations at Grand Teton generally run from mid-May through mid-October.

2. Summary of Significant Accounting Policies

Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company holds a controlling interest. Investments in joint ventures in which the Company does not have a controlling interest are accounted for under the equity method. All significant intercompany transactions have been eliminated.

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

Inventories--The Company's inventories consist primarily of purchased retail goods, food, and spare parts. Inventories are stated at the lower of cost or market, determined using an average weighted cost method for retail inventories and using the first-in, first-out (FIFO) method for all other inventories. The Company records a reserve for shrinkage and obsolete inventory.

Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is calculated generally on the straight-line method based on the following useful lives:

                                                     Estimated
                                                       Life
                                                     ---------
   Land improvements................................    40
   Buildings and terminals..........................    40
   Ski lifts........................................    15
   Machinery, equipment, furniture and fixtures.....   3-12
   Automobiles and trucks...........................   3-5

   Ski trails are depreciated over the life of their respective United States Forest Service permits.

Real Estate Held for Sale-- The Company capitalizes as land held for sale the original acquisition cost (or appraised value as of the effective date, as defined below), direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 1999 and 1997 totaled $0.2 million and $0.5 million, respectively. There was no interest capitalized on real estate development projects during fiscal 1998.

   The Company is a member in the Keystone/Intrawest L.L.C. ("Keystone JV"), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in the Keystone JV, including the Company's equity earnings from the inception of the Keystone JV, are reported as real estate held for sale in the accompanying balance sheets as of July 31, 1999 and 1998. The Company recorded $7.7 million and $2.9 million in equity income for the fiscal year ended July 31, 1999 and the ten-month period ended July 31, 1998, respectively.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective original lives of the applicable debt issues.

Interest Rate Agreements--The Company enters into interest rate exchange agreements, or swap agreements, to hedge against fluctuating interest rates.
The swap agreements, which are derivatives of the Company's existing debt agreements, exchange the interest rate on all or a portion of the Company's debt for either fixed- or floating-rate interest agreements. Net interest is accrued as either interest receivable or interest payable with the offset recorded in interest expense. Any premium paid is amortized over the life of the agreement.

Intangible Assets--Upon emergence from bankruptcy on October 8, 1992, the Company's reorganization value exceeded the amounts allocated to the net tangible and other intangible assets of the Company. This excess reorganization value has been classified as an intangible asset on the Company's balance sheet. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Intangible assets are recorded net of accumulated amortization in the accompanying consolidated balance sheet and amortized using the straight-line method over their estimated useful lives as follows:

   Excess reorganization value...................    20 years
   Goodwill...................................... 15-40 years
   Trademarks....................................    40 years
   Other intangibles.............................  3-15 years

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of July 31, 1999, management believes that there has not been any impairment of the Company's long-lived assets, goodwill or other identifiable intangibles.

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

Deferred Revenue--The Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary.

Advertising Costs--Advertising costs are expensed the first time the advertising takes place. Advertising expense for the fiscal year ended July 31, 1999, the ten-month period ended July 31, 1998 and the fiscal year ended September 30, 1997 was $8.8 million, $8.7 million and $8.8 million, respectively. At July 31, 1999 and 1998, advertising costs of $610,000 and $900,000, respectively, are reported as current assets in the Company's consolidated balance sheets.

Income Taxes--The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, a deferred tax liability or asset is recognized for the effect of temporary differences between financial reporting and income tax reporting (See
Note 9).

Net Income Per Share--In accordance with SFAS 128, "Earnings Per Share", the company computes net income per share on both the basic and diluted basis (See
Note 4).

Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Industrial Development Bonds and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The estimated fair values of the Industrial Development Bonds and other long-term debt at July 31, 1999 and 1998 are presented below (in thousands):

                                        July 31, 1999         July 31, 1998
                                     -------------------   ------------------
                                     Carrying    Fair      Carrying    Fair
                                       Value     Value       Value     Value
                                     --------   --------   --------   -------
   Senior Subordinated Notes........ $200,000   $153,877   $    --    $    --
   Industrial Development Bonds..... $ 63,200   $ 65,746   $64,560    $76,935
   Other Long Term Debt............. $  4,686   $  4,627   $ 1,370    $ 1,414

Stock Compensation--The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure requirements of SFAS No.123, "Accounting for Stock-Based Compensation" (See Note 13).

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

New Accounting Standards--The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", as of August 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard had no impact on the Company's financial statements, as there are no differences between net income and comprehensive income for the periods reported herein.

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for fiscal year 1999. SFAS No. 131, among other things, established standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment.

   The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in Fiscal 2001. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value. It also requires the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period for certain types of hedges. For all other types of derivatives, changes in fair value will be required to be reflected in earnings in the period of change. The Company is currently evaluating the impact the requirement will have on its financial statements.

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

   The AcSEC issued SOP 98-5, which requires that all non-governmental entities expense costs of start-up activities as incurred. The effective date for this pronouncement is for fiscal years beginning after December 15, 1998. The Company is in the process of reviewing its current policies for accounting for costs associated with start-up activities and how they may be affected by SOP 98-5.

3. Change in Fiscal Year End

   On September 1, 1997, the Company changed its fiscal year end from September 30 to July 31, beginning with fiscal year 1998. Comparative results of operations of the Company for the ten months ended July 31, 1998 and 1997 are as shown below. Also presented is the Company's 1998 fiscal year restated for the July 31, 1998 year end.

                                                                                Twelve Months
                                                    Ten Months Ended July 31,   Ended July 31,
                                                    -------------------------   --------------
                                                       1998          1997            1998
                                                    ---------     -----------   --------------
                                                    (audited)     (unaudited)     (unaudited)
   Net revenue
    Resort......................................... $ 336,547     $   248,511   $      350,498
    Real estate....................................    73,722          61,104           84,177
                                                    ---------     -----------   --------------
      Net revenues.................................   410,269         309,615          434,675
   Operating expenses
    Resort.........................................   217,764         153,212          238,889
    Real estate....................................    62,619          54,944           74,057
    Corporate expense..............................     4,437           3,557            5,543
    Depreciation and amortization..................    36,838          27,604           42,965
    Reorganization charge..........................        --           2,200               --
                                                    ---------     -----------   --------------
      Total operating expenses.....................   321,658         241,517          361,454
                                                    ---------     -----------   --------------

   Income from operations..........................    88,611          68,098           73,221
   Other income (expense)
    Investment income..............................     1,784           1,372            2,174
    Interest expense...............................   (17,789)        (17,236)         (20,891)
    Gain (loss) on sale of fixed assets............    (1,706)           (100)          (1,788)
    Other..........................................      (736)             87           (1,217)
                                                    ---------     -----------   --------------
   Income before income taxes......................    70,164          52,221           51,499
   Credit (provision) for income taxes.............   (29,146)        (21,781)         (21,426)
                                                    ---------     -----------   --------------
   Net income...................................... $  41,018     $    30,440   $       30,073
                                                    =========     ===========   ==============

   Basic net income per common share............... $    1.20     $      1.06   $         0.88
                                                    =========     ===========   ==============
   Diluted net income per common share............. $    1.18     $      1.02   $         0.87
                                                    =========     ===========   ==============

4. Net Income Per Common Share

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("EPS") effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the dual presentation of basic (replaces primary EPS) and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company. Pro forma presentation and disclosure requirements are supplied for prior period comparisons in accordance with the statement.

                                       Fiscal Year Ended   Ten Months Ended   Fiscal Year Ended
                                            July 31,            July 31,        September 30,
                                              1999                1998               1997
                                       -----------------   ----------------   -----------------
                                        Basic    Diluted    Basic   Diluted    Basic    Diluted
                                       -------   -------   -------  -------   -------   -------
Net income per common share:
Net income                             $12,791   $12,791   $41,018  $41,018   $19,698   $19,698

Weighted-average shares outstanding     34,562    34,562    34,204   34,204    30,067    30,067
Effect of dilutive stock options            --       233        --      547        --       912
                                       -------   -------   -------  -------   -------   -------
Total shares                            34,562    34,795    34,204   34,751    30,067    30,979
                                       -------   -------   -------  -------   -------   -------
Net income per common share            $  0.37   $  0.37   $  1.20  $  1.18   $  0.66   $  0.64
                                       =======   =======   =======  =======   =======   =======

5. Acquisitions and Business Combinations

   On August 1, 1998, the Company entered into a joint venture with one of the largest retailers of ski- and golf-related sporting goods in Colorado. The two companies merged their retail operations into a joint venture named SSI Venture LLC. The Company contributed its retail and rental operations to the joint venture and holds a 51.9% share of the joint venture. Specialty Sports, Inc. contributed 30 stores located in Denver, Boulder, Aspen, Telluride, Vail and Breckenridge to the joint venture and holds a 48.1% share in the joint venture. The owners and operators of Specialty Sports, Inc., the Gart family, have been operating in the sporting goods industry in Colorado since 1929 and run the day-to-day operations of SSI Venture LLC. The Company participates in the strategic and financial management of the joint venture. SSI Venture LLC is a fully consolidated entity in the Company's accompanying financial statements with the minority interest in earnings and net assets appropriately reflected on the financial statements.

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

   On June 14, 1999, the Company purchased 100% of the outstanding shares of Grand Teton Lodge Company, a Wyoming corporation, from CSX Corporation for a total purchase price of $55 million. The Grand Teton Lodge Company operates four resort properties in northwestern Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. Grand Teton Lodge Company operates the first three properties, all located within Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by Grand Teton Lodge Company and includes approximately 30 acres of developable land.

6. Long-Term Debt

   Long-term debt as of July 31, 1999 and 1998 is summarized as follows (in thousands):

                                         (e)             July 31,
                                       Maturity      1999       1998
                                       ---------   --------   --------
   Industrial Development Bonds (a)    2000-2020   $ 63,200   $ 64,560
   Revolving Credit Facilities (b)          2003    130,300    218,000
   Senior Subordinated Notes(c)             2009    200,000         --
   Other (d)                           2000-2029      4,686      1,454
                                                   --------   --------
                                                    398,186    284,014
   Less:  Current Maturities                          2,057      1,734
                                                   --------   --------
                                                   $396,129   $282,280
                                                   ========   ========

   a) The Company has $41.2 million of outstanding Industrial Development Bonds (the "Industrial Development Bonds") issued by Eagle County, Colorado that mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010.

   b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. In conjunction with the private debt offering discussed below, the Company amended its Credit Facility on May 11, 1999. Borrowings under the Credit Facility as amended bear interest annually at the Company's option at the rate of (i) LIBOR (5.19% at July, 31, 1999) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (8.375 at July 31, 1999) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

       On December 30, 1998, SSI Venture LLC established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. The SSV Facility consists of (i) a $10 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. Minimum amortization under the Tranche B Term Loan Facility is $1.38 million, $1.75 million, $2.25 million, $2.63 million, and $1.38 million during the fiscal years 2000, 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSI Venture LLC also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

   c) The Company completed a $200 million debt offering of Senior Subordinated Notes (the "Notes") on May 11, 1999. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15, beginning November 15, 1999. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The proceeds of the offering were used to reduce the Company's outstanding debt under the Credit Facility.

   d) Other obligations bear interest at rates ranging from 0.0% to 6.5% and have maturities ranging from 1999 to 2028.

   e)  Maturities are based on the Company's July 31 fiscal year end.

   Aggregate maturities for debt outstanding are as follows (in thousands):

                                                          July 31,
   Due during the twelve months ending July 31.             1999
                                                          --------
   2000.................................................  $  2,057
   2001.................................................     2,217
   2002.................................................     2,694
   2003.................................................   124,980
   2004.................................................     1,433
   Thereafter...........................................   264,805
                                                          --------
      Total Debt........................................  $398,186
                                                          ========

7. Supplementary Balance Sheet Information (in thousands)

   The composition of property, plant and equipment follows:

                                                  July 31,
                                              1999        1998
                                            ---------   --------
Land and land improvements................. $ 133,354   $115,516
Buildings and terminals....................   287,870    227,956
Machinery and equipment....................   208,740    175,453
Automobiles and trucks.....................    15,300     10,900
Furniture and fixtures.....................    46,405     35,968
Construction in progress...................    48,649     21,851
                                            ---------   --------
                                              740,318    587,644
Accumulated depreciation...................  (129,177)   (86,273)
                                            ---------   --------
Property, Plant and Equipment, net......... $ 611,141   $501,371
                                            =========   ========

   Depreciation expense for the year ended July 31, 1999, the ten months ended July 31, 1998 and the year ended September 30, 1997 totaled $43.5 million, $28.4 million, and $25.1 million, respectively.

   The composition of intangible assets follows:

                                                  July 31,
                                              1999        1998
                                            ---------   --------
Trademarks................................. $  42,611   $ 42,611
Other intangible assets....................    43,213     38,802
Goodwill...................................   144,775    125,307
Excess reorganization value (See Note 2)...    24,593     24,593
                                            ---------   --------
                                            $ 255,192   $231,313
Accumulated amortization...................   (53,688)   (45,181)
                                            ---------   --------
                                            $ 201,504   $186,132
                                            =========   ========

   Amortization expense for the fiscal year ended July 31, 1999, the ten months ended July 31, 1998 and for the fiscal year ended September 30, 1997 totaled $9.8 million, $8.4 million, and $8.9, respectively.

7. Supplementary Balance Sheet Information (in thousands)

   The composition of accounts payable and accrued expenses follows:

                                                                July 31,
                                                             1999     1998
                                                           -------   -------
Trade payables............................................ $42,761   $24,637
Deposits..................................................  11,894     4,516
Accrued salaries and wages................................  13,969     8,930
Accrued interest..........................................   6,301     3,051
Property taxes............................................   5,770     4,144
Liability to complete real estate sold, short term........   1,718     2,910
Other accruals............................................   7,032     6,824
                                                           -------   -------
                                                           $89,445   $55,012
                                                           =======   =======

8. Retirement and Profit Sharing Plans

   The Company maintains a defined contribution retirement plan, qualified under
Section 401(k) of the Internal Revenue Code, for its employees. Employees are eligible to participate in the plan upon satisfying the following requirements
(1) the employees must be at least 21 years old; and (2) the employees must complete either (a) 1,500 hours of service since employment commencement date, provided that no employees who complete 1,500 hours of service are eligible to participate in the Plan earlier than the first anniversary of their employment commencement date or (b) a 12 consecutive month period beginning on their employment commencement date, or any subsequent 12 consecutive month period beginning on the anniversary of their employment commencement date, during which they are credited with 1,000 or more hours of service. Participants may contribute from 2% to 22% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's annual qualifying compensation. The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

   Total profit sharing plan expense recognized by the Company for the year ended July 31, 1999, the ten months ended July 31, 1998 and for the year ended September 30, 1997 was $829,000, $844,000, and $731,000, respectively.

9. Income Taxes

   At July 31, 1999, the Company has total federal net operating loss (NOL) carryovers of approximately $323 million for income tax purposes that expire in the years 2004 through 2008. The Company will be able to use these NOLs to the extent of approximately $8.0 million per year through October 8, 2007 (Section 382 amount). Consequently, the accompanying financial statements and table of deferred items only recognize benefits related to the NOLs to the extent of the
Section 382 amount.

   At July 31, 1999 the Company has approximately $2.9 million in unused minimum tax credit carryovers. These tax credits have an unlimited carryforward period.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 1999 and 1998 are as follows (in thousands):

                                                                    July 31,
                                                                1999        1998
                                                              --------    --------
Deferred income tax liabilities:
 Fixed assets...............................................  $ 70,254    $ 64,508
 Intangible assets..........................................    17,964      18,165
 Other, net.................................................     1,757         745
                                                              --------    --------
   Total....................................................    89,975      83,418
Gross deferred income tax assets:
 Accrued expenses...........................................     3,450       5,094
 Net operating loss carryforwards...........................    22,393      23,643
 Minimum tax credit.........................................     2,894       2,761
 Other, net.................................................       261          --
                                                              --------    --------
   Total....................................................    28,998      31,498
Valuation allowance for deferred income tax assets..........   (13,347)    (15,301)
Deferred income tax assets, net of valuation allowance......    15,651      16,197
                                                              --------    --------
Net deferred income tax liability...........................  $ 74,324    $ 67,221
                                                              ========    ========

   The net current and non-current components of deferred income taxes recognized in the July 31, 1999 and 1998 balance sheets are as follows (in thousands):

                                                                    July 31,
                                                                1999        1998
                                                              --------    --------
Net current deferred income tax asset.......................  $ 10,404    $ 12,126
Net non-current deferred income tax liability...............    84,728      79,347
                                                              --------    --------
  Net deferred income tax liability.........................  $ 74,324    $ 67,221
                                                              ========    ========

   Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

                                                                    Year      Ten Months       Year
                                                                    Ended        Ended        Ended
                                                                   July 31,    July 31,    September 30,
                                                                    1999         1998          1997
                                                                   --------   ----------   -------------
Current:
 Federal.........................................................  $    255   $    1,157   $         622
 State...........................................................       210        1,082             277
                                                                   --------   ----------   -------------
  Total current..................................................       465        2,239             899
Deferred:
 Federal.........................................................     7,880       17,173           6,850
 State...........................................................      (777)       1,920             727
                                                                   --------   ----------   -------------
  Total deferred.................................................     7,103       19,093           7,577
Tax benefit related to exercise of stock options and issuance of
 restricted stock................................................       435        7,814           5,509
                                                                   --------   ----------   -------------
                                                                   $  8,003   $   29,146   $      13,985
                                                                   ========   ==========   =============

    A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes is as follows:

                                                             Year     Ten Months       Year
                                                            Ended       Ended         Ended
                                                           July 31,    July 31,    September 30,
                                                             1999        1998          1997
                                                           --------   ----------   -------------
At U.S. federal income tax rate                             35.0%        35.0%         35.0%
State income tax, net of federal benefit                    (0.4%)        4.8%          3.3%
Goodwill and Excess Reorganization Value amortization        3.7%         1.8%          3.8%
Other                                                        0.2%        (0.1%)        (0.6%)
                                                           --------   ----------   -------------
                                                            38.5%        41.5%         41.5%
                                                           ========   ==========   =============

10. Related Party Transactions

    Corporate expense includes an annual fee of $500,000 for management services provided by an affiliate of the majority holder of the Company's Class A Common Stock. This fee is generally settled partially through use of the Company's facilities and partially in cash. The fee for the year ended July 31, 1999, the ten months ended July 31, 1998 and the year ended September 30, 1997 was $500,000, $417,000 and $500,000, respectively. At July 31, 1999, the Company's liability with respect to this arrangement was $756,000.

    Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("Resort Company"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. During fiscal years 1991 through 1999, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during fiscal 1999, 1998 and 1997 totaled $5.2 million, $4.7 million and $4.9 million, respectively.

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

    In 1995, Mr. Daly's spouse and James P. Thompson, President of VRDC, and his spouse received financial terms more favorable than those available to the general public in connection with their purchases of homesites at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, these contracts provide for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under promissory notes of $438,750 and $350,000 for Mr. Daly's spouse and Mr. and Mrs. Thompson, respectively. Mr. Daly's note is secured by a first deed of trust and amortized over 25 years at a rate of eight percent per annum interest, with a balloon payment due on the earlier of five years from the date of closing or one year from the date employment with the company is terminated.

    In 1999, the agreement with respect to Mr Thompson's note was amended to provide that the promissory note, which continues to accrue at a rate of eight percent per annum, will be payable in full in the form of one lump sum payment. The lump sum payment shall be due on the earlier of (i) the date the property is sold; (ii) two years from the date Mr. Thompson's employment with the Company is terminated for any reason; or (iii) September 1, 2009. The amended agreement between the Company and Mr. Thompson also contemplates that the Company's loan will be subordinated to an anticipated construction loan and, ultimately, permanent financing on the home, on terms and conditions reasonably acceptable to the Company.

    In 1999, the Company entered into an agreement with William A. Jensen, Senior Vice President and Chief Operating Officer for Vail, whereby the Company invested in the purchase of a primary residence for Mr. and Mrs. Jensen in Vail, Colorado. The Company contributed $1,000,000 towards the purchase price of the residence and thereby obtained an approximate 49% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Jensen's termination of employment from the Company.

    In September 1999, Marc J. Rowan, a director of the Company and a founding principal of Apollo Advisors, and Michael Gross, also a founding principal of Apollo Advisors, each contracted to purchase a homesite at Bachelor Gulch Village for a price of $378,000, which the Company believes to be the approximate fair value for each site, less a credit for certain infrastructure costs necessary for development of each site.

11. Commitments and Contingencies

    Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes and townhomes, and lodging units. As of July 31, 1999, the Company has sold 104 single-family homesites and nine parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Revolving Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $14.0 million at July 31, 1999. The Company has allocated $8.8 million of that amount to the Bachelor Gulch Village homesites which were sold as of July 31, 1999 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of July 31, 1999 and 1998 was $4.3 million and $2.9 million, respectively.

    At July 31, 1999, the Company had various other letters of credit outstanding in the aggregate amount of $40.0 million.

    On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). Chair #5 and three other chairlifts, which sustained minor damage, have been repaired and are currently fully operational. All of the facilities damaged are fully covered by the Company's property insurance policy. During the fiscal year ended July 31, 1999, the Company recorded a $5.4 million gain on the disposal of the assets destroyed in the fire. The calculation of the gain was based on current estimates provided by our insurance provider and advances received to date with respect to our insurance coverage on those assets. As the amounts recorded are estimates and not based on actual settlement amount, the actual gain or loss incurred on the disposal of these assets could differ materially from the estimate currently recorded. The Company's insurance policy also provides coverage for revenues lost as a result of the fire, as well as reimbursement of costs incurred by the Company for mitigating measures. As a result of this coverage, the Company does not believe that amounts related to lost revenue or mitigating costs will have a material impact on the Company's results of operations.

    The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the year ended July 31, 1999, the ten-month period ended July 31, 1998, and the year ended September 30, 1997, the Company recorded lease expense related to these agreements of $11.5 million, $6.4 million, $6.2 million, respectively, which is included in the accompanying consolidated statements of operations.

    Future minimum lease payments under these leases as of July 31, 1999 are as follows (in thousands):

Due during fiscal year ending July 31:
2000........................................................    $ 5,592
2001........................................................      3,839
2002........................................................      2,575
2003........................................................      2,031
2004........................................................      2,073
Thereafter..................................................      4,358
                                                                -------
   Total....................................................    $20,468
                                                                =======

    The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, all matters are adequately covered by insurance or, if not covered, are without merit, or involve such amounts as would not have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

12. Segment Information

    The Company has two reportable segments: resort operations and real estate operations. The Company's resort segment operates mountain resorts and related amenities. The real estate segment develops, buys and sells real estate in and around the Company's mountain resort communities. The Company's two reportable segments, although integral to the success of each other, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

    The Company evaluates performance and allocates resources to its segments based on operating revenue and earnings or losses before income taxes, depreciation, amortization, investment income, interest expense, gains or losses on asset disposals, and the elimination of minority interests ("EBITDA").
Resort EBITDA consists of net resort revenue less resort operating expense and corporate expense. Real estate EBITDA consists of net real estate revenue less real estate operating expense. The accounting policies are the same as those described in the Summary of Significant Accounting Policies (Note 2).

    Following is key financial information by reportable segment and for the Company used by management in evaluating performance and allocating resources:

                                                                           Year             Ten Months                Year
                                                                           Ended               Ended                 Ended
                                                                         July 31,            July 31,            September 30,
                                                                           1999                1998                   1997
                                                                         --------           ----------           -------------
Net revenue:
 Resort................................................................  $431,788           $  336,547           $     259,038
 Real estate...........................................................    43,912               73,722                  71,485
                                                                         --------           ----------           -------------
                                                                          475,700           $  410,269           $     330,523
                                                                         ========           ==========           =============
EBITDA:
 Resort................................................................  $ 86,101           $  114,346           $      81,660
 Real estate...........................................................     9,526               11,103                   5,178
                                                                         --------           ----------           -------------
                                                                         $ 95,627           $  125,449           $      86,838
                                                                         ========           ==========           =============
Depreciation and amortization:
 Resort................................................................  $ 53,256           $   36,838           $      34,044
 Real Estate...........................................................        --                   --                      --
                                                                         --------           ----------           -------------
                                                                         $ 53,256           $   36,838           $      34,044
                                                                         ========           ==========           =============
Capital expenditures:
 Resort................................................................  $ 65,168           $   80,454           $      51,020
 Real Estate...........................................................    32,980               15,661                  56,947
                                                                         --------           ----------           -------------
                                                                         $ 98,148           $   96,115           $     107,967
                                                                         ========           ==========           =============
Identifiable assets:
 Resort................................................................  $611,141           $  501,371           $     411,117
 Real Estate...........................................................   152,508              138,916                 154,925
                                                                         --------           ----------           -------------
                                                                         $763,649           $  640,287           $     566,042


Reconciliation to consolidated income before income taxes:
 Resort EBITDA.........................................................  $ 86,101           $  114,346           $      81,660
 Real estate EBITDA....................................................     9,526               11,103                   5,178
                                                                         --------           ----------           -------------
   Total EBITDA........................................................    95,627              125,449                  86,838
 Depreciation and amortization expense.................................    53,256               36,838                  34,044
 Other income (expense):
   Investment income...................................................     1,624                1,784                   1,762
   Interest expense....................................................   (25,099)             (17,789)                (20,308)
   Gain (loss) on disposal of fixed assets.............................     3,283               (1,706)                   (182)
   Other income (expense)..............................................        63                 (736)                   (383)
   Minority interest in net income of consolidated joint venture.......    (1,448)                  --                      --
                                                                         --------           ----------           -------------
 Income before income taxes............................................  $ 20,794           $   70,164           $      33,683
                                                                         ========           ==========           =============

13. Stock Compensation Plans

    At July 31, 1999, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       July 31,   July 31,   September 30,
                                         1999       1998         1997
                                       --------   --------   -------------
Net Income
 As Reported.......................... $ 12,791   $ 41,018   $      19,698
 Pro forma............................ $  9,721   $ 39,320   $      18,211

Basic net income per common share
 As Reported.......................... $   0.37   $   1.20   $        0.66
 Pro forma............................ $   0.28   $   1.15   $        0.61

Diluted net income per common share
 As Reported.......................... $   0.37   $   1.18   $        0.64
 Pro forma............................ $   0.28   $   1.13   $        0.59

    The Company has two fixed option plans. Under the 1993 Plan, options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries and vest in equal installments over five years. Under the 1996 Plan, 1,500,000 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries and vest in equal installments over three to five years. At July 31, 1999, no options were available for grant under either plan. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 0% for each year, expected volatility of 40.7%, 14.7% and 29.8%; risk-free interest rates ranging from 4.24% to 5.70%, 5.49% to 6.61% and 5.66% to 6.68%; and expected lives ranging from 6 to 8 years for each year. A summary of the status of the Company's two fixed stock option plans as of July 31, 1999 and 1998 and September 30, 1997 and changes during the years ended on those dates is presented below (in thousands, except per share amounts):

                                                    Weighted
                                         Shares      Average
                                       Subject To   Exercise
    Fixed Options                        Option       Price
                                       ----------   --------
    Balance at September 30, 1996.....      3,726   $     10
     Granted..........................        795         23
     Exercise.........................     (1,573)        11
     Forfeited........................        (39)        10
                                       ----------   --------
    Balance at September 30, 1997.....      2,909   $     15
     Granted..........................         96         28
     Exercised........................     (1,043)         8
     Forfeited........................       (125)        17
                                       ----------   --------
    Balance at July 31, 1998..........      1,837   $     18
     Granted..........................        688         23
     Exercised........................        (67)        10
     Forfeited........................        (79)        21
                                       ----------   --------
    Balance at July 31, 1999..........      2,379   $     19
                                       ==========   ========

    The following table summarizes information about fixed stock options outstanding at July 31, 1999:

                        Options Outstanding             Options Exercisable
              -------------------------------------   -----------------------
                             Weighted-
                              Average     Weighted-                 Weighted-
                             Remaining     Average                   Average
  Exercise      Shares      Contractual   Exercise      Shares       Exercise
Price Range   Outstanding      Life         Price     Exercisable     Price
-----------   -----------   -----------   ---------   -----------   ---------
$    6 - 11       610,603       4.5       $    8.90       533,011   $    8.68
$   20 - 25     1,665,750       8.3           22.79       567,060       22.19
$   26 - 29       103,000       8.8           27.62        32,333       27.78
-----------   -----------   -----------   ---------   -----------   ---------
$    6 - 29     2,379,353       7.3       $   19.44     1,132,404   $   15.99

    During fiscal years 1997 and 1996, the Company granted restricted stock to certain executives under the 1996 Plan. The aggregate number of shares granted totaled 12,000 and 62,000 in fiscal 1997 and 1996, respectively. The shares vest in equal increments over periods ranging from three to five years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods. No restricted stock was granted during fiscal 1999, however 8,195 vested shares were issued.

14. Capital Stock

    The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock elect a class of directors that constitutes two-thirds of the Board and holders of Common Stock elect another class of directors constituting one-third of the Board. At July 31, 1999 and 1998, one shareholder owned substantially all of the Class A Common Stock and, as a result, has effective control of the Company's Board of Directors. The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders. Blocks of 200,000 shares, 4,000,000 shares, and 786,386 shares of Class A Common stock were converted to Common Stock during Fiscal 1999, 1998, and 1997, respectively, as they were sold to a non-affiliated company of the prior holder.

15. Selected Quarterly Financial Data (Unaudited)

                                                                                 Fiscal 1999
                                         ------------------------------------------------------------------------------------------
                                         Twelve Months      Three Months        Three Months         Three Months      Three Months
                                             Ended             Ended               Ended                Ended             Ended
                                            July 31,          July 31,           April 30,           January 31,       October 31,
                                              1999              1999                1999                 1999              1998
                                         -------------      ------------        ------------         ------------      ------------
Resort Revenue.........................  $     431,788      $     52,442        $    188,220         $    156,141      $     34,985
Real Estate Revenue....................         43,912            12,503              14,022                3,816            13,571
                                         -------------      ------------        ------------         ------------      ------------
 Total Revenue.........................        475,700            64,945             202,242              159,957            48,556
Income (loss) from operations..........         42,371           (25,500)             61,870               36,856           (30,855)
Net income (loss)......................         12,791           (13,528)             30,247               16,530           (20,458)
Basic net income (loss) per common
 share.................................  $        0.37      $      (0.39)        $      0.87         $       0.48      $      (0.59)
Diluted net income (loss) per common
 share.................................  $        0.37      $      (0.39)        $      0.87         $       0.47      $      (0.59)

                                                          Fiscal 1998 Ten Month Transition Period
                                         ------------------------------------------------------------------------
                                            Ten Months      Three Months        Three Months         Four Months
                                              Ended             Ended              Ended                Ended
                                             July 31,         July 31,           April 30,           January 31,
                                               1998             1998                1998                 1998
                                         -------------      ------------        ------------         ------------
Resort Revenue.........................  $     336,547      $     26,303        $    170,051         $    140,193
Real Estate Revenue....................         73,722            18,417               3,912               51,393
                                         -------------      ------------        ------------         ------------
 Total Revenue.........................        410,269            44,720             173,963              191,586
Income (loss) from operations..........         88,611           (21,767)             75,226               35,152
Net income (loss)......................         41,018           (16,784)             41,663               16,139
Basic net income (loss) per common
 share.................................  $        1.20      $      (0.49)       $       1.21         $       0.47
Diluted net income (loss) per common
 share.................................  $        1.18      $      (0.48)       $       1.20         $       0.47

    During fiscal year 1998, the Company changed its fiscal year end from September 30 to July 31. Quarterly results restated for twelve-months ended July 31, 1998 are as follows:

                                                                    Twelve-Month Period Ended July 31, 1998
                                         ------------------------------------------------------------------------------------------
                                         Twelve Months       Three Months         Three Months       Three Months      Three Months
                                             Ended               Ended               Ended              Ended              Ended
                                            July 31,           July 31,            April 30,         January 31,        October 31,
                                              1998               1998                 1998               1998              1997
                                         -------------       ------------         ------------       ------------      ------------
Resort Revenue.........................  $     350,498       $     26,303         $    170,051       $    136,322      $     17,822
Real Estate Revenue....................         84,177             18,417                3,912             51,158            10,690
                                         -------------       ------------         ------------       ------------      ------------
 Total Revenue.........................        434,675             44,720              173,963            187,480            28,512
Income (loss) from operations..........         73,221            (21,767)              75,226             50,045           (30,283)
Net income (loss)......................         30,073            (16,784)              41,663             25,946           (20,752)
Basic net income (loss) per common
 share.................................  $        0.88       $      (0.49)        $       1.21       $       0.76      $      (0.61)
Diluted net income (loss) per common
 share.................................  $        0.87       $      (0.48)        $       1.20       $       0.75      $      (0.59)

16. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

    The Company's payment obligations under the 8 3/4% Senior Subordinated Notes due 2009 (see Note 6), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSI Venture, LLC and Vail Associates Investments, Inc. (together, the Non-Guarantor Subsidiaries"). SSI Venture, LLC is a joint venture that is 51.9%-owned by the Company which owns and operates certain retail and rental operations. Vail Associates Investments, Inc. is a 100%-owned corporation which owns certain real estate held for sale.

    Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of July 31, 1999 and for the year then ended. As SSI Venture LLC began operations on August 1, 1998, no financial information for SSI Venture, LLC existed prior to that date. In addition, in the Company's opinion, the financial information of Vail Associates Investments, Inc. as of and prior to July 31, 1998 is immaterial to the financial position of the Company and would not provide additional meaningful information to investors. Therefore, the Company has not presented herein comparative consolidated condensed financial information for the fiscal period ended July 31, 1998.

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

              Supplemental Condensed Consolidating Balance Sheet
                                 July 31, 1999
                                (in thousands)

                                                     Parent         Guarantor      Non-Guarantor
                                                     Company      Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                                    ---------     ------------     -------------     ------------      ------------
Current assets:
 Cash and cash equivalents........................  $      --     $     25,097     $         227     $         --      $     25,324
 Receivables......................................        321           28,790               539               --            29,650
 Inventories, net.................................         --            8,667            14,138               --            22,805
 Deferred income taxes............................      1,353            9,051                --               --            10,404
 Other current assets.............................         --            4,326               186               --             4,512
                                                    ---------     ------------     -------------     ------------      ------------
   Total current assets...........................      1,674           75,931            15,090               --            92,695
Property, plant and equipment, net................         --          600,497            10,644               --           611,141
Real estate held for sale.........................         --          147,232             5,276               --           152,508
Deferred charges and other assets.................      8,752           22,519               120               --            31,391
Intangible assets, net............................         --          188,197            13,307               --           201,504
Investments in subsidiaries and advances to
 (from) subsidiaries..............................    472,609          214,405            (6,122)        (680,892)               --
                                                    ---------     ------------     -------------     ------------      ------------
   Total assets...................................  $ 483,035     $  1,248,781     $      38,315     $   (680,892)     $  1,089,239
                                                    =========     ============     =============     ============      ============

Current liabilities:
 Accounts payable and accrued expenses............  $   5,132     $     76,341     $       7,972     $         --      $     89,445
 Income taxes payable.............................         --            1,633                --               --             1,633
 Long-term debt due within one year...............         --              520             1,537               --             2,057
                                                    ---------     ------------     -------------     ------------      ------------
   Total current liabilities......................      5,132           78,494             9,509               --            93,135
Long-term debt....................................         --          382,829            13,300               --           396,129
Other long-term liabilities.......................      1,128           30,018                --               --            31,146
Deferred income taxes.............................         --           84,728                --               --            84,728
Minority interest in net assets of consolidated
 joint venture....................................         --               --             7,326               --             7,326
Total stockholders' equity........................    476,775          672,712             8,180         (680,892)          476,775
                                                    ---------     ------------     -------------     ------------      ------------
   Total liabilities and stockholders' equity.....  $ 483,035     $  1,248,781     $      38,315     $   (680,892)     $  1,089,239
                                                    =========     ============     =============     ============      ============

         Supplemental Condensed Consolidating Statement of Operations
                       For the Year Ended July 31, 1999
                                (in thousands)

                                                     Parent     Guarantor      Non-Guarantor
                                                    Company    Subsidiaries    Subsidiaries      Eliminations      Consolidated
                                                   ---------  --------------  ---------------   --------------    --------------
Total revenues.................................... $      --  $      404,168  $        73,233   $       (1,701)   $      475,700
Total operating expenses..........................     1,449         364,598           68,983           (1,701)          433,329
                                                   ---------  --------------  ---------------   --------------    --------------
 Income (loss) from operations....................    (1,449)         39,570            4,250               --            42,371
Other income (expense)............................    (3,842)        (15,048)          (1,239)              --           (20,129)
Minority interest in net income of consolidated
 joint venture....................................        --              --           (1,448)              --            (1,448)
                                                   ---------  --------------  ---------------   --------------    --------------
 Income (loss) before income taxes................    (5,291)         24,522            1,563               --            20,794
 Benefit (provision) for income taxes.............     2,036         (10,039)              --               --            (8,003)
                                                   ---------  --------------  ---------------   --------------    --------------
Net income (loss) before equity in income of
 consolidated subsidiaries........................    (3,255)         14,483            1,563               --            12,791
Equity in income of consolidated subsidiaries.....    16,046           1,563               --          (17,609)               --
                                                   ---------  --------------  ---------------   --------------    --------------
Net income (loss)................................. $  12,791  $       16,046  $         1,563   $      (17,609)   $       12,791
                                                   =========  ==============  ===============   ==============    ==============


                                      Supplemental Condensed Consolidating Statement of Cash Flows
                                                    For the Year Ended July 31, 1999
                                                             (in thousands)

                                                                                    Non-
                                                      Parent       Guarantor      Guarantor
                                                     Company      Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                    ---------- --------------- ------------ ----------------- ----------------
Cash flows from operating activities............... $ 16,082       $   81,975     $  4,553        $        --    $  102,610

Cash flows from investing activities:
 Cash paid in resort acquisitions, net of cash
  acquired.........................................       --          (48,360)          --                 --       (48,360)
 Cash paid in hotel acquisitions, net of cash
  acquired.........................................       --          (33,800)          --                 --       (33,800)
 Cash paid by consolidated joint venture in               --               --      (10,516)                --       (10,516)
  acquisition of retail operations.................
 Resort capital expenditures.......................       --          (57,313)      (7,855)                --       (65,168)
 Investments in real estate........................       --          (32,980)          --                 --       (32,980)
 Cash flows from other investing activities........       --          (13,600)          --                 --       (13,600)
                                                    ---------- ---------------- ------------ ----------------- ----------------
   Net cash used in investing activities...........       --         (186,053)     (18,371)                --      (204,424)

Cash flows from financing activities:
 Proceeds from the exercise of stock options.......       --              678           --                 --           678
 Proceeds from borrowings under long-term debt.....       --          385,190       31,452                 --       416,642
 Payments on long-term debt........................       --         (281,222)     (21,248)                --      (302,470)
 Cash payment of deferred financing costs..........       --           (8,100)          --                 --        (8,100)
 Advances to (from) affiliates.....................  (16,082)          15,443          639                 --            --
                                                    ---------- ---------------- ------------ ----------------- ----------------
   Net cash provided by (used in) financing
    activities.....................................  (16,082)         111,989       10,843                 --       106,750
                                                    ---------- ---------------- ------------ ----------------- ----------------
Net increase (decrease) in cash and cash
 equivalents.......................................       --            7,911       (2,975)                --         4,936

Cash and cash equivalents:
 Beginning of period...............................       --           13,366           --                 --        13,366
                                                    ---------- ---------------- ------------ ----------------- ----------------
 End of period..................................... $     --       $   21,277     $ (2,975)       $        --    $   18,302
                                                    ========== ================ ============ ================= ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 14, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

   The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 14, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


  The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 14, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 14, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   a)  Index to Financial Statements and Financial Statement Schedules.
       i) See "Item 8. Financial Statements and Supplementary Data" for the index to the Financial Statements.
       ii) All other schedules have been omitted because the required information is not applicable or because the information required has been included in the financial statements or notes thereto.
       iii)  Index to Exhibits

                 The following exhibits are incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                        Description                          Page
     -------                       -----------                      ------------
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

                                                                                                      Sequentially
             Exhibit                                                                                    Numbered
              Number                                      Description                                    Page
             -------                                      -----------                                 ------------
               4.2   Form of Class 2 Common Stock Registration Rights Agreements between the
                     Company and holders of Class 2 Common Stock. (Incorporated by reference to
                     Exhibit 4.13 of the Registration Statement on Form S-4 of Gillett Holdings,
                     Inc. (Registration No. 33-52854) including all amendments thereto.)

              4.2    Purchase Agreement, dated as of May 6, 1999 among Vail Resorts, Inc., the guarantors named on Schedule I thereto, and Bear Sterns & Co. Inc.,
                     NationsBanc Montgomery Securities LLC, BT Alex. Brown Incorporated, Lehman
                     Brothers Inc. and Salomon Smith Barney Inc. (Incorporated by reference to
                     Exhibit 4.2 of the Registration Statement on Form S-4 of Vail Resorts, Inc.
                     (Registration No. 333-80621) including all amendments thereto.)

               4.3   Indenture, dated as of May 11, 1999, among Vail Resorts, Inc, the guarantors named therein and the United States Trust Company of New York, as trustee.
                     (Incorporated by reference to Exhibit 4.3 of the Registration Statement on
                     Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

               4.4   Form of Global Note (Included in Exhibit 4.3 incorporated by reference to
                     Exhibit 4.3 of the Registration Statement on Form S-4 of Vail Resorts, Inc.
                     (Registration No. 333-80621) including all amendments thereto.)

               4.5   Registration Rights Agreement, dated as of May 11, 1999 among Vail Resorts,
                     Inc., the guarantors signatory thereto and Bear Stearns & Co. Inc.,
                     NationsBanc Montgomery Securities LLC, BT Alex. Brown Incorporated, Lehman
                     Brothers Inc. and Salomon Smith Barney Inc. (Incorporated by reference to
                     Exhibit 4.5 of the Registration Statement on Form S-4 of Vail Resorts, Inc.
                     (Registration No. 333-80621) including all amendments thereto.)

               4.6   First Supplemental Indenture, dated as of August 22, 1999, among the Company, the guarantors named therein and the United States Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.6 of the Registration
                     Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621)
                     including all amendments thereto.)

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

                                                                                                    Sequentially
        Exhibit                                                                                       Numbered
        Number                                      Description                                         Page
       --------                                     -----------                                     ------------
         10.6       Joint Liability Agreement by and among Gillett Holdings, Inc. and the subsidiaries of Gillett Holdings, Inc. (Incorporated by reference to Exhibit
                    10.10 of the Registration Statement on Form S-4 of Gillett Holdings, Inc.
                    (Registration No. 33-52854) including all amendments thereto.)

         10.7       Management Agreement between Gillett Holdings, Inc. and Gillett Group
                    Management, Inc. dated as of the Effective Date. (Incorporated by reference to
                    Exhibit 10.11 of the Registration Statement on Form S-4 of Gillett Holdings,
                    Inc. (Registration No. 33-52854) including all amendments thereto.)

         10.8       Amendment to Management Agreement by and among the Company and its subsidiaries dated as of November 23, 1993. (Incorporated by reference to
                    Exhibit 10.12(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

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

                                                                                                Sequentially
        Exhibit                                                                                   Numbered
         Number                                      Description                                    Page
        -------                                      -----------                                ------------
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

                                                                                                    Sequentially
         Exhibit                                                                                      Numbered
          Number                                   Description                                          Page
         --------                                  -----------                                      ------------
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

         10.15      Employment Agreement dated October 1, 1996 between Vail Associates, Inc. and
                    Andrew P. Daly.  (Incorporated by reference to Exhibit 10.5 of the report on form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

         10.16      Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam
                    M. Aron.   (Incorporated by reference to Exhibit 10.21 of the report on form
                    S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

         10.17      Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc., and
                    Apollo Ski Partners dated January 3, 1997. (Incorporated by reference to
                    Exhibit 2.4 of the report on Form 8-K of Vail Resorts, Inc. dated January 8,
                    1997.)

         10.18      1996 Stock Option Plan (Incorporated by reference from the Company's
                    Registration Statement on Form S-3, File No. 333-5341).

         10.19      Agreement dated October 11, 1996 between Vail Resorts, Inc. and George
                    Gillett. (Incorporated by reference to Exhibit 10.27 of the report on form
                    S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

         10.20      Amended and Restated Credit Agreement among the Vail Corporation (d/b/a "Vail
                    Associates, Inc.") and NationsBank of Texas, N.A.  (Incorporated by reference to Exhibit 10of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 1998.)

                                                                                                    Sequentially
         Exhibit                                                                                      Numbered
          Number                                  Description                                           Page
         -------                                  -----------                                      ------------
         10.21      Sports and Housing Facilities Financing Agreement among the Vail Corporation
                    (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1,
                    1998. (Incorporated by reference to Exhibit 10of the report on Form 10-Q of
                    Vail Resorts, Inc. for the quarter ended April 30, 1998.)

         10.22      Credit agreement dated December 30, 1998 among SSI Venture LLC and NationsBank of Texas, N.A., (Incorporated by reference to Exhibit 10.23 of the report on
                    Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 1999.)

         10.23      Amended and Restated Credit Agreement among The Vail Corporation (d/b/a "Vail
                    Associates, Inc"), and NationsBank, N.A. and NationsBanc Montgomery Securities
                    LLC dated as of May 1, 1999.  (Incorporated by reference to Exhibit 10.25 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30,
                    1999.)

         21         Subsidiaries of Vail Resorts, Inc.                                                   31

         27         Financial Data Schedules

    b)   Reports on Form 8-K

     None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VAIL RESORTS, INC.

                                                 By:  /s/  James P. Donohue
                                                    ----------------------------
                                                           James P. Donohue
                                                      Senior Vice President and
                                                       Chief Financial Officer

                                                 Dated:    October 28,1999


POWER OF ATTORNEY

  Each person whose signature appears below hereby constitutes and appoints James P. Donohue, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 28, 1999.

                  Signature                                                Title
                  ---------                                                -----

              /s/ Adam M. Aron                                   Chairman of the Board and
       -----------------------------------                        Chief Executive Officer
                  Adam M. Aron                              (Principal Chief Executive Officer)

              /s/ Andrew P. Daly                                  Director and President
       -----------------------------------
                  Andrew P. Daly

              /s/ James P. Donohue                    Senior Vice President and Chief Financial Officer
       -----------------------------------
                  James P. Donohue

                                                                         Director
       -----------------------------------
                  Frank J. Biondi

              /s/ Leon D. Black                                          Director
       -----------------------------------
                  Leon D. Black

              /s/ Craig M. Cogut                                         Director
       -----------------------------------
                  Craig M. Cogut

       Signature                          Title
       ---------                          -----

                                         Director
--------------------------
    Stephen C. Hilbert

/s/ Robert A. Katz                       Director
--------------------------
    Robert A. Katz

/s/ Thomas H. Lee                        Director
--------------------------
    Thomas H. Lee

/s/ William L. Mack                      Director
--------------------------
    William L. Mack

/s/ Joseph R. Micheletto                 Director
--------------------------
    Joseph R. Micheletto

                                         Director
--------------------------
    Antony P. Ressler

/s/ Marc J. Rowan                        Director
--------------------------
    Marc J. Rowan

                                         Director
--------------------------
    John J. Ryan III

/S/ John F. Sorte                        Director
--------------------------
    John F. Sorte

                                         Director
--------------------------
    Bruce H. Spector

                                         Director
--------------------------
    William P. Stiritz

/s/ James S. Tisch                       Director
--------------------------
    James S. Tisch