Form 10-Q
period 1999-10-31
VAIL RESORTS INC
filed 1999-12-14
CIK 812011

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


  FORM 10-Q. --QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 31, 1999

[_] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from ____________________ to ________________________


Commission File Number: 1-9614
                        -------------------------------------------------------

                              Vail Resorts, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                              51-0291762
     ---------------------------------------  ----------------------------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)

                Post Office Box 7
                Vail, Colorado                                 81658
-------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                (970) 476-5601
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None.
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             [X]  Yes    [_]  No


     As of December 9, 1999, 7,439,834 shares of Class A Common Stock and 27,177,698 shares of Common Stock were issued and outstanding.

                               Table of Contents

 PART I   FINANCIAL INFORMATION

 Item 1.  Financial Statements..........................................................................   F-1
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........     1
 Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................     6

 PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................................................     7
 Item 2.  Changes in Securities and Use of Proceeds.....................................................     7
 Item 3.  Defaults Upon Senior Securities...............................................................     7
 Item 4.  Submission of Matters to a Vote of Security Holders...........................................     7
 Item 5.  Other Information.............................................................................     7
 Item 6.  Exhibits and Reports on Form 8-K..............................................................     7

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets as of October 31, 1999, July 31, 1999 and
            October 31, 1998.........................................................................     F-2
        Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 1999
            and 1998.................................................................................     F-3
        Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 1999
            and 1998.................................................................................     F-4
        Notes to Consolidated Condensed Financial Statements.........................................     F-5

                              Vail Resorts, Inc.
                     Consolidated Condensed Balance Sheets
              (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                                      October 31,       July 31,      October 31,
                                                                          1999            1999           1998
                                                                     -------------   --------------    -----------
Assets

Current assets:
    Cash and cash equivalents......................................  $      18,954       $   25,324    $    20,542
    Receivables, net...............................................         26,304           29,650         25,485
    Income taxes receivable........................................            268               --             --
    Inventories....................................................         29,013           22,805         28,329
    Deferred income taxes..........................................         10,404           10,404         12,126
    Other current assets...........................................          6,993            4,512          4,673
                                                                     -------------       ----------    -----------
         Total current assets......................................         91,936           92,695         91,155
Property, plant and equipment, net.................................        626,549          611,141        536,954
Real estate held for sale and investment...........................        156,628          152,508        156,683
Deferred charges and other assets..................................         31,235           31,391         19,540
Intangible assets, net ............................................        198,924          201,504        199,801
                                                                     -------------       ----------    -----------
         Total assets..............................................  $   1,105,272       $1,089,239    $ 1,004,133
                                                                     =============       ==========    ===========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses..........................  $     121,007       $   89,445    $   104,623
    Income taxes payable...........................................             --            1,633          2,239
    Long-term debt due within one year (Note 4)....................          1,478            2,057            737
                                                                     -------------       ----------    -----------
         Total current liabilities.................................        122,485           93,135        107,599
Long-term debt (Note 4)............................................        424,102          396,129        356,475
Other long-term liabilities........................................         30,726           31,146         27,068
Deferred income taxes..............................................         67,772           84,728         64,833
Commitments and contingencies (Note 2).............................             --               --             --
Minority interest in net assets of consolidated joint venture......          5,612            7,326          5,443
Stockholders' equity:
    Common stock--
         Class A common stock, $0.01 par value, 20,000,000 shares
             authorized, 7,439,834, 7,439,834 and 7,439,834 shares
             issued and outstanding at October 31, 1999, July 31,
             1999 and October 31, 1998, respectively...............             74               74             75
         Common stock, $0.01 par value, 40,000,000 shares
             authorized, 27,137,285, 27,092,901 and 27,026,781
             shares issued and outstanding at October 31, 1999,
             July 31, 1999 and October 31, 1998, respectively......            271              271            270
    Additional paid-in capital.....................................        403,167          402,923        402,111
    Retained earnings..............................................         51,063           73,507         40,259
                                                                     -------------       ----------    -----------
         Total stockholders' equity................................        454,575          476,775        442,715
                                                                     -------------       ----------    -----------

         Total liabilities and stockholders' equity................  $   1,105,272       $1,089,239    $ 1,004,133
                                                                     =============       ==========    ===========

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                              October 31,
                                                                                           1999             1998
                                                                                     -------------     -------------
Net revenues:
    Resort.........................................................................  $      56,859     $      34,985
    Real estate....................................................................          8,970            13,571
                                                                                     -------------     -------------
         Total net revenues........................................................         65,829            48,556
Operating expenses:
    Resort.........................................................................         77,298            60,000
    Real estate....................................................................          5,863             7,610
    Depreciation and amortization..................................................         14,900            11,801
                                                                                     -------------     -------------
         Total operating expenses..................................................         98,061            79,411
                                                                                     -------------     -------------
Loss from operations...............................................................        (32,232)          (30,855)
Other income (expense):
    Investment income..............................................................            355               415
    Interest expense...............................................................         (8,883)           (5,660)
    Gain (loss) on disposal of fixed assets........................................            (42)               13
    Other income (expense).........................................................            (17)                3
    Minority interest in consolidated joint venture................................          1,444             1,114
                                                                                     -------------     -------------
Loss before income taxes...........................................................        (39,375)          (34,970)
Credit for income taxes............................................................         16,931            14,512
                                                                                     -------------     -------------
Net loss...........................................................................  $     (22,444)    $     (20,458)
                                                                                     =============     =============
Net loss per common share (Note 3):
    Basic..........................................................................  $       (0.65)    $       (0.59)
                                                                                     =============     =============
    Diluted........................................................................  $       (0.64)    $       (0.59)
                                                                                     =============     =============

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                                October 31,
                                                                                          1999             1998
                                                                                     ------------      ------------
Cash flows from operating activities:
    Net income.....................................................................  $    (22,444)     $    (20,458)
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...............................................        14,900            11,801
       Non-cash cost of real estate sales..........................................         3,081             5,048
       Non-cash compensation related to stock grants...............................            81                90
       Non-cash equity income......................................................        (2,042)             (653)
       Deferred financing costs amortized..........................................           478               146
       Loss (gain) on disposal of fixed assets.....................................            42               (13)
       Deferred income taxes, net .................................................       (16,956)          (14,512)
       Minority interest in consolidated joint venture.............................        (1,444)           (5,443)
    Changes in assets and liabilities:
       Receivables, net............................................................         3,346             2,012
       Inventories.................................................................        (6,208)          (14,822)
       Accounts payable and accrued expenses.......................................        31,562            43,884
       Income taxes payable and receivable.........................................        (1,900)               --
       Other assets and liabilities, net...........................................        (2,124)              623
                                                                                     ------------      ------------
           Net cash provided by operating activities...............................           372             7,703

Cash flows from investing activities:
    Cash paid in hotel acquisitions, net of cash acquired..........................            --           (33,800)
    Cash paid by consolidated joint venture in acquisition of retail operations....            --           (10,516)
    Resort capital expenditures....................................................       (26,392)          (23,428)
    Investments in real estate.....................................................        (8,058)          (12,031)
                                                                                     ------------      ------------
       Net cash used in investing activities.......................................       (34,450)          (79,775)

Cash flows from financing activities:
    Proceeds from the exercise of stock options....................................           314               112
    Proceeds from borrowings under long-term debt..................................        51,750            74,366
    Payments on long-term debt.....................................................       (24,356)           (1,376)
                                                                                     ------------      ------------
       Net cash provided by financing activities...................................        27,708            73,102
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents...............................        (6,370)            1,030

Cash and cash equivalents:
    Beginning of period............................................................        25,324            19,512
                                                                                     ------------      ------------
    End of period..................................................................  $     18,954      $     20,542
                                                                                     ============      ============

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

     In the opinion of the Company, the accompanying consolidated condensed financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 1999, included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

2.   Commitments and Contingencies

     Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster homes, townhomes, and lodging units. As of October 31, 1999, the Company has sold 104 single-family homesites and eight parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $47.2 million letter of credit issued against the Company's Credit Facility as defined herein. It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 30 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $13.4 million at October 31, 1999. The Company has allocated $9.8 million of that amount to the Bachelor Gulch Village homesites which were sold as of October 31, 1999 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of October 31, 1999 and July 31, 1999 was $5.2 million and $4.3 million, respectively.

     At October 31, 1999 the Company had various other letters of credit outstanding in the aggregate amount of $42.3 million.

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

2.   Commitments and Contingencies (Continued)

     On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). Chair #5 and three other chairlifts, which sustained minor damage, have been repaired and are currently fully operational. All of the facilities damaged are fully covered by the Company's property insurance policy. Although the Company is unable to estimate the total amount which will be recovered through insurance proceeds, the Company does not expect to record a loss related to the property damage. The incident is also covered under the Company's business interruption insurance policy. The Company incurred business interruption losses as a result of the incident, however, due to mitigating measures being undertaken by the Company and the insurance coverage, the Company expects the net impact of the business interruption will not have a material effect on its results of operations and cash flows.

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and accrued loss contingencies for all matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

     The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the three months ended October 31, 1999 and 1998, lease expense of $3.2 million and $2.2 million, respectively, related to these agreements was recorded and is included in the accompanying consolidated statements of operations.

     Future minimum lease payments under these leases as of October 31, 1999 are as follows (in thousands):

     Due during fiscal year ending July 31:
     2000.......................................................  $     4,218
     2001.......................................................        3,846
     2002.......................................................        2,575
     2003.......................................................        2,031
     2004.......................................................        2,073
     Thereafter.................................................        4,358
                                                                  -----------
         Total..................................................  $    19,101
                                                                  ===========

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

3.   Net Earnings Per Common Share

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

                                                                             Three Months Ended
                                                                                 October 31,
                                                          --------------------------------------------------------
                                                                     1999                         1998
                                                          ------------------------      --------------------------
                                                                  (In thousands, except per share amounts)
                                                               Basic      Diluted          Basic         Diluted
                                                          ------------- -----------     ----------     -----------
Net loss per common share:
 Net loss................................................ $   (22,444)  $   (22,444)    $ (20,458)       $ (20,458)

 Weighted average shares outstanding.....................      34,647        34,647        34,519           34,519
 Effect of dilutive stock options........................                       206                            303
                                                          -----------   -----------     ---------        ---------
 Total shares............................................      34,647        34,853        34,519           34,822
                                                          -----------   -----------     ---------        ---------
 Net loss per common share............................... $     (0.65)  $     (0.64)    $   (0.59)       $   (0.59)
                                                          ===========   ===========     =========        =========

4.   Long-Term Debt

     Long-term debt as of October 31, 1999 and July 31, 1999 is summarized as follows (in thousands):

                                                                  October 31,         July 31,
                                                 Maturity(e)          1999              1999
                                                --------------------------------------------------
     Industrial Development Bonds(a)...........    2002-2020     $      63,200     $      63,200
     Credit Facilities (b).....................    2003                157,800           130,300
     Senior Subordinated Notes (c).............    2009                200,000           200,000
     Other(d)..................................    2000-2029             4,580             4,686
                                                                 ---------------   ---------------
                                                                       425,580           398,186
     Less: Maturities due within 12 months.....                          1,478             2,057
                                                                 ---------------   ---------------
                                                                  $    424,102      $    396,129
                                                                 ===============   ===============

          a) The Company has $41.2 million of outstanding Industrial Development Bonds (the "Industrial Development Bonds") issued by Eagle County, Colorado that mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3.0 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010.

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

4.   Long-Term Debt (Continued)

          b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. In conjunction with the debt offering discussed in c) below, the Company amended its Credit Facility on May 11, 1999. Borrowings under the Credit Facility as amended bear interest annually at the Company's option at the rate of (i) LIBOR (5.40% at October, 31, 1999) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (8.25% at October 31, 1999) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

               On December 30, 1998, SSI Venture LLC established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. On October 15, 1999, the SSV Facility was amended to increase the aggregate principal amount to $25 million. The amended SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. Minimum amortization under the Tranche B Term Loan Facility as amended is $0.75 million, $1.0 million, $1.0 million, $1.0 million and $5.25 million during fiscal years 2000, 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSI Venture LLC also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

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

          d) Other obligations bear interest at rates ranging from 0.0% to 6.5% and have maturities ranging from 2000 to 2028.

          e)   Maturities are based on the Company's July 31 fiscal year end.

     Aggregate maturities for debt outstanding are as follows (in thousands):

                                                              As of
                                                           October 31,
     Due during fiscal years ending July 31.                   1999
                                                         --------------
     2000..........................................      $        1,221
     2001..........................................               1,447
     2002..........................................               1,444
     2003..........................................             151,105
     2004..........................................               5,558
     Thereafter....................................             264,805
                                                         --------------
         Total Debt................................      $      425,580
                                                         ==============

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries

     The Company's payment obligations under the 8 3/4% Senior Subordinated Notes due 2009 (see Note 4), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSI Venture, LLC and Vail Associates Investments, Inc. (together, the "Non-Guarantor Subsidiaries"). SSI Venture, LLC is a 51.9%-owned joint venture which owns and operates certain retail and rental operations. Vail Associates Investments, Inc. is a 100%-owned corporation which owns certain real estate held for sale.

     Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 31, 1999 and 1998 and for the three months then ended.

     Investments in Subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting. Net income of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) Subsidiaries. Net income of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries. The elimination entries eliminate investments in Non-Guarantor Subsidiaries and intercompany balances and transactions. 5.

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)


              Supplemental Condensed Consolidating Balance Sheet
                                (in thousands)

                                                       Parent      Guarantor   Non-Guarantor
                                                      Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                    ----------   ------------  ------------  ------------   ------------

                                                                           October 31, 1999
                                                    --------------------------------------------------------------------
Current assets:
    Cash and cash equivalents.....................  $       --   $    18,173  $      781      $       --     $    18,954
    Receivables...................................         321        25,657         326              --          26,304
    Income taxes receivable.......................          --           268          --              --             268
    Inventories, net..............................          --         7,172      21,841              --          29,013
    Deferred income taxes.........................       1,353         9,051          --              --          10,404
    Other current assets..........................          --         6,069         924              --           6,993
                                                    ----------   -----------  ----------      ----------     -----------
      Total current assets........................       1,674        66,390      23,872              --          91,936
Property, plant and equipment, net................          --       615,657      10,892              --         626,549
Real estate held for sale.........................          --       151,352       5,276              --         156,628
Deferred charges and other assets.................       8,688        22,299         248              --          31,235
Intangible assets, net............................          --       186,109      12,815              --         198,924
Investments in subsidiaries and advances to
    (from) subsidiaries...........................     646,207       (27,146)     (5,610)       (613,451)             --
                                                    ----------   -----------  ----------      ----------     -----------
      Total assets................................  $  656,569   $ 1,014,661  $   47,493      $ (613,451)    $ 1,105,272
                                                    ==========   ===========  ==========      ==========     ===========

Current liabilities:
    Accounts payable and accrued expenses.........  $      866   $   101,565  $   18,576      $       --     $   121,007
    Income taxes payable..........................          --            --          --              --              --
    Long-term debt due within one year............          --           463       1,015              --           1,478
                                                    ----------   -----------  ----------      ----------     -----------
      Total current liabilities...................         866       102,028      19,591              --         122,485
Long-term debt....................................     200,000       208,302      15,800              --         424,102
Other long-term liabilities.......................       1,128        29,598          --              --          30,726
Deferred income taxes.............................          --        67,772          --              --          67,772
Minority interest in net assets of consolidated
    joint venture.................................          --            --       5,612              --           5,612
Total stockholders' equity........................     454,575       606,961       6,490        (613,451)        454,575
                                                    ----------   -----------  ----------      ----------     -----------
      Total liabilities and stockholders' equity..  $  656,569   $ 1,014,661  $   47,493      $ (613,451)    $ 1,105,272
                                                    ==========   ===========  ==========      ==========     ===========

                                                                           October 31, 1998
                                                    --------------------------------------------------------------------
Current assets:
    Cash and cash equivalents.....................  $       --   $    21,777  $   (1,235)     $       --     $    20,542
    Receivables...................................         321        24,681         483              --          25,485
    Inventories, net..............................          --         6,493      21,836              --          28,329
    Deferred income taxes.........................       1,353        10,773          --              --          12,126
    Other current assets..........................          --         4,321         352              --           4,673
                                                    ----------   -----------  ----------      ----------     -----------
      Total current assets........................       1,674        68,045      21,436              --          91,155
Property, plant and equipment, net................          --       527,853       9,101              --         536,954
Real estate held for sale.........................          --       152,357       4,326              --         156,683
Deferred charges and other assets.................          34        18,369       1,137              --          19,540
Intangible assets, net............................          --       187,348      12,453              --         199,801
Investments in subsidiaries and advances to
    (from) subsidiaries...........................     443,472       206,538     (19,954)       (630,056)             --
                                                    ----------   -----------  ----------      ----------     -----------
      Total assets................................  $  445,180   $ 1,160,510  $   28,499      $ (630,056)    $ 1,004,133
                                                    ==========   ===========  ==========      ==========     ===========

Current liabilities:
    Accounts payable and accrued expenses.........  $    1,337   $    86,205  $   17,081      $       --     $   104,623
    Income taxes payable..........................          --         2,239          --              --           2,239
    Long-term debt due within one year............          --           601         136              --             737
                                                    ----------   -----------  ----------      ----------     -----------
      Total current liabilities...................       1,337        89,045      17,217              --         107,599
Long-term debt....................................          --       356,460          15              --         356,475
Other long-term liabilities.......................       1,128        25,940          --              --          27,068
Deferred income taxes.............................          --        64,833          --              --          64,833
Minority interest in net assets of consolidated
    joint venture.................................          --            --       5,443              --           5,443
Total stockholders' equity........................     442,715       624,232       5,824        (630,056)        442,715
                                                    ----------   -----------  ----------      ----------     -----------
      Total liabilities and stockholders' equity..  $  445,180   $ 1,160,510  $   28,499      $ (630,056)    $ 1,004,133
                                                    ==========   ===========  ==========      ==========     ===========

                              Vail Resorts, Inc.,
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Operations
                                (in thousands)


                                                                                  Non-
                                                        Parent     Guarantor    Guarantor
                                                       Company   Subsidiaries   Subsidiaries  Eliminations Consolidated
                                                     ---------   ------------   ------------  ------------ ------------

                                                              For the Three Months Ended October 31, 1999
                                                     ------------------------------------------------------------------
Total revenues.....................................  $       --   $  54,108      $   11,860   $     (139)    $   65,829
Total operating expenses...........................         706      82,921          14,573         (139)        98,061
                                                     ----------   ---------      ----------   ----------     ----------
    Income (loss) from operations..................        (706)    (28,813)         (2,713)          --        (32,232)
Other income (expense).............................      (4,326)     (3,972)           (289)          --         (8,587)
Minority interest in net income of consolidated
    joint venture..................................          --          --           1,444           --          1,444
                                                     ----------   ---------      ----------   ----------     ----------
    Income (loss) before income taxes..............      (5,032)    (32,785)         (1,558)          --        (39,375)
    Benefit (provision) for income taxes...........       2,164      14,767              --           --         16,931
                                                     ----------   ---------      ----------   ----------     ----------
Net income (loss) before equity in income of
    consolidated subsidiaries......................      (2,868)    (18,018)         (1,558)          --        (22,444)
Equity in income of consolidated subsidiaries......     (19,576)     (1,558)             --       21,134             --
                                                     ----------   ---------      ----------   ----------     ----------
Net income (loss)..................................  $  (22,444)  $ (19,576)     $   (1,558)  $   21,134     $  (22,444)
                                                     ==========   =========      ==========   ==========     ==========
                                                              For the Three Months Ended October 31, 1998
                                                     ------------------------------------------------------------------
Total revenues.....................................  $        --  $  39,542      $    9,162   $     (148)    $   48,556
Total operating expenses...........................         265      67,938          11,356         (148)        79,411
                                                     ----------   ---------      ----------   ----------     ----------
    Income (loss) from operations..................        (265)    (28,396)         (2,194)          --        (30,855)
Other income (expense).............................          --      (5,106)           (123)          --         (5,229)
Minority interest in net income of consolidated
    joint venture..................................          --          --           1,114           --          1,114
                                                     ----------   ---------      ----------   ----------     ----------
    Income (loss) before income taxes..............        (265)    (33,502)         (1,203)          --        (34,970)
    Benefit (provision) for income taxes...........         110      14,402              --           --         14,512
                                                     ----------   ---------      ----------   ----------     ----------
Net income (loss) before equity in income of
    consolidated subsidiaries......................        (155)    (19,100)         (1,203)          --        (20,458)
Equity in income of consolidated subsidiaries......     (20,303)     (1,203)             --       21,506             --
                                                     ----------   ---------      ----------   ----------     ----------
Net income (loss)..................................  $  (20,458)  $ (20,303)     $   (1,203)  $   21,506     $  (20,458)
                                                     ==========   =========      ==========   ==========     ==========

                              Vail Resorts, Inc.,
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Cash Flows
                  For the Three Months Ended October 31, 1999
                                (in thousands)


                                                                                             Non-
                                                             Parent        Guarantor       Guarantor
                                                            Company       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                            --------      ------------    ------------    ------------  ------------

                                                                          For the Three Months Ended October 31, 1999
                                                             -------------------------------------------------------------------
Cash flows from operating activities........................ $   (1,311)   $    1,458     $    225        $    --     $      372

Cash flows from investing activities:
    Resort capital expenditures.............................         --       (25,254)      (1,138)            --        (26,392)
    Investments in real estate..............................         --        (8,058)          --             --         (8,058)
                                                             ----------    ----------     --------        -------     ----------
      Net cash provided by (used in) investing activities...         --       (33,312)      (1,138)            --        (34,450)

Cash flows from financing activities:
    Proceeds from the exercise of stock options.............        314            --           --             --            314
    Proceeds from borrowings under long-term debt...........         --        49,772        1,978             --         51,750
    Payments on long-term debt..............................         --       (24,356)          --             --        (24,356)
    Advances to (from) affiliates...........................        997          (485)        (512)            --             --
                                                             ----------    ----------     --------        -------     ----------
       Net cash provided by financing activities............      1,311        24,931        1,466             --         27,708

                                                             ----------    ----------     --------        -------     ----------
Net increase in cash and cash equivalents...................         --        (6,923)         553             --         (6,370)

Cash and cash equivalents:
    Beginning of period.....................................         --        25,096          228             --         25,324
                                                             ----------    ----------     --------        -------     ----------
    End of period........................................... $       --    $   18,173     $    781        $    --     $   18,954
                                                             ==========    ==========     ========        =======     ==========
                                                                          For the Three Months Ended October 31, 1998
                                                             -------------------------------------------------------------------
Cash flows from operating activities........................ $  (20,953)   $   35,752     $ (7,096)       $    --     $    7,703

Cash flows from investing activities:
    Cash paid in hotel acquisitions, net of cash acquired...         --       (33,800)          --             --        (33,800)
    Cash paid by consolidated joint venture in
      acquisition of retail operations......................         --            --      (10,516)            --        (10,516)
    Resort capital expenditures.............................         --       (21,562)      (1,866)            --        (23,428)
    Investments in real estate..............................         --       (12,031)          --             --        (12,031)
                                                             ----------    ----------     --------        -------     ----------
      Net cash provided by (used in) investing activities...         --       (67,393)     (12,382)            --        (79,775)

Cash flows from financing activities:
    Proceeds from the exercise of stock options.............        112            --           --             --            112
    Proceeds from borrowings under long-term debt...........         --        74,366           --             --         74,366
    Payments on long-term debt..............................         --        (1,376)          --             --         (1,376)
    Advances to (from) affiliates...........................     20,841       (39,084)      18,243             --             --
                                                             ----------    ----------     --------        -------     ----------
       Net cash provided by financing activities............     20,953        33,906       18,243             --         73,102

                                                             ----------    ----------     --------        -------     ----------
Net increase in cash and cash equivalents...................         --         2,265       (1,235)            --          1,030

Cash and cash equivalents:
    Beginning of period.....................................         --        19,512           --             --         19,512
                                                             ----------    ----------     --------        -------     ----------
    End of period........................................... $       --    $   21,777     $ (1,235)       $    --     $   20,542
                                                             ==========    ==========     ========        =======     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's July 31, 1999 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of October 31, 1999 and 1998 and for the three month periods ended October 31, 1999 and 1998, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

Three Months Ended October 31, 1999 versus Three Months Ended October 31, 1998

                                                           Three Months Ended
                                                               October 31,                             Percentage
                                                          1999            1998          Increase        Increase
                                                     --------------- --------------- --------------- ---------------
                                                                              (unaudited)
                                                                         (dollars in thousands)
Resort Revenue.....................................  $     56,859     $    34,985         $21,874         62.5
Resort Operating Expense...........................        77,298          60,000          17,298         28.8


     Resort Revenue. Resort Revenue for the three months ended October 31, 1999 and 1998 is presented by category as follows:


                                                          Three Months Ended
                                                              October 31,                              Percentage
                                                          1999            1998          Increase        Increase
                                                     --------------- --------------- --------------- ---------------
                                                                              (unaudited)
                                                                 (dollars and skier days in thousands)
 Lift Ticket.......................................  $       465     $        177   $          288        162.7
 Ski School........................................           36               19               17         89.5
 Dining............................................       11,789            6,808            4,981         73.2
 Retail/Rental.....................................       14,964            9,396            5,568         59.3
 Hospitality.......................................       15,468            9,934            5,534         55.7
 Other.............................................       14,137            8,651            5,486         63.4
                                                     -----------     ------------    -------------   ----------

 Total Resort Revenue..............................  $    56,859     $     34,985    $      21,874         62.5
                                                     ===========     ============    =============   ==========

 Total Skier Days..................................           19               10                9         90.0
                                                     ===========     ============    =============   ==========

 ETP...............................................  $     24.47     $      17.70    $        6.77         38.3
                                                     ===========     ============    =============   ==========

     Lift ticket revenue increased due to a 90.0% increase in total skier days as well as a 38.3% increase in ETP (effective ticket price ("ETP") is defined as total lift ticket revenue divided by total skier days). The increase in skier days is due to an earlier opening of Breckenridge Mountain for the 1999-2000 ski season as compared to the 1998-1999 season. The increase in ETP is primarily attributable to a higher sales price on the Company's Buddy Pass season pass product, a discounted season pass product for Keystone and Breckenridge Mountains. Buddy Pass users make up a significant portion of early season resort guests.

     The increase in Ski School revenue is consistent with the increase in skier days.

     Dining revenue increased primarily as a result of the addition of eight dining operations with the acquisition of Grand Teton Lodge Company ("GTLC") on June 14, 1999, as well as the increase in skier days at the Company's Colorado resorts. In addition, the Company experienced increased conference business, which contributed to the revenue increase through increased banquet services.

     The increase in Retail/Rental revenue is attributable to the acquisition of additional retail/rental outlets by the Company's retail/rental joint venture, Specialty Sports Venture LLC, in October 1998.

     Hospitality revenue increased as a result of the Company's acquisition of GTLC in June 1999, which included three lodging operations. In addition, existing operations had modest growth as a result of the increase in skier days and increased conference business.

     The increase in Other revenue is primarily attributable to the GTLC acquisition, which provided a golf course operation and substantial other recreational services. In addition, the Company had increased private club membership sales related to the new Arrowhead Alpine Club and membership resales at Beaver Creek Club. The Company's Licensing and Sponsorship activity increased, and an increase in brokerage operations also contributed to the increase in Other revenue.

     Resort Operating Expense. Resort Operating Expense for the three months ended October 31, 1999 was $77.3 million, an increase of $17.3 million, or 28.8%, compared to the three months ended October 31, 1998. The increase in Resort Operating Expense is primarily attributable to the incremental operating expenses contributed by GTLC's operations. A portion of the increase can also be attributed to a shift in the revenue mix from lift tickets to revenues derived from lower-margin lines of business such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations.

     Real Estate Revenue. Revenue from real estate operations for the three months ended October 31, 1999 was $9.0 million, a decrease of $4.6 million, or 33.9%, compared to the three months ended October 31, 1998. The decrease is due to a decrease in the Company's profit share from its investment in Keystone/Intrawest LLC, as there is less inventory available for sale in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Profits generated by Keystone/Intrawest LLC during the quarter ended October 31, 1999 included the sale of 30 village condominium units, primarily at the River Run development. In addition, during the first quarter of fiscal 2000, the Company sold two multi-family homesites at Bachelor Gulch Village and one multi-unit development site at Arrowhead Village. Profits from Keystone/Intrawest LLC during the quarter ended October 31, 1998 included the sale of 106 village condominium units and 56 single-family homesites surrounding the golf course; the Company also sold one single-family homesite at Bachelor Gulch Village and three multi-unit developer sites at Arrowhead.

     Real Estate Operating Expense. Real estate operating expense for the three months ended October 31, 1999 was $5.9 million, a decrease of $1.7 million, or 23.0%, compared to the three months ended October 31, 1998. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the Bachelor Gulch and Arrowhead real estate sales detailed above for both fiscal 2000 and fiscal 1999. Profits generated by Keystone/Intrawest LLC are recorded using the equity method, therefore there are no operating expenses associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by $3.1 million, or 26.3%, for the three months ended October 31, 1999 as compared to the three months ended October 31, 1998. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the GTLC acquisition and an increased fixed asset base due to fiscal 1999 capital improvements.

     Interest expense. During the three months ended October 31, 1999 and October 31, 1998, the Company recorded interest expense of $8.9 million and $5.7 million, respectively, relating primarily to the Company's Credit Facility and the Industrial Development Bonds. In addition, the three months ended October 31, 1999 reflect interest expense related to the Company's subordinated debt issued in May 1999. The increase in interest expense for the three months ended October 31, 1999 related to the subordinated debt is partially offset by a reduction in the balance outstanding on the Credit Facility.

     Other. As the Company previously announced, we have softer than normal bookings for the second quarter of fiscal 2000, especially during the millennium holiday period, which is showing weakness across the whole of the U.S. travel industry, although the current bookings for the Company's third quarter of fiscal 2000 are encouraging. As the Company also stated, there have been positive business developments for the Company for the 1999-2000 ski season including increased season pass sales, positive booking trends at Vail/Eagle County Airport and the scheduled opening of Vail Mountain's Blue Sky Basin on January 6, 2000.

Liquidity and Capital Resources

     The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

     The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the three months ended October 31, 1999, the Company made payments of $26.4 million for resort capital expenditures and $8.1 million for investments in real estate. The primary projects included in resort capital expenditures were a) continued construction of the Blue Sky Basin expansion on Vail Mountain, b) reconstruction and expansion of Two Elk lodge on Vail Mountain, c) a new high-speed six-passenger chairlift at Breckenridge Mountain, and d) construction of a new private on-mountain dining facility at Beaver Creek. The primary projects included in investments in real estate were
a) continued construction of the Arrowhead Alpine Club, b) architectural and engineering planning for future developments at Breckenridge, Vail and Avon, c) continued development of Bachelor Gulch and Arrowhead Villages, and d) investments in developable land at strategic locations at Breckenridge.

     The Company estimates that it will make resort capital expenditures totaling between $40 and $50 million during the remainder of fiscal 2000. The primary projects are anticipated to include a) construction of a 37,500 square foot exhibit hall at the Keystone Conference Center, and b) continuing enhancements and upgrades to existing facilities at all resorts. Investments in real estate during the remainder of fiscal 2000 are expected to total approximately $42 million. The primary projects are anticipated to include a) continued development of Bachelor Gulch and Arrowhead Villages, b) architectural and engineering planning for future developments at Breckenridge, Vail and Avon,
c) golf course development near Beaver Creek, d) completion of construction of the Arrowhead Alpine Club, and e) investments in developable land at strategic locations at all four Colorado resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

     During the three months ended October 31, 1999, the Company generated $27.7 million in cash flows from its financing activities consisting of net long-term debt borrowings of $27.4 million and $0.3 million received from the exercise of employee stock options.

     During the three months ended October 31, 1999, 35,633 employee stock options were exercised at exercise prices ranging from $6.85 to $10.75. Additionally, 8,751 shares were issued to management under the Company's restricted stock plan.

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

     The Company has traditionally upgraded and replaced its information technology systems on a regular basis. As a result of this process, most of the Company's information technology systems and applications are currently Year 2000 compliant. In the remaining information technology area, inventory and assessment audits in the telecommunications, mainframe, midrange and distributed applications areas are complete. With respect to operations equipment, the Company has identified areas that it considers "mission critical", in that a Year 2000 failure could impact the health or safety of employees or resort guests or could have a material adverse effect on the Company's operations. The Company has engaged a third party consultant to assist in completing inventory and assessment audits of operations equipment, these audits are substantially complete. The Company has substantially completed remediation, verification and testing with respect to operations.

     The Company is communicating with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on the Company's operations. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors; therefore, third party impact is expected to be minimal. The Company is seeking confirmation of Year 2000 compliance from critical suppliers and identifying alternative suppliers as part of its contingency plans. The Company will seek letters of compliance or other satisfactory evidence of compliance (for example, web site disclosures) from certain non-critical suppliers based on risk assessment of such suppliers. Risk assessment with respect to external parties has been completed, although monitoring of risk in this area will continue throughout 1999, as many external parties will not have completed their work with respect to the Year 2000 issue.

     Costs. The total estimated multi-year cost of the Year 2000 project is estimated to be between $900,000 and $1,100,000 and is being funded from operating cash flow. These costs are not expected to be material to the Company's consolidated results of operations, liquidity or capital resources. Of the total project cost, approximately $600,000 is attributable to the purchase of new software or equipment that will be capitalized. The remaining costs will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgraded versions of current software programs that are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. As of October 31, 1999, $800,000 of the total estimated Year 2000 project costs have been incurred, of which $300,000 has been expensed and $500,000 was capitalized. Fiscal 1999 and 1998 expensed costs were approximately $150,000 and $150,000, respectively. Costs exclude expenditures for systems that were replaced under the Company's regularly planned schedule.

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

     Contingency Plans. The Company is developing contingency plans which will consider, among other factors, the results and responses from communications with material third parties in determining the nature and the scope of such contingency plans. However, generally, the Company's contingency plans will include, but are not limited to, development of manual work-arounds to system failures, identification of alternative sources for goods and services and reasonable increases in the amount of on-hand goods and supplies. Typically these plans address the anticipated consequences of single events, while the scope of the Year 2000 issues may cause multiple concurrent events for a longer duration. Development of contingency plans is now expected to be completed by December 15, 1999.

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

Cautionary Statement

     Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:
          .    a significant downturn in general business and economic
               conditions,
          .    adverse weather conditions, particularly inadequate snowfall for the millennium holiday period and the 1999/2000 ski season,
          .    Year 2000 failures, including Year 2000 impacts on travel
               patterns,
          .    competition in the ski and resort industry, and
          .    failure to successfully integrate acquisitions.
     Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating-rate debt. Swap Agreements exchange floating-rate for fixed-rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of October 31, 1999 the Company had Swap Agreements in effect with notional amounts totaling $150.0 million, of which $75.0 million will mature in February 2000. The remaining $75.0 million will mature December 2002. Borrowings not subject to Swap Agreements at October 31, 1999 totaled $275.6 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating-rate borrowings outstanding during the year ended October 31, 1999, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $31,951. Management believes that these amounts are not significant to the Company's earnings.

PART II                                OTHER INFORMATION

Item 1.  Legal Proceedings.

     None

Item 2.  Changes In Securities And Use Of Proceeds.

     On November 1, 1999 the Company issued 40,413 shares of Common Stock in the aggregate in connection with the acquisition of VailNet, Inc. and InterNetWorks, Inc. as partial consideration for the purchase price. The securities were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission Of Matters To A Vote Of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits And Reports On Form 8-K.

     a)  Index to Exhibits

               The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

                                                                                Sequentially
         Exhibit                                                                  Numbered
         Number                         Description                                 Page
         ------                         -----------                                 ----
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

                                                                                Sequentially
         Exhibit                                                                  Numbered
         Number                         Description                                 Page
         ------                         -----------                                 ----
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

                                                                               Sequentially
         Exhibit                                                                 Numbered
         Number                         Description                               Page
         ------                         -----------                               ----
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

           10.11(a) Credit Agreement dated as of January 3, 1997 among the Vail
                    Corporation, the Lenders named therein and NationsBank of Texas, N.A. as agent. (Incorporated by reference to Exhibit
                    10.11(a) of the report on Form 10-K of Vail Resorts, Inc.
                    for the year ended September 30, 1997.)

           10.11(b) Pledge Agreement dated as of January 3, 1997 among the Vail
                    Corporation and NationsBank of Texas, N.A. as agent.
                    (Incorporated by reference to Exhibit 10.11(b) of the report on Form 10-K of Vail Resorts, Inc. for the year ended
                    September 30, 1997.)

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

                                                                               Sequentially
     Exhibit                                                                     Numbered
     Number                             Description                                Page
     ------                             -----------                                ----
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

                                                                             Sequentially
         Exhibit                                                               Numbered
         Number                         Description                              Page
         ------                         -----------                              ----
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

           10.22    Credit agreement dated December 30, 1998 among SSI Venture
                    LLC and NationsBank of Texas, N.A., (Incorporated by reference to Exhibit 10.24 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 1999.)

                                                                               Sequentially
         Exhibit                                                                 Numbered
         Number                         Description                                Page
         ------                         -----------                                ----
           10.23   Amended and Restated Credit Agreement among The Vail
                   Corporation (d/b/a "Vail Associates, Inc"), and NationsBank,
                   N.A. and NationsBanc Montgomery Securities LLC dated as of
                   May 1, 1999. (Incorporated by reference to Exhibit 10.25 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1999.)

           10.24   Employment Agreement dated October 28, 1996 by and between
                   Vail Resorts, Inc. and James P. Donohue.                          14

           21 Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to Exhibit 21 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 1999.)

           27      Financial Data Schedules

b)       Reports on Form 8-K

         None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 14, 1999.



                                                  VAIL RESORTS, INC.

Date: December 14, 1999                           By /s/ James P. Donohue
                                                     ---------------------------
                                                          James P. Donohue
                                                      Senior Vice President and
                                                      Chief Financial Officer