Form 10-Q
period 2000-01-31
VAIL RESORTS INC
filed 2000-03-16
CIK 812011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

   FORM 10-Q. --QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended January 31, 2000

[_] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _______________________ to _____________________

Commission File Number: 1-9614
                        -------------------------------------------------------

                              Vail Resorts, Inc.
             ---------------------------------------------------
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

                                             [X] Yes    [_] No

     As of March 13, 2000, 7,439,834 shares of Class A Common Stock and 27,177,698 shares of Common Stock were issued and outstanding.


                               Table of Contents

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements.......................................................................      F-1
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......        1
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.................................        7

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..........................................................................        8
Item 2.       Changes in Securities and Use of Proceeds..................................................        8
Item 3.       Defaults Upon Senior Securities............................................................        8
Item 4.       Submission of Matters to a Vote of Security Holders........................................        8
Item 5.       Other Information..........................................................................        9
Item 6.       Exhibits and Reports on Form 8-K...........................................................        9

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of January 31, 2000 and July 31, 1999.... F-2
         Consolidated Condensed Statements of Operations for the Three Months Ended
             January 31, 2000 and 1999..................................................... F-3
         Consolidated Condensed Statements of Operations for the Six Months Ended
             January 31, 2000 and 1999..................................................... F-4
         Consolidated Condensed Statements of Cash Flows for the Six Months Ended
             January 31, 2000 and 1999..................................................... F-5
         Notes to Consolidated Condensed Financial Statements.............................. F-6

                               Vail Resorts, Inc.
                     Consolidated Condensed Balance Sheets
               (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                         January 31,          July 31,           January 31,
                                                                            2000                1999                1999
                                                                       --------------   -----------------   -----------------
Assets

Current assets:
 Cash and cash equivalents........................................         $   22,615          $   25,324          $   17,704
 Receivables, net.................................................             42,648              29,650              57,683
 Income taxes receivable..........................................                268                  --                  --
 Inventories......................................................             26,257              22,805              24,426
 Deferred income taxes............................................             10,404              10,404              12,126
 Other current assets.............................................              7,850               4,512               4,658
                                                                       --------------   -----------------   -----------------
     Total current assets.........................................            110,042              92,695             116,597
Property, plant and equipment, net................................            630,744             611,141             547,915
Real estate held for sale and investment..........................            161,835             152,508             154,960
Deferred charges and other assets.................................             32,515              31,391              19,146
Intangible assets, net............................................            199,014             201,504             197,454
                                                                       --------------   -----------------   -----------------
     Total assets.................................................         $1,134,150          $1,089,239          $1,036,072
                                                                       ==============   =================   =================

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued expenses............................         $  151,406          $   89,445          $  124,976
 Income taxes payable.............................................                 --               1,633               2,239
 Long-term debt due within one year (Note 4)......................              1,458               2,057               2,087
                                                                       --------------   -----------------   -----------------
     Total current liabilities....................................            152,864              93,135             129,302
Long-term debt (Note 4)...........................................            399,587             396,129             332,745
Other long-term liabilities.......................................             30,600              31,146              29,368
Deferred income taxes.............................................             75,993              84,728              76,705
Commitments and contingencies (Note 2)............................                 --                  --                  --
Minority interest in net assets of consolidated joint venture.....              7,550               7,326               8,305
Stockholders' equity:
 Common stock--
     Class A common stock, $0.01 par value, 20,000,000 shares
      authorized, 7,439,834, 7,439,834 and 7,439,834 shares
      issued and outstanding at January 31, 2000,  July 31, 1999
      and January 31, 1999, respectively..........................                 74                  74                  74
     Common stock, $0.01 par value, 40,000,000 shares authorized,
      27,177,698, 27,092,901 and 27,087,701 shares issued and
      outstanding at January 31, 2000,  July 31, 1999 and January
      31, 1999, respectively......................................                272                 271                 271
 Additional paid-in capital.......................................            405,200             402,923             402,514
 Retained earnings................................................             62,010              73,507              56,788
                                                                       --------------   -----------------   -----------------
     Total stockholders' equity...................................            467,556             476,775             459,647
                                                                       --------------   -----------------   -----------------
     Total liabilities and stockholders' equity...................         $1,134,150          $1,089,239          $1,036,072
                                                                       ==============   =================   =================

    See accompanying notes to consolidated condensed financial statements.

                               Vail Resorts, Inc.
                Consolidated Condensed Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                                     January 31,
                                                                                             2000                1999
                                                                                       --------------    ----------------
Net revenues:
   Resort.........................................................................           $161,128            $156,141
   Real estate....................................................................              1,749               3,816
                                                                                       --------------    ----------------
       Total net revenues.........................................................            162,877             159,957
Operating expenses:
   Resort.........................................................................            113,031             105,625
   Real estate....................................................................              3,745               4,530
   Depreciation and amortization..................................................             15,023              12,946
                                                                                       --------------    ----------------
       Total operating expenses...................................................            131,799             123,101
                                                                                       --------------    ----------------
Income from operations............................................................             31,078              36,856
Other income (expense):
   Investment income..............................................................                343                 490
   Interest expense...............................................................            (10,016)             (6,178)
   Gain (loss) on disposal of fixed assets........................................                (32)                 13
   Other income (expense).........................................................                (73)                136
   Minority interest in consolidated joint venture................................             (2,095)             (2,915)
                                                                                       --------------    ----------------
Income before income taxes........................................................             19,205              28,402
Provision for income taxes........................................................             (8,258)            (11,872)
                                                                                       --------------    ----------------
Net income........................................................................           $ 10,947            $ 16,530
                                                                                       ==============    ================
Net income per common share (Note 3):
   Basic..........................................................................           $   0.32            $   0.48
                                                                                       ==============    ================
   Diluted........................................................................           $   0.31            $   0.47
                                                                                       ==============    ================

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                                  Six Months Ended
                                                                                                     January 31,
                                                                                             2000                  1999
                                                                                        --------------        --------------
Net revenues:
   Resort.........................................................................            $217,987              $191,126
   Real estate....................................................................              10,719                17,387
                                                                                        --------------        --------------
       Total net revenues.........................................................             228,706               208,513
Operating expenses:
   Resort.........................................................................             190,329               165,625
   Real estate....................................................................               9,608                12,140
   Depreciation and amortization..................................................              29,923                24,747
                                                                                        --------------        --------------
       Total operating expenses...................................................             229,860               202,512
                                                                                        --------------        --------------
Income (loss) from operations.....................................................              (1,154)                6,001
Other income (expense):
   Investment income..............................................................                 698                   905
   Interest expense...............................................................             (18,899)              (11,838)
   Gain (loss) on disposal of fixed assets........................................                 (74)                   26
   Other income (expense).........................................................                 (90)                  139
   Minority interest in consolidated joint venture................................                (651)               (1,801)
                                                                                        --------------        --------------
Loss before income taxes..........................................................             (20,170)               (6,568)
Credit for income taxes...........................................................               8,673                 2,640
                                                                                        --------------        --------------
Net loss..........................................................................            $(11,497)             $ (3,928)
                                                                                        ==============        ==============

Net loss per common share (Note 3):
   Basic..........................................................................            $  (0.33)             $  (0.11)
                                                                                        ==============        ==============
   Diluted........................................................................            $  (0.33)             $  (0.11)
                                                                                        ==============        ==============

    See accompanying notes to consolidated condensed financial statements.

                               Vail Resorts, Inc.
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                    January 31,
                                                                                             2000                1999
                                                                                      --------------    ----------------
Cash flows from operating activities:
 Net loss.........................................................................         $ (11,497)          $  (3,928)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................            29,923              24,747
   Non-cash cost of real estate sales.............................................             3,166               6,903
   Non-cash compensation related to stock grants..................................                81                 225
   Non-cash equity (income) loss..................................................            (3,143)              1,574
   Deferred financing costs amortized.............................................               867                 292
   (Gain) loss on disposal of fixed assets........................................                74                 (26)
   Deferred income taxes, net.....................................................            (8,673)             (2,640)
   Minority interest in consolidated joint venture................................               651               1,801
 Changes in assets and liabilities:
   Receivables, net...............................................................           (12,998)            (30,186)
   Inventories....................................................................            (3,452)              3,081
   Accounts payable and accrued expenses..........................................            61,961              53,901
   Income taxes payable and receivable............................................            (1,901)                 --
   Other assets and liabilities, net..............................................            (5,944)             (2,493)
                                                                                      --------------    ----------------
      Net cash provided by operating activities...................................            49,115              53,251

Cash flows from investing activities:
 Cash paid in hotel acquisitions, net of cash acquired............................                --             (33,800)
 Cash paid by consolidated joint venture in acquisition of retail operations......                --             (10,516)
 Cash received from sale of assets................................................               252                  --
 Resort capital expenditures......................................................           (41,406)            (44,337)
 Investments in real estate.......................................................           (13,450)            (14,395)
                                                                                      --------------    ----------------
   Net cash used in investing activities..........................................           (54,604)           (103,048)

Cash flows from financing activities:
 Proceeds from the exercise of stock options......................................               314                 515
 Deferred financing costs paid....................................................              (393)                 --
 Proceeds from borrowings under long-term debt....................................           105,750             100,866
 Payments on long-term debt.......................................................          (102,891)            (53,392)
                                                                                      --------------    ----------------
   Net cash provided by financing activities......................................             2,780              47,989
                                                                                      --------------    ----------------

Net decrease in cash and cash equivalents.........................................            (2,709)             (1,808)

Cash and cash equivalents:
 Beginning of period..............................................................            25,324              19,512
                                                                                      --------------    ----------------
 End of period....................................................................         $  22,615           $  17,704
                                                                                      ==============    ================

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


1.   Basis of Presentation

     Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments--resort and real estate. Vail Associates, Inc., an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries, (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Company's mountain resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from mid-October through mid-May; the Company's operations at GTLC generally run from mid-May through mid-October.

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

2.   Commitments and Contingencies

     Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single family homesites, cluster homes, townhomes, and lodging units. As of January 31, 2000, the Company has sold 104 single-family homesites and twelve parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 30 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $14.3 million at January 31, 2000. The Company has allocated $10.5 million of that amount to the Bachelor Gulch Village homesites which were sold as of January 31, 2000 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of January 31, 2000 and July 31, 1999 was $5.4 million and $4.3 million, respectively.

     At January 31, 2000 the Company had various other letters of credit outstanding in the aggregate amount of $39.3 million.

                              Vail Resorts, Inc.
      Notes to Consolidated Condensed Financial Statements -- (Continued)
                                  (Unaudited)


2.   Commitments and Contingencies (Continued)

     On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). Three other chairlifts sustained minor damage. The Company has completed the reconstruction and reparation of all of the damaged and destroyed facilities. All of the facilities damaged are fully covered by the Company's property insurance policy. Although the Company is unable to estimate the total amount which will be recovered through insurance proceeds, the Company does not expect to record a loss related to the property damage. The incident is also covered under the Company's business interruption insurance policy. The Company incurred business interruption losses as a result of the incident; however, due to mitigating measures being undertaken by the Company and the insurance coverage, the Company expects the net impact of the business interruption will not have a material effect on its results of operations and cash flows.

     The Company purchased a Reduced Skier Day Insurance Policy, a customized insurance product, at the outset of the ski season. Under this policy, the Company receives a fixed payment for each paid skier day below certain targeted levels for the season. For the six months ended January 31, 2000, the net benefit recognized in the financial statements from the policy was $4.4 million.

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

     The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the six months ended January 31, 2000 and 1999, lease expense of $3.8 million and $3.1 million, respectively, related to these agreements was recorded and is included in the accompanying consolidated statements of operations.

     Future minimum lease payments under these leases as of January 31, 2000 are as follows (in thousands):

     Due during fiscal year ending July 31:
     2000.....................................................   $ 2,919
     2001.....................................................     3,846
     2002.....................................................     2,575
     2003.....................................................     2,031
     2004.....................................................     2,073
     Thereafter...............................................     4,358
                                                                 -------
        Total.................................................   $17,802
                                                                 =======

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

                                                             Three Months Ended
                                                                 January 31,
                                               ---------------------------------------------
                                                        2000                   1999
                                               ---------------------   ---------------------
                                                  (In thousands, except per share amounts)
                                                 Basic      Diluted      Basic      Diluted
                                               ---------   ---------   ---------   ---------
Net income per common share:
   Net income...............................    $10,947     $10,947     $16,530     $16,530

   Weighted average shares outstanding......     34,618      34,618      34,574      34,574
   Effect of dilutive stock options.........                    227                     289
                                                -------     -------     -------     -------
   Total shares.............................     34,618      34,845      34,574      34,863
                                                -------     -------     -------     -------
   Net income per common share..............    $  0.32     $  0.31     $  0.48     $  0.47
                                                =======     =======     =======     =======

                                                              Six Months Ended
                                                                 January 31,
                                               ---------------------------------------------
                                                        2000                   1999
                                               ---------------------   ---------------------
                                                  (In thousands, except per share amounts)
                                                 Basic      Diluted      Basic      Diluted
                                               ---------   ---------   ---------   ---------
Net loss per common share:
   Net loss.................................    $(11,497)   $(11,497)   $(3,928)    $(3,928)

   Weighted average shares outstanding......      34,573      34,573     34,555      34,555
   Effect of dilutive stock options.........                     240                    293
                                                --------    --------    -------     -------
   Total shares.............................      34,573      34,813     34,555      34,848
                                                --------    --------    -------     -------
   Net loss per common share................    $  (0.33)   $  (0.33)   $ (0.11)    $ (0.11)
                                                ========    ========    =======     =======

4.   Long-Term Debt

     Long-term debt as of January 31, 2000 and July 31, 1999 is summarized as follows (in thousands):

                                                                 January 31,    July 31,
                                                  Maturity(e)       2000          1999
                                                ------------------------------------------
Industrial Development Bonds(a)...............     2002-2020      $ 63,200      $ 63,200
Credit Facilities (b).........................          2003       133,300       130,300
Senior Subordinated Notes (c).................          2009       200,000       200,000
Other(d)......................................     2000-2029         4,545         4,686
                                                                  ---------     ---------
                                                                    401,045      398,186
Less: Maturities due within 12 months.........                        1,458        2,057
                                                                  ---------     --------
                                                                   $399,587     $396,129
                                                                  =========     ========


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

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


4.   Long-Term Debt (Continued)

     b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. In conjunction with the debt offering discussed in c) below, the Company amended its Credit Facility on May 11, 1999. Borrowings under the Credit Facility as amended bear interest annually at the Company's option at the rate of (i) LIBOR (5.86% at January 31, 2000) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (8.50% at January 31, 2000) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

         On December 30, 1998, SSI Venture LLC established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. On October 15, 1999, the SSV Facility was amended to increase the aggregate principal amount to $25 million. The amended SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. A $250,000 principal payment was made on the SSV Facility's Tranche B term loan on January 31, 2000. Future minimum amortization under the Tranche B Term Loan Facility as amended is $0.5 million, $1.0 million, $1.0 million, $1.0 million and $5.25 million during fiscal years 2000, 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSI Venture LLC also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

     c) The Company completed a $200 million debt offering of Senior Subordinated Notes (the "Notes") on May 11, 1999. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The proceeds of the offering were used to reduce the Company's outstanding debt under the Credit Facility.

     d) Other obligations bear interest at rates ranging from 0.0% to 6.5% and have maturities ranging from 2000 to 2028.

     e)  Maturities are based on the Company's July 31 fiscal year end.

     Aggregate maturities for debt outstanding are as follows (in thousands):

                                                                    As of
                                                                  January 31,
     Due during fiscal years ending July 31.                         2000
                                                                 -------------

     2000.....................................................     $    920
     2001.....................................................        1,463
     2002.....................................................        1,444
     2003.....................................................      126,855
     2004.....................................................        5,558
     Thereafter...............................................      264,805
                                                                   --------
        Total Debt............................................     $401,045
                                                                   ========

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries

     The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 4), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSI Venture LLC and Vail Associates Investments, Inc. (together, the "Non-Guarantor Subsidiaries"). SSI Venture LLC is a 51.9%-owned joint venture which owns and operates certain retail and rental operations. Vail Associates Investments, Inc. is a 100%-owned corporation which owns certain real estate held for sale.

     Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of January 31, 2000 and July 31, 1999 and for the six months ended January 31, 2000 and 1999.

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

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

              Supplemental Condensed Consolidating Balance Sheet
                                (in thousands)

                                                                                              Non-
                                                                    Parent    Guarantor     Guarantor
                                                                   Company  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                  --------  ------------  ------------  ------------  ------------

                                                                                            January 31, 2000
                                                                  ----------------------------------------------------------------
Current assets:
 Cash and cash equivalents......................................  $     --  $   20,879       $ 1,736      $      --    $   22,615
 Receivables....................................................       321      40,471         1,856             --        42,648
 Income taxes receivable........................................       268          --            --             --           268
 Inventories, net...............................................        --       7,892        18,365             --        26,257
 Deferred income taxes..........................................     1,353       9,051            --             --        10,404
 Other current assets...........................................        --       6,862           988             --         7,850
                                                                  --------  ----------       -------      ---------    ----------
   Total current assets.........................................     1,942      85,155        22,945             --       110,042
Property, plant and equipment, net..............................        --     617,577        13,167             --       630,744
Real estate held for sale.......................................        --     154,078         7,757             --       161,835
Deferred charges and other assets...............................    10,985      21,256           274             --        32,515
Intangible assets, net..........................................        --     186,432        12,582             --       199,014
Investments in subsidiaries and advances to (from) subsidiaries.   660,093      (1,856)       (7,550)      (650,687)           --
                                                                  --------  ----------       -------      ---------    ----------
   Total assets.................................................  $673,020  $1,062,642       $49,175      $(650,687)   $1,134,150
                                                                  ========  ==========       =======      =========    ==========

Current liabilities:
 Accounts payable and accrued expenses..........................  $  4,462  $  125,370       $21,574      $      --    $  151,406
 Income taxes payable...........................................        --          --            --             --            --
 Long-term debt due within one year.............................        --         458         1,000             --         1,458
                                                                  --------  ----------       -------      ---------    ----------
   Total current liabilities....................................     4,462     125,828        22,574             --       152,864
Long-term debt..................................................   200,000     189,287        10,300             --       399,587
Other long-term liabilities.....................................     1,002      29,598            --             --        30,600
Deferred income taxes...........................................        --      75,993            --             --        75,993
Minority interest in net assets of consolidated joint venture...        --          --         7,550             --         7,550
Total stockholders' equity......................................   467,556     641,936         8,751       (650,687)      467,556
                                                                  --------  ----------       -------      ---------    ----------
   Total liabilities and stockholders' equity...................  $673,020  $1,062,642       $49,175      $(650,687)   $1,134,150
                                                                  ========  ==========       =======      =========    ==========

                                                                                           July 31, 1999
                                                                  ----------------------------------------------------------------
Current assets:
 Cash and cash equivalents......................................  $     --  $   25,097       $   227      $            $   25,324
 Receivables....................................................       321      28,790           539             --        29,650
 Inventories, net...............................................        --       8,667        14,138             --        22,805
 Deferred income taxes..........................................     1,353       9,051            --             --        10,404
 Other current assets...........................................        --       4,326           186             --         4,512
                                                                  --------  ----------       -------      ---------    ----------
   Total current assets.........................................     1,674      75,931        15,090             --        92,695
Property, plant and equipment, net..............................        --     600,497        10,644             --       611,141
Real estate held for sale.......................................        --     147,232         5,276             --       152,508
Deferred charges and other assets...............................     8,752      22,519           120             --        31,391
Intangible assets, net..........................................        --     188,197        13,307             --       201,504
Investments in subsidiaries and advances to (from) subsidiaries.   472,609     214,405        (6,122)      (680,892)           --
                                                                  --------  ----------       -------      ---------    ----------
   Total assets.................................................  $483,035  $1,248,781       $38,315      $(680,892)   $1,089,239
                                                                  ========  ==========       =======      =========    ==========

Current liabilities:
 Accounts payable and accrued expenses..........................  $  5,132  $   76,341       $ 7,972      $      --    $   89,445
 Income taxes payable...........................................        --       1,633            --             --         1,633
 Long-term debt due within one year.............................        --         520         1,537             --         2,057
                                                                  --------  ----------       -------      ---------    ----------
   Total current liabilities....................................     5,132      78,494         9,509             --        93,135
Long-term debt..................................................        --     382,829        13,300             --       396,129
Other long-term liabilities.....................................     1,128      30,018            --             --        31,146
Deferred income taxes...........................................        --      84,728            --             --        84,728
Minority interest in net assets of consolidated joint venture...        --          --         7,326             --         7,326
Total stockholders' equity......................................   476,775     672,712         8,180       (680,892)      476,775
                                                                  --------  ----------       -------      ---------    ----------
   Total liabilities and stockholders' equity...................  $483,035  $1,248,781       $38,315      $(680,892)   $1,089,239
                                                                  ========  ==========       =======      =========    ==========

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Operations
                                (in thousands)

                                                                                  Non-
                                                       Parent     Guarantor     Guarantor
                                                      Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                     --------   ------------  ------------  ------------  ------------

                                                                  For the Six Months Ended January 31, 2000
                                                     -----------------------------------------------------------------
Total revenues.....................................  $     --     $188,502       $41,003       $ (799)      $228,706
Total operating expenses...........................     1,050      190,622        38,987         (799)       229,860
                                                     --------     --------       -------       ------       --------
 Income (loss) from operations.....................    (1,050)      (2,120)        2,016           --         (1,154)
Other expense......................................    (8,701)      (9,002)         (662)          --        (18,365)
Minority interest in net income of consolidated
 joint venture.....................................        --           --          (651)          --           (651)
                                                     --------     --------       -------       ------       --------
 Income (loss) before income taxes.................    (9,751)     (11,122)          703           --        (20,170)
 Credit for income taxes...........................     4,193        4,480            --           --          8,673
                                                     --------     --------       -------       ------       --------
Net income (loss) before equity in income of
 consolidated subsidiaries.........................    (5,558)      (6,642)          703           --        (11,497)
Equity in income (loss) of consolidated
 subsidiaries......................................    (5,939)         703            --        5,236             --
                                                     --------     --------       -------       ------       --------
Net income (loss)..................................  $(11,497)    $ (5,939)      $   703       $5,236       $(11,497)
                                                     ========     ========       =======       ======       ========

                                                                  For the Six Months Ended January 31, 1999
                                                     -----------------------------------------------------------------
Total revenues.....................................  $     --     $170,596       $38,678       $ (761)      $208,513
Total operating expenses...........................       496      168,239        34,538         (761)       202,512
                                                     --------     --------       -------       ------       --------
 Income (loss) from operations.....................      (496)       2,357         4,140           --          6,001
Other income (expense).............................       156      (10,528)         (396)          --        (10,768)
Minority interest in net income of consolidated
 joint venture.....................................        --           --        (1,801)          --         (1,801)
                                                     --------     --------       -------       ------       --------
 Income (loss) before income taxes.................      (340)      (8,171)        1,943           --         (6,568)
 Credit for income taxes...........................       137        2,503            --           --          2,640
                                                     --------     --------       -------       ------       --------
Net income (loss) before equity in income of
 consolidated subsidiaries.........................      (203)      (5,668)        1,943           --         (3,928)
Equity in income (loss) of consolidated
 subsidiaries......................................    (3,725)       1,943            --        1,782             --
                                                     --------     --------       -------       ------       --------
Net income (loss)..................................  $ (3,928)    $ (3,725)      $ 1,943       $1,782       $ (3,928)
                                                     ========     ========       =======       ======       ========

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Cash Flows
                                (in thousands)

                                                                                           Non-
                                                                Parent     Guarantor     Guarantor
                                                               Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                              --------   ------------  ------------  ------------  ------------

                                                                          For the Six Months Ended January 31, 2000
                                                              -----------------------------------------------------------------
Cash flows provided by (used in) operating activities......   $(22,577)    $  66,266     $  5,426      $             $  49,115

Cash flows from investing activities:
 Resort capital expenditures...............................                  (39,852)      (1,554)            --       (41,406)
 Investments in real estate................................         --       (13,450)          --             --       (13,450)
 Cash received from sale of assets.........................                      252                                       252
                                                              --------     ---------     --------      ---------     ---------
   Net cash used in investing activities...................         --       (53,050)      (1,554)            --       (54,604)

Cash flows from financing activities:
 Proceeds from borrowings under long-term debt.............         --       105,750           --             --       105,750
 Payments on long-term debt................................         --      (100,141)      (2,750)            --      (102,891)
 Other financing activities................................        (73)           (6)          --             --           (79)
 Advances to (from) affiliates.............................     22,650       (22,886)         236             --            --
                                                              --------     ---------     --------      ---------     ---------
   Net cash provided by (used in) financing activities.....     22,577       (17,283)      (2,514)            --         2,780

                                                              --------     ---------     --------      ---------     ---------
Net increase (decrease) in cash and cash equivalents.......         --        (4,067)       1,358             --        (2,709)

Cash and cash equivalents:
 Beginning of period.......................................         --        24,946          378             --        25,324
                                                              --------     ---------     --------      ---------     ---------
 End of period.............................................   $     --     $  20,879     $  1,736      $      --     $  22,615
                                                              ========     =========     ========      =========     =========

                                                                            For the Six Months Ended January 31, 1999
                                                              -----------------------------------------------------------------

Cash flows provided by (used in) operating activities......   $ (4,593)    $  49,673     $  8,171      $      --     $  53,251

Cash flows from investing activities:
 Cash paid in hotel acquisitions, net of cash acquired.....         --       (33,800)          --             --       (33,800)
 Cash paid by consolidated joint venture in acquisition             --            --      (10,516)            --       (10,516)
  of retail operations.....................................
 Resort capital expenditures...............................         --       (41,272)      (3,065)            --       (44,337)
 Investments in real estate................................         --       (14,395)          --             --       (14,395)
                                                              --------     ---------     --------      ---------     ---------
   Net cash used in investing activities...................         --       (89,467)     (13,581)            --      (103,048)

Cash flows from financing activities:
 Proceeds from the exercise of stock options...............        515            --           --             --           515
 Proceeds from borrowings under long-term debt.............         --        93,165        7,701             --       100,866
 Payments on long-term debt................................         --       (53,392)          --             --       (53,392)
 Advances to (from) affiliates.............................      4,078        (4,681)         603             --            --
                                                              --------     ---------     --------      ---------     ---------
   Net cash provided by financing activities...............      4,593        35,092        8,304             --        47,989

                                                              --------     ---------     --------      ---------     ---------
Net increase (decrease) in cash and cash equivalents.......         --        (4,702)       2,894             --        (1,808)

Cash and cash equivalents:
 Beginning of period.......................................         --        19,512           --             --        19,512
                                                              --------     ---------     --------      ---------     ---------
 End of period.............................................   $            $  14,810     $  2,894      $      --     $  17,704
                                                              ========     =========     ========      =========     =========

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


6.   Acquisitions

     On June 14, 1999, the Company purchased 100% of the outstanding shares of GTLC, a Wyoming corporation, from CSX Corporation for a total purchase price of $55 million. The acquisition was accounted for under the purchase method of accounting. GTLC operates four resort properties in northwestern Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. GTLC operates the first three resorts, all located within Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by GTLC and includes approximately 30 acres of developable land.

     The following unaudited pro forma revenue for the six months ended January 31, 1999 assumes the acquisition of GTLC occurred on August 1, 1998. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. The unaudited revenue for the six months ended January 31, 2000 is provided for comparative purposes. Pro forma net income and EPS are not presented as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

                                                       Pro Forma
                                      Six Months       Six Months
                                         Ended           Ended
                                      January 31,      January 31,
                                          2000            1999
                                               (unaudited)
                    Total revenue      $228,706          $222,742
                                      ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's July 31, 1999 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of January 31, 2000 and 1999 and for the three and six months ended January 31, 2000 and 1999, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

Three Months Ended January 31, 2000 versus Three Months Ended January 31, 1999


                                            Three Months Ended
                                                January 31,                                 Percentage
                                           2000            1999           Increase           Increase
                                        ----------      ----------     --------------     --------------
                                                                (unaudited)
                                                            (dollars in thousands)
Resort Revenue......................     $161,128        $156,141           $4,987              3.2
Resort Operating Expense............      113,031         105,625            7,406              7.0

     Resort Revenue. Resort Revenue for the three months ended January 31, 2000 and 1999 is presented by category as follows:

                                           Three Months Ended                               Percentage
                                               January 31,                Increase           Increase
                                          2000           1999            (Decrease)         (Decrease)
                                        --------       --------        --------------     --------------
                                                               (unaudited)
                                              (dollars and skier days in thousands, except ETP)
Lift Ticket.........................    $ 57,385       $ 59,853            $(2,468)            (4.1)
Ski School..........................      14,966         15,663               (697)            (4.4)
Dining..............................      18,491         18,020                471              2.6
Retail/Rental.......................      29,813         29,924               (111)            (0.4)
Hospitality.........................      18,131         17,962                169              0.9
Other...............................      22,342         14,719              7,623             51.8
                                        --------       --------            -------             ----

Total Resort Revenue................    $161,128       $156,141            $ 4,987              3.2
                                        ========       ========            =======             ====

Total Skier Days....................       1,956          2,072               (116)            (5.6)
                                        ========       ========            =======             ====

ETP.................................    $  29.34       $  28.89            $  0.45              1.6
                                        ========       ========            =======             ====

     Lift ticket revenue decreased due to a 5.6% decrease in total skier days partially offset by a 1.6% increase in ETP (effective ticket price ("ETP") is defined as total lift ticket revenue divided by total skier days). The decrease in skier days is due primarily to the slow millennium period travel patterns across the U.S. travel industry, weak pre-Christmas activity and unfavorable weather early in the quarter. The increase in ETP is primarily attributable to an increase in lead ticket prices at Keystone and Breckenridge along with a higher sales price on the Company's Buddy Pass season pass product, a discounted season pass product for Keystone and Breckenridge Mountains.

     The decrease in Ski School revenue is consistent with the decrease in skier days.

     Dining revenue increased primarily due to the re-opening of Two Elk Lodge on Vail Mountain in December 1999 as well as increased conference business, which contributed to the revenue increase through increased banquet services.

     The decrease in Retail/Rental revenue is attributable to decreases in skier days at many of the ski resorts at which the Company has retail and rental locations.

     Hospitality revenue, while negatively impacted by the decline in skier days, increased as a result of increased conference business and successful yield management.

     The increase in Other revenue is primarily attributable to the estimated insurance claim for the quarter on the Company's Reduced Skier Day Insurance Policy (see Note 2, Part I, Item 1 of this Form 10-Q) as well as increased private membership club operations, commercial leasing, and brokerage
operations.   In addition, the Company's purchase of an internet service provider and web development company in November 1999 contributed to the increase in Other revenue.

     Resort Operating Expense. Resort Operating Expense for the three months ended January 31, 2000 was $113.0 million, an increase of $7.4 million, or 7.0%, compared to the three months ended January 31, 1999. The increase in Resort Operating Expense is primarily attributable to the greater level of variable operating expense proportionate to revenue associated with our non-lift operations, such as dining and hospitality, which have seen growth over fiscal 1999.

     Real Estate Revenue. Revenue from real estate operations for the three months ended January 31, 2000 was $1.7 million, a decrease of $2.1 million, or 54.2%, compared to the three months ended January 31, 1999. The decrease is due to a decrease in the Company's real estate inventory available for sale as compared to the quarter ended January 31, 1999. Revenue for the three months ended January 31, 2000 consists primarily of the sale of one multi-family homesite at Bachelor Gulch Village and the Company's share of profit from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the quarter ended January 31, 2000 included the sale of five village condominium units, primarily at the River Run development at Keystone. Revenue for the three months ended January 31, 1999 consisted primarily of the sale of one luxury residential penthouse condominium at the Lodge at Vail, as well as the Company's share of profits from Keystone/Intrawest LLC, which included the sale of 24 village condominium units, primarily at River Run, and one single-family homesite on the River Run golf course development at Keystone.

     Real Estate Operating Expense. Real estate operating expense for the three months ended January 31, 2000 was $3.7 million, a decrease of $0.8 million, or 17.3%, compared to the three months ended January 31, 1999. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2000 and fiscal 1999. Profits generated by Keystone/Intrawest LLC are recorded using the equity method, therefore there are no operating expenses associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by $2.1 million, or 16.0%, for the three months ended January 31, 2000 as compared to the three months ended January 31, 1999. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the GTLC acquisition and an increased fixed asset base due to fiscal 1999 capital improvements.

     Interest expense. During the three months ended January 31, 2000 and January 31, 1999, the Company recorded interest expense of $10.0 million and $6.2 million, respectively, relating primarily to the Company's Credit Facility and the Industrial Development Bonds. In addition, the three months ended January 31, 2000 reflect interest expense related to the Company's senior subordinated debt issued in May 1999. The increase in interest expense for the three months ended January 31, 2000 related to the subordinated debt is partially offset by a reduction in the balance outstanding on the Credit Facility.

Six Months Ended January 31, 2000 versus Six Months Ended January 31, 1999

                                            Six Months Ended
                                              January 31,                            Percentage
                                          2000           1999        Increase         Increase
                                        --------       -------     ------------     -----------
                                                            (unaudited)
                                                        (dollars in thousands)
Resort Revenue.......................   $217,987       $191,126       $26,861           14.1
Resort Operating Expense.............    190,329        165,625        24,704           14.9

     Resort Revenue. Resort Revenue for the six months ended January 31, 2000 and 1999 is presented by category as follows:

                                            Six Months Ended                         Percentage
                                              January 31,            Increase         Increase
                                          2000           1999       (Decrease)       (Decrease)
                                        --------       -------     ------------     -----------
                                                            (unaudited)
                                           (dollars and skier days in thousands, except ETP)
Lift Ticket.........................    $ 57,850       $ 60,030      $(2,180)           (3.6)
Ski School..........................      15,002         15,682         (680)           (4.3)
Dining..............................      30,280         24,828        5,452            22.0
Retail/Rental.......................      44,777         39,320        5,457            13.9
Hospitality.........................      33,599         27,896        5,703            20.4
Other...............................      36,479         23,370       13,109            56.1
                                        --------       --------      -------            ----

Total Resort Revenue................    $217,987       $191,126      $26,861            14.1
                                        ========       ========      =======            ====

Total Skier Days....................       1,975          2,082         (107)           (5.1)
                                        ========       ========      =======            ====

ETP.................................    $  29.29       $  28.83      $  0.46             1.6
                                        ========       ========      =======            ====

     Lift ticket revenue decreased due to a 5.1% decrease in total skier days partially offset by a 1.6% increase in ETP. The decrease in skier days is due to the slow millennium period travel patterns across the U.S. travel industry, weak pre-Christmas activity and unfavorable early season weather. The increase in ETP is primarily attributable to an increase in lead ticket prices at Keystone and Breckenridge along with a higher sales price on the Company's Buddy Pass season pass product.

     The decrease in Ski School revenue is consistent with the decrease in skier days.

     Dining revenue increased primarily as a result of the addition of eight dining operations with the acquisition of GTLC on June 14, 1999. In addition, the Company re-opened Two Elk Lodge in December 1999 and also experienced increased conference business, which contributed to the revenue increase through increased banquet services.

     The increase in Retail/Rental revenue is attributable to the Company's acquisition of GTLC in June 1999 along with strong performance by the Company's existing retail/rental outlets operated by SSI Venture LLC, offset by the negative impact of skier day decreases at many of the ski resorts at which the Company has retail and rental locations.

     Hospitality revenue increased as a result of the Company's acquisition of GTLC in June 1999, which included three lodging operations. In addition, the Company experienced increased conference business and successful yield management, offset by the negative impact of the decrease in skier days.

     The increase in Other revenue is primarily attributable to the estimated insurance claim from the Company's Reduced Skier Day Insurance Policy (see Note 2, Part I, Item 1 of this Form 10-Q) and the GTLC acquisition, which provided a golf course operation and substantial other recreational services. In addition, the Company had increased private membership club operations, licensing and sponsorship activity increased, and an increase in commercial leasing and brokerage operations also contributed to the increase in Other revenue. The Company's purchase of an internet service provider and website development company in November 1999 was also a factor in the increased revenue.

     Resort Operating Expense. Resort Operating Expense for the six months ended January 31, 2000 was $190.3 million, an increase of $24.7 million, or 14.9%, compared to the six months ended January 31, 1999. The increase in Resort Operating Expense is primarily attributable to the incremental operating expenses contributed by GTLC's operations. A portion of the increase can also be attributed to the greater level of variable operating expense proportionate to revenue associated with our non-lift operations, such as dining and hospitality, which have seen growth over fiscal 1999.

     Real Estate Revenue. Revenue from real estate operations for the six months ended January 31, 2000 was $10.7 million, a decrease of $6.7 million, or 38.4%, compared to the six months ended January 31, 1999. The decrease is due to a decrease in the Company's real estate inventory available for sale as compared to the six months ended January 31, 1999. Revenue for the six months ended January 31, 2000 consists primarily of the sale of three multi-family homesites at Bachelor Gulch Village and one multi-unit development site at Arrowhead Village, and the Company's share of profits from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the six months ended January 31, 2000 included the sale of one luxury residential penthouse condominium at the Lodge at Vail, one single-family homesite at Bachelor Gulch Village and three multi-family homesites at Arrowhead, as well as the Company's share of profits from Keystone/Intrawest LLC, which included the sale of 130 village condominium units, primarily at River Run, and 57 single-family homesites surrounding the River Run golf course.

     Real Estate Operating Expense. Real estate operating expense for the six months ended January 31, 2000 was $9.6 million, a decrease of $2.5 million, or 20.9%, compared to the six months ended January 31, 1999. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2000 and fiscal 1999. Profits generated by Keystone/Intrawest LLC are recorded using the equity method, therefore there are no operating expenses associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by $5.2 million, or 20.9%, for the six months ended January 31, 2000 as compared to the six months ended January 31, 1999. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the GTLC acquisition and an increased fixed asset base due to fiscal 1999 capital improvements.

     Interest expense. During the six months ended January 31, 2000 and January 31, 1999, the Company recorded interest expense of $18.9 million and $11.8 million, respectively, relating primarily to the Company's Credit Facility and the Industrial Development Bonds. In addition, the six months ended January 31, 2000 reflect interest expense related to the Company's senior subordinated debt issued in May 1999. The increase in interest expense for the six months ended January 31, 2000 related to the subordinated debt is partially offset by a reduction in the balance outstanding on the Credit Facility.

Liquidity and Capital Resources

     The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

     The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the six months ended January 31, 2000, the Company made payments of $41.4 million for resort capital expenditures and $13.5 million for investments in real estate. The primary projects included in resort capital expenditures were a) continued construction of the Blue Sky Basin expansion on Vail Mountain, b) reconstruction and expansion of Two Elk lodge on Vail Mountain, c) a new high-speed six-passenger chairlift at Breckenridge Mountain, and d) construction of a new private on-mountain dining facility at Beaver Creek. The primary projects included in investments in real estate were
a) continued construction of the Arrowhead Alpine Club, b) architectural and engineering planning for future developments at Breckenridge, Vail and Avon, c) continued development of Bachelor Gulch and Arrowhead Villages, and d) investments in developable land at strategic locations at Breckenridge.

     The Company estimates that it will make resort capital expenditures totaling between $25 and $35 million during the remainder of fiscal 2000. The primary projects are anticipated to include a) continued construction of a 37,500 square foot exhibit hall at the Keystone Conference Center, b) continued development and construction of Blue Sky Basin at Vail Mountain, including a new high speed quad chairlift and c) continuing enhancements and upgrades to existing facilities at all resorts. Investments in real estate during the remainder of fiscal 2000 are expected to total approximately $20 to $30 million. The primary projects are anticipated to include a) continued development of Bachelor Gulch and Arrowhead Villages, b) architectural and engineering planning for future developments at Breckenridge, Vail and Avon, c) golf course development near Beaver Creek, d) completion of construction of the Arrowhead Alpine Club, and e) investments in developable land at strategic locations at all four Colorado resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

     During the six months ended January 31, 2000, the Company generated $2.8 million in cash from its financing activities consisting of net long-term debt borrowings of $2.9 million, $0.3 million received from the exercise of employee stock options, less $0.4 million used in payment of deferred financing costs.

     During the six months ended January 31, 2000, 35,633 employee stock options were exercised at exercise prices ranging from $6.85 to $10.75. Additionally, 8,751 shares were issued to management under the Company's restricted stock plan, and 40,413 shares were issued as consideration for the purchase of an internet service provider and website development company.

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

     Year 2000 Impact. The Company's Year 2000 Project has achieved project close out with no Year 2000-related failures that had a material impact upon the Company's operations or financial condition. The remaining systems that could be adversely affected by the Year 2000 problems are very minor embedded chip systems. We will monitor these systems but do not believe that any significant problems with these systems will occur. The Company has not experienced any disruption in service from its significant vendors as a result of the Year 2000 issue. The effect of Year 2000 on revenue and spending patterns is discussed below (see "Other").

     Costs. The final multi-year cost of the Year 2000 project was approximately $900,000 and funded from operating cash flow. There has been no material change in our Year 2000 project costs. These costs are not expected to be material to the Company's consolidated results of operations, liquidity or capital resources. Of the total project cost, approximately $600,000 is attributable to the purchase of new software or equipment that will be capitalized. In a number of instances, the Company decided to install new software or upgraded versions of current software programs that are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. As of January 31, 2000, the entire total estimated Year 2000 project costs have been incurred, of which $300,000 has been expensed and $600,000 was capitalized. Fiscal 1999 and 1998 expensed costs were approximately $150,000 and $150,000, respectively. Costs exclude expenditures for systems that were replaced under the Company's regularly planned schedule.

Other

     The business indicators that relate to our financial performance look positive for the third fiscal quarter and current snow conditions are favorable at all four ski resorts. We had good visitation in February, highlighted by a successful Presidents Day Weekend, and despite Easter falling late in April this year, we anticipate solid business performance for the third quarter overall.

Cautionary Statement

     Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:

     .   a significant downturn in general business and economic conditions,
     .   adverse weather conditions, particularly inadequate snowfall,
     .   competition in the ski and resort industry,
     .   failure to successfully integrate acquisitions, and
     .   failure or delay in receiving reduced skier day insurance proceeds.

     Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating-rate debt. Swap Agreements exchange floating-rate for fixed-rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of January 31, 2000 the Company had Swap Agreements in effect with notional amounts totaling $150.0 million, of which $75.0 million will mature in February 2000. The remaining $75.0 million will mature December 2002. Borrowings not subject to Swap Agreements at January 31, 2000 totaled $251.0 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating-rate borrowings outstanding during the year ended January 31, 2000, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $44,464. Management believes that these amounts are not significant to the Company's earnings.

PART II                         OTHER INFORMATION

Item 1.   Legal Proceedings.

  None.

Item 2.  Changes in Securities and Use of Proceeds.

  None.

Item 3.   Defaults Upon Senior Securities.

  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

  The Company held its Annual Meeting of Shareholders on December 14, 1999.

  a) All of the Company's directors nominees were elected to serve until the next annual meeting of the shareholders with the voting results for each as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                          BROKER
--------------------------------------------------------------------------------------------------------------------
      DIRECTOR                 FOR                     AGAINST                   ABSTENTIONS              NONVOTE
--------------------------------------------------------------------------------------------------------------------
Adam M. Aron                     26,453,891                 28,241                     --                    --
--------------------------------------------------------------------------------------------------------------------
Frank J. Biondi                  26,458,101                 24,031                     --                    --
--------------------------------------------------------------------------------------------------------------------
Leon D. Black                     7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
Craig M. Cogut                    7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
Andrew P. Daly                    7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
Stephen C. Hilbert               26,451,281                 30,851                     --                    --
--------------------------------------------------------------------------------------------------------------------
Robert A. Katz                    7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
Thomas H. Lee                    25,865,961                616,171                     --                    --
--------------------------------------------------------------------------------------------------------------------
William L. Mack                   7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
Joe R. Micheletto                26,456,669                 25,463                     --                    --
--------------------------------------------------------------------------------------------------------------------
Antony P. Ressler                 7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
Marc. J. Rowan                    7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
John J. Ryan III                  7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
John F. Sorte                    26,457,901                 24,231                     --                    --
--------------------------------------------------------------------------------------------------------------------
Bruce H. Spector                  7,439,542                     --                     --                    --
--------------------------------------------------------------------------------------------------------------------
William P. Stiritz               25,872,091                610,041                     --                    --
--------------------------------------------------------------------------------------------------------------------
James S. Tisch                   25,863,319                618,813                     --                    --
--------------------------------------------------------------------------------------------------------------------

b) Approval of the Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan.

---------------------------------------------------------------------------------------------------------------------
                                                                                                BROKER
---------------------------------------------------------------------------------------------------------------------
           FOR                        AGAINST                    ABSTENTIONS                   NONVOTES
---------------------------------------------------------------------------------------------------------------------
        28,806,441                   3,412,319                      8,475                      1,694,439
---------------------------------------------------------------------------------------------------------------------

c) Ratification of appointment of Arthur Andersen LLP as independent public accountants.

-----------------------------------------------------------------------------------------------------------------
                                                                                                BROKER
-----------------------------------------------------------------------------------------------------------------
           FOR                        AGAINST                    ABSTENTIONS                   NONVOTES
-----------------------------------------------------------------------------------------------------------------
        33,910,223                     7,317                        4,134                         --
-----------------------------------------------------------------------------------------------------------------

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

4.1      Form of Class 2 Common Stock Registration Rights Agreements between the
         Company and holders of Class 2 Common Stock. (Incorporated by reference to Exhibit 4.13 of the Registration Statement on Form S-4 of Gillett
         Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

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

4.3 Indenture, dated as of May 11, 1999, among Vail Resorts, Inc., the guarantors named therein and the United States Trust Company of New
         York, as trustee. (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration
         No. 333-80621) including all amendments thereto.)

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

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                             Description                                          Page
-------                            -----------                                          ----
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

10.15    Employment Agreement dated October 1, 1996 between Vail Associates,
         Inc. and Andrew P. Daly. (Incorporated by reference to Exhibit 10.5 of the report on Form S-2/A of Vail Resorts, Inc. (Registration # 333-
         5341) including all amendments thereto.)

10.16    Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and
         Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the report on form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

10.17(a) Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc.,
         and Apollo Ski Partners, L.P. dated January 3, 1997. (Incorporated by            15
         reference to Exhibit 2.4 of the report on Form 8-K of Vail Resorts,
         Inc. dated January 8, 1997.)

10.17(b) First Amendment to the Shareholder Agreement dated as of November 1,
         1999, among Vail Resorts, Inc., Ralcorp Holdings, Inc. (f/k/a
         Ralston Foods, Inc.) and Apollo Ski Partners, L.P.

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

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                             Description                                          Page
-------                            -----------                                          ----

10.21(a) Sports and Housing Facilities Financing Agreement among the Vail
         Corporation (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April
         30, 1998.)

10.21(b) Trust Indenture dated as of April 1, 1998 securing Sports and Housing
         Facilities Revenue Refunding Bonds by and between Eagle County,
         Colorado and US Bank, N.A., as Trustee. (Incorporated by reference to
         Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

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

10.24    Employment Agreement dated October 28, 1996 by and between Vail
         Resorts, Inc. and James P. Donohue. (Incorporated by reference to
         Exhibit 10.24 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 1999.)

10.25    Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan.
         (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320).

21       Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to
         Exhibit 21 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 1999.)

27       Financial Data Schedules

b)            Reports on Form 8-K

     None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2000.



                                         VAIL RESORTS, INC.

Date: March 15, 2000                     By                /s/
                                            -----------------------------------
                                                    James P. Donohue
                                               Senior Vice President and
                                                Chief Financial Officer