Form 10-Q
period 2000-04-30
VAIL RESORTS INC
filed 2000-06-14
CIK 812011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          FORM 10-Q. --QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended   April 30, 2000
                              --------------------------------------------------

[_] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from ____________________ to ____________________


Commission File Number:  1-9614
                       ---------------------------------------------------------


                              Vail Resorts, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                      51-0291762
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

           Post Office Box 7
            Vail, Colorado                                     81658
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

                                                       [X]   Yes        [_]   No


     As of June 9, 2000, 7,439,834 shares of Class A Common Stock and 27,177,698 shares of Common Stock were issued and outstanding.

                               Table of Contents

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements.......................................................................  F-1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......    1
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................    7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................    8
Item 2.  Changes in Securities and Use of Proceeds..................................................    8
Item 3.  Defaults Upon Senior Securities............................................................    8
Item 4.  Submission of Matters to a Vote of Security Holders........................................    8
Item 5.  Other Information..........................................................................    8
Item 6.  Exhibits and Reports on Form 8-K...........................................................    8


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of April 30, 2000 and July 31, 1999
           and April 30, 1999............................................................  F-2
         Consolidated Condensed Statements of Operations for the Three Months Ended
           April 30, 2000 and 1999.......................................................  F-3
         Consolidated Condensed Statements of Operations for the Nine Months Ended
           April 30, 2000 and 1999.......................................................  F-4
         Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
           April 30, 2000 and 1999.......................................................  F-5
         Notes to Consolidated Condensed Financial Statements............................  F-6

                               Vail Resorts, Inc.
                     Consolidated Condensed Balance Sheets
               (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                          April 30,           July 31,            April 30,
                                                                            2000                1999                1999
                                                                         ----------          ----------          ----------
Assets

Current assets:
  Cash and cash equivalents........................................      $   29,864          $   25,324          $   10,063
  Receivables, net.................................................          43,078              29,650              47,917
  Inventories......................................................          21,665              22,805              19,581
  Deferred income taxes............................................          10,404              10,404              12,126
  Other current assets.............................................           6,143               4,512               4,717
                                                                         ----------          ----------          ----------
     Total current assets..........................................         111,154              92,695              94,404
Property, plant and equipment, net.................................         637,703             611,141             553,104
Real estate held for sale and investment...........................         144,067             152,508             152,141
Deferred charges and other assets..................................          31,157              31,391              19,028
Intangible assets, net.............................................         196,692             201,504             196,133
                                                                         ----------          ----------          ----------
     Total assets..................................................      $1,120,773          $1,089,239          $1,014,810
                                                                         ==========          ==========          ==========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses............................      $  116,967          $   89,445          $   89,419
  Income taxes payable.............................................              --               1,633               2,239
  Long-term debt due within one year (Note 4)......................           1,455               2,057                 530
                                                                         ----------          ----------          ----------
     Total current liabilities.....................................         118,422              93,135              92,188
Long-term debt (Note 4)............................................         342,016             396,129             293,332
Other long-term liabilities........................................          30,665              31,146              28,398
Deferred income taxes..............................................         110,243              84,728             101,338
Commitments and contingencies (Note 2).............................              --                  --                  --
Minority interest in net assets of consolidated joint venture......           9,937               7,326               9,582
Stockholders' equity:
  Common stock--
     Class A common stock, $0.01 par value, 20,000,000 shares
       authorized, 7,439,834, 7,439,834 and 7,439,834 shares
       issued and outstanding at April 30, 2000,  July 31, 1999
       and April 30, 1999, respectively............................              74                  74                  74
     Common stock, $0.01 par value, 40,000,000 shares authorized,
       27,177,698, 27,092,901 and 27,087,701 shares issued and
       outstanding at April 30, 2000,  July 31, 1999 and April 30,
       1999, respectively..........................................             272                 271                 271
  Additional paid-in capital.......................................         404,304             402,923             402,592
  Retained earnings................................................         104,840              73,507              87,035
                                                                         ----------          ----------          ----------
     Total stockholders' equity....................................         509,490             476,775             489,972
                                                                         ----------          ----------          ----------
     Total liabilities and stockholders' equity....................      $1,120,773          $1,089,239          $1,014,810
                                                                         ==========          ==========          ==========


    See accompanying notes to consolidated condensed financial statements.

                               Vail Resorts, Inc.
                Consolidated Condensed Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                                     April 30,
                                                                                            2000                  1999
                                                                                         ----------            ----------
Net revenues:
   Resort.........................................................................       $  223,761            $  188,220
   Real estate....................................................................           26,028                14,022
                                                                                         ----------            ----------
       Total net revenues.........................................................          249,789               202,242
Operating expenses:
   Resort.........................................................................          125,446               112,830
   Real estate....................................................................           23,223                14,108
   Depreciation and amortization..................................................           16,005                13,434
                                                                                         ----------            ----------
       Total operating expenses...................................................          164,674               140,372
                                                                                         ----------            ----------
Income from operations............................................................           85,115                61,870
Other income (expense):
   Investment income..............................................................              308                   738
   Interest expense...............................................................           (8,720)               (5,755)
   Gain on disposal of fixed assets...............................................            1,952                    18
   Other income (expense).........................................................               45                    (9)
   Minority interest in consolidated joint venture................................           (2,579)               (1,914)
                                                                                         ----------            ----------
Income before income taxes........................................................           76,121                54,948
Provision for income taxes........................................................          (33,291)              (24,701)
                                                                                         ----------            ----------
Net income........................................................................       $   42,830            $   30,247
                                                                                         ==========            ==========

Net income per common share (Note 3):
   Basic..........................................................................       $     1.24            $     0.87
                                                                                         ==========            ==========
   Diluted........................................................................       $     1.23            $     0.87
                                                                                         ==========            ==========


    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                      April 30,
                                                                                             2000                 1999
                                                                                         -----------           -----------
Net revenues:
   Resort.........................................................................       $   441,748           $   379,346
   Real estate....................................................................            36,747                31,409
                                                                                         -----------           -----------
       Total net revenues.........................................................           478,495               410,755
Operating expenses:
   Resort.........................................................................           315,775               278,455
   Real estate....................................................................            32,831                26,248
   Depreciation and amortization..................................................            45,928                38,181
                                                                                         -----------           -----------
       Total operating expenses...................................................           394,534               342,884
                                                                                         -----------           -----------
Income from operations............................................................            83,961                67,871
Other income (expense):
   Investment income..............................................................             1,006                 1,643
   Interest expense...............................................................           (27,619)              (17,593)
   Gain on disposal of fixed assets...............................................             1,878                    44
   Other income (expense).........................................................               (45)                  130
   Minority interest in consolidated joint venture................................            (3,230)               (3,715)
                                                                                         -----------           -----------
Income before income taxes........................................................            55,951                48,380
Provision for income taxes........................................................           (24,618)              (22,061)
                                                                                         -----------           -----------
Net income........................................................................       $    31,333           $    26,319
                                                                                         ===========           ===========

Net earnings per common share (Note 3):
   Basic..........................................................................       $      0.91           $      0.76
                                                                                         ===========           ===========
   Diluted........................................................................       $      0.90           $      0.76
                                                                                         ===========           ===========


    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                                    April 30,
                                                                                           2000                1999
                                                                                         ---------           ---------
Cash flows from operating activities:
 Net income.......................................................................       $  31,333           $  26,319
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................          45,928              38,181
   Non-cash cost of real estate sales.............................................          22,213               8,326
   Non-cash compensation related to stock grants..................................              81                 268
   Non-cash equity (income) loss..................................................          (4,475)              1,424
   Deferred financing costs amortized.............................................           1,076                 448
   Gain on disposal of fixed assets...............................................          (1,878)                (44)
   Deferred income taxes, net.....................................................          25,515              22,061
   Minority interest in consolidated joint venture................................           3,230               3,715
 Changes in assets and liabilities:
   Receivables, net...............................................................         (13,428)            (20,420)
   Inventories....................................................................           1,140              (6,074)
   Accounts payable and accrued expenses..........................................          27,522              29,652
   Income taxes payable and receivable............................................          (1,633)                 --
   Other assets and liabilities, net..............................................          (1,900)             (2,550)
                                                                                         ---------           ---------
      Net cash provided by operating activities...................................         134,724             101,306

Cash flows from investing activities:
 Cash paid in hotel acquisitions, net of cash acquired............................              --             (33,800)
 Cash paid by consolidated joint venture in acquisition of retail operations......              --             (10,516)
 Cash received from sale of assets................................................             252                  --
 Resort capital expenditures......................................................         (52,982)            (53,691)
 Investments in real estate.......................................................         (22,434)            (22,850)
                                                                                         ---------           ---------
      Net cash used in investing activities.......................................         (75,164)           (120,857)

Cash flows from financing activities:
 Proceeds from the exercise of stock options......................................             314                 628
 Deferred financing costs paid....................................................            (618)                 --
 Proceeds from borrowings under long-term debt....................................         142,850             132,866
 Payments on long-term debt.......................................................        (197,566)           (123,392)
                                                                                         ---------           ---------
      Net cash provided by (used in) financing activities.........................         (55,020)             10,102
                                                                                         ---------           ---------

Net increase (decrease) in cash and cash equivalents..............................           4,540              (9,449)

Cash and cash equivalents:
 Beginning of period..............................................................          25,324              19,512
                                                                                         ---------           ---------
 End of period....................................................................       $  29,864           $  10,063
                                                                                         =========           =========


    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


1.   Basis of Presentation

     Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments--resort and real estate. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries, (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Company's mountain resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from mid-October through mid-May; the Company's operations at GTLC generally run from mid-May through mid-October.

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

2.   Commitments and Contingencies

     Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes, townhomes, and lodging units. As of April 30, 2000, the Company has sold 104 single-family homesites and thirteen parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 35 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $20.4 million at April 30, 2000. The Company has allocated $12.0 million of that amount to the Bachelor Gulch Village homesites which were sold as of April 30, 2000 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of April 30, 2000 and July 31, 1999 was $6.4 million and $4.3 million, respectively.

     At April 30, 2000 the Company had various other letters of credit outstanding in the aggregate amount of $39.1 million.

     On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). Three other chairlifts sustained minor damage. The Company has completed the reconstruction and reparation of all of the damaged and destroyed facilities. During the third quarter, the Company settled its insurance claim related to the fires for $24.5 million, including both the property and business interruption loss claims. The incident did not have a net material impact on the Company's results of operations or cash flows.

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


2.   Commitments and Contingencies (Continued)

     The Company purchased a Reduced Skier Day Insurance Policy, a customized insurance product, at the outset of the ski season. Under this policy, the Company receives a fixed payment for each paid skier day below certain targeted levels for the season. For the nine months ended April 30, 2000, the net benefit recognized in the financial statements from the policy was $10.7 million. The proceeds from the insurance policy have not yet been received, and the claims adjustment process recently started. The Company expects to settle the insurance claim by the end of calendar 2000.

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

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the nine months ended April 30, 2000 and 1999, lease expense of $5.8 million and $4.8 million, respectively, related to these agreements was recorded and is included in the accompanying consolidated statements of operations.

     Future minimum lease payments under these leases as of April 30, 2000 are as follows (in thousands):

     Due during fiscal years ending July 31:
     2000.......................................................   $ 1,002
     2001.......................................................     3,846
     2002.......................................................     2,575
     2003.......................................................     2,031
     2004.......................................................     2,073
     Thereafter.................................................     4,358
                                                                   -------
        Total...................................................   $15,885
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

                                                                          Three Months Ended
                                                                               April 30,
                                                         ----------------------------------------------------
                                                                  2000                        1999
                                                         ------------------------    ------------------------
                                                                (In thousands, except per share amounts)
                                                           Basic        Diluted        Basic        Diluted
                                                         ---------    -----------    ---------    -----------
Net income per common share:
   Net income..........................................  $  42,830    $    42,830    $  30,247    $    30,247

   Weighted average shares outstanding.................     34,618         34,618       34,571         34,571
   Effect of dilutive stock options....................                       163                         196
                                                         ---------    -----------    ---------    -----------
   Total shares........................................     34,618         34,781       34,571         34,767
                                                         ---------    -----------    ---------    -----------
   Net income per common share.........................  $    1.24    $      1.23    $    0.87    $      0.87
                                                         =========    ===========    =========    ===========

                                                                          Three Months Ended
                                                                               April 30,
                                                         ----------------------------------------------------
                                                                  2000                        1999
                                                         ------------------------    ------------------------
                                                                (In thousands, except per share amounts)
                                                           Basic        Diluted        Basic        Diluted
                                                         ---------    -----------    ---------    -----------
Net income per common share:
   Net income..........................................  $  31,333    $    31,333    $  26,319    $    26,319

   Weighted average shares outstanding.................     34,593         34,593       34,557         34,557
   Effect of dilutive stock options....................                       185                         252
                                                         ---------    -----------    ---------    -----------
   Total shares........................................     34,593         34,778       34,557         34,809
                                                         ---------    -----------    ---------    -----------
   Net income per common share.........................  $    0.91    $      0.90    $    0.76    $      0.76
                                                         =========    ===========    =========    ===========

4.   Long-Term Debt

     Long-term debt as of April 30, 2000 and July 31, 1999 is summarized as follows (in thousands):


                                                                        April 30,       July 31,
                                                     Maturity(e)          2000            1999
                                                     -------------------------------------------
     Industrial Development Bonds(a)...............  2002-2020          $ 63,200        $ 63,200
     Credit Facilities (b).........................  2003                 75,750         130,300
     Senior Subordinated Notes (c).................  2009                200,000         200,000
     Other(d)......................................  2000-2029             4,521           4,686
                                                                        --------        --------
                                                                         343,471         398,186
     Less: Maturities due within 12 months.........                        1,455           2,057
                                                                        --------        --------
                                                                        $342,016        $396,129
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

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

4.   Long-Term Debt (Continued)

     b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. In conjunction with the debt offering discussed in c) below, the Company amended its Credit Facility on May 11, 1999. The Credit Facility was amended again on December 31, 1999 and April 21, 2000 to revise the definition of Resort EBITDA used therein. Borrowings under the Credit Facility as amended bear interest annually at the Company's option at the rate of (i) LIBOR (6.29% at April 30, 2000) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (9.00% at April 30, 2000) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

         On December 30, 1998, SSI Venture LLC established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. On October 15, 1999, the SSV Facility was amended to increase the aggregate principal amount to $25 million. The amended SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. The outstanding principal balance on the SSV Facility Tranche B term loan was $8.75 million at April 30, 2000. Future minimum amortization under the Tranche B Term Loan Facility as amended is $0.25 million, $1.0 million, $1.0 million, $1.0 million and $5.5 million during fiscal years 2000, 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSI Venture LLC also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

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

     d) Other obligations bear interest at rates ranging from 0.0% to 6.5% and have maturities ranging from 2000 to 2029.

     e)  Maturities are based on the Company's July 31 fiscal year end.

     Aggregate maturities for debt outstanding are as follows (in thousands):

                                                                   As of
                                                                 April 30,
     Due during fiscal years ending July 31.                        2000
                                                                 ---------
     2000.....................................................   $     604
     2001.....................................................       1,503
     2002.....................................................       1,438
     2003.....................................................      69,563
     2004.....................................................       5,558
     Thereafter...............................................     264,805
                                                                 ---------
        Total Debt............................................   $ 343,471
                                                                 =========

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

     Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of April 30, 2000 and July 31, 1999 and for the nine months ended April 30, 2000 and 1999.

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

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)


              Supplemental Condensed Consolidating Balance Sheet
                                (in thousands)

                                                                                 Non-
                                                                   Parent     Guarantor     Guarantor
                                                                   Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                  ---------  ------------  ------------  ------------  ------------
                                                                                             April 30, 2000
                                                                  -----------------------------------------------------------------
Current assets:
  Cash and cash equivalents.....................................  $      --  $     27,122  $      2,742  $         --  $     29,864
  Receivables...................................................        321        41,485         1,272            --        43,078
  Inventories, net..............................................         --         7,514        14,151            --        21,665
  Deferred income taxes.........................................      1,353         9,051            --            --        10,404
  Other current assets..........................................         --         5,391           752            --         6,143
                                                                  ---------  ------------  ------------  ------------  ------------
    Total current assets........................................      1,674        90,563        18,917            --       111,154
Property, plant and equipment, net..............................         --       625,291        12,412            --       637,703
Real estate held for sale.......................................         --       138,433         5,634            --       144,067
Deferred charges and other assets...............................     13,172        17,725           260            --        31,157
Intangible assets, net..........................................         --       184,338        12,354            --       196,692
Investments in subsidiaries and advances to (from) subsidiaries.    704,804        (3,837)       (5,780)     (695,187)           --
                                                                  ---------  ------------  ------------  ------------  ------------
    Total assets................................................  $ 719,650  $  1,052,513  $     43,797  $   (695,187) $  1,120,773
                                                                  =========  ============  ============  ============  ============

Current liabilities:
  Accounts payable and accrued expenses.........................  $   9,158  $     94,016  $     13,793  $         --  $    116,967
  Income taxes payable..........................................         --            --            --            --            --
  Long-term debt due within one year............................         --           455         1,000            --         1,455
                                                                  ---------  ------------  ------------  ------------  ------------
    Total current liabilities...................................      9,158        94,471        14,793            --       118,422
Long-term debt..................................................    200,000       134,266         7,750            --       342,016
Other long-term liabilities.....................................      1,002        29,663            --            --        30,665
Deferred income taxes...........................................         --       110,243            --            --       110,243
Minority interest in net assets of consolidated joint venture...         --            --         9,937            --         9,937
Total stockholders' equity......................................    509,490       683,870        11,317      (695,187)      509,490
                                                                  ---------  ------------  ------------  ------------  ------------
    Total liabilities and stockholders' equity..................  $ 719,650  $  1,052,513  $     43,797  $   (695,187) $  1,120,773
                                                                  =========  ============  ============  ============  ============

                                                                                               July 31, 1999
                                                                  -----------------------------------------------------------------
Current assets:
  Cash and cash equivalents.....................................  $      --  $     25,097  $        227  $         --  $     25,324
  Receivables...................................................        321        28,790           539            --        29,650
  Inventories, net..............................................         --         8,667        14,138            --        22,805
  Deferred income taxes.........................................      1,353         9,051            --            --        10,404
  Other current assets..........................................         --         4,326           186            --         4,512
                                                                  ---------  ------------  ------------  ------------  ------------
    Total current assets........................................      1,674        75,931        15,090            --        92,695
Property, plant and equipment, net..............................         --       600,497        10,644            --       611,141
Real estate held for sale.......................................         --       147,232         5,276            --       152,508
Deferred charges and other assets...............................      8,752        22,519           120            --        31,391
Intangible assets, net..........................................         --       188,197        13,307            --       201,504
Investments in subsidiaries and advances to (from) subsidiaries.    472,609       214,405        (6,122)     (680,892)           --
                                                                  ---------  ------------  ------------  ------------  ------------
    Total assets................................................  $ 483,035  $  1,248,781  $     38,315  $   (680,892) $  1,089,239
                                                                  =========  ============  ============  ============  ============

Current liabilities:
  Accounts payable and accrued expenses.........................  $   5,132  $     76,341  $      7,972  $         --  $     89,445
  Income taxes payable..........................................         --         1,633            --            --         1,633
  Long-term debt due within one year............................         --           520         1,537            --         2,057
                                                                  ---------  ------------  ------------  ------------  ------------
    Total current liabilities...................................      5,132        78,494         9,509            --        93,135
Long-term debt..................................................         --       382,829        13,300            --       396,129
Other long-term liabilities.....................................      1,128        30,018            --            --        31,146
Deferred income taxes...........................................         --        84,728            --            --        84,728
Minority interest in net assets of consolidated joint venture...         --            --         7,326            --         7,326
Total stockholders' equity......................................    476,775       672,712         8,180      (680,892)      476,775
                                                                  ---------  ------------  ------------  ------------  ------------
    Total liabilities and stockholders' equity..................  $ 483,035  $  1,248,781  $     38,315  $   (680,892) $  1,089,239
                                                                  =========  ============  ============  ============  ============

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Operations
                                (in thousands)

                                                                                    Non-
                                                       Parent       Guarantor     Guarantor
                                                       Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                     ------------  ------------  ------------  ------------  ------------
                                                                     For the Nine Months Ended April 30, 2000
                                                     --------------------------------------------------------------------
Total revenues.....................................  $         --  $    409,921  $     70,812  $     (2,238) $    478,495
Total operating expenses...........................         1,810       332,406        62,556        (2,238)      394,534
                                                     ------------  ------------  ------------  ------------  ------------
  Income (loss) from operations....................        (1,810)       77,515         8,256            --        83,961
Other expense......................................       (13,076)      (10,793)         (911)           --       (24,780)
Minority interest in net income of consolidated
  joint venture....................................            --            --        (3,230)           --        (3,230)
                                                     ------------  ------------  ------------  ------------  ------------
  Income (loss) before income taxes................       (14,886)       66,722         4,115            --        55,951
  Credit (provision) for income taxes..............         6,550       (31,168)           --            --       (24,618)
                                                     ------------  ------------  ------------  ------------  ------------
Net income (loss) before equity in income of
  consolidated subsidiaries........................        (8,336)       35,554         4,115            --        31,333
Equity in income of consolidated
  subsidiaries.....................................        39,669         4,115            --       (43,784)           --
                                                     ------------  ------------  ------------  ------------  ------------
Net income ........................................  $     31,333  $     39,669  $      4,115  $    (43,784) $     31,333
                                                     ============  ============  ============  ============  ============


                                                                    For the Nine Months Ended April 30, 1999
                                                     --------------------------------------------------------------------
Total revenues.....................................  $         --  $    348,017  $     64,326  $     (1,588) $    410,755
Total operating expenses...........................           916       287,545        56,011        (1,588)      342,884
                                                     ------------  ------------  ------------  ------------  ------------
  Income (loss) from operations....................          (916)       60,472         8,315            --        67,871
Other income (expense).............................           187       (15,371)         (592)           --       (15,776)
Minority interest in net income of consolidated
  joint venture....................................            --            --        (3,715)           --        (3,715)
                                                     ------------  ------------  ------------  ------------  ------------
  Income (loss) before income taxes................          (729)       45,101         4,008            --        48,380
  Credit for income taxes..........................           332       (22,393)           --            --       (22,061)
                                                     ------------  ------------  ------------  ------------  ------------
Net income (loss) before equity in income of
  consolidated subsidiaries........................          (397)       22,708         4,008            --        26,319
Equity in income of consolidated
  subsidiaries.....................................        26,716         4,008            --       (30,724)           --
                                                     ------------  ------------  ------------  ------------  ------------
Net income ........................................  $     26,319  $     26,716  $      4,008  $    (30,724) $     26,319
                                                     ============  ============  ============  ============  ============

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

5.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Cash Flows
                                (in thousands)

                                                                                              Non-
                                                                  Parent      Guarantor     Guarantor
                                                                  Company    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                               ------------  ------------  ------------  ------------  ------------
                                                                             For the Nine Months Ended April 30, 2000
                                                               --------------------------------------------------------------------
Cash flows provided by operating activities..................  $      3,031  $    118,058  $     13,635  $         --  $    134,724

Cash flows from investing activities:
  Resort capital expenditures................................            --       (48,009)       (4,973)           --       (52,982)
  Investments in real estate.................................            --       (22,434)           --            --       (22,434)
  Cash received from sale of assets..........................            --           252            --            --           252
                                                               ------------  ------------  ------------  ------------  ------------
    Net cash used in investing activities....................            --       (70,191)       (4,973)           --       (75,164)

Cash flows from financing activities:
  Proceeds from borrowings under long-term debt..............           (73)         (231)           --            --          (304)
  Payments on long-term debt.................................            --       142,850            --            --       142,850
  Other financing activities.................................            --      (191,479)       (6,087)           --      (197,566)
  Advances (to) from affiliates..............................        (2,958)        3,019           (61)           --
                                                               ------------  ------------  ------------  ------------  ------------
    Net cash used in financing activities....................        (3,031)      (45,841)       (6,148)           --       (55,020)
                                                               ------------  ------------  ------------  ------------  ------------

Net increase in cash and cash equivalents....................            --         2,026         2,514            --         4,540

Cash and cash equivalents:
  Beginning of period........................................            --        25,096           228            --        25,324
                                                               ------------  ------------  ------------  ------------  ------------
  End of period..............................................  $         --  $     27,122  $      2,742  $         --  $     29,864
                                                               ============  ============  ============  ============  ============


                                                                               For the Nine Months Ended April 30, 1999
                                                               --------------------------------------------------------------------

Cash flows provided by (used in) operating activities........  $       (397) $     92,142  $      9,561  $         --  $    101,306

Cash flows from investing activities:
  Cash paid in hotel acquisitions, net of cash acquired......            --       (33,800)           --            --       (33,800)
  Cash paid by consolidated joint venture in acquisition of
    retail operations........................................            --            --       (10,516)           --       (10,516)
  Resort capital expenditures................................            --       (49,370)       (4,321)           --       (53,691)
  Investments in real estate.................................            --       (22,850)           --            --       (22,850)
                                                               ------------  ------------  ------------  ------------  ------------
    Net cash used in investing activities....................            --      (106,020)      (14,837)           --      (120,857)

Cash flows from financing activities:
  Proceeds from the exercise of stock options................           628            --            --            --           628
  Proceeds from borrowings under long-term debt..............            --       128,020         4,846            --       132,866
  Payments on long-term debt.................................            --      (123,392)           --            --      (123,392)
  Advances to (from) affiliates..............................          (231)       (1,016)        1,247            --            --
                                                               ------------  ------------  ------------  ------------  ------------
    Net cash provided by financing activities................           397         3,612         6,093            --        10,102
                                                               ------------  ------------  ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents.........            --       (10,266)          817            --        (9,449)

Cash and cash equivalents:
  Beginning of period........................................            --        19,512            --            --        19,512
                                                               ------------  ------------  ------------  ------------  ------------
  End of period..............................................  $         --  $      9,246  $        817  $         --  $     10,063
                                                               ============  ============  ============  ============  ============

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

    The following unaudited pro forma revenue for the nine months ended April 30, 1999 assumes the acquisition of GTLC occurred on August 1, 1998. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. The unaudited revenue for the nine months ended April 30, 2000 is provided for comparative purposes. Pro forma net income and EPS are not presented as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.


                                                     Pro Forma
                             Nine Months            Nine Months
                               Ended                   Ended
                              April 30,              April 30,
                                2000                   1999
                                        (unaudited)
Total revenue                $   478,495            $   425,048
                             ===========            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's July 31, 1999 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of April 30, 2000 and 1999 and for the three and nine months ended April 30, 2000 and 1999, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

Three Months Ended April 30, 2000 versus Three Months Ended April 30, 1999


                                                   Three Months Ended
                                                        April 30,                                   Percentage
                                                   2000              1999            Increase        Increase
                                                ----------        ----------         ---------      ----------
                                                                         (unaudited)
                                                                   (dollars in thousands)
Resort Revenue.............................     $  223,761        $  188,220         $  35,541            18.9
Resort Operating Expense...................        125,446           112,830            12,616            11.2

  Resort Revenue. Resort revenue for the three months ended April 30, 2000 and 1999 is presented by category as follows:

                                                   Three Months Ended
                                                        April 30,                                   Percentage
                                                   2000              1999            Increase        Increase
                                                ----------        ----------         ---------      ----------
                                                                          (unaudited)
                                                       (dollars and skier days in thousands, except ETP)
Lift Ticket................................     $   85,757        $   75,637         $  10,120            13.4
Ski School.................................         24,894            22,151             2,743            12.4
Dining.....................................         29,800            27,497             2,303             8.4
Retail/Rental..............................         30,460            26,878             3,582            13.3
Hospitality................................         25,341            22,990             2,351            10.2
Other......................................         27,509            13,067            14,442           110.5
                                                ----------        ----------         ---------      ----------

Total Resort Revenue.......................     $  223,761        $  188,220         $  35,541            18.9
                                                ==========        ==========         =========      ==========

Total Skier Days...........................          2,618             2,497               121             4.8
                                                ==========        ==========         =========      ==========

ETP........................................         $32.76            $30.29             $2.47             8.2
                                                ==========        ==========         =========      ==========

  Lift ticket revenue increased due to a 4.8% increase in total skier days along with an 8.2% increase in ETP (effective ticket price ("ETP") is defined as total lift ticket revenue divided by total skier days). The increase in ETP is primarily attributable to a favorable shift in the skier demographic mix, an increase in lead ticket prices at Keystone and Breckenridge and a higher sales price on the Company's Buddy Pass season pass product, a discounted season pass product for Keystone and Breckenridge Mountains.

  The increase in Ski School revenue is due to increased skier days combined with the favorable shift in the skier demographic noted above, which resulted in increased ski school participation by a higher percentage of the Company's ski resort guests. In addition, the favorable demographic drove an increase in private lesson sales versus group lessons as well as increased enrollment in children's' ski school programs.

  Dining revenue increased primarily due to the re-opening of Two Elk Lodge on Vail Mountain in December 1999, increased skier days, and successful repositioning of one of the Company's fine dining restaurants. In addition, a dining joint venture which had previously been accounted for under the equity method is now being fully consolidated due to the Company's increased investment in the joint venture.

  The increase in Retail/Rental revenue is attributable to strong performance by the retail/rental outlets operated by SSI Venture LLC, which was driven by increases in skier days.

  Hospitality revenue increased as a result of increased skier days and an effective yield management program.

  The increase in Other revenue is primarily attributable to the estimated net insurance claim for the quarter on the Company's Reduced Skier Day Insurance Policy along with the final settlement of business interruption claims from the Vail fires (see Note 2, Part I, Item 1 of this Form 10-Q), increased commercial leasing and private club operations and revenue related to the internet service provider and website development company purchased in November 1999.

  Resort Operating Expense. Resort operating expense for the three months ended April 30, 2000 was $125.4 million, an increase of $12.6 million, or 11.2%, compared to the three months ended April 30, 1999. The increase in Resort operating expense is commensurate with the increase in revenue over fiscal 1999, particularly with respect to the increases in our non-lift ticket lines of business, which have greater levels of variable operating expenses associated with them. These increases have been partially offset by a cost management program implemented at all levels of the Company.

  Real Estate Revenue. Revenue from real estate operations for the three months ended April 30, 2000 was $26.0 million, an increase of $12.0 million, or 85.6%, compared to the three months ended April 30, 1999. Revenue for the three months ended April 30, 2000 consists primarily of the sale of 17 residential condominiums and one multi-family homesite in Arrowhead, one multi-family homesite in Bachelor Gulch, and one developable land parcel in Avon, and the Company's share of profit from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the quarter ended April 30, 2000 included the sale of 25 Village condominiums, primarily at the River Run development and six golf course single-family lots. Revenue for the three months ended April 30, 1999 consisted primarily of the sale of one single-family homesite and one multi-family homesite in Bachelor Gulch, the sale of the Bell Tower Mall and certain other real estate parcels at The Village at Breckenridge, and the Company's share of profit from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the quarter ended April 30, 1999 included the sale of seven Village condominiums at the River Run development.

  Real Estate Operating Expense. Real estate operating expense for the three months ended April 30, 2000 was $23.2 million, an increase of $9.1 million, or 64.6%, compared to the three months ended April 30, 1999. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2000 and fiscal 1999. Profits generated by Keystone/Intrawest LLC are recorded using the equity method; therefore there are no operating expenses associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

  Depreciation and Amortization. Depreciation and amortization expense increased by $2.6 million, or 19.1%, for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the GTLC acquisition and an increased fixed asset base due to fiscal 1999 capital improvements.

  Interest expense. During the three months ended April 30, 2000 and April 30, 1999, the Company recorded interest expense of $8.7 million and $5.8 million, respectively, relating primarily to the Company's Credit Facility and the Industrial Development Bonds. In addition, the three months ended April 30, 2000 reflect interest expense related to the Company's senior subordinated debt issued in May 1999. The increase in interest expense for the three months ended April 30, 2000 related to the subordinated debt is partially offset by a reduction in the balance outstanding on the Credit Facility.

Nine Months Ended April 30, 2000 versus Nine Months Ended April 30, 1999


                                                    Nine Months Ended
                                                        April 30,                                    Percentage
                                                 2000              1999             Increase          Increase
                                             -------------     -------------     -------------     -------------
                                                                         (unaudited)
                                                                   (dollars in thousands)
Resort Revenue.............................  $     441,748     $     379,346     $      62,402              16.4
Resort Operating Expense...................        315,775           278,455            37,320              13.4

     Resort Revenue. Resort revenue for the nine months ended April 30, 2000 and 1999 is presented by category as follows:

                                                    Nine Months Ended
                                                        April 30,                                    Percentage
                                                 2000              1999             Increase          Increase
                                             -------------     -------------     -------------     -------------
                                                                          (unaudited)
                                                       (dollars and skier days in thousands, except ETP)

Lift Ticket................................  $     143,607     $     135,667     $       7,940               5.9
Ski School.................................         39,897            37,833             2,064               5.5
Dining.....................................         60,080            52,325             7,755              14.8
Retail/Rental..............................         75,237            66,198             9,039              13.7
Hospitality................................         58,939            50,886             8,053              15.8
Other......................................         63,988            36,437            27,551              75.6
                                             -------------     -------------     -------------     -------------

Total Resort Revenue.......................  $     441,748     $     379,346     $      62,402              16.4
                                             =============     =============     =============     =============

Total Skier Days...........................          4,595             4,579                16               0.3
                                             =============     =============     =============     =============

ETP........................................  $       31.25     $       29.63     $        1.62               5.5
                                             =============     =============     =============     =============

     Lift ticket revenue increased due to a 5.5% increase in ETP. The increase in ETP is primarily attributable to a favorable shift in the skier demographic, an increase in lead ticket prices at Keystone and Breckenridge and a higher sales price on the Company's Buddy Pass season pass product. In addition, the Company had strong skier visitation at its resorts in the third quarter, which offset the impact of poor early season weather and aberrant travel patterns during the New Year's holiday due to Year 2000 concerns.

     The increase in Ski School revenue is due to the favorable shift in the skier demographic noted above, which resulted in increased ski school participation by a higher percentage of the Company's ski resort guests. In addition, the favorable demographic drove an increase in private lesson sales versus group lessons as well as increased enrollment in children's ski school programs.

     Dining revenue increased primarily as a result of the addition of eight dining operations with the acquisition of GTLC on June 14, 1999. A portion of the increase is also attributable to the re-opening of Two Elk Lodge in December 1999 and the successful repositioning of one of the Company's fine dining restaurants. In addition, a dining joint venture which had previously been accounted for under the equity method is now being fully consolidated due to the Company's increased investment in the joint venture.

     The increase in Retail/Rental revenue is attributable to the Company's acquisition of GTLC in June 1999 along with strong performance by the retail/rental outlets operated by SSI Venture LLC.

     Hospitality revenue increased as a result of the Company's acquisition of GTLC in June 1999, which included three lodging operations. In addition, the Company implemented an effective yield management program.

     The increase in Other revenue is primarily attributable to the estimated net insurance claim from the Company's Reduced Skier Day Insurance Policy along with the final settlement of business interruption claims from the Vail fires (see Note 2, Part I, Item 1 of this Form 10-Q), and the GTLC acquisition, which provided a golf course operation and substantial other recreational services. In addition, the Company had increases in private membership club operations, licensing and sponsorship activity, and commercial leasing and brokerage operations. The Company's purchase of an internet service provider and website development company in November 1999 was also a factor in the increased revenue.

     Resort Operating Expense. Resort operating expense for the nine months ended April 30, 2000 was $315.8 million, an increase of $37.3 million, or 13.4%, compared to the nine months ended April 30, 1999. Much of the increase in Resort operating expense is attributable to the incremental operating expenses contributed by GTLC's operations. In addition, the increase is commensurate with the increase in revenue over fiscal 1999, particularly with respect to the increases in our non-lift ticket business, which have greater levels of variable operating expenses associated with them. These increases have been partially offset by a cost management program implemented at all levels of the Company.

     Real Estate Revenue. Revenue from real estate operations for the nine months ended April 30, 2000 was $36.7 million, an increase of $5.3 million, or 17.0%, compared to the nine months ended April 30, 1999. Revenue for the nine months ended April 30, 2000 consists primarily of the sale of four multi-family homesites at Bachelor Gulch Village, 17 residential condominiums and two multi-unit development sites at Arrowhead Village, one developable land parcel in Avon, and the Company's share of profits from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the nine months ended April 30, 2000 include the sale of 60 village condominiums and seven golf course single-family lots. Revenue for the nine months ended April 30, 1999 included the sale of one luxury residential penthouse condominium at the Lodge at Vail, the sale of the Bell Tower Mall, two single-family homesites and one multi-family homesite at Bachelor Gulch Village and three multi-family homesites at Arrowhead, as well as the Company's share of profits from Keystone/Intrawest LLC, which included the sale of 137 village condominium units, primarily at River Run, and 57 single-family homesites surrounding the River Run golf course.

     Real Estate Operating Expense. Real estate operating expense for the nine months ended April 30, 2000 was $32.8 million, an increase of $6.6 million, or 25.1%, compared to the nine months ended April 30, 1999. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2000 and fiscal 1999. Profits generated by Keystone/Intrawest LLC are recorded using the equity method; therefore there are no operating expenses associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by $7.7 million, or 20.3%, for the nine months ended April 30, 2000 as compared to the nine months ended April 30, 1999. The increase was primarily attributable to the inclusion of depreciation and amortization associated with the GTLC acquisition and an increased fixed asset base due to fiscal 1999 capital improvements.

     Interest expense. During the nine months ended April 30, 2000 and April 30, 1999, the Company recorded interest expense of $27.6 million and $17.6 million, respectively, relating primarily to the Company's Credit Facility and the Industrial Development Bonds. In addition, the nine months ended April 30, 2000 reflect interest expense related to the Company's senior subordinated debt issued in May 1999. The increase in interest expense for the nine months ended April 30, 2000 related to the subordinated debt is partially offset by a reduction in the balance outstanding on the Credit Facility.

Liquidity and Capital Resources

     The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

     The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the nine months ended April 30, 2000 the Company made payments of $53.0 million for resort capital expenditures and $22.4 million for investments in real estate. The primary projects included in resort capital expenditures were a) continued construction of the Blue Sky Basin expansion on Vail Mountain, b) reconstruction and expansion of Two Elk Lodge on Vail Mountain, c) a new high-speed six-passenger chairlift at Breckenridge Mountain, d) construction of the River Course golf course at Keystone, e) expansion of the Keystone Conference Center, and f) construction of a new private on-mountain dining facility at Beaver Creek. The primary projects included in investments in real estate were a) continued construction of the Arrowhead Alpine Club, b) architectural and engineering planning for future developments at Breckenridge, Vail and Avon, c) continued development of Bachelor Gulch and Arrowhead Villages, d) development of the Red Sky Ranch golf course near Beaver Creek and e) investments in developable land at strategic locations at Breckenridge.

     The Company estimates that it will make resort capital expenditures totaling between $15 and $25 million during the remainder of fiscal 2000. The primary projects are anticipated to include a) continued construction of a 37,500 square foot exhibit hall at the Keystone Conference Center, b) continued development and construction of Blue Sky Basin at Vail Mountain, including a new high-speed quad chairlift and c) continuing enhancements and upgrades to existing facilities at all resorts. Investments in real estate during the remainder of fiscal 2000 are expected to total approximately $10 to $20 million. The primary projects are anticipated to include a) continued development of Bachelor Gulch and Arrowhead Villages, b) architectural and engineering planning for future developments at Breckenridge, Vail and Avon, c) development of the Red Sky Ranch golf course near Beaver Creek, d) completion of construction of the Arrowhead Alpine Club, and e) investments in developable land at strategic locations at all four Colorado resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

     During the nine months ended April 30, 2000, the Company used $55.0 million in cash in its financing activities consisting of net long-term debt payments of $54.7 million and $0.3 million used in other financing activities.

     During the nine months ended April 30, 2000, 35,633 employee stock options were exercised at exercise prices ranging from $6.85 to $10.75. Additionally, 8,751 shares were issued to management under the Company's restricted stock plan, and 40,413 shares were issued as partial consideration for the purchase of an internet service provider and website development company.

     The Company received $12.1 million in proceeds during the nine months ended April 30, 2000 in conjunction with the final settlement of the Company's insurance claim related to the fires on Vail Mountain in October 1998. In addition, the Company expects to settle its claim under the Reduced Skier Day Insurance policy by the end of calendar 2000; the Company has reflected the net claim of $10.7 million in its results of operations for the nine months ended April 30, 2000.

     Based on current anticipated levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

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

     Year 2000 Impact. The Company's Year 2000 Project has achieved project close out with no Year 2000-related failures that had a material impact upon the Company's operations or financial condition. The remaining systems that could be adversely affected by the Year 2000 problems are very minor embedded chip systems. We will monitor these systems but do not believe that any significant problems with these systems will occur. The Company has not experienced any disruption in service from its significant vendors as a result of the Year 2000 issue. The Company was impacted by a decline in vacation travel around the New Year's holiday due to Year 2000 concerns, but such decline did not have a material adverse effect on the company's operations or financial condition.

     Costs. The final multi-year cost of the Year 2000 project was approximately $900,000 and funded from operating cash flow. There has been no material change in our Year 2000 project costs. These costs are not expected to be material to the Company's consolidated results of operations, liquidity or capital resources. Of the total project cost, approximately $600,000 is attributable to the purchase of new software or equipment that will be capitalized. In a number of instances, the Company decided to install new software or upgraded versions of current software programs that are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. As of April 30, 2000, the entire total estimated Year 2000 project costs have been incurred, of which $300,000 has been expensed and $600,000 was capitalized. Fiscal 1999 and 1998 expensed costs were approximately $150,000 and $150,000, respectively. Costs exclude expenditures for systems that were replaced under the Company's regularly planned schedule.


Cautionary Statement

     Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify those statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:

     .    a significant downturn in general business and economic conditions,
     .    adverse weather conditions, particularly inadequate snowfall,
     .    competition in the ski and resort industry,
     .    failure to successfully integrate acquisitions,
     .    adverse changes in vacation real estate markets, and
     .    failure or delay in receiving reduced skier day insurance proceeds.

     Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating-rate debt. Swap Agreements exchange floating-rate for fixed-rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of April 30, 2000 the Company had Swap Agreements in effect with notional amounts totaling $75.0 million, which will mature December 2002. Borrowings not subject to Swap Agreements at April 30, 2000 totaled $268.5 million. Swap Agreement rates are based on one-month LIBOR. Based on average floating-rate borrowings outstanding during the nine months ended April 30, 2000, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $21,000. Management believes that these amounts are not significant to the Company's earnings.

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

           10.5     Joint Liability Agreement by and among Gillett Holdings, Inc. and the subsidiaries of Gillett Holdings, Inc. (Incorporated by reference to Exhibit
                    10.10 of the Registration Statement on Form S-4 of Gillett Holdings, Inc.
                    (Registration No. 33-52854) including all amendments thereto.)

           10.6     Management Agreement between Gillett Holdings, Inc. and Gillett Group
                    Management, Inc. dated as of the Effective Date. (Incorporated by reference to
                    Exhibit 10.11 of the Registration Statement on Form S-4 of Gillett Holdings,
                    Inc. (Registration No. 33-52854) including all amendments thereto.)

           10.7     Amendment to Management Agreement by and among the Company and its subsidiaries dated as of November 23, 1993. (Incorporated by reference to
                    Exhibit 10.12(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

           10.8(a)  Tax Sharing Agreement between Gillett Holdings, Inc. dated as of the Effective
                    Date. (Incorporated by reference to Exhibit 10.12 of the Registration
                    Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854)
                    including all amendments thereto.)

           10.8(b)  Amendment to Tax Sharing Agreement by and among the Company and its subsidiaries dated as of November 23, 1993. (Incorporated by reference to
                    Exhibit 10.13(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

                                                                                                     Sequentially
          Exhibit                                                                                      Numbered
          Number                                 Description                                             Page
          ------                                 -----------                                             ----

           10.9     Form of Gillett Holdings, Inc. Deferred Compensation Agreement for certain
                    GHTV employees. (Incorporated by reference to Exhibit 10.13(b) of the
                    Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No.
                    33-52854) including all amendments thereto.)

           10.10(a) Agreement for Purchase and Sale dated as of August 25, 1993 by and among
                    Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail Properties
                    Corporation, Arrowhead Property Management Company and Vail Associates, Inc.
                    (Incorporated by reference to Exhibit 10.19(a) of the report on Form 10-K of
                    Gillett Holdings, Inc. for the period from October 9, 1992 through September
                    30, 1993.)

           10.10(b) Amendment to Agreement for Purchase and Sale dated September 8, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
                    Properties Corporation, Arrowhead Property Management Company and Vail
                    Associates, Inc. (Incorporated by reference to Exhibit 10.19(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

           10.10(c) Second Amendment to Agreement for Purchase and Sale dated September 22, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
                    Properties Corporation, Arrowhead Property Management Company and Vail
                    Associates, Inc. (Incorporated by reference to Exhibit 10.19(c) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

           10.10(d) Third Amendment to Agreement for Purchase and Sale dated November 30, 1993 by and between Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
                    Properties Corporation, Arrowhead Property Management Company and
                    Vail/Arrowhead, Inc. (Incorporated by reference to Exhibit 10.19(d) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9,
                    1992 through September 30, 1993.)

           10.11    1993 Stock Option Plan of Gillett Holdings, Inc. (Incorporated by reference to
                    Exhibit 10.20 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

           10.12    Agreement to Settle Prospective Litigation and for Sale of Personal Property
                    dated May 10, 1993, between the Company, Clifford E. Eley, as Chapter 7
                    Trustee of the Debtor's Bankruptcy Estate, and George N. Gillett, Jr.
                    (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of
                    Gillett Holdings, Inc. for the period from October 9, 1992 through September
                    30, 1993.)

           10.13    Employment Agreement dated October 1, 1996 between Vail Associates, Inc. and
                    Andrew P. Daly.  (Incorporated by reference to Exhibit 10.5 of the report on
                    Form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

           10.14    Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam
                    M. Aron.   (Incorporated by reference to Exhibit 10.21 of the report on form
                    S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

           10.15(a) Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc., and
                    Apollo Ski Partners, L.P. dated January 3, 1997. (Incorporated by reference to
                    Exhibit 2.4 of the report on Form 8-K of Vail Resorts, Inc. dated January 8,
                    1997.)

                                                                                                     Sequentially
          Exhibit                                                                                      Numbered
          Number                                   Description                                           Page
          ------                                   -----------                                           ----
           10.15(b) First Amendment to the Shareholder Agreement dated as of November 1, 1999, among Vail Resorts, Inc., Ralcorp Holdings, Inc. (f/k/a Ralston Foods, Inc.)
                    and Apollo Ski Partners, L.P.  (Incorporated by reference to Exhibit 10.17(b)
                    of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January
                    31, 2000.)

           10.16    1996 Stock Option Plan (Incorporated by reference from the Company's
                    Registration Statement on Form S-3, File No. 333-5341).

           10.17    Agreement dated October 11, 1996 between Vail Resorts, Inc. and George
                    Gillett. (Incorporated by reference to Exhibit 10.27 of the report on form
                    S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

           10.18(a) Sports and Housing Facilities Financing Agreement among the Vail Corporation
                    (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1,
                    1998. (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of
                    Vail Resorts, Inc. for the quarter ended April 30, 1998.)

           10.18(b) Trust Indenture dated as of April 1, 1998 securing Sports and Housing
                    Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and
                    US Bank, N.A., as Trustee.  (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30,
                    1998.)

           10.19    Credit agreement dated December 30, 1998 among SSI Venture LLC and NationsBank of Texas, N.A., (Incorporated by reference to Exhibit 10.24 of the report on
                    Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 1999.)

           10.20(a) Amended and Restated Credit Agreement among The Vail Corporation (d/b/a "Vail
                    Associates, Inc"), and NationsBank, N.A. and NationsBanc Montgomery Securities
                    LLC dated as of May 1, 1999.  (Incorporated by reference to Exhibit 10.25 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30,
                    1999.)

           10.20(b) First Amendment and Consent to Amended and Restated Credit Agreement among The        13
                    Vail Corporation (d/b/a "Vail Associates, Inc."), Bank of America, N.A., and
                    the lenders named therein dated as of December 31, 1999.

           10.20(c) Second Amendment to Amended and Restated Credit Agreement among The Vail              19
                    Corporation (d/b/a "Vail Associates, Inc."), Bank of America, N.A., and the
                    lenders named therein dated as of April 21, 2000 but effective as of February
                    1, 2000.

           10.21    Employment Agreement dated October 28, 1996 by and between Vail Resorts, Inc.
                    and James P. Donohue. (Incorporated by reference to Exhibit 10.24 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31,
                    1999.)

           10.22    Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan.
                    (Incorporated by reference to the Company's registration statement on Form
                    S-8, File No. 333-32320).

           21       Subsidiaries of Vail Resorts, Inc.                                                    29

           27       Financial Data Schedules


    b)    Reports on Form 8-K

          None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 13, 2000.



                                         VAIL RESORTS, INC.

Date: June 13, 2000                      By  /s/
                                           -----------------------------------
                                                    James P. Donohue
                                               Senior Vice President and
                                                Chief Financial Officer