Form 10-K405
period 2000-07-31
VAIL RESORTS INC
filed 2000-10-27
CIK 812011

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

         FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 [X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[Fee Required]
For the fiscal year ended   July 31, 2000
                            ----------------------------------------------------

 [_] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[No Fee Required]
For the transition period from                              to
                               -----------------------------  ------------------

Commission File Number: 1-9614

                              Vail Resorts, Inc.
            ------------------------------------------------------
                 (Exact name of registrant as specified in its
                                    charter)

                   Delaware                               51-0291762
-------------------------------------------   ----------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

            Post Office Box 7 Vail, Colorado                 81658
--------------------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

  (Registrant's telephone number, including area code)    (970) 476-5601
--------------------------------------------------------------------------------

            Securities registered pursuant to Section 12(b) of Act:

       Title of each class             Name of each exchange on which registered

   Common Stock, $0.01 par value                   New York Stock Exchange
-----------------------------------    -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None.
--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $576.7 million on October 16, 2000, and was calculated using the per share closing price thereof on the New York Stock Exchange Composite Tape. As of October 16, 2000, 34,903,251 shares were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,463,417 shares were Common Stock.

                       Documents Incorporated by Reference
                       -----------------------------------

     The Proxy Statement for the Annual Meeting of Shareholders to be held December 6, 2000 is incorporated by reference herein into Part III, Items 10 through 13.

                                Table of Contents


                                                 PART I
Item 1.   Business.......................................................................................      2
Item 2.   Properties.....................................................................................      8
Item 3.   Legal Proceedings..............................................................................      9
Item 4.   Submission of Matters to a Vote of Security Holders............................................      9

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........................     10
Item 6.   Selected Financial Data........................................................................     11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........     13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....................................     23
Item 8.   Financial Statements and Supplementary Data....................................................    F-1
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........     24

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.............................................     24
Item 11.  Executive Compensation.........................................................................     24
Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................     24
Item 13.  Certain Relationships and Related Transactions.................................................     24

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................     24

                                       I

                                     PART I

ITEM 1.       BUSINESS.

General

     Vail Resorts, Inc. ("Vail Resorts") was organized as a holding company in 1997 and operates through various subsidiaries (collectively, the "Company"). The Company is one of the leading resort operators in North America. The Company's operations are grouped into two segments, Resort and Real Estate, which represented 91% and 9%, respectively, of the Company's revenues for the 2000 fiscal year. The Company's Resort segment owns and operates five resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile. The Company's Real Estate segment develops, buys and sells real estate in and around the Company's resort communities. Financial information by segment is presented in
Note 10, Segment Information, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Resort Segment

     The Company's portfolio of resorts currently includes:

          . Vail Mountain ("Vail")--the largest single ski mountain complex in North America, currently ranked the number one ski resort in North America by SKI magazine;

          . Beaver Creek Resort ("Beaver Creek")--one of the world's premier family-oriented mountain resorts, currently ranked the number seven ski resort in North America by SKI magazine;

          . Breckenridge Mountain ("Breckenridge")--an attractive destination resort with numerous apres-ski activities and an extensive bed base, currently ranked the number ten ski resort in North America by SKI magazine and the most popular ski resort in the U.S. for the past two years;

          . Keystone Resort ("Keystone")--a year-round family vacation destination, currently ranked the number eight ski resort in North America by SKI magazine; and

          . Grand Teton Lodge Company ("GTLC")--a summer destination resort with four resort properties in and around Grand Teton National Park.

     Our resorts derive revenue through a comprehensive package of amenities available to guests, including lift ticket sales, ski and snowboard lesson packages, a large inventory of resort accommodations, retail and equipment rental outlets, a variety of dining venues, meeting and event planning services, private club operations, and other recreational activities such as golf, tennis, horseback riding, guided fishing, float trips, and on-mountain activities centers. In addition to providing extensive guest amenities, the Company also engages in commercial leasing of restaurant, retail and other commercial space, real estate brokerage services, and extensive licensing and sponsorship activities with other brand-name companies.

     Vail, Beaver Creek, Breckenridge and Keystone, all located within Colorado, are year-round mountain resorts offering a full complement of on- and off-snow activities, including skiing, snowboarding, telemark skiing, skiboarding, snowshoeing, tubing, thrill sledding, mountain biking, golf, etc. GTLC is an exclusively summer destination resort with operations within Grand Teton National Park and a golf and tennis club outside the park.

     There are over 800 ski areas in North America and over 500 in the United States, ranging from small ski area operations which service day skiers to large resorts which attract both day skiers and destination resort guests looking for a comprehensive vacation experience. Our ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs metropolitan areas), accessibility from Denver International Airport, Vail/Eagle County Airport and Colorado Springs Airport, and the wide range of amenities available at each resort. Colorado has approximately 27 ski areas, nine of which are classified as "Front Range Destination Resorts", catering to both the Front Range and destination skier markets; the Company's ski resorts account for approximately 69% of total Colorado skier days in the Front Range Destination Resort market.

     The ski industry statistic for measuring performance is skier days, defined as one person using a ski area for all or any part of a day or night, and includes both paid and complimentary access. During the 1999-2000 ski season, combined skier days for all North American ski areas were approximately 69 million, US skier days approximated 52 million, and Colorado ski areas recorded approximately 11 million skier days. The Company's four ski resorts had 4.6 million total skier days during the 1999-2000 ski season, representing an approximate 42% share of Colorado skier days, an approximate 8.8% share of US skier days, and an approximate 6.6% share of the North American market. Skier days at the Company's four resorts declined 0.2% from the 1998-1999 season to the 1999-2000 season, which the Company attributes to the slow millennium period travel patterns across the U.S. travel industry, weak pre-Christmas activity and unfavorable weather early in the season.

     The ski resort industry has undergone a period of consolidation in recent years, as the cost of capital improvements and infrastructure required to remain competitive has increased. Despite this consolidation, the industry remains highly fragmented, as no single resort operator accounted for more than 10% of the United States' 52 million skier days during the 1999-2000 season. However, we believe that the consolidation trend will continue, and as such we will continue to selectively review and pursue those acquisition opportunities which we believe will provide attractive investment returns.

     The ski resort industry is highly competitive. The Company competes with other ski areas in Colorado, the United States, and worldwide, as well as other non-ski vacation destinations for guests. The Company's major US competitors include ski resorts in Utah, Lake Tahoe, New England and other major Colorado ski areas including the Aspen area resorts, Copper Mountain, Crested Butte, Steamboat Springs, Telluride and Winter Park. Ski resorts compete for skiers in a variety of categories, including terrain, challenge, grooming, service, lifts, accessibility, value, weather/snow and on- and off-mountain amenities. Our resorts consistently rank in the top 20 resorts in North America according to industry surveys.

     Our ski resorts are highly competitive in all categories with respect to attracting day skiers and destination guests:


     [X] We have some of the most expansive and varied terrain of any resort in North America--Vail alone offers over 5,200 skiable acres, and an additional 125 acres are scheduled to open in the 2000-01 ski season with the completion of the final phase of the Blue Sky Basin expansion in Vail's famous Back Bowls. Combined, our four ski resorts offer over 10,000 skiable acres, with substantial offerings for beginner, intermediate and advanced skiers.

     [X] Our location in the Colorado Rocky Mountains provides average yearly snowfall of between 20 and 30 feet, which is significantly higher than the average for all ski resorts in the Rocky Mountains.


     [X] Our resorts are proximate to both Denver International Airport and Vail/Eagle County Airport, providing ease of access for destination visitors; day skiers can access our resorts via a major interstate highway.

     [X] We continue to invest in the latest technology in snowmaking systems, and we have one of the most extensive fleets of grooming equipment in the world.

     [X] We systematically replace lifts and in the past several years we have installed 12 high-speed four-passenger chairlifts, a state-of-the-art gondola, and the United States' first double-loading high-speed six-passenger chairlift at Breckenridge. The Company's plans for the 2000-01 season include installation of a new high-speed six-passenger lift at Keystone and a new high-speed four-passenger lift at Vail.

     [X] We provide a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.

     [X] Our nine hotels and inventory of over 2,000 managed properties across all four resorts provide accommodation options for all guests, from the budget-conscious traveler to families and those seeking a first-class vacation experience.

     [X] We have the largest conference facilities in the Colorado Rocky Mountain region at Keystone, including a recently completed 49,000 square foot expansion.

     [X] We are an industry leader in providing on- and off-mountain amenities, including substantial full-service retail and equipment rental facilities, our Adventure Ridge and Adventure Point mountain-top activities centers, resort-wide charging, which enables guests to use a lift ticket product to make purchases at all resort facilities, and our private membership clubs.

     [X] Our innovative frequent guest programs and extensive array of lift ticket products at varied price points provide value to guests.

     [X] We are strongly committed to providing quality guest service, from our best-of-class ski and snowboarding schools, to our teams of on-mountain hosts and our new technology centers, where guests can try the latest technical innovations in equipment.

     [X] We are actively upgrading and expanding available services and amenities through our real estate development activities. Current projects include a major development project at Keystone, a recently announced master plan proposal for Breckenridge Village development, ongoing planning for redevelopment of the Lionshead base village at Vail as well as a proposal for redevelopment of land holdings in Vail Village. In addition, construction has begun on The Ritz Carlton, Bachelor Gulch, and we have begun construction of Red Sky Ranch, a golf community near Beaver Creek that is planned to include two 18-hole golf courses. Note that a variety of necessary approvals have been or still must be obtained for these projects before we proceed with our plans.

     We promote our resorts through an extensive marketing and sales program, which includes direct print media advertising in ski industry and lifestyle publications, direct marketing to a targeted audience, promotional programs, loyalty programs which reward frequent guests, and sales and marketing directed at attracting groups, corporate meetings, and convention business. Additionally, we market directly to many of our guests through our websites, which provide visitors with information regarding each of our resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein). We continue to enhance our website and Internet capabilities, which will provide the opportunity to improve our overall guest experience and more successfully market our resorts as use of the Internet grows as a vacation planning tool.

     Ski resort operations are highly seasonal in nature, with a typical ski season beginning in late October and running through early May. In an effort to counter-balance the concentration of revenues in the winter months, we offer many non-ski season attractions, such as golf, tennis, guided fishing, and float trips. In addition, we have established ourselves as a leader in the growing sport of mountain biking; Vail will host the 2001 World Mountain Biking Championships.

     In addition to summer operations at our ski resorts, we own and operate GTLC, our first resort with an exclusively summer operating season. GTLC is based in the Jackson Hole Valley in Wyoming and operates within Grand Teton National Park under a concessionaire contract with the National Park Service. GTLC also owns and operates Jackson Hole Golf & Tennis Club, which is located outside of the park. GTLC's properties have operating seasons that generally run from mid-May to mid-October; operations are closed during the winter months due to lack of facility winterization features.

     There are over 375 areas within the National Park System covering more than
83.6 million acres across the United States and its territories. Of the over 375 areas, approximately 55 are classified as National Parks. There are more than 500 National Park Service concessionaires, ranging from small privately held businesses to large corporate conglomerates. The National Park Service uses "recreation visits" to measure visitations within the National Park System. In 1999, areas designated as National Parks received over 64 million recreation visits. Grand Teton National Park, which spans approximately 310,000 acres, had
2.7 million recreation visits during 1999, or 4% of total National Park recreation visits. Four concessionaires provide accommodations within the park, including GTLC. GTLC offers three lodging options within the National Park:
Jackson Lake Lodge, a full-service 385-room resort with conference facilities which can accommodate up to 650 people, the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins, and Colter Bay Village, a family-oriented facility with 166 log cabins, tent cabins, and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments. GTLC's resorts provide a wide array of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided park tours. Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's resorts within Grand Teton National Park operate near full capacity during the operating season.

     Jackson Hole Golf & Tennis Club is open to both members and non-members. The 18-hole golf course, designed by Robert Trent Jones, Jr., is rated number one in the state by Golf Digest magazine. There are less than 50 golf courses in the state of Wyoming, and only two in the Jackson Hole area. In addition, the tennis facility offers six Plexicushion courts.

Real Estate Segment

     The Company has extensive holdings of real property at our resorts throughout Summit and Eagle Counties in Colorado and in the Jackson Hole Valley in Wyoming. Our real estate operations include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings. In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's resort operations through (1) the creation of additional resort lodging which is available to our guests, (2) the ability to control the architectural theming of our resorts, (3) the creation of unique facilities and venues (primarily restaurant and retail operations) which provide us with the opportunity to create new sources of recurring revenue and (4) the expansion of our property management and brokerage operations, which are the preferred providers of these services for all developments on our land.

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

     VRDC's principal activities include (1) the sale of single-family homesites to individual purchasers, (2) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, lodge and mixed use developments, (3) the zoning, planning and marketing of new resort communities (such as Beaver Creek, Bachelor Gulch Village and Arrowhead), (4) arranging for the construction of the necessary roads, utilities and mountain infrastructure for new resort communities, (5) the development of certain mixed-use condominium projects which are integral to resort operations (such as properties located at a main base facility) and (6) the purchase of selected strategic land parcels, which we believe can augment our existing land holdings or resort operations.

     Our current development activities are focused on (1) the completion of three of our resort communities, Beaver Creek, Bachelor Gulch Village and Arrowhead, (2) preparing for the redevelopment of the Lionshead base area and other land holdings located within the town of Vail, (3) preparing for the development of our real estate holdings in the Town of Breckenridge, (4) participation with our joint venture partner in the development of our base area land holdings at Keystone, (5) the planning of our real estate holdings in and around Avon and at the entrance to Beaver Creek, (6) planning for development of our land holdings in the Jackson Hole Valley, and (7) construction of our Red Sky Ranch golf course development at Wolcott.

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

     After conclusion in the fall of 1999 of protracted litigation initiated by opponents of the Blue Sky Basin expansion, which failed to overturn Forest Service approval of infrastructure development of bowl skiing terrain in Blue Sky Basin, the Company opened 520 acres of Blue Sky Basin in January 2000, for the 1999-2000 ski season. We plan on opening the remaining 125 skiable acres of the approved expansion at the beginning of the 2000-01 ski season.

     In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which we undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations were not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed as of the date of this Form 10-K. Under the Clean Water Act, unauthorized discharges of fill can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA - Region VIII, Docket No. CWA-8-2000-01). We completed the restoration work on the wetland impact this summer, pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied.

     In August 1998, we received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. As part of that process, certain federal agencies expressed concern about the analysis of potential future development on private land that the Company owns at the base of Peak 7. In response to an administrative appeal of the Forest Service approval decision by certain individuals and groups, the Regional Forester upheld the approval of the Peak 7 and 9 projects in November 1998. The Forest Service subsequently reviewed our proposed changes to develop gondola access to the Peak 7 base area and to move the lower terminal of the lift servicing the terrain and base area from public lands to private land owned by the Company. Based on an interdisciplinary review of the proposed changes, the Forest Service determined in September 2000 that the new information and changes to the proposal did not require an update or revision of the 1998 E.A. or decision notice. We have applied to the U.S. Army Corps of Engineers for a wetlands permit for the Peak 7 improvements. The Army Corps is considering the development of the base facilities on private land and the ski area improvements on public land as combined actions and is processing one permit for the combined projects. The Corps of Engineers has not yet issued a final decision on this permit. Preliminary construction of a portion of the Peak 7 access road began in September 2000, pursuant to Forest Service authorization. Also in September 2000, we submitted to the Town of Breckenridge a revised master plan development application for the private land development at the base of Peaks 7 and 8.

     We have also sought approval from the Forest Service and other agencies to develop chairlifts, associated skiing terrain, and snowmaking in Jones Gulch, which is located within the current Keystone permit area. The Forest Service has advised us that this development will be the subject of an environmental impact statement, and work on this statement is currently underway. Other agencies will conduct related reviews. The initial issues include the potential effect of the expansion on wildlife and wetlands, and it is possible that the future resolution of these issues could affect whether, in what form, and under what conditions the project is approved. In December 1998, the Corps of Engineers notified Keystone that it had preliminarily determined that the wetlands permit for Keystone's snowmaking diversion limits such diversions to 550 acre-feet annually. We requested that the permit be modified to allow Keystone to withdraw up to 1,350 acre-feet annually for snowmaking and in April 2000, the Corps of

Engineers approved our request, subject to certain conditions which we believe can be satisfied. In March 2000, we announced that Keystone and the Forest Service would conduct a joint water quality study of the water used by Keystone for snowmaking. We believe that Keystone is in compliance with state regulations, but have agreed not to expand snowmaking on the Forest Service land at Keystone until completion of the study, expected sometime in the fall of 2000.

     In the spring of 2000, the Company submitted a proposal to the U.S. Forest Service concerning additional snowmaking at Vail Mountain and race facility expansion at Golden Peak. The proposal is in the initial stages of the environmental analysis and approval process, which is expected to take a year or more. In addition, the Company submitted a separate proposal to the U.S. Forest Service concerning a proposed Beaver Creek gondola, a portion of which would cross public lands on Beaver Creek Mountain within our existing permit boundaries. The Forest Service has advised us that it intends to defer commencement of its analysis and decision making relating to the public lands issues related to the gondola proposal until completion of the Forest Service revision of the White River Forest Plan, expected sometime next year.

     Our resort operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and Corps of Engineers approvals discussed above. In particular, our operations are subject to environmental laws and regulations, and compliance with such laws and regulations may require expenditures or require modifications of our development plans and operations in a manner that could have a detrimental effect on us. There can be no assurance that new applications of existing laws, regulations, and policies, or changes in such laws, regulations, and policies, will not occur in a manner that could have a detrimental effect to us, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to us. Although we believe that we will be successful in implementing our development plans and operations in ways satisfactory to us, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

     The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination, and (2) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. Vail Mountain operates under a unified permit for the use of 12,950 acres that expires October 31, 2031. Breckenridge operates under a Term Special Use Permit for the use of 3,156 acres that expires on December 31, 2029. Keystone operates under a Term Special Use Permit for the use of 5,571 acres that expires on December 31, 2032. After combining two prior permits covering the Beaver Creek property, the Beaver Creek Mountain Resort now operates under a Term Special Use Permit for the use of 2,695 acres that expires on December 31, 2038. The Forest Service can terminate most of these permits if it determines that termination is required in the public interest. However, to our knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permitee.

     For use of our permits, we pay a fee to the Forest Service ranging from 1.5% to 4.25% of sales occurring on Forest Service land. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.

     GTLC operates three resort properties within Grand Teton National Park under a concession contract with the National Park Service. The concession contract expires at the end of 2002, at which time the contract renewal will be subject to a competitive bidding process under the final rules promulgated earlier this year to implement the concession provisions of the National Park Omnibus Management Act of 1998. The renewal provision of the new regulation is less favorable to the existing concessionaire than the comparable provision under the old regulation. These final rules are expected to be challenged in lawsuits filed recently by or on behalf of one or more existing concessionaire(s). The Company will consider whether it will intervene or otherwise participate in legal proceedings challenging application or interpretation of certain of the rules to GTLC's concession contract. Although we cannot predict or guarantee the outcome of the rules or our prospects for renewal, we currently anticipate we will be well positioned to obtain the renewal of the contract on satisfactory terms. Under the final rules, should we not receive the renewal of the concession contract, we would be compensated for the value of our "possessory interest" in the assets of the three resort properties operated under the concession contract, which is generally defined as the reconstruction cost of such assets less depreciation.

ITEM 2.   PROPERTIES.

     The following table sets forth the principal properties owned or leased by the Company (all properties are used in the Resort segment, except where the use indicated is "real estate held for sale or development", which is used in the Real Estate segment):



           Location                    Ownership                                    Use
--------------------------------------------------------------------------------------------------------------------
Vail Mountain (12,590 acres)    Term Special Use Permit     Ski trails

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

Breckenridge Mountain (3,156    Term Special Use Permit     Ski trails
   acres)

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

Keystone Mountain  (5,571       Term Special Use Permit     Ski trails
   acres)

Keystone Mountain               Owned                       Ski resort operations, including ski lifts, buildings and
                                                            other improvements, commercial space

Keystone Resort                 Owned                       Resort operations, dining, commercial space, conference
                                                            facilities, real estate held for sale or development

Keystone Lodge                  Owned                       Lodging and resort operations

Keystone Ranch                  Owned                       Golf course and restaurant facilities

Inn at Keystone                 Owned                       Lodging, dining and conference facilities

Keystone Conference Center      Owned                       Conference facility

Beaver Creek Mountain  (2,695   Term Special Use Permit     Ski trails
   acres)

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

Avon                            Owned                       Warehouse and commercial facility

Jenny Lake Lodge                Concessionaire contract     Lodging and resort operations, dining

Jackson Lake Lodge              Concessionaire contract     Lodging and resort operations, dining, conference
                                                            facilities

Colter Bay Village              Concessionaire contract     Lodging and resort operations, dining

Jackson Hole Golf and Tennis    Owned                       Lodging, golf course, tennis facilities, dining,
   Club                                                     conference facilities, real estate held for sale or
                                                            development

River Course at Keystone        Owned                       Golf course and club

Red Sky Ranch                   Owned                       Golf course under construction and real estate held for
                                                            sale and development

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

     In late July 1999, the U.S. Army Corps of Engineers alleged that certain road construction we undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations are not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed as of the date of this Form 10-K. Under the Clean Water Act, unauthorized discharges of fill can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA - Region VIII, Docket No. CWA-8-2000-01). We completed the restoration work on the wetland impact this summer, pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MTN". The Company's Class A Common Stock is not listed on any exchange and is not publicly traded. Class A Common Stock is convertible into Common Stock. As of October 16, 2000, 34,903,251 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock held by approximately three holders and 27,463,417 shares were Common Stock held by approximately 4,500 holders.

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

     The following table sets forth, for the fiscal years ended July 31, 2000 and 1999, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sale prices of Vail Resorts, Inc. Common Stock as reported on the New York Stock Exchange Composite Tape.


                                                                 Vail Resorts Common Stock
                                                               -------------------------------
                                                                    High            Low
                                                               --------------- ---------------
Year Ended July 31, 2000
    1/st/ Quarter.............................................      $ 23 1/2        $ 17 1/16
    2/nd/ Quarter.............................................        23 1/8          15 1/16
    3/rd/ Quarter.............................................        19 5/8          14 3/4
    4/th/ Quarter.............................................        18 3/8          15 1/8

Year Ended July 31, 1999
    1/st/ Quarter.............................................        28 5/8          16
    2/nd/ Quarter.............................................        26 3/4          20
    3/rd/ Quarter.............................................        20 9/16         14 5/16
    4/th/ Quarter.............................................        20 3/4          18

ITEM 6.       SELECTED FINANCIAL DATA.

     The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the fiscal years ended July 31, 2000 and 1999, the ten-month fiscal period ended July 31, 1998 and fiscal years ended September 30, 1996 and 1997 are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent accountants, and should be read in conjunction with those statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The unaudited pro forma financial data for the twelve months ended July 31, 1997 and 1998 are restated to reflect the Company's change in fiscal year and assume that the acquisition of Breckenridge and Keystone and the Company's initial public offering occurred on August 1, 1996, rather than the actual January 3, 1997 acquisition date and February 4, 1997 initial public offering date. In addition, the unaudited pro forma financial data below exclude the operations of the Arapahoe Basin resort, which the Company divested pursuant to a consent decree with the U.S. Department of Justice. The pro forma results are not necessarily indicative of the results that would have been achieved nor are they necessarily indicative of future results of operations. The data presented below are in thousands, except per share amounts.

                                                           Ten-Month         Pro Forma
                                        Fiscal Year      Fiscal Period     Twelve Months           Fiscal Year
                                           Ended             Ended             Ended                  Ended
                                         July 31,           July 31,          July 31,            September 30,
                                  ------------------------             ---------------------------------------------
                                     2000        1999         1998        1998      1997/(2)/  1997/(1)/  1996/(3)/
--------------------------------------------------------------------------------------------------------------------
                                   (audited)   (audited)   (audited)   (unaudited)(unaudited) (audited)  (audited)
Statement of Operations Data:
Revenue:
    Resort......................  $   501,375  $  431,788  $ 336,547   $  350,498  $ 292,127   $ 259,038  $ 140,288
    Real estate.................       51,684      43,912     73,722       84,177     74,356      71,485     48,655
--------------------------------------------------------------------------------------------------------------------
      Total revenue.............      553,059     475,700    410,269      434,675    366,483     330,523    188,943
Operating expenses:
    Resort......................      388,313     345,687    222,201      244,432    204,724     177,378    102,588
    Real estate.................       42,066      34,386     62,619       74,057     64,646      66,307     40,801
    Depreciation and
     amortization...............       61,435      53,256     36,838       42,965     37,997      34,044     18,148
--------------------------------------------------------------------------------------------------------------------
      Total operating expenses..      491,814     433,329    321,658      361,454    307,367     277,729    161,537
--------------------------------------------------------------------------------------------------------------------
Income from operations..........       61,245      42,371     88,611       73,221     59,116      52,794     27,406
Net income......................       15,338      12,791     41,018       30,073     25,966      19,698      4,735
Diluted net income per common
    share.......................  $      0.44  $     0.37  $    1.18   $     0.87  $    0.75   $    0.64  $    0.22
----------------------------------------------------------------------------------- --------------------------------
Other Data:
Resort
    Resort EBITDA/(3)/(4)/......  $   113,062  $   86,101  $ 114,346   $  106,066  $  87,403   $  81,660  $  46,200
    Resort EBITDA margin........         22.6%       19.9%      34.0%        30.3%      29.9%       31.5%      32.9%
    Skier days/(5)/.............        4,595       4,606      4,717        4,717      4,890       4,273      2,228
    Resort revenue per skier
     day/(8)/...................  $    102.76  $    91.16  $   71.35   $    74.31  $   59.74   $   60.62  $   62.97
Real Estate
    Real estate operating
    income/(6)/.................        9,618       9,526     11,103       10,120      9,710       5,178      7,854
    Real estate held for sale
      and investment/(7)/.......      147,172     152,508    138,916      138,916    155,672     154,925     84,055
Balance Sheet Data
    Total assets................    1,127,818   1,089,239    912,122      912,122    814,816     855,949    422,612
    Long-term debt (including
      current maturities).......      394,235     398,186    284,014      284,014    236,347     265,062    144,750
    Stockholders' equity........  $   493,755  $  476,775  $ 462,624   $  462,624  $ 417,187   $ 405,666  $ 123,907

(footnotes appear on following page)

Footnotes to Selected Financial Data:

(1) The financial data for the year ended September 30, 1997 includes the results of operations of Keystone and Breckenridge for the 270-day period from January 4, 1997 to September 30, 1997.

(2) Pro forma twelve months ended July 31, 1997 results are presented excluding a pre-tax $2.2 million reorganization charge and an $8.5 million one-time non-recurring charge to resort operating expense.

(3) For the year ended September 30, 1996, resort operating expense included the following non-recurring charges: (i) $4.5 million related to a rights distribution to option holders, (ii) $1.9 million of compensation expense related to the exercise of certain options held by the Company's former Chairman and Chief Executive Officer and (iii) $2.1 million related to the termination of an employment agreement with the Company's former Chairman and Chief Executive Officer. These non-recurring charges are excluded from the calculation of Resort EBITDA for this period.

(4) Resort EBITDA (earnings before interest expense, income tax expense, depreciation and amortization) is defined as revenues from resort operations less resort operating expenses. Resort EBITDA is not a term that has an established meaning under generally accepted accounting principles ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies. The information concerning Resort EBITDA is included because the Company believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort EBITDA does not purport to represent cash provided by operating activities, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For information regarding our historical cash flows from operating, investing and financing activities, see our Consolidated Financial Statements included elsewhere in this Form 10-K.

(5) A skier day represents one guest accessing a ski mountain on any one day and includes guests using complimentary tickets and ski passes.

(6) Real estate operating income is defined as revenue from real estate operations less real estate costs and expenses, which include selling and holding costs, operating expenses, and an allocation of the land, infrastructure, mountain improvement and other costs relating to property sold. Real estate costs and expenses exclude charges for depreciation and amortization, as the Company has determined that the portion of those expenses allocable to real estate are not significant.

(7) Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investment in real estate joint ventures.

(8) Resort revenue per skier day excludes revenue generated by Grand Teton Lodge Company in the calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is an analysis of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the ski and resort industries, general business and economic conditions, the weather and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

     On September 1, 1997, the Company changed its fiscal year end from September 30 to July 31. Accordingly, the 1998 fiscal period ended on July 31, 1998 and consisted of ten months. This Management's Discussion and Analysis discusses the following comparisons between the following periods:

[X]  fiscal year ended July 31, 2000 versus fiscal year ended July 31, 1999,

[X] fiscal year ended July 31, 1999 versus pro forma twelve months ended July 31, 1998, and

[X] fiscal year ended July 31, 1999 versus fiscal ten months ended July 31, 1998.

     The pro forma twelve months ended July 31, 1998 reflects the Company's change in fiscal year end and excludes the results of Arapahoe Basin and is presented to compare year to date results for the new fiscal year.

Results of Operations

Fiscal Year Ended July 31, 2000 versus Fiscal Year Ended July 31, 1999 (dollars in thousands, except ETP amounts)

                                              Fiscal Year Ended
                                                   July 31,                              Percentage
                                             2000            1999          Increase       Increase
                                        --------------- --------------- -------------- ---------------
                                                  (audited)
     Resort Revenue.................... $     501,375   $     431,788   $       69,587      16.1%
     Resort Operating Expense..........       388,313         345,687           42,626      12.3%

Resort Revenue. Resort Revenue for the fiscal years ended July 31, 2000 and 1999 is presented by category as follows:


                                              Fiscal Year Ended                          Percentage
                                                   July 31,                Increase       Increase
                                             2000            1999         (Decrease)     (Decrease)
                                        --------------- --------------- -------------- ---------------
                                                                 (unaudited)
     Lift Tickets.....................  $     143,547   $     138,536   $       5,011        3.6%
     Ski School.......................         39,898          37,986           1,912        5.0%
     Dining...........................         72,120          62,382           9,738       15.6%
     Retail/Rental....................         86,734          77,793           8,941       11.5%
     Hospitality......................         75,253          65,839           9,414       14.3%
     Other............................         83,823          49,252          34,571       70.2%
                                        -------------   -------------   -------------   --------

     Total Resort Revenue.............  $     501,375   $     431,788   $      69,587       16.1%
                                        =============   =============   =============   ========

     Total Skier Days.................          4,595           4,606             (11)      (0.2%)
                                        =============   =============   =============   ========

     ETP..............................  $       31.24   $       30.08   $        1.16        3.9%
                                        =============   =============   =============   ========

     Lift ticket revenue increased due to a 3.9% increase in ETP (effective ticket price, "ETP", is defined as total lift ticket revenue divided by total skier days). The increase in ETP is primarily attributable to increased ticket sales during peak-pricing periods during the third quarter due to increased visitation, an increase in lead ticket prices at Keystone and Breckenridge along with a higher sales price on the Company's Buddy Pass season pass product, a discounted season pass product for Keystone and Breckenridge Mountains. The increase in ETP from these factors was offset slightly by a downturn in the percentage of destination and international guests, who tend to generate higher ETP than local and Front Range skiers. Skier days were impacted by the slow millennium period travel patterns across the U.S. travel industry, weak pre-Christmas activity and unfavorable weather early in the second quarter.

     Ski School revenue increased due to a favorable shift in the skier demographic, which resulted in increased participation by a higher percentage of the Company's ski resort guests. In addition, the favorable demographic drove an increase in private lesson sales versus group lessons as well as increased enrollment in children's ski school programs.

     The increase in dining revenue is primarily a result of the addition of eight dining operations with the acquisition of GTLC on June 14, 1999. The re-opening of Two Elk Lodge on Vail Mountain in December 1999, a strong operating season for GTLC, and successful repositioning of one of the Company's fine dining restaurants also contributed to the increased revenues. In addition, a dining joint venture which had previously been accounted for under the equity method is now being fully consolidated due to the Company's increased investment in the joint venture.

     Retail/rental revenue increased due primarily to a strong operating season for GTLC and the inclusion of a full fiscal year's results for GTLC compared to only two months in fiscal 1999. The Company's retail/rental outlets operated by SSI Venture LLC ("SSV"), a 51.9%-owned fully consolidated retail/rental joint venture, also experienced increased revenue over fiscal 1999.

     Hospitality revenue increased primarily as a result of a full fiscal year's results included for GTLC and higher occupancy rates at GTLC during the current operating season. In addition, the Great Divide Lodge at Breckenridge saw increased occupancy during fiscal 2000 due to extensive renovations to the hotel in fiscal 1999 and increased conference room nights due to focused sales efforts.

     The increase in other revenue is primarily attributable to the estimated net insurance claim from the Company's Reduced Skier Day Insurance Policy along with the final settlement of the business interruption claim from the Vail fires (see Note 9, Part II, Item 8 of this Form 10-K). Other revenue also increased as a result of the increase in commercial leasing revenue, the inclusion of revenue related to the Internet Service Provider and web site development company purchased in November 1999 and GTLC's revenues for a full fiscal year, the openings of the River Course at Keystone and the Bachelor Gulch Club, and an increase in municipal support operations at Beaver Creek and Keystone, licensing and sponsorships, and brokerage operations.

Resort Operating Expense. Resort operating expense for the year ended July 31, 2000 was $388.3 million, an increase of $42.6 million, or 12.3%, compared to the year ended July 31, 1999. The increase in resort operating expense is commensurate with the increase in revenue over fiscal 1999. In addition, the Company accelerated implementation of marketing and technology strategies for the fiscal 2001 ski season into the fourth quarter of fiscal 2000 and employee benefits expenses rose due to the increasing costs of medical care and management bonuses payable under the Company's long term incentive plan. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from lower-margin non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by a successful cost management program that was implemented at all levels of the Company's operations throughout the fiscal year.

Real Estate Revenue. Revenue from real estate operations for the year ended July 31, 2000 was $51.7 million, an increase of $7.8 million, or 17.7%, compared to the year ended July 31, 1999. Revenue for fiscal 2000 consisted primarily of the sale of 17 Arrowhead Alpine Club residential condominiums, one residential condominium each in

Beaver Creek and Arrowhead Villages, the sale of seven development sites in Bachelor Gulch, the sale of three development sites in Arrowhead, the sale of one development site in Avon, and the profit share from the Company's investment in Keystone/Intrawest LLC (the "Keystone JV"). Profits generated by the Keystone JV during fiscal 2000 included the sale of 113 village condominium units at the River Run development, and seven single-family homesites surrounding the 18-hole River Course. Real estate revenue for fiscal 1999 consisted primarily of the sale of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead, the sale of two single-family homesites and four multi-family homesites at Bachelor Gulch, and our investment in the Keystone JV. Profits generated by the Keystone JV during fiscal 1999 included the sale of 195 village condominium units, primarily at the River Run development, and 60 single-family homesites surrounding the River Course golf course.

Real Estate Operating Expense. Real estate operating expense for the year ended July 31, 2000 was $42.1 million, an increase of $7.7 million, or 22.3%, compared to the year ended July 31, 1999. Real estate operating expense consisted primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2000 and 1999. Profits generated by the Keystone JV are recorded using the equity method; therefore there are no operating expenses associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

Depreciation and Amortization. Depreciation and amortization expense increased by $8.2 million, or 15.4%, for the year ended July 31, 2000 as compared to the year ended July 31, 1999. The increase was primarily attributable to an increased fixed asset base due to the acquisition of GTLC and fiscal 2000 capital improvements.

Interest expense. During the years ended July 31, 2000 and 1999 we recorded interest expense of $35.1 million and $25.1 million, respectively, relating primarily to our Credit Facility, the Industrial Development Bonds and the senior subordinated debt issued in May 1999. The increase in interest expense for the year ended July 31, 2000 compared to the year ended July 31, 1999 is attributable to the outstanding senior subordinated notes issued in May 1999, partially offset by a reduction in the balance outstanding on the Credit Facility.

Fiscal Year Ended July 31, 1999 versus Pro Forma Twelve Months Ended July 31, 1998 (dollars in thousands except ETP amounts)

     The unaudited pro forma results of operations for the twelve months ended July 31, 1998 give effect to the Company's change in fiscal year end and exclude the results of Arapahoe Basin, which the Company divested in September 1997.


                                                          Pro Forma
                                                           Twelve
                                            Year           Months
                                            Ended           Ended
                                           July 31,        July 31,                      Percentage
                                             1999            1998          Increase       Increase
                                        --------------- --------------- --------------   -------------
                                          (audited)      (unaudited)
     Resort Revenue.................... $     431,788   $     350,498   $      81,290       23.2%
     Resort Operating Expense..........       345,687         244,432         101,255       41.4%

Resort Revenue. Resort Revenue for the fiscal year ended July 31, 1999 and the pro forma twelve months ended July 31, 1998 is presented by category as follows:

                                                          Pro Forma
                                                            Twelve
                                            Year            Months
                                            Ended           Ended                        Percentage
                                           July 31,        July 31,        Increase       Increase
                                             1999            1998         (Decrease)     (Decrease)
                                        ---------------  --------------- -------------   --------------
                                                                 (unaudited)
     Lift Tickets...................    $      138,536   $     147,128   $      (8,592)      (5.8)%
     Ski School.....................            37,986          38,647            (661)      (1.7)%
     Dining.........................            62,382          52,371          10,011       19.1%
     Retail/Rental..................            77,793          20,799          56,994      274.0%
     Hospitality....................            65,839          47,128          18,711       39.7%
     Other..........................            49,252          44,425           4,827       10.9%
                                        --------------   -------------   -------------     ------

     Total Resort Revenue...........    $      431,788   $     350,498   $      81,290       23.2%
                                        ==============   =============   =============     ======

     Total Skier Days...............             4,606           4,717            (111)      (2.4)%
                                        ==============   =============   =============     ======

     ETP............................    $        30.08   $       31.19   $       (1.11)      (3.6)%
                                        ==============   =============   =============     ======

     Lift ticket revenue decreased due to a 2.4% decrease in total skier days as well as a 3.6% decrease in ETP. Management attributes the decrease in skier days to above-average temperatures and below-average snowfall throughout the majority of the ski season, which had a negative impact on the entire Colorado market. In addition, the adverse perception resulting from the October 19, 1998 fires on Vail Mountain, and the Canadian dollar exchange rate, which favored the Canadian ski industry, also impacted skier days. The decrease in ETP is the result of a shift in the proportion of total skier days to local and Front Range skier days. Lift tickets sold to local and Front Range skiers tend to have a lower ETP than tickets sold to destination guests. This shift mainly occurred due to the popularity of the Buddy Pass, a discounted four-person season pass for Keystone and Breckvgridge, which accounted for a significant portion of local and Front Range skier days.

     Ski School revenue decreased due to the overall decline in skier days as well as the shift in the proportion of total skier days from destination guests to local and Front Range skiers. Local and Front Range skiers are less likely to purchase lessons than destination skiers are. The decline in revenue from the drop in skier days was partially offset by price increases as well as an increase in the percentage of higher-priced packages sold.

     The increase in dining revenue is primarily a result of the addition of new dining facilities through acquisition and new construction, coupled with modest growth at existing facilities. The Company opened TenMile Station, the first new on-mountain restaurant at Breckenridge in over 10 years, during the 1998-1999 ski season. The acquisitions of Village at Breckenridge ("VAB") and GTLC in fiscal 1999 each added eight dining facilities. In addition, the results of the four dining operations added through acquisition in fiscal 1998 are reflected for the full fiscal period in fiscal 1999, as opposed to the truncated period reflected during the acquisition year.

     Retail/rental revenue increased significantly due to the Company's retail/rental joint venture (SSV), which increased the total number of retail/rental outlets from approximately 40 in fiscal 1998 to approximately 80 in fiscal 1999. Specialty Sports, Inc., the Company's partner in the joint venture, is one of the largest retailers of ski- and golf-related sporting goods in Colorado, and contributed approximately 30 retail and rental outlets to the joint venture.

     Hospitality revenue increased as a result of strong performance from existing operations, achieved through effective yield management and growth of the managed property inventory. The acquisitions of VAB and GTLC in fiscal 1999 also contributed significantly. In addition to adding lodging capacity, VAB also added property management operations and a vacation services operation/travel agency. The Company also received the benefit of a full fiscal year's revenues from its fiscal 1998 hotel acquisitions, rather than the truncated period from the acquisition date, which also contributed to the increase.

     The increase in other revenue is a result of the increased popularity of summer mountain activities, including the Alpine Slide at Breckenridge mountain, as well as expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, growth in club operations, expanded licensing and sponsorship contracts, and increases in commercial leasing revenue. The acquisitions of VAB and GTLC also significantly contributed to other revenue through recreation and special events.

Resort Operating Expense. Resort operating expense for the year ended July 31, 1999 was $345.7 million, an increase of $101.3 million, or 41.4%, compared to the twelve months ended July 31, 1998. The increase in resort operating expense is primarily attributable to the incremental operating expenses contributed by VAB, SSV and GTLC. In addition, operating expenses of the Company's fiscal 1998 acquisitions are reflected for the full fiscal year 1999, as opposed to the truncated period from the date of acquisition for the twelve months ended July 31, 1998. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by cost saving measures that have been implemented at all levels of our operations throughout the fiscal year.

Real Estate Revenue. Revenue from real estate operations for the year ended July 31, 1999 was $43.9 million, a decrease of $40.3 million, or 47.8%, compared to the twelve months ended July 31, 1998. The decrease is attributed to the sell-out of homesites at Bachelor Gulch Village in the twelve months ended July 31,1998. Revenue for fiscal 1999 consisted primarily of the sales of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead Village, the sale of two single-family homesites and four multi-family homesites at Bachelor Gulch, as well as the profit share from the Company's investment in the Keystone JV. Profits generated by the Keystone JV during fiscal 1999 included the sale of 195 village condominium units, primarily at the River Run development, and 60 single-family homesites surrounding an 18-hole golf course development. Real estate revenue for the twelve months ended July 31, 1998 consisted primarily of the sales of 38 single-family homesites and five multi-family homesites at Bachelor Gulch, two development sites at Arrowhead, six luxury residential condominiums at the Golden Peak base area of Vail mountain and our investment in the Keystone JV.

Real Estate Operating Expense. Real estate operating expense for the year ended July 31, 1999 was $34.4 million, a decrease of $39.7 million, or 53.6%, compared to the twelve months ended July 31, 1998. The decrease in real estate operating expense is due to the sell-out of homesites at Bachelor Gulch Village in the twelve months ended July 31, 1998. Real estate cost of sales for the year ended July 31, 1999 consisted primarily of the cost of sales and real estate commissions associated with the sale of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, three development sites at Arrowhead Village, and two single-family homesites and four multi-family homesites at Bachelor Gulch. Real estate cost of sales for the twelve months ended July 31, 1998 consisted primarily of the cost of sales and real estate commissions associated with the sales of 38 single-family homesites and five multi-family homesites at Bachelor Gulch, two development sites at Arrowhead, and six luxury residential condominiums at the Golden Peak base area of Vail mountain. Real estate operating expenses include selling, general and administrative expenses associated with the Company's real estate operations.

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

Interest expense. During the year ended July 31, 1999 and the twelve months ended July 31, 1998, we recorded interest expense of $25.1 million and $20.9 million, respectively, relating primarily to our Credit Facility, the Industrial Development Bonds and the senior subordinated debt issued in May 1999. The increase in interest expense for the year ended July 31, 1999 compared to the twelve months ended July 31, 1998 is attributable to the outstanding senior subordinated notes issued in May 1999, partially offset by a reduction in the balance outstanding on the Credit Facility.

Fiscal Year Ended July 31, 1999 versus Fiscal Ten Months Ended July 31, 1998 (dollars in thousands except ETP amounts)


                                            Year         Ten Months
                                            Ended           Ended
                                           July 31,        July 31,                      Percentage
                                             1999            1998          Increase       Increase
                                        --------------- --------------- --------------- ------------
                                                                  (audited)
     Resort Revenue.................... $     431,788   $     336,547   $       95,241      28.3%
     Resort Operating Expense..........       345,687         222,201          123,486      55.6%

Resort Revenue. Resort Revenue for the year ended July 31, 1999 and the ten months ended July 31, 1998 is presented by category as follows (dollars in thousands):

                                            Year         Ten Months
                                            Ended           Ended                        Percentage
                                           July 31,        July 31,        Increase       Increase
                                             1999            1998         (Decrease)     (Decrease)
                                        --------------- --------------- --------------- ------------
                                                                 (unaudited)
     Lift Tickets....................   $     138,536     $   147,128   $       (8,592)      (5.8)%
     Ski School......................          37,986          38,647             (661)      (1.7)%
     Dining..........................          62,382          48,246           14,136       29.3%
     Retail/Rental...................          77,793          19,975           57,818      289.5%
     Hospitality.....................          65,839          43,127           22,712       52.7%
     Other...........................          49,252          39,424            9,828       24.9%
                                        -------------   -------------   --------------    -------

     Total Resort Revenue............   $     431,788     $   336,547   $       95,241       28.3%
                                        =============   =============   ==============    =======

     Total Skier Days................           4,606           4,717             (111)      (2.4)%
                                        =============   =============   ==============    =======

     ETP.............................   $       30.08     $     31.19   $        (1.11)      (3.6)%
                                        =============   =============   ==============    =======


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

     The increase in dining revenue is primarily a result of the addition of new dining facilities through acquisition and new construction coupled with modest growth at existing facilities. The Company opened TenMile Station, the first new on-mountain restaurant at Breckenridge in over 10 years, during the 1998-1999 ski season. The acquisitions of VAB and GTLC in fiscal 1999 each added eight dining facilities. In addition, the results of the four dining operations added through acquisition in fiscal 1998 are reflected for the full fiscal period in fiscal 1999, as opposed to the truncated period reflected during the acquisition year.

     Retail/rental revenue increased due to the Company's retail/rental joint venture (SSV), which increased the total number of retail/rental outlets from approximately 40 in fiscal 1998 to approximately 80 in fiscal 1999. Specialty Sports, Inc., the Company's partner in the joint venture, is one of the largest retailers of ski- and golf-related sporting goods in Colorado, and contributed approximately 30 retail and rental outlets to the joint venture.

     Hospitality revenue increased as a result of strong performance from existing operations, achieved through effective yield management and growth of the managed property inventory. The acquisitions of VAB and GTLC in fiscal 1999 also contributed significantly. In addition to adding lodging capacity, VAB also added property management operations and a vacation services operation/travel agency. The Company also received the benefit of a full fiscal year's revenues from its fiscal 1998 hotel acquisitions, rather than the truncated period from the acquisition date, which also contributed to the increase.

     The increase in other revenue is a result of the increased popularity of the summer mountain activities, including the Alpine Slide at Breckenridge mountain, as well as expanded contract services for Beaver Creek, Bachelor Gulch, and Arrowhead Villages, growth in club operations, expanded licensing and sponsorship contracts, and increases in commercial leasing revenue. The acquisitions of VAB and GTLC also significantly contributed to other revenue through recreation and special events.

Resort Operating Expense. Resort operating expense for the year ended July 31, 1999 was $345.7 million, an increase of $123.5 million, or 55.6%, compared to the ten months ended July 31, 1998. The increase in resort operating expense is primarily attributable to the incremental operating expenses contributed by VAB, SSV and GTLC. In addition, operating expenses of the Company's fiscal 1998 acquisitions are reflected for the full fiscal year 1999, as opposed to the truncated period from the date of acquisition for the ten months ended July 31, 1998. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by cost-saving measures that have been implemented at all levels of our operations throughout the fiscal year.

Real Estate Revenue. Revenue from real estate operations for the year ended July 31, 1999 was $43.9 million, a decrease of $29.8 million, or 40.4%, compared to the ten months ended July 31, 1998. The decrease is attributed to the sell-out of homesites at Bachelor Gulch Village in fiscal 1998. Revenue for fiscal 1999 consisted primarily of the sales of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead Village, the sale of two single-family homesites and four multi-family homesites at Bachelor Gulch, as well as the profit share from the Company's investment in the Keystone JV. Profits generated by the Keystone JV during the year ended July 31, 1999 included the sale of 195 village condominium units, primarily at the River Run development, and 60 single-family homesites surrounding an 18-hole golf course development. Real estate revenue for the ten months ended July 31, 1998 consisted primarily of the sales of 36 single-family homesites and five multi-family homesites at Bachelor Gulch, one development site at Arrowhead, five luxury residential condominiums at the Golden Peak base area of Vail mountain and our investment in the Keystone JV.

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

Interest expense. During the year ended July 31, 1999 and the ten months ended July 31, 1998, we recorded interest expense of $25.1 million and $17.8 million, respectively, relating primarily to our Credit Facility, the Industrial Development Bonds and the senior subordinated debt issued in May 1999. The increase in interest expense for the year ended July 31, 1999 compared to the ten months ended July 31, 1998 is attributable to the outstanding senior subordinated notes issued May 1999, partially offset by a reduction in the balance outstanding on the Credit Facility.

Liquidity and Capital Resources

     The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

     Cash flows from investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. Resort capital expenditures for the year ended July 31, 2000 were $77.7 million and investments in real estate for that period were $40.4 million. The primary projects included in resort capital expenditures were (i) the recently completed expansion of the Keystone Conference Center, (ii) completion of the River Course at Keystone, (iii) the first phase of the Blue Sky Basin expansion in Vail's famous back bowls, (iv) a new six-passenger high-speed chairlift at Breckenridge, (v) construction of Zach's Cabin, a private on-mountain dining facility at Beaver Creek, and (vi) upgrades to office and front line information systems. Also included in resort capital expenditures is $10.1 million related to the reconstruction and expansion of Two Elk Lodge and related reconstruction of fire-damaged facilities on Vail Mountain. The primary projects included in investments in real estate were (i) continuing infrastructure related to Beaver Creek, Bachelor Gulch and Arrowhead Villages, (ii) construction of the Arrowhead Alpine Club, (iii) planning and development of the new Red Sky Ranch golf community, (iv) planning for the construction of The Ritz-Carlton, Bachelor Gulch, and (v) investments in developable land at strategic locations at all four ski resorts.

     The Company estimates that it will make resort capital expenditures of approximately $55 million to $65 million during fiscal 2001. The primary projects are anticipated to include (i) snowboarding halfpipe and terrain park improvements at Keystone, (ii) a new six-passenger high-speed chairlift at Keystone, (iii) expansion of Vail's snowmaking capabilities, (iv) new activities at and renovations to Adventure Ridge at Vail, (v) expansion of the grooming fleet at Vail, Beaver Creek and Breckenridge, (vi) base area amenity and parking improvements at Beaver Creek, (vii) upgrades to office and front line information systems, (viii) significant renovations of the Lodge at Vail, and
(ix) a new high-speed four-passenger chairlift and the expansion of Pete's Bowl in Blue Sky Basin at Vail. Investments in real estate during fiscal 2001 are expected to total approximately $45 to $55 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, a golf community that will include two 18-hole golf courses, (iii) construction of The Ritz-Carlton, Bachelor Gulch, and (iv) investments in developable land at strategic locations at all four ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

     During the year ended July 31, 2000, the Company used $5.1 million in cash in its financing activities, consisting of net payments on long-term debt of $4.8 million and $0.3 million used in other financing activities.

     During the year ended July 31, 2000, 35,633 employee stock options were exercised at exercise prices ranging from $6.85 to $10.75. Additionally, 13,176 shares were issued to management under the Company's restricted stock plan.

     Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

INFLATION

     Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the cost of operating resorts increases, the Company generally has been able to pass the increase on to its customers. However, there can be no assurance that increases in labor and other operating costs due to inflation will not have an impact on the Company's future profitability.

SEASONALITY AND QUARTERLY RESULTS

     The Company's ski and resort operations are extremely seasonal in nature. In particular, revenues and profits at the Company's ski resorts are substantially lower, historically resulting in losses, in the summer months due to the closure of its ski operations. Conversely, GTLC's peak operating season occurs during the summer months while the winter season generally results in operating losses due to closure of all revenue operations. However, revenues and profits generated by GTLC's summer operations are not sufficient to fully offset the Company's off-season losses from its ski resorts. During the 2000 fiscal year, 76.8% of total resort revenues were earned during the second and third fiscal quarters. Quarterly results may be materially affected by the timing of snowfall and the integration of acquisitions. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. The Company is taking steps to smooth its earnings cycle by investing in additional summer activities, such as golf course development, including acquiring new resorts, such as GTLC. (See Note 13 of the Notes to Consolidated Financial Statements for Selected Quarterly Financial Data).

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

UNFAVORABLE WEATHER CONDITIONS

     The ski industry's ability to attract visitors to its resorts is influenced by weather conditions and the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier days. In the past 20 years the Company's ski resorts have averaged between 300 and 350 inches of annual snowfall, significantly in excess of the average for U.S. ski resorts. However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the upcoming or future seasons. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. The Company believes that poor snow conditions early in the ski season for the past two years has adversely affected operating results for those periods. Although there is no way to predict whether or not this weather pattern will continue, which would have an adverse effect on the Company's results of operations, it is possible that the poor early season snow for the past two ski seasons could negatively impact visitation for the 2000-01 ski season regardless of actual snow conditions at the Company's resorts.

LABOR MARKET

     The labor market in Colorado is the tightest it has been in decades, and nationwide unemployment rates are at record lows. As a result the Company has increased wage rates for seasonal labor in order to attract and retain sufficient labor levels in operations. While the Company believes it will be able to offset this increased expense with cost control measures, there can be no assurance that increasing cost control measures will be successful or that labor costs will not have an adverse impact on the Company's operating results.

SKIER DAY INSURANCE

     As discussed elsewhere in this Form 10-K, the Company derived a significant portion of its fiscal 2000 revenues from its claim under a reduced skier day insurance policy covering the 1999-2000 ski season. The Company has not yet received any payment under the claim. While the Company has no reason to believe that the claim will not be settled to the full extent of revenue recognized, there can be no assurance that the actual settlement of the insurance claim will not differ materially from the amount recognized in the Company's financial statements. In addition, the Company has not yet decided whether to purchase a similar insurance product for the 2000-01 ski season, or, if so, whether any insurance policy will be available on terms satisfactory to the Company.

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

     Project Results. The Company's Year 2000 Project achieved project close out with no Year 2000 related failures that impacted the Company's operations or financial condition. Final project close out occurred in March of 2000. The Company's significant vendors experienced no disruptions that affected their ability to provide products and services to the Company. The effect of Year 2000 on revenue and spending patterns is discussed elsewhere in this Form 10-K.

     Costs. The final multi-year cost of the Year 2000 project was approximately $900,000 and was funded from operating cash flow. These costs were not material to the Company's consolidated results of operations, liquidity or capital resources. Of the total project cost, approximately $600,000 is attributable to the purchase of new software or equipment that will be capitalized. In a number of instances, the Company decided to install new software or upgraded versions of current software programs that are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines. The remaining $300,000 of project costs were expensed as incurred. Costs exclude expenditures for systems that were replaced under the Company's regularly planned schedule.

CAUTIONARY STATEMENT

     Statements in this Form 10-K, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:
     .   a significant downturn in general business and economic conditions,
     . unfavorable weather conditions, including inadequate snowfall in the early season,
     .   failure to attract and retain sufficient workforce,
     . failure to obtain necessary approvals needed to implement planned development projects,
     .   competition in the ski and resort industry,
     .   failure to successfully integrate acquisitions,
     .   adverse changes in vacation real estate markets, and
     . failure or delay in receiving reduced skier day insurance cash proceeds.
     Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2000, the Company had $126 million of variable rate indebtedness, representing 32% of the Company's total debt outstanding, at an average interest rate during fiscal 2000 of 8.6% (see Note 4 of the Notes to Consolidated Financial Statements). The Company enters into interest rate swap agreements ("Swap Agreements") to reduce its exposure to interest rate fluctuations on its floating-rate debt. Swap Agreements exchange floating-rate for fixed-rate interest payments periodically over the life of the agreement without exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of July 31, 2000, the Company had Swap Agreements in effect with notional amounts totaling $75.0 million which will mature December 2002. Borrowings not subject to Swap Agreements at July 31, 2000 totaled $319.2 million. Swap Agreement rates are based on one-month LIBOR. The counterparties to the Swap Agreements are major financial institutions and management believes that the risk of incurring credit losses is remote. Based on average floating-rate borrowings outstanding during the year ended July 31, 2000, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $23,333. Management believes that these amounts are not significant to the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, therefore the Company is required to adopt SFAS No. 133 on August 1, 2000.

     SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 allows special hedge accounting for cash flow hedges by providing that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If SFAS No. 133 had to be applied to all Swap Agreements in place at July 31, 2000, the fair value of the Swap Agreements would increase assets by approximately $2.1 million with an offsetting amount recorded as the effect of a change in accounting principle. Management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the Company's financial position or annual results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2000 and 1999 and the Ten Months Ended July 31, 1998

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

Report of Independent Public Accountants

To the Board of Directors of
Vail Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of VAIL RESORTS, INC. and subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2000 and 1999 and the ten-month period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vail Resorts, Inc. and subsidiaries as of July 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended July 31, 2000 and 1999 and the ten-month period ended July 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                                            Arthur Andersen LLP

Denver, Colorado,
  October 14, 2000

                              Vail Resorts, Inc.
                          Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                                                                        July 31,        July 31,
                                                                                          2000            1999
                                                                                     -------------    ------------
Assets
Current assets:
   Cash and cash equivalents.......................................................   $      8,821    $     18,302
   Restricted cash.................................................................          9,847           7,022
   Trade receivables, net of allowances of $2,024 and $959, respectively...........         39,427          29,650
   Inventories.....................................................................         24,092          22,805
   Deferred income taxes (Note 7)..................................................         10,364          10,404
   Other current assets............................................................          7,803           4,512
                                                                                     -------------    ------------
     Total current assets..........................................................        100,354          92,695
Property, plant and equipment, net (Note 5)........................................        655,172         611,141
Real estate held for sale and investment...........................................        147,172         152,508
Deferred charges and other assets..................................................         26,835          30,011
Notes receivable...................................................................          3,425           1,380
Intangible assets, net (Note 5)....................................................        194,860         201,504
                                                                                     -------------    ------------
     Total assets..................................................................   $  1,127,818    $  1,089,239
                                                                                     =============    ============
Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable and accrued expenses (Note 5)..................................   $    105,502    $     89,445
   Income taxes payable (Note 7)...................................................          2,645           1,633
   Long-term debt due within one year (Note 4).....................................          2,037           2,057
                                                                                     -------------    ------------
     Total current liabilities.....................................................        110,184          93,135
Long-term debt (Note 4)............................................................        392,198         396,129
Other long-term liabilities........................................................         31,710          31,146
Deferred income taxes (Note 7).....................................................         92,577          84,728
Commitments and contingencies (Note 9) ............................................             --              --
Minority interest in net assets of consolidated joint ventures.....................          7,394           7,326
Stockholders' equity (Note 12):
   Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued
     and outstanding...............................................................             --              --
   Common stock:...................................................................             --              --
     Class A common stock, convertible to common stock, $0.01 par value, 20,000,000
       shares authorized, 7,439,834 shares issued and outstanding..................             74              74
   Common stock, $0.01 par value, 40,000,000 shares authorized, 27,182,123 and
       27,092,901 shares issued and outstanding as of July 31, 2000 and 1999,
       respectively................................................................            272             271
     Additional paid-in capital....................................................        404,564         402,923
     Retained earnings.............................................................         88,845          73,507
                                                                                     -------------    ------------
         Total stockholders' equity................................................        493,755         476,775
                                                                                     -------------    ------------
         Total liabilities and stockholders' equity................................   $  1,127,818    $  1,089,239
                                                                                     =============    ============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              Vail Resorts, Inc.
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                                                            Year           Year        Ten Months
                                                                            Ended          Ended         Ended
                                                                          July 31,       July 31,       July 31,
                                                                            2000           1999           1998
                                                                         -----------    -----------  ------------
Net revenues:
    Resort.............................................................  $   501,375    $   431,788   $   336,547
    Real estate........................................................       51,684         43,912        73,722
                                                                         -----------    -----------   -----------
       Total net revenues..............................................      553,059        475,700       410,269
Operating expenses:
    Resort.............................................................      388,313        345,687       222,201
    Real estate........................................................       42,066         34,386        62,619
    Depreciation and amortization......................................       61,435         53,256        36,838
                                                                         -----------    -----------   -----------
       Total operating expenses........................................      491,814        433,329       321,658
                                                                         -----------    -----------   -----------
Income from operations.................................................       61,245         42,371        88,611
Other income (expense):
    Investment income..................................................        1,843          1,624         1,784
    Interest expense ..................................................      (35,108)       (25,099)      (17,789)
    Gain (loss) on disposal of fixed assets............................         (104)         3,283        (1,706)
    Other income (expense).............................................           32             63          (736)
    Minority interest in net income of consolidated joint ventures.....         (713)        (1,448)           --
                                                                         -----------    -----------   -----------
Income before provision for income taxes...............................       27,195         20,794        70,164
Provision for income taxes (Note 7)....................................      (11,857)        (8,003)      (29,146)
                                                                         -----------    -----------   -----------
Net income.............................................................  $    15,338    $    12,791   $    41,018
                                                                         ===========    ===========   ===========

Net income per common share (Notes 2 and 3):
    Basic..............................................................  $      0.44    $      0.37   $      1.20
                                                                         ===========    ===========   ===========
    Diluted............................................................  $      0.44    $      0.37   $      1.18
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

                              Vail Resorts, Inc.
                Consolidated Statements of Stockholders' Equity
                     (In thousands, except share amounts)

                                                Common Stock                   Additional                   Total
                                 ------------------------------------------
                                              Shares                            Paid-in      Retained   Stockholders'
                                 ---------------------------------
                                  Class A     Common      Total      Amount     Capital      Earnings      Equity
                                ----------  ----------  ----------  ---------  ----------  -----------  ------------
Balance, September 30, 1997...  11,639,834  21,765,815  33,405,649  $     334  $  385,634  $    19,698  $    405,666
Net income for the ten months
   ended July 31, 1998........          --          --          --         --          --       41,018        41,018
Issuance of shares pursuant
   to options exercised (Note
   11)........................          --   1,043,271   1,043,271         11       7,990           --         8,001
Tax effect of stock option
   exercises..................          --          --          --         --       7,669           --         7,669
Restricted stock issued (Note
   11)........................          --       8,260       8,260         --         270           --           270
Shares of Class A Common
   Stock converted to Common
   Stock (Note 12)............  (4,000,000)  4,000,000          --         --          --           --            --
                                ----------  ----------  ----------  ---------  ----------  -----------  ------------
Balance, July 31, 1998........   7,639,834  26,817,346  34,457,180  $     345  $  401,563  $    60,716  $    462,624
Net income for the year ended
   July 31, 1999..............          --          --          --         --          --       12,791        12,791
Issuance of shares pursuant
   to options exercised (Note
   11)........................          --      67,360      67,360         --         677           --           677
Tax effect of stock option
   exercises..................          --          --          --         --         435           --           435
Restricted stock issued (Note
   11)........................          --       8,195       8,195         --         248           --           248
Shares of Class A Common
   Stock converted to Common
   Stock (Note 12)............    (200,000)    200,000          --         --          --           --            --
                                ----------  ----------  ----------  ---------  ----------  -----------  ------------
Balance, July 31, 1999........   7,439,834  27,092,901  34,532,735  $     345  $  402,923  $    73,507  $    476,775
Net income for the year ended
   July 31, 2000..............          --          --          --         --          --       15,338        15,338
Issuance of shares pursuant
   to options exercised (Note
   11)........................          --      35,633      35,633         --         314           --           314
Tax effect of stock option
   exercises..................          --          --          --         --         183           --           183
Restricted stock issued (Note
   11)........................          --      13,176      13,176         --         255           --           255
Issuance of shares in purchase
   of technology company......          --      40,413      40,413          1         889           --           890
                                ----------  ----------  ----------  ---------  ----------  -----------  ------------
Balance, July 31, 2000........   7,439,834  27,182,123  34,621,957  $     346  $  404,564  $    88,845  $    493,755
                                ==========  ==========  ==========  =========  ==========  ===========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               Vail Resorts, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Year         Year      Ten Months
                                                                                Ended        Ended         Ended
                                                                               July 31,     July 31,     July 31,
                                                                                 2000         1999         1998
                                                                              ----------   ----------   ----------
Cash flows from operating activities:
    Net income.............................................................   $   15,338   $   12,791   $   41,018
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization........................................       61,435       53,256       36,838
      Non-cash cost of real estate sales...................................       27,402       23,779       49,112
      Non-cash compensation related to stock grants (Note 11)..............          229          358          285
      Non-cash equity income...............................................       (4,482)        (224)      (2,973)
      Deferred financing costs amortized...................................        1,734          742          448
      (Gain) loss on disposal of fixed assets..............................          104       (3,283)       1,706
      Deferred income taxes, net (Note 7)..................................        7,889        7,103       19,093
      Minority interest in net income of consolidated joint venture........          713        1,448           --
    Changes in assets and liabilities:
      Restricted cash......................................................       (2,825)        (876)        (415)
      Accounts receivable, net.............................................       (9,777)      (5,728)      (4,358)
      Notes receivable, net................................................       (2,045)       4,263          (93)
      Inventories..........................................................       (1,287)      (6,554)       2,497
      Accounts payable and accrued expenses................................       16,057       20,136      (16,226)
      Income taxes payable.................................................        1,012         (606)       1,914
      Other assets and liabilities.........................................          127       (3,995)       5,497
                                                                              ----------   ----------   ----------
        Net cash provided by operating activities..........................      111,624      102,610      134,343
Cash flows from investing activities:
    Cash paid in resort acquisition, net of cash acquired..................           --      (48,360)          --
    Cash paid in hotel acquisitions, net of cash acquired..................           --      (33,800)     (54,250)
    Cash paid by consolidated joint venture in acquisition of retail
     operations............................................................           --      (10,516)          --
    Cash paid in acquisition of warehouse complex..........................           --       (8,600)          --
    Investments in joint ventures..........................................           --       (5,000)          --
    Resort capital expenditures............................................      (77,656)     (65,168)     (80,454)
    Investments in real estate.............................................      (40,410)     (32,980)     (15,661)
    Cash received from disposal of fixed assets............................        2,063           --           --
                                                                              ----------   ----------   ----------
      Net cash used in investing activities................................     (116,003)    (204,424)    (150,365)
Cash flows from financing activities:
    Proceeds from the exercise of stock options............................          314          677        8,001
    Payments under Rights..................................................           --           --       (5,707)
    Refund of bond reserve fund............................................           --           --        3,297
    Payment of financing costs.............................................         (619)      (8,099)          --
    Proceeds from borrowings under long-term debt..........................      206,450      416,642      334,000
    Payments on long-term debt.............................................     (211,247)    (302,470)    (318,345)
                                                                              ----------   ----------   ----------
      Net cash provided by (used in) financing activities..................       (5,102)     106,750       21,246
                                                                              ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents.......................       (9,481)       4,936        5,224
Cash and cash equivalents:
    Beginning of period....................................................       18,302       13,366        8,142
                                                                              ----------   ----------   ----------
    End of period..........................................................   $    8,821   $   18,302   $   13,366
                                                                              ==========   ==========   ==========

Cash paid for interest.....................................................   $   35,470   $   21,022   $   16,336
                                                                              ==========   ==========   ==========
Taxes paid, net of refunds received........................................   $    2,768   $      850   $       --
                                                                              ==========   ==========   ==========

The accompanying Notes to consolidated Financial Statements are an integral part of these financial statements.

                  Notes to Consolidated Financial Statements



1.   Basis of Presentation

     Vail Resorts, Inc. is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments--resort and real estate. Vail Associates, Inc., an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries, (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Company's mountain resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through mid-May; the Company's operations at GTLC generally run from mid-May through mid-October.

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

Restricted Cash--Restricted cash represents amounts held as reserves for self-insured worker's compensation claims, owner and guest advance deposits held in escrow for lodging reservations and compensating balances on the Company's depository accounts.

Inventories--The Company's inventories consist primarily of purchased retail goods, food, and spare parts. Inventories are stated at the lower of cost or market or fair value, determined using an average weighted cost method for retail inventories and using the first-in, first-out ("FIFO") method for all other inventories. The Company records a reserve for anticipated shrinkage and obsolete inventory.

Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method based on the following useful lives:

                                                                 Estimated Life
                                                                    in Years
                                                                  -------------

Land improvements.................................................      40
Buildings and terminals...........................................      40
Ski lifts.........................................................      15
Machinery, equipment, furniture and fixtures......................     1-12
Automobiles and trucks............................................     3-5

     Ski trails are depreciated over the life of their respective United States Forest Service permits.

     Interest capitalized on non-real estate capital projects during fiscal 2000 was $0.9 million.

Real Estate Held for Sale-- The Company capitalizes as land held for sale the original acquisition cost (or appraised value as of the effective date, as defined below), direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 2000 and 1999 totaled $0.2 million and $0.2 million, respectively. There was no interest capitalized on real estate development projects during fiscal 1998.

     The Company is a member in the Keystone/Intrawest LLC ("Keystone JV"), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in the Keystone JV, including the Company's equity earnings from the inception of the Keystone JV, is reported as real estate held for sale in the accompanying balance sheets as of July 31, 2000 and 1999. The Company recorded $3.1 million and $7.7 million in equity income for the fiscal years ended July 31, 2000 and 1999, respectively, related to the Keystone JV.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective original lives of the applicable debt issues.

Interest Rate Agreements--The Company enters into interest rate exchange agreements, or swap agreements ("Swap Agreements"), to reduce its exposure to fluctuating interest rates. The Swap Agreements, which are derivatives of the Company's existing debt agreements, exchange the interest rate on all or a portion of the Company's debt for either fixed- or floating-rate interest agreements. Net interest is accrued as either interest receivable or interest payable with the offset recorded in interest expense. Any premium paid is amortized over the life of the agreement.

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

       Excess reorganization value...........       20 years
       Goodwill..............................     5-40 years
       Trademarks............................       40 years
       Other intangibles.....................     3-15 years

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of July 31, 2000 management believes that there has not been any impairment of the Company's long-lived assets, goodwill or other identifiable intangibles.

Revenue Recognition--Resort Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, club management, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as services are performed. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the receivable is subject to subordination until such time as all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract.

Deferred Revenue--The Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary.

Advertising Costs--Advertising costs are expensed the first time the advertising takes place. Advertising expense for the fiscal years ended July 31, 2000 and 1999 and the ten-month period ended July 31, 1998 was $10.0 million, $8.8 million and $8.7 million, respectively. At July 31, 2000 and 1999, prepaid advertising costs of $661,000 and $610,000, respectively, are reported as current assets in the Company's consolidated balance sheets.

Income Taxes--The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, a deferred tax liability or asset is recognized for the effect of temporary differences between financial reporting and income tax reporting (See
Note 7).

Net Income Per Share--In accordance with SFAS No. 128, "Earnings Per Share", the company computes net income per share on both the basic and diluted basis (See
Note 3).

Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Senior Subordinated Notes, Industrial Development Bonds and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The estimated fair values of the Senior Subordinated Notes, Industrial Development Bonds and other long-term debt at July 31, 2000 and 1999 are presented below (in thousands):

                                                            July 31, 2000                     July 31, 1999
                                                    -------------------------------     -----------------------------
                                                       Carrying            Fair           Carrying          Fair
                                                         Value            Value            Value            Value
                                                    -------------------------------     -----------------------------
     Senior Subordinated Notes....................    $   200,000      $   150,861      $   200,000      $   153,877
     Industrial Development Bonds.................         63,200           63,235           63,200           65,746
     Other Long-Term Debt.........................          5,035            5,139            4,686            4,627

Stock Compensation--The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure requirements of SFAS No.123, "Accounting for Stock-Based Compensation" (see Note 11).

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated financial statements for the year ended July 31, 1999 and the ten months ended July 31, 1998 to conform to the current period presentation.

New Accounting Standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, therefore the Company is required to adopt SFAS No. 133 on August 1, 2000.

     SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 allows special hedge accounting for cash flow hedges by providing that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If SFAS No. 133 had to be applied to all Swap Agreements in place at July 31, 2000, the fair value of the Swap Agreements would increase assets by approximately $2.1 million with an offsetting amount recorded as the effect of a change in accounting principle. Management does not anticipate the adoption of SFAS No. 133 will have a material effect on the Company's financial position or annual results of operations.

     The Company adopted Accounting Standards Executive Committee ("AcSEC") Statement of Position ("SOP") 98-1 which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of this SOP had no material effect on the Company's financial statements.

     The Company adopted AcSEC SOP 98-5, which requires that all non-governmental entities expense costs of start-up activities as incurred, in fiscal 2000. The adoption of this SOP had no material effect on the Company's financial statements.

3.   Net Income Per Common Share

     SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

                                             Fiscal Year Ended       Fiscal Year Ended         Ten Months Ended
                                                 July 31,                 July 31,                 July 31,
                                                   2000                     1999                     1998
                                          -----------------------  -----------------------   ----------------------

                                             Basic      Diluted      Basic       Diluted      Basic      Diluted
                                          -----------  ----------  ----------   ----------   ---------   ----------
Net income per common share:
Net income..............................    $  15,338   $  15,338   $  12,791    $  12,791   $  41,018   $  41,018

Weighted-average shares outstanding.....       34,599      34,599      34,562       34,562      34,204      34,204
Effect of dilutive stock options........           --         180          --          233          --         547
                                          -----------  ----------  ----------   ----------   ---------   ----------
Total shares............................       34,599      34,779      34,562       34,795      34,204      34,751
                                          -----------  ----------  ----------   ----------   ---------   ----------
Net income per common share.............    $    0.44   $    0.44   $    0.37    $    0.37   $    1.20   $    1.18
                                          ===========  ==========  ==========   ==========   =========   ==========

4.   Long-Term Debt

     Long-term debt as of July 31, 2000 and 1999 is summarized as follows (in thousands):

                                             (e)             July 31,
                                           Maturity      2000      1999
                                         ------------  --------  --------

Industrial Development Bonds (a).......    2003-2020   $ 63,200  $ 63,200
Revolving Credit Facilities (b)........    2003         126,000   130,300
Senior Subordinated Notes(c)...........    2009         200,000   200,000
Other (d)..............................    2001-2029      5,035     4,686
                                                       --------  --------
                                                        394,235   398,186
Less: Current Maturities...............                   2,037     2,057
                                                       --------  --------
                                                       $392,198  $396,129
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

     b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (6.62% at July 31, 2000) plus a margin ranging from 0.75% to 2.25% or
        (ii) the agent's prime lending rate, (9.50% at July 31, 2000) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility, which differs from the definition of Resort EBITDA used elsewhere in this filing). The Credit Facility matures on December 19, 2002.

        On December 30, 1998, SSV established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. On October 15, 1999, the SSV Facility was amended to increase the aggregate principal amount to $25 million. The amended SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and
        (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. The principal amount outstanding on the Tranche B term loan was $8.5 million at July 31, 2000. Future minimum amortization under the Tranche B term loan facility is $1.0 million each year during the fiscal years 2001-2003, and $5.5 million in 2004. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

     c) The Company has outstanding $200 million of Senior Subordinated Notes (the "Notes"). The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The proceeds of the offering were used to reduce the Company's outstanding debt under the Credit Facility.

     d) Other obligations bear interest at rates ranging from 0.0% to 7.0% and have maturities ranging from 2001 to 2029.

     e) Maturities are based on the Company's July 31 fiscal year end.

     Aggregate maturities for debt outstanding are as follows (in thousands):

                                                      As of
                                                     July 31,
Due during the twelve months ending July 31:           2000
                                                     --------

2001............................................     $  2,037
2002............................................        1,780
2003............................................      120,055
2004............................................        5,558
2005............................................           61
Thereafter......................................      264,744
                                                     --------
    Total debt..................................     $394,235
                                                     ========

5.   Supplementary Balance Sheet Information (in thousands)

     The composition of property, plant and equipment follows:

                                                           July 31,
                                                       2000       1999
                                                     --------   --------

Land and land improvements......................     $156,936   $133,354
Buildings and terminals.........................      316,290    287,870
Machinery and equipment.........................      244,165    208,740
Automobiles and trucks..........................       15,270     15,300
Furniture and fixtures..........................       60,749     46,405
Construction in progress........................       37,412     48,649
                                                     --------   --------
                                                      830,822    740,318
Accumulated depreciation........................     (175,650)  (129,177)
                                                     --------   --------
Property, plant and equipment, net..............     $655,172   $611,141
                                                     ========   ========

     Depreciation expense for the fiscal years ended July 31, 2000 and 1999 and the ten months ended July 31, 1998 totaled $51.8 million, $43.5 million, and $28.4 million, respectively.

     The composition of intangible assets follows:

                                                           July 31,
                                                        2000      1999
                                                     --------   --------

Trademarks......................................     $ 42,721   $ 42,611
Other intangible assets.........................       44,521     43,213
Goodwill .......................................      146,262    144,775
Excess reorganization value (See Note 2)........       24,594     24,593
                                                     --------   --------
                                                     $258,098   $255,192
Accumulated amortization........................      (63,238)   (53,688)
                                                     --------   --------
                                                     $194,860   $201,504
                                                     ========   ========

     Amortization expense for the fiscal years ended July 31, 2000 and 1999 and for the ten months ended July 31, 1998 totaled $9.6 million, $9.8 million, and $8.4 million, respectively.

     The composition of accounts payable and accrued expenses follows:

                                                          July 31,
                                                       2000      1999
                                                     --------   -------

Trade payables...................................... $ 37,118   $33,434
Deferred Revenue....................................   18,088     9,327
Deposits............................................    9,889    11,894
Accrued salaries and wages..........................   19,782    13,969
Accrued interest....................................    5,885     6,301
Property taxes......................................    5,731     5,770
Liability to complete real estate sold, short term..    1,232     1,718
Other accruals......................................    7,777     7,032
                                                     --------   -------
                                                     $105,502   $89,445
                                                     ========   =======

6.   Retirement and Profit Sharing Plans

     The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for its employees. Employees are eligible to participate in the Plan upon satisfying the following requirements: (1) the employees must be at least 21 years old, and (2) the employees must complete either (a) 1,500 hours of service since employment commencement date, provided that no employees who complete 1,500 hours of service are eligible to participate in the Plan earlier than the first anniversary of their employment commencement date, or (b) a 12-consecutive-month period beginning on their employment commencement date, or any subsequent 12-consecutive-month period beginning on the anniversary of their employment commencement date, during which they are credited with 1,000 or more hours of service. Participants may contribute from 2% to 22% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's annual qualifying compensation. The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

     Total retirement plan expense recognized by the Company for the fiscal years ended July 31, 2000 and 1999 and for the ten months ended July 31, 1998 was $1.5 million, $0.8 million, and $0.8 million, respectively.

7.   Income Taxes

     At July 31, 2000, the Company has total federal net operating loss ("NOL") carryovers of approximately $255 million for income tax purposes that expire in the years 2004 through 2008. The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through October 8, 2007 (Section 382 amount). Consequently, the accompanying financial statements and table of deferred items only recognize benefits related to the NOLs to the extent of the Section 382 amount.

     At July 31, 2000 the Company has approximately $5.4 million in unused minimum tax credit carryovers. These tax credits have an unlimited carryforward period.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2000 and 1999 are as follows (in thousands):

                                                           July 31,
                                                       2000      1999
                                                     --------  --------
Deferred income tax liabilities:
  Fixed assets...................................... $ 76,264  $ 70,254
  Intangible assets.................................   17,324    17,964
  Other, net........................................     (909)    1,757
                                                     --------  --------
    Total...........................................   92,679    89,975
Gross deferred income tax assets:
  Accrued expenses..................................    4,825     3,450
  Net operating loss carryforwards..................   11,090    22,393
  Minimum tax credit................................    5,351     2,894
  Other, net........................................       --       261
                                                     --------  --------
    Total...........................................   21,266    28,998
Valuation allowance for deferred income tax assets..  (10,800)  (13,347)
                                                     --------  --------
Deferred income taxes, net of valuation allowance...   10,466    15,651
                                                     --------  --------
Net deferred income tax liability................... $ 82,213  $ 74,324
                                                     ========  ========

    The net current and non-current components of deferred income taxes recognized in the July 31, 2000 and 1999 balance sheets are as follows (in thousands):

                                                          July 31,
                                                       2000      1999
                                                     --------  --------

Net current deferred income tax asset............... $ 10,364  $ 10,404
Net non-current deferred income tax liability.......   92,577    84,728
                                                     --------  --------
    Net deferred income tax liability............... $ 82,213  $ 74,324
                                                     ========  ========

    Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

                                                      Year      Year    Ten Months
                                                      Ended     Ended     Ended
                                                     July 31,  July 31,  July 31,
                                                       2000      1999      1998
                                                     --------  --------  --------
Current:

  Federal........................................... $  2,381  $    255  $  1,157
  State.............................................    1,404       210     1,082
                                                     --------  --------  --------
    Total current...................................    3,785       465     2,239
Deferred:
  Federal...........................................    7,193     7,880    17,173
  State.............................................      696      (777)    1,920
                                                     --------  --------  --------
    Total deferred..................................    7,889     7,103    19,093
Tax benefit related to exercise of stock options
  and issuance of restricted stock..................      183       435     7,814
                                                     --------  --------  --------
                                                     $ 11,857  $  8,003  $ 29,146
                                                     ========  ========  ========

     A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes is as follows:

                                                         Year      Year       Ten Months
                                                         Ended     Ended         Ended
                                                        July 31,  July 31,     July 31,
                                                          2000      1999         1998
                                                        --------  --------    ----------

At U.S. federal income tax rate........................     35.0%     35.0%         35.0%
State income tax, net of federal benefit...............      3.0%      3.3%          4.8%
Benefit of state tax reduction.........................       --      (3.7%)          --
Goodwill and Excess Reorganization Value amortization..      4.4%      3.7%          1.8%
Other..................................................      1.2%      0.2%         (0.1%)
                                                        --------  --------    ----------
                                                            43.6%     38.5%         41.5%
                                                        ========  ========    ==========

8.   Related Party Transactions

     Resort operating expense includes an annual fee of $500,000 for management services provided by an affiliate of the majority holder of the Company's Class A Common Stock. This fee is generally settled partially through use of the Company's facilities and partially in cash. The fee for the years ended July 31, 2000 and 1999 and the ten months ended July 31, 1998 was $500,000, $500,000 and $417,000 respectively. At July 31, 2000, the Company's liability with respect to this arrangement was $499,000.

     Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("Resort Company"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. During fiscal years 1991 through 2000, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during the years ended July 31, 2000 and 1999 and the ten months ended July 31, 1998 totaled $5.7 million, $5.2 million and $4.7 million, respectively.

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

     In 1995, Mr. Daly's spouse and James P. Thompson, President of VRDC, and his spouse received financial terms more favorable than those available to the general public in connection with their purchases of homesites at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, these contracts provide for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under promissory notes of $438,750 and $350,000 for Mr. Daly's spouse and Mr. and Mrs. Thompson, respectively. Mrs. Daly's note is secured by a first deed of trust and amortized over 25 years at a rate of eight percent per annum interest, with a balloon payment due on the earlier of five years from the date of closing or one year from the date Mr. Daly's employment with the company is terminated.

     In 1999, the agreement with respect to Mr. and Mrs. Thompson's note was amended to provide that the promissory note, which continues to accrue at a rate of eight percent per annum, will be payable in full in the form of one lump sum payment. The lump sum payment shall be due on the earlier of (i) the date the property is sold, (ii) two years from the date Mr. Thompson's employment with the Company is terminated for any reason, or (iii) September 1, 2009. The amended agreement between the Company and Mr. and Mrs. Thompson also contemplates that the Company's loan will be subordinated to an anticipated construction loan and, ultimately, permanent financing on the home, on terms and conditions reasonably acceptable to the Company.

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

     In connection with the employment of Roger D. McCarthy as Senior Vice President and Chief Operating Officer for Breckenridge, the Company has agreed to invest up to $400,000, but not to exceed 50% of the purchase price, for the purchase of a primary residence for Mr. McCarthy and his family in Breckenridge, Colorado. Based on the actual amount invested by the Company, the Company will obtain a proportionate undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. McCarthy's termination of employment from the Company.

9.   Commitments and Contingencies

     Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes and townhomes, and lodging units. As of July 31, 2000, the Company has sold 104 single-family homesites and sixteen parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $44.5 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $20.4 million at July 31, 2000. The Company has allocated $11.0 million of that amount to the Bachelor Gulch Village homesites which were sold as of July 31, 2000 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of July 31, 2000 and 1999 was $6.5 million and $4.3 million, respectively.

     At July 31, 2000, the Company had various other letters of credit outstanding in the aggregate amount of $46.2 million.

     On October 19, 1998, fires on Vail Mountain destroyed certain of the Company's facilities including the Ski Patrol Headquarters, a day skier shelter, the Two Elk Lodge restaurant and the chairlift drive housing for the High Noon Lift (Chair #5). Three other chairlifts sustained minor damage. The Company has completed the reconstruction and reparation of all of the damaged and destroyed facilities. During the third quarter of fiscal 2000, the Company settled its insurance claim related to the fires for $24.5 million, including both the property and business interruption loss claims. The incident did not have a net material impact on the Company's results of operations or cash flows.

     The Company purchased a Reduced Skier Day Insurance Policy, a customized insurance product, for the 1999-2000 ski season. Under this policy, the Company receives a fixed payment for each paid skier day below certain targeted levels for the season. During fiscal 2000, the net benefit recognized in the financial statements from the policy was $13.9 million. The proceeds from the insurance policy have not yet been received. The Company expects to settle the insurance claim by the end of calendar 2000.

     The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the fiscal years ended July 31, 2000 and 1999 and the ten months ended July 31, 1998, the Company recorded lease expense related to these agreements of $20.1 million, $11.5 million, $6.4 million, respectively, which is included in the accompanying consolidated statements of operations.

    Future minimum lease payments under these leases as of July 31, 2000 are as follows (in thousands):

Due during fiscal years ending July 31:
2001.............................................. $      7,615
2002..............................................        4,858
2003..............................................        3,847
2004..............................................        3,626
2005..............................................        2,593
Thereafter........................................        8,496
                                                   -------------
   Total.......................................... $     31,035
                                                   =============

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

    In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which we undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations were not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed as of the date of this Form 10-K. Under the Clean Water Act, unauthorized discharges of fill can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA - Region VIII, Docket No. CWA-8-2000-
01). We completed the restoration work on the wetland impact this summer, pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied.

10. Segment Information

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

    The Company evaluates performance and allocates resources to its segments based on operating revenue and earnings or losses before income taxes, depreciation, amortization, investment income, interest expense, gains or losses on asset disposals, and the elimination of minority interests ("EBITDA"). Resort EBITDA consists of net resort revenue less resort operating expense. Real estate EBITDA consists of net real estate revenue less real estate operating expense. The accounting policies are the same as those described in the Summary of Significant Accounting Policies (Note 2).

    Following is key financial information by reportable segment and for the Company used by management in evaluating performance and allocating resources:

                                                                        Year            Year          Ten Months
                                                                       Ended           Ended            Ended
                                                                      July 31,        July 31,         July 31,
                                                                        2000            1999             1998
                                                                   --------------- --------------- ---------------
Net revenue:
   Resort......................................................... $     501,375   $     431,788   $     336,547
   Real estate....................................................        51,684          43,912          73,722
                                                                   --------------- --------------- ---------------
                                                                         553,059         475,700         410,269
                                                                   =============== =============== ===============
EBITDA:
   Resort.........................................................       113,062          86,101         114,346
   Real estate....................................................         9,618           9,526          11,103
                                                                   --------------- --------------- ---------------
                                                                         122,680          95,627         125,449
                                                                   =============== =============== ===============
Depreciation and amortization:
   Resort.........................................................        61,435          53,256          36,838
   Real estate....................................................            --              --              --
                                                                   --------------- --------------- ---------------
                                                                          61,435          53,256          36,838
                                                                   =============== =============== ===============
Capital expenditures:
   Resort.........................................................        79,591          65,168          80,454
   Real estate....................................................        40,410          32,980          15,661
                                                                   --------------- --------------- ---------------
                                                                         120,001          98,148          96,115
                                                                   =============== =============== ===============
Identifiable assets:
   Resort.........................................................       655,172         611,141         501,371
   Real estate....................................................       147,172         152,508         138,916
                                                                   --------------- --------------- ---------------
                                                                   $     802,344   $     763,649   $     640,287
                                                                   =============== =============== ===============

Reconciliation to consolidated income before provision for income taxes:
   Resort EBITDA.................................................. $     113,062   $      86,101   $     114,346
   Real estate EBITDA.............................................         9,618           9,526          11,103
                                                                   --------------- --------------- ---------------
      Total EBITDA................................................       122,680          95,627         125,449
   Depreciation and amortization expense..........................        61,435          53,256          36,838
   Other income (expense):
      Investment income...........................................         1,843           1,624           1,784
      Interest expense............................................       (35,108)        (25,099)        (17,789)
      Gain (loss) on disposal of fixed assets.....................          (104)          3,283          (1,706)
      Other income (expense)......................................            32              63            (736)
      Minority interest in net income of consolidated joint
        venture...................................................          (713)         (1,448)             --
                                                                   --------------- --------------- ---------------
   Income before provision for income taxes....................... $      27,195   $      20,794   $      70,164
                                                                   =============== =============== ===============

11. Stock Compensation Plans

    At July 31, 2000, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                      July 31,        July 31,         July 31,
                                                                        2000            1999             1998
                                                                   --------------- --------------- -----------------
Net Income
    As reported...................................................  $     15,338    $     12,791    $     41,018
    Pro forma.....................................................        12,654           9,721          39,320

Basic net income per common share
    As reported...................................................  $       0.44    $       0.37    $       1.20
    Pro forma.....................................................          0.37            0.28            1.15

Diluted net income per common share
    As reported...................................................  $       0.44    $       0.37    $       1.18
    Pro forma.....................................................          0.37            0.28            1.13

    The Company has three fixed option plans--the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan") and the 1999 Long Term Incentive and Share Award Plan ("1999 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant. The term of the options granted under the 1993 Plan is determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years. 1,500,000 and 2,500,000 shares of Common Stock may be issued in the form of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan and the 1999 Plan, respectively. Under the 1996 Plan and the 1999 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan and 1999 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. To date, no options have been granted to non-employees under any of the three plans. At July 31, 2000, approximately 7,000, 107,000 and 1,748,000 options were available under the 1993 Plan, 1996 Plan and 1999 Plan, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0% for each year, expected volatility of 47.0%, 40.7% and 14.7%; risk-free interest rates of 6.01% and ranges from 4.24% to 5.70% and 5.49% to 6.61%; and expected lives ranging from 6 to 8 years for each year. A summary of the status of the Company's two fixed stock option plans as of July 31, 2000, 1999 and 1998 and changes during the years ended July 31, 2000 and 1999 and the ten months ended July 31, 1998 is presented below (in thousands, except per share amounts):


                                                               Weighted
                                                               Average
                                                  Shares       Exercise
                                                 Subject to   Price Per
Fixed Options                                     Option        Share

Balance at September 30, 1997...............       2,909   $      15
    Granted.................................          96          28
    Exercised...............................      (1,043)          8
    Forfeited...............................        (125)         17
                                             -----------   ------------
Balance at July 31, 1998....................       1,837   $      18
    Granted.................................         688          23
    Exercised...............................         (67)         10
    Forfeited...............................         (79)         21
                                             -----------   ------------
Balance at July 31, 1999....................       2,379   $      19
    Granted.................................         766          20
    Exercised...............................         (36)          9
    Forfeited...............................        (123)         23
                                             -----------   ------------
Balance at July 31, 2000....................       2,986   $      20
                                             ===========   ============

    The following table summarizes information about fixed stock options outstanding at July 31, 2000 (in thousands, except per share and life amounts):

                             Options Outstanding                     Options Exercisable
               ----------------------------------------------  ------------------------------
                                Weighted-
                                Average         Weighted-                      Weighted-
 Exercise                      Remaining         Average                        Average
Price Range       Shares      Contractual       Exercise         Shares        Exercise
 Per Share     Outstanding   Life Per Share  Price Per Share   Exercisable   Price Per Share
------------   -----------   --------------  ---------------   -----------   ---------------
 $    6-11           563          3.4        $      8.86             548     $      8.81
     16-20         1,051          8.0              19.29             385           19.82
    *20-25         1,223          7.9              23.73             551           24.01
    *25-29           149          7.9              27.31              87           27.42
------------   -----------   --------------  ---------------   -----------   ---------------
$     6-29         2,986          7.1        $     19.54           1,571     $     17.87

* means greater than

    During fiscal years 1997 and 1996, the Company granted restricted stock to certain executives under the 1996 Plan. The aggregate number of shares granted totaled 12,000 and 62,000 in fiscal 1997 and 1996, respectively. The shares vest in equal increments over periods ranging from three to five years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods. No restricted stock was granted during fiscal 2000, 1999 or 1998, however 13,176, 8,195 and 8,260 vested shares were issued, respectively.

12. Capital Stock

    The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock elect a class of directors that constitutes two-thirds of the Board and holders of Common Stock elect another class of directors constituting one-third of the Board. At July 31, 2000 and 1999, one shareholder owned substantially all of the Class A Common Stock and, as a result, has effective control of the Company's Board of Directors. The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders. Blocks of 200,000 shares and 4,000,000 shares of Class A Common stock were converted to Common Stock during fiscal 1999 and 1998 respectively, as they were sold to a non-affiliated company of the prior holder. There were no shares of Class A Common Stock converted to Common Stock during fiscal 2000.

13. Selected Quarterly Financial Data (Unaudited--In thousands, except per share amounts)

                                                                        Fiscal 2000
                                         ---------------------------------------------------------------------------
                                              Year          Quarter       Quarter          Quarter        Quarter
                                             Ended           Ended         Ended            Ended          Ended
                                            July 31,        July 31,     April 30,       January 31,     October 31,
                                             2000            2000          2000             2000            1999
                                         --------------   ------------  -------------   --------------   -----------
Resort revenue.........................  $     501,375    $     59,627  $    223,761    $     161,128    $    56,859
Real estate revenue....................         51,684          14,937        26,028            1,749          8,970
                                         --------------   ------------  -------------   --------------   -----------
    Total revenue......................        553,059          74,564       249,789          162,877         65,829
Income (loss) from operations..........         61,245         (22,716)       85,115           31,078        (32,232)
Net income (loss)......................         15,338         (15,995)       42,830           10,947        (22,444)
Basic net income (loss) per common
    share..............................           0.44           (0.46)         1.24             0.32          (0.65)
Diluted net income (loss) per common
    share..............................  $        0.44    $      (0.46) $       1.23    $        0.31    $     (0.64)

                                                                        Fiscal 1999
                                         ---------------------------------------------------------------------------
                                              Year          Quarter       Quarter          Quarter        Quarter
                                             Ended           Ended         Ended            Ended          Ended
                                            July 31,        July 31,     April 30,       January 31,     October 31,
                                             1999            1999          1999             1999            1999
                                         --------------   ------------  -------------   --------------   -----------
Resort revenue.........................  $     431,788    $     52,442  $    188,220   $      156,141   $     34,985
Real estate revenue....................         43,912          12,503        14,022            3,816         13,571
                                         --------------   ------------  -------------   --------------   -----------
    Total revenue......................        475,700          64,945       202,242          159,957         48,556
Income (loss) from operations..........         42,371         (25,500)       61,870           36,856        (30,855)
Net income (loss)......................         12,791         (13,528)       30,247           16,530        (20,458)
Basic net income (loss) per common
    share..............................           0.37           (0.39)         0.87             0.48          (0.59)
Diluted net income (loss) per common
    share..............................  $        0.37    $      (0.39) $       0.87   $         0.47   $      (0.59)

14. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

    The Company's payment obligations under the 8 3/4% Senior Subordinated Notes due 2009 (see Note 4), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSV, Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). SSV is a 51.9%-owned joint venture which owns and operates certain retail and rental operations. Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. are 100%-owned corporations which own certain real estate held for sale.

    Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of July 31, 2000 and 1999 and for the years then ended.

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

              Supplemental Condensed Consolidating Balance Sheet
                                (in thousands)

                                                                                     Non-
                                                       Parent       Guarantor      Guarantor
                                                      Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ------------ -------------- -------------- -------------- --------------

                                                                             July 31, 2000
                                                    ------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents.....................  $       --   $       18,346  $        322  $        --    $     18,668
    Trade receivables.............................         200           38,591           636           --          39,427
    Inventories, net..............................          --            8,720        15,372           --          24,092
    Deferred income taxes.........................       1,134            9,230            --           --          10,364
    Other current assets..........................          --            7,122           681           --           7,803
                                                    ------------ --------------  ------------  -----------    --------------
      Total current assets........................       1,334           82,009        17,011           --         100,354
Property, plant and equipment, net................          --          643,680        11,492           --         655,172
Real estate held for sale and investment..........          --          141,538         5,634           --         147,172
Deferred charges and other assets.................       6,452           23,708           100           --          30,260
Intangible assets, net............................          --          182,492        12,368           --         194,860
Investments in subsidiaries and advances to
    (from) subsidiaries...........................     691,670           (9,324)       (6,004)    (676,342)             --
                                                    ------------ --------------  ------------  -----------    --------------
      Total assets................................  $  699,456   $    1,064,103  $     40,601  $  (676,342)   $  1,127,818
                                                     =========== ==============  ============  ===========    ==============
Current liabilities:
    Accounts payable and accrued expenses.........  $    4,699   $       89,962  $     10,841  $        --    $    105,502
    Income taxes payable..........................          --            2,645            --           --           2,645
    Long-term debt due within one year............          --            1,037         1,000           --           2,037
                                                    ------------ --------------  ------------  -----------    --------------
      Total current liabilities...................       4,699           93,644        11,841           --         110,184
Long-term debt....................................     200,000          179,198        13,000           --         392,198
Other long-term liabilities.......................       1,002           30,708            --           --          31,710
Deferred income taxes.............................          --           92,577            --           --          92,577
Minority interest in net assets of consolidated
    joint ventures................................          --              100         7,294           --           7,394
Total stockholders' equity........................     493,755          667,876         8,466     (676,342)        493,755
                                                    ------------ --------------  ------------  -----------    --------------
      Total liabilities and stockholders' equity..  $  699,456   $    1,064,103  $     40,601  $  (676,342)   $  1,127,818
                                                     =========== ==============  ============  ===========    ==============

                                                                             July 31, 1999
                                                    ------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents.....................  $       --   $       25,097  $        227  $        --    $     25,324
    Trade receivables.............................         321           28,790           539           --          29,650
    Inventories, net..............................          --            8,667        14,138           --          22,805
    Deferred income taxes.........................       1,353            9,051            --           --          10,404
    Other current assets..........................          --            4,326           186           --           4,512
                                                    ------------ --------------  ------------  -----------    --------------
      Total current assets........................       1,674           75,931        15,090           --          92,695
Property, plant and equipment, net................          --          600,497        10,644           --         611,141
Real estate held for sale and investment..........          --          147,232         5,276           --         152,508
Deferred charges and other assets.................       8,752           22,519           120           --          31,391
Intangible assets, net............................          --          188,197        13,307           --         201,504
Investments in subsidiaries and advances to
    (from) subsidiaries...........................     672,609           14,405        (6,122)    (680,892)             --
                                                    ------------ --------------- ------------  -----------    --------------
      Total assets................................  $  683,035   $    1,048,781  $     38,315  $  (680,892)   $  1,089,239
                                                     =========== =============== ============  ===========    ==============
Current liabilities:
    Accounts payable and accrued expenses.........  $    5,132   $       76,341  $      7,972  $        --    $     89,445
    Income taxes payable..........................          --            1,633            --           --           1,633
    Long-term debt due within one year............          --              520         1,537           --           2,057
                                                    ------------ --------------- ------------  -----------    --------------
      Total current liabilities...................       5,132           78,494         9,509           --          93,135
Long-term debt....................................     200,000          182,829        13,300           --         396,129
Other long-term liabilities.......................       1,128           30,018            --           --          31,146
Deferred income taxes.............................          --           84,728            --           --          84,728
Minority interest in net assets of consolidated
    joint venture.................................          --               --         7,326           --           7,326
Total stockholders' equity........................     476,775          672,712         8,180     (680,892)        476,775
                                                    ------------ --------------- ------------  -----------    --------------
      Total liabilities and stockholders' equity..  $  683,035   $    1,048,781  $     38,315  $  (680,892)   $  1,089,239
                                                    ============ =============== ============  ===========    ==============

         Supplemental Condensed Consolidating Statement of Operations
                                (in thousands)

                                                                                     Non-
                                                       Parent       Guarantor      Guarantor
                                                      Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    -----------  -------------- -------------- -------------- --------------

                                                                   For the Year Ended July 31, 2000
                                                    ------------------------------------------------------------------------
Total revenues....................................  $        --   $     476,977  $      78,713  $      (2,631) $     553,059
Total operating expenses..........................        1,656         417,036         75,753         (2,631)       491,814
                                                    -----------   -------------  -------------  -------------  -------------
    Income (loss) from operations.................       (1,656)         59,941          2,960             --         61,245
Other expense.....................................      (18,133)        (13,726)        (1,478)            --        (33,337)
Minority interest in net income of consolidated
    joint ventures................................           --              --           (713)            --           (713)
                                                    -----------   -------------  -------------  -------------  -------------
    Income (loss) before benefit (provision) for
       income taxes...............................      (19,789)         46,215            769             --         27,195
    Benefit (provision) for income taxes..........        8,628         (20,485)            --             --        (11,857)
                                                    -----------   -------------  -------------  -------------  -------------
Net income (loss) before equity in income of            (11,161)         25,730            769             --         15,338
    consolidated subsidiaries.....................
Equity in income of consolidated subsidiaries.....       26,499             769             --        (27,268)            --
                                                    -----------   -------------  -------------  -------------  -------------
Net income........................................  $    15,338   $      26,499  $         769  $     (27,268) $      15,338
                                                    ===========   =============  =============  =============  =============

                                                                   For the Year Ended July 31, 1999
                                                    ------------------------------------------------------------------------
Total revenues....................................  $        --   $     404,168  $      73,233  $      (1,701) $     475,700
Total operating expenses..........................        1,449         364,598         68,983         (1,701)       433,329
                                                    -----------   -------------  -------------  -------------  -------------
    Income (loss) from operations.................       (1,449)         39,570          4,250             --         42,371
Other expense.....................................       (3,842)        (15,048)        (1,239)            --        (20,129)
Minority interest in net income of consolidated
    joint venture.................................           --              --         (1,448)            --         (1,448)
                                                    -----------   -------------  -------------  -------------  -------------
    Income (loss) before benefit (provision) for
       income taxes...............................       (5,291)         24,522          1,563             --         20,794
    Benefit (provision) for income taxes..........        2,036         (10,039)            --             --         (8,003)
                                                    -----------   -------------  -------------  -------------  -------------
Net income (loss) before equity in income of             (3,255)         14,483          1,563             --         12,791
    consolidated subsidiaries.....................
Equity in income of consolidated subsidiaries.....       16,046           1,563             --        (17,609)            --
                                                    -----------   -------------  -------------  -------------  -------------
Net income........................................  $    12,791   $      16,046  $       1,563  $     (17,609) $      12,791
                                                    ===========   =============  =============  =============  =============

         Supplemental Condensed Consolidating Statement of Cash Flows
                                (in thousands)

                                                                        Parent       Guarantor    Non-Guarantor
                                                                       Company      Subsidiaries  Subsidiaries  Consolidated
                                                                      ----------   -------------  -------------  -------------

                                                                                  For the Year Ended July 31, 2000
                                                                      --------------------------------------------------------
Cash flows from operating activities...............................   $   34,055   $      70,567  $       7,002  $     111,624

Cash flows from investing activities:
    Resort capital expenditures....................................           --         (72,109)        (5,547)       (77,656)
    Investments in real estate.....................................           --         (40,410)            --        (40,410)
    Cash flows from other investing activities.....................           --           2,111            (48)         2,063
                                                                      ----------   -------------  -------------  -------------
      Net cash used in investing activities........................           --        (110,408)        (5,595)      (116,003)

Cash flows from financing activities:
    Proceeds from borrowings under long-term debt..................           --         206,250            200        206,450
    Payments on long-term debt.....................................           --        (210,210)        (1,037)      (211,247)
    Advances to (from) affiliates..................................      (33,750)         34,225           (475)            --
    Other financing activities.....................................         (305)             --             --           (305)
                                                                      ----------   -------------  -------------  -------------
       Net cash provided by (used in) financing activities.........      (34,055)         30,265         (1,312)        (5,102)
                                                                      ----------   -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents...............           --          (9,576)            95         (9,481)

Cash and cash equivalents:
    Beginning of period............................................           --          18,075            227         18,302
                                                                      ----------   -------------  -------------  -------------

    End of period..................................................   $       --   $       8,499  $         322  $       8,821
                                                                      ==========   =============  =============  =============

                                                                                  For the Year Ended July 31, 1999
                                                                      ----------------------------------------------------------
Cash flows from operating activities...............................   $   16,082   $      78,775  $       7,753  $     102,610


Cash flows from investing activities:
    Cash paid in resort acquisitions, net of cash acquired.........           --         (48,360)            --        (48,360)
    Cash paid in hotel acquisitions, net of cash acquired..........           --         (33,800)            --        (33,800)
    Cash paid by consolidated joint venture in acquisition of
      retail operations............................................           --              --        (10,516)       (10,516)
    Resort capital expenditures....................................           --         (57,313)        (7,855)       (65,168)
    Investments in real estate.....................................           --         (32,980)            --        (32,980)
    Cash flows from other investing activities.....................           --         (13,600)            --        (13,600)
                                                                      ----------   -------------  -------------  -------------
      Net cash used in investing activities........................           --        (186,053)       (18,371)      (204,424)

Cash flows from financing activities:
    Proceeds from the exercise of stock options....................          677              --             --            677
    Proceeds from borrowings under long-term debt..................      200,000         185,190         31,452        416,642
    Payments on long-term debt.....................................           --        (281,222)       (21,248)      (302,470)
    Payment of financing costs.....................................       (8,099)             --             --         (8,099)
    Advances to (from) affiliates..................................     (208,660)        208,021            639             --
                                                                      ----------   -------------  -------------  -------------
       Net cash provided by (used in) financing activities.........      (16,082)        111,989         10,843        106,750
                                                                      ----------   -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents...............           --           4,711            225          4,936

Cash and cash equivalents:
    Beginning of period............................................           --          13,364              2         13,366
                                                                      ----------   -------------  -------------  -------------
    End of period..................................................   $       --   $      18,075  $         227  $      18,302
                                                                      ==========   =============  =============  =============

15.  Acquisitions

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

     The following unaudited pro forma revenue for the year ended July 31, 1999 assumes the acquisition of GTLC occurred on August 1, 1998. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. The unaudited revenue for the year ended July 31, 2000 is provided for comparative purposes. Pro forma net income and EPS are not presented as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

                                            Pro Forma
                          Year                Year
                          Ended               Ended
                        July 31,            July 31,
                          2000                1999
                      -------------       ----------------
                                 (unaudited)
Total revenue         $    553,059        $     490,290
                      =============       ================

16.  Subsequent Events

     In October 2000, the Company acquired a 49% interest in a newly formed Irish corporation whose purpose is to develop a resort based reservations system which will enable the shopping, booking and distribution of packaged vacations. The Company's initial investment is $5 million, with approximately $1 million paid at closing and the remainder due in quarterly installments over the following twelve-month period. The Company will be granted a free license to use the system but will be charged at favorable rates for ongoing maintenance and on-site support and is obligated to provide certain levels of marketing assistance. The Company will also earn a commission for all customers referred. The Company anticipates that such system will be completed and ready for the Company's use in time for the 2002-03 ski season.

     Also in October 2000, the Company entered into a joint venture agreement with a venture led by an affiliate of Continental Gencom for the construction of The Ritz-Carlton, Bachelor Gulch (the "Hotel"). The Hotel, scheduled to open in late 2002, is being developed by The Athens Group, of Phoenix, Arizona, and will include a 238-room hotel, a 20,000-square-foot spa and fitness center, ski rental, lesson and retail space, restaurants plus meeting space. In addition, 23 privately owned luxury penthouse residences are also being built above the hotel. All twenty-three of these penthouses are already under contract. The Company will acquire a 49% interest in the joint venture in return for a cash investment of $3.3 million, land contribution with a $3.4 million book value, and an interest-bearing loan to the joint venture of up to $4.5 million. Construction of the entire hotel project is expected to cost approximately $162 million. In order to cover construction costs, the joint venture is obtaining $97 million in debt financing from a syndicate of banks. The remainder is being funded by a combination of equity and debt contributed by the partners, mezzanine financing, and the sale of condominiums. Under the terms of the joint venture, The Company will provide golf, spa and club privileges for a fee of $3.7 million. The Company will receive $3 million up front and $0.7 million as penthouse residences close. Separately, the Company will contract with the hotel joint venture to acquire the 20,000-square-foot spa, plus 8,500 square feet of skier services area, at the developer's cost of approximately $13 million. The majority of this expense is expected to be recouped through membership sales in the Bachelor Gulch Club.

     In October 2000, in connection with the employment of Martin White as Senior Vice President, Marketing, the Company agreed to invest up to $800,000, but not to exceed 50% of the purchase price, for the purchase of a primary residence for Mr. White and his family in the Vail Valley. Based on the actual amount invested by the

Company, the Company will obtain a proportionate undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. White's termination from the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 6, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

   The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 6, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 6, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 6, 2000.

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

4.4 Form of Global Note (Included in Exhibit 4.3 incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-
        80621) including all amendments thereto.)

4.5 Registration Rights Agreement, dated as of May 11, 1999 among Vail Resorts, Inc., the guarators signatory thereto and Bear Stearns & Co. Inc., NationsBanc Montgomery Securities LLC, BT Alex. Brown Incorporated, Lehman Brothers Inc. and Salomon Smith Barney Inc. (Incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

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

                                                                    Sequentially
     Exhibit                                                           Numbered
     Number                       Description                            Page
     ------                       -----------                            ----

     10.20(b) First Amendment and Consent to Amended and Restated
              Credit Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Bank of America, N.A., and the lenders named therein dated as of December 31, 1999. (Incorporated by reference to Exhibit 10.20(b) of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2000.)

     10.20(c) Second Amendment to Amended and Restated Credit
              Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Bank of America, N.A., and the lenders named therein dated as of April 21, 2000 but effective as of February 1, 2000. (Incorporated by reference to Exhibit 10.20(c) of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2000.)

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

     10.23    Vail Resorts Deferred Compensation Plan effective
              as of October 1, 2000.                                      31

     21 Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to Exhibit 27 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April
              30, 2000.)

     27       Financial Data Schedules

 b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VAIL RESORTS, INC.

                                        BY:           /S/ JAMES P. DONOHUE
                                              ----------------------------------
                                                          James P. Donohue
                                                     Senior Vice President and
                                                      Chief Financial Officer

                                        DATED:           October 26, 2000


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2000.

        Signature                                   Title
        ---------                                   -----

  /S/ ADAM M. ARON            Chairman of the Board and Chief Executive Officer
--------------------------
      Adam M. Aron                   (Principal Chief Executive Officer)

  /S/ ANDREW P. DALY                      Director and President
--------------------------
      Andrew P. Daly

  /S/ JAMES P. DONOHUE        Senior Vice President and Chief Financial Officer
--------------------------
      James P. Donohue

  /S/ FRANK J. BIONDI                            Director
--------------------------
      Frank J. Biondi

  /S/ LEON D. BLACK                               Director
--------------------------
      Leon D. Black

  /S/ CRAIG M. COGUT                              Director
--------------------------
      Craig M. Cogut

  /S/ STEPHEN C. HILBERT                          Director
--------------------------
      Stephen C. Hilbert

        Signature                                  Title
        ---------                                  -----

  /S/ ROBERT A. KATZ                              Director
--------------------------
      Robert A. Katz

  /S/ THOMAS H. LEE                               Director
--------------------------
      Thomas H. Lee

  /S/ WILLIAM L. MACK                             Director
--------------------------
      William L. Mack

  /S/ JOE R. MICHELETTO                           Director
--------------------------
      Joe R. Micheletto

  /S/ ANTONY P. RESSLER                           Director
--------------------------
      Antony P. Ressler

  /S/ MARC J. ROWAN                               Director
--------------------------
      Marc J. Rowan

  /S/ JOHN J. RYAN III                            Director
--------------------------
      John J. Ryan III

  /S/ JOHN F. SORTE                               Director
--------------------------
      John F. Sorte

  /S/ BRUCE H. SPECTOR                            Director
--------------------------
      Bruce H. Spector

  /S/ WILLIAM P. STIRITZ                          Director
--------------------------
      William P. Stiritz

  /S/ JAMES S. TISCH                              Director
--------------------------
      James S. Tisch