Form 10-Q
period 2000-10-31
VAIL RESORTS INC
filed 2000-12-15
CIK 812011

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2000
                                           ----------------

[_] Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________to_________________________

Commission File Number:   1-9614
                          ------------------------------------------------------

                              Vail Resorts, Inc.
                           -------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   51-0291762
--------------------------------------------- ----------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

             Post Office Box 7
               Vail, Colorado                                   81658
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

   As of December 12, 2000, 7,439,834 shares of Class A Common Stock and 27,466,528 shares of Common Stock were issued and outstanding.

                               Table of Contents

 PART I    FINANCIAL INFORMATION

 Item 1.   Financial Statements.........................................................  F-1
 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................    1
 Item 3.   Quantitative and Qualitative Disclosures ABout Market Risk...................    4

 PART II   OTHER INFORMATION

 Item 1.   Legal Proceedings............................................................    5
 Item 2.   Changes in Securities and Use of Proceeds....................................    5
 Item 3.   Defaults Upon Senior Securities..............................................    5
 Item 4.   Submission of Matters to a Vote of Security Holders..........................    5
 Item 5.   Other Information............................................................    5
 Item 6.   Exhibits and Reports on Form 8-K.............................................    5

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets as of October 31, 2000, July 31, 2000
             and October 31, 1999.....................................................   F-2
          Consolidated Condensed Statements of Operations for the Three Months Ended
             October 31, 2000 and 1999................................................   F-3
          Consolidated Condensed Statements of Cash Flows for the Three Months Ended
             October 31, 2000 and 1999................................................   F-4
          Notes to Consolidated Condensed Financial Statements........................   F-5

                              Vail Resorts, Inc.
                     Consolidated Condensed Balance Sheets
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                          October 31,     July 31,     October 31,
                                                             2000           2000          1999
                                                         ------------   ------------   ------------
Assets

Current assets:
   Cash and cash equivalents...........................  $    20,694    $    18,668    $    18,954
   Receivables, net....................................       39,296         39,427         26,304
   Income taxes receivable.............................           --             --            268
   Inventories.........................................       30,905         24,092         29,013
   Deferred income taxes...............................       10,364         10,364         10,404
   Other current assets................................        8,752          7,803          6,993
                                                         ------------   ------------   ------------
        Total current assets...........................      110,011        100,354         91,936
Property, plant and equipment, net.....................      657,299        655,172        626,549
Real estate held for sale and investment...............      152,364        147,172        156,628
Deferred charges and other assets......................       30,373         30,260         31,235
Intangible assets, net ................................      193,695        194,860        198,924
                                                         ------------   ------------   ------------
        Total assets...................................  $ 1,143,742    $ 1,127,818    $ 1,105,272
                                                         ============   ============   ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses...............  $   130,531    $   105,502    $   121,007
   Income taxes payable................................        1,446          2,645             --
   Long-term debt due within one year (Note 5).........        1,833          2,037          1,478
                                                         ------------   ------------   ------------
        Total current liabilities......................      133,810        110,184        122,485
Long-term debt (Note 5)................................      420,197        392,198        424,102
Other long-term liabilities............................       31,433         31,710         30,726
Deferred income taxes..................................       77,514         92,577         67,772
Commitments and contingencies (Note 3).................           --             --             --
Minority interest in net assets of consolidated joint
ventures...............................................        5,383          7,394          5,612
Stockholders' equity:
   Common stock--
        Class A common stock, $0.01 par value,
          20,000,000 shares authorized, 7,439,834
          shares issued and outstanding................           74             74             74
        Common stock, $0.01 par value, 40,000,000
          shares authorized, 27,465,777, 27,182,123 and
          27,137,285 shares issued and outstanding at
          October 31, 2000, July 31, 2000 and
          October 31, 1999, respectively...............          275            272            271
   Additional paid-in capital..........................      407,392        404,564        403,167
   Retained earnings...................................       67,664         88,845         51,063
                                                         ------------   ------------   ------------
        Total stockholders' equity.....................      475,405        493,755        454,575
                                                         ------------   ------------   ------------
        Total liabilities and stockholders' equity.....  $ 1,143,742    $ 1,127,818    $ 1,105,272
                                                         ============   ============   ============

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements Of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                            October 31,
                                                                          2000        1999
                                                                      ------------ ------------
Net revenues:
   Resort...........................................................  $    61,451  $    56,859
   Real estate......................................................        8,976        8,970
                                                                      ------------ ------------
        Total net revenues..........................................       70,427       65,829
Operating expenses:
   Resort...........................................................       79,953       77,298
   Real estate......................................................        4,309        5,863
   Depreciation and amortization....................................       15,643       14,900
                                                                      ------------ ------------
        Total operating expenses....................................       99,905       98,061
                                                                      ------------ ------------
Loss from operations................................................      (29,478)     (32,232)
Other income (expense):
   Investment income................................................          673          355
   Interest expense.................................................       (8,901)      (8,883)
   Loss on disposal of fixed assets.................................         (262)         (42)
   Other expense....................................................           (9)         (17)
   Minority interest in consolidated joint ventures.................        1,770        1,444
                                                                      ------------ ------------
Loss before income taxes............................................      (36,207)     (39,375)
Credit for income taxes.............................................       15,026       16,931
                                                                      ------------ ------------
Net loss............................................................  $   (21,181) $   (22,444)
                                                                      ============ ============
Net loss per common share (Note 4):

   Basic............................................................  $     (0.61) $     (0.65)
                                                                      ============ ============
   Diluted..........................................................  $     (0.61) $     (0.64)
                                                                      ============ ============

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements Of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                        Three Months Ended
                                                                            October 31,
                                                                         2000         1999
                                                                      ------------ ------------
Cash flows from operating activities:
   Net loss.........................................................  $   (21,181) $   (22,444)

Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................       15,643       14,900
      Non-cash cost of real estate sales............................        1,812        3,081
      Non-cash compensation related to stock grants.................          112           81
      Non-cash equity income........................................       (2,642)      (2,042)
      Deferred financing costs amortized............................          433          478
      Loss on disposal of fixed assets..............................          262           42
      Deferred income taxes, net ...................................      (15,026)     (16,956)
      Minority interest in consolidated joint ventures..............       (1,770)      (1,444)
   Changes in assets and liabilities:
      Receivables, net..............................................          131        3,346
      Inventories...................................................       (6,813)      (6,208)
      Accounts payable and accrued expenses.........................       23,953       31,562
      Income taxes payable and receivable...........................       (1,199)      (1,900)
      Other assets and liabilities, net.............................       (1,288)      (2,124)
                                                                      ------------ ------------
         Net cash provided by (used in) operating activities........       (7,573)         372

Cash flows from investing activities:

   Investments in/distributions from joint ventures, net............        4,965           --
   Resort capital expenditures......................................      (16,612)     (26,392)
   Investments in real estate.......................................      (10,421)      (8,058)
                                                                      ------------ ------------
      Net cash used in investing activities.........................      (22,068)     (34,450)

Cash flows from financing activities:

   Proceeds from the exercise of stock options......................        2,796          314
   Proceeds from the cancellation of interest rate swap agreements
    (Note 2)........................................................        1,076           --
   Proceeds from borrowings under long-term debt....................       58,800       51,750
   Payments on long-term debt.......................................      (31,005)     (24,356)
                                                                      ------------ ------------
      Net cash provided by financing activities.....................       31,667       27,708
                                                                      ------------ ------------
Net increase (decrease) in cash and cash equivalents................        2,026       (6,370)

Cash and cash equivalents:
   Beginning of period..............................................       18,668       25,324
                                                                      ------------ ------------
   End of period....................................................  $    20,694  $    18,954
                                                                      ============ ============

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

   In the opinion of the Company, the accompanying consolidated condensed financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 2000, included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

2. Summary of Significant Accounting Policies

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

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million maturing in December 2002. In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain has been deferred at October 31, 2000 and will be recognized over the original life of the Swap Agreements, in accordance with the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7, "Termination of Interest Rate Swaps".

New Accounting Standards--In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and is required to be adopted concurrently with SFAS No. 133. The Company has not engaged in hedging activities and does not believe the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on the Company's financial position or results of operations.

                              VAIL RESORTS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

3. Commitments and Contingencies

   Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes, townhomes, and lodging units. The developers current plans, however, call for approximately 932 dwelling units to be constructed over the next 10 years. As of October 31, 2000, the Company has sold 104 single-family homesites and sixteen parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 35 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $19.5 million at October 31, 2000. The Company has allocated $10.6 million of that amount to the Bachelor Gulch Village homesites which were sold as of October 31, 2000 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of October 31, 2000 and July 31, 2000 was $7.4 million and $6.5 million, respectively.

   At October 31, 2000 the Company had various other letters of credit outstanding in the aggregate amount of $46.2 million.

   The Company purchased a Reduced Skier Day Insurance Policy, a customized insurance product, for the 1999-2000 ski season. Under this policy, the Company receives a fixed payment for each paid skier day below certain targeted levels for the season. During fiscal 2000, the net benefit recognized in the financial statements from the policy was $13.9 million. The proceeds from the insurance policy have not yet been received. The Company is in settlement discussions with the insurance carrier and expects to settle the insurance claim in the second quarter of fiscal 2001.

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

   In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations were not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed as of the date of this Form 10-Q. Under the Clean Water Act, unauthorized discharges of fill can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA - Region VIII, Docket No. CWA-8-2000-01). We completed the restoration work on the wetland impact this summer, pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied.

                              VAIL RESORTS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)


3. Commitments and Contingencies (Continued)

 The Company has executed as lessee non-cancelable operating leases for the rental of office space, employee residential units and office equipment through fiscal 2009. For the three months ended October 31, 2000 and 1999, lease expense of $3.0 million and $3.2 million, respectively, related to these agreements was recorded and is included in the accompanying consolidated statements of operations.

    Future minimum lease payments under these leases as of October 31, 2000 are as follows (in thousands):

    Due during fiscal years ending July 31:

    2001............................................................  $   4,386
    2002............................................................      2,920
    2003............................................................      2,074
    2004............................................................      1,977
    2005............................................................        944
    Thereafter......................................................      3,600
                                                                      ---------
       Total........................................................  $  15,901
                                                                      =========

4. Net Earnings Per Common Share

   Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised resulting in the issuance of common shares that would then share in the earnings of the Company.

                                                             Three Months Ended
                                                                 October 31,
                                               -----------------------------------------------
                                                        2000                    1999
                                               ---------------------- ------------------------
                                                  (In thousands, except per share amounts)
                                                 Basic      Diluted      Basic       Diluted
                                               ----------- ---------- ------------ -----------
Net loss per common share:
   Net loss................................... $ (21,181)  $ (21,181) $   (22,444) $  (22,444)

   Weighted average shares outstanding........    34,762      34,762       34,647      34,647
   Effect of dilutive stock options...........        --         172           --         206
                                               ---------   ---------  -----------  ----------
   Total shares...............................    34,762      34,934       34,647      34,853
                                               ---------   ---------  -----------  ----------
   Net loss per common share.................. $   (0.61)  $   (0.61) $     (0.65) $    (0.64)
                                               =========   =========  ===========  ==========

5.  Long-Term Debt

    Long-term debt as of October 31, 2000 and July 31, 2000 is summarized as follows (in thousands):

                                                      October 31,    July 31,
                                       Maturity(e)       2000          2000
                                       ----------------------------------------

    Industrial Development Bonds(a)....  2003-2020    $   63,200    $    63,200
    Credit Facilities (b)..............  2003            154,050        126,000
    Senior Subordinated Notes (c)......  2009            200,000        200,000
    Other(d)...........................  2001-2029         4,780          5,035
                                                      ----------    -----------
                                                         422,030        394,235
    Less: Maturities due within 12
    months.............................                    1,833          2,037
                                                      ----------    -----------
                                                      $  420,197    $   392,198
                                                      ==========    ===========

                              VAIL RESORTS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

5. Long-Term Debt (Continued)

   (a) The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado that mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in fiscal 2007 and 7.875% for bonds maturing in fiscal 2009. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3.0 million and bear interest at 7.125% for bonds maturing in fiscal 2003 and 7.375% for bonds maturing in fiscal 2011. Collectively, the bonds are referred to herein as the "Industrial Development Bonds".

   (b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (6.62% at October 31, 2000) plus a margin ranging from 0.75% to 2.25% or
        (ii) the agent's prime lending rate, (9.50% at October 31, 2000) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility. The Credit Facility matures on December 19, 2002.

        SSI Venture LLC's credit facility ("SSV Facility") provides debt financing up to an aggregate principal amount of $25 million. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. The principal amount outstanding on the Tranche B term loan was $8.25 million at October 31, 2000. Future minimum amortization under the Tranche B Term Loan Facility is $0.75 million, $1.0 million, $1.0 million and $5.5 million during fiscal years 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSI Venture LLC also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

   (c) The Company has outstanding $200 million of Senior Subordinated Notes (the "Notes"). The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The proceeds of the offering were used to reduce the Company's outstanding debt under the Credit Facility.

   (d) Other obligations bear interest at rates ranging from 5.45% to 8.0% and have maturities ranging from 2001 to 2029.

   (e)  Maturities are based on the Company's July 31 fiscal year end.

   Aggregate maturities for debt outstanding are as follows (in thousands):

                                                                      As of
                                                                   October 31,
    Due during fiscal years ending July 31.                            2000
                                                                   ------------
    2001........................................................   $     1,630
    2002........................................................         1,682
    2003........................................................       148,355
    2004........................................................         5,558
    2005........................................................            61
    Thereafter..................................................       264,744
                                                                   -----------
       Total Debt...............................................   $   422,030
                                                                   ===========

                              VAIL RESORTS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)


6. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

   The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 5), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSI Venture LLC ("SSV"), Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). SSV is a 51.9%- owned joint venture which owns and operates certain retail and rental operations. Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. are a 100%-owned corporations which own certain real estate held for sale.

   Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 31, 2000 and July 31, 2000 and for the three months ended October 31, 2000 and 1999.

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

                              VAIL RESORTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL SUBSIDIARIES--(CONTINUED)
                                  (UNAUDITED)

6.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)


              Supplemental Condensed Consolidating Balance Sheet
                                (in thousands)

                                             Parent    Guarantor     Non-Guarantor
                                            Company   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                           ---------  ------------  --------------  ------------    ------------
                                                                   October 31, 2000
                                           ---------------------------------------------------------------------
Current assets:
   Cash and cash equivalents.............  $      --   $    19,912     $     782    $         --     $    20,694
   Receivables, net......................        200        38,799           297              --          39,296
   Inventories...........................         --         7,600        23,305              --          30,905
   Deferred income taxes.................      1,134         9,230            --              --          10,364
   Other current assets..................         --         7,694         1,058              --           8,752
                                           ---------   -----------     ---------    ------------     -----------
     Total current assets................      1,334        83,235        25,442              --         110,011
Property, plant and equipment, net.......         --       645,721        11,578              --         657,299
Real estate held for sale and investment.         --       146,730         5,634              --         152,364
Deferred charges and other assets........      6,281        23,837           255              --          30,373
Intangible assets, net...................         --       180,401        13,294              --         193,695
Investments in subsidiaries and advances
   to (from) subsidiaries................    677,550       (18,729)       (5,885)       (652,936)             --
                                           ---------   -----------     ---------    ------------     -----------
     Total assets........................  $ 685,165   $ 1,061,195     $  50,318    $   (652,936)    $ 1,143,742
                                           =========   ===========     =========    ============     ===========

Current liabilities:
   Accounts payable and accrued expenses.  $   9,032   $   101,756     $  19,743    $         --     $   130,531
   Income taxes payable..................         --         1,446            --              --           1,446
   Long-term debt due within one year....         --           833         1,000              --           1,833
                                           ---------   -----------     ---------    ------------     -----------
     Total current liabilities...........      9,032       104,035        20,743              --         133,810
Long-term debt...........................    200,000       202,147        18,050              --         420,197
Other long-term liabilities..............        728        30,705            --              --          31,433
Deferred income taxes....................         --        77,514            --              --          77,514
Minority interest in net assets of
   consolidated joint ventures...........         --           100         5,283              --           5,383
Total stockholders' equity...............    475,405       646,694         6,242        (652,936)        475,405
                                           ---------   -----------     ---------    ------------     -----------
     Total liabilities and stockholders'
   equity................................  $ 685,165   $ 1,061,195     $  50,318    $   (652,936)    $ 1,143,742
                                           =========   ===========     =========    ============     ===========

                                                                       July 31, 2000
                                           ---------------------------------------------------------------------
Current assets:
   Cash and cash equivalents.............  $      --   $    18,346     $     322    $         --     $    18,668
   Receivables, net......................        200        38,591           636              --          39,427
   Inventories...........................         --         8,720        15,372              --          24,092
   Deferred income taxes.................      1,134         9,230            --              --          10,364
   Other current assets..................         --         7,122           681              --           7,803
                                           ---------   -----------     ---------    ------------     -----------
     Total current assets................      1,334        82,009        17,011              --         100,354
Property, plant and equipment, net.......         --       643,680        11,492              --         655,172
Real estate held for sale and investment.         --       141,538         5,634              --         147,172
Deferred charges and other assets........      6,452        23,708           100              --          30,260
Intangible assets, net...................         --       182,492        12,368              --         194,860
Investments in subsidiaries and advances
   to (from) subsidiaries................    691,670        (9,324)       (6,004)       (676,342)             --
                                           ---------   -----------     ---------    ------------     -----------
     Total assets........................  $ 699,456   $ 1,064,103     $  40,601    $   (676,342)    $ 1,127,818
                                           =========   ===========     =========    ============     ===========

Current liabilities:
   Accounts payable and accrued expenses.  $   4,699   $    89,962     $  10,841    $         --     $   105,502
   Income taxes payable..................         --         2,645            --              --           2,645
   Long-term debt due within one year....         --         1,037         1,000              --           2,037
                                           ---------   -----------     ---------    ------------     -----------
     Total current liabilities...........      4,699        93,644        11,841              --         110,184
Long-term debt...........................    200,000       179,198        13,000              --         392,198
Other long-term liabilities..............      1,002        30,708            --              --          31,710
Deferred income taxes....................         --        92,577            --              --          92,577
Minority interest in net assets of
   consolidated joint ventures...........         --           100         7,294              --           7,394
Total stockholders' equity...............    493,755       667,876         8,466        (676,342)        493,755
                                           ---------   -----------     ---------    ------------     -----------
     Total liabilities and stockholders'
   equity................................  $ 699,456   $ 1,064,103     $  40,601    $   (676,342)    $ 1,127,818
                                           =========   ===========     =========    ============     ===========

                              VAIL RESORTS, INC,
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL SUBSIDIARIES--(CONTINUED)
                                  (UNAUDITED)

6.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Operations
                                (in thousands)

                                            Parent     Guarantor    Non-Guarantor
                                            Company   Subsidiaries   Subsidiaries   Consolidated    Eliminations
                                           ---------  ------------  --------------  ------------    ------------
                                                        For the Three Months ended october 31, 2000
                                           ---------------------------------------------------------------------
Total revenues............................  $      --  $  57,199     $   13,405       $    (177)     $    70,427
Total operating expenses..................        372     82,918         16,792            (177)          99,905
                                            ---------  ---------     ----------       ---------      -----------
   Loss from operations...................       (372)   (25,719)        (3,387)             --          (29,478)
Other expense.............................     (4,545)    (3,666)          (288)             --           (8,499)
Minority interest in net loss of
   consolidated joint ventures............         --         --          1,770              --            1,770
                                            ---------  ---------     ----------       ---------      -----------
   Loss before income taxes...............     (4,917)   (29,385)        (1,905)             --          (36,207)
   Credit for income taxes................      2,041     12,985             --              --           15,026
                                            ---------  ---------     ----------       ---------      -----------
Net loss before equity in loss of
   consolidated subsidiaries..............     (2,876)   (16,400)        (1,905)             --          (21,181)
Equity in loss of consolidated
   subsidiaries...........................    (18,305)    (1,905)            --          20,210               --
                                            ---------  ---------     ----------       ---------      -----------
Net loss..................................  $ (21,181) $ (18,305)    $   (1,905)      $  20,210      $   (21,181)
                                            =========  =========     ==========       =========      ===========


                                                        For the Three Months Ended October 31, 1999
                                            --------------------------------------------------------------------
Total revenues............................  $      --  $  54,108     $   11,860       $    (139)     $    65,829
Total operating expenses..................        706     82,921         14,573            (139)          98,061
                                            ---------  ---------     ----------       ---------      -----------
   Loss from operations...................       (706)   (28,813)        (2,713)             --          (32,232)
Other expense.............................     (4,326)    (3,972)          (289)             --           (8,587)
Minority interest in net loss of
   consolidated joint ventures............         --         --          1,444              --            1,444
                                            ---------  ---------     ----------       ---------      -----------
   Loss before income taxes...............     (5,032)   (32,785)        (1,558)             --          (39,375)
   Credit for income taxes................      2,164     14,767             --              --           16,931
                                            ---------  ---------     ----------       ---------      -----------
Net loss before equity in loss of
   consolidated subsidiaries..............     (2,868)   (18,018)        (1,558)             --          (22,444)
Equity in loss of consolidated
   subsidiaries...........................    (19,576)    (1,558)            --          21,134               --
                                            ---------  ---------     ----------       ---------      -----------
Net loss..................................  $ (22,444) $ (19,576)    $   (1,558)      $  21,134      $   (22,444)
                                            =========  =========     ==========       =========      ===========

                              VAIL RESORTS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

6.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Cash Flows
                                (in thousands)



                                                                                                            Non-
                                                                        Parent         Guarantor         Guarantor
                                                                        Company      Subsidiaries      Subsidiaries     Consolidated
                                                                        -------      ------------      ------------     ------------
                                                                                For the Three Months Ended October 31, 2000
                                                                      --------------------------------------------------------------
Cash flows provided by (used in) operating activities...........      $  (33,398)      $  29,500       $   (3,675)      $    (7,573)

Cash flows from investing activities:
   Resort capital expenditures..................................              --          (15,379)         (1,233)          (16,612)
   Investments in real estate...................................              --          (10,421)             --           (10,421)
   Investments in/distributions from joint ventures, net........              --            4,965              --             4,965
                                                                      ----------       ----------      ----------       -----------
     Net cash used in investing activities......................              --          (20,835)         (1,233)          (22,068)

Cash flows from financing activities:
   Proceeds from borrowings under long-term debt................              --           53,500           5,300            58,800
   Payments on long-term debt...................................              --          (30,755)           (250)          (31,005)
   Other financing activities...................................           2,796            1,076              --             3,872
   Advances (to) from affiliates................................          30,602          (30,920)            318                --
                                                                      ----------       ----------      ----------       -----------
     Net cash provided by (used in) financing activities........          33,398           (7,099)          5,368            31,667
                                                                      ----------       ----------      ----------       -----------
Net increase in cash and cash equivalents.......................              --            1,566             460             2,026

Cash and cash equivalents:
   Beginning of period..........................................              --           18,346             322            18,668
                                                                      ----------       ----------      ----------       -----------
   End of period................................................      $       --       $   19,912      $      782       $    20,694
                                                                      ==========       ==========      ==========       ===========

                                                                                For the Three Months Ended October 31, 1999
                                                                      --------------------------------------------------------------

Cash flows provided by (used in) operating
   activities...................................................      $   (1,311)      $    1,458      $      225       $       372

Cash flows from investing activities:
   Resort capital expenditures..................................              --          (25,254)         (1,138)          (26,392)
   Investments in real estate...................................              --           (8,058)             --            (8,058)
                                                                      ----------       ----------      ----------       -----------
     Net cash used in investing activities......................              --          (33,312)         (1,138)          (34,450)

Cash flows from financing activities:
   Proceeds from the exercise of stock options..................             314               --              --               314
   Proceeds from borrowings under long-term debt................              --           49,772           1,978            51,750
   Payments on long-term debt...................................              --          (24,356)             --           (24,356)
   Advances (to) from affiliates................................             997             (485)           (512)               --
                                                                      ----------       ----------      ----------       -----------
      Net cash provided by financing activities.................           1,311           24,931           1,466            27,708
                                                                      ----------       ----------      ----------       -----------
Net increase (decrease) in cash and cash equivalents............              --           (6,923)            553            (6,370)

Cash and cash equivalents:
   Beginning of period..........................................              --           25,096             228            25,324
                                                                      ----------       ----------      ----------       -----------
   End of period................................................      $       --       $   18,173      $      781       $    18,954
                                                                      ==========       ==========      ==========       ===========

                              VAIL RESORTS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)


7.   Related Party Transactions

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

8.   Acquisitions

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

     The following unaudited pro forma revenue for the three months ended October 31, 1998 assumes the acquisition of GTLC occurred on August 1, 1998. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. The unaudited revenue for the three months ended October 31, 2000 and 1999 is provided for comparative purposes. Pro forma net income and EPS are not presented, as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

                                                      Pro Forma
                         Three Months  Three Months  Three Months
                             Ended         Ended        Ended
                          October 31,   October 31,   October 31,
                             2000          1999          1998
                         ------------  ------------  ------------
                                       (unaudited)

          Total revenue  $     61,451  $     56,859  $     49,151
                         ============  ============  ============


     In October 2000, the Company invested in a newly formed Irish corporation whose purpose is to develop a resort-based reservations system which will enable the shopping, booking and distribution of packaged vacations. In return for an initial investment of $5 million, the Company received a 49% interest in the joint venture. The Company paid $0.8 million at closing and the remainder of the initial investment is due in quarterly installments over the following twelve-month period. The Company will be granted a free license to use the system and will be charged at favorable rates for ongoing maintenance and on-site support. In addition, the Company is obligated to provide certain levels of marketing assistance. The Company will also earn a commission for all customers referred. The Company anticipates that such system will be completed and ready for the Company's use in time for the 2002-03 ski season.

                              VAIL RESORTS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)


8.   Acquisitions (Continued)

     Also in October 2000, the Company entered into a joint venture agreement with a venture led by an affiliate of Continental Gencom for the construction of The Ritz-Carlton(R), Bachelor Gulch (the "Hotel"). The Hotel, scheduled to open in late 2002, is being developed by The Athens Group, of Phoenix, Arizona, and will include a 238-room hotel, a 20,000-square-foot spa and fitness center, ski rental, lesson and retail space, restaurants plus meeting space. In addition, 23 privately owned luxury penthouse residences are also being built above the hotel. All twenty-three of these penthouses are currently under contract. The Company will receive a 49% interest in the joint venture in return for a cash investment of $3.8 million, land contribution with a $3.4 million book value, and an interest-bearing loan to the joint venture of up to $4.5 million. Construction of the entire hotel project is expected to cost approximately $162 million. In order to cover construction costs, the joint venture is obtaining $97 million in debt financing from a syndicate of banks. The remainder is being funded by a combination of equity and debt contributed by the partners, mezzanine financing, and the sale of condominiums. Under the terms of the joint venture, the Company will provide golf, spa and club privileges for a fee of $3.7 million. The Company will receive $1.5 million up front, $1.5 million when the golf course opens, and $0.7 million as penthouse residences close. Separately, the Company will contract with the hotel joint venture to acquire the 20,000-square-foot spa, plus 8,000 square feet of skier services area, at the developer's cost of approximately $13 million. The majority of this expense is expected to be recouped through membership sales in the Bachelor Gulch Club.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2000 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of October 31, 2000 and 1999 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

Three Months Ended October 31, 2000 versus Three Months Ended October 31, 1999

                                               Three Months Ended
                                                  October 31,                      Percentage
                                               2000         1999       Increase     Increase
                                            ------------  ---------   ------------ ------------
                                                               (unaudited)
                                                          (dollars in thousands)
Resort Revenue............................  $   61,451    $  56,859      $ 4,592        8.1
Resort Operating Expense..................      79,953       77,298        2,655        3.4

    Resort Revenue. Resort revenue for the three months ended October 31, 2000 and 1999 is presented by category as follows:

                                                    Three Months Ended                  Percentage
                                                       October 31,          Increase     Increase
                                                    2000         1999      (Decrease)   (Decrease)
                                                 ---------    ----------   -----------  ---------
                                                                    (unaudited)
                                                 (dollars and skier days in thousands, except ETP)
 Lift Ticket..............................       $     186    $      465   $      (279)     (60.0)
 Ski School...............................              11            36           (25)     (69.4)
 Dining...................................          12,403        11,789           614        5.2
 Retail/Rental............................          15,918        14,964           954        6.4
 Hospitality..............................          15,956        15,468           488        3.2
 Other....................................          16,977        14,137         2,840       20.1
                                                 ---------    ----------   -----------  ---------

 Total Resort Revenue.....................       $  61,451    $   56,859   $     4,592        8.1
                                                 =========    ==========   ===========  =========

 Total Skier Days.........................               8            19           (11)     (57.9)
                                                 =========    ==========   ===========  =========

 ETP......................................       $   23.25    $    24.47   $     (1.22)      (5.0)
                                                 =========    ==========   ===========  =========

     Lift ticket revenue decreased due to a 57.9% decrease in total skier days along with a 5.0% decrease in ETP (effective ticket price ("ETP") is defined as total lift ticket revenue divided by total skier days). The decrease in skier days is due to scheduled later opening dates at both Breckenridge and Keystone Mountains for the 2000-01 ski season as compared to the 1999-2000 season. The decrease in ETP is due to a shift in the type of lift tickets used in the first quarter to a higher proportion of discount season pass usage as opposed to lead rate tickets and other higher-ETP daily lift ticket products. This shift is primarily due to the introduction of the Colorado Pass, a new discount season pass product, which generated a significant increase in the number of season passes sold for the 2000-01 ski season.

     The decrease in Ski School revenue is consistent with the decrease in skier days.

     Dining revenue increased primarily due to the operations of its restaurant joint venture, Larkspur Restaurant and Bar LLC, which opened in the second quarter of fiscal 2000. In addition, revenue related to banquet services were up as a result of increased conference business.

     Retail/Rental revenue increased due primarily to an increase at the Company's retail/rental outlets operated by SSV, a 51.9%-owned fully consolidated retail/rental joint venture. During the first quarter, SSV acquired a large Colorado bicycle retailer. In addition, Colorado Pass sales and good early-season snowfall have contributed to the increase in SSV's revenues, as both events generated increased in-store traffic.

     Hospitality revenue increased as a result of increased conference bookings, an increase in the number of managed properties, and aggressive marketing strategies during the late summer and fall seasons.

     The increase in Other revenue is primarily attributable to the River Course at Keystone, which opened for operations this past summer, the operations of VailNet and InterNetWorks, the technology companies purchased by the Company November 1, 1999, and increased private club operations.

     Resort Operating Expense. Resort operating expense for the three months ended October 31, 2000 was $80.0 million, an increase of $2.7 million, or 3.4%, compared to the three months ended October 31, 1999. Operating expense did not grow at a rate similar to the growth in revenue due primarily to the later opening dates at Keystone and Breckenridge, decreased snowmaking as a result of increased snowfall, and close management of operating costs.

     Real Estate Revenue. Revenue from real estate operations for each of the three months ended October 31, 2000 and 1999 was $9.0 million. Revenue for the three months ended October 31, 2000 consists primarily of the sale of one Bachelor Gulch development site, two residential condominiums in Breckenridge and the profit share from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the three months ended October 31, 2000 included the sale of 63 village condominium units at the River Run development and three single-family homesites surrounding the River Run golf course. Revenue for the three months ended October 31, 1999 consisted primarily of the sale of two Bachelor Gulch development sites, one Arrowhead development site, and our investment in the Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the quarter ended October 31, 1999 included the sale of 29 Village condominiums at the River Run development.

     Real Estate Operating Expense. Real estate operating expense for the three months ended October 31, 2000 was $4.3 million, a decrease of $1.6 million, or 26.5%, compared to the three months ended October 31, 1999. The decrease is due to fewer inventory sales in fiscal 2001 coupled with an increase in profit contribution from Keystone/Intrawest LLC compared to fiscal 2000. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2001 and fiscal 2000. Profits generated by Keystone/Intrawest LLC are recorded using the equity method; therefore there are no operating expenses associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million, or 5.0% for the three months ended October 31, 2000 as compared to the three months ended October 31, 1999. The increase was primarily attributable to an increased fixed asset base due to fiscal 2000 capital improvements.

     Interest expense. The Company recorded interest expense of $8.9 million during each of the three months ended October 31, 2000 and 1999, relating primarily to the Senior Subordinated Notes, the Credit Facility, the SSV Facility and the Industrial Development Bonds.

Liquidity and Capital Resources

     The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

     The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the three months ended October 31, 2000 the Company made payments of $16.6 million for resort capital expenditures and $10.4 million for investments in real estate. The primary projects included in resort capital expenditures were a) the expansion of Pete's Bowl in Blue Sky Basin at Vail, including a new high-speed four-passenger chairlift, b) implementation of an enterprise resource planning system, c) a new laundry facility at Keystone,
d) expansion of the grooming fleet, and e) upgrades and remodeling at the Village at Breckenridge and Lodge at Vail. The primary projects included in investments in real estate were a) continued development of the Red Sky Ranch golf community, b) planning and construction of The Ritz-Carlton, Bachelor Gulch, and c) planning and development of projects in and around each of the Company's resorts.

     The Company estimates that it will make resort capital expenditures totaling between $40 and $50 million during the remainder of fiscal 2001. The primary projects are anticipated to include (i) snowboarding halfpipe and terrain park improvements at Keystone, (ii) expansion of Vail's snowmaking capabilities, (iii) new activities at and renovations to Adventure Ridge at Vail, (iv) expansion of the grooming fleet at Vail, Beaver Creek and Breckenridge, (v) base area amenity and parking improvements at Beaver Creek,
(vi) upgrades to office and front line information systems, and (vii) significant renovations of the Lodge at Vail. Investments in real estate during the remainder of fiscal 2001 are expected to total approximately $35 to $45 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, a golf community that will include two 18-hole golf courses, (iii) construction of The Ritz-Carlton, Bachelor Gulch, and (iv) investments in developable land at strategic locations at all four ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

     In October 2000, the Company invested $0.8 million in a new technology joint venture in exchange for a 49% share. In addition, the Company received distributions from various joint ventures totaling $5.8 million.

     During the three months ended October 31, 2000, the Company received $31.7 million in cash in its financing activities consisting of $27.8 million in net long-term debt borrowings, $2.8 million in proceeds from the exercise of stock options and $1.1 million from the cancellation of swap agreements. During the three months ended October 31, 2000, 279,460 employee stock options were exercised at exercise prices ranging from $10.00 to $10.75. Additionally, 1,834 shares of restricted stock were issued to management.

     Based on current anticipated levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

Other

     The Company purchased a Reduced Skier Day Insurance Policy, a customized insurance product, for the 1999-2000 ski season. Under this policy, the Company receives a fixed payment for each paid skier day below certain targeted levels for the season. During fiscal 2000, the net benefit recognized in the financial statements from the policy was $13.9 million. The Company opted not to purchase a similar insurance product for the 2000-01 ski season.

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

     Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2000, the Company had $154.1 million of variable rate indebtedness, representing 37% of the Company's total debt outstanding, at an average interest rate during the quarter of 7.5% (see Note 5 of the Notes to Consolidated Financial Statements). Based on the average floating rate borrowings outstanding during the quarter, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by $0.1 million.

PART II                             OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item .   Changes in Securities and Use of Proceeds.

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

                                                                                   Sequentially
        Exhibit                                                                     Numbered
         Number                          Description                                  Page
        -------                          -----------                                  ----
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

                                                                                        Sequentially
        Exhibit                                                                           Numbered
         Number                          Description                                        Page
        -------                          -----------                                        ----
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

                                                                                        Sequentially
        Exhibit                                                                           Numbered
         Number                          Description                                        Page
        -------                          -----------                                        ----
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

                                                                                       Sequentially
        Exhibit                                                                           Numbered
         Number                          Description                                         Page
        -------                          -----------                                         ----
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

         10.23      Vail Resorts Deferred Compensation Plan effective as of October
                    1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the year ended
                    July 31, 2000.)

         21         Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to
                    Exhibit 27 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2000.)

         27         Financial Data Schedules

    (b)   Reports on Form 8-K

          None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 14, 2000.


                                               VAIL RESORTS, INC.

Date:  December 14, 2000                       By /s/ JAMES P. DONOHUE
                                                  ---------------------------
                                                      James P. Donohue
                                                   Senior Vice President and
                                                    Chief Financial Officer