Form 10-Q
period 2001-01-31
VAIL RESORTS INC
filed 2001-03-16
CIK 812011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
          FORM 10-Q. --QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended January 31, 2001
                                               -------------------------------

[_] Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from                     to
                                             ----------------------  ---------
Commission File Number:     1-9614
                          ----------------------------------------------------

                              Vail Resorts, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                            51-0291762
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

    Post Office Box 7
     Vail, Colorado                                             81658
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

                                                                [X] Yes   [_] No


  As of March 12, 2001, 7,439,834 shares of Class A Common Stock and 27,493,797 shares of Common Stock were issued and outstanding.

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

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets as of January 31, 2001, July 31, 2000 and January 31,
               2000.............................................................................................  F-2
          Consolidated Condensed Statements of Operations for the Three Months Ended January 31,
               2001 and 2000....................................................................................  F-3
          Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2001
               and 2000.........................................................................................  F-4
          Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31,
               2001 and 2000....................................................................................  F-5
          Notes to Consolidated Condensed Financial Statements..................................................  F-6

                              Vail Resorts, Inc.
                    Consolidated Condensed Balance Sheets
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                       January 31,          July 31,          January 31,
                                                                          2001                2000               2000
                                                                       -----------         -----------        -----------
Assets

Current assets:
 Cash and cash equivalents........................................     $    25,644         $    18,668        $    22,615
 Receivables, net.................................................          43,163              39,427             42,648
 Income taxes receivable..........................................              --                  --                268
 Inventories......................................................          27,580              24,092             26,257
 Deferred income taxes............................................          10,364              10,364             10,404
 Other current assets.............................................           6,878               7,803              7,850
                                                                       -----------         -----------        -----------
     Total current assets.........................................         113,629             100,354            110,042
Property, plant and equipment, net................................         681,590             655,172            630,744
Real estate held for sale and investment..........................         143,610             147,172            161,835
Deferred charges and other assets.................................          43,234              30,260             32,515
Intangible assets, net............................................         191,366             194,860            199,014
                                                                       -----------         -----------        -----------
     Total assets.................................................     $ 1,173,429         $ 1,127,818        $ 1,134,150
                                                                       ===========         ===========        ===========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued expenses............................     $   159,027         $   105,502        $   151,406
 Income taxes payable.............................................             616               2,645                 --
 Long-term debt due within one year (Note 5)......................           2,044               2,037              1,458
                                                                       -----------         -----------        -----------
     Total current liabilities....................................         161,687             110,184            152,864
Long-term debt (Note 5)...........................................         380,513             392,198            399,587
Other long-term liabilities.......................................          33,403              31,710             30,600
Deferred income taxes.............................................          88,924              92,577             75,993
Commitments and contingencies (Note 3)............................              --                  --                 --
Minority interest in net assets of consolidated investees.........          17,002               7,394              7,550
Stockholders' equity:
 Common stock--
     Class A common stock, $0.01 par value, 20,000,000 shares
      authorized, 7,439,834 shares issued and outstanding.........              74                  74                 74
     Common stock, $0.01 par value, 40,000,000 shares authorized,
      27,489,630, 27,182,123 and 27,177,698 shares issued and
      outstanding at January 31, 2001,  July 31, 2000 and January
      31, 2000, respectively......................................             275                 272                272
 Additional paid-in capital.......................................         407,750             404,564            405,200
 Retained earnings................................................          83,801              88,845             62,010
                                                                       -----------         -----------        -----------
     Total stockholders' equity...................................         491,900             493,755            467,556
                                                                       -----------         -----------        -----------
     Total liabilities and stockholders' equity...................     $ 1,173,429         $ 1,127,818        $ 1,134,150
                                                                       ===========         ===========        ===========

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                                  January 31,
                                                                                            2001                2000
                                                                                         -----------        -----------
Net revenues:
   Resort.........................................................................       $   179,586        $   161,128
   Real estate....................................................................             9,811              1,749
                                                                                         -----------        -----------
       Total net revenues.........................................................           189,397            162,877
Operating expenses:
   Resort.........................................................................           127,569            113,031
   Real estate....................................................................             6,732              3,745
   Depreciation and amortization..................................................            16,183             15,023
                                                                                         -----------        -----------
       Total operating expenses...................................................           150,484            131,799
                                                                                         -----------        -----------
Income from operations............................................................            38,913             31,078
Other income (expense):
   Investment income..............................................................               613                343
   Interest expense...............................................................            (9,219)           (10,016)
   Gain (loss) on disposal of fixed assets........................................                96                (32)
   Other expense..................................................................                (9)               (73)
   Minority interest in consolidated investees....................................            (2,809)            (2,095)
                                                                                         -----------        -----------
Income before income taxes........................................................            27,585             19,205
Provision for income taxes........................................................           (11,448)            (8,258)
                                                                                         -----------        -----------
Net income........................................................................       $    16,137        $    10,947
                                                                                         ===========        ===========

Net income per common share (Note 4):
   Basic..........................................................................       $      0.46        $      0.32
                                                                                         ===========        ===========
   Diluted........................................................................       $      0.46        $      0.31
                                                                                         ===========        ===========

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                               Six Months Ended
                                                                                                  January 31,
                                                                                            2001                2000
                                                                                         -----------        -----------
Net revenues:
   Resort.........................................................................       $   241,037        $   217,987
   Real estate....................................................................            18,787             10,719
                                                                                         -----------        -----------
       Total net revenues.........................................................           259,824            228,706
Operating expenses:
   Resort.........................................................................           207,522            190,329
   Real estate....................................................................            11,041              9,608
   Depreciation and amortization..................................................            31,826             29,923
                                                                                         -----------        -----------
       Total operating expenses...................................................           250,389            229,860
                                                                                         -----------        -----------
Income (loss) from operations.....................................................             9,435             (1,154)
Other income (expense):
   Investment income..............................................................             1,286                698
   Interest expense...............................................................           (18,120)           (18,899)
   Loss on disposal of fixed assets...............................................              (166)               (74)
   Other expense..................................................................               (18)               (90)
   Minority interest in consolidated investees....................................            (1,039)              (651)
                                                                                         -----------        -----------
Loss before income taxes..........................................................            (8,622)           (20,170)
Benefit for income taxes..........................................................             3,578              8,673
                                                                                         -----------        -----------
Net loss..........................................................................       $    (5,044)       $   (11,497)
                                                                                         ===========        ===========

Net loss per common share (Note 4):
   Basic..........................................................................       $     (0.14)       $     (0.33)
                                                                                         ===========        ===========
   Diluted........................................................................       $     (0.14)       $     (0.33)
                                                                                         ===========        ===========

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                               January 31,
                                                                                           2001               2000
                                                                                  ----------------    ---------------
Cash flows from operating activities:
 Net loss.........................................................................       $  (5,044)         $ (11,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization..................................................          31,826             29,923
   Non-cash cost of real estate sales.............................................           5,331              3,166
   Non-cash compensation related to stock grants..................................             210                 81
   Non-cash equity income.........................................................          (2,027)            (3,143)
   Deferred financing costs amortized.............................................             879                867
   Loss on disposal of fixed assets...............................................             166                 74
   Deferred income taxes, net.....................................................          (3,653)            (8,673)
   Minority interest in consolidated investees....................................           1,039                651
 Changes in assets and liabilities:
   Receivables, net...............................................................          (3,736)           (12,998)
   Inventories....................................................................          (3,488)            (3,452)
   Accounts payable and accrued expenses..........................................          52,449             61,961
   Income taxes payable...........................................................          (2,029)            (1,901)
   Other assets and liabilities, net..............................................          (4,895)            (5,944)
                                                                                       -----------        -----------
      Net cash provided by operating activities...................................          67,028             49,115

Cash flows from investing activities:
 Investments in/distributions from equity-method investees, net...................           5,205                 --
 Cash received from sale of fixed assets..........................................             539                252
 Resort capital expenditures......................................................         (23,832)           (41,406)
 Investments in real estate.......................................................         (27,154)           (13,450)
                                                                                       -----------        -----------
   Net cash used in investing activities..........................................         (45,242)           (54,604)

Cash flows from financing activities:
 Proceeds from the exercise of stock options......................................           3,192                314
 Cash financing provided to equity-method investees...............................          (7,400)                --
 Proceeds from the cancellation of interest rate swap agreements (Note 2).........           1,076                 --
 Deferred financing costs paid....................................................              --               (393)
 Proceeds from borrowings under long-term debt....................................         111,600            105,750
 Payments on long-term debt.......................................................        (123,278)          (102,891)
                                                                                       -----------        -----------
   Net cash provided by (used in) financing activities............................         (14,810)             2,780
                                                                                       -----------        -----------

Net increase (decrease) in cash and cash equivalents..............................           6,976             (2,709)

Cash and cash equivalents:
 Beginning of period..............................................................          18,668             25,324
                                                                                       -----------        -----------
 End of period....................................................................       $  25,644          $  22,615
                                                                                       ===========        ===========

    See accompanying notes to consolidated condensed financial statements.

                              Vail Resorts, Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


1.  Basis of Presentation

    Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments: resorts and real estate. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four of the world's largest skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming, and Snake River Lodge & Spa ("SRL&S") near Jackson, Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Company's resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through mid-May; the Company's operations at GTLC generally run from mid-May through mid-October.

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated condensed financial statements as of July 31, 2000 and the three and six months ended January 31, 2000 to conform to the present period presentation.

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million maturing in December 2002. In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain has been deferred and will be recognized over the original life of the Swap Agreements, in accordance with the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7, "Termination of Interest Rate Swaps". As of January 31, 2001, the Company has recognized $0.1 million of the total gain related to the cancellation of the Swap Agreements.

New Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and is required to be adopted concurrently with SFAS No. 133. The Company has not engaged in hedging activities and therefore the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)


2.  Summary of Significant Accounting Policies (Continued)

    The Company is required to adopt Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", in the fourth quarter of fiscal 2001. SAB 101 provides guidance on the application of existing accounting standards with respect to revenue recognition. The Company's current accounting policies and procedures comply with SAB 101, therefore the Company does not believe the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities--a Replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, yet carries over the majority of the provisions of FASB Statement No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not entered into transactions falling under the scope of SFAS No. 140 and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

3.  Commitments and Contingencies

    Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes, townhomes, and lodging units. The developers' current plans, however, call for approximately 932 dwelling units to be constructed over the next 10 years. As of January 31, 2001, the Company has sold 104 single-family homesites and nineteen parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 35 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $20.5 million at January 31, 2001. The Company has allocated $10.6 million of that amount to the Bachelor Gulch Village homesites which were sold as of January 31, 2001 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of January 31, 2001 and July 31, 2000 was $7.5 million and $6.5 million, respectively.

    At January 31, 2001 the Company had various other letters of credit outstanding in the aggregate amount of $45.9 million.

    The Company purchased a Reduced Skier Day Insurance Policy, a customized insurance product, for the 1999-2000 ski season. The policy provided for the Company to receive a fixed payment for each paid skier day below certain targeted levels for the season. The Company settled its claim under the Reduced Skier Day Insurance Policy in January 2001 for a total of $16.1 million. The entire settlement amount has been collected by the Company.

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

                              Vail Resorts, Inc.
       Notes to Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

3.  Commitments and Contingencies (Continued)

    In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations were not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed as of the date of this Form 10-Q. Under the Clean Water Act, unauthorized discharges of fill material can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA - Region VIII, Docket No. CWA-8-2000-01). We completed the restoration work on the wetland impact during the summer of 2000, pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied.

    The Company has executed as lessee non-cancelable operating leases for the rental of office space, employee residential units and office equipment through fiscal 2009. For the six months ended January 31, 2001 and 2000, lease expense of $7.2 million and $7.1 million, respectively, related to these agreements was recorded and is included in the accompanying consolidated condensed statements of operations.

    Future minimum lease payments under these leases as of January 31, 2001 are as follows (in thousands):

Due during fiscal years ending July 31:
2001......................................................          $ 4,980
2002......................................................            6,382
2003......................................................            4,846
2004......................................................            3,512
2005......................................................            2,002
Thereafter................................................            7,455
                                                                    -------
   Total..................................................          $29,177
                                                                    =======

                              Vail Resorts, Inc.
       Notes To Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)



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

                                                                 Three Months Ended
                                                                     January 31,
                                                       ----------------------------------------
                                                             2001                 2000
                                                       ------------------   -------------------
                                                       (In thousands, except per share amounts)
                                                        Basic     Diluted    Basic     Diluted
                                                       -------    -------   -------    -------
Net income per common share:
   Net income...................................       $16,137    $16,137   $10,947    $10,947

   Weighted average shares outstanding..........        34,980     34,980    34,618     34,618
   Effect of dilutive stock options.............            --        283        --        227
                                                       -------    -------   -------    -------
   Total shares.................................        34,980     35,263    34,618     34,845
                                                       -------    -------   -------    -------
   Net income per common share..................       $  0.46    $  0.46   $  0.32    $  0.31
                                                       =======    =======   =======    =======

                                                                  Six Months Ended
                                                                     January 31,
                                                       ----------------------------------------
                                                             2001                 2000
                                                       ------------------   -------------------
                                                       (In thousands, except per share amounts)
                                                        Basic     Diluted    Basic     Diluted
                                                       -------    -------   -------    -------

Net loss per common share:
   Net loss....................................        $(5,044)   $(5,044)  $(11,497)  $(11,497)
   Weighted average shares outstanding.........         34,838     34,838     34,573     34,573
                                                       -------    -------   --------   --------
   Net loss per common share...................        $ (0.14)   $ (0.14)  $  (0.33)  $  (0.33)
                                                       =======    =======   ========   ========

  The calculation of diluted EPS for the six months ended January 31, 2001 and 2000 does not include the effect of dilutive stock options, as such effect is actually anti-dilutive due to the net loss position of the Company.

5.    Long-Term Debt

      Long-term debt as of January 31, 2001 and July 31, 2000 is summarized as follows (in thousands):

                                                                     January 31,      July 31,
                                                 Maturity(e)            2001           2000
                                                 ---------------------------------------------
Industrial Development Bonds(a)...............      2003-2020        $   63,200     $   63,200
Credit Facilities (b).........................      2003                114,900        126,000
Senior Subordinated Notes (c).................      2009                200,000        200,000
Other(d)......................................      2001-2029             4,457          5,035
                                                                     ----------     ----------
                                                                        382,557        394,235
Less: Maturities due within 12 months.........                            2,044          2,037
                                                                     ----------     ----------
                                                                     $  380,513     $  392,198
                                                                     ==========     ==========

                              Vail Resorts, Inc.
       Notes To Consolidated Condensed Financial Statements-(Continued)
                                  (Unaudited)




5.   Long-Term Debt (Continued)

     (a) The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado that mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest due semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in fiscal 2007 and 7.875% for bonds maturing in fiscal 2009. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3.0 million and bear interest at 7.125% for bonds maturing in fiscal 2003 and 7.375% for bonds maturing in fiscal 2011. Collectively, the bonds are referred to herein as the "Industrial Development Bonds".

     (b) The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (5.57% at January 31, 2001) plus a margin or (ii) the agent's prime lending rate (8.50% at January 31, 2001) plus a margin. The Company also pays a quarterly unused commitment fee. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

          SSI Venture LLC's credit facility ("SSV Facility") provides debt financing up to an aggregate principal amount of $25 million. Vail Associates guarantees the SSV Facility. The SSV Facility consists of
          (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The Tranche A revolving credit facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The principal amount outstanding on the Tranche B term loan was $8.0 million at January 31, 2001. Future minimum amortization under the Tranche B Term Loan Facility is $0.5 million, $1.0 million, $1.0 million and $5.5 million during fiscal years 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSI Venture LLC also pays a quarterly unused commitment fee.

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

     Aggregate maturities for debt outstanding are as follows (in thousands):

                                                                      As of
                                                                   January 31,
Due during fiscal years ending July 31.                                2001
                                                                   ------------
2001.........................................................      $      1,195
2002.........................................................             1,545
2003.........................................................           109,455
2004.........................................................             5,558
2005.........................................................                61
Thereafter...................................................           264,743
                                                                   ------------
   Total Debt................................................      $    382,557
                                                                   ============

                              Vail Resorts, Inc.
       Notes To Consolidated Condensed Financial Statements-(Continued)
                                  (Unaudited)


6.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries

     The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 5) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSI Venture LLC ("SSV"), Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). SSV is a 51.9%- owned joint venture which owns and operates certain retail and rental operations. Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. are 100%-owned corporations which own certain real estate held for sale.

     Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of January 31, 2001 and July 31, 2000 and for the six months ended January 31, 2001 and 2000.

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

                                   Vail Resorts, Inc.
             Notes To Consolidated Condensed Financial Statements-(Continued)
                                       (Unaudited)


6.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)


              Supplemental Condensed Consolidating Balance Sheet
                                (in thousands)

                                                                                            Non-
                                                                  Parent   Guarantor      Guarantor
                                                                  Company  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                                  -----------------------------------------------------------------
                                                                                          January 31, 2001
                                                                  -----------------------------------------------------------------
Current assets:
   Cash and cash equivalents....................................  $           $   25,348    $   296   $         --     $   25,644
   Receivables, net.............................................        200       40,195      2,768             --         43,163
   Inventories..................................................         --        8,308     19,272             --         27,580
   Deferred income taxes........................................      1,134        9,230         --             --         10,364
   Other current assets.........................................         --        5,810      1,068             --          6,878
                                                                  ---------   ----------    -------   ------------     ----------
     Total current assets.......................................      1,334       88,891     23,404             --        113,629
Property, plant and equipment, net..............................         --      666,777     14,813             --        681,590
Real estate held for sale and investment........................         --      137,976      5,634             --        143,610
Deferred charges and other assets...............................      6,098       36,895        241             --         43,234
Intangible assets, net..........................................         --      178,327     13,039             --        191,366
Investments in subsidiaries and advances to (from) subsidiaries.    689,905        2,911     (5,144)      (687,672)            --
                                                                  ---------   ----------    -------   ------------     ----------
     Total assets...............................................  $ 697,337   $1,111,777    $51,987   $   (687,672)    $1,173,429
                                                                  =========   ==========    =======  =============    ===========

Current liabilities:
   Accounts payable and accrued expenses........................   $  4,722   $  133,735    $20,570   $         --     $  159,027
   Income taxes payable.........................................         --          616         --             --            616
   Long-term debt due within one year...........................         --        1,044      1,000             --          2,044
                                                                   --------   ----------    -------   ------------     ----------
     Total current liabilities..................................      4,722      135,395     21,570             --        161,687
Long-term debt..................................................    200,000      167,113     13,400             --        380,513
Other long-term liabilities.....................................        715       32,688         --             --         33,403
Deferred income taxes...........................................         --       88,924         --             --         88,924
Minority interest in net assets of consolidated investees.......         --       24,825     (7,823)                       17,002
Total stockholders' equity......................................    491,900      662,832     24,840       (687,672)       491,900
                                                                   --------   ----------    -------   ------------     ----------
     Total liabilities and stockholders' equity.................   $697,337   $1,111,777    $51,987   $   (687,672)    $1,173,429
                                                                   ========   ==========    =======   ============     ==========
                                                                                          July 31, 2000
                                                                  ---------------------------------------------------------------
Current assets:
   Cash and cash equivalents....................................  $      --   $   18,346    $   322   $         --     $   18,668
   Receivables, net.............................................        200       38,591        636             --         39,427
   Inventories..................................................         --        8,720     15,372             --         24,092
   Deferred income taxes........................................      1,134        9,230         --             --         10,364
   Other current assets.........................................         --        7,122        681             --          7,803
                                                                  ---------   ----------    -------   ------------     ----------
     Total current assets.......................................      1,334       82,009     17,011             --        100,354
Property, plant and equipment, net..............................         --      643,680     11,492             --        655,172
Real estate held for sale and investment........................         --      141,538      5,634             --        147,172
Deferred charges and other assets...............................      6,452       23,708        100             --         30,260
Intangible assets, net..........................................         --      182,492     12,368             --        194,860
Investments in subsidiaries and advances to (from) subsidiaries.    691,670       (9,324)    (6,004)      (676,342)            --
                                                                  ---------   ----------    -------   ------------     ----------
     Total assets...............................................  $ 699,456   $1,064,103    $40,601   $   (676,342)    $1,127,818
                                                                  =========   ==========    =======  =============    ===========
Current liabilities:
   Accounts payable and accrued expenses........................  $   4,699   $   89,962    $10,841   $         --     $  105,502
   Income taxes payable.........................................         --        2,645         --             --          2,645
   Long-term debt due within one year...........................         --        1,037      1,000             --          2,037
                                                                  ---------   ----------    -------   ------------     ----------
     Total current liabilities..................................      4,699       93,644     11,841             --        110,184
Long-term debt..................................................    200,000      179,198     13,000             --        392,198
Other long-term liabilities.....................................      1,002       30,708         --             --         31,710
Deferred income taxes...........................................         --       92,577         --             --         92,577
Minority interest in net assets of consolidated investees.......         --          100      7,294             --          7,394
Total stockholders' equity......................................    493,755      667,876      8,466       (676,342)       493,755
                                                                  ---------   ----------    -------   ------------     ----------
     Total liabilities and stockholders' equity.................  $ 699,456   $1,064,103    $40,601   $   (676,342)    $1,127,818
                                                                  =========   ==========    =======   ============     ==========

                              Vail Resorts, Inc.
       Notes To Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

6.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Operations
                                (in thousands)

                                                                                           Non-
                                                          Parent        Guarantor        Guarantor
                                                         Company       Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                                         -------       ------------     ------------    ------------   ------------

                                                                          For the Six Months Ended January 31, 2001
                                                         --------------------------------------------------------------------------
Total revenues.....................................      $      --        $ 213,013          $ 48,079         $ (1,268)   $ 259,824
Total operating expenses...........................            278          205,989            45,390           (1,268)     250,389
                                                         ---------        ---------          --------         --------    ---------
 Income (loss) from operations.....................           (278)           7,024             2,689               --        9,435
Other expense......................................         (9,103)          (7,279)             (636)              --      (17,018)
Minority interest in net income of consolidated
 investees.........................................             --               --            (1,039)              --       (1,039)
                                                         ---------        ---------          --------         --------    ---------
 Income (loss) before income taxes.................         (9,381)            (255)            1,014               --       (8,622)
 Benefit (provision) for income taxes..............          3,893             (315)               --               --        3,578
                                                         ---------        ---------          --------         --------    ---------
Net income (loss) before equity in income of
 consolidated subsidiaries.........................         (5,488)            (570)            1,014               --       (5,044)
Equity in income of consolidated subsidiaries......            444            1,014                --           (1,458)          --
                                                         ---------        ---------          --------         --------    ---------
Net income (loss)..................................       $ (5,044)       $     444          $  1,014         $ (1,458)   $  (5,044)
                                                         =========        =========          ========         ========    =========

                                                                         For the Six Months Ended January 31, 2000
                                                         --------------------------------------------------------------------------
Total revenues.....................................      $      --        $ 188,502          $ 41,003         $   (799)   $ 228,706
Total operating expenses...........................          1,050          190,622            38,987             (799)     229,860
                                                         ---------        ---------          --------         --------    ---------
 Income (loss) from operations.....................         (1,050)          (2,120)            2,016               --       (1,154)
Other expense......................................         (8,701)          (9,002)             (662)              --      (18,365)
Minority interest in net income of consolidated
 investees.........................................             --               --              (651)              --         (651)
                                                         ---------        ---------          --------         --------    ---------
 Income (loss) before income taxes.................         (9,751)         (11,122)              703               --      (20,170)
 Benefit for income taxes..........................          4,193            4,480                --               --        8,673
                                                         ---------        ---------          --------         --------    ---------
Net income (loss) before equity in income (loss)of
 consolidated subsidiaries.........................         (5,558)          (6,642)              703               --      (11,497)
Equity in income (loss) of consolidated                     (5,939)             703                --            5,236           --
 subsidiaries......................................      ---------        ---------          --------         --------    ---------
Net income (loss)..................................      $ (11,497)       $  (5,939)         $    703         $  5,236    $ (11,497)
                                                         =========        =========          ========         ========    =========

                              Vail Resorts, Inc.
       Notes To Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

6.   Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

         Supplemental Condensed Consolidating Statement of Cash Flows
                                (in thousands)

                                                                                                        Non-
                                                                   Parent           Guarantor        Guarantor
                                                                  Company         Subsidiaries     Subsidiaries    Consolidated
                                                                  -------         ------------     ------------    ------------

                                                                          For the Six Months Ended January 31, 2001
                                                                 --------------------------------------------------------------
Cash flows provided by (used in) operating activities.....       $  (8,608)           $  70,520        $ 5,116        $  67,028

Cash flows from investing activities:
 Resort capital expenditures..............................              --              (18,048)        (5,784)         (23,832)
 Investments in real estate...............................              --              (27,154)            --          (27,154)
 Other investing activities, net..........................              --                5,744             --            5,744
                                                                 ---------            ---------        -------        ---------
   Net cash used in investing activities..................              --              (39,458)        (5,784)         (45,242)

Cash flows from financing activities:
 Other financing activities, net..........................           3,192               (6,324)            --           (3,132)
 Proceeds from borrowings under long-term debt............              --              110,700            900          111,600
 Payments on long-term debt...............................              --             (122,778)          (500)        (123,278)
 Advances (to) from affiliates............................           5,416               (5,658)           242               --
                                                                 ---------            ---------        -------        ---------
   Net cash provided by (used in) financing activities....           8,608              (24,060)           642          (14,810)

                                                                 ---------            ---------        -------        ---------
Net increase (decrease) in cash and cash equivalents......              --                7,002            (26)           6,976

Cash and cash equivalents:
 Beginning of period......................................              --               18,346            322           18,668
                                                                 ---------            ---------        -------        ---------
 End of period............................................       $      --            $  25,348        $   296        $  25,644
                                                                 =========            =========        =======        =========

                                                                             For the Six Months Ended January 31, 2000
                                                                 --------------------------------------------------------------
Cash flows provided by (used in) operating activities.....       $ (22,577)           $  66,266        $ 5,426        $  49,115

Cash flows from investing activities:
 Resort capital expenditures..............................              --              (39,852)        (1,554)         (41,406)
 Investments in real estate...............................              --              (13,450)            --          (13,450)
 Cash received from sale of assets........................              --                  252             --              252
                                                                 --------------------------------------------------------------
   Net cash used in investing activities..................              --              (53,050)        (1,554)         (54,604)

Cash flows from financing activities:
 Other financing activities, net..........................             (73)                  (6)            --              (79)
 Proceeds from borrowings under long-term debt............              --              105,750             --          105,750
 Payments on long-term debt...............................              --             (100,141)        (2,750)        (102,891)
 Advances (to) from affiliates............................          22,650              (22,886)           236               --
                                                                 --------------------------------------------------------------
   Net cash provided by (used in) financing activities....          22,577              (17,283)        (2,514)           2,780

                                                                 --------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents......              --               (4,067)         1,358           (2,709)

Cash and cash equivalents:
 Beginning of period......................................              --               24,946            378           25,324
                                                                 ---------            ---------        -------        ---------
 End of period............................................       $      --            $  20,879        $ 1,736        $  22,615
                                                                 =========            =========        =======        =========

                              Vail Resorts, Inc.
       Notes To Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

7.   Related Party Transactions

     In November 2000, the Company invested in the purchase of a primary residence in the Vail Valley for Martin White, Senior Vice President, Marketing for the Company. The Company contributed $0.6 million towards the purchase price of the residence and thereby obtained an approximate 37.5% undivided ownership interest in such residence. In addition, the Company has agreed to fund certain future improvements to the property, not to exceed 50% of the fair value of the property. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. White's termination of employment from the Company.

     In February 2001, the Company invested in the purchase of a primary residence in Breckenridge, Colorado for Roger McCarthy, Chief Operating Officer for Breckenridge. The Company contributed $0.4 million towards the purchase price of the residence and thereby obtained an approximate 40% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. McCarthy's termination of employment from the Company.

8.   Acquisitions and Business Combinations

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

     The following unaudited pro forma revenue for the six months ended January 31, 1999 assumes the acquisition of GTLC occurred on August 1, 1998. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. The unaudited revenue for the six months ended January 31, 2001 and 2000 is provided for comparative purposes. Pro forma net income and EPS are not presented, as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

                                                  Pro Forma
                  Six Months      Six Months      Six Months
                    Ended           Ended           Ended
                  January 31,     January 31,     January 31,
                     2001            2000            1999
                  -----------     -----------     -----------
                                  (unaudited)
Total revenue     $   259,824     $   228,706     $   222,742
                  ===========     ===========     ===========


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

                              Vail Resorts, Inc.
       Notes To Consolidated Condensed Financial Statements--(Continued)
                                  (Unaudited)

8.   Acquisitions and Business Combinations (Continued)

     Also in October 2000, the Company entered into a joint venture agreement with a venture led by an affiliate of Continental Gencom for the construction of The Ritz-Carlton, Bachelor Gulch (the "Hotel"). The Hotel, scheduled to open in late 2002, is being developed by The Athens Group, of Phoenix, Arizona, and will include a 238-room hotel, a 20,000-square-foot spa and fitness center, ski rental, lesson and retail space, restaurants plus meeting space. In addition, 23 privately owned luxury penthouse residences are being built above the hotel. All 23 of these penthouses are currently under contract. The Company will receive a 49% interest in the joint venture in return for a cash investment of $3.8 million, land contribution with a $3.4 million book value, and an interest-bearing loan to the joint venture of up to $4.5 million. Construction of the entire hotel project is expected to cost approximately $162 million. In order to cover construction costs, the joint venture is obtaining $97 million in debt financing from a syndicate of banks. The remainder is being funded by a combination of equity and debt contributed by the partners, mezzanine financing, and the sale of condominiums. Under the terms of the joint venture, the Company will provide golf, spa and club privileges for a fee of $3.7 million. The Company received $1.5 million in December 2000, and will receive $1.5 million when the golf course opens and $0.7 million as penthouse residences close. Separately, the Company will contract with the hotel joint venture to acquire the 20,000-square-foot spa, plus 8,000 square feet of skier services area, at the developer's cost of approximately $13 million. The majority of this expense is expected to be recouped through membership sales in the Bachelor Gulch Club.

     In December 2000, the Company acquired a 51% interest in the Renaissance Resort and Spa near Jackson, Wyoming. The Company's initial equity investment was $9.0 million, and the Company also provided a $5.0 million loan at market rates to the new entity. The Company concurrently entered into a contract to manage the ongoing operations of the hotel and related facilities, and also has an option to purchase the 49% minority interest in five years. Renaissance Resort and Spa was renamed Snake River Lodge & Spa, and consists of a recently refurbished 101-room hotel which includes three restaurants and lounges, meeting and conference space, and a new 8,000 square foot indoor-outdoor pool complex. In addition, a 10,000 square foot spa and fitness center and an attached 43-unit luxury condominium project are both under construction and scheduled to open in summer 2001.

     In March 2001, the Company acquired a 51% interest in a newly formed joint venture, Resort Technology Partners, LLC ("RTP"). The Company's investment consisted of $2.5 million cash plus the assets, services and staff groups from VailNet, InterNetWorks, and the Company's internal New Media department. The minority interest partner in RTP contributed its entire business of resort application software and e-commerce to the new entity. RTP has been formed to develop, sell and deliver technology-based products and services to hospitality and resort businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2000 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of January 31, 2001 and 2000 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

     The Company's financial performance for the three and six months ended January 31, 2001 was favorably impacted by a number of factors: a) an 87% increase in the number of season passes sold compared to the 1999-2000 season,
b) more normal early season snowfall in the 2000-01 ski season than in the previous two ski seasons, c) a return to more normal Christmas/New Year holiday travel patterns after concerns surrounding the millennium dampened holiday travel for the 1999-2000 season, and d) slight shifts in our skier demographic with respect to destination travelers which have had a favorable impact on margins. In addition, the completion of the Blue Sky Basin expansion at Vail Mountain and Vail's ranking as the number one ski resort in North America by Ski Magazine have both contributed to increased skier volumes at Vail Mountain.

     The Company's four ski resorts currently have excellent ski conditions, good visitation and solid advance bookings for the remainder of the season. However, this favorable outlook is tempered by indications of an economic downturn, which could impact both the travel and real estate markets. To counter the potential effect of an economic slowdown on the Company's results of operations for fiscal 2001, the Company is tightly managing expenses to the extent possible without compromising the quality of the Company's product. However, as the Company has previously indicated, hourly wage rates for seasonal employees were increased significantly for the 2000-01 ski season in order to remain competitive in a tight labor market. In addition, there has been strong pressure during the 2000-01 ski season from the Company's primary Colorado competitor in terms of price discounting. The Company responds to competition and pricing as conditions warrant.

     The Company's real estate revenue and operating income have grown significantly in fiscal 2001 as compared to fiscal 2000, primarily due to the sale of land for the construction of The Ritz-Carlton(R), Bachelor Gulch and the adjacent Ritz Carlton Residences, an interval ownership project. Real estate operations continue to trend favorably, as the Company currently has 122 reservations for 15 ski-in ski-out single-family homesites in Arrowhead Village at Beaver Creek and 197 reservations for an 80-unit condominium project in Breckenridge. Although the reservations for the Company's real estate developments do not create binding contracts to buy, the reservations are indicative of the level of consumer interest in the development. Additionally, an economic downturn could have a significant unfavorable impact on the real estate market.

     While the Company is pleased with its fiscal 2001 financial performance through January 31, 2001, management recognizes that there are potential obstacles to continuing this favorable financial performance through the fiscal year end as noted above and in the "Cautionary Statement" section of this Form 10-Q.

     Presented below is comparative data for the three and six months ended January 31, 2001 as compared to the three and six months ended January 31, 2000.

Three Months Ended January 31, 2001 versus Three Months Ended January 31, 2000


                                                     Three Months Ended
                                                         January 31,                                  Percentage
                                                    2001             2000           Increase           Increase
                                               -------------   ---------------   ---------------   ---------------
                                                                         (unaudited)
                                                                   (dollars in thousands)
Resort Revenue.............................      $ 179,586         $ 161,128          $ 18,458              11.5
Resort Operating Expense...................        127,569           113,031            14,538              12.9

     Resort Revenue. Resort revenue for the three months ended January 31, 2001 and 2000 is presented by category as follows:

                                                    Three Months Ended                                    Percentage
                                                       January 31,                    Increase             Increase
                                                    2001         2000                (Decrease)           (Decrease)
                                             -------------   ----------------   ------------------    ---------------
                                                                           (unaudited)
                                                        (dollars and skier days in thousands, except ETP)

Lift Ticket................................      $  69,222          $  57,385             $ 11,837               20.6
Ski School.................................         17,806             14,966                2,840               19.0
Dining.....................................         21,250             18,491                2,759               14.9
Retail/Rental..............................         35,345             29,813                5,532               18.6
Hospitality................................         20,395             18,131                2,264               12.5
Other......................................         15,568             22,342               (6,774)             (30.3)
                                                 ---------          ---------             --------           --------

Total Resort Revenue.......................      $ 179,586          $ 161,128             $ 18,458               11.5
                                                 =========          =========             ========           ========

Total Skier Days...........................          2,245              1,956                  289               14.8
                                                 =========          =========             ========           ========

ETP........................................      $   30.83          $   29.34             $   1.49                5.1
                                                 =========          =========             ========           ========

     Lift ticket revenue increased due to a 14.8% increase in total skier days along with a 5.1% increase in ETP (effective ticket price ("ETP") is defined as total lift ticket revenue divided by total skier days). The increase in skier days is primarily due to a new discount season pass product, which generated a significant increase in the number of season passes sold for the 2000-01 ski season, along with momentum generated by good early-season snowfall. The increase in ETP is due to pricing increases over the 1999-2000 season. In addition, travel patterns were dampened during the Christmas/New Year holiday period for the 1999-2000 season due to concerns surrounding the millennium, which affected visitation at the Company's four ski resorts.

     The increase in Ski School revenue is consistent with the increase in skier days. In addition, the Company developed several successful new ski school programs and packages for the 2000-01 season.

     The increase in dining revenue can also be attributed to the increase in skier days. In addition, the operations of Larkspur Restaurant and Bar LLC ("Larkspur"), a restaurant joint venture which opened in November 1999, contributed to the increased revenue.

     Retail/Rental revenue increased primarily due to the increased revenue generated by the Company's retail/rental outlets operated by SSV, a 51.9%-owned fully consolidated retail/rental joint venture. SSV's rental operations have benefited from the statewide increase in skier days, and SSV has also been able to achieve higher margins on retail goods. In addition, SSV acquired a large Colorado bicycle retailer in the first quarter of fiscal 2001.

     Hospitality revenue increased due to the increase in skier days. In addition, an increase in the number of managed properties and the operations of SRL&S contributed to the increased revenue.

     The decrease in Other revenue is primarily attributable to the estimated insurance claim for the quarter ended January 31, 2000 on the Company's Reduced Skier Day Insurance Policy which covered the 1999-2000 ski season. Revenue related to the Company's claim under the policy was recorded in Other revenue for the quarter ended January 31, 2000. The Company does not have a similar policy in place for the 2000-01 season. In addition, during the second quarter of fiscal 2000 the Company recognized initiation fees related to two new private membership clubs. The Company does not have similar activity in the quarter ended January 31, 2001.

     Resort Operating Expense. Resort operating expense for the three months ended January 31, 2001 was $127.6 million, an increase of $14.5 million, or 12.9%, compared to the three months ended January 31, 2000. Operating expense increases as operating volumes increase, due to the variable cost nature of many of the Company's operations. In addition, the Company increased seasonal hourly wages and has experienced an increase in workers' compensation claims compared to the second quarter of fiscal 2000. The Company also incurred a $2.3 million one-time, non-recurring charge related to prior year taxes during the current quarter.

     Real Estate Revenue. Revenue from real estate operations for the three months ended January 31, 2001 was $9.8 million, an increase of $8.1 million, or 460.9%. Revenue for the three months ended January 31, 2001 consists primarily of the sale of one Bachelor Gulch development site, revenue recognition of a Breckenridge development site, one residential condominium in Breckenridge, one residential condominium at the Lodge at Vail, and the profit share from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the three months ended January 31, 2001 included the sale of four village condominium units and six single family lots at the River Run development, and one single-family homesite surrounding the 18-hole River Run golf course. Revenue for the three months ended January 31, 2000 consisted primarily of the sale of one multi-family homesite at Bachelor Gulch Village and the Company's share of profit from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the quarter ended January 31, 2000 included the sale of six village condominium units, primarily at River Run, and one single-family homesite on the River Run golf course.

     Real Estate Operating Expense. Real estate operating expense for the three months ended January 31, 2001 was $6.7 million, an increase of $3.0 million, or 79.8%, compared to the three months ended January 31, 2000. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2001 and 2000. Profits generated by Keystone/Intrawest LLC are recorded using the equity method; therefore, no operating expenses are associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by $1.2 million, or 7.7%, for the three months ended January 31, 2001 as compared to the three months ended January 31, 2000. The increase is primarily attributable to an increased fixed asset base due to the completion of capital improvements.

     Interest expense. During the three months ended January 31, 2001 and 2000, the Company recorded interest expense of $9.2 million and $10.0 million, respectively, relating primarily to the Senior Subordinated Notes, the Credit Facility, the SSV Facility and the Industrial Development Bonds. The decrease in interest expense for the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000 is due to a decrease in the balance outstanding under the Credit Facility.

Six Months Ended January 31, 2001 versus Six Months Ended January 31, 2000


                                                   Six Months Ended
                                                       January 31,                                  Percentage
                                                  2001             2000            Increase          Increase
                                              ------------   ---------------   ---------------   ---------------
                                                                         (unaudited)
                                                                   (dollars in thousands)

Resort Revenue.............................       $241,037          $217,987           $23,050              10.6
Resort Operating Expense...................        207,522           190,329            17,193               9.0

     Resort Revenue. Resort Revenue for the six months ended January 31, 2001 and 2000 is presented by category as follows:

                                                    Six Months Ended                                     Percentage
                                                       January 31,                   Increase             Increase
                                                  2001            2000              (Decrease)           (Decrease)
                                              ------------   ---------------   ------------------    ---------------
                                                                           (unaudited)
                                                        (dollars and skier days in thousands, except ETP)

Lift Ticket................................      $  69,408        $   57,850            $  11,558               20.0
Ski School.................................         17,817            15,002                2,815               18.8
Dining.....................................         33,653            30,280                3,373               11.1
Retail/Rental..............................         51,263            44,777                6,486               14.5
Hospitality................................         36,351            33,599                2,752                8.2
Other......................................         32,545            36,479               (3,934)             (10.8)
                                                ----------        ----------            ---------          ---------

Total Resort Revenue.......................     $  241,037        $  217,987            $  23,050               10.6
                                                ==========        ==========            =========          =========

Total Skier Days...........................          2,253             1,975                  278               14.1
                                                ==========        ==========            =========          =========

ETP........................................     $    30.81        $    29.29            $    1.52                5.2
                                                ==========        ==========           ==========          =========

     Lift ticket revenue increased due to a 14.1% increase in total skier days along with a 5.2% increase in ETP. The increase in skier days is primarily due to a significant increase in the number of discount season passes sold for the 2000-01 ski season along with the momentum generated by good early-season snowfall. The increase in ETP is due to pricing increases over the 1999-2000 season. In addition, travel patterns were dampened during the Christmas/New Year holiday period for the 1999-2000 season due to concerns surrounding the millennium, which affected visitation at the Company's four ski resorts.

     The increase in Ski School revenue is consistent with the increase in skier days. In addition, the Company developed several successful new ski school programs and packages for the 2000-01 season.

     The increase in dining revenue can also be attributed to the increase in skier days. In addition, the operations of Larkspur contributed to the increased revenue and first quarter revenue related to banquet services increased as a result of increased conference business.

     Retail/Rental revenue increased primarily because of the increased revenue generated by SSV's retail/rental operations. SSV's rental operations have benefited from the statewide increase in skier days, and SSV has also been able to achieve higher margins on retail goods. In addition, SSV acquired a large Colorado bicycle retailer in the first quarter of 2001.

     Hospitality revenue increased as a result of the increase in skier days, increased conference bookings in the first fiscal quarter, an increase in the number of managed properties, and aggressive marketing strategies during the late summer and fall seasons.

     The decrease in Other revenue is primarily attributable to the estimated insurance claim for the six months ended January 31, 2000 on the Company's Reduced Skier Day Insurance Policy for the 1999-2000 ski season and decreased brokerage revenue offset slightly by increased private club operations, the River Course golf course at Keystone which opened summer 2000, increased municipal and support operations, increased commercial leasing, and the revenue generated by VailNet, which was acquired November 1999.

     Resort Operating Expense. Resort operating expense for the six months ended January 31, 2001 was $207.5 million, an increase of $17.2 million, or 9.0%, compared to the six months ended January 31, 2000. Operating expense increases as operating volumes increase, due to the variable cost nature of many of the Company's operations. In addition, the Company increased seasonal hourly wages and has experienced an increase in workers' compensation claims compared to the six months ended January 31, 2000. The Company also incurred a $2.3 million one-time, non-recurring charge related to prior year taxes during the second quarter of fiscal 2001.

     Real Estate Revenue. Revenue from real estate operations for the six months ended January 31, 2001 was $18.8 million, an increase of $8.1 million, or 75.3%, compared to the six months ended January 31, 2000. Revenue for the six months ended January 31, 2001 consists primarily of the sale of two Bachelor Gulch development sites, revenue recognition of a Breckenridge development site, three residential condominiums in Breckenridge, one residential condominium at the Lodge at Vail, and the profit share from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the six months ended January 31, 2001 included the sale of 47 village condominium units and 26 single family lots at the River Run development, and four single-family homesites surrounding the 18-hole River Run golf course. Revenue for the six months ended January 31, 2000 consisted primarily of the sale of three multi-family homesites at Bachelor Gulch Village and one multi-unit development site at Arrowhead Village, and the Company's share of profits from the Company's investment in Keystone/Intrawest LLC. Profits generated by Keystone/Intrawest LLC during the six months ended January 31, 2000 included the sale of 35 village condominium units, primarily at River Run, and one single-family homesite on the River Run golf course.

     Real Estate Operating Expense. Real estate operating expense for the six months ended January 31, 2001 was $11.0 million, an increase of $1.4 million, or 14.9%, compared to the six months ended January 31, 2000. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the real estate sales detailed above for both fiscal 2001 and 2000. Profits generated by Keystone/Intrawest LLC are recorded using the equity method; therefore, no operating expenses are associated with this joint venture. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by $1.9 million, or 6.4%, for the six months ended January 31, 2001 as compared to the six months ended January 31, 2000. The increase was primarily attributable to an increased fixed asset base due to the completion of capital improvements.

     Interest expense. During the six months ended January 31, 2001 and January 31, 2000, the Company recorded interest expense of $18.1 million and $18.9 million, respectively, relating primarily to the Senior Subordinated Notes, the Credit Facility, the SSV Facility and the Industrial Development Bonds. The decrease in interest expense over fiscal 2000 is due primarily to a decreased balance outstanding under the Credit Facility.

Liquidity and Capital Resources

     The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

     The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the six months ended January 31, 2001 the

Company made payments of $23.8 million for resort capital expenditures and $27.2 million for investments in real estate. The primary projects included in resort capital expenditures were (i) the expansion of Pete's Bowl in Blue Sky Basin at Vail, including a new high-speed four-passenger chairlift, (ii) implementation of an enterprise resource planning system, (iii) a new laundry facility at Keystone, (iv) expansion of the grooming fleet, and (v) upgrades and remodeling at the Village at Breckenridge and Lodge at Vail. The primary projects included in investments in real estate were (i) continued development of the Red Sky Ranch golf community, (ii) planning and construction of The Ritz-Carlton, Bachelor Gulch, and (iii) planning and development of projects in and around each of the Company's resorts.

     The Company estimates that it will make resort capital expenditures totaling between $25 and $35 million during the remainder of fiscal 2001. The primary projects are anticipated to include (i) ski area expansion of Peak 7 at Breckenridge, (ii) expansion of Vail's snowmaking capabilities, (iii) new activities at and renovations to Adventure Ridge at Vail, (iv) expansion of the grooming fleet at Vail, Beaver Creek and Breckenridge, (v) base area amenity and parking improvements at Beaver Creek, (vi) upgrades to office and front line information systems, (vii) continued implementation of an enterprise resource planning system, and (viii) significant renovations of the Lodge at Vail. Investments in real estate during the remainder of fiscal 2001 are expected to total approximately $20 to $30 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, a golf community that will include two 18-hole golf courses, (iii) construction of The Ritz-Carlton, Bachelor Gulch, and (iv) investments in developable land at strategic locations at all four ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

     During the six months ended January 31, 2001, the Company invested $1.9 million cash in a new technology joint venture in exchange for a 49% share of the entity. The Company also invested $1.8 million cash in a joint venture for the construction of The Ritz-Carlton(R), Bachelor Gulch. The Company received distributions from Keystone/Intrawest LLC totaling $8.9 million.

     During the six months ended January 31, 2001, the Company used $14.8 million in cash in its financing activities consisting of $11.7 million in net long-term debt payments and $7.4 million in cash financing to equity-method investees, net of $3.2 million in proceeds from the exercise of stock options and $1.1 million from the cancellation of swap agreements. 307,480 employee stock options were exercised during the six months ended January 31, 2001 at exercise prices ranging from $10.00 to $21.13. Additionally, 4,194 shares of restricted stock were issued to management.

     Based on current anticipated levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

Other

     The Company purchased a Reduced Skier Day Insurance Policy, a customized insurance product, for the 1999-2000 ski season. The policy provided for the Company to receive a fixed payment for each paid skier day below certain targeted levels for the season. The Company settled its claim under the Reduced Skier Day Insurance Policy in January 2001 for a total of $16.1 million. The entire settlement amount has been collected by the Company.

Cautionary Statement

     Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:

     .    a significant downturn in general business and economic conditions,
     . unfavorable weather conditions, including inadequate snowfall in the early season,
     .    failure to attract and retain sufficient workforce,
     . failure to obtain necessary approvals needed to implement planned development projects,
     .    competition in the ski and resort industry,
     . failure to successfully integrate acquisitions, and adverse changes in vacation real estate markets.

     Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.
At January 31, 2001, the Company had $114.9 million of variable rate indebtedness, representing 30% of the Company's total debt outstanding, at an average interest rate during the six months ended January 31, 2001 of 7.6% (see
Note 5 of the Notes to Consolidated Financial Statements). Based on the average floating rate borrowings outstanding during the six months ended January 31, 2001 a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by $0.1 million.

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

               4.2  Purchase Agreement, dated as of May 6, 1999 among Vail Resorts, Inc., the guarantors named on Schedule I thereto, Bear Sterns & Co. Inc., NationsBanc
                    Montgomery Securities LLC, BT Alex. Brown Incorporated, Lehman Brothers Inc.
                    and Salomon Smith Barney Inc. (Incorporated by reference to Exhibit 4.2 of the
                    Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No.
                    333-80621) including all amendments thereto.)

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

           4.5     Registration Rights Agreement, dated as of May 11, 1999 among Vail Resorts,
                   Inc., the guarantors signatory thereto, Bear Stearns & Co. Inc., NationsBanc
                   Montgomery Securities LLC, BT Alex. Brown Incorporated, Lehman Brothers Inc.
                   and Salomon Smith Barney Inc. (Incorporated by reference to Exhibit 4.5 of the
                   Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No.
                   333-80621) including all amendments thereto.)

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

                                                                                                             Sequentially
              Exhibit                                                                                          Numbered
              Number                        Description                                                           Page
              ------                        -----------                                                           ----
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

              10.10(b)  Amendment to Agreement for Purchase and Sale dated September 8, 1993 by and among Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
                        Properties Corporation, Arrowhead Property Management Company and Vail
                        Associates, Inc. (Incorporated by reference to Exhibit 10.19(b) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

              10.10(c)  Second Amendment to Agreement for Purchase and Sale dated September 22, 1993 by and among Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
                        Properties Corporation, Arrowhead Property Management Company and Vail
                        Associates, Inc. (Incorporated by reference to Exhibit 10.19(c) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

              10.10(d)  Third Amendment to Agreement for Purchase and Sale dated November 30, 1993 by and among Arrowhead at Vail, Arrowhead Ski Corporation, Arrowhead at Vail
                        Properties Corporation, Arrowhead Property Management Company and
                        Vail/Arrowhead, Inc. (Incorporated by reference to Exhibit 10.19(d) of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9,
                        1992 through September 30, 1993.)

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

     10.19 Credit Agreement dated December 30, 1998 between SSI Venture LLC and NationsBank of Texas, N.A.,
               (Incorporated by reference to Exhibit 10.24 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 1999.)

     10.20(a) Amended and Restated Credit Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), NationsBank, N.A. and NationsBanc Montgomery Securities LLC dated as of May 1, 1999. (Incorporated by reference to Exhibit 10.25 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1999.)

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

                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                        Description                          Page
     ------                        -----------                          ----

     10.21 Employment Agreement dated October 28, 1996 by and between Vail Resorts, Inc. and James P. Donohue. (Incorporated by reference to Exhibit 10.24 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 1999.)

     10.22     Vail Resorts, Inc. 1999 Long Term Incentive and
               Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File
               No. 333-32320.)

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

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2001.



                                         VAIL RESORTS, INC.


Date:  March 14, 2001                           By:  /s/ James P. Donohue
                                                   ----------------------------
                                                         James P. Donohue
                                                    Senior Vice President and
                                                     Chief Financial Officer