Form 10-Q
period 2001-04-30
VAIL RESORTS INC
filed 2001-06-14
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended	April 30, 2001

[ ]	Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(970) 476-5601
(Registrant's telephone number, including area code)

None.
(Former name, former address and former fiscal year, if changed since last report)

[X]	Yes	[ ]	No

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of April 30, 2001, July 31, 2000 and April 30, 2000	F-2
	Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2001 and 2000	F-3
	Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2001 and 2000	F-4
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2001 and 2000	F-5
	Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	April 30,	July 31,	April 30,
	2001	2000	2000

Assets

Current assets:
Cash and cash equivalents	$ 21,821	$ 18,668	$ 29,864
Receivables, net	27,110	39,427	43,078
Income taxes receivable	1,934	--	--
Inventories	24,758	24,092	21,665
Deferred income taxes	10,364	10,364	10,404
Other current assets	6,483	7,803	6,143
Total current assets	92,470	100,354	111,154
Property, plant and equipment, net	677,120	655,172	637,703
Real estate held for sale and investment	148,530	147,172	144,067
Deferred charges and other assets, net	44,252	30,260	31,157
Intangible assets, net	192,835	194,860	196,692
Total assets	$ 1,155,207	$ 1,127,818	$ 1,120,773
	=========	=========	=========
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$ 114,064	$ 105,502	$ 116,967
Income taxes payable	--	2,645	--
Long-term debt due within one year (Note 5)	1,832	2,037	1,455
Total current liabilities	115,896	110,184	118,422
Long-term debt (Note 5)	330,561	392,198	342,016
Other long-term liabilities	33,689	31,710	30,665
Deferred income taxes	118,323	92,577	110,243
Commitments and contingencies (Note 3)	--	--	--
Minority interest in net assets of consolidated investees	23,981	7,394	9,937
Stockholders' equity:
Common stock--
Class A common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 40,000,000 shares authorized, 27,493,797, 27,182,123 and 27,177,698 shares issued and outstanding at April 30, 2001, July 31, 2000 and April 30, 2000, respectively	275	272	272
Additional paid-in capital	407,838	404,564	404,304
Retained earnings	124,570	88,845	104,840
Total stockholders' equity	532,757	493,755	509,490
Total liabilities and stockholders' equity	$ 1,155,207	$ 1,127,818	$ 1,120,773
	=========	=========	=========

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2001	2000
Net revenues:
Resort	$ 219,021	$ 223,077
Real estate	6,413	26,028
Technology	686	684
Total net revenues	226,120	249,789
Operating expenses:
Resort	121,824	124,805
Real estate	7,234	23,223
Technology	1,215	641
Depreciation and amortization	15,940	16,005
Total operating expenses	146,213	164,674
Income from operations	79,907	85,115
Other income (expense):
Investment income	597	308
Interest expense	(7,713)	(8,720)
Gain (loss) on disposal of fixed assets	(22)	1,952
Other income (expense)	(10)	45
Minority interest in consolidated investees	(2,542)	(2,579)
Income before income taxes	70,217	76,121
Provision for income taxes	(29,448)	(33,291)
Net income	$ 40,769	$ 42,830
	========	========
Net income per common share (Note 4):
Basic	$ 1.17	$ 1.24
	========	========
Diluted	$ 1.16	$ 1.23
	========	========

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2001	2000
Net revenues:
Resort	$ 458,655	$ 440,493
Real estate	25,200	36,747
Technology	2,089	1,255
Total net revenues	485,944	478,495
Operating expenses:
Resort	327,459	314,632
Real estate	18,275	32,831
Technology	3,102	1,143
Depreciation and amortization	47,766	45,928
Total operating expenses	396,602	394,534
Income from operations	89,342	83,961
Other income (expense):
Investment income	1,883	1,006
Interest expense	(25,833)	(27,619)
Income (loss) on disposal of fixed assets	(188)	1,878
Other expense	(28)	(45)
Minority interest in consolidated investees	(3,581)	(3,230)
Income before income taxes	61,595	55,951
Provision for income taxes	(25,870)	(24,618)
Net income	$ 35,725	$ 31,333
	========	========
Net income per common share (Note 4):
Basic	$ 1.02	$ 0.91
	========	========
Diluted	$ 1.02	$ 0.90
	========	========

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 35,725	$ 31,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,766	45,928
Non-cash cost of real estate sales	7,732	22,213
Non-cash compensation related to stock grants	283	81
Non-cash equity income	(2,368)	(4,475)
Deferred financing costs amortized	1,325	1,076
(Gain) loss on disposal of fixed assets	188	(1,878)
Deferred income taxes, net	25,746	25,515
Minority interest in consolidated investees	3,581	3,230
Changes in assets and liabilities:
Receivables, net	12,317	(13,428)
Inventories	(666)	1,140
Accounts payable and accrued expenses	7,486	27,522
Income taxes payable and receivable, net	(4,579)	(1,633)
Other assets and liabilities, net	4,412	(1,900)
Net cash provided by operating activities	138,948	134,724

Cash flows from investing activities:
Investments in/distributions from equity-method investees, net	6,171	--
Cash received from sale of fixed assets	546	252
Resort capital expenditures	(42,333)	(52,982)
Investments in real estate	(35,205)	(22,434)
Net cash used in investing activities	(70,821)	(75,164)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,192	314
Cash financing provided to equity-method investees	(7,400)	--
Proceeds from the cancellation of interest rate swap agreements (Note 2)	1,076	--
Deferred financing costs paid	--	(618)
Proceeds from borrowings under long-term debt	147,800	142,850
Payments on long-term debt	(209,642)	(197,566)
Net cash used in financing activities	(64,974)	(55,020)

Net increase in cash and cash equivalents	3,153	4,540

Cash and cash equivalents:
Beginning of period	18,668	25,324
End of period	$ 21,821	$ 29,864
	========	========

1. Basis of Presentation

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Resort, Real Estate, and Technology. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four world-class skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming, and Snake River Lodge & Spa ("SRL&S") near Jackson, Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the Company's real estate development activities. The Technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries, and includes the operations of Resort Technology Partners, LLC ("RTP"), a 52%-owned joint venture, and Lowther Ltd., a 49%-owned equity-method investee. The Company's resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through late April; the Company's operations at GTLC generally run from mid-May through mid-October. SRL&S operates year-round.

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated condensed financial statements as of July 31, 2000 and the three and nine months ended April 30, 2000 to conform to the present period presentation.

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million maturing in December 2002. In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain has been deferred and will be recognized over the original life of the Swap Agreements, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7, "Termination of Interest Rate Swaps". As of April 30, 2001, the Company has recognized $0.25 million of the total gain related to the cancellation of the Swap Agreements.

New Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and is required to be adopted concurrently with SFAS No. 133. The Company has not engaged in hedging activities and therefore the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

The Company is required to adopt Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", and FASB Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), in the fourth quarter of fiscal 2001. SAB 101 provides guidance on the application of existing accounting standards with respect to revenue recognition. EITF 99-19 provides guidance on reporting revenue and related costs of revenue. The adoption of SAB 101 and EITF 99-19 will change the Company's method of recording revenue related to property management. The Company currently records property management revenue net of the owners' share of rental revenue. Application of the guidance in SAB 101 requires that the owners' share of rental revenue be recorded as cost of sales. The Company estimates that this change will increase reported annual revenue by approximately $30 million with a corresponding increase to cost of sales. The adoption of SAB 101 will not affect operating or net income.

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

3. Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes, townhomes, and lodging units. The developers' current plans, however, call for approximately 932 dwelling units to be constructed over the next 10 years. As of April 30, 2001, the Company has sold 104 single-family homesites and 19 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 35 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $20.6 million at April 30, 2001. The Company has allocated $10.6 million of that amount to the Bachelor Gulch Village homesites which were sold as of April 30, 2001 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of April 30, 2001 and July 31, 2000 was $8.4 million and $6.5 million, respectively.

At April 30, 2001 the Company had various other letters of credit outstanding in the aggregate amount of $49.5 million.

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

In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations were not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed as of the date of this Form 10-Q. Under the Clean Water Act, unauthorized discharges of fill material can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). We completed the restoration work on the wetland impact during the summer of 2000, pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied.

The Company has executed as lessee non-cancelable operating leases for the rental of office space, employee residential units and office equipment through fiscal 2009. For the nine months ended April 30, 2001 and 2000, lease expense of $11.2 million and $10.5 million, respectively, related to these agreements was recorded and is included in the accompanying consolidated condensed statements of operations.

Future minimum lease payments under these leases as of April 30, 2001 are as follows (in thousands):

Due during fiscal years ending July 31:
2001.................................................................................................................	$ 2,295
2002.................................................................................................................	6,382
2003.................................................................................................................	4,846
2004.................................................................................................................	3,512
2005.................................................................................................................	2,002
Thereafter.........................................................................................................	7,455
Total............................................................................................................	$ 26,492

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

	Three Months Ended
	April 30,
	2001		2000
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted
Net income per common share:
Net income	$ 40,769	$ 40,769	$ 42,830	$ 42,830

Weighted average shares outstanding	34,933	34,933	34,618	34,618
Effect of dilutive stock options	--	206	--	163
Total shares	34,933	35,139	34,618	34,781
Net income per common share	$ 1.17	$ 1.16	$ 1.24	$ 1.23

	Nine Months Ended
	April 30,
	2001		2000
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted
Net income per common share:
Net income	$ 35,725	$ 35,725	$ 31,333	$ 31,333

Weighted average shares outstanding	34,870	34,870	34,593	34,593
Effect of dilutive stock options	--	221	--	185
Total shares	34,870	35,091	34,593	34,778
Net income per common share	$ 1.02	$ 1.02	$ 0.91	$ 0.90

5. Long-Term Debt

Long-term debt as of April 30, 2001 and July 31, 2000 is summarized as follows (in thousands):

		April 30,	July 31,
	Maturity (e)	2001	2000

Industrial Development Bonds (a)	2003-2020	$ 63,200	$ 63,200
Credit Facilities (b)	2003	64,750	126,000
Senior Subordinated Notes (c)	2009	200,000	200,000
Other (d)	2001-2029	4,443	5,035
		332,393	394,235
Less: Maturities due within 12 months		1,832	2,037
		$ 330,561	$ 392,198

  The Company has $41.2 million of outstanding Industrial Development Bonds issued by Eagle County, Colorado that mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest due semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in fiscal 2007 and 2009. These bonds bear interest at a rate of 7.75% for bonds maturing in fiscal 2007 and 7.875% for bonds maturing in fiscal 2009. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3.0 million and bear interest at 7.125% for bonds maturing in fiscal 2003 and 7.375% for bonds maturing in fiscal 2011. Collectively, the bonds are referred to herein as the "Industrial Development Bonds".
  The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (4.43% at April 30, 2001) plus a margin or (ii) the agent's prime lending rate (7.50% at April 30, 2001) plus a margin. The Company also pays a quarterly unused commitment fee. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on December 19, 2002.

  SSI Venture LLC's ("SSV") credit facility ("SSV Facility") provides debt financing up to an aggregate principal amount of $25 million. Vail Associates guarantees the SSV Facility. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The Tranche A revolving credit facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The principal amount outstanding on the Tranche B term loan was $7.75 million at April 30, 2001. Future minimum amortization under the Tranche B Term Loan Facility is $0.25 million, $1.0 million, $1.0 million and $5.5 million during fiscal years 2001, 2002, 2003, and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee.

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

Aggregate maturities for debt outstanding are as follows (in thousands):
As of
April 30,
Due during fiscal years ending July 31.	2001

2001..........................................................................................................................	$ 751
2002..........................................................................................................................	1,725
2003..........................................................................................................................	59,555
2004..........................................................................................................................	5,558
2005..........................................................................................................................	61
Thereafter..................................................................................................................	264,743
Total Debt..............................................................................................................	$ 332,393

6. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 5) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for SSV, RTP, Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). SSV is a 51.9%-owned joint venture which owns and operates certain retail and rental operations. RTP is a 52%-owned joint venture engaged in the development and sales of technology-based products and services to the hospitality and resort industries. Vail Associates Investments, Inc. and Vail Resorts Holdings, Inc. are 100%-owned corporations which own certain real estate investments.

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of April 30, 2001 and July 31, 2000 and for the nine months ended April 30, 2001 and 2000.

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

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	April 30, 2001
Current assets:
Cash and cash equivalents	$ --	$ 21,458	$ 363	$ --	$ 21,821
Receivables, net	--	26,034	1,076	--	27,110
Taxes receivable	1,934	--	--	--	1,934
Inventories	--	7,708	17,050	--	24,758
Deferred income taxes	1,134	9,230	--	--	10,364
Other current assets	--	4,984	1,499	--	6,483
Total current assets	3,068	69,414	19,988	--	92,470
Property, plant and equipment, net	--	663,498	13,622	--	677,120
Real estate held for sale and investment	--	138,528	10,002	--	148,530
Deferred charges and other assets	5,915	38,109	228	--	44,252
Intangible assets, net	--	180,050	12,785	--	192,835
Investments in subsidiaries and advances to (from) subsidiaries	733,837	13,134	(10,613)	(736,358)	--
Total assets	$ 742,820	$ 1,102,733	$ 46,012	$ (736,358)	$ 1,155,207

Current liabilities:
Accounts payable and accrued expenses	$ 9,348	$ 92,449	$ 12,267	$ --	$ 114,064
Income taxes payable	--	--	--	--	--
Long-term debt due within one year	--	832	1,000	--	1,832
Total current liabilities	9,348	93,281	13,267	--	115,896
Long-term debt	200,000	120,311	10,250	--	330,561
Other long-term liabilities	715	32,974	--	--	33,689
Deferred income taxes	--	118,323	--	--	118,323
Minority interest in net assets of consolidated investees	--	34,324	(10,343)	--	23,981
Total stockholders' equity	532,757	703,520	32,838	(736,358)	532,757
Total liabilities and stockholders' equity	$ 742,820	$ 1,102,733	$ 46,012	$ (736,358)	$ 1,155,207
	July 31, 2000
Current assets:
Cash and cash equivalents	$ --	$ 18,346	$ 322	$ --	$ 18,668
Receivables, net	200	38,591	636	--	39,427
Inventories	--	8,720	15,372	--	24,092
Deferred income taxes	1,134	9,230	--	--	10,364
Other current assets	--	7,122	681	--	7,803
Total current assets	1,334	82,009	17,011	--	100,354
Property, plant and equipment, net	--	643,680	11,492	--	655,172
Real estate held for sale and investment	--	141,538	5,634	--	147,172
Deferred charges and other assets	6,452	23,708	100	--	30,260
Intangible assets, net	--	182,492	12,368	--	194,860
Investments in subsidiaries and advances to (from) subsidiaries	691,670	(9,324)	(6,004)	(676,342)	--
Total assets	$ 699,456	$ 1,064,103	$ 40,601	$ (676,342)	$ 1,127,818

Current liabilities:
Accounts payable and accrued expenses	$ 4,699	$ 89,962	$ 10,841	$ --	$ 105,502
Income taxes payable	--	2,645	--	--	2,645
Long-term debt due within one year	--	1,037	1,000	--	2,037
Total current liabilities	4,699	93,644	11,841	--	110,184
Long-term debt	200,000	179,198	13,000	--	392,198
Other long-term liabilities	1,002	30,708	--	--	31,710
Deferred income taxes	--	92,577	--	--	92,577
Minority interest in net assets of consolidated investees	--	100	7,294	--	7,394
Total stockholders' equity	493,755	667,876	8,466	(676,342)	493,755
Total liabilities and stockholders' equity	$ 699,456	$ 1,064,103	$ 40,601	$ (676,342)	$ 1,127,818

Supplemental Condensed Consolidating Statement of Operations
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	For the Nine Months Ended April 30, 2001
Total revenues	$ --	$ 408,981	$ 79,507	$ (2,544)	$ 485,944
Total operating expenses	14,896	313,562	70,688	(2,544)	396,602
Income (loss) from operations	(14,896)	95,419	8,819	--	89,342
Other expense	--	(23,285)	(881)	--	(24,166)
Minority interest in net income of consolidated investees	--	--	(3,581)	--	(3,581)
Income (loss) before income taxes	(14,896)	72,134	4,357	--	61,595
Benefit (provision) for income taxes	6,256	(32,126)	--	--	(25,870)
Net income (loss) before equity in income of consolidated subsidiaries	(8,640)	40,008	4,357	--	35,725
Equity in income of consolidated subsidiaries	44,365	4,357	--	(48,722)	--
Net income	$ 35,725	$ 44,365	$ 4,357	$ (48,722)	$ 35,725

	For the Nine Months Ended April 30, 2000
Total revenues	$ --	$409,921	$70,812	$ (2,238)	$478,495
Total operating expenses	1,810	332,406	62,556	(2,238)	394,534
Income (loss) from operations	(1,810)	77,515	8,256	--	83,961
Other expense	(13,076)	(10,793)	(911)	--	(24,780)
Minority interest in net income of consolidated investees	--	--	(3,230)	--	(3,230)
Income (loss) before income taxes	(14,886)	66,722	4,115	--	55,951
Benefit (provision) for income taxes	6,550	(31,168)	--	--	(24,618)
Net income (loss) before equity in income of consolidated subsidiaries	(8,336)	35,554	4,115	--	31,333
Equity in income of consolidated subsidiaries	39,669	4,115	--	(43,784)	--
Net income	$ 31,333	$ 39,669	$ 4,115	$(43,784)	$ 31,333

Supplemental Condensed Consolidating Statement of Cash Flows
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

	For the Nine Months Ended April 30, 2001

Cash flows provided by (used in) operating activities	$ (18,639)	$ 149,361	$ 8,226	$ 138,948

Cash flows from investing activities:
Resort capital expenditures	--	(36,414)	(5,919)	(42,333)
Investments in real estate	--	(35,205)	--	(35,205)
Other investing activties, net	--	6,717	--	6,717
Net cash used in investing activities	--	(64,902)	(5,919)	(70,821)

Cash flows from financing activities:
Other financing activities, net	3,192	(6,324)	--	(3,132)
Proceeds from borrowings under long-term debt	--	147,800	--	147,800
Payments on long-term debt	--	(206,892)	(2,750)	(209,642)
Advances (to) from affiliates	15,447	(15,931)	484	--
Net cash provided by (used in) financing activities	18,639	(81,347)	(2,266)	(64,974)

Net increase in cash and cash equivalents	--	3,112	41	3,153

Cash and cash equivalents:
Beginning of period	--	18,346	322	18,668
End of period	$ --	$ 21,458	$ 363	$ 21,821

	For the Nine Months Ended April 30, 2000

Cash flows provided by operating activities	$ 3,031	$ 118,058	$ 13,635	$ 134,724

Cash flows from investing activities:
Resort capital expenditures	--	(48,009)	(4,973)	(52,982)
Investments in real estate	--	(22,434)	--	(22,434)
Cash received from sale of assets	--	252	--	252
Net cash used in investing activities	--	(70,191)	(4,973)	(75,164)

Cash flows from financing activities:
Other financing activities	(73)	(231)	--	(304)
Proceeds from borrowings under long-term debt	--	142,850	--	142,850
Payments on long-term debt	--	(191,479)	(6,087)	(197,566)
Advances (to) from affiliates	(2,958)	3,019	(61)	--
Net cash used in financing activities	(3,031)	(45,841)	(6,148)	(55,020)

Net increase in cash and cash equivalents	--	2,026	2,514	4,540

Cash and cash equivalents:
Beginning of period	--	25,096	228	25,324
End of period	$ --	$ 27,122	$ 2,742	$ 29,864

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

The following unaudited pro forma revenue for the nine months ended April 30, 1999 assumes the acquisition of GTLC occurred on August 1, 1998. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. The unaudited revenue for the nine months ended April 30, 2001 and 2000 is provided for comparative purposes. Pro forma net income and EPS are not presented, as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

Pro Forma
	Nine Months		Nine Months
	Ended		Ended
	April 30,		April 30,
	2001	2000	1999
Total revenue	$ 485,944	$ 478,495	$ 425,048

Also in October 2000, the Company entered into a joint venture agreement with a venture led by an affiliate of Continental Gencom for the construction of The Ritz-Carlton® , Bachelor Gulch ("the Ritz"). The Ritz, scheduled to open in late 2002, is being developed by The Athens Group, of Phoenix, Arizona, and will include a 238-room hotel, a 20,000-square-foot spa and fitness center, ski rental, lesson and retail space, restaurants plus meeting space. In addition, 23 privately owned luxury penthouse residences are being built above the hotel. All 23 of these penthouses are currently under contract. The Company will receive a 49% interest in the joint venture in return for a cash investment of $3.8 million, land contribution with a $3.4 million book value, and an interest-bearing loan to the joint venture of up to $4.5 million. Construction of the entire hotel project is expected to cost approximately $162 million. In order to cover construction costs, the joint venture is obtaining $97 million in debt financing from a syndicate of banks. The remainder is being funded by a combination of equity and debt contributed by the partners, mezzanine financing, and the sale of condominiums. Under the terms of the joint venture, the Company will provide golf, spa and club privileges to the Ritz for a fee of $3.7 million. The Company received $1.5 million in December 2000, and will receive $1.5 million when the golf course opens and $0.7 million as penthouse residences close. Separately, the Company will contract with the hotel joint venture to acquire the 20,000-square-foot spa, plus 8,000 square feet of skier services area, at the developer's cost of approximately $13 million. The majority of this expense is expected to be recouped through membership sales in the Bachelor Gulch Club.

In December 2000, the Company acquired a 51% interest in the Renaissance Resort and Spa near Jackson, Wyoming. The Company's initial equity investment was $9.0 million, and the Company also provided a $5.0 million loan at market rates to the new entity. The Company concurrently entered into a contract to manage the ongoing operations of the hotel and related facilities, and also has an option to purchase the 49% minority interest in five years. Renaissance Resort and Spa was renamed Snake River Lodge & Spa, and consists of a recently refurbished 101-room hotel which includes three restaurants and lounges, meeting and conference space, and a new 8,000 square foot indoor-outdoor pool complex. In addition, a 10,000 square foot spa and fitness center and an attached 43-unit luxury condominium project are both under construction and scheduled to open in late 2001.

In March 2001, the Company acquired a 51% interest in RTP, a newly formed joint venture. The Company's investment consisted of $2.5 million cash plus the assets, services and staff groups from VailNet, InterNetWorks, and the Company's internal New Media department. The minority interest partner in RTP contributed its entire business of resort application software and e-commerce to the new entity. RTP has been formed to develop, sell and deliver technology-based products and services to hospitality and resort businesses.

9. Subsequent Events

In June 2001, the Company acquired the Inn at Beaver Creek, a 39-room hotel and penthouse condominium located in the heart of Beaver Creek Village, from IABC, Inc. for a purchase price of $7.5 million. The Company had been the property manager of the Inn at Beaver Creek for over ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2000 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of April 30, 2001 and 2000 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

The third fiscal quarter marks the end of the Company's 2000-01 ski season, which was highlighted by a number of positive trends: a) an 87% increase in the number of season passes sold compared to the 1999-2000 season, b) more normal early season snowfall in the 2000-01 ski season than in the previous two ski seasons, which contributed to a strong early season as well as providing momentum for the remainder of the season, c) a return to more normal Christmas/New Year holiday travel patterns after concerns surrounding the millennium dampened holiday travel for the 1999-2000 season, d) a rebound in visitation from international guests as compared to the 1999-2000 season, and e) an increase in the Company's share of the Colorado skier market from the 1999-2000 ski season. As a result, the Company's four ski resorts combined logged a total of more than 4.9 million skier days, the best in the Company's history. In addition, Vail Mountain regained its position as the most popular ski resort in the US in terms of visitation, with nearly 1.65 million skier days. These trends, coupled with aggressive cost management, have resulted in favorable financial performance for the Company's resort segment as compared to the nine months ended April 30, 2000, particularly after taking into account the net benefit of $16.3 million related to skier day and business interruption insurance included in the period for fiscal 2000.

While the ski industry nationally had a record-breaking 2000-01 ski season with an estimated 57.3 million skier days according to preliminary reports from the National Ski Areas Association, it is estimated that approximately 78% of the national increase in skier days from 1999-2000 was from existing customers participating more days rather than from new participants to the sport. As such, the Company anticipates that the resort industry will remain highly competitive, therefore the Company must implement aggressive strategies to continue meaningful growth in the resort segment. The Company recently announced a management consolidation which resulted in the elimination of 80 full-time positions, achieved primarily through attrition but also including the termination of 37 existing full-time management staff. The Company is also redesigning its sales and marketing strategy to leverage the success in the Front Range market and also place a stronger emphasis on attracting destination guests. In early June, the Company announced its acquisition of the Inn at Beaver Creek, a 39-room hotel in the heart of Beaver Creek. The Company has implemented a strategy to expand its hospitality business and is actively pursuing other opportunities for hospitality acquisitions in and around its ski resorts.

The real estate climate in and around the Company's resorts remains strong. While the Company's inventory of real estate held for sale is lower in fiscal 2001 as compared to fiscal 2000, the Company has several development projects currently underway, including the development of Red Sky Ranch, a residential community near Beaver Creek that will include two 18-hole golf courses, Mountain Thunder, a timeshare condominium project in Breckenridge, and 11 single-family lots in Arrowhead at Beaver Creek. Approximately 65% of the Mountain Thunder units and all of the Arrowhead lots have been placed under contract. In addition, the Company continues to benefit from its equity-method investment in the real estate joint venture completing the development of River Run at Keystone.

The Company has established a new reporting segment with this quarterly report, Technology. This segment engages in the development and sales of technology-based products and services for the hospitality and resort industries, and includes the operations of RTP and the Company's equity investment in Lowther Ltd.

Looking forward to the Company's fourth quarter of fiscal 2001, preliminary data indicates that advanced bookings for GTLC, whose primary operating season runs from May through October, are in excess of 80%. The Company expects that GTLC will maintain occupancy rates in excess of 90% throughout its operating season. In addition, advanced bookings for the summer months at the Company's Colorado resorts also appear favorable. However, the Company remains cautious about the impact the national economy may have on operations, particularly in terms of visitation, consumer spending and competitor pricing.

While the Company is pleased with its fiscal 2001 financial performance through April 30, 2001, management recognizes that as always there are uncertainties related to the continuation of this favorable financial performance through the fiscal year end and beyond, as noted above and in the "Cautionary Statement" section of this Form 10-Q.

Presented below is more detailed comparative data for the three and nine months ended April 30, 2001 as compared to the three and nine months ended April 30, 2000.

Three Months Ended April 30, 2001 versus Three Months Ended April 30, 2000

	Three Months Ended
	April 30,			Percentage
	2001	2000	(Decrease)	(Decrease)
	(unaudited)
	(dollars in thousands)
Resort Revenue	$ 219,021	$ 223,077	$ (4,056)	(1.8)
Resort Operating Expense	121,824	124,805	(2,981)	(2.4)

Resort Revenue. Resort revenue for the three months ended April 30, 2001 and 2000 is presented by category as follows:

	Three Months Ended			Percentage
	April 30,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	(unaudited)
	(dollars and skier days in thousands, except ETP)

Lift Ticket	$ 89,574	$ 85,757	3,817	4.5
Ski School	26,314	24,894	1,420	5.7
Dining	29,271	29,800	(529)	(1.8)
Retail/Rental	32,601	30,460	2,141	7.0
Hospitality	28,018	25,341	2,677	10.6
Other	13,243	26,825	(13,582)	(50.6)

Total Resort Revenue	$ 219,021	$ 223,077	(4,056)	(1.8)

Total Skier Days	2,691	2,618	73	2.8

ETP	$ 33.29	$ 32.76	$ 0.53	1.6

Resort revenue in the categories of lift ticket, ski school, retail/rental and hospitality for the quarter ended April 30, 2001 increased as compared to the quarter ended April 30, 2000 primarily as a result of a 2.8% increase in skier days, which was generated by the positive trends listed previously. Much of this increase in skier days is due to an increase in Front Range skier visitation, which tends to generate less revenue per skier day as compared to destination skiers. ETP (effective ticket price ("ETP") is defined as total lift ticket revenue divided by total skier days) increased 1.6% for quarter ended April 30, 2001 as compared to the quarter ended April 30, 2000 primarily as a result of increased pricing. Revenue in these categories was also enhanced by innovative ski school product offerings, an increase in the number of retail/rental outlets operated by SSV and internet-based rental sales, an increase in the Company's inventory of managed properties, and the Company's acquisition of SRL&S in December 2000.

The decrease in dining revenue is due to the discontinuance of operations of several low-margin on-mountain dining outlets in the 2000-01 ski season. While dining revenue decreased as compared to the third quarter of fiscal 2000, dining margins actually saw an improvement.

Resort Operating Expense. Resort operating expense for the three months ended April 30, 2001 was $121.8 million, an increase of $3.0 million, or 2.4%, compared to the three months ended April 30, 2000. Given the impact of insurance revenue in fiscal 2000's third quarter which had little associated operating expense, the increase in operating expense in the current quarter as compared to fiscal 2000 is expected and reflects successful cost management efforts implemented throughout fiscal 2001. Operating expense increases as operating volumes increase, due to the variable cost nature of many of the Company's operations. In addition, the Company increased seasonal hourly wages as compared to fiscal 2000.

Real Estate Revenue. Revenue from real estate operations for the three months ended April 30, 2001 was $6.4 million, a decrease of $19.6 million, or 75.4%, compared to the three months ended April 30, 2000. The decrease in real estate revenue as compared to fiscal 2000 was expected, as the Company's inventory of available "for sale" real estate has declined. Real estate revenue also includes the Company's equity investment in Keystone/Intrawest LLC, the joint venture developing the River Run development at Keystone.

Real Estate Operating Expense. Real estate operating expense for the three months ended April 30, 2001 was $7.2 million, a decrease of $16 million, or 68.8% compared to the three months ended April 30, 2000. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The decrease in real estate operating expense for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000 is commensurate with the decrease in real estate sales noted above.

Technology Revenue. Technology revenue for the three months ended April 30, 2001 was $0.7 million, consisting primarily of the operations of RTP's Internet service provider and website development.

Technology Expense. Technology expense for the three months ended April 30, 2001 was $1.2 million, consisting primarily of the Company's share of the net loss of Lowther Ltd., an equity-method investee, and the operating expenses associated with RTP.

Depreciation and Amortization. Depreciation and amortization expense was $15.9 million for the three months ended April 30, 2001, compared to $16.0 million for the three months ended April 30, 2000. The slight decrease in depreciation and amortization is due to a large number of the Company's assets reaching full depreciation in fiscal 2001 offset by the addition of new assets from the completion of capital projects.

Interest expense. During the three months ended April 30, 2001 and 2000, the Company recorded interest expense of $7.7 million and $8.7 million, respectively, relating primarily to the Senior Subordinated Notes, the Credit Facility, the SSV Facility and the Industrial Development Bonds. The decrease in interest expense for the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000 is due to a decrease in the balance outstanding under the Credit Facility and decreased interest rates applicable under the Credit Facility.

Nine Months Ended April 30, 2001 versus Nine Months Ended April 30, 2000

	Nine Months Ended
	April 30,			Percentage
	2001	2000	Increase	Increase
	(unaudited)
	(dollars in thousands)

Resort Revenue	$ 458,655	$ 440,493	18,162	4.1
Resort Operating Expense	327,459	314,632	12,827	4.1

Resort Revenue. Resort Revenue for the nine months ended April 30, 2001 and 2000 is presented by category as follows:

	Nine Months Ended			Percentage
	April 30,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	(unaudited)
	(dollars and skier days in thousands, except ETP)

Lift Ticket	$ 158,982	$ 143,607	15,375	10.7
Ski School	44,131	39,897	4,234	10.6
Dining	62,924	60,080	2,844	4.7
Retail/Rental	83,864	75,237	8,627	11.5
Hospitality	64,369	58,939	5,430	9.2
Other	44,385	62,733	(18,348)	(29.2)

Total Resort Revenue	$ 458,655	$ 440,493	18,162	4.1

Total Skier Days	4,942	4,595	347	7.6

ETP	$ 32.17	$ 31.25	$ 0.91	2.9

The decrease in other resort revenue of $18.3 million for the nine months ended April 30, 2001 as compared to the nine months ended April 30, 2000 is due primarily to the absence of insurance revenue related to skier day and business interruption insurance that was recorded in fiscal 2000. Other resort revenue also consists of ancillary recreation operations such as Adventure Ridge and Adventure Point, golf operations, private club operations, municipal support services for the resort villages, brokerage operations and commercial leasing.

Resort Operating Expense. Resort operating expense for the nine months ended April 30, 2001 was $327.5 million, an increase of $12.8 million, or 4.1%, compared to the nine months ended April 30, 2000. Operating expense increases as operating volumes increase, due to the variable cost nature of many of the Company's operations. In addition, the Company increased seasonal hourly wages and has experienced an increase in workers' compensation claims compared to the nine months ended April 30, 2000. The Company's resort operating margins have actually improved as compared to fiscal 2000 considering the associated operating expense. This increase in operating margin is the result of a comprehensive cost management program implemented at all levels of the Company throughout fiscal 2001.

Real Estate Revenue. Revenue from real estate operations for the nine months ended April 30, 2001 was $25.2 million, a decrease of $11.5 million, or 31.4% compared to the nine months ended April 30, 2000. As previously noted, the Company's inventory of available real estate held for sale has decreased as compared to fiscal 2000, therefore the decrease in real estate revenue is expected. However, the Company's share of income from its equity investment in Keystone/Intrawest LLC has increased as compared to the nine months ended April 30, 2000, resulting in an increased margin on real estate operations.

Real Estate Operating Expense. Real estate operating expense for the nine months ended April 30, 2001 was $18.3 million, a decrease of $14.6 million, or 44.3% compared to the nine months ended April 30, 2000. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with the sale of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The decrease in real estate operating expense is due to the decrease in real estate sales noted above.

Technology Revenue. Technology revenue for the nine months ended April 30, 2001 was $2.1 million, and was generated primarily by the internet service provider and website development operations of RTP.

Technology Expense. Technology expense for the nine months ended April 30, 2001 was $3.1 million and included operating expense for RTP as well as the Company's equity share of the net loss generated by Lowther Ltd.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.8 million, or 4.0%, for the nine months ended April 30, 2001 as compared to the nine months ended April 30, 2000. The increase was primarily attributable to an increased fixed asset base due to the completion of capital improvements.

Interest expense. During the nine months ended April 30, 2001 and April 30, 2000, the Company recorded interest expense of $25.8 million and $27.6 million, respectively, relating primarily to the Senior Subordinated Notes, the Credit Facility, the SSV Facility and the Industrial Development Bonds. The decrease in interest expense over fiscal 2000 is due primarily to a decreased balance outstanding under the Credit Facility and decreased interest rates.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the nine months ended April 30, 2001 the Company made payments of $42.3 million for resort capital expenditures and $35.2 million for investments in real estate. The primary projects included in resort capital expenditures were (i) the expansion of Pete's Bowl in Blue Sky Basin at Vail, including a new high-speed four-passenger chairlift, (ii) implementation of an enterprise resource planning system, (iii) a new laundry facility at Keystone, (iv) expansion of the grooming fleet, and (v) upgrades and remodeling at the Village at Breckenridge and Lodge at Vail. The primary projects included in investments in real estate were (i) continued development of the Red Sky Ranch golf community, (ii) planning and construction of The Ritz-Carlton® , Bachelor Gulch, and (iii) planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make resort capital expenditures totaling between $10 and $20 million during the remainder of fiscal 2001. The primary projects are anticipated to include (i) ski area expansion of Peak 7 at Breckenridge, (ii) Keystone's snowmaking lower pipeline replacement, (iii) upgrades to office and front line information systems, (iv) continued implementation of an enterprise resource planning system, and (v) significant renovations of the Lodge at Vail. Investments in real estate during the remainder of fiscal 2001 are expected to total approximately $20 to $30 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, a golf community that will include two 18-hole golf courses, (iii) construction of The Ritz-Carlton, Bachelor Gulch, and (iv) investments in developable land at strategic locations at all four ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

During the nine months ended April 30, 2001, the Company invested $2.9 million cash for a 49% equity investment in Lowther Ltd. The Company also invested $1.8 million cash in a joint venture for the construction of The Ritz-Carlton® , Bachelor Gulch. The Company received distributions from Keystone/Intrawest LLC totaling $10.9 million.

During the nine months ended April 30, 2001, the Company used $64.8 million in cash in its financing activities consisting of $61.6 million in net long-term debt payments and $7.4 million in cash financing to equity-method investees, net of $3.2 million in proceeds from the exercise of stock options and $1.1 million from the cancellation of swap agreements. 307,480 employee stock options were exercised during the nine months ended April 30, 2001 at exercise prices ranging from $10.00 to $21.13. Additionally, 4,194 shares of restricted stock were issued to management.

Based on current anticipated levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and is required to be adopted concurrently with SFAS No. 133. The Company has not engaged in hedging activities and therefore the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

The Company is required to adopt Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", and FASB Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), in the fourth quarter of fiscal 2001. SAB 101 provides guidance on the application of existing accounting standards with respect to revenue recognition. EITF 99-19 provides guidance on reporting revenue and related costs of revenue. The adoption of SAB 101 and EITF 99-19 will change the Company's method of recording revenue related to property management. The Company currently records property management revenue net of the owners' share of rental revenue. Application of the guidance in SAB 101 requires that the owners' share of rental revenue be recorded as cost of sales. The Company estimates that this change will increase reported annual revenue by approximately $30 million with a corresponding increase to cost of sales. The adoption of SAB 101 will not affect operating or net income.

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

  a significant downturn in general business and economic conditions, unfavorable weather conditions, including inadequate snowfall in the early season, failure to attract and retain sufficient workforce,
  failure to obtain necessary approvals needed to implement planned development projects, competition in the ski and resort industry,
  failure to successfully integrate acquisitions, and
  adverse changes in vacation real estate markets.

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2001, the Company had $57.0 million of variable rate indebtedness, representing 17% of the Company's total debt outstanding, at an average interest rate during the nine months ended April 30, 2001 of 6.65% (see Note 5 of the Notes to Consolidated Financial Statements). Based on the average floating rate borrowings outstanding during the nine months ended April 30, 2001 a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by $0.1 million.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits:

The following exhibits are incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.
Exhibit Number	Description	Sequentially Numbered Page
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

10.22	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320.)
10.23	Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)
21	Subsidiaries of Vail Resorts, Inc.	13

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 14, 2001.

VAIL RESORTS, INC.

Date:	June 14, 2001	By:	/s/ James P. Donohue

James P. Donohue
Senior Vice President and
Chief Financial Officer