Form 10-K405
period 2001-07-31
VAIL RESORTS INC
filed 2001-10-29
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K. --ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[Fee Required]
For the fiscal year ended	July 31, 2001

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[No Fee Required]
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(970) 476-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $459.7 million on October 16, 2001, and was calculated using the per share closing price thereof on the New York Stock Exchange Composite Tape. As of October 16, 2001, 35,131,655 shares were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,691,821 shares were Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Annual Meeting of Shareholders to be held January 9, 2002 is incorporated by reference herein into Part III, Items 10 through 13.

PART I

ITEM 1.  BUSINESS

General

Vail Resorts, Inc. was organized as a holding company in 1997 and operates through various subsidiaries (collectively, the "Company"). The Company is one of the leading resort operators in North America. The Company's operations are grouped into three segments, Resort, Real Estate, and Technology, which represented approximately 94%, 6%, and less than 1%, respectively, of the Company's revenues for the 2001 fiscal year. The Company's Resort segment owns and operates five resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile. The Company's Real Estate segment develops, buys and sells real estate in and around the Company's resort communities. The Technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries. Financial information by segment is presented in Note 10, Segment Information, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

In October 2001, the Company announced that the Company had entered into an agreement with Olympus Real Estate Partners ("Olympus"), a private investment fund, to acquire a majority interest in Rockresorts International LLC ("Rockresorts"), a luxury resort hotel management company, and had secured management contracts on Olympus' five resort hotels across the United States. The Company also announced that it had entered into a contract to acquire The Ritz-Carlton, Rancho Mirage from Olympus. The hotel will be renamed The Lodge at Rancho Mirage and will be managed by Rockresorts. Additionally, Vail Resorts announced that five of its existing hotels, currently managed as independent properties, will be re-branded and managed by Rockresorts. Both transactions are scheduled to close on November 1, 2001. See Note 16, Subsequent Events, of the Notes to the Consolidated Financials Statements included in Part I, Item 8 of this report for more detailed information on the transactions.

Resort Segment

The Company's portfolio of resorts currently includes:

  Vail Mountain ("Vail")--the largest single ski mountain complex in North America, currently ranked the number two ski resort in North America by SKI magazine and the most visited ski resort in the United States for the 2000/01 ski season;
  Beaver Creek Resort ("Beaver Creek")--one of the world's premier family-oriented mountain resorts, currently ranked the number six ski resort in North America by SKI magazine;
  Breckenridge Mountain ("Breckenridge")--an attractive destination resort with numerous après-ski activities and an extensive bed base, currently ranked the number ten ski resort in North America by SKI magazine;
  Keystone Resort ("Keystone")--a year-round family vacation destination, currently ranked the number twelve ski resort in North America by SKI magazine; and
  Grand Teton Lodge Company ("GTLC")--a summer destination resort with four resort properties in and around Grand Teton National Park.

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

Vail, Beaver Creek, Breckenridge and Keystone, all located within Colorado, are year-round mountain resorts offering a full complement of on- and off-snow activities, including skiing, snowboarding, telemark skiing, skiboarding, snowshoeing, tubing, thrill sledding, mountain biking, golf, and many other activities. GTLC is an exclusively summer destination resort with operations within Grand Teton National Park in Wyoming and a golf and tennis club located outside the park. The Company also owns a 51% interest in Snake River Lodge & Spa ("SRL&S"), a year-round lodging property located at the base of the Jackson Hole ski area in Teton Village which is operated by GTLC.

There are approximately 800 ski areas in North America and approximately 490 in the United States, ranging from small ski area operations which service day skiers to large resorts which attract both day skiers and destination resort guests looking for a comprehensive vacation experience. Our ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs metropolitan areas), accessibility from Denver International Airport, Vail/Eagle County Airport and Colorado Springs Airport, and the wide range of amenities available at each resort. Colorado has approximately 26 ski areas, eight of which are classified by Colorado Ski Country USA as "Front Range Destination Resorts", catering to both the Front Range and destination skier markets. The Company's ski resorts accounted for approximately 69% of total Colorado skier visits in the Front Range Destination Resort market for the 2000/01 ski season.

The primary ski industry statistic for measuring performance is "skier visit", defined as one person using a ski area for all or any part of a day or night, and includes both paid and complimentary access. During the 2000/01 ski season, combined skier visits for all North American ski areas were approximately 75.1 million, U.S. skier visits approximated 57.3 million, and Colorado ski areas recorded approximately 11.5 million skier visits. The Company's four ski resorts had 5.0 million total skier visits during the 2000/01 ski season, representing an approximate 43% share of total Colorado skier visits, an approximate 8.7% share of U.S. skier visits, and an approximate 6.6% share of the North American market's skier visits. Skier visits at the Company's four ski resorts increased 8.3% from the 1999/2000 season to the 2000/01 season.

The ski resort industry has undergone a period of consolidation in recent years, as the cost of capital improvements and infrastructure required to remain competitive has increased. As a result, the 2000/01 season marked the lowest number of operating resorts in the U.S. in at least 19 seasons. Despite this consolidation, the industry remains highly fragmented, as no single resort operator accounted for more than 10% of the United States' 57.3 million skier visits during the 2000/01 season. However, we believe that the consolidation trend will continue, and as such we will continue to selectively review and pursue those acquisition opportunities which we believe will provide attractive investment returns.

The ski resort industry is highly competitive. The Company competes with other ski areas in Colorado, the United States, and worldwide, as well as other non-ski vacation destinations for guests. The Company's major U.S. competitors include ski resorts in Utah, Lake Tahoe, New England and other major Colorado ski areas including the Aspen area resorts, Copper Mountain, Crested Butte, Steamboat Springs, Telluride and Winter Park. Ski resorts compete for skiers in a variety of categories, including terrain, challenge, grooming, service, lifts, accessibility, value, weather/snow and on- and off-mountain amenities. Our resorts consistently rank in the top 20 resorts in North America according to industry surveys.

Our ski resorts are highly competitive in all categories with respect to attracting day skiers and destination guests for the following reasons:

  We have some of the most expansive and varied terrain of any resort in North America--Vail alone offers 5,289 skiable acres. Our four ski resorts offer over 10,800 skiable acres, with substantial offerings for beginner, intermediate and advanced skiers.
  Our locations in the Colorado Rocky Mountains provide average yearly snowfall of between 20 and 30 feet, which is significantly higher than the average for all ski resorts in the Rocky Mountains.
  Our resorts are proximate to both Denver International Airport and Vail/Eagle County Airport, providing ease of access for destination visitors; day skiers can access our resorts via a major interstate highway.
  We continue to invest in the latest technology in snowmaking systems, and we have one of the most extensive fleets of grooming equipment in the world.
  We systematically replace lifts and in the past several years we have installed 13 high-speed four-passenger chairlifts, a state-of-the-art gondola, a high-speed six-passenger lift at Keystone, and the United States' first double-loading high-speed six-passenger chairlift at Breckenridge.
  We provide a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.
  Our 11 owned or managed hotels and inventory of over 2,000 managed condominiums across all four ski resorts provide accommodation options for all guests, from the budget-conscious traveler to families and those seeking a first-class vacation experience.
  The Keystone Conference Center, a facility owned and operated by the Company, is the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space.
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
  We are actively upgrading and expanding available services and amenities through our real estate development activities. Current projects include the continued development of the Red Sky Ranch residential golf community near Beaver Creek, preparing for the redevelopment of the Lionshead base area and other land holdings within the Town of Vail, initial planning and development of the Breckenridge Master Plan, which was announced in September 2000 and includes the Mountain Thunder Lodge condominium project, infrastructure development for the Mountain Road project at Arrowhead in Beaver Creek, continued construction of The Ritz-Carlton, Bachelor Gulch, and additional planning and development projects in and around each of the Company's resorts. Note that a variety of necessary approvals still must be obtained for these projects before we proceed with our plans.

We promote our resorts through an extensive marketing and sales program, which includes direct print media advertising in ski industry and lifestyle publications, direct marketing to a targeted audience, promotional programs, loyalty programs which reward frequent guests, and sales and marketing directed at attracting groups, corporate meetings, and convention business. Additionally, we market directly to many of our guests through our websites, which provide visitors with information regarding each of our resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein). We continue to enhance our website and Internet capabilities, which will provide the opportunity to improve our overall guest experience and more successfully market our resorts as use of the Internet grows as a vacation-planning tool.

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in early November and running through late April. In an effort to counter-balance the concentration of revenues in the winter months, we offer many non-ski season attractions, such as golf, tennis, guided fishing, and float trips. In addition, we have established ourselves as a leader in the growing sport of mountain biking; Vail hosted the 2001 World Mountain Biking Championships in September 2001.

In addition to summer operations at the ski resorts, the Company owns and operates GTLC, the Company's first resort with a predominantly summer operating season. GTLC is based in the Jackson Hole Valley in Wyoming and operates within Grand Teton National Park (the "Park") under a concessionaire contract with the National Park Service. GTLC also owns and operates Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of the park. In addition, GTLC operates SRL&S, located in Teton Village at the base of the Jackson Hole ski area. The Company has a 51% ownership interest in SRL&S. GTLC's operations within the Park and JHG&TC have operating seasons that generally run from mid-May to mid-October; operations are closed during the winter months due to lack of facility winterization features. However, SRL&S operates year-round due to its desirable location in Teton Village, proximate to the Jackson Hole ski area, Grand Teton National Park, and the town of Jackson, Wyoming.

There are over 375 areas within the National Park System covering more than 84 million acres across the United States and its territories. Of the over 375 areas, approximately 55 are classified as National Parks. There are more than 500 National Park Service concessionaires, ranging from small privately held businesses to large corporate conglomerates. The National Park Service uses "recreation visits" to measure visitations within the National Park System. In calendar 2000, areas designated as National Parks received over 66 million recreation visits. Grand Teton National Park ("the Park"), which spans approximately 310,000 acres, had 2.6 million recreation visits during calendar 2000, or approximately 4% of total National Park recreation visits. Four concessionaires provide accommodations within the Park, including GTLC. GTLC offers three lodging options within the Park: Jackson Lake Lodge, a full-service 385-room resort with conference facilities which can accommodate up to 650 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a family-oriented facility with 166 log cabins, 66 tent cabins, and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments. GTLC's resorts provide a wide array of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided park tours. Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's resorts within the Park operate near full capacity during their operating season.

Jackson Hole Golf & Tennis Club is open to both members and non-members. The 18-hole golf course, designed by Robert Trent Jones, Jr., is rated number one in Wyoming by Golf Digest magazine. There are less than 50 golf courses in the state of Wyoming, and only two in the Jackson Hole area. In addition, the tennis facility offers six tennis courts.

The Company acquired a 51% ownership interest in SRL&S in December 2000. Located in Teton Village at the base of the Jackson Hole ski area, SRL&S has 95 deluxe hotel rooms and 75 luxury condominium bedrooms. The property also features a fine dining restaurant, meeting and conference space, and a new 8,000 square foot indoor/outdoor pool complex. In addition, a 10,000 square foot spa and fitness center is currently under construction and scheduled for completion during the 2001/02 ski season.

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

Our current development activities are focused on (1) continued development of the Red Sky Ranch residential golf community near Beaver Creek, which will eventually feature 87 single-family homesites surrounding two championship 18-hole golf courses, (2) preparing for the redevelopment of the Lionshead base area and other land holdings located within the Town of Vail, (3) initial planning and development of the Breckenridge Master Plan, which was announced in September 2000 and includes the Mountain Thunder Lodge condominium project, (4) infrastructure development for the Mountain Road project at Arrowhead near Beaver Creek, and (5) additional planning and development projects in and around each of the Company's resorts.

Technology Segment

The Technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries, and includes the operations of Resort Technology Partners, LLC ("RTP"), which develops and sells, among other products, a comprehensive proprietary point-of-sale system tailored to the needs of resort companies. The Company acquired a 51% ownership interest in RTP in March 2001.

In addition, the Technology segment includes the Company's 49% equity investment in Lowther Ltd., a joint venture with Datalex plc, a leading provider of e-business solutions for the global travel industry. Lowther Ltd. is focused on the development of next-generation central reservations technology for reservation, distribution, and Customer Relationship Management software for the Company's resorts as well as a plan to market the technology to the global leisure travel industry. The Company anticipates that the "beta" version of the software will be installed and ready for use in the 2002/03 ski season.

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

In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which we undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations were not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed to date. Under the Clean Water Act, unauthorized discharges of fill can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied. The Company and the EPA have discussed the possibility of settlement of the matter without enforcement proceedings, but no mutually agreeable resolution has yet been reached.

In August 1998, we received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. As part of that process, certain federal agencies expressed concern about the analysis of potential future development on private land that the Company owns at the base of Peak 7. In response to an administrative appeal of the Forest Service approval decision by certain individuals and groups, the Regional Forester upheld the approval of the Peak 7 and 9 projects in November 1998. The Forest Service subsequently reviewed our proposed changes to develop gondola access to the Peak 7 base area and to move the lower terminal of the lift servicing the terrain and base area from public lands to private land owned by the Company. Based on an interdisciplinary review of the proposed changes, the Forest Service determined in September 2000 that the new information and changes to the proposal did not require an update or revision of the 1998 Environmental Assessment or decision notice. The U.S. Army Corps of Engineers considered the development of the base facilities on private land and the ski area improvements on public land as combined actions and issued one permit for the combined projects. The permit contains strict conditions related to the permissible impact to wetlands connected with the real estate project. Part of the trail and mountain improvements on Peak 7 have been completed and the new trails will be open for skiing for the 2001/02 ski season, although the trails will not be directly served by new chairlift access until the 2002/03 ski season. In September 2000, we submitted to the Town of Breckenridge a revised master plan development application for the private land development at the base of Peaks 7 and 8. The review process by the Town of Breckenridge is continuing.

We have also sought approval from the Forest Service and other agencies to develop chairlifts, associated skiing terrain, and snowmaking in Jones Gulch, which is located within the current Keystone permit area. This development will be the subject of an environmental review, and work continues in this effort. Other agencies will conduct related reviews. The initial issues include the potential effect of the expansion on wildlife and water quality, and it is possible that the future resolution of these issues could affect whether, in what form, and under what conditions the project is approved. In December 1998, the U.S. Army Corps of Engineers notified Keystone that it had preliminarily determined that the wetlands permit for Keystone's snowmaking diversion limits such diversions to 550 acre-feet annually. We requested that the permit be modified to allow Keystone to withdraw up to 1,350 acre-feet annually for snowmaking and in April 2000, the U.S. Army Corps of Engineers approved our request, subject to certain conditions which we believe can be satisfied. In March 2000, we announced that Keystone and the Forest Service would conduct a joint water quality study of snowmaking at Keystone. The study was completed and indicated that levels of tested metals were well within water quality standards.

In the spring of 2000, the Company submitted a proposal to the Forest Service concerning additional snowmaking at Vail Mountain and race facility expansion at Golden Peak. The Company withdrew this proposal in lieu of plans to make a new proposal, expected in early 2002, to combine the snowmaking and race expansion with a new master development plan for Vail Mountain. In addition, the Company submitted a separate proposal to the U.S. Forest Service concerning a proposed Beaver Creek gondola, a portion of which would cross public lands on Beaver Creek Mountain within our existing permit boundaries. Analysis is ongoing, but decision-making relating to the public lands issues related to the gondola proposal will not take place until completion of the Forest Service revision of the White River Forest Plan. The White River Forest Plan was expected to be completed sometime this year, but has not yet occurred.

Our resort operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and U.S. Army Corps of Engineers approvals discussed above. In particular, our operations are subject to environmental laws and regulations, and compliance with such laws and regulations may require expenditures or modifications of our development plans and operations in a manner that could have a detrimental effect on us. There can be no assurance that new applications of existing laws, regulations, and policies, or changes in such laws, regulations, and policies, will not occur in a manner that could have a detrimental effect to us, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to us. Although we believe that we will be successful in implementing our development plans and operations in ways satisfactory to us, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (2) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. Vail Mountain operates under a unified permit for the use of 12,950 acres that expires October 31, 2031. Breckenridge operates under a Term Special Use Permit for the use of 3,156 acres that expires on December 31, 2029. Keystone operates under a Term Special Use Permit for the use of 5,571 acres that expires on December 31, 2032. After combining two prior permits covering the Beaver Creek property, the Beaver Creek Mountain Resort now operates under a Term Special Use Permit for the use of 2,695 acres that expires on December 31, 2038. The Forest Service can terminate most of these permits if it determines that termination is required in the public interest. However, to our knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permitee.

For use of our permits, we pay a fee to the Forest Service ranging from 1.5% to 4.25% of sales occurring on Forest Service land. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.

GTLC operates three resort properties within Grand Teton National Park under a concession contract with the National Park Service. The concession contract expires at the end of 2002, at which time the contract renewal will be subject to a competitive bidding process under the final rules promulgated earlier this year to implement the concession provisions of the National Park Omnibus Management Act of 1998. The renewal provision of the new regulation is less favorable to the existing concessionaire than the comparable provision under the old regulation. These final rules were challenged in lawsuits filed recently by or on behalf of one or more existing concessionaire(s). The concessionaire(s) have appealed an adverse ruling at the U.S. District Court level, and a decision on the appeal is expected sometime in 2002. The Company was not a party to the original lawsuit and is not a party to the appeal. Although we cannot predict or guarantee the outcome of the rules or our prospects for renewal, we currently anticipate we will be well positioned to obtain the renewal of the contract on satisfactory terms. Under the final rules, should we not receive the renewal of the concession contract, we would be compensated for the value of our "possessory interest" in the assets of the three resort properties operated under the concession contract, which is generally defined as the reconstruction cost of such assets less depreciation.

ITEM 2. PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company (all properties are used in the Resort segment, except where the use indicated is "real estate held for sale or development", which is used in the Real Estate segment):

Location	Ownership	Use
Arrowhead Mountain	Owned	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Avon	Owned	Real estate held for sale or development
Avon	Owned	Warehouse and commercial facility
Bachelor Gulch Village	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain (2,695 acres)	Term Special Use Permit	Ski trails
Beaver Creek Resort	Owned	Golf course, commercial space, employee housing and residential spaces
Breckenridge Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Breckenridge Mountain (3,156 acres)	Term Special Use Permit	Ski trails
Colter Bay Village	Concessionaire contract	Lodging and resort operations, dining
Great Divide Lodge	Owned	Lodging, dining and conference facilities
Inn at Beaver Creek	Owned	Lodging, dining and conference facilities
Inn at Keystone	Owned	Lodging, dining and conference facilities
Jackson Hole Golf and Tennis Club	Owned	Lodging, golf course, tennis facilities, dining, conference facilities, real estate held for sale or development
Jackson Lake Lodge	Concessionaire contract	Lodging and resort operations, dining, conference facilities
Jenny Lake Lodge	Concessionaire contract	Lodging and resort operations, dining
Keystone Conference Center	Owned	Conference facility
Keystone Lodge	Owned	Lodging and resort operations
Keystone Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Keystone Mountain (5,571 acres)	Term Special Use Permit	Ski trails
Keystone Ranch	Owned	Golf course and restaurant facilities
Keystone Resort	Owned	Resort operations, dining, commercial space, conference facilities, real estate held for sale or development
Red Sky Ranch	Owned	Golf course under construction and real estate held for sale and development
River Course at Keystone	Owned	Golf course and club
Seasons at Avon	Leased	Corporate offices
Ski Tip Lodge	Owned	Lodging and dining facilities
Snake River Lodge & Spa	51%-owned	Lodging, dining, conference and spa facilities
The Lodge at Vail	Owned	Lodging, dining and conference facilities, real estate held for sale or development
The Ritz-Carlton, Bachelor Gulch	49%-owned	Lodging, dining, conference and spa facilities
Vail Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Vail Mountain (12,590 acres)	Term Special Use Permit	Ski trails
Village at Breckenridge	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	51.2%-owned	Over 80 retail stores for recreational products

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

In late July 1999, the U.S. Army Corps of Engineers alleged that certain road construction we undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. In August 1999, three organizations and one individual collectively notified us and the federal agencies that if the alleged violations are not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed to date. Under the Clean Water Act, unauthorized discharges of fill can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered us to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to our restoration plan approved by the EPA. The EPA is considering enforcement action, and although we cannot guarantee a particular result, we do not anticipate that a material fine will be levied. The Company and the EPA have discussed the possibility of settlement of the matter without enforcement proceedings, but no mutually agreeable resolution has yet been reached.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MTN". The Company's Class A Common Stock is not listed on any exchange and is not publicly traded. Class A Common Stock is convertible into Common Stock. As of October 16, 2001, 35,131,655 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock held by approximately three holders and 27,691,821 shares were Common Stock held by approximately 4,500 holders.

Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of Common Stock held, the Company has never paid nor declared a cash dividend on its Common Stock or Class A Common Stock. The declaration of cash dividends in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed relevant by the Board of Directors at that time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business, and the Company does not anticipate paying any cash dividends on its shares of Common Stock or Class A Common Stock in the foreseeable future.

The following table sets forth, for the fiscal years ended July 31, 2001 and 2000, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sale prices of Vail Resorts, Inc. Common Stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2001
1st Quarter	$ 21.88	$ 17.31
2nd Quarter	24.75	21.06
3rd Quarter	24.20	18.40
4th Quarter	22.00	18.40

Year Ended July 31, 2000
1st Quarter	$ 23.50	$ 17.06
2nd Quarter	23.13	15.06
3rd Quarter	19.63	14.75
4th Quarter	18.38	15.13

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the fiscal years ended July 31, 2001, 2000 and 1999, the ten-month fiscal period ended July 31, 1998 and fiscal year ended September 30, 1997 are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent accountants, and should be read in conjunction with those statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The unaudited pro forma financial data for the twelve months ended July 31, 1998 and 1997 are restated to reflect the Company's change in fiscal year and assume that the acquisition of Breckenridge and Keystone and the Company's initial public offering occurred on August 1, 1996, rather than the actual January 3, 1997 acquisition date and February 4, 1997 initial public offering date. In addition, the unaudited pro forma financial data below exclude the operations of the Arapahoe Basin resort, which the Company divested during fiscal 1997 pursuant to a consent decree with the U.S. Department of Justice. The pro forma results are not necessarily indicative of the results that would have been achieved nor are they necessarily indicative of future results of operations. The data presented below are in thousands, except per share amounts and percentages.

				Ten-Month	Pro Forma
	Fiscal Year			Fiscal Period	Twelve Months		Fiscal Year
	Ended			Ended	Ended		Ended
	July 31,			July 31,	July 31,		September 30,
	2001	2000	1999	1998	1998	1997(2)	1997(1)

Statement of Operations Data:
Revenue:
Resort	$ 520,762	$ 499,415	$ 431,788	$ 336,547	$ 350,498	$ 292,127	$ 259,038
Real estate	35,243	51,684	43,912	73,722	84,177	74,356	71,485
Technology	3,274	1,960	--	--	--	--	--
Total revenue	559,279	553,059	475,700	410,269	434,675	366,483	330,523
Operating expenses:
Resort	402,662	386,637	345,687	222,201	244,432	204,724	177,378
Real estate	22,971	42,066	34,386	62,619	74,057	64,646	66,307
Technology	5,046	1,676	--	--	--	--	--
Depreciation and amortization	65,167	61,435	53,256	36,838	42,965	37,997	34,044
Total operating expenses	495,846	491,814	433,329	321,658	361,454	307,367	277,729
Income from operations	63,433	61,245	42,371	88,611	73,221	59,116	52,794
Net income	18,700	15,338	12,791	41,018	30,073	25,966	19,698
Diluted net income per common share	$ 0.53	$ 0.44	$ 0.37	$ 1.18	$ 0.87	$ 0.75	$ 0.64
Other Data:
Resort
Resort EBITDA (3)	$ 118,100	$ 112,778	$ 86,101	$ 114,346	$ 106,066	$ 87,403	$ 81,660
Resort EBITDA margin	22.7%	22.6%	19.9%	34.0%	30.3%	29.9%	31.5%
Skier visits(4)	4,975	4,595	4,606	4,717	4,717	4,890	4,273
Resort revenue per skier visit(7)	$ 98.65	$ 102.35	$ 91.16	$ 71.35	$ 74.31	$ 59.74	$ 60.62
Real Estate
Real estate operating income(5)	12,272	9,618	9,526	11,103	10,120	9,710	5,178
Real estate held for sale and investment(6)	159,177	147,172	152,508	138,916	138,916	155,672	154,925
Technology
Technology operating income (loss)	(1,772)	284	--	--	--	--	--
Balance Sheet Data
Total assets	1,180,965	1,127,818	1,089,239	912,122	912,122	814,816	855,949
Long-term debt (including current maturities)	388,380	394,235	398,186	284,014	284,014	236,347	265,062
Stockholders' equity	$ 519,171	$ 493,755	$ 476,775	$ 462,624	$ 462,624	$ 417,187	$ 405,666

(footnotes appear on following page)

Footnotes to Selected Financial Data:
(1)

The financial data for the fiscal year ended September 30, 1997 includes the results of operations of Keystone and Breckenridge for the 270-day period from the date of acquisition January 4, 1997 to September 30, 1997.

(2)	Pro forma twelve months ended July 31, 1997 results are presented excluding a pre-tax $2.2 million reorganization charge and an $8.5 million one-time non-recurring charge to resort operating expense.
(3)

Resort EBITDA (earnings before interest income and expense, income tax expense, depreciation and amortization) is defined as revenues from resort operations less resort operating expenses. Resort EBITDA is not a term that has an established meaning under generally accepted accounting principles ("GAAP"), and it might not be comparable to similarly titled measures reported by other companies. The information concerning Resort EBITDA is included because the Company believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort EBITDA does not purport to represent cash provided by operating activities, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For information regarding our historical cash flows from operating, investing and financing activities, see our Consolidated Financial Statements included elsewhere in this Form 10-K.

(4)	A skier visit represents one guest accessing a ski mountain for all or any part of a day or night and includes both paid and complimentary tickets and ski passes.
(5)

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

(6)

Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investments in real estate joint ventures.

(7)

Resort revenue per skier visit excludes revenue generated by Grand Teton Lodge Company and Snake River Lodge & Spa from the calculation because those business do not support any of the Company's ski areas.

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

The Company's 2000/01 ski season was highlighted by a number of positive trends: a) an 87% increase in the number of season passes sold compared to the 1999/2000 season, b) more normal early season snowfall than in the previous two ski seasons, which contributed to a strong early season as well as providing momentum for the remainder of the season, c) a return to more normal Christmas/New Year holiday travel patterns after concerns surrounding the millennium dampened holiday travel for the 1999/2000 season, d) a rebound in visitation from international guests as compared to the 1999/2000 season, and e) an increase in the Company's share of the Colorado skier market from the 1999/2000 ski season. As a result, the Company's four ski resorts combined logged a total of approximately 5.0 million skier visits, the best in the Company's history. In addition, Vail Mountain regained its position as the most popular ski resort in the U.S. in terms of visitation, with nearly 1.65 million skier visits. These trends, coupled with aggressive cost management, have resulted in favorable financial performance for the Company's resort segment as compared to the fiscal year ended July 31, 2000, particularly after taking into account the net benefit of $13.9 million related to skier visit insurance and $5.6 million related to business interruption insurance included in fiscal 2000.

While the ski industry nationally had a record-breaking 2000/01 ski season with an estimated 57.3 million skier visits according to preliminary reports from the National Ski Areas Association, it is estimated that approximately 78% of the national increase in skier visits from the 1999/2000 season was from existing customers participating more days rather than from new participants to the sport. As such, the Company anticipates that the resort industry will remain highly competitive. As a result, the Company intends to implement aggressive strategies to continue meaningful growth in the resort segment. The Company announced a management consolidation in the fourth fiscal quarter of 2001 which resulted in the elimination of 80 full-time positions, achieved primarily through attrition but also included the termination of 37 existing full-time management staff. The Company is also redesigning its sales and marketing strategy to leverage the success in the Front Range market and also place a stronger emphasis on attracting destination guests.

The Company has implemented a strategy to expand its hospitality business and is actively pursuing other opportunities for hospitality acquisitions in and around its resorts and other attractive locations. In June 2001, the Company announced its acquisition of the Inn at Beaver Creek, a 42-room hotel in the heart of Beaver Creek. The Company also announced in July 2001 that it had entered into a contract to acquire the Vail Marriott Mountain Resort, scheduled to close sometime on or after December 17, 2001. In October 2001, the Company announced that the Company had entered into an agreement with Olympus Real Estate Partners ("Olympus"), a private investment fund, to acquire a majority interest in Rockresorts International LLC ("Rockresorts"), a luxury resort hotel management company, and had secured management contracts on Olympus' five resort hotels across the United States. The Company also announced that it had entered into a contract to acquire The Ritz-Carlton, Rancho Mirage from Olympus. The hotel will be renamed The Lodge at Rancho Mirage and will be managed by Rockresorts. Additionally, Vail Resorts announced that five of its existing hotels, currently managed as independent properties, will be re-branded and managed by Rockresorts. Both transactions are scheduled to close on November 1, 2001. See Note 16, Subsequent Events, of the Notes to the Consolidated Financials Statements included in Part I, Item 8 of this report for more detailed information on the transactions.

The real estate climate in and around the Company's resorts remains strong. While the Company's inventory of real estate held for sale is lower in fiscal 2001 as compared to fiscal 2000, the Company has several development projects currently underway, including the development of Red Sky Ranch, a residential golf community near Beaver Creek that will include two 18-hole golf courses, Mountain Thunder Lodge, a timeshare condominium project in Breckenridge, and 11 single-family lots in Arrowhead at Beaver Creek. Approximately 65% of the Mountain Thunder Lodge units and all of the Arrowhead lots have been placed under contract. Red Sky Ranch pre-sales have exceeded the Company's expectations, with over 75% of the first offering under contract. In addition, the Company continues to benefit from its equity-method investment in the real estate joint venture completing the development of River Run at Keystone.

The Company established a new reporting segment in fiscal 2001, the Technology segment. This segment engages in the development and sales of technology-based products and services for the hospitality and resort industries, and includes the operations of RTP and the Company's equity investment in Lowther Ltd.

While the Company is pleased with its fiscal 2001 financial performance, management recognizes that as always there are uncertainties related to the continuation of this favorable financial performance in fiscal 2002 and beyond, as noted above and in the "Cautionary Statement" section of this Form 10-K. In addition, the terrorist acts against the United States on September 11, 2001 and continued military action as a result of those acts have created great uncertainty within the travel and leisure industry nationally and worldwide. The Company derives approximately 55%-60% of its resort revenue from guests arriving at the Company's resorts via air travel. While the Company experienced cancellations for group events during the September/October 2001 timeframe, approximately 50% of these events have been re-booked later in fiscal 2002, and approximately 90% of the room nights have been re-booked. In addition, season pass sales for the 2001/02 ski season are ahead of sales at this time last year for the 2000/01 ski season, and the Company expects to meet targeted revenues for season pass product sales. The Company has also implemented stringent cost reduction efforts and continues to be proactive in mitigating the potential effects of this situation, including offering value vacation packages and marketing to major metropolitan areas within reasonable driving distance from the Company's resorts. However, the Company cannot guarantee that its financial position will not be materially affected as a result of the September 11, 2001 terrorist acts, particularly in the event of the declaration of war, prolonged military retaliation, and the potential for additional terrorist acts or other acts of war against the United States.

Presented below is more detailed comparative data regarding the Company's results of operations for the following periods:

  fiscal year ended July 31, 2001 versus fiscal year ended July 31, 2000, and fiscal year ended July 31, 2000 versus fiscal year ended July 31, 1999.

Results of Operations

Fiscal Year Ended July 31, 2001 versus Fiscal Year Ended July 31, 2000 (dollars in thousands, except ETP amounts)

	Fiscal Year Ended
	July 31,			Percentage
	2001	2000	Increase	Increase
	(audited)

Resort revenue	$ 520,762	$ 499,415	$ 21,347	4.3%
Resort operating expense	402,662	386,637	16,025	4.1%

Resort revenue. Resort revenue for the fiscal years ended July 31, 2001 and 2000 is presented by category as follows:

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$159,088	$143,547	$ 15,541	10.8%
Ski school	44,138	39,898	4,240	10.6%
Dining	75,731	72,120	3,611	5.0%
Retail/rental	98,337	86,734	11,603	13.4%
Hospitality	82,107	75,253	6,854	9.1%
Other	61,361	81,863	(20,502)	(25.0)%
Total resort revenue	$520,762	$499,415	$ 21,347	4.3%

Total skier visits	4,975	4,595	380	8.3%

ETP	$ 31.98	$ 31.24	$ 0.74	2.4%

Fiscal 2001 resort revenue increased $21.3 million, or 4.3%, as compared to the fiscal 2000. This increase in resort revenue is due primarily to an 8.3% increase in skier visits and a 2.4% increase in ETP (effective ticket price, "ETP", is defined as total lift ticket revenue divided by total skier visits) compared to fiscal 2000. Front Range skiers, who tend to generate less revenue per skier visit in all resort revenue categories as compared to destination skiers, constituted a significant portion of the overall increase in skier visits. The 2.4% increase in ETP is due primarily to increased pricing. All categories of resort revenue except "other" had increased revenue as compared to fiscal 2000. In addition to the increase in skier visits, resort revenue was also enhanced by innovative ski school product offerings, increased conference and banquet business in the first fiscal quarter, an increase in the number of retail/rental outlets operated by SSI Venture LLC ("SSV", a 51.9%-owned, fully consolidated retail/rental joint venture), and internet-based rental sales, an increase in the Company's inventory of managed properties, aggressive hospitality marketing strategies during the late summer and fall seasons, and the Company's acquisition of SRL&S in December 2000.

The $20.5 million decrease in other resort revenue for fiscal 2001 as compared to fiscal 2000 is due primarily to the absence of $15.9 million of skier day insurance revenue and $5.6 million of business interruption insurance that was recorded in fiscal 2000. Other resort revenue also consists of ancillary recreation operations such as Adventure Ridge and Adventure Point, golf operations, private club operations, municipal support services for the resort villages, brokerage operations and commercial leasing.

Resort Operating Expense. Resort operating expense for fiscal 2001 was $402.7 million, an increase of $16.0 million, or 4.1%, compared to fiscal 2000. The increase in resort operating expense is primarily attributable to the increase in revenue over fiscal 2000, particularly with respect to non-lift ticket businesses, which have a higher percentage of associated variable expenses. The increased variable expenses are partially offset by a successful cost management program that was implemented at all levels of the Company's operations throughout fiscal 2001.

Real Estate Revenue. Revenue from real estate operations for fiscal 2001 was $35.2 million, a decrease of $16.4 million, or 31.8%, compared to fiscal 2000. The decrease in real estate revenue as compared to fiscal 2000 was expected, as the Company's inventory of available "for sale" real estate has declined. Real estate revenue also includes the Company's equity investment in Keystone/Intrawest LLC (the "Keystone JV"), the joint venture developing the River Run development at Keystone.

Real Estate Operating Expense. Real estate operating expense for fiscal 2001 was $23.0 million, a decrease of $19.1 million, or 45.4%, compared to fiscal 2000. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The decrease in real estate operating expense for fiscal 2001 as compared to fiscal 2000 is commensurate with the decrease in real estate sales noted above.

Depreciation and Amortization. Depreciation and amortization expense was $65.2 million, an increase of $3.7 million, or 6.1%, for fiscal 2001 as compared to fiscal 2000. The increase was primarily attributable to an increased fixed asset base due to the acquisitions of SRL&S and the Company's 51% interest in RTP as well as fiscal 2001 capital improvements.

Interest expense. During fiscal 2001 and 2000 the Company recorded interest expense of $32.0 million and $35.1 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the senior subordinated debt issued in May 1999. The decrease in interest expense for fiscal 2001 compared to fiscal 2000 is attributable to a decrease in the average balance outstanding under the Credit Facility combined with reduced interest rates during fiscal 2001.

Fiscal Year Ended July 31, 2000 versus Fiscal Year Ended July 31, 1999 (dollars in thousands, except ETP amounts)

	Fiscal Year Ended
	July 31,			Percentage
	2000	1999	Increase	Increase
	(audited)

Resort revenue	$499,415	$431,788	$ 67,627	15.7%
Resort operating expense	386,637	345,687	40,950	11.8%

Resort revenue. Resort revenue for the fiscal years ended July 31, 2000 and 1999 is presented by category as follows:

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2000	1999	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$143,547	$138,536	$ 5,011	3.6%
Ski school	39,898	37,986	1,912	5.0%
Dining	72,120	62,382	9,738	15.6%
Retail/rental	86,734	77,793	8,941	11.5%
Hospitality	75,253	65,839	9,414	14.3%
Other	81,863	49,252	32,611	66.2%
Total resort revenue	$499,415	$431,788	$ 67,627	15.7%

Total skier visits	4,595	4,606	(11)	(0.2)%

ETP	$ 31.24	$ 30.08	$ 1.16	3.9%

Lift ticket revenue increased due to a 3.9% increase in ETP. The increase in ETP is primarily attributable to increased ticket sales during peak-pricing periods during the third quarter due to increased visitation, an increase in lead ticket prices at Keystone and Breckenridge along with a higher sales price on the Company's Buddy Pass season pass product, a discounted season pass product for Keystone and Breckenridge Mountains. The increase in ETP from these factors was offset slightly by a downturn in the percentage of destination and international guests, who tend to generate higher ETP than local and Front Range skiers. Skier visits were impacted by the slow millennium period travel patterns across the U.S. travel industry, weak pre-Christmas activity and unfavorable weather early in the second quarter.

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

Retail/rental revenue increased primarily due to a strong operating season for GTLC and the inclusion of a full fiscal year's results for GTLC compared to only two months in fiscal 1999. The Company's retail/rental outlets operated by SSV also experienced increased revenue over fiscal 1999.

Hospitality revenue increased primarily as a result of a full fiscal year's results included for GTLC and higher occupancy rates at GTLC during the current operating season. In addition, the Great Divide Lodge at Breckenridge saw increased occupancy during fiscal 2000 due to extensive renovations to the hotel in fiscal 1999 and increased conference room nights due to focused sales efforts.

The increase in other revenue is primarily attributable to the estimated net insurance claim from the Company's Reduced Skier Visit Insurance Policy along with the final settlement of the business interruption claim from the Vail fires. Other revenue also increased as a result of the increase in commercial leasing revenue, the inclusion of revenue related to the Internet Service Provider and web site development company purchased in November 1999 and GTLC's revenues for a full fiscal year, the openings of the River Course at Keystone and the Bachelor Gulch Club, and an increase in municipal support operations at Beaver Creek and Keystone, licensing and sponsorships, and brokerage operations.

Resort Operating Expense. Resort operating expense for the year ended July 31, 2000 was $386.6 million, an increase of $40.9 million, or 11.8%, compared to the year ended July 31, 1999. The increase in resort operating expense is commensurate with the increase in revenue over fiscal 1999. In addition, the Company accelerated implementation of marketing and technology strategies for the fiscal 2001 ski season into the fourth quarter of fiscal 2000 and employee benefits expenses rose due to the increasing costs of medical care and management bonuses payable under the Company's long term incentive plan. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from lower-margin non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by a successful cost management program that was implemented at all levels of the Company's operations throughout the fiscal year.

Real Estate Revenue. Revenue from real estate operations for the year ended July 31, 2000 was $51.7 million, an increase of $7.8 million, or 17.7%, compared to the year ended July 31, 1999. Revenue for fiscal 2000 consisted primarily of the sale of 17 Arrowhead Alpine Club residential condominiums, one residential condominium each in Beaver Creek and Arrowhead Villages, the sale of seven development sites in Bachelor Gulch, the sale of three development sites in Arrowhead, the sale of one development site in Avon, and the profit share from the Company's investment in the Keystone JV. Profits generated by the Keystone JV during fiscal 2000 included the sale of 113 village condominium units at the River Run development, and seven single-family homesites surrounding the 18-hole River Course. Real estate revenue for fiscal 1999 consisted primarily of the sale of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead, the sale of two single-family homesites and four multi-family homesites at Bachelor Gulch, and our investment in the Keystone JV. Profits generated by the Keystone JV during fiscal 1999 included the sale of 195 village condominium units, primarily at the River Run development, and 60 single-family homesites surrounding the River Course golf course.

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

Cash flows used in investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. Resort capital expenditures for fiscal 2001 were $57.8 million and investments in real estate for that period were $39.2 million. The primary projects included in resort capital expenditures were (i) the expansion of Pete's Bowl in Blue Sky Basin at Vail, including a new high-speed four-passenger chairlift, (ii) implementation of an enterprise resource planning system, (iii) a new laundry facility at Keystone, (iv) expansion of the grooming fleet, and (v) upgrades and remodeling at the Village at Breckenridge and Lodge at Vail. The primary projects included in investments in real estate were (i) continued development of the Red Sky Ranch golf community, (ii) construction of the Mountain Thunder Lodge condominium project at Breckenridge, and (iii) investments in developable land and the planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make resort capital expenditures of approximately $50 million to $60 million during fiscal 2002. The primary projects are anticipated to include (i) construction of a comprehensive 13,000 square foot children's ski school and daycare facility at Breckenridge, (ii) planning and development of the Peak 7 skiway improvements in Breckenridge which includes 165 acres of slopes and trails, power and telecommunications, construction of a patrol hut and the purchase of snowmaking equipment, (iii) expansion and enhancement of grooming and snowmaking equipment at all four ski resorts, (iv) renovation and expansion of employee housing facilities at GTLC, and (v) implementation and improvement of back-office systems. Investments in real estate during fiscal 2002 are expected to total approximately $65 to $75 million. The primary projects are anticipated to include (i) continued development of the Red Sky Ranch residential golf community near Beaver Creek, which will eventually include 87 single-family homesites surrounding two championship 18-hole golf courses, (ii) preparing for the redevelopment of the Lionshead base area and other land holdings located within the Town of Vail, (iii) development of the Breckenridge Master Plan, which was announced in September 2000 and includes the Mountain Thunder Lodge condominium project, (iv) infrastructure development for the Mountain Road project at Arrowhead near Beaver Creek, and (v) additional planning and development projects in and around each of the Company's resorts.

The Company's cash flows used in investing activities also included $19.5 million in cash paid for two hotel acquisitions and an investment in a technology joint venture, $14.1 million in net distributions from equity-method investments, and $0.5 million cash received from the sale of fixed assets.

During the fiscal 2001, the Company used $7.7 million in cash in its financing activities, consisting of $5.9 million in net long-term debt payments and $7.4 million in cash financing provided to equity-method investees, net of $4.5 million in proceeds from the exercise of stock options and $1.1 million from the cancellation of swap agreements. 490,649 employee stock options were exercised at exercise prices ranging from $6.85 to $21.13. Additionally, 8,619 shares of restricted stock were issued to management.

Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and was required to be adopted concurrently with SFAS No. 133. The Company does not engage in hedging activities and therefore the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

The Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", and FASB Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), in the fourth quarter of fiscal 2001. SAB 101 provides guidance on the application of existing accounting standards with respect to revenue recognition. EITF 99-19 provides guidance on reporting revenue and related costs of revenue. The adoption of SAB 101 and EITF 99-19 did not have a material impact on the Company's financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations". The major provisions of SFAS No. 141 include (a) the elimination of the pooling-of-interests method of accounting for business combinations, (b) additional criteria for the recognition of intangible assets independent of goodwill, and (c) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The majority of the provisions of APB Opinion No. 16 are retained by SFAS No. 141. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company plans to apply the provisions of SFAS No. 142 during its fiscal year ended July 31, 2002 and is therefore required to have completed the first "step" of its impairment testing by the end of its second fiscal quarter. Pursuant to SFAS No. 142, the Company will no longer amortize goodwill, and will therefore not incur approximately $1.6 million per quarter in amortization expense on a prospective basis. The Company has not yet determined the impact the remaining provisions of SFAS No. 142, including its tests for impairment, will have on its financial position or results of operations. However, there may be more volatility in reported income than under previous standards because impairment losses are likely to occur irregularly and in varying amounts.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

In September of 2001, the Emerging Issues Task Force reached consensus on EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" ("EITF 01-10"). EITF 01-10 provides accounting and disclosure guidance for losses and costs incurred as a result of the September 11 events, and for related insurance recoveries and federal assistance provided to air carriers in the form of direct compensation. The Company does not believe the provisions of EITF 01-10 will have a material impact on the Company's financial position or results of operations.

Other

The Company purchased a Reduced Skier Visit Insurance Policy, a customized insurance product, for the 1999-2000 ski season. The policy provided for the Company to receive a fixed payment for each paid skier visit below certain targeted levels for the season. The Company settled its claim under the Reduced Skier Visit Insurance Policy in January 2001 for a total of $16.1 million, $15.9 million of which was recorded as revenue in fiscal 2000 and $0.2 million of which was recorded as revenue in fiscal 2001. The entire settlement amount has been collected by the Company.

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

Seasonality and Quarterly Results

The Company's ski and resort operations are seasonal in nature. In particular, revenues and profits at the Company's ski resorts are substantially lower and historically result in losses in the summer months due to the closure of its ski operations. SRL&S, while open year-round, generates the majority of its revenues during the winter season. Conversely, GTLC's peak operating season occurs during the summer months while the winter season generally results in operating losses due to closure of all revenue generating operations. However, revenues and profits generated by GTLC's summer operations are not sufficient to fully offset the Company's off-season losses from its ski resorts. During the 2001 fiscal year, 76.5% of total resort revenues were earned during the second and third fiscal quarters. Quarterly results may be materially affected by the timing of snowfall and the integration of acquisitions. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. The Company is taking steps to smooth its earnings cycle by investing in additional summer activities, such as golf course development, and also through the acquisition of new resorts, such as GTLC. (See Note 13 of the Notes to Consolidated Financial Statements for Selected Quarterly Financial Data).

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

Unfavorable Weather Conditions

The ski industry's ability to attract visitors to its resorts is influenced by weather conditions and the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits. In the past 20 years the Company's ski resorts have averaged between 20 and 30 feet of annual snowfall, significantly in excess of the average for U.S. ski resorts. However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the upcoming or future seasons. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. The Company believes that poor snow conditions early in the ski season during the 1998/99 and 1999/2000 ski seasons had an adverse effect on operating results for those periods. There is no way for the Company to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation.

Labor Market

The Company 's resort operations are largely dependent on a seasonal workforce. The Company recruits worldwide to fill staffing needs each season, and utilizes H2B visas to enable the use of foreign workers. In addition, the Company manages seasonal wages and timing of the hiring process to ensure the appropriate workforce is in place. While the Company does not currently foresee the need to increase seasonal wages to attract employees, it cannot guarantee that such an increase would not be necessary in the future. In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers, who are an important source for the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact to results of operations.

Terrorist Acts upon the United States

The terrorist acts carried out against the United States on September 11, 2001 have had an adverse effect on the global travel and leisure industry. The Company cannot guarantee if or when normal travel and vacation patterns will resume. In addition, additional terrorist acts against the United States and the declaration of war by the United States could result in further degradation of discretionary travel upon which the Company's operations are highly dependent. Such degradation could have a material adverse impact on the Company's results of operations.

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

  a significant downturn in general business and economic conditions, unfavorable weather conditions, including inadequate snowfall in the early season, failure to attract and retain sufficient workforce,
  failure to obtain necessary approvals needed to implement planned development projects, competition in the ski, hospitality and resort industries, failure to successfully integrate acquisitions,
  adverse changes in vacation real estate markets, and
  adverse trends in the leisure and travel industry as a result of terrorist activities.

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2001, the Company had $121 million of variable rate indebtedness, representing 31% of the Company's total debt outstanding, at an average interest rate during fiscal 2001 of 8.1% (see Note 4 of the Notes to Consolidated Financial Statements). Based on average floating-rate borrowings outstanding during the year ended July 31, 2001, a 100-basis point change in LIBOR would have caused the Company's monthly interest expense to change by $89,000. Management does not consider these amounts material to the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2001, 2000 and 1999

Report of Independent Public Accountants

To the Shareholders and Board of Directors of

Vail Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of VAIL RESORTS, INC. (a Delaware corporation) and subsidiaries as of July 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VAIL RESORTS, INC. and subsidiaries as of July 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Denver, Colorado,

September 7, 2001.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 8,685	$ 8,821
Restricted cash	19,309	9,847
Trade receivables, net of allowances of $1,158 and $2,024, respectively	25,752	39,427
Income taxes receivable	939	--
Inventories, net	26,891	24,092
Deferred income taxes (Note 7)	9,206	10,364
Other current assets	8,677	7,803
Total current assets	99,459	100,354
Property, plant and equipment, net (Note 5)	680,272	654,049
Real estate held for sale and investment	159,177	147,172
Deferred charges and other assets	36,212	27,958
Notes receivable	10,881	3,425
Intangible assets, net (Note 5)	194,964	194,860
Total assets	$1,180,965	$1,127,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 122,440	$ 105,502
Income taxes payable (Note 7)	--	2,645
Long-term debt due within one year (Note 4)	1,746	2,037
Total current liabilities	124,186	110,184
Long-term debt (Note 4)	386,634	392,198
Other long-term liabilities	27,931	31,710
Deferred income taxes (Note 7)	101,962	92,577
Commitments and contingencies (Note 9)	--	--
Minority interest in net assets of consolidated joint ventures	21,081	7,394
Stockholders' equity (Note 12):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,681,391 and 27,182,123 shares issued and outstanding as of July 31, 2001 and 2000, respectively	277	272
Additional paid-in capital	411,275	404,564
Retained earnings	107,545	88,845
Total stockholders' equity	519,171	493,755
Total liabilities and stockholders' equity	$1,180,965	$1,127,818

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	July 31,
	2001	2000	1999
Net revenues:
Resort	$520,762	$499,415	$431,788
Real estate	35,243	51,684	43,912
Technology	3,274	1,960	--
Total net revenues	559,279	553,059	475,700
Operating expenses:
Resort	402,662	386,637	345,687
Real estate	22,971	42,066	34,386
Technology	5,046	1,676	--
Depreciation and amortization	65,167	61,435	53,256
Total operating expenses	495,846	491,814	433,329
Income from operations	63,433	61,245	42,371
Other income (expense):
Investment income	2,547	1,843	1,624
Interest expense	(32,034)	(35,108)	(25,099)
Gain (loss) on disposal of fixed assets	(143)	(104)	3,283
Other income (expense)	(38)	32	63
Minority interest in net income of consolidated joint ventures	(785)	(713)	(1,448)
Income before provision for income taxes	32,980	27,195	20,794
Provision for income taxes (Note 7)	(14,280)	(11,857)	(8,003)
Net income	$ 18,700	$ 15,338	$ 12,791

Net income per common share (Note 3):
Basic	$ 0.54	$ 0.44	$ 0.37
Diluted	$ 0.53	$ 0.44	$ 0.37

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

					Additional Paid-in	Retained	Total Stockholders'
	Common Stock				Capital	Earnings	Equity
	Shares
	Class A	Common	Total	Amount
Balance, July 31, 1998	7,639,834	26,817,346	34,457,180	$ 345	$ 401,563	$ 60,716	$ 462,624
Net income	--	--	--	--	--	12,791	12,791
Issuance of shares pursuant to options exercised (Note 11)	--	67,360	67,360	--	677	--	677
Tax effect of stock option exercises	--	--	--	--	435	--	435
Restricted stock issued (Note 11)	--	8,195	8,195	--	248	--	248
Shares of Class A Common Stock converted to Common Stock (Note 12)	(200,000)	200,000	--	--	--	--	--
Balance, July 31, 1999	7,439,834	27,092,901	34,532,735	$ 345	$ 402,923	$ 73,507	$ 476,775
Net income	--	--	--	--	--	15,338	15,338
Issuance of shares pursuant to options exercised (Note 11)	--	35,633	35,633	--	314	--	314
Tax effect of stock option exercises	--	--	--	--	183	--	183
Restricted stock issued (Note 11)	--	13,176	13,176	--	255	--	255
Issuance of shares in purchase of technology company	--	40,413	40,413	1	889	--	890
Balance, July 31, 2000	7,439,834	27,182,123	34,621,957	$ 346	$ 404,564	$ 88,845	$ 493,755
Net income for the year ended July 31, 2001	--	--	--	--	--	18,700	18,700
Issuance of shares pursuant to options exercised (Note 11)	--	490,649	490,649	5	4,488	--	4,493
Tax effect of stock option exercises	--	--	--	--	2,046	--	2,046
Restricted stock issued (Note 11)	--	8,619	8,619	--	177	--	177
Balance, July 31, 2001	7,439,834	27,681,391	35,121,225	$ 351	$ 411,275	$107,545	$ 519,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	July 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 18,700	$ 15,338	$ 12,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,167	61,435	53,256
Non-cash cost of real estate sales	7,687	27,402	23,779
Non-cash compensation related to stock grants (Note 11)	361	229	358
Non-cash equity income	(6,980)	(4,482)	(224)
Deferred financing costs amortized	1,772	1,734	742
(Gain) loss on disposal of fixed assets	143	104	(3,283)
Deferred income taxes, net (Note 7)	8,900	7,889	7,103
Tax benefit related to issuance of stock options	2,046	183	435
Minority interest in net income of consolidated joint venture	785	713	1,448
Changes in assets and liabilities:
Restricted cash	(9,462)	(2,825)	(876)
Accounts receivable, net	13,675	(9,777)	(5,728)
Notes receivable, net	--	(2,045)	4,263
Inventories	(2,799)	(1,287)	(6,554)
Accounts payable and accrued expenses	15,862	16,057	20,136
Income taxes receivable/payable	(3,584)	1,012	(606)
Other assets and liabilities	(2,980)	(56)	(4,430)
Net cash provided by operating activities	109,293	111,624	102,610
Cash flows from investing activities:
Cash paid in resort acquisition, net of cash acquired	--	--	(48,360)
Cash paid in hotel acquisitions, net of cash acquired	(16,927)	--	(33,800)
Cash paid by consolidated joint venture in acquisition of retail operations	--	--	(10,516)
Cash paid in other acquisitions	(2,547)	--	(8,600)
Distributions from (investments in) joint ventures, net	14,171	--	(5,000)
Capital expenditures	(57,814)	(77,656)	(65,168)
Investments in real estate	(39,172)	(40,410)	(32,980)
Cash received from disposal of fixed assets	546	2,063	--
Net cash used in investing activities	(101,743)	(116,003)	(204,424)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,493	314	677
Notes receivable provided to equity investees	(7,400)	--	--
Payment of financing costs	--	(619)	(8,099)
Proceeds from cancellation of swap agreements	1,076	--	--
Proceeds from borrowings under long-term debt	230,800	206,450	416,642
Payments on long-term debt	(236,655)	(211,247)	(302,470)
Net cash provided by (used in) financing activities	(7,686)	(5,102)	106,750
Net increase (decrease) in cash and cash equivalents	(136)	(9,481)	4,936
Cash and cash equivalents:
Beginning of period	8,821	18,302	13,366
End of period	$ 8,685	$ 8,821	$ 18,302

Cash paid for interest, net of amounts capitalized	$ 29,738	$ 35,470	$ 21,022
Taxes paid, net of refunds received	$ 6,780	$ 2,768	$ 850

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Resort, Real Estate, and Technology. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four world-class skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates GTLC, which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. The Company also operates and owns a 51% interest in SRL&S located near Jackson, Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries, and includes the operations of Resort Technology Partners, LLC ("RTP"), a 51%-owned joint venture, and Lowther Ltd., a 49%-owned equity-method investee. The Company's resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through late April; the Company's operations at GTLC generally run from mid-May through mid-October. SRL&S operates year-round.

2.  Summary of Significant Accounting Policies

Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company holds a controlling interest. Investments in joint ventures in which the Company does not have a controlling interest are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash--Restricted cash represents amounts held as reserves for self-insured worker's compensation claims, owner and guest advance deposits held in escrow for lodging reservations, advance deposits held in escrow for real estate sales and compensating balances on the Company's depository accounts.

Inventories--The Company's inventories consist primarily of purchased retail goods, food and beverage items, and spare parts. Inventories are stated at the lower of cost or fair value, determined using an average weighted cost method for retail inventories and using the first-in, first-out ("FIFO") method for all other inventories. The Company records a reserve for anticipated shrinkage and obsolete or unusable inventory.

Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Routine repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related equipment or extend the useful life are capitalized. Depreciation is calculated on the straight-line method based on the following useful lives:

Estimated Life
in Years

Land improvements	40
Buildings and terminals	40
Ski lifts	15
Machinery, equipment, furniture and fixtures	1-12
Automobiles and trucks	3-5

Ski trails are depreciated over the life of their respective United States Forest Service permits.

No interest was capitalized during fiscal 2001 for non-real estate capital projects. Interest capitalized on non-real estate projects during fiscal 2000 was $0.9 million.

Real Estate Held for Sale-- The Company capitalizes as land held for sale the original acquisition cost (or appraised value as of the effective date, as defined below), direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 2001 and 2000 totaled $1.3 million and $0.2 million, respectively.

The Company is a member in the Keystone JV, which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in the Keystone JV, including the Company's equity earnings from the inception of the Keystone JV, is reported as real estate held for sale in the accompanying consolidated balance sheets as of July 31, 2001and 2000. The Company recorded $7.6 million and $3.1 million in equity income for the fiscal years ended July 31, 2001 and 2000, respectively, related to the Keystone JV.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective original lives of the applicable debt issues.

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million maturing in December 2002. In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain was deferred and is being recognized over the original life of the Swap Agreements, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7 ("EITF"), "Termination of Interest Rate Swaps". As of July 31, 2001, the Company has recognized $0.5 million of the total gain related to the cancellation of the Swap Agreements.

Intangible Assets--Upon emergence from bankruptcy on October 8, 1992, the Company's reorganization value exceeded the amounts allocated to the net tangible and other intangible assets of the Company. This excess reorganization value has been classified as an intangible asset on the Company's consolidated balance sheet. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Intangible assets are recorded net of accumulated amortization in the accompanying consolidated balance sheets and amortized using the straight-line method over their estimated useful lives as follows:

Excess reorganization value	20 years
Goodwill	5-40 years
Trademarks	40 years
Other intangibles	2-15 years

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of July 31, 2001 management believes that there have not been any indicators of impairment of the Company's long-lived assets, goodwill or other identifiable intangibles.

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

Technology segment revenues are earned from various software licensing arrangements, professional services and hosting arrangements. Pursuant to the American Institute of Certified Public Accountants' Statement of Position No. 97-2, and related interpretations, the Company recognizes revenue on software licenses when persuasive evidence of an arrangement exists, the licensed software has been delivered, customer acceptance has occurred, payment is due within twelve months, and the fee is fixed or determinable and deemed collectible. Fees for term licenses are recognized ratably over the term of the arrangement. Software maintenance revenue related to software licenses is recognized ratably over the term of each maintenance agreement. Revenue from professional service arrangements is recognized on either a time and materials or subscription basis as the services are performed and amounts due from the customer are deemed collectible and contractually non-refundable. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Deferred Revenue-- In addition to deferring certain revenues related to the Technology and Real Estate segments, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary.

Advertising Costs--Advertising costs are expensed the first time the advertising takes place. Advertising expense for the fiscal years ended July 31, 2001, 2000 and 1999 was $18.5 million, $18.0 million and $17.5 million, respectively. At July 31, 2001 and 2000, prepaid advertising costs of $0.5 million and $0.7 million, respectively, are reported as current assets in the Company's consolidated balance sheets.

Income Taxes--The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheet and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. (See Note 7).

Net Income Per Share--In accordance with SFAS No. 128, "Earnings Per Share", the Company computes net income per share on both the basic and diluted basis (See Note 3).

Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Senior Subordinated Notes, Industrial Development Bonds and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The estimated fair values of the Senior Subordinated Notes, Industrial Development Bonds and other long-term debt at July 31, 2001 and 2000 are presented below (in thousands):

	July 31, 2001		July 31, 2000
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Subordinated Notes	$200,000	$195,380	$200,000	$150,861
Industrial Development Bonds	63,200	68,509	63,200	63,235
Other Long-Term Debt	3,780	4,146	5,035	5,139

Stock Compensation-- The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made as if the fair value-based method of accounting prescribed in SFAS No. 123 had been applied to those transactions. The Company applies the provisions of SFAS No. 123 and related interpretations to stock-based compensation arrangements with non-employees (see Note 11).

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated financial statements for the years ended July 31, 2000 and 1999 to conform to the current period presentation.

New Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and was required to be adopted concurrently with SFAS No. 133. The Company does not engage in hedging activities and therefore the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

The Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", and FASB Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), in the fourth quarter of fiscal 2001. SAB 101 provides guidance on the application of existing accounting standards with respect to revenue recognition. EITF 99-19 provides guidance on reporting revenue and related costs of revenue. The adoption of SAB 101 and EITF 99-19 did not have a material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities--a Replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, yet carries over the majority of the provisions of FASB Statement No. 125. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not entered into transactions falling under the scope of SFAS No. 140 and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations". The major provisions of SFAS No. 141 include (a) the elimination of the pooling-of-interests method of accounting for business combinations, (b) additional criteria for the recognition of intangible assets independent of goodwill, and (c) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The majority of the provisions of APB Opinion No. 16 are retained by SFAS No. 141. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company plans to apply the provisions of SFAS No. 142 during its fiscal year ended July 31, 2002 and is therefore required to have completed the first "step" of its impairment testing by the end of its second fiscal quarter. Pursuant to SFAS No. 142, the Company will no longer amortize goodwill, and will therefore not incur approximately $1.6 million per quarter in amortization expense on a prospective basis. The Company has not yet determined the impact the remaining provisions of SFAS No. 142, including its tests for impairment, will have on its financial position or results of operations. However, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

In September of 2001, the Emerging Issues Task Force reached consensus on EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" ("EITF 01-10"). EITF 01-10 provides accounting and disclosure guidance for losses and costs incurred as a result of the September 11 events, and for related insurance recoveries and federal assistance provided to air carriers in the form of direct compensation. The Company does not believe the provisions of EITF 01-10 will have a material impact on the Company's financial position or results of operations.

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

	Fiscal Year Ended
	July 31,
	2001		2000		1999

	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share:
Net income	$ 18,700	$ 18,700	$ 15,338	$ 15,338	$ 12,791	$ 12,791

Weighted-average shares outstanding	34,910	34,910	34,599	34,599	34,562	34,562
Effect of dilutive securities	--	213	--	180	--	233
Total shares	34,910	35,123	34,599	34,779	34,562	34,795
Net income per common share	$ 0.54	$ 0.53	$ 0.44	$ 0.44	$ 0.37	$ 0.37

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 2,117,000; 2,401,000; and 1,287,000, in 2001, 2000 and 1999, respectively.

4.  Long-Term Debt

Long-term debt as of July 31, 2001 and 2000 is summarized as follows (in thousands):

	(e)	July 31,
	Maturity	2001	2000

Industrial Development Bonds (a)	2003-2020	$ 63,200	$ 63,200
Revolving Credit Facilities (b)	2003	121,400	126,000
Senior Subordinated Notes(c)	2009	200,000	200,000
Other (d)	2001-2029	3,780	5,035
		388,380	394,235
Less: Current Maturities		1,746	2,037
		$386,634	$392,198

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

(b)

The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (3.75% at July 31, 2001) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (6.75% at July 31, 2001) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility, which differs from the definition of Resort EBITDA used elsewhere in this filing). The Credit Facility matures on December 19, 2002.

On December 30, 1998, SSV established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. On October 15, 1999, the SSV Facility was amended to increase the aggregate principal amount to $25 million. The amended SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. The principal amount outstanding on the Tranche B term loan was $7.5 million at July 31, 2001. Future minimum amortization under the Tranche B term loan facility is $1.0 million each year during the fiscal years 2002 and 2003, and $5.5 million in 2004. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

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

(d)	Other obligations bear interest at rates ranging from 5.45% to 8.0% and have maturities ranging from 2001 to 2029.

(e)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2001 are as follows (in thousands):

Due during the twelve months ending July 31:

2002	$ 1,746
2003	116,272
2004	5,558
2005	61
2006	64
Thereafter	264,679
Total debt	$388,380

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2001	2000

Land and land improvements	$ 164,950	$ 156,936
Buildings and terminals	363,163	316,290
Machinery and equipment	265,287	239,038
Automobiles and trucks	16,519	15,270
Furniture and fixtures	72,204	60,749
Construction in progress	21,343	37,412
	903,466	825,695
Accumulated depreciation	(223,194)	(171,646)
Property, plant and equipment, net	$ 680,272	$ 654,049

Depreciation expense for the fiscal years ended July 31, 2001, 2000 and 1999 totaled $55.3 million, $51.8 million and $43.5 million, respectively.

The composition of intangible assets follows:

	July 31,
	2001	2000

Trademarks	$ 42,741	$ 42,721
Other intangible assets	54,297	44,521
Goodwill	151,374	146,262
Excess reorganization value (See Note 2)	24,593	24,594
	$273,005	$258,098
Accumulated amortization	(78,041)	(63,238)
	$194,964	$194,860

Amortization expense for the fiscal years ended July 31, 2001, 2000 and 1999 totaled $9.9 million, $9.6 million and $9.8 million, respectively.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2001	2000

Trade payables	$ 41,991	$ 37,118
Deferred revenue	22,283	18,088
Deposits	13,501	9,889
Accrued salaries and wages	23,251	19,782
Accrued interest	5,323	5,885
Property taxes	4,579	5,731
Liability to complete real estate sold, short term	5,723	1,232
Other accruals	5,789	7,777
	$122,440	$105,502

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

Total retirement plan expense recognized by the Company for the fiscal years ended July 31, 2001, 2000 and 1999 was $1.8 million, $1.5 million and $0.8 million, respectively.

7.  Income Taxes

At July 31, 2001, the Company has total federal net operating loss ("NOL") carryovers of approximately $238 million for income tax purposes that expire in the calendar years 2004 through 2008. The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through October 8, 2007 (Section 382 amount). Consequently, the accompanying financial statements and table of deferred items only recognize benefits related to the NOLs to the extent of the Section 382 amount.

At July 31, 2001 the Company has approximately $6.4 million in unused minimum tax credit carryovers. The majority of these tax credits have an unlimited carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2001 and 2000 are as follows (in thousands):

	July 31,
	2001	2000
Deferred income tax liabilities:
Fixed assets	$ 85,753	$ 76,264
Intangible assets	18,944	17,324
Other, net	820	(909)
Total	105,517	92,679
Deferred income tax assets:
Accrued expenses	4,931	4,825
Net operating loss carryforwards	5,294	11,090
Minimum and other tax credits	6,474	5,351
Other, net	3	--
Total	16,702	21,266
Valuation allowance for deferred income taxes	(3,941)	(10,800)
Deferred income tax assets, net of valuation allowance	12,761	10,466
Net deferred income tax liability	$92,756	$ 82,213

The net current and non-current components of deferred income taxes recognized in the July 31, 2001 and 2000 balance sheets are as follows (in thousands):

	July 31,
	2001	2000

Net current deferred income tax asset	$ 9,206	$ 10,364
Net non-current deferred income tax liability	101,962	92,577
Net deferred income tax liability	$ 92,756	$ 82,213

Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	July 31,
	2001	2000	1999
Current:
Federal	$ 2,551	$ 2,381	$ 255
State	783	1,404	210
Total current	3,334	3,785	465
Deferred:
Federal	9,197	7,193	7,880
State	(297)	696	(777)
Total deferred	8,900	7,889	7,103
Tax benefit related to exercise of stock options and issuance of restricted stock	2,046	183	435
	$ 14,280	$ 11,857	$ 8,003

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	Fiscal Year Ended
	July 31,
	2001	2000	1999

At U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.9%	3.0%	3.3%
Benefit of state tax reduction	(0.6%)	--	(3.7%)
Goodwill and Excess Reorganization Value amortization	3.6%	4.4%	3.7%
Other	2.4%	1.2%	0.2%
	43.3%	43.6%	38.5%

8.  Related Party Transactions

Resort operating expense includes an annual fee of $500,000 for management services provided by Apollo Advisors, an affiliate of the majority holder of the Company's Class A Common Stock. This fee is generally settled partly in cash and partly in services rendered by the Company to Apollo Advisors and its affiliates. The fee for the years ended July 31, 2001, 2000 and 1999 was $500,000 each year. At July 31, 2001, the Company's liability with respect to this arrangement was $0.4 million.

Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("Resort Company"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. During fiscal years 1991 through 2001, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during the years ended July 31, 2001, 2000 and 1999 totaled $6.6 million, $5.7 million and $5.2 million, respectively.

In 1991, the Company loaned to Andrew P. Daly, the Company's President, $300,000, $150,000 of which bears interest at 9% per annum and the remainder of which is non-interest bearing. The principal sum plus accrued interest is due no later than October 1, 2003, or, if earlier, the first anniversary of the date on which Mr. Daly's employment agreement with the Company is terminated for any reason other than (i) by Vail without "cause" or (ii) by Mr. Daly for "good reason", as defined in the employment agreement. The proceeds of the loan were used to finance the purchase and improvement of real property. The loan is secured by a deed of trust on such property.

In 1995, Mr. Daly's spouse and James P. Thompson, President of VRDC, and his spouse received financial terms more favorable than those available to the general public in connection with their purchases of homesites at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, these contracts provide for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under promissory notes of $438,750 and $350,000 for Mr. Daly's spouse and Mr. and Mrs. Thompson, respectively. Mrs. Daly's note is secured by a first deed of trust and amortized over 25 years at a rate of 8% per annum interest, with a balloon payment due on the earlier December 30, 2001 or one year from the date Mr. Daly's employment with the Company is terminated.

In 1999, the agreement with respect to Mr. and Mrs. Thompson's note was amended to provide that the promissory note, which continues to accrue at a rate of eight percent per annum, will be payable in full in the form of one lump sum payment. The lump sum payment shall be due on the earlier of (i) the date the property is sold, (ii) two years from the date Mr. Thompson's employment with the Company is terminated for any reason, or (iii) September 1, 2009. The Company's loan has been subordinated to Mr. and Mrs. Thompson's permanent financing on the home, on terms and conditions reasonably acceptable to the Company.

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

On May 1, 2001 the Company amended the employment contract for Adam Aron, the Company's Chief Executive Officer and Chairman of the Board of Directors, and afforded Mr. Aron certain rights. Pursuant to the amended employment agreement, if Mr. Aron remains in the employ of the Company until a date not yet determined but to be no earlier than July 29, 2003 nor later than August 3, 2003 (the "Vesting Date"), Mr. Aron has the right to purchase his then current executive residence at a price equal to the book value of such residence and the Company is obligated to provide Mr. Aron with a one-time cash bonus equal to such purchase price. The agreement also allows Mr. Aron to purchase for $600,000 a homesite in the Red Sky Ranch golf community from the Company, provide that Mr. Aron remains under the Company's employ through the Vesting Date. Should Mr. Aron elect to make such purchase, the Company is obligated to provide Mr. Aron with a one-time cash bonus of $600,000. In addition, the Company has committed to loan to Mr. Aron $645,750 in connection with Mr. Aron's planned purchase of Lot 99 in the Company's Bachelor Gulch development. Mr. Aron's employment agreement provides that if he is employed by the Company through the Vesting Date, such loan will be completely forgiven.

9.  Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes and townhomes, and lodging units. As of July 31, 2001, the Company has sold 104 single-family homesites and nineteen parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $20.9 million at July 31, 2001. The Company has allocated $10.0 million of that amount to the Bachelor Gulch Village homesites which were sold as of July 31, 2001 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of July 31, 2001 and 2000 was $8.5 million and $6.5 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. The developers' current plans call for approximately 60 home sites to be sold over the next two years, and all 87 units to be constructed over the next eleven years. On July 31, 2001, the Company offered 33 of the 60 home sites for presale, and was successful in placing 27 home sites under contract in the 60-day period ending September 30, 2001. The Company expects to begin closing on these lots before the end of the calendar year 2001. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated the present value of the aggregate subsidy to be $3 million at July 31, 2001. The Company has not made any payments for the subsidy as of July 31, 2001.

At July 31, 2001, the Company had various other letters of credit outstanding in the aggregate amount of $59.5 million.

The Company purchased a Reduced Skier Visit Insurance Policy, a customized insurance product, for the 1999/2000 ski season. The policy provided for the Company to receive a fixed payment for each paid skier visit below certain targeted levels for the season. The Company settled its claim under the Reduced Skier Visit Insurance Policy in January 2001 for a total of $16.1 million, $15.9 million of which was recorded as revenue in fiscal 2000 and $0.2 million of which was recorded as revenue in fiscal 2001. The entire settlement amount has been collected by the Company.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the fiscal years ended July 31, 2001, 2000 and 1999, the Company recorded lease expense related to these agreements of $22.9 million, $20.1 million and $11.5 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of July 31, 2001 are as follows (in thousands):

Due during fiscal years ending July 31:
2002	$ 10,670
2003	8,946
2004	8,138
2005	7,893
2006	7,912
Thereafter	3,910
Total	$ 47,469

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

In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. In August 1999, three organizations and one individual collectively notified the Company and the federal agencies that if the alleged violations were not remedied within 60 days, they intended to file a citizen enforcement action under the Clean Water Act. No action has been filed to date. Under the Clean Water Act, unauthorized discharges of fill material can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered the Company to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to the restoration plan approved by the EPA. The EPA is considering enforcement action, and although the Company cannot guarantee a particular result, the Company does not anticipate that a material fine will be levied. The Company and the EPA have discussed the possibility of settlement of the matter without enforcement proceedings, but no mutually agreeable resolution has yet been reached.

10.  Segment Information

The Company has three reportable segments: resort operations, real estate operations and technology. The Company's resort segment operates mountain resorts and related amenities. The real estate segment develops, buys and sells real estate in and around the Company's mountain resort communities. The technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

The Company evaluates performance and allocates resources to its segments based on operating revenue and earnings or losses before income taxes, depreciation, amortization, investment income, interest expense, gains or losses on asset disposals, and the elimination of minority interests ("EBITDA"). Resort EBITDA consists of net resort revenue less resort operating expense. Real estate EBITDA consists of net real estate revenue less real estate operating expense. Technology EBITDA consists of net technology revenue less technology operating expense. The accounting policies specific to each segment are the same as those described in the Summary of Significant Accounting Policies (Note 2).

Following is key financial information by reportable segment and for the Company used by management in evaluating performance and allocating resources:

	Fiscal Year Ended
	July 31,
	2001	2000	1999
Net revenue:
Resort	$520,762	$499,415	$431,788
Real estate	35,243	51,684	43,912
Technology	3,274	1,960	--
	559,279	553,059	475,700
EBITDA:
Resort	118,100	112,778	86,101
Real estate	12,272	9,618	9,526
Technology	(1,772)	284	--
	128,600	122,680	95,627
Capital expenditures:
Resort & technology	57,814	77,656	65,168
Real estate	39,172	40,410	32,980
	96,986	118,066	98,148
Identifiable assets:
Resort & technology	680,272	655,172	611,141
Real estate	159,177	147,172	152,508
	$839,449	$802,344	$763,649

Reconciliation to consolidated income before provision for income taxes:
Resort EBITDA	$118,100	$112,778	$ 86,101
Real estate EBITDA	12,272	9,618	9,526
Technology EBITDA	(1,772)	284	--
Total EBITDA	128,600	122,680	95,627
Depreciation and amortization expense	65,167	61,435	53,256
Other income (expense):
Investment income	2,547	1,843	1,624
Interest expense	(32,034)	(35,108)	(25,099)
Gain (loss) on disposal of fixed assets	(143)	(104)	3,283
Other income (expense)	(38)	32	63
Minority interest in net income of consolidated joint venture	(785)	(713)	(1,448)
Income before provision for income taxes	$ 32,980	$ 27,195	$ 20,794

11.  Stock Compensation Plans

At July 31, 2001, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	July 31,
	2001	2000	1999

Net Income
As reported	$18,700	$15,338	$12,791
Pro forma	16,389	12,654	9,721

Basic net income per common share
As reported	$ 0.54	$ 0.44	$ 0.37
Pro forma	0.47	0.37	0.28

Diluted net income per common share
As reported	$ 0.53	$ 0.44	$ 0.37
Pro forma	0.47	0.37	0.28

The Company has three fixed option plans--the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan") and the 1999 Long Term Incentive and Share Award Plan ("1999 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan are determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years. 1,500,000 and 2,500,000 shares of Common Stock may be issued in the form of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan and the 1999 Plan, respectively. Under the 1996 Plan and the 1999 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan and 1999 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. To date, no options have been granted to non-employees under any of the three plans. At July 31, 2001, approximately 33,000, 175,000 and 1,137,000 options were available under the 1993 Plan, 1996 Plan and 1999 Plan, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for each year, expected volatility of 42.3%, 47.0% and 40.7%; risk-free interest rates of 5.91%, 6.01% and 6.01% and ranges from 5.87% to 5.91%, 4.24% to 5.70% and 5.49% to 6.61%; and expected lives ranging from four to six years for each year. A summary of the status of the Company's three fixed stock option plans as of July 31, 2001, 2000 and 1999 and changes during the years ended July 31, 2001, 2000 and 1999 is presented below (in thousands, except per share amounts):

	Shares Subject to	Weighted Average Exercise Price
Fixed Options	Option	Per Share

Balance at July 31, 1998	1,837	$ 18
Granted	688	23
Exercised	(67)	10
Forfeited	(79)	21
Balance at July 31, 1999	2,379	$ 19
Granted	766	20
Exercised	(36)	9
Forfeited	(123)	23
Balance at July 31, 2000	2,986	$ 20
Granted	714	19
Exercised	(490)	9
Forfeited	(172)	22
Balance at July 31, 2001	3,037	$ 21

The following table summarizes information about fixed stock options outstanding at July 31, 2001, 2000 and 1999 (in thousands, except per share and life amounts):

	Options Outstanding			Options Exercisable
Exercise Price Range Per	Shares	Weighted-Average Remaining Contractual Life Per	Weighted-Average Exercise Price Per	Shares	Weighted-Average Exercise Price Per
Share	Outstanding	Share	Share	Exercisable	Share
July 31, 2001:
$ 6-11	89	2.9	$ 9.16	89	$ 9.16
16-20	1,607	7.7	19.62	658	19.55
>20-25	805	6.8	22.90	604	23.56
>25-29	536	7.2	25.59	386	25.74
$ 6-29	3,037	7.2	$ 21.24	1,737	$ 21.79
July 31, 2000:
$ 6-11	563	3.4	$ 8.86	548	$ 8.81
16-20	1,051	8.0	19.29	385	19.82
>20-25	1,223	7.9	23.73	551	24.01
>25-29	149	7.9	27.31	87	27.42
$ 6-29	2,986	7.1	$ 19.54	1,571	$ 17.87
July 31, 1999:
$ 6-11	611	4.5	$ 8.90	533	$ 8.68
>20-25	1,666	8.3	22.79	567	22.19
>25-29	103	8.8	27.62	32	27.78
$ 6-29	2,379	7.3	$ 19.44	1,132	$ 15.99

During fiscal years 2001, 1997 and 1996, the Company granted restricted stock to certain executives under the 1996 Plan. The aggregate number of shares granted totaled 36,375, 12,000 and 62,000 in fiscal 2001, 1997 and 1996, respectively. The shares vest in equal increments over periods ranging from three to five years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods. During fiscal 2001, 2000 and 1999 the Company issued 8,619, 13,176 and 8,195 shares of restricted stock, respectively.

12.  Capital Stock

The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock elect a class of directors that constitutes two-thirds of the Board of Directors and holders of Common Stock elect another class of directors constituting one-third of the Board of Directors. At July 31, 2001 and 2000, one shareholder owned substantially all of the Class A Common Stock and, as a result, has effective control of the Company's Board of Directors. The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders. A block of 200,000 shares of Class A Common stock was converted to Common Stock during fiscal 1999 as they were sold to a non-affiliated company of the prior holder. There were no shares of Class A Common Stock converted to Common Stock during fiscal 2001 and 2000.

13.  Selected Quarterly Financial Data (Unaudited--In thousands, except per share amounts)

	Fiscal 2001
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2001	2001	2001	2001	2000

Resort revenue	$520,762	$ 62,107	$219,021	$ 178,926	$ 60,708
Real estate revenue	35,243	10,043	6,413	9,811	8,976
Technology revenue	3,274	1,185	686	660	743
Total revenue	559,279	73,335	226,120	189,397	70,427
Income (loss) from operations	63,433	(25,909)	79,907	38,913	(29,478)
Net income (loss)	18,700	(17,025)	40,769	16,137	(21,181)
Basic net income (loss) per common share	0.54	(0.49)	1.17	0.46	(0.61)
Diluted net income (loss) per common share	$ 0.53	(0.49)	$ 1.16	$ 0.46	$ (0.61)

	Fiscal 2000
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2000	2000	2000	2000	1999

Resort revenue	$499,415	$ 58,922	$223,077	$ 160,557	$ 56,859
Real estate revenue	51,684	14,937	26,028	1,749	8,970
Technology revenue	1,960	705	684	571	--
Total revenue	553,059	74,564	249,789	162,877	65,829
Income (loss) from operations	61,245	(22,716)	85,115	31,078	(32,232)
Net income (loss)	15,338	(15,995)	42,830	10,947	(22,444)
Basic net income (loss) per common share	0.44	(0.46)	1.24	0.32	(0.65)
Diluted net income (loss) per common share	$ 0.44	$ (0.46)	$ 1.23	$ 0.31	$ (0.64)

14.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of July 31, 2001 and 2000 and for the years then ended.

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

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	July 31, 2001
Current assets:
Cash and cash equivalents	$ --	$ 27,650	$ 344	$ --	$ 27,994
Trade receivables	--	25,163	589	--	25,752
Taxes receivable	939	--	--	--	939
Inventories, net	--	8,972	17,919	--	26,891
Deferred income taxes	1,138	7,054	1,014	--	9,206
Other current assets	--	7,893	784	--	8,677
Total current assets	2,077	76,732	20,650	--	99,459
Property, plant and equipment, net	--	667,187	13,085	--	680,272
Real estate held for sale and investment	--	148,950	10,227	--	159,177
Deferred charges and other assets	5,750	30,382	80	--	36,212
Notes receivable, long-term	--	10,881	--	--	10,881
Intangible assets, net	--	182,220	12,744	--	194,964
Investments in subsidiaries and advances to (from) subsidiaries	716,581	(9,521)	(10,909)	(696,151)	--
Total assets	$ 724,408	$ 1,106.831	$ 45,877	$ (696,151)	$ 1,180,965

Current liabilities:
Accounts payable and accrued expenses	$ 4,703	$ 106,367	$ 11,370	$ --	$ 122,440
Long-term debt due within one year	--	746	1,000	--	1,746
Total current liabilities	4,703	107,113	12,370	--	124,186
Long-term debt	200,000	171,434	15,200	--	386,634
Other long-term liabilities	534	27,397	--	--	27,931
Deferred income taxes	--	101,962	--	--	101,962
Minority interest in net assets of consolidated joint ventures	--	13,051	8,030	--	21,081
Total stockholders' equity	519,171	685,874	10,277	(696,151)	519,171
Total liabilities and stockholders' equity	$ 724,408	$ 1,106,831	$ 45,877	$ (696,151)	$ 1,180,965

	July 31, 2000
Current assets:
Cash and cash equivalents	$ --	$ 18,346	$ 322	$ --	$ 18,668
Trade receivables	200	38,591	636	--	39,427
Inventories, net	--	8,720	15,372	--	24,092
Deferred income taxes	1,134	9,230	--	--	10,364
Other current assets	--	7,122	681	--	7,803
Total current assets	1,334	82,009	17,011	--	100,354
Property, plant and equipment, net	--	642,557	11,492	--	654,049
Real estate held for sale and investment	--	141,538	5,634	--	147,172
Deferred charges and other assets	6,452	24,831	100	--	31,383
Intangible assets, net	--	182,492	12,368	--	194,860
Investments in subsidiaries and advances to (from) subsidiaries	691,670	(9,324)	(6,004)	(676,342)	--
Total assets	$ 699,456	$ 1,064,103	$ 40,601	$ (676,342)	$ 1,127,818

Current liabilities:
Accounts payable and accrued expenses	$ 4,699	$ 89,962	$ 10,841	$ --	$ 105,502
Income taxes payable	--	2,645	--	--	2,645
Long-term debt due within one year	--	1,037	1,000	--	2,037
Total current liabilities	4,699	93,644	11,841	--	110,184
Long-term debt	200,000	179,198	13,000	--	392,198
Other long-term liabilities	1,002	30,708	--	--	31,710
Deferred income taxes	--	92,577	--	--	92,577
Minority interest in net assets of consolidated joint ventures	--	100	7,294	--	7,394
Total stockholders' equity	493,755	667,876	8,466	(676,342)	493,755
Total liabilities and stockholders' equity	$ 699,456	$ 1,064,103	$ 40,601	$ (676,342)	$ 1,127,818

Supplemental Condensed Consolidating Statement of Operations
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	For the Year Ended July 31, 2001
Total revenues	$ --	$ 470,631	$ 92,223	(3,575)	$ 559,279
Total operating expenses	1,723	410,631	87,067	(3,575)	495,846
Income (loss) from operations	(1,723)	60,000	5,156	--	63,433
Other expense	(18,219)	(10,337)	(1,112)	--	(29,668)
Minority interest in net income of consolidated joint ventures	--	806	(1,591)	--	(785)
Income (loss) before benefit (provision) for income taxes	(19,942)	50,469	2,453	--	32,980
Benefit (provision) for income taxes	8,635	(22,880)	(35)	--	(14,280)
Net income (loss) before equity in income of consolidated subsidiaries	(11,307)	27,589	2,418	--	18,700
Equity in income of consolidated subsidiaries	30,007	2,418	--	(32,425)	--
Net income	$ 18,700	$ 30,007	2,418	$ (32,425)	18,700

	For the Year Ended July 31, 2000
Total revenues	$ --	$ 476,977	$ 78,713	$ (2,631)	$ 553,059
Total operating expenses	1,656	417,036	75,753	(2,631)	491,814
Income (loss) from operations	(1,656)	59,941	2,960	--	61,245
Other expense	(18,133)	(13,726)	(1,478)	--	(33,337)
Minority interest in net income of consolidated joint ventures	--	--	(713)	--	(713)
Income (loss) before benefit (provision) for income taxes	(19,789)	46,215	769	--	27,195
Benefit (provision) for income taxes	8,628	(20,485)	--	--	(11,857)
Net income (loss) before equity in income of consolidated subsidiaries	(11,161)	25,730	769	--	15,338
Equity in income of consolidated subsidiaries	26,499	769	--	(27,268)	--
Net income	$ 15,338	$ 26,499	$ 769	$ (27,268)	$ 15,338

Supplemental Condensed Consolidating Statement of Cash Flows
(in thousands)
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

	For the Year Ended July 31, 2001
Cash flows from operating activities	$ (18,037)	$ 119,015	$ 8,315	$ 109,293

Cash flows from investing activities:
Resort capital expenditures	--	(51,111)	(6,703)	(57,814)
Investments in real estate	--	(39,172)	--	(39,172)
Cash paid in acquisitions		(19,474)	--	(19,474)
Investments in/distributions from equity investments, net		14,171	--	14,171
Cash flows from other investing activities	--	2,252	(1,706)	546
Net cash used in investing activities	--	(93,334)	(8,409)	(101,743)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	227,600	3,200	230,800
Payments on long-term debt	--	(235,655)	(1,000)	(236,655)
Advances to (from) affiliates	13,544	(11,460)	(2,084)	--
Other financing activities	4,493	(6,324)	--	(1,831)
Net cash provided by (used in) financing activities	18,037	(25,839)	116	(7,686)

Net increase (decrease) in cash and cash equivalents	--	(158)	22	(136)
Cash and cash equivalents:
Beginning of period	--	8,499	322	8,821
End of period	$ --	$ 8,341	$ 344	$ 8,685

	For the Year Ended July 31, 2000
Cash flows from operating activities	$ 34,055	$ 70,567	$ 7,002	$ 111,624

Cash flows from investing activities:
Resort capital expenditures	--	(72,109)	(5,547)	(77,656)
Investments in real estate	--	(40,410)	--	(40,410)
Cash flows from other investing activities	--	2,111	(48)	2,063
Net cash used in investing activities	--	(110,408)	(5,595)	(116,003)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	206,250	200	206,450
Payments on long-term debt	--	(210,210)	(1,037)	(211,247)
Advances to (from) affiliates	(33,750)	34,225	(475)	--
Other financing activities	(305)	--	--	(305)
Net cash provided by (used in) financing activities	(34,055)	30,265	(1,312)	(5,102)

Net increase (decrease) in cash and cash equivalents	--	(9,576)	95	(9,481)
Cash and cash equivalents:
Beginning of period	--	18,075	227	18,302
End of period	$ --	$ 8,499	$ 322	$ 8,821

15.  Acquisitions and Business Combinations

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

			Pro Forma
			Year
	Year Ended		Ended
	July 31,		July 31,
	2001	2000	1999
	(unaudited)
Total revenue	$559,279	$553,059	$490,290

In October 2000, the Company invested in a newly formed Irish corporation ("Lowther Ltd.") whose purpose is to develop a resort-based reservations system which will enable the shopping, booking and distribution of packaged vacations. In return for an initial investment of $5 million, the Company received a 49% interest in the joint venture. The Company paid $0.8 million at closing and the remainder of the initial investment is due in quarterly installments over the following twelve-month period. The Company will be granted a free license to use the system and will be charged at favorable rates for ongoing maintenance and on-site support. In addition, the Company is obligated to provide certain levels of marketing assistance. The Company will also earn a commission for all customers referred. The Company anticipates that such system will be completed and ready for the Company's use in time for the 2002/03 ski season.

Also in October 2000, the Company entered into a joint venture agreement with a venture led by an affiliate of Continental Gencom for the construction of The Ritz-Carlton® , Bachelor Gulch ("the Ritz"). The Ritz, scheduled to open in late 2002, is being developed by The Athens Group, of Phoenix, Arizona, and will include a 238-room hotel, a 20,000-square-foot spa and fitness center, ski rental, lesson and retail space, restaurants plus meeting space. In addition, 23 privately owned luxury penthouse residences are being built above the hotel. All 23 of these penthouses are currently under contract. The Company received a 49% interest in the joint venture in return for a cash investment of $3.8 million, land contribution with a $3.4 million book value, and an interest-bearing loan to the joint venture of up to $4.5 million. Construction of the entire hotel project is expected to cost approximately $162 million. In order to cover construction costs, the joint venture is obtaining $97 million in debt financing from a syndicate of banks. The remainder is being funded by a combination of equity and debt contributed by the partners, mezzanine financing, and the sale of condominiums. Under the terms of the joint venture, the Company will provide golf, spa and club privileges to the Ritz for a fee of $3.7 million. The Company received $1.5 million in December 2000, and will receive $1.5 million when the golf course opens and $0.7 million as penthouse residences close. Separately, the Company will contract with the hotel joint venture to acquire the 20,000-square-foot spa, plus 8,000 square feet of skier services area, at the developer's cost of approximately $13 million. The majority of this expense is expected to be recouped through membership sales in the Bachelor Gulch Club.

In December 2000, the Company acquired a 51% interest in the Renaissance Resort and Spa near Jackson, Wyoming. The Company's initial equity investment was approximately $9.0 million, and the Company also provided a $5.0 million loan at market rates to the new entity. The Company concurrently entered into a contract to manage the ongoing operations of the hotel and related facilities, and also has an option to purchase the 49% minority interest in five years. Renaissance Resort and Spa was renamed Snake River Lodge & Spa, and currently consists of a 95 deluxe hotel rooms and 72 luxury condominium guest bedrooms. The property also includes two restaurants and lounges, meeting and conference space, and a new 8,000 square foot indoor-outdoor pool complex. In addition, a 10,000 square foot spa and fitness center is currently under construction and scheduled to open in late 2001.

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

In June 2001, the Company acquired the Inn at Beaver Creek, a 42-room boutique hotel located in the heart of Beaver Creek Village, from IABC, Inc. for a purchase price of $7.5 million. The Company had been the property manager of the Inn at Beaver Creek for over ten years.

In July 2001, the Company entered into a contract to acquire the Vail Marriott Mountain Resort (the "Marriott") from Host Marriott Corporation for a total purchase price of $49.5 million. The Marriott, located 150 yards from Vail's gondola, is the largest hotel in the Vail Valley with 349 rooms. The Marriott's amenities also include a restaurant and bar, over 16,000 square feet of meeting space, indoor and outdoor pools, a full service spa, a 3,600 square foot fitness center, four tennis courts and over 4,500 square feet of commercial space. The Marriott is currently undergoing a $12 million reconstruction and renovation to one wing of the property that was damaged by fire in November 2000. The reconstruction and renovation is expected to be completed on or after December 17, 2001, at which point the Company will close on the transaction.

16.  Subsequent Events

The Company announced in October 2001 that it had entered into an agreement with Olympus Real Estate Partners ("Olympus"), a private investment fund, to acquire a majority interest in Rockresorts International LLC ("Rockresorts"), a luxury hotel management company, for total initial consideration of $7.5 million. The acquisition, which is scheduled to close on November 1, 2001, includes the assumption by the Company of the management contracts on Rockresorts' five resort hotels across the United States. The Company will control most operational decisions for Rockresorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus. In 2004-2005, the Company has the option to acquire the remaining interest in Rockresorts through an additional payment to Olympus, which is to be determined at that time based on growth of Rockresorts. In 2004, Olympus has the option to sell its remaining interest in Rockresorts to the Company for an amount calculated at that time based on the growth of Rockresorts. The Rockresorts brand portfolio currently consists of five Olympus-owned luxury resort hotels: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington, and Casa Madrona in Sausalito, California. Olympus will retain ownership of these properties, but Rockresorts will manage them. The Company will also re-flag five of its hotel properties as Rockresorts: The Great Divide Lodge in Breckenridge, The Lodge at Vail, The Keystone Lodge, The Pines Lodge in Beaver Creek, and Snake River Lodge & Spa.

Concurrently, the Company announced that it had entered into a contract to acquire The Ritz-Carlton, Rancho Mirage ("the hotel") from Olympus for total initial consideration of $20 million, followed by a second payment of $25 million in two years. This acquisition is also expected to close on November 1, 2001. After closing, the hotel will be renamed the Lodge at Rancho Mirage and will be managed as a Rockresort property. The four-star, four-diamond hotel is located near Palm Springs, California and has 240 guest rooms, including 21 suites. The facility also includes a full service spa, salon and fitness center, an outdoor swimming pool and Jacuzzi, three restaurants and a bar, almost 12,000 square feet of meeting space and two leased retail spaces.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 9, 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 9, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 9, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 9, 2002.

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

10.5

Joint Liability Agreement by and between Gillett Holdings, Inc. and the subsidiaries of Gillett Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

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

10.12

Agreement to Settle Prospective Litigation and for Sale of Personal Property dated May 10, 1993, among the Company, Clifford E. Eley, as Chapter 7 Trustee of the Debtor's Bankruptcy Estate, and George N. Gillett, Jr. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.13	Employment Agreement dated October 1, 2000 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly.	35
10.14(a)

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the report on form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

10.14(b)	Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron.	30
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

10.18(a)

Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.18(b)

Trust Indenture dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

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
10.23

Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2000.)

21	Subsidiaries of Vail Resorts, Inc.	42

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	October 29, 2001

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 29, 2001.

Signature	Title
/s/ Adam M. Aron	Chairman of the Board and Chief Executive Officer
Adam M. Aron	(Principal Chief Executive Officer)
/s/ Andrew P. Daly	Director and President
Andrew P. Daly
/s/ James P. Donohue	Senior Vice President and Chief Financial Officer
James P. Donohue
/s/ Frank J. Biondi	Director
Frank J. Biondi
/s/ Leon D. Black	Director
Leon D. Black
/s/ Craig M. Cogut	Director
Craig M. Cogut
/s/ Stephen C. Hilbert	Director
Stephen C. Hilbert
/s/ Robert A. Katz	Director
Robert A. Katz
/s/ Thomas H. Lee	Director
Thomas H. Lee
/s/ William L. Mack	Director
William L. Mack
/s/ Joe R. Micheletto	Director
Joe R. Micheletto
/s/ Antony P. Ressler	Director
Antony P. Ressler
/s/ Marc J. Rowan	Director
Marc J. Rowan
/s/ John J. Ryan III	Director
John J. Ryan III
/S/ John F. Sorte	Director
John F. Sorte
/s/ Bruce H. Spector	Director
Bruce H. Spector
/s/ William P. Stiritz	Director
William P. Stiritz
/s/ James S. Tisch	Director
James S. Tisch