Form 10-Q
period 2001-10-31
VAIL RESORTS INC
filed 2001-12-13
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	1. Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	October 31, 2001

[ ]	2. Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[No Fee Required]
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(970) 476-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

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

[X]	Yes	[ ]	No

As of December 12, 2001, 7,439,834 shares of Class A Common Stock and 27,693,821 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements--Unaudited

	Consolidated Condensed Balance Sheets as of October 31, 2001, July 31, 2001 and October 31, 2000	F-2
	Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2001 and 2000	F-3
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2001 and 2000	F-4
	Notes to Consolidated Condensed Financial Statements	F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	October 31,	July 31,	October 31,
	2001	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 21,044	$ 27,994	$ 20,694
Trade receivables	19,403	25,752	39,296
Income taxes receivable	939	939	--
Inventories, net	35,618	26,891	30,905
Deferred income taxes	9,206	9,206	10,364
Other current assets	13,590	8,677	8,752
Total current assets	99,800	99,459	110,011
Property, plant and equipment, net	680,935	680,272	652,064
Real estate held for sale and investment	172,962	159,177	152,364
Deferred charges and other assets	47,043	47,093	35,608
Intangible assets, net	193,627	194,964	193,695
Total assets	$1,194,367	$1,180,965	$1,143,742

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 146,828	$ 122,440	$ 130,531
Income taxes payable	--	--	1,446
Long-term debt due within one year (Note 5)	3,143	1,746	1,833
Total current liabilities	149,971	124,186	133,810
Long-term debt (Note 5)	415,023	386,634	420,197
Other long-term liabilities	28,608	27,931	31,433
Deferred income taxes	87,847	101,962	77,514
Commitments and contingencies (Note 3)	--	--	--
Minority interest in net assets of consolidated joint ventures	18,024	21,081	5,383
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,693,821, 27,681,391, and 27,465,777 shares issued and outstanding as of October 31, 2001, July 31, 2001, and October 31, 2000, respectively	277	277	275
Additional paid-in capital	411,418	411,275	407,392
Retained earnings	83,125	107,545	67,664
Total stockholders' equity	494,894	519,171	475,405
Total liabilities and stockholders' equity	$1,194,367	$1,180,965	$1,143,742

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2001	2000
Net revenues:
Resort	$ 57,421	$ 60,708
Real estate	15,850	8,976
Technology	1,059	743
Total net revenues	74,330	70,427
Operating expenses:
Resort	81,973	79,331
Real estate	9,539	4,309
Technology	1,123	622
Depreciation and amortization	15,362	15,643
Total operating expenses	107,997	99,905
Loss from operations	(33,667)	(29,478)
Other income (expense):
Investment income	712	673
Interest expense	(7,862)	(8,901)
Gain (loss) on disposal of fixed assets	52	(262)
Other expense	(31)	(9)
Minority interest in net loss of consolidated joint ventures	2,340	1,770
Loss before benefit for income taxes	(38,456)	(36,207)
Benefit for income taxes	14,036	15,026
Net loss	$ (24,420)	$ (21,181)

Net loss per common share (Note 4):
Basic	$ (0.70)	$ (0.61)
Diluted	$ (0.70)	$ (0.61)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2001	2000
Cash flows from operating activities:
Net loss	$ (24,420)	$ (21,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,362	15,643
Non-cash cost of real estate sales	4,904	1,812
Non-cash compensation related to stock grants	205	112
Non-cash equity income	(1,324)	(2,642)
Deferred financing costs amortized	446	433
(Gain) loss on disposal of fixed assets	(52)	262
Deferred income taxes, net	(14,115)	(15,026)
Minority interest in net income of consolidated joint venture	(2,340)	(1,770)
Changes in assets and liabilities:
Accounts receivable, net	6,349	131
Inventories	(8,727)	(6,813)
Accounts payable and accrued expenses	24,388	23,953
Income taxes receivable/payable	--	(1,199)
Other assets and liabilities	(2,934)	(1,288)
Net cash used in operating activities	(2,258)	(7,573)
Cash flows from investing activities:
Distributions from joint ventures, net	311	4,965
Capital expenditures	(21,173)	(16,612)
Investments in real estate	(13,785)	(10,421)
Proceeds from disposal of fixed assets	52	--
Net cash used in investing activities	(34,595)	(22,068)
Cash flows from financing activities:
Proceeds from the exercise of stock options	117	2,796
Proceeds from cancellation of swap agreements	--	1,076
Proceeds from borrowings under long-term debt	80,100	58,800
Payments on long-term debt	(50,314)	(31,005)
Net cash provided by financing activities	29,903	31,667
Net increase (decrease) in cash and cash equivalents	(6,950)	2,026
Cash and cash equivalents:
Beginning of period	27,994	18,668
End of period	$ 21,044	$ 20,694

Cash paid for interest, net of amounts capitalized	$ 1,981	$ 3,165
Taxes paid, net of refunds received	$ 0	$ 1,200

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Basis of Presentation

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Resort, Real Estate, and Technology. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four world-class skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns and operates Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. The Company also operates and owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries, and includes the operations of Resort Technology Partners, LLC ("RTP"), a 51%-owned joint venture, and Lowther Ltd., a 49%-owned equity-method investee. The Company's resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through late April; the Company's operations at GTLC generally run from mid-May through mid-October. SRL&S operates year-round.

In the opinion of the Company, the accompanying consolidated condensed financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 2001 included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated condensed financial statements as of July 31, 2001 and the three months ended October 31, 2000 to conform to the present period presentation.

New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and is therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter and complete the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter. The Company did not identify any impaired intangible assets as a result of the transitional impairment testing performed. Pursuant to SFAS No. 142, the Company is no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. The Company has not yet determined the impact of the remaining provisions of SFAS No. 142, including its tests for goodwill impairment, will have on its financial position or results of operations. However, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

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

In September 2001, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" ("EITF 01-10"). EITF 01-10 provides accounting and disclosure guidance for losses and costs incurred as a result of the September 11 events, and for related insurance recoveries and federal assistance provided to air carriers in the form of direct compensation. The Company does not believe the provisions of EITF 01-10 will have a material impact on the Company's financial position or results of operations.

3. Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes, townhomes, and lodging units. The developers' current plans, however, call for approximately 960 dwelling units to be constructed over the next 10 years. As of October 31, 2001, the Company has sold 104 single-family homesites and 20 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 35 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $20.9 million at October 31, 2001. The Company has allocated $10.0 million of that amount to the Bachelor Gulch Village homesites which were sold as of October 31, 2001 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of October 31, 2001 and July 31, 2001 was $9.1 million and $8.5 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. The developers' current plans call for approximately 60 home sites to be sold over the next two years, and all 87 units to be constructed over the next eleven years. As of October 31, 2001 25 of the 60 home sites were scheduled to close in December 2001. The Company expects to begin closing on these lots before the end of the calendar year 2001. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated the present value of the aggregate subsidy to be $3 million at October 31, 2001. The Company has not made any payments for the subsidy as of October 31, 2001.

At October 31, 2001 the Company had various other letters of credit outstanding in the aggregate amount of $78.5 million.

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

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the three months ended October 31, 2001 and 2000, the Company recorded lease expense related to these agreements of $2.3 million and $3.0 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of October 31, 2001 are as follows (in thousands):

Due during fiscal years ending July 31:
2002	$ 8,500
2003	9,223
2004	8,176
2005	7,896
2006	7,915
Thereafter	3,916
Total	$ 45,626

4. Net Income Per Common Share

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

	Three Months Ended
	October 31,
	2001		2000
	Basic	Diluted	Basic	Diluted
Net loss per common share:
Net loss	$ (24,420)	$ (24,420)	$ (21,181)	$ (21,181)

Weighted-average shares outstanding	35,130	35,130	34,762	34,762
Effect of dilutive securities	--	--	--	--
Total shares	35,130	35,130	34,762	34,762
Net loss per common share	$ (0.70)	$ (0.70)	$ (0.61)	$ (0.61)

The calculation of diluted EPS for the three months ended October 31, 2001 and 2000 does not include the effect of dilutive stock options, as such effect is actually anti-dilutive due to the net loss position of the Company.

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 2,168,578 and 1,703,859, as of October 31, 2001and 2000, respectively.

5. Long-Term Debt

Long-term debt as of October 31, 2001 and July, 31 2001 is summarized as follows (in thousands):

	(e)	October 31,	July 31,
	Maturity	2001	2001

Industrial Development Bonds (a)	2003-2020	$ 63,200	$ 63,200
Revolving Credit Facilities (b)	2003	151,150	121,400
Senior Subordinated Notes(c)	2009	200,000	200,000
Other (d)	2001-2029	3,816	3,780
		418,166	388,380
Less: Current Maturities		3,143	1,746
		$415,023	$386,634

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

(b)

The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (2.35% at October 31, 2001) plus a margin or (ii) the agent's prime lending rate, (5.50% at October 31, 2001) plus a margin. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility, which differs from the definition of Resort EBITDA used elsewhere in this filing). The Credit Facility matures on December 19, 2002.

Specialty Sports Venture LLC ("SSV"), a retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $25 million. The amended SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. The principal amount outstanding on the Tranche B term loan was $7.25 million at October 31, 2001. Future minimum amortization under the Tranche B term loan facility is $0.75 million, $1.0 million, and $5.5 million during fiscal years 2002, 2003, and 2004. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

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

(d)	Other obligations bear interest at rates ranging from 5.45% to 8.0% and have maturities ranging from 2002 to 2029.

(e)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of October 31, 2001 are as follows (in thousands):

Due during the twelve months ending July 31:

2002	$ 1,339
2003	2,565
2004	18,458
2005	131,061
2006	64
Thereafter	264,679
Total debt	$418,166

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

6. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 5) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding the Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., Resort Technology Partners, LLC, RT Partners, Inc., SSV, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 31, 2001 and July 31, 2001 and for the three months ended October 31, 2001 and 2000.

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

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	October 31, 2001
Current assets:
Cash and cash equivalents	$ --	$ 17,719	$ 3,325	$ --	$ 21,044
Trade receivables	--	18,018	1,385	--	19,403
Taxes receivable	939	--	--	--	939
Inventories, net	--	7,514	28,104	--	35,618
Deferred income taxes	1,138	7,054	1,014	--	9,206
Other current assets	--	12,353	1,237	--	13,590
Total current assets	2,077	62,658	35,065	--	99,800
Property, plant and equipment, net	--	665,246	15,689	--	680,935
Real estate held for sale and investment	--	162,735	10,227	--	172,962
Deferred charges and other assets	5,567	29,793	811	--	36,171
Notes receivable, long-term	--	10,872	--	--	10,872
Intangible assets, net	--	174,340	19,287	--	193,627
Investments in subsidiaries and advances to (from) subsidiaries	696,970	(16,838)	(10,858)	(669,274)	--
Total assets	$ 704,614	$ 1,088,806	$ 70,221	$ (669,274)	$ 1,194,367

Current liabilities:
Accounts payable and accrued expenses	$ 9,186	$ 113,018	$ 24,624	$ --	$ 146,828
Long-term debt due within one year	--	2,143	1,000	--	3,143
Total current liabilities	9,186	115,161	25,624	--	149,971
Long-term debt	200,000	195,873	19,150	--	415,023
Other long-term liabilities	534	28,074	--	--	28,608
Deferred income taxes	--	86,204	1,643	--	87,847
Minority interest in net assets of consolidated joint ventures	--	8,328	9,696	--	18,024
Total stockholders' equity	494,894	655,166	14,108	(669,274)	494,894
Total liabilities and stockholders' equity	$ 704,614	$ 1,088,806	$ 70,221	$ (669,274)	$ 1,194,367

	July 31, 2001
Current assets:
Cash and cash equivalents	$ --	$ 27,650	$ 344	$ --	$ 27,994
Trade receivables	--	25,163	589	--	25,752
Taxes receivable	939	--	--	--	939
Inventories, net	--	8,972	17,919	--	26,891
Deferred income taxes	1,138	7,054	1,014	--	9,206
Other current assets	--	7,893	784	--	8,677
Total current assets	2,077	76,732	20,650	--	99,459
Property, plant and equipment, net	--	667,187	13,085	--	680,272
Real estate held for sale and investment	--	148,950	10,227	--	159,177
Deferred charges and other assets	5,750	30,382	80	--	36,212
Notes receivable, long-term	--	10,881	--	--	10,881
Intangible assets, net	--	182,220	12,744	--	194,964
Investments in subsidiaries and advances to (from) subsidiaries	716,581	(9,521)	(10,909)	(696,151)	--
Total assets	$ 724,408	$ 1,106.831	$ 45,877	$ (696,151)	$ 1,180,965

Current liabilities:
Accounts payable and accrued expenses	$ 4,703	$ 106,367	$ 11,370	$ --	$ 122,440
Long-term debt due within one year	--	746	1,000	--	1,746
Total current liabilities	4,703	107,113	12,370	--	124,186
Long-term debt	200,000	171,434	15,200	--	386,634
Other long-term liabilities	534	27,397	--	--	27,931
Deferred income taxes	--	101,962	--	--	101,962
Minority interest in net assets of consolidated joint ventures	--	13,051	8,030	--	21,081
Total stockholders' equity	519,171	685,874	10,277	(696,151)	519,171
Total liabilities and stockholders' equity	$ 724,408	$ 1,106,831	$ 45,877	$ (696,151)	$ 1,180,965

Supplemental Condensed Consolidating Statement of Operations
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	For the Three Months Ended October 31, 2001
Total revenues	$ --	$ 56,754	$ 16,706	$ 870	$ 74,330
Total operating expenses	539	86,182	20,406	870	107,997
Income (loss) from operations	(539)	(29,428)	(3,700)	--	(33,667)
Other expense	(4,558)	(2,373)	(198)	--	(7,129)
Minority interest in net income of consolidated joint ventures	--	479	1,861	--	2,340
Income (loss) before benefit (provision) for income taxes	(5,097)	(31,169)	(2,037)	--	(38,456)
Benefit (provision) for income taxes	1,860	12,206	(30)	--	14,036
Net income (loss) before equity in income of consolidated subsidiaries	(3,237)	(18,963)	(2,067)	--	(24,420)
Equity in income of consolidated subsidiaries	(21,183)	(2,067)	--	23,250	--
Net income (loss)	$ (24,420)	$ (21,030)	$ (2,067)	$ 23,250	$ (24,420)

	For the Three Months Ended October 31, 2000
Total revenues	$ --	$ 57,199	$ 13,405	$ (177)	$ 70,427
Total operating expenses	372	82,918	16,792	(177)	99,905
Income (loss) from operations	(372)	(25,719)	(3,387)	--	(29,478)
Other expense	(4,545)	(3,666)	(288)	--	(8,499)
Minority interest in net income of consolidated joint ventures	--	--	1,770	--	1,770
Income (loss) before benefit (provision) for income taxes	(4,917)	(29,385)	(1,905)	--	(36,207)
Benefit (provision) for income taxes	2,041	12,985	--	--	15,026
Net income (loss) before equity in income of consolidated subsidiaries	(2,876)	(16,400)	(1,905)	--	(21,181)
Equity in income of consolidated subsidiaries	(18,305)	(1,905)	--	20,210	--
Net income (loss)	$ (21,181)	$ (18,305)	$ (1,905)	$ 20,210	$ (21,181)

Supplemental Condensed Consolidating Statement of Cash Flows
(in thousands)
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

	For the Three Months Ended October 31, 2001
Cash flows from operating activities	$ (21,211)	$ 20,087	$ (1,134)	$ (2,258)

Cash flows from investing activities:
Resort capital expenditures	--	(19,715)	(1,458)	(21,173)
Investments in real estate	--	(13,785)	--	(13,785)
Cash paid in acquisitions	--	--	--	--
Investments in/distributions from equity investments, net	--	311	--	311
Cash flows from other investing activities	--	52	--	52
Net cash used in investing activities	--	(33,137)	(1,458)	(34,595)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	77,482	2,618	80,100
Payments on long-term debt	--	(50,314)	--	(50,314)
Advances to (from) affiliates	21,094	(21,296)	202	--
Other financing activities	117	--	--	117
Net cash provided by (used in) financing activities	21,211	5,872	2,820	29,903

Net increase (decrease) in cash and cash equivalents	--	(7,178)	228	(6,950)
Cash and cash equivalents:
Beginning of period	--	24,897	3,097	27,994
End of period	$ --	$ 17,719	$ 3,325	$ 21,044

	For the Three Months Ended October 31, 2000
Cash flows from operating activities	$ (33,398)	$ 29,500	$ (3,675)	$ (7,573)

Cash flows from investing activities:
Resort capital expenditures	--	(15,379)	(1,233)	(16,612)
Investments in real estate	--	(10,421)	--	(10,421)
Cash flows from other investing activities	--	4,965	--	4,965
Net cash used in investing activities	--	(20,835)	(1,233)	(22,068)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	53,500	5,300	58,800
Payments on long-term debt	--	(30,755)	(250)	(31,005)
Advances to (from) affiliates	30,602	(30,920)	318	--
Other financing activities	2,796	1,076	--	3,872
Net cash provided by (used in) financing activities	33,398	(7,099)	5,368	31,667

Net increase (decrease) in cash and cash equivalents	--	1,566	460	2,026
Cash and cash equivalents:
Beginning of period	--	18,346	322	18,668
End of period	$ --	$ 19,912	$ 782	$ 20,694

7. Related Party Transactions

In connection with the employment of Edward E. Mace as President of Rockresorts International, LLC ("Rockresorts") and of Vail Resorts Lodging Company, Rockresorts agreed to invest up to $900,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado (the "Colorado Residence"). Based on the actual amount invested by the Company, the Company will obtain a proportionate undivided ownership interest in the Colorado Residence. Upon the resale of the Colorado Residence, or within 18 months of the termination of Mr. Mace's employment with the Company, whichever is earlier, the Company shall be entitled to receive its proportionate share of the resale price of the Colorado Residence, less certain deductions. Mr. Mace currently owns a residence in California (the "California Residence"), which, if not sold within six months, Rockresorts has agreed to either purchase or pay certain costs associated with the first mortgage on the California Residence.

8. Subsequent Events

In November 2001, the Company acquired a majority interest in Rockresorts, a luxury hotel management company, from Olympus Real Estate Partners ("Olympus") for total initial consideration of $7.5 million. The acquisition includes the assumption by the Company of the management contracts on Rockresorts' five resort hotels across the United States. The Company will control most operational decisions for Rockresorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement. In 2004, the Company has the option to acquire the remaining interest in Rockresorts through an additional payment to Olympus, which is to be determined at that time based on growth of Rockresorts. In 2004-2005, Olympus has the option to sell its remaining interest in Rockresorts to the Company for an amount calculated at that time based on the growth of Rockresorts. The Rockresorts brand portfolio at the time of acquisition consisted of five Olympus-owned luxury resort hotels: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington, and Casa Madrona in Sausalito, California. Olympus will retain ownership of these properties, but Rockresorts will manage them. The Company has re-flagged five of its hotel properties as Rockresorts: The Great Divide Lodge in Breckenridge, The Lodge at Vail, The Keystone Lodge, The Pines Lodge in Beaver Creek, and Snake River Lodge & Spa.

Concurrent with the acquisition of Rockresorts, the Company acquired The Ritz-Carlton, Rancho Mirage ("the Hotel") from Olympus for total initial consideration of $20 million, followed by a second payment of $25 million in two years. The Hotel has been renamed The Lodge at Rancho Mirage and is being managed as a Rockresort property. The four-star hotel is located in the Palm Springs area of California and has 240 guestrooms, including 21 suites. The facility also includes a full service spa, salon and fitness center, an outdoor swimming pool and Jacuzzi, three restaurants and a bar, almost 12,000 square feet of meeting space, and two leased retail spaces.

On November 13, 2001 the Company announced that it entered into a new three-year revolving credit facility to replace its existing credit facility, which had been scheduled to terminate at the end of 2002. The Company's subsidiary, The Vail Corporation, is the borrower under the new credit facility, with Bank of America N.A., as agent, certain other financial institutions, as lenders, and Banc of America Securities LLC. The new credit facility provides for debt financing up to an aggregate principal amount of $421.0 million. The Vail Corporation's obligations under the new credit facility are guaranteed by the Company and certain of its subsidiaries and are secured by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the new credit facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

In November 2001, the Company sold $160,000,000 principal amount of 8.75% senior subordinated notes due in 2009. The terms of the notes are substantially similar to those of the Company's 8.75% senior subordinated notes due in 2009 issued in May of 1999 (see Note 5). The notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The Company used the proceeds of the notes to repay a portion of the indebtedness under the Company's new Credit Facility. The notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2001 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of October 31, 2001 and 2000 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

The Company's results of operations for the quarter ended October 31, 2001 reflect the impacts of the September 11th terrorist attacks and the political and economic aftermath of those events, with both Resort revenue and Resort EBITDA (Resort revenue less Resort operating expense) unfavorable for the period as compared to the same period last year. Not only did those events cause the cancellation of conference business in the fall, but also contributed to a decline in air bookings, advance bookings, and destination visitors.

In addition, the lack of snow before the Thanksgiving holiday, which fell early this year, contributed to a decline in business for November. As a result of the lack of snow, the Company's four ski resort were either closed or had very limited terrain open. However, since Thanksgiving, all four of the Company's ski resorts have been receiving snowfall, and as such all four are open and operating. Vail, Beaver Creek and Breckenridge all currently have average or above-average snowfall levels for this time of year, while Keystone's snowfall is still below average for this time of year, and as a result has seen a decline in skier visitation to date as compared to last season.

In order to counteract the effects of September 11, 2001 and the slowing economy on the Company's results of operations, the Company has implemented an aggressive cost reduction plan, including suspension of fiscal 2002 wage increases. In addition, the Company has increased its focus on sales and marketing initiatives, which has resulted in an increase in season pass sales in both volume and dollars over fiscal 2001.

The Company's hospitality segment has continued to grow in the first quarter of fiscal 2001. The Company successfully closed on the acquisitions of Rockresorts International LLC and The Ritz-Carlton, Rancho Mirage as planned. In addition, the Company is on track to close the acquisition of the Vail Marriott Mountain Resort on December 17, 2001.

In addition, the Company announced that it had entered into a new three year $421 million credit facility in November 2001. The Company also issued $160 million senior subordinated notes in November 2001. The proceeds of the senior subordinated notes were used to pay down debt under the Credit Facility. The Company anticipates that both of these actions will give us increased financial flexibility going forward.

Looking toward the remainder of the ski season, the Company expects that "drive-in" business, which accounts for approximately 48% of total skier visits, will be robust. "Fly-in" business continues to be negatively impacted by the events of September 11, the slowing national economy and decreased air travel, however the Company will see some improvement in this area as a result of lower airfares, lower interest rates, the success to date of the war effort in Afghanistan, and continued snowfall. Advance bookings, while still behind last year, have improved significantly since mid-October, and call volumes to our central reservations are also improving but still off last year's volumes. Bookings for the Christmas holiday period appear strong, down approximately 3% from last year.

While current trends for the Company's resort segment for fiscal 2002 appear positive, there are many undetermined factors that could affect overall results for fiscal 2002. As such, the Company is unable to predict with any certainty the results of operations for the resort segment for the remainder of the fiscal year, and the data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

The Company's real estate segment is expected to perform well for fiscal 2002, with estimated operating income (Real estate revenue less Real estate operating expense) in the range of $13 million to $15 million for fiscal 2002. This positive performance despite the slowing economy is a result of sales contracted for Red Sky Ranch and Arrowhead that are scheduled to close in fiscal 2002.

Presented below is more detailed comparative data regarding the Company's results of operations for the three months ended October 31, 2001 versus the three months ended October 31, 2000.

Results of Operations

Three Months Ended October 31, 2001 versus Three Months Ended October 31, 2000 (dollars in thousands, except Effective Ticket Price amounts)

	Three Months Ended			Percentage
	October 31,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	(unaudited)

Resort revenue	$ 57,421	$ 60,708	$ (3,287)	(5.4)%
Resort operating expense	81,973	79,331	2,642	3.3%

Resort revenue. Resort revenue for the three months ended October 31, 2001 and 2000 is presented by category as follows:

	Three Months Ended			Percentage
	October 31,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$ 208	$ 186	$ 22	11.8%
Ski school	37	11	26	236.4%
Dining	11,662	12,403	(741)	(6.0)%
Retail/rental	17,039	15,918	1,121	7.0%
Hospitality	14,679	15,956	(1,277)	(8.0)%
Other	13,796	16,234	(2,438)	(15.0)%
Total resort revenue	$ 57,421	$ 60,708	$ (3,287)	(5.4)%

Total skier visits	10	8	2	25.0%

Effective Ticket Price	$ 20.80	$ 23.25	$ (2.45)	(10.5)%

Resort revenue for the three months ended October 31, 2001 decreased $3.3 million, or 5.4%, as compared the three months ended October 31, 2000. This decrease in resort revenue is due primarily to an 8.0% decrease in hospitality revenue and a 6.0% decrease in dining revenue compared to the three months ended October 31, 2000. Hospitality and dining revenues were negatively affected by conference group cancellations due to the terrorist attacks on September 11, 2001 and the general downturn in the economy. However, many of the groups that cancelled as a result of the terrorist attacks have re-booked for later this fiscal year.

The increase in retail/rental revenue is due to the increased retail sales generated by SSV, the company's retail/rental joint venture.

The $2.4 million decrease in other resort revenue for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000 is due primarily to a decrease in golf and private club operations. Other resort revenue also consists of ancillary recreation operations such as Adventure Ridge and Adventure Point, golf operations, private club operations, municipal support services for the resort villages, brokerage operations and commercial leasing.

Resort operating expense. Resort operating expense for the three months ending October 31, 2001 was $82.0 million, an increase of $2.6 million, or 3.3%, compared to the three months ending October 31, 2000. The increase in resort operating expense is primarily attributable to increased variable costs associated with the increase in retail/rental revenue, increased marketing efforts, and an increase in the Company's allowance for bad debt due to the current state of the economy and the events of September 11, 2001.

Real estate revenue. Revenue from real estate operations for the three months ending October 31, 2001 was $15.9 million, an increase of $6.9 million, or 76.6%, compared to the three months ending October 31, 2000. This increase is primarily due to two land parcel sales to real estate developers. Real estate revenue also includes the Company's equity investment in Keystone/Intrawest LLC (the "Keystone JV"), the joint venture developing the River Run development at Keystone. Profits generated by Keystone/Intrawest LLC during the quarter ended October 31, 2001 included the sale of 51 condominiums at the River Run development.

Real estate operating expense. Real estate operating expense for the three months ending October 31, 2001 was $9.5 million, an increase of $5.2 million, or 121.4%, compared to the three months ending October 31, 2000. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The increase in real estate operating expense for the three months ending October 31, 2001 as compared to the three months ending October 31, 2000 is commensurate with the increase in real estate sales noted above.

Depreciation and amortization. Depreciation and amortization expense was $15.4 million, a decrease of $0.3 million, or 1.8%, for the three months ending October 31, 2001 as compared to the three months ending October 31, 2000. The decrease was primarily attributable to a decrease in amortization due to the Company's adoption of SFAS No. 142 offset by an increased fixed asset base due to the acquisitions of Snake River Lodge & Spa ("SRL&S") and the Company's 51% interest in RTP as well as general capital improvements.

Interest expense. During the three months ending October 31, 2001 and 2000 the Company recorded interest expense of $7.9 million and $8.9 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the senior subordinated debt issued in May 1999. The decrease in interest expense for the three months ending October 31, 2001 compared to the three months ending October 31, 2000 is attributable to a decrease in the average balance outstanding under the Credit Facility combined with reduced interest rates during the three months ending October 31, 2001.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the three months ended October 31, 2001 resort capital expenditures were $21.2 million and investments in real estate were $13.8 million for investments in real estate. The primary projects included in resort capital expenditures were (i) the development of Peak 7 in Breckenridge, (ii) implementation of an enterprise resource planning system, (iii) a new Children's Ski School facility at Breckenridge, (iv) expansion of the grooming fleet, and (v) upgrades and remodeling at the Village at Breckenridge and Lodge at Vail. The primary projects included in investments in real estate were (i) continued development of the Red Sky Ranch golf community, (ii) construction of the Mountain Thunder Lodge condominium project at Breckenridge, and (iii) planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make resort capital expenditures of approximately $35 million to $45 million during the remainder of fiscal 2002. The primary projects are anticipated to include (i) ski area expansion of Peak 7 at Breckenridge, (ii) Keystone's snowmaking lower pipeline replacement, (iii) upgrades to office and front line information systems, and (iv) continued implementation of an enterprise resource planning system. Investments in real estate during the remainder of fiscal 2002 are expected to total approximately $35 million to $45 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, a golf community that will include two 18-hole golf courses, (iii) development of Mountain Thunder Lodge at Breckenridge and (iv) investments in developable land at strategic locations at all four ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

During the three months ended October 31, 2001, the Company generated $29.9 million in cash in its financing activities consisting of $29.8 million net long-term debt borrowings and $0.1 million received from the exercise of stock options. During the three months ended October 31, 2001,8,752 employee stock options were exercised at exercise prices ranging from $10.75 to $19.06. Additionally, 1,845 shares of restricted stock were issued to management.

Based on current anticipated levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and is therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter and complete the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter. The Company did not identify any impaired intangible assets as a result of the transitional impairment testing performed. Pursuant to SFAS No. 142, the Company is no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. The Company has not yet determined the impact of the remaining provisions of SFAS No. 142, including its tests for goodwill impairment, will have on its financial position or results of operations. However, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

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

In September 2001, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" ("EITF 01-10"). EITF 01-10 provides accounting and disclosure guidance for losses and costs incurred as a result of the September 11 events, and for related insurance recoveries and federal assistance provided to air carriers in the form of direct compensation. The Company does not believe the provisions of EITF 01-10 will have a material impact on the Company's financial position or results of operations.

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

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2001, the Company had $151.2 million of variable rate indebtedness, representing 36% of the Company's total debt outstanding, at an average interest rate during the three months ended October 31, 2001 of 4.53% (see Note 5 of the Notes to Consolidated Financial Statements). Based on the average floating rate borrowings outstanding during the three months ended October 31, 2001 a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $125,000.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.
a)	Index to Financial Statements and Financial Statement Schedules.
	i)	Index to Exhibits

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 12, 2001.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	December 12, 2001