Form 10-Q
period 2002-01-31
VAIL RESORTS INC
filed 2002-03-18
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	1. Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	January 31, 2002

[ ]	2. Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[No Fee Required]
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(970) 476-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

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

[X]	Yes	[ ]	No

As of March 8, 2002, 7,439,834 shares of Class A Common Stock and 27,709,295 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

	Consolidated Condensed Balance Sheets as of January 31, 2002, July 31, 2001 and January 31, 2001	F-2
	Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2002 and 2001	F-3
	Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2002 and 2001	F-4
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2002 and 2001	F-5
	Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	January 31,	July 31,	January 31,
	2002	2001	2001
Assets
Current assets:
Cash and cash equivalents	$ 26,230	$ 27,994	$ 25,644
Trade receivables, net	40,346	25,752	43,163
Income taxes receivable	939	939	--
Inventories, net	29,538	26,891	27,580
Deferred income taxes	9,206	9,206	10,364
Other current assets	9,679	8,677	6,878
Total current assets	115,938	99,459	113,629
Property, plant and equipment, net	779,711	680,272	677,616
Real estate held for sale and investment	172,231	159,177	143,610
Deferred charges and other assets	53,841	47,093	47,208
Goodwill, net	135,097	133,381	131,864
Intangible assets, net	70,707	61,583	59,502
Total assets	$1,327,525	$1,180,965	$1,173,429

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 182,521	$ 122,440	$ 159,027
Income taxes payable	--	--	616
Long-term debt due within one year (Note 5)	3,361	1,746	2,044
Total current liabilities	185,882	124,186	161,687
Long-term debt (Note 5)	471,725	386,634	380,513
Other long-term liabilities	27,909	27,931	33,403
Deferred income taxes	100,866	101,962	88,924
Commitments and contingencies (Note 3)	--	--	--
Minority interest in net assets of consolidated joint ventures	23,651	21,081	17,002
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,703,821, 27,681,391, and 27,489,630 shares issued and outstanding as of January 31, 2002, July 31, 2001, and January 31, 2001, respectively	277	277	275
Additional paid-in capital	411,082	411,275	407,750
Retained earnings	106,059	107,545	83,801
Total stockholders' equity	517,492	519,171	491,900
Total liabilities and stockholders' equity	$1,327,525	$1,180,965	$1,173,429

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2002	2001
Net revenue:
Resort	$ 179,991	$ 178,934
Real estate	36,651	9,811
Technology	1,190	660
Total net revenue	217,832	189,405
Operating expense:
Resort	123,533	126,938
Real estate	28,292	6,732
Technology	1,269	639
Depreciation and amortization	16,066	16,183
Total operating expense	169,160	150,492
Income from operations	48,672	38,913
Other income (expense):
Investment income	243	613
Interest expense	(10,364)	(9,219)
Gain (loss) on disposal of fixed assets	(179)	96
Other expense	(19)	(9)
Minority interest in net income of consolidated joint ventures	(2,297)	(2,809)
Income before income taxes	36,056	27,585
Provision for income taxes	(13,123)	(11,448)
Net income	$ 22,933	$ 16,137

Net income per common share (Note 4):
Basic	$ 0.65	$ 0.46
Diluted	$ 0.65	$ 0.46

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2002	2001
Net revenue:
Resort	$ 237,412	$ 239,651
Real estate	52,500	18,787
Technology	2,249	1,403
Total net revenue	292,161	259,841
Operating expense:
Resort	205,504	206,278
Real estate	37,831	11,041
Technology	2,392	1,261
Depreciation and amortization	31,428	31,826
Total operating expense	277,155	250,406
Income from operations	15,006	9,435
Other income (expense):
Investment income	955	1,286
Interest expense	(18,226)	(18,120)
Loss on disposal of fixed assets	(127)	(166)
Other expense	(50)	(18)
Minority interest in net loss (income) of consolidated joint ventures	43	(1,039)
Loss before benefit for income taxes	(2,399)	(8,622)
Benefit for income taxes	913	3,578
Net loss	$ (1,486)	$ (5,044)

Net loss per common share (Note 4):
Basic	$ (0.04)	$ (0.14)
Diluted	$ (0.04)	$ (0.14)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2002	2001
Cash flows from operating activities:
Net loss	$ (1,486)	$ (5,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,428	31,826
Non-cash cost of real estate sales	26,214	5,331
Non-cash compensation related to stock grants	728	210
Non-cash equity income	(1,312)	(2,027)
Deferred financing costs amortized	1,242	879
Loss on disposal of fixed assets	127	166
Deferred income taxes, net	(1,096)	(3,653)
Minority interest in net income of consolidated joint venture	(43)	1,039
Changes in assets and liabilities:
Accounts receivable, net	(14,490)	(3,736)
Inventories	(2,303)	(3,488)
Accounts payable and accrued expenses	58,153	52,449
Income taxes receivable/payable	--	(2,029)
Other assets and liabilities	(5,553)	(4,895)
Net cash provided by operating activities	91,609	67,028
Cash flows from investing activities:
Investments in joint ventures, net	479	5,205
Cash paid in acquisitions	(77,520)	--
Capital expenditures	(35,477)	(23,832)
Investments in real estate	(36,625)	(27,154)
Proceeds from disposal of fixed assets	(109)	539
Net cash used in investing activities	(149,252)	(45,242)
Cash flows from financing activities:
Proceeds from the exercise of stock options	263	3,192
Cash financing provided to equity-method investees	--	(7,400)
Deferred financing costs paid	(7,314)	--
Proceeds from cancellation of swap agreements	--	1,076
Proceeds from borrowings under long-term debt	568,801	111,600
Payments on long-term debt	(505,871)	(123,278)
Net cash provided by (used in) financing activities	55,879	(14,810)
Net increase (decrease) in cash and cash equivalents	(1,764)	6,976
Cash and cash equivalents:
Beginning of period	27,994	18,668
End of period	$ 26,230	$ 25,644

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Basis of Presentation

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Resort, Real Estate, and Technology. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries, and includes the operations of Resort Technology Partners, LLC ("RTP"), a 51%-owned joint venture. The Company's resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through late April; the Company's operations at GTLC generally run from mid-May through mid-October. SRL&S and Rancho Mirage operate year-round.

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated condensed financial statements as of July 31, 2001 and the three and six months ended January 31, 2001 to conform to the present period presentation.

New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and is therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter. The Company did not identify any impairments as a result of the first "step" of goodwill impairment testing performed, except for goodwill associated with SRL&S and Village at Breckenridge. The Company is required to quantify these impairments by July 31, 2002. Pursuant to SFAS No. 142, the Company is no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. The Company has not yet determined what impact the remaining provisions of SFAS No. 142, including its final tests for goodwill impairment, will have on its financial position or results of operations. However, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

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

3. Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. The current SCMD Board of Director members are employees of the Company. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes, townhomes, and lodging units. The developers' current plans, however, call for approximately 960 dwelling units to be constructed over the next 10 years. As of January 31, 2002, the Company has sold 104 single-family homesites and 20 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 35 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $20.9 million at January 31, 2002. The Company has recorded $12.3 million as a liability related to the subsidy in the accompanying financial statements as of January 31, 2002. The total subsidy incurred as of January 31, 2002 and July 31, 2001 was $9.3 million and $8.5 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. The current HCMD Board of Director members are employees of the Company. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. The developers' current plans call for approximately 60 home sites to be sold over the next two years, and all 87 units to be constructed over the next eleven years. As of January 31, 2002, the Company has sold 23 single-family homesites. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated the present value of the aggregate subsidy to be $3 million at January 31, 2002. The total subsidy incurred as of January 31, 2002 was $38 thousand.

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 31% to 50%. Each entity has issued interest only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million, enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The proceeds of the Housing Bonds were used to construct the housing facilities. The housing facilities are located on land owned by the Company, leased to each respective entity with the exception of Breckenridge Terrace. The Company master leases, under operating lease agreements, the units in the housing facilities to provide seasonal housing for its employees.

At January 31, 2002 the Company had various other letters of credit outstanding in the aggregate amount of $31.7 million.

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

In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. Under the Clean Water Act, unauthorized discharges of fill material can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered the Company to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to the restoration plan approved by the EPA. The EPA is considering enforcement action, and settlement discussions between the EPA and the Company are continuing. Although the Company cannot guarantee a particular result, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial performance or results of operations.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the six months ended January 31, 2002 and 2001, the Company recorded lease expense related to these agreements of $9.4 million and $7.2 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of January 31, 2002 are as follows (in thousands):

Due during fiscal years ending July 31:
2002	$ 7,632
2003	12,400
2004	9,991
2005	8,898
2006	8,753
Thereafter	6,620
Total	$ 54,294

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

	Three Months Ended
	January 31,
	2002		2001
	Basic	Diluted	Basic	Diluted
Net income per common share:
Net income	$ 22,933	$ 22,933	$ 16,137	$ 16,137

Weighted-average shares outstanding	35,125	35,125	34,980	34,980
Effect of dilutive securities	--	42	--	283
Total shares	35,125	35,167	34,980	35,263
Net income per common share	$ 0.65	$ 0.65	$ 0.46	$ 0.46

	Six Months Ended
	January 31,
	2002		2001
	Basic	Diluted	Basic	Diluted
Net loss per common share:
Net loss	$ (1,486)	$ (1,486)	$ (5,044)	$ (5,044)
Weighted-average shares outstanding	35,134	35,134	34,838	34,838
Net loss per common share	$ (0.04)	$ (0.04)	$ (0.14)	$ (0.14)

The calculation of diluted EPS for the six months ended January 31, 2002 and 2001 does not include the effect of dilutive stock options, as such effect is actually anti-dilutive due to the net loss position of the Company.

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 2,172,655 and 1,816,741, for the three and six months ended January 31, 2002 and 2001, respectively.

5. Long-Term Debt

Long-term debt as of January 31, 2002 and July, 31 2001 is summarized as follows (in thousands):

	(f)	January 31,	July 31,
	Maturity	2002	2001

Industrial Development Bonds (a)	2003-2020	$ 63,200	$ 63,200
Credit Facilities (b)	2003	30,900	121,400
Senior Subordinated Notes(c)	2009	360,000	200,000
Discount on Senior Subordinated Notes (c)		(7,241)	--
Olympus Note (d)	2004	25,000	--
Discount on Olympus Note (d)		(3,400)	--
Other (e)	2002-2029	6,627	3,780
		475,086	388,380
Less: Current Maturities		3,361	1,746
		$ 471,725	$ 386,634

(a)

The Company has $63.2 million of outstanding Industrial Development Bonds (the "Industrial Development Bonds"). $41.2 million of the Industrial Development Bonds were issued by Eagle County, Colorado and mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010.

(b)

In November 2001 the Company entered into a new three-year revolving credit facility ("Credit Facility") to replace its existing credit facility, which had been scheduled to terminate at the end of 2002. The Company's subsidiary, The Vail Corporation, is the borrower under the new credit facility with Bank of America, N.A. as agent and certain other financial institutions as lenders. The new credit facility provides for debt financing up to an aggregate principal amount of $421.0 million. The Vail Corporation's obligations under the new credit facility are guaranteed by the Company and certain of its subsidiaries and are secured by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the new credit facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Credit Facility, as amended, bear interest annually at the Company's option at the rate of (i) LIBOR (1.85% at January 31, 2002) plus a margin or (ii) the agent's prime lending rate, (4.75% at January 31, 2002) plus a margin. The Company also pays a quarterly unused commitment fee ranging from 0.35% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Adjusted EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on November 13, 2004.

Specialty Sports Venture LLC ("SSV"), a retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $25 million. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. Vail Associates guarantees the SSV Facility. The principal amount outstanding on the Tranche B term loan was $7.0 million at January 31, 2002. Future minimum amortization under the Tranche B term loan facility is $0.50 million, $1.0 million, and $5.5 million during fiscal years 2002, 2003, and 2004. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

(c)

The Company has outstanding $360 million of Senior Subordinated Notes (the "Notes"), $200 million of which were issued in May 1999 (the "1999 Notes") and $160 million of which were issued in November 2001 (the "2001 Notes"). The 1999 Notes and 2001 Notes have substantially similar terms. The 2001 Notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The proceeds of the 2001 Notes were used to repay a portion of the indebtedness under the Credit Facility. The exchange offer for the 2001 Notes was registered under the Securities Act of 1933 in February 2002, and is scheduled to close March 27, 2002, subject to extension. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts.

(d)

In connection with the Company's acquisition of Rancho Mirage in November 2001, the Company entered into a note payable to Olympus Real Estate Partners (the "Olympus Note"). The Olympus Note has a principal amount of $25 million and matures November 15, 2003. The terms of the Olympus Note do not provide for interest, therefore the Company has imputed an interest rate of 8% per annum, which has been recorded as a discount on the Olympus Note and is being amortized as interest expense over the life of the Olympus Note.

(e)	Other obligations bear interest at rates ranging from 5.45% to 8.0% and have maturities ranging from 2002 to 2029.

(f)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of January 31, 2002 are as follows (in thousands):

Due during the twelve months ending July 31:

2002	$ 2,040
2003	2,983
2004	38,501
2005	13,541
2006	584
Thereafter	417,437
Total debt	$475,086

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

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of January 31, 2002 and July 31, 2001 and for the six months ended January 31, 2002 and 2001.

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

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	January 31, 2002
Current assets:
Cash and cash equivalents	$ --	$ 22,952	$ 3,278	$ --	$ 26,230
Trade receivables	--	37,266	3,080	--	40,346
Taxes receivable	939	--	--	--	939
Inventories, net	--	8,149	21,389	--	29,538
Deferred income taxes	1,138	8,068	--	--	9,206
Other current assets	--	8,517	1,162	--	9,679
Total current assets	2,077	84,952	28,909	--	115,938
Property, plant and equipment, net	--	762,468	17,243	--	779,711
Real estate held for sale and investment	--	162,004	10,227	--	172,231
Deferred charges and other assets	9,574	43,736	531	--	53,841
Intangible assets, net	--	185,325	20,479	--	205,804
Investments in subsidiaries and advances to (from) subsidiaries	878,722	(67,425)	(10,061)	(801,236)	--
Total assets	$ 890,373	$ 1,171,060	$ 67,328	$ (801,236)	$ 1,327,525

Current liabilities:
Accounts payable and accrued expenses	$ 19,586	$ 144,578	$ 18,357	$ --	$ 182,521
Long-term debt due within one year	--	2,361	1,000	--	3,361
Total current liabilities	19,586	146,939	19,357	--	185,882
Long-term debt	352,759	102,066	16,900	--	471,725
Other long-term liabilities	536	27,373	--	--	27,909
Deferred income taxes	--	99,223	1,643	--	100,866
Minority interest in net assets of consolidated joint ventures	--	11,177	12,474	--	23,651
Total stockholders' equity	517,492	784,282	16,954	(801,236)	517,492
Total liabilities and stockholders' equity	$ 890,373	$ 1,171,060	$ 67,328	$ (801,236)	$ 1,327,525

	July 31, 2001
Current assets:
Cash and cash equivalents	$ --	$ 27,650	$ 344	$ --	$ 27,994
Trade receivables, net	--	25,163	589	--	25,752
Taxes receivable	939	--	--	--	939
Inventories, net	--	8,972	17,919	--	26,891
Deferred income taxes	1,138	7,054	1,014	--	9,206
Other current assets	--	7,893	784	--	8,677
Total current assets	2,077	76,732	20,650	--	99,459
Property, plant and equipment, net	--	667,187	13,085	--	680,272
Real estate held for sale and investment	--	148,950	10,227	--	159,177
Deferred charges and other assets	5,750	30,382	80	--	36,212
Notes receivable, long-term	--	10,881	--	--	10,881
Intangible assets, net	--	182,220	12,744	--	194,964
Investments in subsidiaries and advances to (from) subsidiaries	716,581	(9,521)	(10,909)	(696,151)	--
Total assets	$ 724,408	$ 1,106,831	$ 45,877	$ (696,151)	$ 1,180,965

Current liabilities:
Accounts payable and accrued expenses	$ 4,703	$ 106,367	$ 11,370	$ --	$ 122,440
Long-term debt due within one year	--	746	1,000	--	1,746
Total current liabilities	4,703	107,113	12,370	--	124,186
Long-term debt	200,000	171,434	15,200	--	386,634
Other long-term liabilities	534	27,397	--	--	27,931
Deferred income taxes	--	101,962	--	--	101,962
Minority interest in net assets of consolidated joint ventures	--	13,051	8,030	--	21,081
Total stockholders' equity	519,171	685,874	10,277	(696,151)	519,171
Total liabilities and stockholders' equity	$ 724,408	$ 1,106,831	$ 45,877	$ (696,151)	$ 1,180,965

Supplemental Condensed Consolidating Statement of Operations
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	For the Six Months Ended January 31, 2002
Total revenue	$ --	$ 230,934	$ 54,458	$ 6,769	$ 292,161
Total operating expense	4,029	214,371	51,986	6,769	277,155
Income (loss) from operations	(4,029)	16,563	2,472	--	15,006
Other expense	(12,003)	(4,999)	(446)	--	(17,448)
Minority interest in net income of consolidated joint ventures	--	1,025	(982)	--	43
Income (loss) before benefit (provision) for income taxes	(16,032)	12,589	1,044	--	(2,399)
Benefit (provision) for income taxes	6,092	(5,149)	(30)	--	913
Net income (loss) before equity in income of consolidated subsidiaries	(9,940)	7,440	1,014	--	(1,486)
Equity in income of consolidated subsidiaries	8,454	1,014	--	(9,468)	--
Net income (loss)	$ (1,486)	$ 8,454	$ 1,014	$ (9,468)	$ (1,486)

	For the Six Months Ended January 31, 2001
Total revenue	$ --	$ 213,013	$ 48,079	$ (1,268)	$ 259,824
Total operating expense	278	205,989	45,390	(1,268)	250,389
Income (loss) from operations	(278)	7,024	2,689	--	9,435
Other expense	(9,103)	(7,279)	(636)	--	(17,018)
Minority interest in net income of consolidated joint ventures	--	--	(1,039)	--	(1,039)
Income (loss) before benefit (provision) for income taxes	(9,381)	(255)	1,014	--	(8,622)
Benefit (provision) for income taxes	3,893	(315)	--	--	3,578
Net income (loss) before equity in income of consolidated subsidiaries	(5,488)	(570)	1,014	--	(5,044)
Equity in income of consolidated subsidiaries	444	1,014	--	(1,458)	--
Net income (loss)	$ (5,044)	$ 444	$ 1,014	$ (1,458)	$ (5,044)

Supplemental Condensed Consolidating Statement of Cash Flows
(in thousands)
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

	For the Six Months Ended January 31, 2002
Cash flows provided by operating activities	$ 3,409	$ 86,913	$ 1,174	$ 91,496

Cash flows from investing activities:
Resort capital expenditures	--	(31,109)	(4,368)	(35,477)
Investments in real estate	--	(36,625)	--	(36,625)
Cash paid in acquisitions	--	(77,520)	--	(77,520)
Investments in/distributions from equity investments, net	--	479	--	479
Cash flows from other investing activities	--	(109)	--	(109)
Net cash used in investing activities	--	(144,884)	(4,368)	(149,252)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	152,872	414,029	1,700	568,601
Payments on long-term debt	--	(505,558)	--	(505,558)
Advances to (from) affiliates	(152,264)	151,840	424	--
Other financing activities	(4,017)	(3,034)	--	(7,051)
Net cash provided by (used in) financing activities	(3,409)	57,277	2,124	55,992

Net decrease in cash and cash equivalents	--	(694)	(1,070)	(1,764)
Cash and cash equivalents:
Beginning of period	--	25,585	2,409	27,994
End of period	$ --	$ 24,891	$ 1,339	$ 26,230

	For the Six Months Ended January 31, 2001
Cash flows provided by (used in) operating activities	$ (8,608)	$ 70,520	$ 5,116	$ 67,028

Cash flows from investing activities:
Resort capital expenditures	--	(18,048)	(5,784)	(23,832)
Investments in real estate	--	(27,154)	--	(27,154)
Cash flows from other investing activities	--	5,744	--	5,744
Net cash used in investing activities	--	(39,458)	(5,784)	(45,242)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	110,700	900	111,600
Payments on long-term debt	--	(122,778)	(500)	(123,278)
Advances to (from) affiliates	5,416	(5,658)	242	--
Other financing activities	3,192	(6,324)	--	(3,132)
Net cash provided by (used in) financing activities	8,608	(24,060)	642	(14,810)

Net increase (decrease) in cash and cash equivalents	--	7,002	(26)	6,976
Cash and cash equivalents:
Beginning of period	--	18,346	322	18,668
End of period	$ --	$ 25,348	$ 296	$ 25,644

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

In 1995, the spouse of Andrew P. Daly, the Company's President, received financial terms more favorable than those available to the general public in connection with her purchase of a homesite at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, the contract provides for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under a promissory note of $438,750. Mrs. Daly's note is secured by a first deed of trust and amortized over 25 years at a rate of 8% per annum interest, with a balloon payment due on the earlier December 30, 2001 or one year from the date Mr. Daly's employment with the Company is terminated. The Company is currently in negotiations to extend the terms of the agreement.

8. Acquisitions and Business Combinations

In November 2001, the Company acquired a majority interest in Rockresorts, a luxury hotel management company, from Olympus Real Estate Partners ("Olympus") for total initial consideration of $7.5 million. The acquisition includes the assumption by the Company of the management contracts on Rockresorts' five resort hotels across the United States. The Company will control most operational decisions for Rockresorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement. In 2004, the Company has the option to acquire the remaining interest in Rockresorts through an additional payment to Olympus, which is to be determined at that time based on growth of Rockresorts. In 2004-2005, Olympus has the option to sell its remaining interest in Rockresorts to the Company for an amount calculated at that time based on the growth of Rockresorts. The Rockresorts brand portfolio at the time of acquisition consisted of five Olympus-owned luxury resort hotels: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington, and Casa Madrona in Sausalito, California. Olympus will retain ownership of these properties, but Rockresorts will manage them. Additionally, five of the hotels the Company owns or has a majority interest in have been re-flagged as Rockresorts: The Great Divide Lodge in Breckenridge, The Lodge at Vail, The Keystone Lodge, The Pines Lodge in Beaver Creek, and Snake River Lodge & Spa. The purchase price allocation has not yet been completed for this acquisition.

Concurrent with the acquisition of Rockresorts, the Company acquired The Ritz-Carlton, Rancho Mirage from Olympus for total initial consideration of $20 million and a note payable to Olympus for $25 million in two years. The purchase price allocation for this acquisition has not yet been completed. The Ritz-Carlton, Rancho Mirage was renamed The Lodge at Rancho Mirage and is being managed as a Rockresort property. The four-star hotel is located in the Palm Springs area of California and has 240 guestrooms, including 21 suites. The facility also includes a full service spa, salon and fitness center, an outdoor swimming pool and Jacuzzi, three restaurants and a bar, almost 12,000 square feet of meeting space, and two leased retail spaces.

The Company also acquired the Vail Marriott Mountain Resort ("Vail Marriott") in December 2001 from Host Marriott Corporation for a total purchase price of $49.5 million. The purchase price allocation for this acquisition has not yet been completed. The property is operated by Vail Resorts Lodging Company as a Marriott franchisee, subject to various provisions of a franchise agreement with Marriott International. The Vail Marriott, located 150 yards from Vail's gondola, is the largest hotel in the Vail Valley with 349 rooms. The Vail Marriott's amenities also include a restaurant and bar, over 16,000 square feet of meeting space, indoor and outdoor pools, a full service spa, a 3,600 square foot fitness center, four tennis courts and over 4,500 square feet of commercial space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2001 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of January 31, 2002 and 2001 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

The following discussion of the Company's financial performance makes reference to Resort EBITDA. Resort EBITDA (earnings before interest expense, income tax expense, depreciation and amortization) is defined as revenues from Resort operations less Resort operating expenses. Resort EBITDA is not a term that has an established meaning under generally accepted accounting principles ("GAAP"), and it might not be comparable to similarly titled measures reported by other companies. Information concerning Resort EBITDA has been included because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort EBITDA does not purport to represent cash provided by operating activities, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For information regarding the Company's historical cash flows from operating, investing and financing activities, see the Company's consolidated financial statements included elsewhere in this Form 10-Q.

Despite the overall economic environment and the downturn in the travel industry following the events of September 11, the Company's financial performance for the second quarter of fiscal 2002 exceeded management expectations, particularly within the Resort segment. Resort revenue for the quarter ended January 31, 2002 increased 0.6% to $180.0 million compared to the comparable period of fiscal 2001. Resort EBITDA for the same period increased 8.6% to $56.5 million compared to fiscal 2001.

The Company's successful financial performance during the second quarter of fiscal 2002 was driven by three major factors: 1) innovative sales and marketing strategies which focused on the Company's frequent skier program, effective lift ticket pricing strategies, aggressive e-marketing, and an initiative to drive visitation at the Company's ski resorts by discounting lodging rates at the Company's owned and managed lodging properties; 2) record season pass sales, fueled by the "Buddy" and "Colorado" season pass products, which also resulted in an increased share of the Colorado Front Range market (Denver/Boulder/Colorado Springs metropolitan areas); and 3) aggressive cost savings measures, which included a wage and hiring freeze, delay of seasonal staffing by three to five weeks, strategic snow making, and restricted discretionary expenditures. The acquisitions of the Vail Marriott, Rockresorts, and Rancho Mirage also contributed to the success of the quarter. In addition, the Company is benefiting from the management restructuring implemented in Spring 2001. As a result of the improved performance in the second fiscal quarter, the Company lifted the hiring freeze and granted merit increases to eligible employees in February 2002.

On a fiscal year-to-date basis through January 31, 2002, the Company's Resort revenue decreased 0.9% and Resort EBITDA decreased 4.4% compared to the same period in fiscal 2001, reflecting the impacts of the September 11 terrorist attacks and the political and economic aftermath of those events. The events of September 11 combined with a slow national economy resulted in a decline in conference bookings, air travel and destination visitors during the Company's first fiscal quarter. In addition, the lack of snow before the Thanksgiving holiday, which fell very early this year, contributed to a decline in business for November. As a result of the lack of snow, the Company's four ski resorts were either closed or had very limited terrain open over the Thanksgiving holiday.

While travel bookings at the Company's ski resorts are still unfavorable compared to last year, there has been some rebound. In mid-December 2001, lodging bookings at the Company's owned and managed lodging properties were 14% unfavorable to the same period last year; the latest data indicates that the same statistic is currently 1% unfavorable to last year. Similarly, in mid-December air bookings into the Eagle County Regional Airport, which serves Vail and Beaver Creek, were down 21% compared to last year, and currently that statistic is a decline of 8% compared to last year. Looking forward, the Company expects continued improvement in visitation and bookings throughout the third fiscal quarter, with strong destination guest visitation over the Spring Break period. In addition, conference business is expected to improve through the end of fiscal 2002. The Company is comfortable with analyst estimates for fiscal 2002 Resort EBITDA in the range of $113 million to $121 million.

The Company's Real estate segment also showed favorable financial performance during the three and six months ended January 31, 2002 as a result of earlier than expected closings on lot sales at the Arrowhead Mountain and Red Sky Ranch developments. The Company is comfortable with analyst estimates of $13 million to $15 million for fiscal 2002 Real estate operating income.

While the Company is pleased with its fiscal 2002 financial performance through January 31, 2002, management recognizes that there are potential obstacles to continuing this favorable financial performance through the fiscal year end as noted in the "Cautionary Statement" section of this Form 10-Q.

Presented below is comparative data for the three and six months ended January 31, 2002 as compared to the three and six months ended January 31, 2001.

Results of Operations

Three Months Ended January 31, 2002 versus Three Months Ended January 31, 2001 (dollars in thousands, except effective ticket price amounts)

	Three Months Ended		Percentage
	January 31,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
	(unaudited)

Resort revenue	$ 179,991	$ 178,934	$ 1,057	0.6%
Resort operating expense	123,533	126,938	(3,405)	(2.7)%

Resort revenue. Resort revenue for the three months ended January 31, 2002 and 2001 is presented by category as follows:

	Three Months Ended		Percentage
	January 31,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$ 66,490	$ 69,266	$ (2,776)	(4.0)%
Ski school	17,541	18,613	(1,072)	(5.8)%
Dining	14,835	16,292	(1,457)	(8.9)%
Retail/rental	34,792	34,675	117	0.3%
Hospitality	30,643	23,756	6,887	29.0%
Other	15,690	16,332	(642)	(3.9)%
Total Resort revenue	$ 179,991	$178,934	$ 1,057	0.6%

Total skier visits	2,122	2,245	(123)	(5.5)%

Effective ticket price	$ 31.33	$ 30.85	$ 0.48	1.6%

Resort revenue for the three months ended January 31, 2002 increased $1.1 million, or 0.6% as compared to the three months ended January 31, 2001. The increase in Resort revenue is primarily attributable to an increase in hospitality revenue during the period as a result of the recent acquisitions of the Vail Marriott and Rancho Mirage.

Lift ticket revenue decreased $2.8 million, or 4.0% during the quarter ended January 31, 2002 as compared to the quarter ended January 31, 2001 due to a 5.5% decline in skier visits during the period offset by a 1.6% increase in effective ticket price ("ETP", defined as total lift ticket revenue divided by total skier visits). The 5.5% decline in skier visits is a result of the early Thanksgiving holiday, an overall decrease in travel as a result of the events of September 11, 2001 and a weak national economy. The increase in ETP is the result of an increase in ticket pricing. Ski school and dining revenue also decreased as a result of the decline in skier visits during the period. In addition, the percentage of skier visits generated by destination guests declined, which unfavorably impacted these ancillary operations.

Resort operating expense. Resort operating expense for the three months ending January 31, 2002 was $123.5 million, a decrease of $3.4 million, or 2.7%, compared to the three months ending January 31, 2001. The decrease in resort operating expense is primarily attributable to the cost savings program discussed above.

Real estate revenue. Revenue from real estate operations for the three months ending January 31, 2002 was $36.7 million, an increase of $26.9 million, or 273.6%, compared to the three months ending January 31, 2001. This increase is primarily due to closings on sales of 23 single-family lots at Red Sky Ranch and 13 single-family lots at the Arrowhead Mountain development near Beaver Creek, versus the same period last year during which the Company closed on the sales of two development parcels and two residential condominiums. Real estate revenue also includes the Company's equity investment in Keystone/Intrawest LLC (the "Keystone JV"), the joint venture developing the River Run development at Keystone. Profits generated by the Keystone JV during the quarter ended January 31, 2002 included the sale of 21 condominiums at the River Run development.

Real estate operating expense. Real estate operating expense for the three months ending January 31, 2002 was $28.3 million, an increase of $21.6 million, or 320.3%, compared to the three months ending January 31, 2001. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The increase in real estate operating expense for the three months ending January 31, 2002 as compared to the three months ending January 31, 2001 is commensurate with the increase in real estate sales noted above.

Depreciation and amortization. Depreciation and amortization expense was $16.1 million, a decrease of $0.1 million, or 0.7%, for the three months ending January 31, 2002 as compared to the three months ending January 31, 2001. The decrease was primarily attributable to a decrease in amortization expense due to the Company's adoption of SFAS No. 142 offset by an increased fixed asset base as a result of capital expenditures.

Interest expense. During the three months ending January 31, 2002 and 2001 the Company recorded interest expense of $10.4 million and $9.2 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the Notes. The increase in interest expense for the three months ending January 31, 2002 compared to the three months ending January 31, 2001 is attributable to the 2001 Notes as well as increased amortization of deferred financing costs related to the amendment of the Credit Facility and issuance of the 2001 Notes.

Six Months Ended January 31, 2002 versus Six Months Ended January 31, 2001 (dollars in thousands, except ETP amounts)

	Six Months Ended
	January 31,		Percentage
	2002	2001	(Decrease)	(Decrease)
	(unaudited)

Resort revenue	$ 237,412	$ 239,651	$ (2,239)	(0.9)%
Resort operating expense	205,504	206,278	(774)	(0.4)%

Resort revenue. Resort revenue for the six months ended January 31, 2002 and 2001 is presented by category as follows:

	Six Months Ended		Percentage
	January 31,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$ 66,697	$ 69,417	$ (2,720)	(3.9)%
Ski school	17,596	18,637	(1,041)	(5.6)%
Dining	19,197	20,680	(1,483)	(7.2)%
Retail/rental	49,433	48,137	1,296	2.7%
Hospitality	54,761	49,910	4,851	9.7%
Other	29,728	32,870	(3,142)	(9.6)%
Total resort revenue	$ 237,412	$239,651	$ (2,239)	(0.9)%

Total skier visits	2,132	2,253	(121)	(5.4)%

ETP	$ 31.28	$ 30.81	$ 0.47	1.5%

Resort revenue for the six months ended January 31, 2002 decreased $2.2 million, or 0.9% as compared to the six months ended January 31, 2001. The decrease in Resort revenue is primarily attributable to a decrease in lift ticket revenue and related ancillary operations. Lift ticket revenue decreased $2.7 million, or 3.9% during the six months ended January 31, 2002 as compared to the six months ended January 31, 2001 due to a 5.4% decline in skier visits during the period offset by a 1.4% increase in ETP. The 5.4% decline in skier visits is a result of the early Thanksgiving holiday, an overall decrease in travel as a result of the events of September 11, 2001 and a weak national economy. The increase in ETP is due to an increase in ticket pricing. Ski school and dining revenue also decreased as a result of the decline in skier visits during the period. In addition, the percentage of skier visits generated by destination guests declined, which unfavorably impacted these ancillary operations.

Hospitality revenue increased $4.9 million or 9.7% for the six months ended January 31, 2002 as compared to the six months ended January 31, 2001. The increase is primarily the result of the recent acquisitions of the Vail Marriott and Rancho Mirage.

The $3.1 million decrease in other resort revenue for the six months ended January 31, 2002 as compared to the six months ended January 31, 2001 is due primarily to a decrease in golf and private club operations in the first fiscal quarter of 2002. Other resort revenue also consists of ancillary recreation operations such as Adventure Ridge and Adventure Point, municipal support services for the resort villages, brokerage operations and commercial leasing.

Resort operating expense. Resort operating expense for the six months ending January 31, 2002 was $205.5 million, a decrease of $0.8 million, or 0.4%, compared to the six months ending January 31, 2001. The decrease in resort operating expense is primarily attributable to the spending reduction plan previously discussed.

Real estate revenue. Revenue from real estate operations for the six months ending January 31, 2002 was $52.5 million, an increase of $33.7 million, or 179.4% compared to the six months ending January 31, 2001. This increase is primarily due to closings on the sales of two development land parcels and 36 single-family lots, versus closings on the sales of three development sites and two residential condominiums in the same period of fiscal 2001. Profits generated by the Keystone JV during the six months ended January 31, 2002 included the sale of 72 condominiums and one single-family homesite.

Real estate operating expense. Real estate operating expense for the six months ending January 31, 2002 was $37.8 million, an increase of $26.8 million, or 242.6%, compared to the six months ending January 31, 2001. The increase in real estate operating expense for the six months ending January 31, 2002 as compared to the six months ending January 31, 2001 is commensurate with the increase in real estate sales noted above.

Depreciation and amortization. Depreciation and amortization expense was $31.4 million, a decrease of $0.4 million, or 1.3%, for the six months ending January 31, 2002 as compared to the six months ending January 31, 2001. The decrease was primarily attributable to a decrease in amortization expense due to the Company's adoption of SFAS No. 142 offset by an increased fixed asset base as a result of capital expenditures.

Interest expense. The Company recorded interest expense of $18.2 million for the six months ending January 31, 2002 compared to interest expense of $18.1 million for the six months ending January 31, 2001. The interest expense relates primarily to the Credit Facility, the Industrial Development Bonds and the Notes. The increase in interest expense for the six months ending January 31, 2002 compared to the six months ending January 31, 2001 is attributable to the 2001 Notes and increased amortization of deferred financing costs related to the amendment of the Credit Facility and issuance of the 2001 Notes partially offset by reduced interest rates during the six months ending January 31, 2002.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the six months ended January 31, 2002, cash flows used in investing activities included payments of $77.5 million for acquisitions, $35.5 million for resort capital expenditures, and $36.6 million for investments in real estate.

The primary projects included in resort capital expenditures were (i) the development of Peak 7 ski terrain in Breckenridge, (ii) implementation of an enterprise resource planning system, (iii) a new Children's Ski School facility at Breckenridge, (iv) expansion of the grooming fleet, and (v) upgrades and remodeling at the Village at Breckenridge and Lodge at Vail. The primary projects included in investments in real estate were (i) continued development of the Red Sky Ranch golf community, (ii) construction of the Mountain Thunder Lodge condominium project at Breckenridge, and (iii) planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make resort capital expenditures of approximately $25 to $35 million during the remainder of fiscal 2002. The primary projects are anticipated to include (i) ski area expansion of Peak 7 at Breckenridge, (ii) Keystone snowmaking improvements, (iii) upgrades to office and front line information systems, (iv) renovations to the Vail Marriott, and (v) renovations to Rancho Mirage. Investments in real estate during the remainder of fiscal 2002 are expected to total approximately $25 to $35 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, (iii) continued development of Mountain Thunder Lodge at Breckenridge and (iv) investments in developable land at strategic locations at all four ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

In November 2001, the Company acquired a majority interest in Rockresorts, a luxury hotel management company, from Olympus for total initial consideration of $7.5 million. The acquisition includes the assumption by the Company of the management contracts on Rockresorts' five resort hotels across the United States. The Company will control most operational decisions for Rockresorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement. In 2004, the Company has the option to acquire the remaining interest in Rockresorts through an additional payment to Olympus, which is to be determined at that time based on growth of Rockresorts. In 2004-2005, Olympus has the option to sell its remaining interest in Rockresorts to the Company for an amount calculated at that time based on the growth of Rockresorts. Concurrent with the acquisition of Rockresorts, the Company acquired Rancho Mirage from Olympus for total initial consideration of $20 million and a non-interest bearing note payable with a principal amount of $25 million due in two years. The Company also acquired the Vail Marriott in December 2001 from Host Marriott Corporation for a total purchase price of $49.5 million. The acquisitions of Rockresorts, Rancho Mirage and the Vail Marriott were funded by borrowings under the Credit Facility.

During the six months ended January 31, 2002, the Company used $149.3 million in cash in its financing activities consisting of $63.0 million net long-term debt borrowings, $7.3 million paid in deferred financing costs, and $0.3 million received from the exercise of stock options. During the six months ended January 31, 2002, 18,585 employee stock options were exercised at exercise prices ranging from $6.85 to $19.06. Additionally, 3,845 shares of restricted stock were issued to management.

In November 2001 the Company entered into a new three-year revolving credit facility to replace its existing credit facility, which had been scheduled to terminate at the end of 2002. The Company's subsidiary, The Vail Corporation, is the borrower under the new credit facility, with Bank of America, N.A. as agent and certain other financial institutions as lenders. The new credit facility provides for debt financing up to an aggregate principal amount of $421.0 million. The Vail Corporation's obligations under the new credit facility are guaranteed by the Company and certain of its subsidiaries and are secured by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the new credit facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

Also in November 2001, the Company sold $160 million principal amount of 8.75% senior subordinated notes due in 2009. The terms of the notes are substantially similar to those of the Company's 8.75% senior subordinated notes due in 2009 issued in May of 1999. The notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The Company used the proceeds of the notes to repay a portion of the indebtedness under the Company's Credit Facility.

Based on current anticipated levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the consolidated financial statements.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to (i) revenue recognition; (ii) intangible assets, (iii) income taxes and (iv) real estate held for sale.

Revenue Recognition. Resort revenue is derived from a wide variety of sources, including sales of lift tickets, ski/snowboard school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, private club dues and fees, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as services are performed. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the related receivable is subject to subordination until such time that all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract.

Technology segment revenues are earned from various software licensing arrangements, professional services and hosting arrangements. Pursuant to the American Institute of Certified Public Accountants' Statement of Position No. 97-2, and related interpretations, the Company recognizes revenue on software licenses when persuasive evidence of an arrangement exists, the licensed software has been delivered, customer acceptance has occurred, payment is due within twelve months, and the fee is fixed or determinable and deemed collectible. For software licenses involving significant customization, production or modification of the software products, revenue is recognized on the percentage-of-completion method of contract accounting. Software maintenance and support revenue is recognized ratably over the term of each maintenance and support agreement. Revenue from professional service arrangements is recognized on either a time and materials or subscription basis as the services are performed and amounts due from the customer are deemed collectible and contractually non-refundable. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

The Emerging Issues Task Force is currently considering revenue recognition in multiple-element arrangements in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and the Financial Accounting Standards Board is expected to begin work on a revenue recognition project in the near future. The conclusions reached in these proceedings, and subsequent interpretations of those conclusions, may impact the Company's significant revenue recognition judgments.

Intangible Assets. The Company frequently obtains intangible assets primarily through business combinations. The assignment of value to individual intangible assets generally requires the use of specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation. Because individual intangible assets (i) may be expensed immediately upon acquisition (for example, purchased in-process research and development assets); (ii) amortized over their estimated useful life (for example, licenses and patents); or (iii) not amortized (for example, goodwill), the assigned values could have a material effect on current and future period results of operations. Further, intangibles are subject to certain judgments when evaluating impairment pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", discussed more below.

Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Balance Sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. As of January 31, 2002, the Company had a net deferred tax asset of $9.2 million, which represented approximately 0.7% of total assets. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future to realize the benefit of the Company's net deferred tax assets. The Company's assumptions of future profitable operations are supported by the Company's strong operating performance over the last several years and the absence of factors that would indicate this trend would be unlikely to continue.

Real Estate Held for Sale. The Company capitalizes as land held for sale the original acquisition cost (or appraised value, if applicable), direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and is therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter. The Company did not identify any impairments as a result of the first "step" of goodwill impairment testing performed, except for goodwill associated with SRL&S and Village at Breckenridge. The Company is required to quantify these impairments by July 31, 2002. Pursuant to SFAS No. 142, the Company is no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. The Company has not yet determined what impact the remaining provisions of SFAS No. 142, including its final tests for goodwill impairment, will have on its financial position or results of operations. However, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

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

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-76956-01) and the Annual Report on Form 10-K for the year ended July 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2002, the Company had $30.9 million of variable rate indebtedness, representing 6.5% of the Company's total debt outstanding, at an average interest rate during the three months ended January 31, 2002 of 4.13% (see Note 5 of the Notes to Consolidated Financial Statements). Based on the average floating rate borrowings outstanding during the three months ended January 31, 2002, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $73,000.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on January 9, 2002 in New York, New York. 23,037,855 shares of Class A Common Stock and Common Stock, 65.6% of outstanding shares, were represented at the meeting.
a)	All of the Company's Class 1 director nominees were elected to serve until the next annual meeting of the shareholders with the voting results for each as follows:

Director	For	Withheld
Leon D. Black	7,439,542	--
Craig M. Cogut	7,439,542	--
Andrew P. Daly	7,439,542	--
Robert A. Katz	7,439,542	--
William L. Mack	7,439,542	--
Antony P. Ressler	7,439,542	--
Marc J. Rowan	7,439,542	--
John J. Ryan, III	7,439,542	--
Bruce H. Spencer	7,439,542	--

b)	All of the Company's Class 2 director nominees were elected to serve until the next annual meeting of the shareholders with the voting results for each as follows:

Director	For	Withheld
Adam M. Aron	14,750,323	847,990
Frank J. Biondi	14,774,932	823,381
Stephen C. Hilbert	14,774,922	850,391
Thomas H. Lee	14,769,252	829,061
Joe R. Micheletto	14,772,778	825,535
John F. Sorte	14,774,152	824,161
William P. Stiritz	14,768,478	829,835
James S. Tisch	14,752,572	845,741

c)	Ratification of appointment of Arthur Andersen LLP as independent public accountants.

For	Against	Abstain	Broker Non-Vote
23,022,033	12,237	3,585	--

Item 5.  Other Information.

The Board of Directors, pursuant to the Company's By-Laws and in accordance with Delaware law, adopted an amendment to the Company's By-Laws to provide for certain procedural matters in connection with action taken by shareholder consent. A copy of the Company's By-Laws is included as an Exhibit to this Form 10-Q.

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

3.2	Amended and Restated By-Laws adopted on the Effective Date.	16
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

4.3(a)

Indenture, dated as of May 11, 1999, among Vail Resorts, Inc., the guarantors named therein and the United States Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

4.3(b)

Indenture, dated as of November 21, 2001, among Vail Resorts, Inc., the guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-76956-01) including all amendments thereto.)

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

10.13

Employment Agreement dated October 1, 2000 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly. (Incorporated by reference to Exhibit 10.13 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.14(a)

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the report on form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

10.14(b)

Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.14(b) of the report on form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

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

10.20	Second Amended and Restated Credit Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc"), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of November 13, 2001.	34
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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2002.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	March 15, 2002