Form 10-Q
period 2002-04-30
VAIL RESORTS INC
filed 2002-06-19
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	1. Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	April 30, 2002

[ ]	2. Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[No Fee Required]
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(970) 476-5601

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

As of June 17, 2002, 7,439,834 shares of Class A Common Stock and 27,709,795 shares of Common Stock were issued and outstanding.

* As Restated. See Note 2 to the Consolidated Condensed Financial Statements.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

	Consolidated Condensed Balance Sheets as of April 30, 2002, July 31, 2001 and April 30, 2001	F-2
	Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2002 and 2001	F-3
	Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2002 and 2001	F-4
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2002 and 2001	F-5
	Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	April 30,	July 31,	April 30,
	2002	2001	2001
		(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$ 53,515	$ 27,994	$ 21,821
Trade receivables, net	33,172	25,752	27,110
Income taxes receivable	939	939	1,934
Inventories, net	26,326	26,891	24,758
Deferred income taxes	9,206	9,206	10,364
Other current assets	8,062	8,677	6,483
Total current assets	131,220	99,459	92,470
Property, plant and equipment, net	778,406	680,272	673,561
Real estate held for sale and investment	184,704	159,177	148,530
Deferred charges and other assets	53,320	47,093	47,811
Goodwill, net	135,154	133,381	133,309
Intangible assets, net	69,600	61,583	59,526
Total assets	$1,352,404	$1,180,965	$1,155,207

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 131,079	$ 117,965	$ 116,901
Long-term debt due within one year (Note 6)	4,259	1,746	1,832
Total current liabilities	135,338	119,711	118,733
Long-term debt (Note 6)	450,661	386,634	330,561
Other long-term liabilities	71,515	57,790	54,845
Deferred income taxes	117,710	90,688	107,651
Commitments and contingencies (Note 4)	--	--	--
Minority interest in net assets of consolidated joint ventures	26,795	21,081	23,981
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,709,795, 27,681,391, and 27,493,797 shares issued and outstanding as of April 30, 2002, July 31, 2001, and April 30, 2001, respectively	277	277	275
Additional paid-in capital	411,630	411,275	407,838
Retained earnings	138,404	93,435	111,249
Total stockholders' equity	550,385	505,061	519,436
Total liabilities and stockholders' equity	$1,352,404	$1,180,965	$1,155,207

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2002	2001
		(as restated)
Net revenue:
Resort	$ 242,988	$ 220,059
Real estate	4,526	6,414
Total net revenue	247,514	226,473
Operating expense:
Resort	136,498	123,055
Real estate	5,488	7,235
Depreciation and amortization	16,567	15,938
Total operating expense	158,553	146,228
Income from operations	88,961	80,245
Other income (expense):
Investment income	301	597
Interest expense	(9,644)	(7,713)
Gain (loss) on disposal of fixed assets	35	(22)
Other expense	(18)	(10)
Minority interest in net income of consolidated joint ventures	(3,423)	(2,542)
Income before income taxes	76,212	70,555
Provision for income taxes	(28,961)	(29,594)
Net income	$ 47,251	$ 40,961

Net income per common share (Note 5):
Basic	$ 1.34	$ 1.17
Diluted	$ 1.34	$ 1.17

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2002	2001
		(as restated)
Net revenue:
Resort	$ 481,364	$ 456,797
Real estate	57,027	25,201
Total net revenue	538,391	481,998
Operating expense:
Resort	344,395	330,595
Real estate	43,319	18,275
Depreciation and amortization	47,995	47,764
Total operating expense	435,709	396,634
Income from operations	102,682	85,364
Other income (expense):
Investment income	1,256	1,883
Interest expense	(27,870)	(25,833)
Loss on disposal of fixed assets	(92)	(188)
Other expense	(69)	(28)
Minority interest in net income of consolidated joint ventures	(3,380)	(3,581)
Income before income taxes	72,527	57,617
Provision for income taxes	(27,560)	(24,147)
Net income	$ 44,967	$ 33,470

Net income per common share (Note 5):
Basic	$ 1.28	$ 0.96
Diluted	$ 1.28	$ 0.95

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2002	2001
		(as restated)
Cash flows from operating activities:
Net income	$ 44,967	$ 33,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,995	47,764
Non-cash cost of real estate sales	27,440	7,732
Non-cash compensation related to stock grants	1,238	283
Non-cash equity income	(2,396)	(2,368)
Deferred financing costs amortized	1,937	1,325
Loss on disposal of fixed assets	92	188
Deferred income taxes, net	27,024	24,023
Minority interest in net income of consolidated joint venture	3,380	3,581
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,316)	12,317
Inventories	909	(666)
Accounts payable and accrued expenses	11,186	7,820
Income taxes receivable/payable	--	(4,579)
Other assets and liabilities	6,359	8,058
Net cash provided by operating activities	162,815	138,948
Cash flows from investing activities:
Investments in joint ventures, net	2,159	6,171
Cash paid in acquisitions, net of acquired cash	(74,629)	--
Capital expenditures	(50,931)	(42,333)
Investments in real estate	(48,661)	(35,205)
Proceeds from disposal of fixed assets	214	546
Net cash used in investing activities	(171,848)	(70,821)
Cash flows from financing activities:
Proceeds from the exercise of stock options	310	3,192
Cash financing provided to equity-method investees	--	(7,400)
Deferred financing costs paid	(7,875)	--
Proceeds from cancellation of swap agreements	--	1,076
Proceeds from borrowings under long-term debt	581,801	147,800
Payments on long-term debt	(539,682)	(209,642)
Net cash provided by (used in) financing activities	34,554	(64,974)
Net increase in cash and cash equivalents	25,521	3,153
Cash and cash equivalents:
Beginning of period	27,994	18,668
End of period	$ 53,515	$ 21,821

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Basis of Presentation

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in two business segments: Resort and Real Estate. The Company discontinued its Technology segment as of April 30, 2002 and now includes Technology operations within the Resort segment. The third-party technology activity has moved from a joint venture to a business/customer arrangement. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In May 2002, the Company acquired through its subsidiaries 100% ownership interest in Heavenly Valley Limited Partnership which operates Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company also holds a majority interest in Rockresorts, a luxury hotel management company. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Company's resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through late April; the Company's operations at GTLC generally run from mid-May through mid-October. SRL&S and Rancho Mirage operate year-round.

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

2.  Restatements

As disclosed in the Company's press release dated June 6, 2002, the Company has been evaluating the appropriate accounting for initiation fees that are paid by individual members of the Company's private membership clubs. Historically, such revenue has represented less than 0.9% of revenue for the nine months ended April 30, 2001 (see below). The Company's historical accounting has been to recognize revenue immediately upon its receipt of the initiation fee, or upon the completion of certain milestones outlined in the respective membership agreements, whichever was later.

The Company has now concluded that the appropriate accounting would be to recognize the initiation fee as revenue over the expected period over which the club member who has made such payment is expected to remain a member in the Club. The Company has determined to make that revision, which is reflected in the financial statements of the present quarter and the comparable quarter of fiscal 2001. After extensive analysis, the Company has estimated the present duration of its club members to be a period of 12 years. This estimate will be reviewed periodically going forward and, as necessary, the period will be updated to reflect the Company's actual experience of member lives in each of the clubs.

The Company bases its present estimation of a 12-year life on a number of data points including: the demographic profile of the membership and the related real estate communities; membership turnover rates; member resignation history; private club industry statistics; clubs with similar demographics in the Company's geographic area; real estate turnover data in the respective communities of the Company's clubs; and membership age and related snow sport participation statistics (considered relevant due to the clubs' association with the Company's ski resorts).

In determining the appropriate accounting treatment with respect to this issue, the Company reviewed the specific provisions of each club membership agreement, the appropriate accounting literature, including Staff Accounting Bulletin 101, Revenue Recognition, and also noted that the Company's new accounting treatment is now consistent with that of other public companies with similar club operations. The accounting revision has the effect of reducing historically reported revenue and net income, and increasing revenues and net income to be reported in future periods. The Company is applying its revision in accounting for the club initiation fees both retroactively and prospectively. The financial statements presented herein reflect this revision. The Company will file an amended Form 10-K for fiscal 2001 reflecting this accounting revision as soon as is practicable.

The impact of the restatement adjustments on the previously filed financial statements included herein is summarized below:

	Three Months Ended			Nine Months Ended
	April 30, 2001			April 30, 2001
	Previously	As	Percent	Previously	As	Percent
	Reported	Restated	Change	Reported	Restated	Change
Resort revenue	$ 219,721	$ 220,059	0.2%	$ 460,775	$ 456,797	(0.9)%
Total revenue	226,135	226,473	0.1%	485,976	481,998	(0.8)%
Income from operations	79,907	80,245	0.4%	89,342	85,364	(4.5)%
Income before income taxes	70,217	70,555	0.5%	61,595	57,617	(6.5)%
Provision for income taxes	29,448	29,594	0.5%	25,870	24,147	(6.7)%
Net income	$ 40,769	$ 40,961	0.5%	$ 35,725	$ 33,470	(6.3)%

Basic earnings per common share	$ 1.17	$ 1.17	0.0%	$ 1.02	$ 0.96	(5.9)%
Diluted earnings per common share	$ 1.16	$ 1.17	0.9%	$ 1.02	$ 0.95	(6.9)%

	As of			As of
	July 31, 2001			April 30, 2001
	Previously	As	Percent	Previously	As	Percent
	Reported	Restated	Change	Reported	Restated	Change
Accounts payable and accrued expenses	$ 122,440	$ 117,965	(3.7)%	$ 114,064	$ 116,901	2.5%
Total current liabilities	124,186	119,711	(3.6)%	115,896	118,733	2.4%
Other long term liabilities	27,931	57,791	106.9%	33,689	54,845	62.8%
Deferred income taxes	101,962	90,688	(11.1)%	118,323	107,651	(9.0)%
Retained earnings	107,545	93,435	(13.1)%	124,570	111,249	(10.7)%
Total stockholders' equity	519,171	505,061	2.7%	532,757	519,436	(2.5)%

3.  Summary of Significant Accounting Policies

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

Revenue Recognition--Resort Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, club management, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as services are performed. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the receivable is subject to subordination until such time as all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract. Revenues from club initiation fees are recognized over 12 years, the estimated service life of a member.

Deferred Revenue-- In addition to deferring certain revenues related to the Real Estate segments, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary. As a result of the revision in accounting discussed in Note 2, the Company also records deferred revenue related to the non-refundable initiation fees collected in association with the Company's private membership clubs. Initiation fees are initially deferred and recognized over 12 years, the estimated service life of the member.

Reclassifications--Certain reclassifications have been made to the accompanying consolidated condensed financial statements as of July 31, 2001 and the three and nine months ended April 30, 2001 to conform to the present period presentation.

New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and was therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter. The Company did not identify any impairments as a result of the first "step" of goodwill impairment testing performed, except for goodwill associated with SRL&S and Village at Breckenridge. The Company is required to quantify these impairments by July 31, 2002, which it is in the process of doing. However, no estimate can yet be made as to the outcome of these evaluations. In addition, pursuant to SFAS No. 142, the Company is also no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. Prior to adoption of SFAS No. 142 the Company incurred amortization expense of $1.9 and $5.4 million during the three and nine months ended April 30, 2001, respectively. If SFAS No. 142 had been applied during the prior periods, net income, as adjusted for the exclusion of amortization expense, would have been $42.0 and $36.6 million for the three and nine months ended April 30, 2001, respectively. Similarly, basic and diluted EPS, as adjusted for the exclusion of amortization expense, would have been $1.20 for the three months ended April 30, 2001 and $1.05 and $1.04 per share, respectively, for the nine months ended April 30, 2001. While the Company has not yet determined what impact the remaining provisions of SFAS No. 142, including its final tests for goodwill impairment, will have on its financial position or results of operations prospectively, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. The Company does not expect the adoption of SFAS No. 145 to have a significant effect on its results of operations or financial position.

4. Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of SCMD. The current SCMD Board of Director members are employees of the Company. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes, townhomes, and lodging units. The developers' current plans, however, call for approximately 960 dwelling units to be constructed over the next 10 years. As of April 30, 2002, the Company has sold 104 single-family homesites and 20 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $38.4 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $40.7 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Bachelor Gulch Village expands, BGMD will become self supporting and that within 25 to 35 years it will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of the remaining aggregate subsidy to be $15.0 million at April 30, 2002 and has recorded that amount as a liability in the accompanying financial statements as of April 30, 2002. The total subsidy incurred as of April 30, 2002 and July 31, 2001 was $9.8 million and $8.5 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. The current HCMD Board of Director members are employees of the Company. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. The developers' current plans call for approximately 60 home sites to be sold over the next two years, and all 87 units to be constructed over the next eleven years. As of April 30, 2002, the Company has sold 24 single-family homesites. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated the present value of the aggregate subsidy to be $2.2 million at April 30, 2002 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of April 30, 2002 was $199,000.

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. Each entity has issued interest only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in the aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The proceeds of the Housing Bonds were used to construct the housing facilities. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to use a certain percentage of the units in the housing facilities to provide seasonal housing for its employees.

At April 30, 2002 the Company had various other letters of credit outstanding in the aggregate amount of $29.5 million.

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

In July 1999, the U.S. Army Corps of Engineers alleged that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. Under the Clean Water Act, unauthorized discharges of fill material can give rise to administrative, civil and criminal enforcement actions seeking monetary penalties and injunctive relief, including removal of the unauthorized fill. In October 1999, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered the Company to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to the restoration plan approved by the EPA. The EPA is considering enforcement action, and settlement discussions between the EPA and the Company are continuing. Although the Company cannot guarantee a particular result, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial condition or results of operations.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the nine months ended April, 2002 and 2001, the Company recorded lease expense related to these agreements of $13.3 million and $11.2 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of April 30, 2002 are as follows (in thousands):

Due during fiscal years ending July 31:
2002	$ 4,435
2003	14,210
2004	11,590
2005	10,497
2006	10,352
Thereafter	9,768
Total	$ 60,852

5. Net Income Per Common Share

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

	Three Months Ended
	April 30,
	2002		2001
	Basic	Diluted	Basic	Diluted
			(as restated)	(as restated)
Net income per common share:
Net income	$ 47,251	$ 47,251	$ 40,961	$ 40,961

Weighted-average shares outstanding	35,145	35,145	34,933	34,933
Effect of dilutive securities	--	43	--	206
Total shares	35,145	35,188	34,933	35,139
Net income per common share	$ 1.34	$ 1.34	$ 1.17	$ 1.17

	Nine Months Ended
	April 30,
	2002		2001
	Basic	Diluted	Basic	Diluted
	(as restated)	(as restated)	(as restated)	(as restated)
Net income per common share:
Net income	$ 44,967	$ 44,967	$ 33,470	$ 33,470

Weighted-average shares outstanding	35,138	35,138	34,870	34,870
Effect of dilutive securities	--	42	--	221
Total shares	35,138	35,180	34,870	35,091
Net income per common share	$ 1.28	$ 1.28	$ 0.96	$ 0.95

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 2.1 million and 893,000, for the three and nine months ended April 30, 2002 and 2001, respectively.

6. Long-Term Debt

Long-term debt as of April 30, 2002 and July, 31 2001 is summarized as follows (in thousands):

		April 30,	July 31,
	Maturity (f)	2002	2001

Industrial Development Bonds (a)	2003-2020	$ 63,200	$ 63,200
Credit Facilities (b)	2004-2005	10,350	121,400
Senior Subordinated Notes(c)	2009	360,000	200,000
Discount on Senior Subordinated Notes (c)		(7,069)	--
Olympus Note (d)	2004	25,000	--
Discount on Olympus Note (d)		(2,965)	--
Other (e)	2002-2029	6,404	3,780
		454,920	388,380
Less: Current Maturities		4,259	1,746
		$ 450,661	$ 386,634

(a)

The Company has $63.2 million of outstanding Industrial Development Bonds (the "Industrial Development Bonds"). $41.2 million of the Industrial Development Bonds were issued by Eagle County, Colorado and mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $3 million and bear interest at 7.125% for bonds maturing in September 2002 and 7.375% for bonds maturing in 2010.

(b)

In November 2001 the Company entered into a new three-year revolving credit facility ("Credit Facility") to replace its existing credit facility, which had been scheduled to terminate at the end of 2002. The Company's subsidiary, The Vail Corporation, is the borrower under the Credit Facility with Bank of America, N.A. as agent and certain other financial institutions as lenders. The Credit Facility provides for debt financing up to an aggregate principal amount of $421.0 million. The Vail Corporation's obligations under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and are secured by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Credit Facility, as amended, bear interest annually at the Company's option at the rate of (i) LIBOR (1.84% at April 30, 2002) plus a margin or (ii) the agent's prime lending rate, (4.75% at April 30, 2002) plus a margin. The Company also pays a quarterly unused commitment fee ranging from 0.35% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Adjusted EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on November 13, 2004. There were no funds outstanding under the Credit Facility as of April 30, 2002.

SSI Ventures LLC ("SSV"), a retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $25 million. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The Vail Corporation guarantees the SSV Facility. The principal amount outstanding on the Tranche A term loan was $3.6 million as of April 30, 2002. The principal amount outstanding on the Tranche B term loan was $6.75 million at April 30, 2002. Future minimum amortization under the Tranche B term loan facility is $0.25 million, $1.0 million, and $5.5 million during fiscal years 2002, 2003, and 2004. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

(c)

The Company has outstanding $360 million of Senior Subordinated Notes (the "Notes"), $200 million of which were issued in May 1999 (the "1999 Notes") and $160 million of which were issued in November 2001 (the "2001 Notes"). The 1999 Notes and 2001 Notes have substantially similar terms. The 2001 Notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The proceeds of the 2001 Notes were used to repay a portion of the indebtedness under the Credit Facility. The exchange offer for the 2001 Notes has been registered under the Securities Act of 1933. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes (see Note 7). The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts.

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

(e)	Other obligations bear interest at rates ranging from 5.45% to 8.0% and have maturities ranging from 2002 to 2029.

(f)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of April 30, 2002 are as follows (in thousands):

Due during the twelve months ending July 31:

2002	$ 1,534
2003	3,015
2004	31,636
2005	541
2006	584
Thereafter	417,610
Total debt	$454,920

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

7. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of April 30, 2002 and July 31, 2001 and for the nine months ended April 30, 2002 and 2001.

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

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	April 30, 2002
Current assets:
Cash and cash equivalents	$ --	$ 50,817	$ 2,698	$ --	$ 53,515
Trade receivables	--	30,512	2,660	--	33,172
Taxes receivable	939	--	--	--	939
Inventories, net	--	7,394	18,932	--	26,326
Deferred income taxes	1,138	8,068	--	--	9,206
Other current assets	--	7,142	920	--	8,062
Total current assets	2,077	103,933	25,210	--	131,220
Property, plant and equipment, net	--	762,385	16,021	--	778,406
Real estate held for sale and investment	--	174,252	10,452	--	184,704
Deferred charges and other assets	9,786	42,784	750	--	53,320
Intangible assets, net	--	184,534	20,220	--	204,754
Investments in subsidiaries and advances to (from) subsidiaries	906,913	(91,685)	(10,170)	(805,058)	--
Total assets	$ 918,776	$ 1,176,203	$ 62,483	$ (805,058)	$ 1,352,404

Current liabilities:
Accounts payable and accrued expenses	$ 14,933	$ 102,452	$ 13,694	$ --	$ 131,079
Long-term debt due within one year	--	3,259	1,000	--	4,259
Total current liabilities	14,933	105,711	14,694	--	135,338
Long-term debt	352,931	88,380	9,350	--	450,661
Other long-term liabilities	527	70,988	--	--	71,515
Deferred income taxes	--	116,067	1,643	--	117,710
Minority interest in net assets of consolidated joint ventures	--	11,025	15,770	--	26,795
Total stockholders' equity	550,385	784,032	21,026	(805,058)	550,385
Total liabilities and stockholders' equity	$ 918,776	$ 1,176,203	$ 62,483	$ (805,058)	$ 1,352,404

	July 31, 2001
	(as restated)
Current assets:
Cash and cash equivalents	$ --	$ 27,650	$ 344	$ --	$ 27,994
Trade receivables, net	--	25,163	589	--	25,752
Taxes receivable	939	--	--	--	939
Inventories, net	--	8,972	17,919	--	26,891
Deferred income taxes	1,138	7,054	1,014	--	9,206
Other current assets	--	7,893	784	--	8,677
Total current assets	2,077	76,732	20,650	--	99,459
Property, plant and equipment, net	--	667,187	13,085	--	680,272
Real estate held for sale and investment	--	148,950	10,227	--	159,177
Deferred charges and other assets	5,750	30,382	80	--	36,212
Notes receivable, long-term	--	10,881	--	--	10,881
Intangible assets, net	--	182,220	12,744	--	194,964
Investments in subsidiaries and advances to (from) subsidiaries	702,471	(9,521)	(10,909)	(682,041)	--
Total assets	$ 710,298	$ 1,106,831	$ 45,877	$ (682,041)	$ 1,180,965

Current liabilities:
Accounts payable and accrued expenses	$ 4,703	$ 101,892	$ 11,370	$ --	$ 117,965
Long-term debt due within one year	--	746	1,000	--	1,746
Total current liabilities	4,703	102,638	12,370	--	119,711
Long-term debt	200,000	171,434	15,200	--	386,634
Other long-term liabilities	534	57,256	--	--	57,790
Deferred income taxes	--	90,688	--	--	90,688
Minority interest in net assets of consolidated joint ventures	--	13,051	8,030	--	21,081
Total stockholders' equity	505,061	671,764	10,277	(682,041)	505,061
Total liabilities and stockholders' equity	$ 710,298	$ 1,106,831	$ 45,877	$ (682,041)	$ 1,180,965

Supplemental Condensed Consolidating Statement of Operations
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	For the Nine Months Ended April 30, 2002
Total revenue	$ --	$ 430,984	$ 91,843	$ 15,564	$ 538,391
Total operating expense	(6,427)	344,714	81,858	15,564	435,709
Income from operations	6,427	86,270	9,985	--	102,682
Other expense	(20,384)	(5,801)	(590)	--	(26,775)
Minority interest in net income of consolidated joint ventures	--	987	(4,367)	--	(3,380)
Income (loss) before benefit (provision) for income taxes	(13,957)	81,456	5,028	--	72,527
Benefit (provision) for income taxes	5,304	(32,833)	(31)	--	(27,560)
Net income (loss) before equity in income of consolidated subsidiaries	(8,653)	48,623	4,997	--	44,967
Equity in income of consolidated subsidiaries	53,620	4,997	--	(58,617)	--
Net income (loss)	$ 44,967	$ 53,620	$ 4,997	$ (58,617)	$ 44,967

	For the Nine Months Ended April 30, 2001
	(as restated)
Total revenue	$ --	$ 405,035	$ 79,507	$ (2,544)	$ 481,998
Total operating expense	14,896	313,594	70,688	(2,544)	396,634
Income (loss) from operations	(14,896)	91,441	8,819	--	85,364
Other expense	--	(23,285)	(881)	--	(24,166)
Minority interest in net income of consolidated joint ventures	--	--	(3,581)	--	(3,581)
Income (loss) before benefit (provision) for income taxes	(14,896)	68,156	4,357	--	57,617
Benefit (provision) for income taxes	6,256	(30,403)	--	--	(24,147)
Net income (loss) before equity in income of consolidated subsidiaries	(8,640)	37,753	4,357	--	33,470
Equity in income of consolidated subsidiaries	42,109	4,357	--	(46,466)	--
Net income (loss)	$ 33,469	$ 42,110	$ 4,357	$ (46,466)	$ 33,470

Supplemental Condensed Consolidating Statement of Cash Flows
(in thousands)
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

	For the Nine Months Ended April 30, 2002
Cash flows provided by operating activities	$ 59,239	$ 95,205	$ 8,371	$ 162,815

Cash flows from investing activities:
Resort capital expenditures	--	(44,823)	(6,108)	(50,931)
Investments in real estate	--	(48,661)	--	(48,661)
Cash paid in acquisitions	--	(74,629)	--	(74,629)
Investments in/distributions from equity investments, net	--	2,159	--	2,159
Cash flows from other investing activities	--	214	--	214
Net cash used in investing activities	--	(165,740)	(6,108)	(171,848)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	152,646	429,155	--	581,801
Payments on long-term debt	--	(533,832)	(5,850)	(539,682)
Advances to (from) affiliates	(207,368)	204,180	3,188	--
Other financing activities	(4,517)	(3,048)	--	(7,565)
Net cash provided by (used in) financing activities	(59,239)	96,455	(2,662)	34,554

Net increase (decrease) in cash and cash equivalents	--	25,920	(399)	25,521
Cash and cash equivalents:
Beginning of period	--	24,897	3,097	27,994
End of period	$ --	$ 50,817	$ 2,698	$ 53,515

	For the Nine Months Ended April 30, 2001
	(as restated)
Cash flows provided by (used in) operating activities	$ (18,639)	$ 149,361	$ 8,226	$ 138,948

Cash flows from investing activities:
Resort capital expenditures	--	(36,414)	(5,919)	(42,333)
Investments in real estate	--	(35,205)	--	(35,205)
Cash flows from other investing activities	--	6,717	--	6,717
Net cash used in investing activities	--	(64,902)	(5,919)	(70,821)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	147,800	--	147,800
Payments on long-term debt	--	(206,892)	(2,750)	(209,642)
Advances to (from) affiliates	15,447	(15,931)	484	--
Other financing activities	3,192	(6,324)	--	(3,132)
Net cash provided by (used in) financing activities	18,639	(81,347)	(2,266)	(64,974)

Net increase in cash and cash equivalents	--	3,112	41	3,153
Cash and cash equivalents:
Beginning of period	--	18,346	322	18,668
End of period	$ --	$ 21,458	$ 363	$ 21,821

8. Related Party Transactions

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

9. Acquisitions and Business Combinations

In November 2001, the Company acquired a majority interest in Rockresorts, a luxury hotel management company, from Olympus Real Estate Partners ("Olympus") for total initial cash consideration of $7.5 million. The Company acquired Rockresorts to establish its own luxury hotel brand. Approximately $500,000 of the purchase price was allocated to goodwill. The acquisition includes the assumption by the Company of the management contracts on Rockresorts' five resort hotels across the United States. The Company will control most operational decisions for Rockresorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement. In 2004, the Company has the option to acquire the remaining interest in Rockresorts through an additional payment to Olympus, which is to be determined at that time based on growth of Rockresorts. In 2004-2005, Olympus has the option to sell its remaining interest in Rockresorts to the Company for an amount calculated at that time based on the growth of Rockresorts. The Rockresorts brand portfolio at the time of acquisition consisted of five Olympus-owned luxury resort hotels: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington, and Casa Madrona in Sausalito, California. Olympus will retain ownership of these properties, but Rockresorts will manage them. Additionally, five of the hotels the Company owns or has a majority interest in have been re-flagged as Rockresorts: The Great Divide Lodge in Breckenridge, The Lodge at Vail, The Keystone Lodge, The Pines Lodge in Beaver Creek, and Snake River Lodge & Spa.

Concurrent with the acquisition of Rockresorts, the Company acquired The Ritz-Carlton, Rancho Mirage from Olympus for an initial cash consideration of $20 million and a note payable to Olympus for $25 million due in two years. The Company made the acquisition to grow the Company's luxury Rockresorts hotel brand. The note payable represents a non-cash portion of the acquisition cost. The Ritz-Carlton, Rancho Mirage was renamed The Lodge at Rancho Mirage and is being managed as a Rockresort property. The four-star hotel is located in the Palm Springs area of California and has 240 guestrooms, including 21 suites. The facility also includes a full service spa, salon and fitness center, an outdoor swimming pool and Jacuzzi, three restaurants and a bar, almost 12,000 square feet of meeting space, and two leased retail spaces. The purchase price allocation for this acquisition has not yet been completed. Results of operations for The Lodge at Rancho Mirage are included in the Consolidated Statement of Operations from the purchase date forward.

The Company also acquired the Vail Marriott Mountain Resort ("Vail Marriott") in December 2001 from Host Marriott Corporation as a strategic location to grow visitation at the Company's Vail ski resort. The total purchase price was $49.5 million with certain allocations, making the net purchase price $45.1 million. The purchase price allocation for this acquisition has not yet been completed. Results for the Vail Marriott are included in the Consolidated Statement of Operations from the purchase date forward. The property is operated by Vail Resorts Lodging Company as a Marriott franchisee, subject to various provisions of a franchise agreement with Marriott International. The Vail Marriott, located 150 yards from Vail's gondola, is the largest hotel in the Vail Valley with 349 rooms. The Vail Marriott's amenities also include a restaurant and bar, over 16,000 square feet of meeting space, indoor and outdoor pools, a full service spa, a 3,600 square foot fitness center, four tennis courts and over 4,500 square feet of commercial space.

10. Subsequent Events

In May 2002, certain of the Company's wholly-owned subsidiaries acquired 100% of the ownership interests of Heavenly Valley, Limited Partnership from subsidiaries of American Skiing Company. Heavenly Valley, Limited Partnership owns Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. Heavenly offers over 4,800 acres of skiing and operates 29 lifts. The transaction closed for consideration of $102 million (including $2.7 million of assumed debt), less a cash adjustment of $2.8 million resulting in net consideration of $99.2 million. The assumed debt represents a non-cash portion of the acquisition cost. The cash adjustment is intended to offset the losses incurred by Heavenly during the period from closing until the end of Vail Resorts' fiscal year on July 31, 2002. The actual loss expected to be incurred during that period is approximately $3 million. The purchase price allocation has not yet been completed for the Heavenly acquisition. The results of operations for Heavenly will be included in the Company's Consolidated Statement of Operations from the acquisition date forward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2001 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of April 30, 2002 and 2001 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.

As disclosed in the Company's press release dated June 6, 2002, the Company has been evaluating the appropriate accounting for initiation fees that are paid by individual members of the Company's private membership clubs. Historically, such revenue has represented less than 0.9% of revenue for the nine months ended April 30, 2001 (see Note 2). The Company's historical accounting has been to recognize revenue immediately upon its receipt of the initiation fee, or upon the completion of certain milestones outlined in the respective membership agreements, whichever was later.

The Company has now concluded that the appropriate accounting would be to recognize the initiation fee as revenue over the expected period over which the club member who has made such payment is expected to remain a member in the Club. The Company has determined to make that revision, which is reflected in the financial statements of the present quarter and the comparable quarter of fiscal 2001. After extensive analysis, the Company has estimated the present duration of its club members to be a period of 12 years. This estimate will be reviewed periodically going forward and, as necessary, the period will be updated to reflect the Company's actual experience of member lives in each of the clubs.

The Company bases its present estimation of a 12-year life on a number of data points including: the demographic profile of the membership and the related real estate communities; membership turnover rates; member resignation history; private club industry statistics; clubs with similar demographics in the Company's geographic area; real estate turnover data in the respective communities of the Company's clubs; and membership age and related snow sport participation statistics (considered relevant due to the clubs' association with the Company's ski resorts).

In determining the appropriate accounting treatment with respect to this issue, the Company reviewed the specific provisions of each club membership agreement, the appropriate accounting literature, including Staff Accounting Bulletin 101, Revenue Recognition, and also noted that the Company's new accounting treatment is now consistent with that of other public companies with similar club operations. The accounting revision has the effect of reducing historically reported revenue and net income, and increasing revenues and net income to be reported in future periods. The Company is applying its revision in accounting for the club initiation fees both retroactively and prospectively. The financial statements presented herein reflect this revision. The Company will file an amended Form 10-K for fiscal 2001 reflecting this accounting revision as soon as is practicable.

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

Record Resort revenues for the third quarter were driven by: 1) stronger than expected season pass sales, 2) increased ticket prices, 3) strong retail/rental sales, 4) hospitality acquisitions, 5) conscious discounting of room rates at the Company's lodging properties near the Company's ski resorts to attract incremental vacationers, and 6) close management of costs while continuing to provide a high-quality guest experience. Third quarter revenue growth was generated primarily by the November and December acquisitions of Rockresorts, Rancho Mirage and the Vail Marriott. On a "same-store" basis, hospitality revenues declined 2.9% year-over-year due to the recession, slow rebound in the general US hospitality industry following September 11, and the above-mentioned room rate discounting during the quarter.

Despite below-average season snowfall, year-to-date performance as of April 30, 2002 was strong. Resort revenues increased 5.4% for the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001 primarily driven by lift ticket revenues and the hospitality acquisitions. Increased ticket prices and strong season pass sales led to record lift ticket revenues for the 2001/02 ski season. Although skier visits for the nine months were down 4.3% on a year-over-year basis, the Company continued to gain market share. Nationally, skier visits declined 5.5% while skier visits in the Rocky Mountain region declined 5.9%.

The Company's Real estate segment also showed favorable financial performance for the three and nine months ended April 30, 2002. The Real estate operation is on track for a record year with a more than 100% increase in revenues for the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001 due to lot sales at the new Red Sky Ranch and Arrowhead Mountain developments. The Company continues to be comfortable with analyst estimates of $13 million to $15 million for fiscal 2002 Real estate operating income.

As of April 30, 2002, the Company no longer reports on a separate Technology segment; Technology operations are now included in the Resort segment. The third-party technology activity has moved from a joint venture to a business/customer arrangement.

Looking forward to the final quarter of fiscal 2002, the Company expects that a portion of the year-to-date improvement will carry forward to year end. However, several factors may mitigate the Company's current year-to-date performance: the hotel acquisitions are expected to produce fourth fiscal quarter losses due to forecasted seasonality, the Company does not expect a strong summer travel season because the US travel industry as a whole is still showing effects of September 11, and the Company also expects the Heavenly acquisition to produce losses in the fourth quarter due to anticipated seasonality. Other potential obstacles to continuing this favorable financial performance through the fiscal year end as noted in the "Cautionary Statement" section of this Form 10-Q.

Presented below is comparative data for the three and nine months ended April 30, 2002 as compared to the three and nine months ended April 30, 2001.

Results of Operations

Three Months Ended April 30, 2002 versus Three Months Ended April 30, 2001 (dollars in thousands, except effective ticket price amounts)

	Three Months Ended
	April 30,		Percentage
	2002	2001	Increase	Increase
		(as restated)
	(unaudited)

Resort revenue	$ 242,988	$ 220,059	$ 22,929	10.4%
Resort operating expense	136,498	123,055	13,443	10.9%

Resort revenue. Resort revenue for the three months ended April 30, 2002 and 2001 is presented by category as follows:

	Three Months Ended		Percentage
	April 30,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
		(as restated)
	(unaudited)

Lift tickets	$ 95,349	$ 89,573	$ 5,776	6.4%
Ski school	28,480	27,770	710	2.6%
Dining	21,285	22,995	(1,710)	(7.4)%
Retail/rental	33,722	31,347	2,375	7.6%
Hospitality	48,774	34,447	14,327	41.6%
Other	15,378	13,927	1,451	10.4%
Total Resort revenue	$ 242,988	$220,059	$ 22,929	10.4%

Total skier visits	2,599	2,691	(92)	(3.4)%

Effective ticket price	$ 36.69	$ 33.29	$ 3.40	10.2%

Resort revenue for the three months ended April 30, 2002 increased $22.9 million, or 10.4% as compared to the three months ended April 30, 2001. The increase in Resort revenue is primarily attributable to an increase in hospitality revenue during the period as a result of the recent acquisitions of the Vail Marriott and Rancho Mirage. In addition, lift ticket revenue increased $5.8 million, or 6.4% during the quarter ended April 30, 2002 as compared to the quarter ended April, 2001 due to a 10.2% increase in effective ticket price ("ETP", defined as total lift ticket revenue divided by total skier visits), which is the result of an increase in ticket pricing. Retail/Rental and ski school also increased during the three months, commensurate with increased pass sales. Skier visits were down as a result of the early Easter holiday. The increase in other revenue was driven by increases in commercial leasing and technology operations.

Resort operating expense. Resort operating expense for the three months ending April 30, 2002 was $136.5 million, an increase of $13.4 million, or 10.9%, compared to the three months ending April 30, 2001. The increase in resort operating expense is commensurate with the increase in resort revenue.

Real estate revenue. Revenue from real estate operations for the three months ending April 30, 2002 was $4.5 million, a decrease of $1.9 million, or 29.4%, compared to the three months ending April 30, 2001. This decrease was expected, and is due to the timing of real estate closings. Real estate revenue also includes the Company's equity investment in Keystone/Intrawest LLC (the "Keystone JV"), the joint venture developing the River Run development at Keystone. Revenues generated by the Keystone JV during the quarter ended April 30, 2002 included the sale of 10 condominiums at the River Run development.

Real estate operating expense. Real estate operating expense for the three months ending April 30, 2002 was $5.5 million, a decrease of $1.7 million, or 24.1%, compared to the three months ending April 30, 2001. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The decrease in real estate operating expense for the three months ending April 30, 2002 as compared to the three months ending April 30, 2001 is commensurate with the decrease in real estate sales noted above.

Depreciation and amortization. Depreciation and amortization expense was $16.6 million, an increase of $0.6 million, or 3.9%, for the three months ending April 30, 2002 as compared to the three months ending April 30, 2001. The increase was primarily attributable to an increased fixed asset base as a result of capital expenditures and the acquisitions of the Vail Marriott and Rancho Mirage offset by a decrease in amortization expense due to the Company's adoption of SFAS No. 142.

Interest expense. During the three months ending April 30, 2002 and 2001 the Company recorded interest expense of $9.6 million and $7.7 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the Notes. The increase in interest expense for the three months ending April 30, 2002 compared to the three months ending April 30, 2001 is attributable to the 2001 Notes as well as increased amortization of deferred financing costs related to the amendment of the Credit Facility and issuance of the 2001 Notes offset by a decrease in interest expense related to the Credit Facility due to a decrease in the balance outstanding.

Nine Months Ended April 30, 2002 versus Nine Months Ended April 30, 2001 (dollars in thousands, except ETP amounts)

	Nine Months Ended
	April 30,		Percentage
	2002	2001	Increase	Increase
		(as restated)
	(unaudited)

Resort revenue	$ 481,364	$ 456,797	$ 24,567	5.4%
Resort operating expense	344,395	330,595	13,800	4.2%

Resort revenue. Resort revenue for the nine months ended April 30, 2002 and 2001 is presented by category as follows:

	Nine Months Ended		Percentage
	April 30,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
		(as restated)
	(unaudited)

Lift tickets	$ 162,046	$ 159,708	$ 2,338	1.5%
Ski school	46,076	46,407	(331)	(0.7)%
Dining	40,732	44,521	(3,789)	(8.5)%
Retail/rental	83,155	79,484	3,671	4.6%
Hospitality	109,439	90,607	18,832	20.8%
Other	39,916	36,070	3,846	10.7%
Total resort revenue	$ 481,364	$456,797	$ 24,567	5.4%

Total skier visits	4,732	4,942	(210)	(4.3)%

ETP	$ 34.24	$ 32.32	$ 1.92	5.9%

Resort revenue for the nine months ended April 30, 2002 increased $24.6 million, or 5.4% as compared to the nine months ended April 30, 2001. The increase in Resort revenue is primarily attributable to an increase in lift ticket revenue, increased retail/rental revenue, and hospitality acquisitions. Lift ticket revenue increased $2.3 million, or 1.5% during the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001 due to a 5.9% increase in ETP offset by a 4.3% decline in skier visits during the period. The 4.3% decline in skier visits is a result of the early Thanksgiving holiday, an overall decrease in travel as a result of the events of September 11, 2001, a weak national economy and the early Easter holiday. The increase in ETP is due to an increase in ticket pricing. Ski school and dining revenue decreased as a result of the decline in skier visits during the period. Hospitality revenue increased $18.8 million or 20.8% for the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001. The increase is primarily the result of the recent acquisitions of the Vail Marriott and Rancho Mirage. The increase in other revenue was driven by increases in commercial leasing and technology operations.

Resort operating expense. Resort operating expense for the nine months ended April 30, 2002 was $344.4 million, an increase of $13.8 million, or 4.2%, compared to the nine months ended April 30, 2001. The increase in resort operating expense is commensurate with the increase in resort operating revenues and reflects significant cost-reducing measures implemented by the Company throughout the fiscal year.

Real estate revenue. Revenue from real estate operations for the nine months ending April 30, 2002 was $57.0 million, an increase of $31.8 million, or 126.3% compared to the nine months ending April 30, 2001. This increase is primarily due to closings on the sales of two development land parcels and 39 single-family lots, versus closings on the sales of three development sites and four residential condominiums in the same period of fiscal 2001. Revenues generated by the Keystone JV during the nine months ended April 30, 2002 included the sale of 82 condominiums and one single-family homesite.

Real estate operating expense. Real estate operating expense for the nine months ending April 30, 2002 was $43.3 million, an increase of $25.0 million, or 137.0%, compared to the nine months ending April 30, 2001. The increase in real estate operating expense for the nine months ending April 30, 2002 as compared to the nine months ending April 30, 2001 is commensurate with the increase in real estate sales noted above.

Depreciation and amortization. Depreciation and amortization expense was $48.0 million, an increase of $0.2 million, or 0.5%, for the nine months ending April 30, 2002 as compared to the nine months ending April 30, 2001. The increase was primarily attributable to an increased fixed asset base as a result of capital expenditures and the acquisitions of the Vail Marriott and Rancho Mirage offset by a decrease in amortization expense due to the Company's adoption of SFAS No. 142.

Interest expense. The Company recorded interest expense of $27.9 million for the nine months ending April 30, 2002 compared to interest expense of $25.8 million for the nine months ending April 30, 2001. The interest expense relates primarily to the Credit Facility, the Industrial Development Bonds and the Notes. The increase in interest expense for the nine months ending April 30, 2002 compared to the nine months ending April 30, 2001 is attributable to the 2001 Notes and increased amortization of deferred financing costs related to the amendment of the Credit Facility and issuance of the 2001 Notes partially offset by reduced interest rates during the nine months ended April 30, 2002.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. During the nine months ended April 30, 2002, cash flows used in investing activities included payments of $74.6 million for acquisitions, $50.9 million for resort capital expenditures, and $48.7 million for investments in real estate.

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

The Company estimates that it will make resort capital expenditures of approximately $15 to $25 million during the remainder of fiscal 2002. The primary projects are anticipated to include (i) ski area expansion of Peak 7 at Breckenridge, (ii) Keystone snowmaking improvements, (iii) upgrades to office and front line information systems, (iv) renovations at the Vail Marriott, and (v) renovations at Rancho Mirage. Investments in real estate during the remainder of fiscal 2002 are expected to total approximately $15 to $20 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, (iii) continued development of Mountain Thunder Lodge at Breckenridge and (iv) investments in developable land at strategic locations at all four ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

In November 2001, the Company acquired a majority interest in Rockresorts, a luxury hotel management company, from Olympus for total initial consideration of $7.5 million. The acquisition includes the assumption by the Company of the management contracts on Rockresorts' five resort hotels across the United States. The Company will control most operational decisions for Rockresorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement. In 2004, the Company has the option to acquire the remaining interest in Rockresorts through an additional payment to Olympus, which is to be determined at that time based on growth of Rockresorts. In 2004-2005, Olympus has the option to sell its remaining interest in Rockresorts to the Company for an amount calculated at that time based on the growth of Rockresorts. Concurrent with the acquisition of Rockresorts, the Company acquired Rancho Mirage from Olympus for total initial consideration of $20 million and a non-interest bearing note payable with a principal amount of $25 million due in two years. The Company also acquired the Vail Marriott in December 2001 from Host Marriott Corporation for a total purchase price of $49.5 million. In May 2002, the Company acquired Heavenly, located in the Lake Tahoe area of California and Nevada, from American Skiing Company. The transaction closed for consideration of $102 million (including $2.7 million of assumed debt), less a cash adjustment of $2.8 million resulting in net cash consideration of $99.2 million. The acquisitions of Rockresorts, Rancho Mirage, the Vail Marriott and Heavenly were funded by borrowings under the Credit Facility.

During the nine months ended April 30, 2002, the Company's financing activities provided $34.6 million in cash consisting of $42.1 million net long-term debt borrowings, and $0.3 million received from the exercise of stock options, offset by the payment of $7.9 million in deferred financing costs. During the nine months ended April 30, 2002, 24,559 employee stock options were exercised at exercise prices ranging from $6.85 to $19.13. Additionally, 3,845 shares of restricted stock were issued to management.

In November 2001, the Company entered into a new three-year revolving credit facility to replace its existing credit facility, which had been scheduled to terminate at the end of 2002. The Company's subsidiary, The Vail Corporation, is the borrower under the new credit facility, with Bank of America, N.A. as agent and certain other financial institutions as lenders. The new credit facility provides for debt financing up to an aggregate principal amount of $421.0 million. The Vail Corporation's obligations under the new credit facility are guaranteed by the Company and certain of its subsidiaries and are secured by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the new credit facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

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

Revenue Recognition. Resort revenue is derived from a wide variety of sources, including sales of lift tickets, ski/snowboard school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, private club dues and fees, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as services are performed. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the related receivable is subject to subordination until such time that all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract. Revenues from club initiation fees are initially deferred and recognized over 12 years, the estimated service life.

Deferred Revenue-- In addition to deferring certain revenues related to the Real Estate segments, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary. As a result of the revision in accounting discussed in Note 2, the Company also records deferred revenue related to the non-refundable initiation fees collected in association with the Company's private membership clubs. Initiation fees are recognized over 12 years, the estimated service life of the member.

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

Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Balance Sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. As of April 30, 2002, the Company had a net deferred tax asset of $9.2 million, which represented approximately 0.7% of total assets. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future to realize the benefit of the Company's net deferred tax assets. The Company's assumptions of future profitable operations are supported by the Company's strong operating performance over the last several years and the absence of factors that would indicate this trend would be unlikely to continue.

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and was therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter. The Company did not identify any impairments as a result of the first "step" of goodwill impairment testing performed, except for goodwill associated with SRL&S and Village at Breckenridge. The Company is required to quantify these impairments by July 31, 2002, which it is in the process of doing. However, no estimate can yet be made as to the outcome of these evaluations. In addition, pursuant to SFAS No. 142, the Company is no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. Prior to adoption of SFAS No. 142 the Company incurred amortization expense of $1.9 and $5.4 million during the three and nine months ended April 30, 2001, respectively. If SFAS No. 142 had been applied during the prior periods, net income, as adjusted for the exclusion of amortization expense, would have been $42.0 and $36.6 million for the three and nine months ended April 30, 2001, respectively. Similarly, basic and diluted EPS, as adjusted for the exclusion of amortization expense, would have been $1.20 for the three months ended April 30, 2001 and $1.05 and $1.04 per share, respectively, for the nine months ended April 30, 2001. While, the Company has not yet determined what impact the remaining provisions of SFAS No. 142, including its final tests for goodwill impairment, will have on its financial position or results of operations prospectively, there may be more volatility in reported income than under previous standards because impairment losses, if incurred, are likely to occur irregularly and in varying amounts.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. The Company does not expect the adoption of SFAS No. 145 to have a significant effect on its results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2002, the Company had $10.4 million of variable rate indebtedness, representing 2.3% of the Company's total debt outstanding, at an average interest rate during the three months ended April 30, 2002 of 4.0% (see Note 6 of the Notes to Consolidated Financial Statements). Based on the average floating rate borrowings outstanding during the three months ended April 30, 2002, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $13,000.

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
3.1

Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on the Effective Date. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-2 of Vail Resorts, Inc. (Registration No 333-05341) including all amendments thereto.)

3.2

Amended and Restated By-Laws adopted on the Effective Date. (Incorporated by reference to Exhibit 3.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2002, including all amendments thereto.)

4.1

Form of Class 2 Common Stock Registration Rights Agreements between the Company and holders of Class 2 Common Stock. (Incorporated by reference to Exhibit 4.13 of the Registration Statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

4.2(a)

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

4.2(b)

Purchase Agreement, dated as of November 16, 2001 among Vail Resorts, Inc., the guarantors names on Schedule I thereto, Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-76956-01) including all amendments thereto.)

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

4.4(a)

Form of Global Note (Included in Exhibit 4.3(a) incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

4.4(b)

Form of Global Note (Included in Exhibit 4.4(b) by reference to Exhibit 4.2 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-76956-01) including all amendments thereto.)

4.5(a)

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

4.5(b)

Registration Rights Agreement dated as of November 21, 2001 among Vail Resorts, Inc., the guarantors signatory thereto, Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, Bear Stearns & Co. Inc., CIBC World Markets Corp. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-76956-01) including all amendments thereto.)

4.6(a)

First Supplemental Indenture, dated as of August 22, 1999, to Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors named therein and the United States Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

4.6(b)	Second Supplemental Indenture, dated as of November 16, 2001 to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and The Bank of New York, as successor trustee to United States Trust Company of New York.	17
4.6(c)	Third Supplemental Indenture, dated as of January 16, 2001, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and The Bank of New York, as successor trustee to the United States Trust Company of New York.	24
4.6(d)

First Supplemental Indenture, dated as of January 16, 2001, to the Indenture dated November 21, 2001, among Vail Resorts, Inc., the guarantors therein and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-76956-01) including all amendments thereto.)

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

10.14(a)

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the report on form S-2/A of Vail Resorts, Inc. (Registration No. 333-5341) including all amendments thereto.)

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
10.17

Agreement dated October 11, 1996 between Vail Resorts, Inc. and George Gillett. (Incorporated by reference to Exhibit 10.27 of the report on form S-2/A of Vail Resorts, Inc. (Registration No. 333-5341) including all amendments thereto.)

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

10.20

Second Amended and Restated Credit Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc"), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of November 13, 2001. (Incorporated by reference to Exhibit 10.20 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2002.)

10.21

Employment Agreement dated October 28, 1996 by and between Vail Resorts, Inc. and James P. Donohue. (Incorporated by reference to Exhibit 10.24 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 1999.)

10.22	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320.)
99.1	Forest Service Unified Permit for Heavenly ski area.	32

b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated March 26, 2002, regarding The Company's purchase agreement in conjunction with the acquisition of Heavenly Ski Resort in the Lake Tahoe area of California and Nevada from American Skiing Company.

The Company filed a Current Report on Form 8-K, dated May 10, 2002, regarding The Company's change in independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 19, 2002.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	June 19, 2002