Form 10-K/A
period 2001-07-31
VAIL RESORTS INC
filed 2002-10-25
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A - Amendment No. 1 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None.
(Title of class)

This Amended 10-K also constitutes the Annual Report on Form 10-K for Larkspur Restaurant & Bar, LLC, a majority owned subsidiary of the Company (I.R.S. Employer Identification No. 84-1510919, and Primary Standard Industrial Classification Code Number 7223).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $459.7 million on October 16, 2001, and was calculated using the per share closing price thereof on the New York Stock Exchange Composite Tape. As of October 16, 2001, 35,131,655 shares were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,691,821 shares were Common Stock.

Amendment No. 1

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the "Amended 10-K") is being filed to restate Vail Resorts, Inc. and its subsidiaries' (collectively, the "Company") consolidated financial statements for the fiscal years ended July 31, 2001, 2000, and 1999. This Amended 10-K amends the applicable identified Items contained in the Company's original Form 10-K as filed on October 29, 2001 ("the Original 10-K"). This Amended 10-K also constitutes the Annual Report on Form 10-K for Larkspur Restaurant & Bar, LLC, a majority owned subsidiary of the Company (I.R.S. Employer Identification No. 84-1510919, and Primary Standard Industrial Classification Code Number 7223). To comply with technical requirements under Regulation S-X, the Company has attached hereto the audited financial statements of Keystone/Intrawest, LLC (the "Keystone JV").

The Company revised its accounting for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. This Amended 10-K reflects such revised accounting. Under the new accounting method, the Company will recognize the initiation fee as revenue over the life of the club facilities, which the Company has currently estimated to be 30 years. For clubs under construction, recognition does not commence until the club is ready for use by the members. The Company had previously announced that it would recognize the initiation fee as revenue over 12 years, which is the period over which the club member who has made such payment is expected to remain a member in the club. However, after further analysis of the issue and after consultation with the SEC accounting staff, the Company decided that the appropriate way to recognize the initiation fee is over the estimated life of the club, assumed to be the depreciable life of the club facilities. Historically, the Company had recognized the revenue from the initiation fee immediately or upon the completion of certain milestones, whichever was later.

The Company engaged PricewaterhouseCoopers LLP to re-audit its consolidated financial statements for fiscal years 1999-2001. As a result of that re-audit, the Company determined that several other historical adjustments were appropriate, in addition to the adjustment for club initiation fees. The previously reported adjustment for club revenue constitutes approximately 86% of the pre-tax income adjustments included in this Amended 10-K. The additional adjustments reflected in this filing fall generally into three categories, summarized below, and described in more detail elsewhere in this filing:

1. Statement of Operations--In addition to the impact of the initiation fee revenue (which accounts for approximately 86% of the total restated pre-tax income impact), the Company has reflected an aggregate reduction in pre-tax income of $1.6 million and $1.6 million for fiscal 1999 and 2001, respectively (the impact to fiscal 2000 is minor). Resort EBITDA (as defined in Note 3 to Item 6, Selected Financial Data) is reduced in the aggregate $0.7 million and $1.1 million in 1999 and 2001, respectively; the aggregate impact to fiscal 2000 Resort EBITDA is an increase of $0.7 million. These additional adjustments consist primarily of changes in liability amounts for worker's compensation and medical benefits and equity losses with respect to the Company's employee housing joint ventures. The worker's compensation and medical benefits adjustments are discussed more fully below.

a) Workers' compensation: During the course of the re-audit of fiscal 1999 through 2001, it was noted that the Company's estimates for its workers' compensation liability did not appropriately consider the entire estimated cost of claims incurred, nor did the liability include a full estimate for claims incurred, but not yet reported. While the Company's policy with respect to workers' compensation specified that the liability should include such estimates, the Company's procedures in place at the time failed to ensure that it was properly calculated. The restated financial statements included herein reflect adjustments to appropriately report the Company's total estimated liability with respect to its workers' compensation claims for each year presented. In addition, the Company has now put in place appropriate procedures to ensure that the workers' compensation liability calculations and the Company's financial statements properly reflect the Company's total potential liability with respect to this area.

b) Medical claims: The Company has not historically recorded a liability related to medical claims incurred but not yet reported, nor did the Company have an adequate policy in place to do so. The accompanying restated financial statements reflect adjustments to record estimates for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. In addition, the Company now has in place policies and procedures to ensure that estimates for medical claims incurred but not yet reported are appropriately calculated and recorded in the Company's financial statements.

2. Reclassification of Income Statement Components--The Company has reclassified, as separate line items on the statement of operations, equity investment income from non-consolidated joint ventures for each of the Company's reporting segments. Although the presentation and format of the statement of operations differs from the presentation of the Original 10-K, there is no impact on net income, earnings per share ("EPS"), or EBITDA (as defined in Notes 3, 5 and 8 to Item 6, Selected Financial Data) from the reclassification of these income items. In the future, the Company will continue with the new presentation.

3. Balance Sheet--The large majority of the restated balance sheet impacts included in the Amended 10-K relate directly to the restatement of the club initiation fee revenue, by recording deferred revenue for the actual receipt of the cash initiation fees in the current and prior years, offset by a reduction to retained earnings in the amount corresponding to the restated reduction in revenue. Other balance sheet adjustments include certain reclassifications and both positive and negative adjustments related to previously mentioned increases in restated liabilities and other miscellaneous items, for the three restated years and the pre-1999 period.

Finally, as previously announced, the Company's historical cash balances are unaffected by the adjustment in club revenue, as well as the additional adjustments reflected in this filing. The statement of cash flows included in this Amended 10-K reflects reconciling adjustments to conform to adjustments made in the statement of operations and balance sheet. Except for the foregoing, no other information included in the Original 10-K is amended by this Amended 10-K.

Table of Contents
PART II

Item 6.	Selected Financial Data.*	4
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.*	6
Item 8.	Financial Statements and Supplementary Data.*	F-1
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	18

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

* As Restated. See Note 2 to the Consolidated Financial Statements.

PART II

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the fiscal years ended July 31, 2001, 2000 and 1999, the ten-month fiscal period ended July 31, 1998 and fiscal year ended September 30, 1997 are derived from the consolidated financial statements of the Company. The financial data for the fiscal years ended July 31, 2001, 2000, and 1999 should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Amended 10-K. The data presented below are in thousands, except per share amounts and percentages.

				Ten-Month
				Fiscal Period	Fiscal Year
				Ended	Ended
	Fiscal Year Ended July 31,			July 31,	September 30,
	2001(1)	2000(1)	1999(1)	1998(2)	1997(2)
	---------- (As Restated) ----------

Statement of Operations Data:
Revenue:
Resort	$ 512,306	$ 488,436	$ 424,647	$ 336,547	$ 259,038
Real estate	28,200	48,660	36,878	73,722	71,485
Technology	3,274	1,960	--	--	--
Total net revenues	543,780	539,056	461,525	410,269	330,523
Operating expenses:
Resort	403,529	386,030	346,936	222,201	177,378
Real estate	22,971	42,066	34,386	62,619	66,307
Technology	3,801	1,676	--	--	--
Depreciation and amortization	65,478	61,748	53,569	36,838	34,044
Total operating expenses	495,779	491,520	434,891	321,658	277,729
Income from operations	48,001	47,536	26,634	88,611	52,794
Resort equity investment income	1,514	2,713	2,413	N/A	N/A
Real estate equity investment income	7,043	3,024	7,034	N/A	N/A
Technology equity investment loss	(1,245)	--	--	N/A	N/A
Net income	13,631	10,362	8,860	41,018	19,698
Diluted net income per common share	$ 0.39	$ 0.30	$ 0.25	$ 1.18	$ 0.64
Other Data:
Resort
Resort EBITDA (3)	$ 110,291	$ 105,119	$ 80,124	$ 114,346	$ 81,660
Resort EBITDA margin(9)	21.5%	21.4%	18.8%	34.0%	31.5%
Skier visits(4)	4,975	4,595	4,606	4,717	4,273
Resort revenue per skier visit(7)	$ 96.82	$ 93.55	$ 90.25	$ 71.35	$ 60.62
Real Estate
Real estate EBITDA(5)	$ 12,272	$ 9,618	$ 9,526	$ 11,103	$ 5,178
Real estate held for sale and investment(6)	159,177	147,172	152,508	138,916	154,925
Technology
Technology EBITDA(8)	$ (1,772)	$ 284	$ --	$ --	$ --
Balance Sheet Data
Total assets	$1,188,128	$1,135,481	$1,094,548	$ 912,122	$ 855,949
Long-term debt (including current maturities)	388,380	394,235	398,186	284,014	265,062
Stockholders' equity	$ 496,749	$ 476,361	$ 464,504	$ 462,624	$ 405,666

(footnotes appear on following page)

Footnotes to Selected Financial Data:
(1)	As restated. See Note 2 of the Consolidated Financial Statements and the Explanatory Note in Management's Discussion and Analysis.
(2)

The ten-month period ended July 31, 1998 and the fiscal year ended September 30, 1997 are not presented on a restated basis. For additional information regarding the restatement see Note 2 of the Consolidated Financial Statements. The financial data for the fiscal year ended September 30, 1997 includes the results of operations of Keystone and Breckenridge for the 270-day period from the date of acquisition January 4, 1997 to September 30, 1997.

(3)

Resort EBITDA is defined as revenues from resort operations plus resort equity investment income less resort operating expenses. Resort EBITDA is not a term that has an established meaning under generally accepted accounting principles ("GAAP"), and it might not be comparable to similarly titled measures reported by other companies. The information concerning Resort EBITDA is included because the Company believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Resort EBITDA does not purport to represent cash provided by operating activities, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For information regarding our historical cash flows from operating, investing and financing activities, see our Consolidated Financial Statements included elsewhere in this Form 10-K/A.

(4)	A skier visit represents one guest accessing a ski mountain for all or any part of a day or night and includes both paid and complimentary tickets and ski passes.
(5)

Real estate EBITDA is defined as revenue from real estate operations plus real estate equity investment income less real operating expenses, which include selling and holding costs, administrative expenses, and an allocation of the land, infrastructure, mountain improvement and other costs relating to property sold. Real estate operating expenses exclude charges for depreciation and amortization as the Company has determined that the portion of those expenses allocable to real estate are not significant. Real estate EBITDA is not a term that has an established meaning under GAAP, and it might not be comparable to similarly titled measures reported by other companies.

(6)

Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investments in real estate joint ventures.

(7)

Resort revenue per skier visit excludes revenue generated by Grand Teton Lodge Company ("GTLC") and Snake River Lodge & Spa ("SRL&S") from the calculation because those businesses do not support the Company's ski area operations, but includes resort equity income.

(8)

Technology EBITDA is defined as revenues from technology operations plus technology equity investment income less technology operating expenses. Technology EBITDA is not a term that has an established meaning under GAAP, and it might not be comparable to similarly titled measures reported by other companies.

(9)	The calculation of Resort EBITDA margin is defined as Resort EBITDA divided by the sum of total resort revenue plus resort equity investment income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is an analysis of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K/A. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the ski and resort industries, general business and economic conditions, the weather and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

Explanatory Note

This Amended 10-K of the Company amends Items 6, 7, 8 and 9 of Part II of the Company's Original 10-K to reflect the changes described below under "Restatement".

Restatement--The Company revised its accounting for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. This Amended 10-K reflects such revised accounting. Under the new accounting method, the Company will recognize the initiation fee as revenue over the life of the club facilities, which the Company has currently estimated to be 30 years. For clubs under construction, recognition does not commence until the club is ready for use by the members. The Company had previously announced that it would recognize the initiation fee as revenue over 12 years, which is the period over which the club member who has made such payment is expected to remain a member in the club. However, after further analysis of the issue and after consultation with the SEC accounting staff, the Company decided that the appropriate way to recognize the initiation fee is over the estimated life of the club, assumed to be the depreciable life of the club facilities. Historically, the Company had recognized the revenue from the initiation fee immediately or upon the completion of certain milestones, whichever was later.

The Company engaged PricewaterhouseCoopers LLP to re-audit its consolidated financial statements for fiscal years 1999-2001. As a result of that re-audit, the Company determined that several other historical adjustments were appropriate, in addition to the adjustment for club initiation fees. The previously reported adjustment for club revenue constitutes approximately 86% of the pre-tax income adjustments included in this Amended 10-K. The additional adjustments reflected in this filing fall generally into three categories, summarized below, and described in more detail elsewhere in this filing:

1. Statement of Operations--In addition to the impact of the initiation fee revenue (which accounts for approximately 86% of the total restated pre-tax income impact), the Company has reflected an aggregate reduction in pre-tax income of $1.6 million and $1.6 million for fiscal 1999 and 2001, respectively (the impact to fiscal 2000 is minor). Resort EBITDA (as defined in Note 3 to Item 6, Selected Financial Data) is reduced in the aggregate $0.7 million and $1.1 million in 1999 and 2001, respectively; the aggregate impact to fiscal 2000 Resort EBITDA is an increase of $0.7 million. These additional adjustments consist primarily of changes in liability amounts for workers' compensation and medical benefits and equity losses with respect to the Company's employee housing joint ventures. The worker's compensation and medical benefits adjustments are discussed more fully below.

a) Workers' compensation: During the course of the re-audit of fiscal 1999 through 2001, it was noted that the Company's estimates for its workers' compensation liability did not appropriately consider the entire estimated cost of claims incurred, nor did the liability include a full estimate for claims incurred, but not yet reported. While the Company's policy with respect to workers' compensation specified that the liability should include such estimates, the Company's procedures in place at the time failed to ensure that it was properly calculated. The restated financial statements included herein reflect adjustments to appropriately report the Company's total estimated liability with respect to its workers' compensation claims for each year presented. In addition, the Company has now put in place appropriate procedures to ensure that the workers' compensation liability calculations and the Company's financial statements properly reflect the Company's total potential liability with respect to this area.

b) Medical claims: The Company has not historically recorded a liability related to medical claims incurred but not yet reported, nor did the Company have an adequate policy in place to do so. The accompanying restated financial statements reflect adjustments to record estimates for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. In addition, the Company now has in place policies and procedures to ensure that estimates for medical claims incurred but not yet reported are appropriately calculated and recorded in the Company's financial statements.

2. Reclassification of Income Statement Components--The Company has reclassified, as separate line items on the statement of operations, equity investment income from non-consolidated joint ventures for each of the Company's reporting segments. Although the presentation and format of the statement of operations differs from the presentation of the Original 10-K, there is no impact on net income, earnings per share ("EPS"), or EBITDA (as defined in Notes 3, 5 and 8 to Item 6, Selected Financial Data) from the reclassification of these income items. In the future, the Company will continue with the new presentation.

3. Balance Sheet--The large majority of the restated balance sheet impacts included in the Amended 10-K relate directly to the restatement of the club initiation fee revenue, by recording deferred revenue for the actual receipt of the cash initiation fees in the current and prior years, offset by a reduction to retained earnings in the amount corresponding to the restated reduction in revenue. Other balance sheet adjustments include certain reclassifications and both positive and negative adjustments related to previously mentioned increases in restated liabilities and other miscellaneous items, for the three restated years and the pre-1999 period.

As previously announced, the Company's historical cash balances are unaffected by the adjustment in club revenue, as well as the additional adjustments reflected in this filing. The statement of cash flows included in this Amended 10-K reflects reconciling adjustments to conform to adjustments made in the statement of operations and balance sheet. Except for the foregoing, no other information included in the Original 10-K is amended by this Amended 10-K.

Results of Operations

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

The Company has implemented a strategy to expand its hospitality business and is actively pursuing other opportunities for hospitality acquisitions in and around its resorts and other attractive locations. In June 2001, the Company announced its acquisition of the Inn at Beaver Creek, a 42-room hotel in the heart of Beaver Creek. The Company also announced in July 2001 that it had entered into a contract to acquire the Vail Marriott Mountain Resort, which closed in December 2001. In October 2001, the Company announced that the Company had entered into an agreement with Olympus Real Estate Partners ("Olympus"), a private investment fund, to acquire a majority interest in Rockresorts International LLC ("Rockresorts"), a luxury resort hotel management company, and had secured management contracts on Olympus' five resort hotels across the United States. The Company also announced that it had entered into a contract to acquire The Ritz-Carlton, Rancho Mirage from Olympus. Both transactions with Olympus closed in November 2001. The Ritz-Carlton, Rancho Mirage has been renamed The Lodge at Rancho Mirage and is managed by Rockresorts. Additionally, Vail Resorts announced that four of its existing hotels, currently managed as independent properties, have been re-branded Rockresorts. See Note 18, Subsequent Events, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for more detailed information on these transactions.

The real estate climate in and around the Company's resorts remains strong. While the Company's inventory of real estate held for sale is lower in fiscal 2001 as compared to fiscal 2000, the Company has several development projects currently underway, including the development of Red Sky Ranch, a residential golf community near Beaver Creek that will include two 18-hole golf courses, Mountain Thunder Lodge, a timeshare condominium project in Breckenridge, and 11 single-family lots in Arrowhead at Beaver Creek. As of the time of the Original 10-K filing, approximately 65% of the Mountain Thunder Lodge units and all of the Arrowhead lots had been placed under contract. Red Sky Ranch pre-sales had exceeded the Company's expectations, with over 75% of the first offering under contract. In addition, the Company continued to benefit from its equity-method investment in the real estate joint venture completing the development of River Run at Keystone.

The Company established a new reporting segment in fiscal 2001, the Technology segment. This segment engages in the development and sales of technology-based products and services for the hospitality and resort industries, and includes the operations of Resort Technology Partners LLC ("RTP"), a website development and technology service provider, and the Company's equity investment in Lowther Ltd.

While the Company is pleased with its fiscal 2001 financial performance, management recognizes that as always there are uncertainties related to the continuation of this favorable financial performance in fiscal 2002 and beyond, as noted above and in the "Cautionary Statement" section of this Amended 10-K. In addition, the terrorist acts against the United States on September 11, 2001 and military action as a result of those acts have created great uncertainty within the travel and leisure industry nationally and worldwide.

Presented below is more detailed comparative data regarding the Company's results of operations for the following periods:

  fiscal year ended July 31, 2001 versus fiscal year ended July 31, 2000, and fiscal year ended July 31, 2000 versus fiscal year ended July 31, 1999.

Fiscal Year Ended July 31, 2001 versus Fiscal Year Ended July 31, 2000 (dollars in thousands, except ETP amounts)

	Fiscal Year Ended
	July 31,			Percentage
	2001	2000	Increase	Increase
	---- (As Restated) ----

Resort net revenue	$ 512,306	$ 488,436	$ 23,870	4.9%
Resort operating expense	403,529	386,030	17,499	4.5%

Resort net revenue. Resort revenue for the fiscal years ended July 31, 2001 and 2000 is presented by category as follows:

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	---- (As Restated) ----

Lift tickets	$159,088	$143,547	$ 15,541	10.8%
Ski school	44,138	39,898	4,240	10.6%
Dining	75,731	72,120	3,611	5.0%
Retail/rental	98,337	86,734	11,603	13.4%
Hospitality	82,107	75,253	6,854	9.1%
Other	52,905	70,884	(17,979)	(25.4)%
Total resort net revenue	$512,306	$488,436	$ 23,870	4.9%

Total skier visits	4,975	4,595	380	8.3%

ETP	$ 31.98	$ 31.24	$ 0.74	2.4%

Fiscal 2001 resort revenue increased $23.9 million, or 4.9%, as compared to fiscal 2000. This increase in resort revenue is due primarily to an 8.3% increase in skier visits and a 2.4% increase in ETP (effective ticket price, "ETP", is defined as total lift ticket revenue divided by total skier visits) compared to fiscal 2000. Front Range (Denver/Colorado Springs metropolitan areas) skiers, who tend to generate less revenue per skier visit in all resort revenue categories as compared to destination skiers, constituted a significant portion of the overall increase in skier visits. The 2.4% increase in ETP is due primarily to increased pricing. All categories of resort revenue except "other" had increased revenue as compared to fiscal 2000. In addition to the increase in skier visits, resort revenue was also enhanced by innovative ski school product offerings, increased conference and banquet business in the first fiscal quarter of 2001, an increase in the number of retail/rental outlets operated by SSI Venture LLC ("SSV", a 51.9%-owned, fully consolidated retail/rental joint venture), internet-based rental sales, an increase in the Company's inventory of managed properties, aggressive hospitality marketing strategies during the late summer and fall seasons, and the Company's acquisition of SRL&S in December 2000.

The $18.0 million decrease in other resort revenue for fiscal 2001 as compared to fiscal 2000 is due primarily to the absence of $15.9 million of skier day insurance revenue and $5.6 million of business interruption insurance that was recorded in fiscal 2000. Other resort revenue also consists of ancillary recreation operations such as Adventure Ridge and Adventure Point, golf operations, private club operations (including revenue from membership sales, as restated), municipal support services for the resort villages, brokerage operations and commercial leasing.

Resort operating expense. Resort operating expense for fiscal 2001 was $403.5 million, an increase of $17.5 million, or 4.5%, compared to fiscal 2000. The increase in resort operating expense is primarily attributable to the increase in revenue over fiscal 2000, particularly with respect to non-lift ticket businesses, which have a higher percentage of associated variable expenses. The increased variable expenses are partially offset by a successful cost management program that was implemented at all levels of the Company's operations throughout fiscal 2001.

Technology net revenue. Technology revenue increased $1.3 million, or 67.0%, as compared to fiscal 2000. The increase in technology revenue is due to the Company's acquisition of RTP in March 2001.

Technology operating expense. Technology operating expense for fiscal 2001 was $3.8 million, an increase of $2.1 million as compared to fiscal 2000. The increase in operating expense is related to the Company's acquisition of RTP.

Real estate net revenue. Revenue from real estate operations for fiscal 2001 was $28.2 million, a decrease of $20.5 million, or 42.0%, compared to fiscal 2000. The decrease in real estate revenue as compared to fiscal 2000 was expected, as the Company's inventory of available "for sale" real estate had declined.

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

Resort equity investment income. Resort equity investment income consists primarily of income from the Company's equity investment in a real estate brokerage and a joint venture which owns and operates the building in which the Company's corporate offices are located. Resort equity income declined $1.2 million in fiscal 2001 compared to fiscal 2000 due to a decline in brokerage operations as a result of the Company's slow-down in real estate development activity in fiscal 2001.

Real estate equity investment income. Real estate equity investment income includes the Company's equity investment in the Keystone JV, the joint venture developing the River Run development at Keystone. Fiscal 2001 real estate equity investment income increased $4.0 million compared to fiscal 2000 due to the Keystone JV's completion and sale of an increased number of condominiums and single-family lots compared to fiscal 2000.

Technology equity investment loss. Losses from the Company's equity investment in Lowther Ltd., which the Company acquired in fiscal 2001, comprise the technology equity investment loss. Lowther Ltd. is a development stage entity formed to develop a web-based resort reservation system.

Depreciation and amortization. Depreciation and amortization expense was $65.5 million, an increase of $3.7 million, or 6.0%, for fiscal 2001 as compared to fiscal 2000. The increase was primarily attributable to an increased fixed asset base due to the acquisitions of SRL&S and the Company's 51% interest in RTP as well as fiscal 2001 capital improvements.

Interest expense. During fiscal 2001 and 2000 the Company recorded interest expense of $32.1 million and $35.2 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the senior subordinated debt issued in May 1999. The decrease in interest expense for fiscal 2001 compared to fiscal 2000 is attributable to a decrease in the average balance outstanding under the Credit Facility combined with reduced interest rates during fiscal 2001.

Fiscal Year Ended July 31, 2000 versus Fiscal Year Ended July 31, 1999 (dollars in thousands, except ETP amounts)

	Fiscal Year Ended
	July 31,			Percentage
	2000	1999	Increase	Increase
	---- (As Restated) ----

Resort net revenue	$488,436	$424,647	$ 63,789	15.0%
Resort operating expense	386,030	346,936	39,094	11.3%

Resort net revenue. Resort revenue for the fiscal years ended July 31, 2000 and 1999 is presented by category as follows:

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2000	1999	(Decrease)	(Decrease)
	---- (As Restated) ----

Lift tickets	$143,547	$138,536	$ 5,011	3.6%
Ski school	39,898	37,986	1,912	5.0%
Dining	72,120	62,382	9,738	15.6%
Retail/rental	86,734	77,793	8,941	11.5%
Hospitality	75,253	65,839	9,414	14.3%
Other	70,884	42,111	28,773	68.3%
Total resort net revenue	$488,436	$424,647	$ 63,789	15.0%

Total skier visits	4,595	4,606	(11)	(0.2)%

ETP	$ 31.24	$ 30.08	$ 1.16	3.9%

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

The increase in other revenue is primarily attributable to the estimated net insurance claim from the Company's Reduced Skier Visit Insurance Policy along with the final settlement of the business interruption claim from the Vail fires. Other revenue also increased as a result of the increase in commercial leasing revenue, the inclusion of revenue related to the Internet Service Provider and web site development company purchased in November 1999 and GTLC's revenues for a full fiscal year and an increase in municipal support operations at Beaver Creek and Keystone, licensing and sponsorships, and brokerage operations.

Resort operating expense. Resort operating expense for the year ended July 31, 2000 was $386.0 million, an increase of $39.1 million, or 11.3%, compared to the year ended July 31, 1999. The increase in resort operating expense is commensurate with the increase in revenue over fiscal 1999. In addition, the Company accelerated implementation of marketing and technology strategies for the fiscal 2001 ski season into the fourth quarter of fiscal 2000 and employee benefits expenses rose due to the increasing costs of medical care and management bonuses payable under the Company's long term incentive plan. A portion of the increase can also be attributed to the increased variable expenses associated with the increased level of resort revenue derived from lower-margin non-lift businesses such as dining, retail/rental and hospitality operations. These operations tend to have a greater level of variable operating expenses proportionate to revenues as compared to lift operations. These increases have been partially offset by a successful cost management program that was implemented at all levels of the Company's operations throughout the fiscal year.

Technology net revenue. Technology revenue for fiscal 2000 was $2.0 million. Technology revenue is derived from the operations of the Internet Service Provider and web site development company the Company purchased in November 1999.

Technology operating expense. Technology operating expense for fiscal 2000 was $1.7 million and is attributable to the technology acquisition in November 1999.

Real estate net revenue. Revenue from real estate operations for the year ended July 31, 2000 was $48.7 million, an increase of $11.8 million, or 31.9%, compared to the year ended July 31, 1999. Revenue for fiscal 2000 consisted primarily of the sale of 17 Arrowhead Alpine Club residential condominiums, one residential condominium each in Beaver Creek and Arrowhead Villages, the sale of seven development sites in Bachelor Gulch, the sale of three development sites in Arrowhead, and the sale of one development site in Avon. Real estate revenue for fiscal 1999 consisted primarily of the sale of the Bell Tower Mall, one luxury residential penthouse condominium at the Lodge at Vail, the sale of three development sites at Arrowhead, the sale of two single-family homesites and four multi-family homesites at Bachelor Gulch.

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

Resort equity investment income. Resort equity investment income increased $0.3 million for fiscal 2000 as compared to fiscal 1999 due to increased brokerage business as a result of the Company's increase in real estate operations noted above.

Real estate equity investment income. Real estate equity investment income decreased $4.0 million in fiscal 2000 as compared to fiscal 1999 due to decreased sales of the Keystone JV as a result of a decline in its available for sale inventory.

Depreciation and amortization. Depreciation and amortization expense increased by $8.2 million, or 15.3%, for the year ended July 31, 2000 as compared to the year ended July 31, 1999. The increase was primarily attributable to an increased fixed asset base due to the acquisition of GTLC and fiscal 2000 capital improvements.

Interest expense. During the years ended July 31, 2000 and 1999 the Company recorded interest expense of $35.2 million and $25.1 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the senior subordinated debt issued in May 1999. The increase in interest expense for the year ended July 31, 2000 compared to the year ended July 31, 1999 is attributable to the outstanding senior subordinated notes issued in May 1999, partially offset by a reduction in the balance outstanding on the Credit Facility.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

Cash flows used in investing activities have historically consisted of payments for acquisitions, resort capital expenditures, and investments in real estate. Resort capital expenditures for fiscal 2001 were $57.8 million and investments in real estate for that period were $39.2 million. The primary projects included in resort capital expenditures were (i) the expansion of Pete's Bowl in Blue Sky Basin at Vail, including a new high-speed four-passenger chairlift, (ii) implementation of the first phase of an enterprise resource planning system, (iii) a new laundry facility at Keystone, (iv) expansion of the grooming fleet, and (v) upgrades and remodeling at the Village at Breckenridge and Lodge at Vail. The primary projects included in investments in real estate were (i) continued development of the Red Sky Ranch golf community, (ii) construction of the Mountain Thunder Lodge condominium project at Breckenridge, and (iii) investments in developable land and the planning and development of projects in and around each of the Company's resorts.

As of the time of the Original 10-K filing, the Company estimated that it would make resort capital expenditures of approximately $50 million to $60 million during fiscal 2002. The primary projects were anticipated to include (i) construction of a comprehensive 13,000 square foot children's ski school and daycare facility at Breckenridge, (ii) planning and development of the Peak 7 skiway improvements in Breckenridge which includes 165 acres of slopes and trails, power and telecommunications, construction of a patrol hut and the purchase of snowmaking equipment, (iii) expansion and enhancement of grooming and snowmaking equipment at all four ski resorts, (iv) renovation and expansion of employee housing facilities at GTLC, and (v) implementation and improvement of back-office systems. Investments in real estate during fiscal 2002 were expected to total approximately $65 to $75 million. The primary projects were anticipated to include (i) continued development of the Red Sky Ranch residential golf community near Beaver Creek, which will eventually include 87 single-family homesites surrounding two championship 18-hole golf courses, (ii) preparing for the redevelopment of the Lionshead base area and other land holdings located within the Town of Vail, (iii) development of the Breckenridge Master Plan, which was announced in September 2000 and includes the Mountain Thunder Lodge condominium project, (iv) infrastructure development for the Mountain Road project at Arrowhead near Beaver Creek, and (v) additional planning and development projects in and around each of the Company's resorts.

The Company's cash flows used in investing activities also included $19.5 million in cash paid for two hotels and other acquisitions, $7.4 million in loans made to a joint venture, an investment in a technology joint venture, $15.9 million in net distributions from equity-method investments, and $0.5 million cash received from the sale of fixed assets.

During fiscal 2001, the Company used $0.5 million in cash in its financing activities, consisting of $5.9 million in net long-term debt payments, net of $4.3 million in proceeds from the exercise of stock options and $1.1 million from the cancellation of swap agreements. 490,649 employee stock options were exercised at exercise prices ranging from $6.85 to $21.13. Additionally, 8,619 shares of restricted stock were issued to management.

Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and was required to be adopted concurrently with SFAS No. 133. The Company does not currently engage in significant hedging activities and therefore the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities--a Replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, yet carries over the majority of the provisions of FASB Statement No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not entered into transactions falling under the scope of SFAS No. 140 and therefore its adoption did not have a material impact on its financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and was therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter of 2002 and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter of 2002. As a result of the completion of the second "step" of its goodwill impairment testing, the goodwill associated with the Village at Breckenridge was found to be impaired. In addition, pursuant to SFAS No. 142, the Company is no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. Prior to adoption of SFAS No. 142, the Company incurred amortization expense of $9.9 million for the year ended July 31, 2001. If SFAS No. 142 had been applied during the prior periods, net income, as adjusted for the exclusion of amortization expense, would have been $21.2 million for the year ended July 31, 2001. Similarly, basic and diluted EPS, as adjusted for the exclusion of amortization expense, would have been $0.61 for the year ended July 31, 2001. See Note 18, Subsequent Events, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information regarding the Company's adoption of SFAS No. 142.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company does not expect the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. The Company does not expect the adoption of SFAS No. 145 will have a significant effect on its results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not had any exit or disposal activities falling under the scope of SFAS No. 146, and therefore its adoption did not have a material impact on its financial position or results of operations.

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

Seasonality and Quarterly Results

The Company's ski and resort operations are seasonal in nature. In particular, revenues and profits at the Company's ski resorts are substantially lower and historically result in losses in the summer months due to the closure of its ski operations. SRL&S, while open year-round, generates the majority of its revenues during the winter season. Conversely, GTLC's peak operating season occurs during the summer months while the winter season generally results in operating losses due to closure of all revenue generating operations. However, revenues and profits generated by GTLC's summer operations are not sufficient to fully offset the Company's off-season losses from its ski resorts. During the 2001 fiscal year, 76.2% of total resort revenues were earned during the second and third fiscal quarters. Quarterly results may be materially affected by the timing of snowfall and the integration of acquisitions. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. The Company is taking steps to smooth its earnings cycle by investing in additional summer activities, such as golf course development, and also through the acquisition of new resorts, such as GTLC. (See Note 14 of the Notes to Consolidated Financial Statements for Selected Quarterly Financial Data).

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

Labor Market

The Company's resort operations are largely dependent on a seasonal workforce. The Company recruits worldwide to fill staffing needs each season, and utilizes H2B visas to enable the use of foreign workers. In addition, the Company manages seasonal wages and timing of the hiring process to ensure the appropriate workforce is in place. While the Company does not currently foresee the need to increase seasonal wages to attract employees, it cannot guarantee that such an increase would not be necessary in the future. In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers, who are an important source for the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact to results of operations.

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

Cautionary Statement

Statements in this Form 10-K/A, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:

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

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and elsewhere in this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2001, 2000 and 1999*

* As Restated. See Note 2 to the Consolidated Financial Statements.

Report of Independent Accountants

To the Shareholders and Board of Directors of

Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries (the "Company") at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended July 31, 2001, 2000, and 1999.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

October 21, 2002

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2001	2000
	---- (As Restated) ----
Assets
Current assets:
Cash and cash equivalents	$ 8,685	$ 8,821
Restricted cash	19,309	9,847
Trade receivables, net of allowances of $1,158 and $2,024, respectively	25,752	39,427
Income taxes receivable	939	--
Inventories, net of reserves of $1,038 and $887, respectively	26,891	24,092
Deferred income taxes (Note 8)	12,647	13,389
Other current assets	8,677	7,803
Total current assets	102,900	103,379
Property, plant and equipment, net (Note 6)	691,117	660,450
Real estate held for sale and investment	159,177	147,172
Deferred charges and other assets	29,089	26,195
Notes receivable	10,881	3,425
Intangible assets, net (Note 6)	194,964	194,860
Total assets	$1,188,128	$1,135,481

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 6)	$ 129,150	$ 111,119
Income taxes payable (Note 8)	--	2,645
Long-term debt due within one year (Note 5)	1,746	2,037
Total current liabilities	130,896	115,801
Long-term debt (Note 5)	386,634	392,198
Other long-term liabilities	61,178	58,829
Deferred income taxes (Note 8)	91,590	84,898
Commitments and contingencies (Note 10)	--	--
Minority interest in net assets of consolidated joint ventures	21,081	7,394
Stockholders' equity (Note 13):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,681,391 and 27,182,123 shares issued and outstanding as of July 31, 2001 and 2000, respectively	277	272
Additional paid-in capital	411,860	404,799
Deferred compensation	(474)	(165)
Retained earnings	85,012	71,381
Total stockholders' equity	496,749	476,361
Total liabilities and stockholders' equity	$1,188,128	$1,135,481

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	July 31,
	2001	2000	1999
	------- (As Restated) -------
Net revenues:
Resort	$512,306	$488,436	$424,647
Real estate	28,200	48,660	36,878
Technology	3,274	1,960	--
Total net revenues	543,780	539,056	461,525
Operating expenses:
Resort	403,529	386,030	346,936
Real estate	22,971	42,066	34,386
Technology	3,801	1,676	--
Depreciation and amortization	65,478	61,748	53,569
Total operating expenses	495,779	491,520	434,891
Income from operations	48,001	47,536	26,634
Other income (expense):
Resort equity investment income	1,514	2,713	2,413
Real estate equity investment income	7,043	3,024	7,034
Technology equity investment loss	(1,245)	--	--
Investment income	2,547	1,843	1,624
Interest expense	(32,093)	(35,162)	(25,149)
Gain (loss) on disposal of fixed assets	(143)	(104)	3,283
Other income (expense)	(38)	32	63
Minority interest in income of consolidated joint ventures	(785)	(713)	(1,448)
Income before provision for income taxes	24,801	19,169	14,454
Provision for income taxes (Note 8)	(11,170)	(8,807)	(5,594)
Net income	$ 13,631	$ 10,362	$ 8,860

Net income per common share (Note 4):
Basic	$ 0.39	$ 0.30	$ 0.26
Diluted	$ 0.39	$ 0.30	$ 0.25

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders' Equity
	---------------------------------------------- (As Restated) ---------------------------------------------
	Shares
	Class A	Common	Total	Amount
Balance, July 31, 1998	7,639,834	26,817,346	34,457,180	$ 345	$ 402,452	$ (758)	$ 52,159	$ 454,198
Net Income	--	--	--	--	--	--	8,860	8,860
Amortization of deferred compensation	--	--	--	--	--	334	--	334
Issuance of shares pursuant to options exercised and issuance of restricted stock (Note 12)	--	75,555	75,555	--	677	--	--	677
Tax effect of stock option exercises	--	--	--	--	435	--	--	435
Shares of Class A Common Stock converted to Common Stock (Note 12)	(200,000)	200,000	--	--	--	--	--	--
Balance, July 31, 1999	7,439,834	27,092,901	34,532,735	$ 345	$ 403,564	$ (424)	$ 61,019	$ 464,504
Net Income	--	--	--	--	--	--	10,362	10,362
Amortization of deferred compensation	--	--	--	--	--	259	--	259
Issuance of shares pursuant to options exercised and the issuance of restricted stock (Note 12)	--	48,809	48,809	--	163	--	--	163
Tax effect of stock option exercises	--	--	--	--	183	--	--	183
Issuance of shares in purchase of technology company	--	40,413	40,413	1	889	--	--	890
Balance, July 31, 2000	7,439,834	27,182,123	34,621,957	$ 346	$ 404,799	$ (165)	$ 71,381	$ 476,361
Net Income	--	--	--	--	--	--	13,631	13,631
Amortization of deferred compensation	--	--	--	--	--	387	--	387
Issuance of shares pursuant to options exercised and the issuance of restricted stock (Note 12)	--	499,268	499,268	5	4,319	--	--	4,324
Tax effect of stock option exercises	--	--	--	--	2,046	--	--	2,046
Restricted stock granted	--	--	--	--	696	(696)	--	--
Balance, July 31, 2001	7,439,834	27,681,391	35,121,225	$ 351	$ 411,860	$ (474)	$ 85,012	$ 496,749

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2001	2000	1999
	------- (As Restated) -------
Cash flows from operating activities:
Net income	$ 13,631	$ 10,362	$ 8,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,478	61,748	53,569
Non-cash cost of real estate sales	7,687	27,402	23,779
Non-cash compensation related to stock grants (Note 12)	387	259	334
Non-cash equity income	(7,312)	(5,737)	(9,447)
Other non-cash equity income	(569)	(1,440)	(1,416)
Deferred financing costs amortized	1,772	1,734	742
(Gain) loss on disposal of fixed assets	143	104	(3,283)
Deferred income taxes, net (Note 8)	5,790	4,839	4,694
Tax benefit related to issuance of stock options	2,046	183	435
Minority interest in net income of consolidated joint ventures	785	713	1,448
Changes in assets and liabilities:
Restricted cash	(9,462)	(2,825)	(876)
Accounts receivable, net	13,675	(9,777)	(1,465)
Notes receivable, net	--	(2,045)	(8)
Inventories	(2,799)	(1,287)	(6,554)
Accounts payable and accrued expenses	16,955	16,017	21,496
Income taxes receivable/payable	(3,584)	1,012	(606)
Other assets and liabilities	3,124	8,742	3,824
Net cash provided by operating activities	107,747	110,004	95,526
Cash flows from investing activities:
Cash paid in resort acquisition, net of cash acquired	--	--	(48,360)
Cash paid in hotel acquisitions, net of cash acquired	(16,927)	--	(33,800)
Cash paid by consolidated joint venture in acquisition of retail operations	--	--	(10,516)
Cash paid in other acquisitions	(2,547)	--	(8,600)
Investments in joint ventures	(4,795)	(4,106)	(5,012)
Distributions from joint ventures	20,681	5,156	10,449
Loans provided to equity investees	(7,400)	--	--
Capital expenditures	(57,814)	(76,656)	(65,168)
Investments in real estate	(39,172)	(40,410)	(32,980)
Cash received from disposal of fixed assets	546	2,063	--
Net cash used in investing activities	(107,428)	(113,953)	(193,987)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,324	163	677
Payment of financing costs	--	(619)	(8,099)
Proceeds from cancellation of swap agreements	1,076	--	--
Proceeds from borrowings under long-term debt	224,071	204,572	413,289
Payments on long-term debt	(229,926)	(209,648)	(302,470)
Net cash provided by (used in) financing activities	(455)	(5,532)	103,397
Net increase (decrease) in cash and cash equivalents	(136)	(9,481)	4,936
Cash and cash equivalents:
Beginning of period	8,821	18,302	13,366
End of period	$ 8,685	$ 8,821	$ 18,302

Cash paid for interest, net of amounts capitalized	$ 29,738	$ 35,470	$ 21,022
Taxes paid, net of refunds received	$ 6,780	$ 2,768	$ 850

Supplemental schedule of non-cash transactions
Land contribution in formation of Ritz JV	$ 3,438	$ --	$ --
Note issued in purchase of ERP software	--	1,126	--
Stock issue in acquisition of technology company	--	40,413	--
Note issued for reservoir facilities	--	--	3,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1. Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. The Company operates in three business segments: Resort, Real Estate, and Technology. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four world-class skiing facilities on Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In addition to the ski resorts, Vail Associates owns GTLC, which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. The Company also owns a 51% interest in SRL&S located near Jackson, Wyoming. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Technology segment is engaged in the development and sale of technology-based products and services for the hospitality and resort industries, and includes the operations of Resort Technology Partners, LLC ("RTP"), a 51%-owned joint venture, and Lowther Ltd., a 49%-owned equity-method investee. The Company's resort businesses are seasonal in nature. The Company's ski resort businesses and related amenities typically have operating seasons from late October through late April; the Company's operations at GTLC generally run from mid-May through mid-October. SRL&S operates year-round.

2. Restatements and Prior Period Adjustments

In these restated consolidated financial statements, the Company revised its accounting for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. Under the new accounting method, the Company will recognize the initiation fee as revenue over the life of the club facilities, which the Company has currently estimated to be 30 years. For clubs under construction, recognition does not commence until the club is ready for use by the members. The Company had previously announced that it would recognize the initiation fee as revenue over 12 years, which is the period over which the club member who has made such payment is expected to remain a member in the club. However, after further analysis of the issue and after seeking the guidance of and having discussions with the SEC accounting staff, the Company decided to recognize the initiation fee over the estimated life of the club, assumed to be the depreciable life of the club facilities. Historically, the Company had recognized the revenue from the initiation fee immediately or upon the completion of certain milestones, whichever was later.

In addition, several additional adjustments are reflected in these restated consolidated financial statements. Certain of the adjustments dealt with the balance sheet display of restricted stock grants and the income statement classification of equity income from unconsolidated subsidiaries. These adjustments had no impact on net income. Certain other of the adjustments were changes in the liability amounts for worker's compensation, medical claims, and legal liability. Below is a more detailed discussion of the changes in the workers' compensation and medical claims liabilities. The Company reclassified to fixed assets and subsequently recorded depreciation on items previously recorded as a contra-liability, and reduced a deposit liability to its present value with a resulting offset to deferred revenue to conform with current club initiation revenue recognition. The Company also made certain adjustments to record its equity losses with respect to its employee housing joint ventures. The statement of cash flows and the statement of shareholders' equity included in this Amended 10-K reflect reconciling adjustments to conform to adjustments made in the statement of operations and balance sheet.

Workers' compensation: During the course of the re-audit of fiscal 1999 through 2001, it was noted that the Company's estimates for workers' compensation liability did not appropriately consider the entire estimated cost of the claim, nor did the liability calculation include an estimate for claims incurred, but not yet reported. While the Company's policy with respect to workers' compensation specified that the liability should include such estimates, the Company's procedures in place at the time failed to ensure that it was properly calculated. As such, the restated financial statements included herein reflect adjustments to appropriately report the Company's total estimated liability with respect to its workers' compensation claims for each year presented. In addition, the Company has now put in place appropriate procedures to ensure that the workers' compensation liability calculations and the Company's financial statements properly reflect the Company's total potential liability with respect to this area.

Medical claims: The Company has not historically recorded a liability with respect to medical claims incurred but not yet reported, nor did the Company have an adequate policy in place to do so. The accompanying restated financial statements reflect an adjustment to record an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. In addition, the Company now has in place policies and procedures to ensure that estimates for medical claims incurred but not yet reported are appropriately calculated and recorded in the Company's financial statements.

The total impact of the restatement and prior period adjustments (in thousands) included in this filing as compared to the previously reported financial statements in the Original 10-K is summarized below (only line items that were impacted are presented):

Statement of Operations:

	Year Ended July 31, 2001			Year Ended July 31, 2000			Year Ended July 31, 1999
	Previously Reported	As Restated	Percent Change	Previously Reported	As Restated	Percent Change	Previously Reported	As Restated	Percent Change
Resort revenue	$ 520,762	$512,306	(1.6)%	$ 499,415	$ 488,436	(2.2)%	$ 431,788	$ 424,647	(1.7)%
Real estate revenue	35,243	28,200	(20.0)%	51,684	48,660	(5.9)%	43,912	36,878	(16.0)%
Total revenue	559,279	543,780	(2.8)%	553,059	539,056	(2.5)%	475,700	461,525	(3.0)%

Resort expense	402,662	403,529	0.2%	386,637	386,030	(0.2)%	345,687	346,936	0.4%
Technology expense	5,046	3,801	(24.7)%	1,676	1,676	0.0%	--	--	0.0%
Depreciation and amortization	65,167	65,478	0.5%	61,435	61,748	0.5%	53,256	53,569	0.6%
Total operating expense	495,846	495,779	(0.0)%	491,814	491,520	(0.1)%	433,329	434,891	0.4%

Income from operations	63,433	48,001	(24.3)%	61,245	47,536	(22.4)%	42,371	26,634	(37.1)%

Resort equity investment income	--	1,514	100.0%	--	2,713	100.0%	--	2,413	100.0%
Real estate equity investment income	--	7,043	100.0%	--	3,024	100.0%	--	7,034	100.0%
Technology equity investment loss	--	(1,245)	(100.0)%	--	--	0.0%	--	--	0.0%
Interest expense	(32,034)	(32,093)	0.2%	(35,108)	(35,162)	0.2%	(25,099)	(25,149)	0.2%

Income before provision for income taxes	32,980	24,801	(24.8)%	27,195	19,169	(29.5)%	20,794	14,454	(30.5)%

Provision for income taxes	(14,280)	(11,170)	(21.8)%	(11,857)	(8,807)	(25.7)%	(8,003)	(5,594)	(30.1)%

Net income	$ 18,700	$ 13,631	(27.1)%	$ 15,338	$ 10,362	(32.4)%	$ 12,791	$ 8,860	(30.7)%

Basic earnings per common share	$ 0.54	$ 0.39	(27.8)%	$ 0.44	$ 0.30	(31.8)%	$ 0.37	$ 0.26	(29.7)%
Diluted earnings per common share	$ 0.53	$ 0.39	(26.4)%	$ 0.44	$ 0.30	(31.8)%	$ 0.37	$ 0.25	(32.4)%

Balance Sheet:

	As of July 31, 2001			As of July 31, 2000
	Previously Reported	As Restated	Percent Change	Previously Reported	As Restated	Percent Change
Deferred tax asset	$ 9,206	$ 12,647	37.4%	$ 10,364	$ 13,389	29.2%
Total current assets	99,459	102,900	3.5%	100,354	103,379	3.0%

Property, plant, and equipment, net	680,272	691,117	1.6%	654,049	660,450	1.0%
Deferred charges and other assets	36,212	29,089	(19.7)%	27,958	26,195	(6.3)%
Total assets	1,180,965	1,188,128	0.6%	1,127,818	1,135,481	0.7%

Accounts payable and accrued expenses	122,440	129,150	5.5%	105,502	111,119	5.3%
Total current liabilities	124,186	130,896	5.4%	110,184	115,801	5.1%

Other long-term liabilities	27,931	61,178	119.0%	31,710	58,829	85.5%
Deferred income taxes	101,962	91,590	(10.2)%	92,577	84,898	(8.3)%

Additional paid-in capital	411,275	411,860	0.1%	404,564	404,799	0.1%
Deferred compensation	--	(474)	(100.0)%	--	(165)	(100.0)%
Retained earnings	107,545	85,012	(21.0)%	88,845	71,381	(19.7)%
Total stockholders' equity	519,171	496,749	(4.3)%	493,755	476,361	(3.5)%

Total liabilities and stockholders' equity	$ 1,180,965	$ 1,188,128	0.6%	$ 1,127,818	$ 1,135,481	0.7%

3. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash--Restricted cash represents amounts held as reserves for self-insured worker's compensation claims, owner and guest advance deposits held in escrow for lodging reservations, advance deposits held in escrow for real estate sales and compensating balances on the Company's depository accounts. Pursuant to the Company's compensating balance agreements, the balances maintained in these accounts are higher during the Company's ski season than at other times during the year.

Inventories--The Company's inventories consist primarily of purchased retail goods, food and beverage items, and spare parts. Inventories are stated at the lower of cost or fair value, determined using primarily an average weighted cost method. The Company records a reserve for anticipated shrinkage and obsolete or unusable inventory.

Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Routine repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related equipment or extend the useful life are capitalized. When property, plant, and equipment are retired or otherwise disposed of, the related gain or loss is included in other income. Depreciation is calculated on the straight-line method based on the following useful lives:

Estimated Life
in Years

Land improvements	40
Buildings and terminals	30-40
Ski lifts	15
Machinery, equipment, furniture and fixtures	1-12
Automobiles and trucks	3-5

Ski trails are depreciated over the life of the respective United States Forest Service permits.

No interest was capitalized during fiscal 2001 and 1999 for non-real estate capital projects. Interest capitalized on non-real estate projects during fiscal 2000 was $0.9 million.

Real Estate Held for Sale--The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 2001, 2000 and 1999 totaled $1.3 million, $0.2 million and $0.2 million, respectively.

The Company is a member in the Keystone JV, which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in the Keystone JV, including the Company's equity earnings from the inception of the Keystone JV, is reported as real estate held for sale in the accompanying consolidated balance sheets as of July 31, 2001 and 2000. The Company recorded $7.0 million, $3.1 million and $7.0 million in equity income for the fiscal years ended July 31, 2001, 2000 and 1999 respectively, related to the Keystone JV.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective original lives of the applicable debt issues.

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million maturing in December 2002. In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain was deferred and is being recognized over the life of the original related debt, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7 ("EITF"), "Termination of Interest Rate Swaps". As of July 31, 2001, the Company has recognized $0.5 million of the total gain related to the cancellation of the Swap Agreements.

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

Excess reorganization value	20 years
Goodwill	5-40 years
Trademarks	40 years
Other intangibles	2-40 years

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

Revenue Recognition--Resort revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, club management, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as products are delivered or services are performed. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the receivable is subject to subordination until such time as all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract. Revenues from club initiation fees are recognized over the estimated life of the club facilities.

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

Deferred Revenue-- In addition to deferring certain revenues related to the Real Estate segment, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary. As a result of the revision in accounting discussed in Note 2, the Company also records deferred revenue related to the initiation fees collected in association with the Company's private membership clubs, which are then recognized over the estimated life of the club facilities.

Reserve Estimates. The Company uses estimates to record reserves for certain liabilities, including medical claims and workers' compensation (for both of which the Company is self-insured), legal liabilities and liabilities for the completion of real estate sold by the Company, among other items. The Company estimates the total potential costs related to these liabilities that will be incurred, and records that amount as a liability in its financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

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

Income Taxes--The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheet and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. (See Note 8).

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

Stock Compensation-- The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made as if the fair value-based method of accounting prescribed in SFAS No. 123 had been applied to those transactions. The Company applies the provisions of SFAS No. 123 and related interpretations to stock-based compensation arrangements with non-employees (see Note 12).

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

New Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and was required to be adopted concurrently with SFAS No. 133. The Company does not currently engage in significant hedging activities and therefore the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted the provisions of SFAS No. 142 as of August 1, 2001 and was therefore required to have completed the first "step" of its goodwill impairment testing by the end of its second fiscal quarter of 2002 and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter of 2002. As a result of the completion of the second "step" of its goodwill impairment testing, the goodwill associated with the Village at Breckenridge was found to be impaired. In addition, pursuant to SFAS No. 142, the Company is no longer amortizing goodwill and its intangible assets that carry indefinite lives, and will therefore not incur approximately $1.9 million per quarter in amortization expense on a prospective basis. Prior to adoption of SFAS No. 142, the Company incurred amortization expense of $9.9 million for the year ended July 31, 2001. If SFAS No. 142 had been applied during the prior periods, net income, as adjusted for the exclusion of amortization expense, would have been $21.2 million for the year ended July 31, 2001. Similarly, basic and diluted EPS, as adjusted for the exclusion of amortization expense, would have been $0.61 for the year ended July 31, 2001. See Note 18, Subsequent Events, for additional information regarding the Company's adoption of SFAS No. 142.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not had any exit or disposal activities falling under the scope of SFAS No. 146, and therefore its adoption did not have a material impact on its financial position or results of operations.

4. Net Income Per Common Share

SFAS No. 128, "Earnings Per Share", establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

	Fiscal Year Ended
	July 31,
	2001		2000		1999
	--------------- (As Restated) ---------------
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share:
Net income	$ 13,631	$ 13,631	$ 10,362	$ 10,362	$ 8,860	$ 8,860

Weighted-average shares outstanding	34,910	34,910	34,599	34,599	34,562	34,562
Effect of dilutive securities	--	213	--	180	--	233
Total shares	34,910	35,123	34,599	34,779	34,562	34,795
Net income per common share	$ 0.39	$ 0.39	$ 0.30	$ 0.30	$ 0.26	$ 0.25

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 1,214,000, 2,371,000 and 1,184,000, in 2001, 2000 and 1999, respectively. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective fiscal years.

5. Long-Term Debt

Long-term debt as of July 31, 2001 and 2000 is summarized as follows (in thousands):

	(e)	July 31,
	Maturity	2001	2000

Industrial Development Bonds (a)	2003-2020	$ 63,200	$ 63,200
Revolving Credit Facilities (b)	2003	121,400	126,000
Senior Subordinated Notes (c)	2009	200,000	200,000
Other (d)	2001-2029	3,780	5,035
		388,380	394,235
Less: Current Maturities		1,746	2,037
		$386,634	$392,198

(a)

The Company has $41.2 million of outstanding Industrial Development Bonds (the "Industrial Development Bonds") issued by Eagle County, Colorado that mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. The Industrial Development Bonds issued by Eagle County are collateralized by a multi-party agreement regarding Forest Service Special Use Permits among the Forest Service, the Trustee (US Bank), and the Company with respect to Vail Mountain and Beaver Creek Mountain special use permits. In addition, the Company has outstanding two series of refunding bonds. The Series 1990 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $19.0 million, which matures in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds have an aggregate outstanding principal amount of $3 million and bear interest at 7.125% for bonds maturing in 2002 and 7.375% for bonds maturing in 2010. The Promissory Note between Summit County and the Company is pledged and endorsed to The Bank of New York as Trustee under the Indenture of Trust. The Promissory Note is also collateralized in accordance with a Guaranty from Ralston Purina Company (subsequently assumed by The Vail Corporation) to the Trustee for the benefit of the registered owners of the Bonds.

(b)

The Company's credit facilities consist of a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $450 million. Borrowings under the Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR (3.75% at July 31, 2001) plus a margin ranging from 0.75% to 2.25% or (ii) the agent's prime lending rate, (6.75% at July 31, 2001) plus a margin of up to 0.75%. The Company also pays a quarterly unused commitment fee ranging from 0.20% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Resort EBITDA (as defined in the underlying Credit Facility, which differs from the definition of Resort EBITDA used elsewhere in this filing). The Credit Facility matures on December 19, 2002. The Credit Facility is jointly and severally guaranteed by each of the Company's Restricted Subsidiaries, as defined in the Credit Facility agreement. The Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the funded debt to adjusted EBITDA (as defined), senior debt to adjusted EBITDA, minimum fixed charge coverage ratio, minimum net worth and the interest coverage ratio.

On December 30, 1998, SSV established a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $20 million. On October 15, 1999, the SSV Facility was amended to increase the aggregate principal amount to $25 million. The amended SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The principal amount outstanding on the Tranche B term loan was $7.5 million at July 31, 2001. Future minimum amortization under the Tranche B term loan facility is $1.0 million each year during the fiscal years 2002 and 2003, and $5.5 million in 2004. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility. The SSV Facility is guaranteed by the Vail Corporation.

(c)

The Company has outstanding $200 million of Senior Subordinated Notes (the "Notes"). The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by all of the Company's consolidated subsidiaries designated as Guarantors, as defined in the terms of the Notes.

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

6.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2001	2000
	---- (As Restated) ----
Land and land improvements	$ 164,950	$ 156,936
Buildings and terminals	367,462	320,589
Machinery and equipment	278,118	245,381
Automobiles and trucks	16,519	15,270
Furniture and fixtures	72,827	61,372
Construction in progress	21,343	37,412
	921,219	836,960
Accumulated depreciation	(230,102)	(176,510)
Property, plant and equipment, net	$ 691,117	$ 660,450

Depreciation expense for the fiscal years ended July 31, 2001, 2000 and 1999 totaled $55.6 million, $52.1 million and $43.8 million, respectively.

The composition of intangible assets follows:

	July 31,
	2001	2000

Trademarks	$ 42,741	$ 42,721
Other intangible assets	54,296	44,521
Goodwill	151,374	146,262
Excess reorganization value (See Note 3)	24,594	24,594
	273,005	258,098
Accumulated amortization	(78,041)	(63,238)
	$194,964	$194,860

Amortization expense for the fiscal years ended July 31, 2001, 2000 and 1999 totaled $9.9 million, $9.6 million and $9.8 million, respectively.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2001	2000
	----(As Restated)----

Trade payables	$ 41,880	$ 37,048
Deferred revenue	23,952	19,462
Deposits	13,501	9,889
Accrued salaries and wages	18,478	16,143
Self insurance reserves (medical and worker's comp)	9,925	8,474
Accrued interest	5,323	5,885
Property taxes	4,579	5,731
Liability to complete real estate sold, short term	5,723	1,232
Other accruals	5,789	7,255
	$129,150	$111,119

7. Retirement and Profit Sharing Plans

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

8.  Income Taxes

At July 31, 2001, the Company has total federal net operating loss ("NOL") carryovers of approximately $238 million for income tax purposes that expire in the calendar years 2004 through 2008. The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through October 8, 2007 (Section 382 amount). Consequently, the accompanying financial statements and table of deferred items only recognize benefits related to the NOLs to the extent that the Section 382 amount is potentially recoverable. NOL carryovers of approximately $16.5 million were utilized during the current year to offset taxable income in the current year.

At July 31, 2001 the Company has approximately $6.5 million in unused minimum tax credit carryovers. The majority of these tax credits have an unlimited carryforward period.

Management has determined that it is more likely than not that a portion of the deferred tax assets may not be realized. Accordingly, a valuation allowance for the deferred tax asset has been established.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2001 and 2000 are as follows (in thousands):

	July 31,
	2001	2000
	---(As Restated)---
Deferred income tax liabilities:
Fixed assets	$ 88,207	$ 85,682
Intangible assets	18,944	17,324
Other, net	5,692	3,366
Total	112,843	106,372
Deferred income tax assets:
Accrued expenses	6,889	6,663
Net operating loss carryforwards	5,294	11,090
Minimum and other tax credits	6,474	5,351
Deferred membership revenue	11,127	8,437
Other, net	5,157	4,377
Total	34,941	35,918
Valuation allowance for deferred income taxes	(1,041)	(1,055)
Deferred income tax assets, net of valuation allowance	33,900	34,863
Net deferred income tax liability	$ 78,943	$ 71,509

The net current and non-current components of deferred income taxes recognized in the July 31, 2001 and 2000 balance sheets are as follows (in thousands):

	July 31,
	2001	2000
	---(As Restated)---
Net current deferred income tax asset	$ 12,647	$ 13,389
Net non-current deferred income tax liability	91,590	84,898
Net deferred income tax liability	$ 78,943	$ 71,509

Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	July 31,
	2001	2000	1999
	-------(As Restated)-------
Current:
Federal	$ 2,551	$ 2,381	$ 255
State	783	1,404	210
Total current	3,334	3,785	465
Deferred:
Federal	6,332	4,384	5,661
State	(542)	455	(967)
Total deferred	5,790	4,839	4,694
Tax benefit related to exercise of stock options and issuance of restricted stock	2,046	183	435
	$ 11,170	$ 8,807	$ 5,594

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	Fiscal Year Ended
	July 31,
	2001	2000	1999
	------(As Restated)------
At U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.9%	3.0%	3.5%
Benefit of state tax reduction	(0.8%)	--	(5.4%)
Goodwill and Excess Reorganization Value amortization	4.8%	6.2%	5.3%
Other	3.1%	1.7%	0.3%
	45.0%	45.9%	38.7%

9. Related Party Transactions

Resort operating expense includes an annual fee for management services provided by Apollo Advisors, an affiliate of the majority holder of the Company's Class A Common Stock. This fee is generally settled partly in cash and partly in services rendered by the Company to Apollo Advisors and its affiliates. The fee for the years ended July 31, 2001, 2000 and 1999 was $500,000 each year. At July 31, 2001 and 2000 the Company's liability with respect to this arrangement was $0.4 million and $0.5 million respectively.

Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("Resort Company"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. During fiscal years 1991 through 2001, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during the years ended July 31, 2001, 2000 and 1999 totaled $6.6 million, $5.7 million and $5.2 million, respectively. At July 31, 2001 and 2000 the Company had a receivable with respect to this arrangement of $0.0 million and $0.5 million.

In 1991, the Company loaned to Andrew P. Daly, the Company's President, $300,000, $150,000 of which bears interest at 9% per annum and the remainder of which is non-interest bearing. The principal sum plus accrued interest is due no later than October 1, 2003, or, if earlier, the first anniversary of the date on which Mr. Daly's employment agreement with the Company is terminated for any reason other than (i) by Vail without "cause" or (ii) by Mr. Daly for "good reason", as defined in the employment agreement. The proceeds of the loan were used to finance the purchase and improvement of real property. The loan is collateralized by a deed of trust on such property.

In 1995, the spouse of Andrew P. Daly, the Company's President, received financial terms more favorable than those available to the general public in connection with her purchase of a homesite at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, the contract provides for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under a promissory note of $438,750. Mrs. Daly's note is collateralized by a first deed of trust and amortized over 25 years at a rate of 8% per annum interest, with a balloon payment due on the earlier of December 30, 2006 or one year from the date Mr. Daly's employment with the Company is terminated.

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

In November 2000, the Company invested in the purchase of a primary residence in the Vail Valley for Martin White, Senior Vice President, Marketing for the Company. The Company contributed $600,000 towards the purchase price of the residence and thereby obtained an approximate 37.5% undivided ownership interest in such residence. In addition, the Company has agreed to fund certain future improvements to the property, not to exceed 50% of the fair value of the property. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. White's termination of employment from the Company.

In February 2001, the Company invested in the purchase of a primary residence in Breckenridge, Colorado for Roger McCarthy, Chief Operating Officer for Breckenridge. The Company contributed $400,000 towards the purchase price of the residence and thereby obtained an approximate 40% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. McCarthy's termination of employment from the Company.

10. Commitments and Contingencies

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

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. Each entity has issued interest only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in the aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The proceeds of the Housing Bonds were used to construct the housing facilities. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to use a certain percentage of the units in the housing facilities to provide seasonal housing for its employees in return for a rental payment. In aggregate, the Company paid rents of $6.5 million, $2.8 million and $775,000 to the four entities for the fiscal years ended July 31, 2001, 2000 and 1999, respectively.

At July 31, 2001, the Company had various other letters of credit outstanding in the aggregate amount of $21.2 million.

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

The Company is self-insured for medical and worker's compensation. The self-insurance liability related to worker's compensation is determined actuarially based on claims filed. The self-insurance liability related to medical claims includes an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. The amounts related to these claims are included as a component of accounts payable and accrued expenses as noted in Note 6. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded from ultimate claims payments will be reflected in operations in the period in which such adjustments are known.

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

Future minimum lease payments under these leases as of July 31, 2001 are as follows (in thousands):

2002	$ 7,950
2003	7,003
2004	5,006
2005	4,531
2006	4,492
Thereafter	22,699
Total	$ 51,681

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

11. Segment Information

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

The Company evaluates performance and allocates resources to its segments based on operating revenue and earnings or losses before income taxes, depreciation, amortization, investment income, interest expense, gains or losses on asset disposals, and the elimination of minority interests ("EBITDA"). Resort EBITDA consists of net resort revenue plus resort equity investment income less resort operating expense. Real estate EBITDA consists of net real estate revenue plus real estate equity investment income less real estate operating expense. Technology EBITDA consists of net technology revenue plus technology equity investment income less technology operating expense. Assets are not allocated to segments, except as shown in the table below, or used to evaluate performance or allocate resources to the segments. The accounting policies specific to each segment are the same as those described in the Summary of Significant Accounting Policies (Note 3).

Following is key financial information by reportable segment and is used by management in evaluating performance and allocating resources:

	Fiscal Year Ended
	July 31,
	2001	2000	1999
	-------(As Restated)-------
Net revenue:
Resort	$512,306	$488,436	$424,647
Real estate	28,200	48,660	36,878
Technology	3,274	1,960	--
	$543,780	$539,056	$461,525
Equity investment income/(loss):
Resort	$ 1,514	$ 2,713	$ 2,413
Real estate	7,043	3,024	7,034
Technology	(1,245)	--	--
	$ 7,312	$ 5,737	$ 9,447
EBITDA:
Resort	$110,291	$105,119	$ 80,124
Real estate	12,272	9,618	9,526
Technology	(1,772)	284	--
	$120,791	$115,021	$ 89,650
Capital expenditures:
Resort & technology	$ 57,814	$ 76,656	$ 65,168
Real estate	39,172	40,410	32,980
	$ 96,986	$117,066	$ 98,148
Identifiable assets:
Resort & technology	$691,117	$660,450	$616,732
Real estate	159,177	147,172	152,508
	$850,294	$807,622	$769,240

Reconciliation to consolidated income before provision for income taxes:
Resort EBITDA	$110,291	$105,119	$ 80,124
Real estate EBITDA	12,272	9,618	9,526
Technology EBITDA	(1,772)	284	--
Total EBITDA	120,791	115,021	89,650
Depreciation and amortization expense	(65,478)	(61,748)	(53,569)
Other income (expense):
Investment income	2,547	1,843	1,624
Interest expense	(32,093)	(35,162)	(25,149)
Gain (loss) on disposal of fixed assets	(143)	(104)	3,283
Other income (expense)	(38)	32	63
Minority interest in net income of consolidated joint venture	(785)	(713)	(1,448)
Income before provision for income taxes	$ 24,801	$ 19,169	$ 14,454

12.  Stock Compensation Plans

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

	July 31,
	2001	2000	1999
	-------(As Restated)-------
Net Income
As reported	$13,631	$10,362	$ 8,860
Pro forma	9,897	6,594	5,996

Basic net income per common share
As reported	$ 0.39	$ 0.30	$ 0.26
Pro forma	0.28	0.19	0.17

Diluted net income per common share
As reported	$ 0.39	$ 0.30	$ 0.25
Pro forma	0.28	0.19	0.17

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for each year, expected volatility of 35.9%, 39.9% and 40.7%; risk-free interest rates of 5.99%, 6.03% and 4.89%; and an expected life of 5 years for each year. A summary of the status of the Company's three fixed stock option plans as of July 31, 2001, 2000 and 1999 and changes during the years ended July 31, 2001, 2000 and 1999 is presented below (in thousands, except per share amounts):

	Shares Subject to	Weighted Average Exercise Price
Fixed Options	Option	Per Share

Balance at July 31, 1998	1,837	$ 17.80
Granted	688	23.24
Exercised	(67)	10.07
Forfeited	(79)	21.82
Balance at July 31, 1999	2,379	$ 19.65
Granted	766	19.61
Exercised	(36)	8.82
Forfeited	(123)	23.24
Balance at July 31, 2000	2,986	$ 19.54
Granted	714	19.22
Exercised	(490)	9.16
Forfeited	(172)	21.83
Balance at July 31, 2001	3,038	$ 21.24

The following table summarizes information about fixed stock options outstanding at July 31, 2001, 2000 and 1999 (in thousands, except per share and life amounts):

	Options Outstanding			Options Exercisable
Exercise Price Range Per	Shares	Weighted-Average Remaining Contractual Life Per	Weighted-Average Exercise Price Per	Shares	Weighted-Average Exercise Price Per
Share	Outstanding	Share	Share	Exercisable	Share
July 31, 2001:
$ 6-11	89	2.9	$ 9.16	89	$ 9.16
16-20	1,608	7.7	19.62	658	19.55
>20-25	805	6.8	22.90	604	23.56
>25-29	536	7.2	25.59	386	25.74
$ 6-29	3,038	7.2	$ 21.24	1,737	$ 21.79
July 31, 2000:
$ 6-11	563	3.4	$ 8.86	548	$ 8.81
16-20	1,051	8.0	19.29	385	19.82
>20-25	1,223	7.9	23.73	551	24.01
>25-29	149	7.9	27.31	87	27.42
$ 6-29	2,986	7.1	$ 19.54	1,571	$ 17.87
July 31, 1999:
$ 6-11	599	4.4	$ 8.86	569	$ 8.76
16-20	549	7.9	19.63	243	20.00
>20-25	1,078	8.6	24.58	295	23.81
>25-29	153	8.9	27.26	42	27.48
$ 6-29	2,379	7.4	$ 19.65	1,149	$ 15.69

During fiscal years 2001, 1997 and 1996, the Company granted restricted stock to certain executives under the 1996 Plan. The aggregate number of shares granted totaled 36,375, 36,500 and 37,500 in fiscal 2001, 1997 and 1996, respectively. During fiscal 2001, 2000 and 1999 the Company issued 8,619, 13,176 and 8,195 shares of restricted stock, respectively. The shares vest and are issued in equal increments over periods ranging from three to five years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods.

13.  Capital Stock

The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock are entitled to elect a class of directors that constitutes two-thirds of the Board of Directors and holders of Common Stock elect another class of directors constituting one-third of the Board of Directors. At July 31, 2001 and 2000, one shareholder owned substantially all of the Class A Common Stock and, as a result, has effective control of the Company's Board of Directors. The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders. A block of 200,000 shares of Class A Common stock was converted to Common Stock during fiscal 1999 as they were sold to a non-affiliated company of the prior holder. There were no shares of Class A Common Stock converted to Common Stock during fiscal 2001 and 2000.

14.  Selected Quarterly Financial Data (Unaudited--In thousands, except per share amounts)

	Fiscal 2001
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2001	2001	2001	2001	2000
	---------------------(As Restated)---------------------

Resort revenue	$512,306	$ 58,466	$219,075	$ 178,007	$ 56,758
Real estate revenue	28,200	2,999	6,414	9,811	8,976
Technology revenue	3,274	1,185	686	660	743
Total revenue	543,780	62,650	226,175	188,478	66,477
Income (loss) from operations	48,001	(36,498)	79,948	37,986	(33,435)
Net income (loss)	13,631	(19,094)	40,798	15,561	(23,634)
Basic net income (loss) per common share	0.39	(0.54)	1.17	0.44	(0.68)
Diluted net income (loss) per common share	$ 0.39	$ (0.54)	$ 1.17	$ 0.44	$ (0.68)

	Fiscal 2000
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2000	2000	2000	2000	1999
	---------------------(As Restated)---------------------

Resort revenue	$488,436	$ 54,419	$222,279	$ 155,669	$ 56,069
Real estate revenue	48,660	11,913	26,028	1,749	8,970
Technology revenue	1,960	705	684	571	--
Total revenue	539,056	67,037	248,991	157,989	65,039
Income (loss) from operations	47,536	(29,950)	84,318	26,190	(33,022)
Net income (loss)	10,362	(16,956)	42,336	7,916	(22,934)
Basic net income (loss) per common share	0.30	(0.49)	1.22	0.23	(0.66)
Diluted net income (loss) per common share	$ 0.30	$ (0.49)	$ 1.22	$ 0.23	$ (0.66)

The total impact of the restatement and prior period adjustments (in thousands, except per share amounts) included in this filing on a quarterly basis as compared to the previously reported financial statements in the Original 10-K on a quarterly basis is summarized below (only line items that were impacted are presented):

	2001			2000
	Previously Reported	As Restated	Percent Change	Previously Reported	As Restated	Percent Change
Quarter ended October 31:
Resort revenue	$ 60,708	$ 56,758	(6.5)%	$ 56,859	$ 56,069	(1.4)%
Total revenue	70,427	66,477	(5.6)%	65,829	65,039	(1.2)%
Income (loss) from operations	(29,478)	(33,435)	13.4%	(32,232)	(33,022)	2.5%
Net income (loss)	(21,181)	(23,634)	11.6%	(22,444)	(22,934)	2.2%
Basic net income (loss) per common share	(0.61)	(0.68)	11.5%	(0.65)	(0.66)	1.5%
Diluted net income (loss) per common share	$ (0.61)	$ (0.68)	11.5%	$ (0.64)	$ (0.66)	3.1%

Quarter ended January 31:
Resort revenue	$ 178,926	$ 178,007	(0.5)%	$ 160,557	$ 155,669	(3.0)%
Total revenue	189,397	188,478	(0.5)%	162,877	157,989	(3.0)%
Income (loss) from operations	38,913	37,986	(2.4)%	31,078	26,190	(15.7)%
Net income (loss)	16,137	15,561	(3.6)%	10,947	7,916	(27.7)%
Basic net income (loss) per common share	0.46	0.44	(4.3)%	0.32	0.23	(28.1)%
Diluted net income (loss) per common share	$ 0.46	$ 0.44	(4.3)%	$ 0.31	$ 0.23	(25.8)%

Quarter ended April 30:
Resort revenue	$ 219,021	$ 219,075	0.0%	$ 223,077	$ 222,279	(0.4)%
Total revenue	226,120	226,175	0.0%	249,789	248,991	(0.3)%
Income (loss) from operations	79,907	79,948	0.1%	85,115	84,318	(0.9)%
Net income (loss)	40,769	40,798	0.1%	42,830	42,336	(1.2)%
Basic net income (loss) per common share	1.17	1.17	0.0%	1.24	1.22	(1.6)%
Diluted net income (loss) per common share	$ 1.16	$ 1.17	0.9%	$ 1.23	$ 1.22	(0.8)%

Quarter ended July 31:
Resort revenue	$ 62,107	$ 58,466	(5.9)%	$ 58,922	$ 54,419	(7.6)%
Real estate revenue	10,043	2,999	(70.1)%	14,937	11,913	(20.2)%
Total revenue	73,335	62,650	(14.6)%	74,564	67,037	(10.1)%
Income (loss) from operations	(25,909)	(36,498)	40.9%	(22,716)	(29,950)	31.8%
Net income (loss)	(17,025)	(19,094)	12.2%	(15,995)	(16,956)	6.0%
Basic net income (loss) per common share	(0.49)	(0.54)	10.2%	(0.46)	(0.49)	6.5%
Diluted net income (loss) per common share	$ (0.49)	$ (0.54)	10.2%	$ (0.46)	$ (0.49)	6.5%

15.  Guarantor Subsidiaries and Other Subsidiaries

The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 5), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Resort Technology Partners, LLC, RT Partners, Inc., SSV, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur") is presented separately as the Company owns less than 100% of this Guarantor Subsidiary. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of July 31, 2001 and 2000. Statements of operations and statements of cash flows data are presented for the years ended July 31 2001, 2000 and 1999.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting. Net income of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) subsidiaries. Net income of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries. The elimination entries eliminate investments in Non-Guarantor Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.

Supplemental Condensed Consolidating Balance Sheet
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Larkspur	Other Subsidiaries	Consolidating Entries	Consolidated
	For the Year Ended July 31, 2001
	-----------------------------------(As Restated) ------------------------------------
Current assets:
Cash and cash equivalents	$ --	$ 26,976	$ 35	$ 983	$ --	$ 27,994
Trade receivables	--	24,053	77	1,622		25,752
Taxes receivable	939	--	--	--	--	939
Inventories, net	--	8,771	140	17,980	--	26,891
Deferred income taxes	1,138	10,495	--	1,014	--	12,647
Other current assets	--	7,755	42	880	--	8,677
Total current assets	2,077	78,050	294	22,479	--	102,900
Property, plant and equipment, net	--	653,062	975	37,080	--	691,117
Real estate held for sale and investment	--	148,950	--	10,227	--	159,177
Deferred charges and other assets	5,750	23,259	--	80	--	29,089
Notes receivable, long-term	--	10,881	--	--	--	10,881
Intangible assets, net	--	180,179	--	14,785	--	194,964
Investments in subsidiaries and advances to (from) subsidiaries	694,159	(2,843)	--	(17,587)	(673,729)	--
Total assets	$ 701,986	$ 1,091,538	$ 1,269	$ 67,064	$ (673,729)	$ 1,188,128

Current liabilities:
Accounts payable and accrued expenses	$ 4,703	$ 111,342	$ 166	$ 12,939	$ --	$ 129,150
Long-term debt due within one year	--	746	--	1,000	--	1,746
Total current liabilities	4,703	112,088	166	13,939	--	130,896
Long-term debt	200,000	171,306	128	15,200	--	386,634
Other long-term liabilities	534	60,644	--	--	--	61,178
Deferred income taxes	--	91,590	--	--	--	91,590
Minority interest in net assets of consolidated joint ventures	--	4,465	--	16,616	--	21,081
Total stockholders' equity	496,749	651,445	975	21,309	(673,729)	496,749
Total liabilities and stockholders' equity	$ 701,986	$ 1,091,538	$ 1,269	$ 67,064	$ (673,729)	$ 1,188,128

	For the Year Ended July 31, 2000
	-----------------------------------(As Restated) ------------------------------------
Current assets:
Cash and cash equivalents	$ --	$ 18,301	$ 45	$ 322	$ --	$ 18,668
Trade receivables	200	38,534	57	636	--	39,427
Taxes receivable	--	--	--	--	--	--
Inventories, net	--	8,608	112	15,372	--	24,092
Deferred income taxes	1,134	12,255	--	--	--	13,389
Other current assets	--	7,122	--	681	--	7,803
Total current assets	1,334	84,820	214	17,011	--	103,379
Property, plant and equipment, net	--	647,834	1,124	11,492	--	660,450
Real estate held for sale and investment	--	141,538	--	5,634	--	147,172
Deferred charges and other assets	6,452	23,068	--	100	--	29,620
Intangible assets, net	--	182,492	--	12,368	--	194,860
Investments in subsidiaries and advances to (from) subsidiaries	674,276	$ (9,845)	521	(6,004)	(658,948)	--
Total assets	$ 682,062	$ 1,069,907	$ 1,859	$ 40,601	$ (658,948)	$ 1,135,481

Current liabilities:
Accounts payable and accrued expenses	$ 4,699	$ 95,349	$ 230	$ 10,841	$ --	$ 111,119
Income taxes payable	--	2,645	--	--	--	2,645
Long-term debt due within one year	--	1,037	--	1,000	--	2,037
Total current liabilities	4,699	99,031	230	11,841	--	115,801
Long-term debt	200,000	178,693	505	13,000	--	392,198
Other long-term liabilities	1,002	57,827	--	--	--	58,829
Deferred income taxes	--	84,898	--	--	--	84,898
Minority interest in net assets of consolidated joint ventures	--	100	--	7,294	--	7,394
Total stockholders' equity	476,361	649,358	1,124	8,466	(658,948)	476,361
Total liabilities and stockholders' equity	$ 682,062	$ 1,069,907	$ 1,859	$ 40,601	$ (658,948)	$ 1,135,481

Supplemental Condensed Consolidating Statement of Operations
(in thousands)

	Parent Company	100 % Owned Guarantor Subsidiaries	Larkspur	Other Subsidiaries	Consolidating Entries	Consolidated
	For the Year Ended July 31, 2001
	-----------------------------------(As Restated) ------------------------------------
Total revenues	$ --	$ 449,737	$ 2,913	$ 94,705	$ (3,575)	$ 543,780
Total operating expenses	1,723	404,311	3,197	90,123	(3,575)	495,779
Income (loss) from operations	(1,723)	45,426	(284)	4,582	--	48,001
Other expense	(18,219)	(10,133)	(16)	(1,359)	--	(29,727)
Resort equity investment income	--	1,514	--	--	--	1,514
Technology equity investment income	--	(1,245)	--	--	--	(1,245)
Real estate equity investment income	--	7,043	--	--	--	7,043
Minority interest in net income of consolidated joint ventures	--	404	--	(1,189)	--	(785)
Income (loss) before benefit (provision) for income taxes	(19,942)	43,009	(300)	2,034	--	24,801
Benefit (provision) for income taxes	8,635	(19,770)	--	(35)	--	(11,170)
Net income (loss) before equity in income of consolidated subsidiaries	(11,307)	23,239	(300)	1,999	--	13,631
Equity in income of consolidated subsidiaries	24,938	1,699	--	--	(26,637)	--
Net income (loss)	$ 13,631	$ 24,938	$ (300)	$ 1,999	$ (26,637)	$ 13,631

	For the Year Ended July 31, 2000
	-----------------------------------(As Restated) ------------------------------------
Total revenues	$ --	$ 460,900	$ 2,074	$ 78,713	$ (2,631)	$ 539,056
Total operating expenses	1,656	414,204	2,538	75,753	(2,631)	491,520
Income (loss) from operations	(1,656)	46,696	(464)	2,960	--	47,536
Other expense	(18,133)	(13,749)	(31)	(1,478)	--	(33,391)
Resort equity investment income	--	2,713	--	--	--	2,713
Technology equity investment income	--	--	--	--	--	--
Real estate equity investment income	--	3,024	--	--	--	3,024
Minority interest in net income of consolidated joint ventures	--	--	--	(713)	--	(713)
Income (loss) before benefit (provision) for income taxes	(19,789)	38,684	(495)	769	--	19,169
Benefit (provision) for income taxes	8,628	(17,435)	--	--	--	(8,807)
Net income (loss) before equity in income of consolidated subsidiaries	(11,161)	21,249	(495)	769	--	10,362
Equity in income of consolidated subsidiaries	21,523	274	--	--	(21,797)	--
Net income (loss)	$ 10,362	$ 21,523	$ (495)	$ 769	$ (21,797)	$ 10,362

	For the Year Ended July 31, 1999
	-------------------------------------(As Restated) ------------------------------------
Total revenues	$ --	$ 389,993	N/A	$ 73,233	$ (1,701)	$ 461,525
Total operating expenses	1,449	366,160	N/A	68,983	(1,701)	434,891
Income (loss) from operations	(1,449)	23,833	N/A	4,250	--	26,634
Other expense	(3,842)	(15,098)	N/A	(1,239)	--	(20,179)
Resort equity investment income	--	2,413	N/A	--	--	2,413
Technology equity investment income	--	--	N/A	--	--	--
Real estate equity investment income	--	7,034	N/A	--	--	7,034
Minority interest in net income of consolidated joint ventures	--	--	N/A	(1,448)	--	(1,448)
Income (loss) before benefit (provision) for income taxes	(5,291)	18,182	N/A	1,563	--	14,454
Benefit (provision) for income taxes	2,036	(7,630)	N/A	--	--	(5,594)
Net income (loss) before equity in income of consolidated subsidiaries	(3,255)	10,552	N/A	1,563	--	8,860
Equity in income of consolidated subsidiaries	12,115	1,563	N/A	--	(13,678)	--
Net income (loss)	$ 8,860	$ 12,115	N/A	$ 1,563	$ (13,678)	$ 8,860

Supplemental Condensed Consolidating Statement of Cash Flows
(in thousands)

	Parent Company	100 % Owned Guarantor Subsidiaries	Larkspur	Other Subsidiaries	Consolidating Entries	Consolidated
	For the Year Ended July 31, 2001
	-------------------------------------(As Restated) ------------------------------------
Cash flows from operating activities	$ (18,037)	$ 117,739	$ (270)	$ 8,315	$ --	$ 107,747

Cash flows from investing activities
Resort capital expenditures	--	(51,105)	(6)	(6,703)	--	(57,814)
Investments in real estate	--	(39,172)	--	--	--	(39,172)
Cash paid in acquisitions	--	(19,474)	--	--	--	(19,474)
Cash paid to equity method investees	--	(7,400)	--	--	--	(7,400)
Investments in equity investments	--	(4,795)	--	--	--	(4,795)
Distributions from equity investments	--	20,681	--	--	--	20,681
Cash flows from other investing activities	--	2,252	--	(1,706)	--	546
Net cash used in investing activities	--	(99,013)	(6)	(8,409)	--	(107,428)

Cash flows from financing activities
Proceeds from borrowings under long-term debt	4,324	1,063	13	--	--	5,400
Payments on long-term debt	--	220,251	620	3,200	--	224,071
Advances to (from) affiliates	--	(228,572)	(354)	(1,000)	--	(229,926)
Other financing activities	13,713	(11,629)	--	(2,084)	--	--
Net cash provided by (used in) financing activities	18,037	(18,887)	279	116	--	(455)

Net increase (decrease) in cash and cash equivalents	--	(161)	3	22	--	(136)
Cash and cash equivalents
Beginning of period	--	8,454	45	322	--	8,821
End of period	$ --	$ 8,293	$ 48	$ 344	$ --	$ 8,685

	For the Year Ended July 31, 2000
	-------------------------------------(As Restated) ------------------------------------
Cash flows from operating activities	$ 34,055	$ 69,394	$ (447)	$ 7,002	$ --	$ 110,004

Cash flows from investing activities
Resort capital expenditures	--	(69,884)	(1,225)	(5,547)	--	(76,656)
Investments in real estate	--	(40,410)	--	--	--	(40,410)
Investments in equity investments	--	(4,106)	--	--	--	(4,106)
Distributions from equity investments	--	5,156	--	--	--	5,156
Cash flows from other investing activities	--	2,111	--	(48)	--	2,063
Net cash used in investing activities	--	(107,133)	(1,225)	(5,595)	--	(113,953)

Cash flows from financing activities
Other financing activities	(305)	(151)	--	--	--	(456)
Proceeds from borrowings under long-term debt	--	202,480	1,892	200	--	204,572
Payments on long-term debt	--	(208,436)	(175)	(1,037)	--	(209,648)
Advances to (from) affiliates	(33,750)	34,225	--	(475)	--	--
Net cash provided by (used in) financing activities	(34,055)	28,118	1,717	(1,312)	--	(5,532)

Net increase (decrease) in cash and cash equivalents	--	(9,621)	45	95	--	(9,481)
Cash and cash equivalents
Beginning of period	--	18,075	--	227	--	18,302
End of period	$ --	$ 8,454	$ 45	$ 322	$ --	$ 8,821

Supplemental Condensed Consolidating Statement of Cash Flows (continued)
(in thousands)

	Parent Company	100 % Owned Guarantor Subsidiaries	Larkspur	Other Subsidiaries	Consolidating Entries	Consolidated
	For the Year Ended July 31, 1999
	-------------------------------------(As Restated) ------------------------------------
Cash flows from operating activities	$ 16,082	$ 71,691	N/A	$ 7,753	$ --	$ 95,526

Cash flows from investing activities
Cash paid in resort acquisition, net of cash acquired	--	(48,360)	N/A	--	--	(48,360)
Cash paid in hotel acquisition, net of cash acquired	--	(33,800)	N/A	--		(33,800)
Cash paid by consolidated joint venture in acquisition of retail operations	--	--	N/A	(10,516)		(10,516)
Resort capital expenditures	--	(57,313)	N/A	(7,855)	--	(65,168)
Investments in real estate	--	(32,980)	N/A	--	--	(32,980)
Cash flows from other investing activities	--	(3,163)	N/A	--	--	(3,163)
Net cash used in investing activities	--	(175,616)	N/A	(18,371)	--	(193,987)

Cash flows from financing activities
Proceeds from the exercise of stock options	678	(1)	N/A	--	--	677
Proceeds from borrowings under long-term debt	200,000	181,837	N/A	31,452	--	413,289
Payments on long-term debt	--	(281,222)	N/A	(21,248)	--	(302,470)
Cash payment of deferred financing costs	(8,100)	1	N/A	--	--	(8,099)
Advances to (from) affiliates	(208,660)	208,021	N/A	639	--	--
Net cash provided by (used in) financing activities	(16,082)	108,636	N/A	10,843	--	103,397

Net increase (decrease) in cash and cash equivalents	--	4,711	N/A	225	--	4,936
Cash and cash equivalents
Beginning of period	--	13,364	N/A	2	--	13,366
End of period	$ --	$ 18,075	N/A	$ 277	$ --	$ 18,302

16. Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2001:

Equity Method Investees	Ownership Interest
Keystone JV	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Bachelor Gulch Resort, LLC	49%
FFT Investment Partners	45%
Lowther Limited	49%
Eclipse Television & Sports Marketing, LLC	25%
Eagle Park Reservoir Company	46%
Tenderfoot Seasonal Housing, LLC	50%
The Tarnes at BC, LLC	31%
BC Housing, LLC	49%
Breckenridge Terrace, LLC	50%
Avon Partners II, LLC	50%

Condensed financial data for investments in significant equity method subsidiaries are summarized below (in thousands). The results of operations for SSF/VARE are included for the twelve months ended July 31, 2001, 2000, and 1999. The Keystone JV is presented for the twelve months ended June 30, 2001, 2000, and 1999.

	Keystone JV	SSF/VARE
Financial data for 2001:
Current assets	$ 26,944	$ 3,316
Other assets	101,784	3,504
Total assets	$ 128,728	$ 6,820

Current liabilities	$ 19,530	$ 947
Other liabilities	44,063	919
Shareholders' equity	65,135	4,954
Total liabilities and shareholders' equity	$ 128,728	$ 6,820

Net revenue	$ 81,597	$ 35,457
Operating income	18,174	7,645
Net income	17,249	4,683

Financial data for 2000:
Current assets	$ 17,213	$ 2,547
Other assets	101,321	3,556
Total assets	$ 118,534	$ 6,103

Current liabilities	$ 28,524	$ 1,328
Other liabilities	40,235	935
Shareholders' equity	49,775	3,840
Total liabilities and shareholders' equity	$ 118,534	$ 6,103

Net revenue	$ 61,230	$ 43,610
Operating income	11,422	7,672
Net income	10,370	5,968

Financial data for 1999:
Net revenue	$ 73,717	$ 34,861
Operating income	14,639	6,033
Net income	14,245	5,601

17.  Acquisitions and Business Combinations

On June 14, 1999, the Company purchased 100% of the outstanding shares of GTLC, a Wyoming corporation, from CSX Corporation for a total purchase price of $55 million, less certain working capital adjustments. The acquisition was accounted for under the purchase method of accounting. GTLC operates four resort properties in northwestern Wyoming: Jenny Lake Lodge, Jackson Lake Lodge, Colter Bay Village and Jackson Hole Golf & Tennis Club. GTLC operates the first three resorts, all located within Grand Teton National Park, under a concessionaire contract with the National Park Service. Jackson Hole Golf & Tennis Club is located outside the park on property owned by GTLC and includes approximately 30 acres of developable land.

The following unaudited pro forma revenue for the year ended July 31, 1999 assumes the acquisition of GTLC occurred on August 1, 1998. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. The unaudited revenue for the years ended July 31, 2001 and 2000 is provided for comparative purposes. Pro forma net income and EPS are not presented as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

			Pro Forma
			Year
	Year Ended		Ended
	July 31,		July 31,
	2001	2000	1999
	-------(As Restated)-------
	(unaudited)
Total revenue	$543,780	$539,056	$476,115

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

Also in October 2000, the Company entered into a joint venture agreement with a venture led by an affiliate of Continental Gencom for the construction of The Ritz-Carlton® , Bachelor Gulch ("the Ritz"). The Ritz, scheduled to open in late 2002, is being developed by The Athens Group, of Phoenix, Arizona, and will include a 238-room hotel, a 20,000-square-foot spa and fitness center, ski rental, lesson and retail space, restaurants plus meeting space. In addition, 23 privately owned luxury penthouse residences are being built above the hotel. Twenty-one of these 23 penthouses are currently closed or under contract. The Company received a 49% interest in the joint venture in return for a cash investment of up to $3.8 million, land contribution with a $3.4 million book value, and an interest-bearing loan to the joint venture of up to $4.5 million. At July 31, 2001, the company had contributed $1.8 million in cash of the $3.8 million commitment. Construction of the entire hotel project is expected to cost approximately $162 million. In order to cover construction costs, the joint venture is obtaining $97 million in debt financing from a syndicate of banks. The remainder is being funded by a combination of equity and debt contributed by the partners, mezzanine financing, and the sale of condominiums. Under the terms of the joint venture, the Company will provide golf, spa and club privileges to the Ritz for a fee of $3.7 million. The Company received $1.5 million in December 2000, and will receive $1.5 million when the golf course opens and $0.7 million as penthouse residences close. Separately, the Company will contract with the hotel joint venture to acquire the 20,000-square-foot spa, plus 8,000 square feet of skier services area, at the developer's cost of approximately $13 million. The majority of this expense is expected to be recouped through membership sales in the Bachelor Gulch Club.

In December 2000, the Company acquired a 51% interest in the Renaissance Resort and Spa near Jackson, Wyoming. The Company's initial equity investment was approximately $9.4 million, and the Company also provided a $5.0 million loan at market rates to the new entity. Approximately $2.4 million of the purchase price was allocated to goodwill. The Company concurrently entered into a contract to manage the ongoing operations of the hotel and related facilities, and also has an option to purchase the 49% minority interest in five years. Renaissance Resort and Spa was renamed Snake River Lodge & Spa, and currently consists of 95 deluxe hotel rooms and 72 luxury condominium guest bedrooms. The property also includes two restaurants and lounges, meeting and conference space, and a new 8,000 square foot indoor-outdoor pool complex. In addition, a 10,000 square foot spa and fitness center is currently under construction and scheduled to open in late 2001.

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

18.  Subsequent Events

In August 2001, the Company early adopted FAS No. 142. In July 2002, in accordance with the provisions of FAS No. 142, the Company recorded an impairment charge of approximately $2.8 million, related to its goodwill for Village at Breckenridge.

In November 2001, the Company acquired a majority interest in Rockresorts, a luxury hotel management company, from Olympus for total initial cash consideration of $7.5 million. The Company acquired Rockresorts primarily to establish its own luxury hotel brand. Approximately $0.5 million of the purchase price was allocated to goodwill. The acquisition includes the assumption by the Company of the management contracts on Rockresorts' five resort hotels across the United States. The Company controls most operational decisions for Rockresorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement, with fee sharing ranging between 20-25% depending on the financing of the applicable properties. From October 1, 2004 to September 30, 2005, Olympus has the option to sell its remaining interest in Rockresorts to the Company for an amount calculated at that time based on the growth of Rockresorts. Effective October 1, 2005, the Company has the option to acquire the remaining interest in Rockresorts through an additional payment to Olympus, which is to be determined at that time based on growth of Rockresorts. The Rockresorts brand portfolio at the time of acquisition consisted of five Olympus-owned luxury resort hotels: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington, and Casa Madrona in Sausalito, California. Olympus retained ownership of these properties, with Rockresorts serving as property manager. Additionally, five of the hotels the Company owns or has a majority interest in have been re-flagged as Rockresorts: The Lodge at Vail, The Keystone Lodge, The Pines Lodge in Beaver Creek, the Snake River Lodge & Spa in Jackson Hole, Wyoming and the Lodge at Rancho Mirage, Rancho Mirage, CA.

Concurrent with the acquisition of Rockresorts, the Company acquired The Ritz-Carlton, Rancho Mirage from Olympus for an initial cash consideration of $20 million and a note payable to Olympus for $25 million due in two years. The purchase accounting has not yet been completed. The Company made the acquisition to grow the Company's luxury Rockresorts hotel brand. The note payable represents a non-cash portion of the acquisition cost. The Ritz-Carlton, Rancho Mirage was renamed The Lodge at Rancho Mirage and is being managed as a Rockresort property. The four-star hotel is located in the Palm Springs area of California and has 240 guestrooms, including 21 suites. The facility also includes a full service spa, salon and fitness center, an outdoor swimming pool and Jacuzzi, three restaurants and a bar, almost 12,000 square feet of meeting space, and two leased retail spaces. Results of operations for The Lodge at Rancho Mirage will be included in the Consolidated Statement of Operations from the purchase date forward.

On November 13, 2001 the Company announced that it entered into a new three-year revolving credit facility to replace its existing credit facility, which had been scheduled to terminate at the end of 2002. The Company's subsidiary, The Vail Corporation, is the borrower under the new credit facility, with Bank of America N.A., as agent, certain other financial institutions, as lenders, and Banc of America Securities LLC. The new credit facility provides for debt financing up to an aggregate principal amount of $421.0 million. The Vail Corporation's obligations under the new credit facility are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the new credit facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

In November 2001, the Company sold $160 million principal amount of 8.75% senior subordinated notes (the "2001 Notes") due in 2009. The terms of the 2001 Notes are substantially similar to those of the Company's 8.75% senior subordinated notes due in 2009 issued in May of 1999 (see Note 5). The 2001 Notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The Company used the proceeds of the 2001 Notes to repay a portion of the indebtedness under the Company's new Credit Facility. The 2001 Notes have been registered under the Securities Act of 1933, as amended.

The Company acquired the Vail Marriott Mountain Resort ("Vail Marriott") in December 2001 from Host Marriott Corporation as a strategic location to grow visitation at the Company's Vail ski resort. The total purchase price was $49.5 million with certain allocations, making the net purchase price $45.1 million. None of the purchase price was allocated to goodwill. Results for the Vail Marriott will be included in the Consolidated Statement of Operations from the purchase date forward. The property is operated by the Company as a Marriott franchisee, subject to various provisions of a franchise agreement with Marriott International. The Vail Marriott, located 150 yards from Vail's gondola, is the largest hotel in the Vail Valley with 349 rooms. The Vail Marriott's amenities also include a restaurant and bar, over 16,000 square feet of meeting space, indoor and outdoor pools, a full service spa, a 3,600 square foot fitness center, four tennis courts and over 4,500 square feet of commercial space.

In May 2002, certain of the Company's wholly-owned subsidiaries acquired 100% of the ownership interests of Heavenly Valley, Limited Partnership from subsidiaries of American Skiing Company. Heavenly Valley, Limited Partnership owns Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. Heavenly offers over 4,800 acres of skiing and operates 29 lifts. The transaction closed for consideration of $102 million (including $2.4 million of assumed debt), less a cash adjustment of $2.8 million resulting in net consideration of $99.2 million. The assumed debt represents a non-cash portion of the acquisition cost. The cash adjustment is intended to offset the losses incurred by Heavenly during the period from closing until the end of Vail Resorts' fiscal year on July 31, 2002. The actual loss expected to be incurred during that period is approximately $3 million. The purchase accounting has not yet been completed. The results of operations for Heavenly will be included in the Company's Consolidated Statement of Operations from the acquisition date forward.

In July 2002, Rockresorts entered into an agreement with Edward E. Mace, President of Rockresorts and of Vail Resorts Lodging Company, whereby Rockresorts invested in the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado. Rockresorts contributed $900,000 towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership in such residence. Upon the resale of the residence, or within 18 months of the termination of Mr. Mace's employment with the Company, whichever is earlier, Rockresorts shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions.

In July 2002, the Company purchased from Richard Lesman, Vice President of Sales for the Company, and his spouse, Mary Lesman, his former residence located in Carmel, Indiana, for a price of $511,250, which approximates the recently appraised value. The purchase was made to facilitate Mr. Lesman's move in connection with his employment by the Company. The residence is currently held for sale.

In connection with the employment of Blaise Carrig as Chief Operating Officer of Heavenly Valley Limited Partnership ("Heavenly LP"), Heavenly LP agreed to invest up to $600,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Carrig and his family in the greater Lake Tahoe area of California. Based on the actual amount invested by Heavenly LP, Heavenly LP will obtain a proportionate undivided ownership interest in the residence. Upon the resale of the residence, or within six months of the termination of Mr. Carrig's employment with Heavenly LP, whichever is earlier, Heavenly LP shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions.

As of April 30, 2002, the Company no longer reports on a separate Technology segment.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 10, 2002, we ended the engagement of Arthur Andersen LLP and retained PricewaterhouseCoopers LLP as our independent accountants. At that time, the Company filed a Current Report on Form 8-K/A dated May 17, 2002. The text of the Form 8-K/A Report that was filed follows:

(a) Previous independent accountants.

(i)	On May 10, 2002, Vail Resorts, Inc. ("Vail Resorts") dismissed Arthur Andersen LLP, which had previously served as independent accountants for Vail Resorts.

(ii)

The reports of Arthur Andersen LLP on the consolidated financial statements of Vail Resorts as of and for the fiscal years ended July 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii)	The change in independent accountants was recommended by Vail Resorts' Audit Committee and approved by Vail Resorts' Board of Directors.

(iv)

In connection with its audit for the fiscal years ended July 31, 2001 and 2000, and for the interim period from August 1, 2001 through May 10, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to such disagreements in its report on the consolidated financial statements for such years.

(v)

During the fiscal years ended July 31, 2001 and 2000, and for the interim period from August 1, 2001 through May 10, 2002, there were no "reportable events" as that term is defined in Item 304 (a)(1)(v) of Regulation S-K of the Securities and Exchange Commission ("the SEC").

(vi)

Vail Resorts has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not Arthur Andersen LLP agrees with the above statements. A copy of this letter, dated May 17, 2002, is filed as Exhibit 16 to this Form 8-K/A.

(b) New independent accountants.

Effective May 10, 2002, Vail Resorts appointed PricewaterhouseCoopers LLP as its new independent accountants. The appointment of PricewaterhouseCoopers LLP was recommended by Vail Resorts' Audit Committee and approved by Vail Resorts' Board of Directors. During the fiscal years ended July 31, 2001 and 2000, and in the interim period from August 1, 2001 through May 10, 2002, Vail Resorts has not consulted with PricewaterhouseCoopers LLP regarding either:

(i)

The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Vail Resorts' financial statements, and neither a written report was provided to Vail Resorts nor oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by Vail Resorts in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)

Any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a "reportable event", as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)	Index to Financial Statements and Financial Statement Schedules.
	iii)	Index to Exhibits

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page
23.1	Consent of Independent Accountants.	102
23.2	Consent of Independent Accountants.	103
23.3	Consent of Independent Accountants.	104

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	October 25, 2002

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints James P. Donohue, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K/A and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 25, 2002.

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
James S. Tisch

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Adam M. Aron, certify that:

  I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Vail Resorts, Inc.;
  Based on my knowledge, this Amendment to the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment to the Annual Report; and
  Based on my knowledge, the financial statements, and other financial information included in this Amendment to the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment to the Annual Report.

Date: October 25, 2002

/s/ ADAM M. ARON
Adam M. Aron
Chairman of the Board and
Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, James P. Donohue, certify that:

  I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Vail Resorts, Inc.;
  Based on my knowledge, this Amendment to the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment to the Annual Report; and
  Based on my knowledge, the financial statements, and other financial information included in this Amendment to the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment to the Annual Report.

Date: October 25, 2002

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

AND THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Vail Resorts, Inc. (the "Company") that Amendment No. 1 to the Annual Report of the Company on Form 10-K/A for the fiscal year ended July 31, 2001 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and the results of operations of the Company at the end of and for the periods covered by such Report.

Date: October 25, 2002

/s/ ADAM M. ARON
Adam M. Aron
Chairman of the Board and
Chief Executive Officer

Date: October 25, 2002

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-K/A to which it refers, and is, to the extent permitted by law, provided by each of the above signatories to the extent of his respective knowledge.

LARKSPUR RESTAURANT & BAR, LLC

Financial Statements

July 31, 2002, 2001 and 2000

Larkspur Restaurant & Bar, LLC

July 31, 2002, 2001 and 2000

Table of Contents

Page

INDEPENDENT AUDITOR'S REPORT 1

Balance Sheet 2

Statement of Capital 4

Statement of Income 3

Statement of Cash Flows 5

Notes to the Financial Statements 6 - 10

INDEPENDENT AUDITOR'S REPORT

To the Members

Larkspur Restaurant & Bar, LLC

Vail, Colorado

We have audited the accompanying balance sheet of Larkspur Restaurant & Bar, LLC as of July 31, 2002, 2001 and 2000, and the related statements of income, capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larkspur Restaurant & Bar, LLC as of July 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/

McMahan and Associates, L.L.C.

Avon, Colorado

October 14, 2002

Larkspur Restaurant & Bar, LLC

Balance Sheet

July 31, 2002, 2001 and 2000

The accompanying notes are an integral part of these financial statements.
	2002	2001	2000
Assets:

Current assets:
Cash and cash equivalents	$ 51,270	$ 47,719	$ 45,417
Accounts receivable	86,845	42,831	57,128
Accounts receivable - Member	29,319	34,160	520,443
Prepaid expenses	7,400	42,058	-
Inventories	128,980	140,397	111,783
Total current assets	303,814	307,165	734,771

Fixed assets:
Property and equipment, net of accumulated			1,123,901
depreciation	852,179	975,209
Net fixed assets	852,179	975,209	1,123,901

Total Assets	$1,155,993	$1,282,374	$1,858,672

Liabilities and Capital:

Liabilities:

Current liabilities:
Accounts payable and accrued liabilities	$ 177,619	$ 178,937	$ 229,773

Long-term liabilities:
Line of credit - Member	126,198	128,229	505,000

Total Liabilities	303,817	307,166	734,773

Members' Capital	852,176	975,208	1,123,899

Total Liabilities and Capital	$1,155,993	$1,282,374	$1,858,672

Larkspur Restaurant & Bar, LLC

Statement of Capital

For the Years Ended July 31, 2002, 2001 and 2000

The accompanying notes are an integral part of these financial statements.

	Thomas	Vail Associates,
	Salamunovich	Inc.	Total

Members' Capital - August 1, 1999	$ -	$ -	$ -

Capital contributions	100,000	1,125,263	1,225,263

Net (loss) for the year ended July 31, 2000	-	(607,505)	(607,505)

Additional required capital contributions	-	506,141	506,141

Members' Capital - July 31, 2000	100,000	1,023,899	1,123,899

Capital contributions	-	6,287	6,287

Net (loss) for the year ended July 31, 2001	-	(299,980)	(299,980)

Additional required capital contributions	-	145,002	145,002

Members' Capital - July 31, 2001	100,000	875,208	975,208

Capital contributions	-	34,234	34,234

Net (loss) for the year ended July 31, 2002	-	(325,965)	(325,965)

Additional required capital contributions	-	168,699	168,699

Members' Capital - July 31, 2002	$ 100,000	$ 752,176	$ 852,176

Larkspur Restaurant & Bar, LLC

Statement of Income

For the Years Ended July 31, 2002, 2001 and 2000

The accompanying notes are an integral part of these financial statements.

	2002	2001	2000

Restaurant revenues	$ 2,689,042	$ 2,912,937	$ 2,062,224

Operating expenses:
Restaurant operating expenses	2,856,451	3,041,537	2,550,699
Depreciation	157,264	154,979	101,363
Total operating expenses	3,013,715	3,196,516	2,652,062

(Loss) from Operations	(324,673)	(283,579)	(589,838)

Other Income (Expense):
Interest expense	(20,652)	(20,212)	(29,257)
Other income	19,360	3,811	11,590
Total Other Income (Expense)	(1,292)	(16,401)	(17,667)

Net (Loss) for the Year	$ (325,965)	$ (299,980)	$ (607,505)

The accompanying notes are an integral part of these financial statements.

Larkspur Restaurant & Bar, LLC

Statement of Cash Flows

For the Years Ended July 31, 2002, 2001 and 2000

	2002	2001	2000
Cash Flows From Operating Activities:
Cash received from restaurant sales	$ 2,644,253	$ 2,927,486	$ 2,027,706
Other cash receipts	19,360	3,811	11,590
Cash paid for payroll and employee benefits	(1,246,502)	(1,295,106)	(1,076,507)
Cash paid to vendors for goods and services	(1,571,902)	(1,876,693)	(1,389,427)
Cash paid for interest	(19,715)	(29,540)	(19,929)
Net Cash (Used) by Operating Activities	(174,506)	(270,042)	(446,567)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(34,235)	(6,287)	(1,225,263)
Net Cash (Used) by Investing Activities	(34,235)	(6,287)	(1,225,263)

Cash Flows From Financing Activities:
Cash drawn on line of credit - Member	650,000	620,000	680,000
Cash repaid on line of credit - Member	(478,229)	(354,385)	(175,000)
Cash drawn on line of credit - Other	-	35,569	-
Cash repaid on line of credit - Other	-	(35,569)	-
Capital contributions by Members	40,521	13,016	1,212,247
Net Cash Provided by Financing Activities	212,292	278,631	1,717,247

Net Increase in Cash and Cash Equivalents	3,551	2,302	45,417

Cash and Cash Equivalents - Beginning of Year	47,719	45,417	-

Cash and Cash Equivalents - End of Year	$ 51,270	$ 47,719	$ 45,417

Reconciliation of Net (Loss) to Net Cash
(Used) by Operating Activities:

Net (loss) for the year	$ (325,965)	$ (299,980)	$ (607,505)

Adjustments to reconcile:
Depreciation	157,264	154,979	101,363
(Increase) decrease - Accounts receivable	(44,014)	14,297	(57,128)
(Increase) decrease - Accounts receivable - Member	(6,549)	(17,831)	(1,286)
(Increase) decrease - Prepaid expenses	34,658	(42,058)	-
(Increase) decrease - Inventories	11,417	(28,614)	(111,783)
Increase (decrease) - Accounts payable and accruals	(1,317)	(50,835)	229,772
Total Adjustments	151,459	29,938	160,938

Net Cash (Used) by Operating Activities	$ (174,506)	$ (270,042)	$ (446,567)

Larkspur Restaurant & Bar, LLC

Notes to the Financial Statements

July 31, 2002, 2001 and 2000

1. Organization

Larkspur Restaurant & Bar, LLC (the "Company") was organized in the State of Colorado as a limited liability company pursuant to Articles of Organization dated July 22, 1999, and amended August 5, 1999. The members of the Company are Thomas Salamunovich and The Vail Corporation, d/b/a Vail Associates, Inc. ("Vail"). The Company operates a fine dining establishment located in Vail, Colorado.

Under generally accepted accounting principles, a company which indirectly or directly controls the majority voting interest (i.e., more than 50%) of a subsidiary is required to consolidate or combine the financial statements of that subsidiary with its own financial statements. Vail is a wholly-owned, indirect subsidiary of Vail Resorts, Inc. ("VRI", a publicly-traded company. Separate audited, consolidated financial statements include the financial position, results of operations and cash flows of the Company with those of Vail and VRI. These financial statements present only the financial position, results of operations, and cash flows of the Company.

2. Summary of Significant Accounting Policies

A. Basis of Accounting

These financial statements have been prepared on the accrual basis of accounting which recognizes revenues when earned and expenses when incurred.

B. Cash and Cash Equivalents

The Company considers all checking and savings accounts to be cash equivalents for the purpose of the Statement of Cash Flows, since all such funds are highly liquid.

C. Allowance for Uncollectible Amounts

The Company utilizes the allowance method of recognizing the future potential uncollectibility of trade accounts receivable. No allowance for bad debts was recorded at July 31, 2002, 2001 and 2000, since all receivables were considered collectible.

D. Inventories

The Company maintains inventories of food, liquor, wine, and beer. All inventories are valued at the lower of cost and market, using the first-in, first-out method.

E. Property and Equipment - Depreciation

Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:
	2002	2001	2000
Furniture, fixtures and equipment	$ 442,846	$ 408,612	$ 402,325
Point-of-sale computer system	58,592	58,592	58,592
Leasehold improvements	764,347	764,347	764,347
Fixed assets, at cost	1,265,785	1,231,551	1,225,264
Less: Accumulated depreciation	(413,606)	(256,342)	(101,363)
Net fixed assets	$ 852,179	$ 975,209	$1,123,901

F. Income Taxes

The Company is taxed as a partnership whereby all taxable consequences flow directly to the partners. For income tax purposes, the Company utilizes the accrual method of accounting and has adopted a December 31st fiscal year-end.

G. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
  Inventories
	2002	2001	2000
Food and bar supplies	$ 18,326	$ 15,656	$ 14,652
Beer, wine and liquor	110,654	124,741	97,131
Total	$ 128,980	$ 140,397	$ 111,783

4. Property and Equipment
	2002	2001	2000
Furniture, fixtures and equipment	$ 442,846	$ 408,612	$ 402,325
Point-of-sale computer system	58,592	58,592	58,592
Leasehold improvements	764,347	764,347	764,347
Fixed assets, at cost	1,265,785	1,231,551	1,225,264
Less: Accumulated depreciation	(413,606)	(256,342)	(101,363)
Net fixed assets	$ 852,179	$ 975,209	$ 1,123,901

5. Credit Facilities

A. FirstBank of Vail

Effective August 13, 1999, the Company entered into an unsecured Commercial Cash Reserve agreement (the "Cash Reserve Agreement") with FirstBank of Vail. The Cash Reserve Agreement provides for a revolving line of credit not to exceed $50,000, with amounts drawn on the line of credit bearing interest at 2% above the bank's prime lending rate. The initial Cash Reserve Agreement expired August 13, 2001 and was subsequently renewed with a maturity date of September 13, 2002.

During the fiscal years ended July 31, 2002, 2001 and 2000, the Company drew funds totaling $0, $35,569, and $0, respectively under the terms of the Cash Reserve Agreement. No principal balance was outstanding under the Cash Reserve Agreement at July 31, 2002, 2001 and 2000.

B. Vail Associates, Inc.

The Company executed a Loan Agreement (the "Loan Agreement") with Vail Associates, Inc. ("Vail") on September 15, 1999, under which the Company was granted a revolving credit facility of up to $750,000, with interest payable on outstanding amounts at the rate of 8% per annum. The Loan Agreement expired December 31, 2000, and was subsequently renewed under an Amended, Restated and Extended Loan Agreement (the "Extended Loan Agreement") entered into with Vail as of December 31, 2000.

The term of the Extended Loan Agreement expires December 31, 2001, but automatically renews for successive one-year terms, unless otherwise terminated. The Extended Loan Agreement also provides for a revolving credit facility of up to $750,000, with interest payable on outstanding amounts at the rate of 8% per annum.

During the fiscal years ended July 31, 2002, 2001 and 2000, the Company drew funds totaling $650,000, $620,000, and $680,000, respectively under the terms of the Loan Agreement and the Extended Loan Agreement. As of July 31, 2002, 2001 and 2000, the principal balances outstanding under the Loan Agreement and the Extended Loan Agreement were $126,198, $128,229, and $505,000, respectively. During the fiscal years ended July 31, 2002, 2001, and 2000, the Company incurred interest expense of $20,652, $20,212, and $29,257, respectively, on amounts drawn under the terms of the Loan Agreement and the Extended Loan Agreement.

  Related Party Transactions

A. Operating Lease

Effective August 1, 1999 and running for a period of ten years, the Company entered into an operating lease agreement (the "Lease") with Vail for use of a condominium unit for the Company's operations. The Lease calls for graduated rentals based on the Company's annual gross sales, and allocates utility costs to the Company. The Company may extend the Lease for an additional term of five years.

During the fiscal years ended July 31, 2002, 2001 and 2000, the Company incurred rent expense of $338,904, $362,169, and $276,222, respectively, under the terms of the Lease. Utilities expenses allocated under the Lease were $33,000, $33,330, and $22,441 during the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

B. Operating Agreement

The Company's Operating Agreement, as amended, requires that Vail annually contribute capital to the Company in the amount of any net loss incurred by the Company, after first reducing the loss by the amount of depreciation expense incurred for that year. Pursuant to this section of the Operating Agreement, as amended, Vail contributed capital in the amounts of $168,699, $145,002, and $506,141 during the years ended July 31, 2002, 2001, and 2000, respectively.

The Operating Agreement, as amended, requires that all losses of the Company are to be allocated to Vail, and all profits of the Company are to be allocated to the Members in accordance with stated priorities.

C. Guarantees

Vail entered into a credit agreement (the "Credit Agreement") in May 1999 with NationsBank, N.A. and other parties which provided for extensions of credit to Vail up to an aggregate principal amount of $450 million. The Credit Agreement was subsequently amended and restated to name Bank of America, N.A. ("Bank of America") as the primary lender, and to establish the maximum credit at an aggregate principal amount of $421 million. In connection with the Credit Agreement, as amended and restated, certain entities affiliated with Vail, including the Company, executed a guaranty whereby Vail's obligation under the Credit Agreement is guaranteed by, among others, the Company.

Vail is a wholly-owned, indirect subsidiary of Vail Resorts, Inc. ("VRI"), a publicly-traded company. In May 1999, VRI issued Senior Subordinated Notes in an aggregate principal amount of $200 million, bearing interest at the rate of 8-3/4% per annum, and maturing in 2009. As part of VRI's issuance of the Senior Subordinated Notes, certain entities affiliated with VRI, including the Company, executed a guaranty whereby VRI's obligations with respect to the Senior Subordinated Notes is guaranteed by, among others, the Company.

In January 1998, Vail entered into an ISDA Multi-Currency - Cross Border Master Agreement (the "Interest Rate Swap") with The Bank of Nova Scotia. In connection with the Interest Rate Swap, the Company, together with other affiliates of Vail, executed a guarantee of Vail's obligations under the Interest Rate Swap. The Interest Rate Swap was terminated in October 2000, and the Company was released from its guaranty with respect to the Interest Rate Swap.

In November 2001, VRI issued additional Senior Subordinated Notes in an aggregate principal amount of $160 million, bearing interest at the rate of 8-3/4% per annum, and maturing in 2009. As part of VRI's issuance of these additional Senior Subordinated Notes, certain entities affiliated with VRI, including the Company, executed a guaranty whereby VRI's obligations with respect to the additional Senior Subordinated Notes is guaranteed by, among others, the Company.

D. Commitments and Contingencies

The Company's future minimum lease payments under the terms of the operating lease described in Note 6.A., above, are as follows:

2002	$ 270,000
2003	270,000
2004	270,000
2005	270,000
2006	270,000
Thereafter	540,000
Total	$ 1,890,000

E. Other

Under the terms of the Company's Operating Agreement, as amended, a Member of the Company is paid an annual salary of $125,000 for his services, with annual increases equal to the greater of 3% and any increase in the Consumer Price Index for the preceding 12-month period.

Included in the line item Accounts Payable and Accrued Liabilities are amounts payable to Vail. For the years ended July 31, 2002, 2001, and 2000, such balances totaled $1,902, $0, and $74,840, respectively.

7. Selected Quarterly Financial Data - Unaudited
	Fiscal Year 2002
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2002	2002	2002	2002	2001

Restaurant Revenue	2,689,042	309,580	1,201,407	834,252	343,803

Income (Loss) from Operations	(324,673)	(232,228)	198,172	(56,253)	(234,364)

Net Income (Loss)	(325,965)	(229,560)	205,928	(63,947)	(238,386)

	Fiscal Year 2001
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2001	2001	2001	2001	2000

Restaurant Revenue	2,912,937	283,441	1,248,581	963,835	417,080

Income (Loss) from Operations	(283,579)	(248,520)	175,909	(43,261)	(167,707)

Net Income (Loss)	(299,980)	(256,763)	176,253	(48,527)	(170,943)

Keystone/Intrawest, L.L.C.

Consolidated Financial Statements

June 30, 2001 and 2000

Report of Independent Accountants

To the Partners of

Keystone/Intrawest L.L.C.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Keystone/Intrawest L.L.C. and its subsidiary at June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

August 10, 2001

Keystone/Intrawest L.L.C.

Consolidated Balance Sheets

June 30, 2001 and 2000

	2001	2000

Assets
Cash	$19,763,993	$4,631,047
Restricted cash	5,805,424	9,649,134
Projects under development	70,851,325	68,920,325
Land held for development	11,837,094	11,837,094
Income producing property, net of accumulated depreciation	18,408,585	19,039,186
Fixed assets, net of accumulated depreciation	603,485	683,596
Receivable from related party	--	750,950
Goodwill, net of accumulated amortization	83,416	89,916
Other assets	1,375,055	2,932,788

Total assets	$128,728,377	$118,534,036

Liabilities and Partners' Capital
Accounts payable	$5,015,811	$10,651,743
Customer deposits	5,699,566	9,658,133
Payable to related parties	6,849,074	7,266,184
Loans payable to related parties	7,525,197	21,880,027
Notes payable	36,538,058	18,355,114
Other liabilities	1,965,652	948,162

Total liabilities	63,593,358	68,759,363

Commitments and contingencies (Note 10)

Partners' capital:
Intrawest Resorts, Inc.	31,311,888	20,839,918
Vail Summit Resorts, Inc.	33,823,131	28,934,755

Total partners' capital	65,135,019	49,774,673

Total liabilities and partners' capital	$128,728,377	$118,534,036

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Income

for the years ended June 30, 2001 and 2000

	2001	2000

Sales	$78,259,193	$55,616,164
Related party developer fees	--	1,125,000
Commission revenue	1,772,198	2,821,782
Other income	1,565,603	1,667,482

Total revenue	81,596,994	61,230,428

Cost of sales	(56,009,262)	(46,066,317)
Commission expense	(974,134)	(1,192,919)

Gross margin	24,613,598	13,971,192

Operating expense	(5,603,241)	(1,782,117)
Depreciation and amortization expense	(836,070)	(766,635)
Interest expense	(1,179,134)	(1,247,598)
Interest income	253,395	195,211

Net income	$17,248,548	$10,370,053

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Partners' Capital

		Vail Summit Resorts, Inc.
	Intrawest Resorts, Inc.	Cash	Land	Total

Balance, June 30, 1999	14,798,484	13,769,042	12,174,705	40,742,231

Distributions	--	--	(1,337,611)	(1,337,611)

Net income	6,041,434	4,328,619	--	10,370,053

Balance, June 30, 2000	20,839,918	18,097,661	10,837,094	49,774,673

Distributions	--	--	(1,888,202)	(1,888,202)

Net income	10,471,970	6,776,578	--	17,248,548

Balance, June 30, 2001	$31,311,888	$24,874,239	$8,948,892	$65,135,019

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Cash Flows

for the years ended June 30, 2000 and 1999

	2001	2000

Cash Flows From Operating Activities
Net income	$17,248,548	$10,370,053

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	836,070	766,635
Decrease (increase) in:
Receivable from related party	750,950	(750,950)
Projects under development and land held for development	(1,931,000)	(12,692,174)
Restricted cash	3,843,710	(2,077,529)
Other assets	1,557,697	(1,870,938)
Increase (decrease) in:
Accounts payable	(5,635,932)	5,632,989
Customer deposits	(3,958,567)	2,086,528
Other liabilities	1,017,490	73,759

Net cash provided by operating activities	13,728,966	1,538,373

Cash Flows From Investing Activities
Income producing property additions	(41,651)	(1,734,664)
Fixed asset additions	(77,171)	(16,581)

Net cash used in investing activities	(118,822)	(1,751,245)

Cash Flows From Financing Activities
Proceeds from borrowings	56,029,007	37,510,301
Repayment of borrowings	(37,846,063)	(39,113,959)
Payable to related parties, net	(13,587,712)	7,256,400
Repayments of land contributed	(3,072,430)	(1,782,586)

Net cash provided by financing activities	1,522,802	3,870,156

Net increase in cash	15,132,946	3,657,284

Cash, beginning of year	4,631,047	973,763

Cash, end of year	$19,763,993	$4,631,047

Supplemental Disclosure of Cash Flow Information
Decrease in land capital distributions due to related party	$1,184,228	$444,975
Interest paid	$5,228,363	$3,888,988

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Notes to Consolidated Financial Statements

1. Organization

Keystone/Intrawest L.L.C. (the "Partnership"), a limited liability company, also doing business as Keystone Real Estate Developments, was formed February 7, 1994. The Partnership was organized to acquire, own, develop, operate and sell real and personal property at the base of Keystone Resort in Keystone, Colorado.

Contributions and distributions are made by mutual agreement of the partners. Net income or losses are allocated according to the LLC agreement to the partners.

As real estate development projects are completed, Vail Summit Resorts, Inc. receives capital distributions for land it previously contributed to the Partnership. The Partnership has an option to receive additional land from Vail Summit Resorts as an additional land capital contribution valued at approximately $11,400,000. If the Partnership does not exercise the option, Vail Summit Resorts, Inc. may still contribute the remaining option land under certain circumstances.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and all related entities over which the Partnership is considered to have control, which includes Keystone/Intrawest Real Estate L.L.C. (a real estate brokerage company). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Risk

All sales and planned future development of the Partnership is concentrated within the Keystone, Colorado geographic area.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Partnership has restrictions on certain cash balances. Restricted cash consists of purchaser deposits and commercial lease security deposits.

Projects Under Development

Projects under development are stated at the lower of cost or net realizable value. Land acquisition costs and all costs which are directly related to construction are capitalized during the period of active development. Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Additionally, overhead and administrative costs are capitalized and allocated to projects under development.

Land Held for Development

Land held for development is stated at the lower of cost or net realizable value. Costs incurred in the acquisition and development of land are capitalized and allocated to the carrying value of the land.

Fixed Assets and Income Producing Property

Fixed assets and income producing property are stated at cost including certain internal costs directly associated with the acquisition and construction of such assets. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Office equipment	3-7 years
Buildings and improvements	5-10 years
Leasehold improvements	15 years
Income producing property	30 years

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Fainancial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Whenever events or circumstances indicate that the carrying value of Projects and Land Under Development may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs.

The Company also evaluates the carrying value of Income Producing Property whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company uses an estimate of the future undiscounted cash flows over the estimated remaining life of these assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of these assets, the assets are written down to their estimated fair values.

Goodwill

Goodwill was recognized in connection with the purchase of Keystone/Intrawest Real Estate L.L.C. and is being amortized over 20 years. Accumulated amortization at June 30, 2001 and 2000 was $46,584 and $40,084, respectively. Amortization expense for the years ended June 30, 2001 and 2000 was $6,500 and $6,500, respectively.

Other Assets

Other assets consist primarily of prepaid commissions and other prepaid expenses.

Revenue Recognition

Revenues from real estate sales and brokerage commissions are recognized when consideration has been received, title, possession and other attributes of ownership have been transferred to the buyer, and the Partnership is not obligated to perform significant additional activities after the sale.

The Partnership leases commercial space to tenants under operating leases with various terms. Rental income is recognized as earned and is included in other income.

During the year ended June 30, 2000, the Partnership received related party developer fees of $1,125,000 from Keystone Resort Inc. (a wholly-owned subsidiary of Vail Resorts, Inc.) for the successful completion of the construction of the River Course at Keystone Golf Club and the ultimate sale of certain memberships by the owner of the golf club.

Brokerage Commissions

Commission revenue and expense on the consolidated income statement relate to sales of non-Partnership properties by Keystone/Intrawest Real Estate L.L.C. Commissions paid by the Partnership on sales of Partnership properties are included in cost of sales.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivable from related party, accounts payable, loans payable to related parties and notes payable approximates their fair value.

Income Taxes

No provision has been made in the financial statements for federal or state income taxes since any such taxes are the responsibility of the partners.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 31, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. Under the provisions of this statement, goodwill and other intangibles will not be amortized, but will be tested for impairment on an annual basis.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires the recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measures the impairment loss as the difference between the carrying amount and fair value of the asset.

3. Related Party Transactions

The Partnership has an agreement with one of its partners, Intrawest Resorts, Inc., whereby that partner manages the operations, development and construction activities of the Partnership's properties for a fee as defined in a management agreement. The Partnership incurred $2,123,741 and $3,246,481 in fees and interest under this agreement during the years ended June 30, 2001 and 2000, respectively.

The payable to related parties on the Partnership's consolidated balance sheet consists primarily of accrued management fees due to Intrawest Resorts, Inc. and land capital distributions due to Vail Summit Resorts, Inc.

The Partnership entered into an agreement with one of its partners in fiscal 1998, Vail Summit Resorts, Inc., to construct a golf course at Keystone Resort. The Partnership pays all costs of construction and is reimbursed for the first 72% of these costs by the partner. The golf course will be owned by the partner while the Partnership will develop and sell the adjacent lots. The Partnership also is entitled to receive a related party developer fee from Vail Summit Resorts, Inc. For the years ended June 30, 2001, and 2000 the Partnership recognized $0 and $1,125,000, respectively in related party developer fees. Revenue is recognized upon the sale of the memberships, as the Partnership has no future obligations with regard to the operation of the golf course. At June 30, 2001 and 2000, the Partnership had a receivable from Vail Summit Resorts, Inc. of $0 and $750,000, respectively for golf course memberships sold prior to June 30, 2000.

4. Income Producing Property

A summary of income producing properties, at cost, as of June 30 is as follows:

	2001	2000

Jackpine/Blackbear rental property - building	$4,206,096	$4,206,096
Jackpine/Blackbear rental property - land	133,540	133,540
Arapahoe rental property - building	2,471,312	2,471,312
Arapahoe rental property - land	90,039	90,039
Silver Mill rental property - building	7,144,323	7,144,323
Silver Mill rental property - land	250,186	250,186
Buffalo/Dakota rental property - building	4,620,256	4,612,420
Buffalo/Dakota rental property - land	155,010	155,010
Expedition Station rental property - building	1,705,966	1,672,151
Expedition Station rental property - land	62,513	62,513

	20,839,241	20,797,590
Less accumulated depreciation	(2,430,656)	(1,758,404)

	$18,408,585	$19,039,186

Depreciation expense for the years ended June 30, 2001 and 2000 was $659,197 and $633,049, respectively.

5. Fixed Assets

A summary of fixed assets, at cost, as of June 30 is as follows:

	2001	2000

Office equipment	$260,293	$240,682
Buildings and improvements	640,866	627,595
Leasehold improvements	164,164	113,390

	1,065,323	981,667
Less accumulated depreciation	(461,838)	(298,071)

	$603,485	$683,596

Depreciation expense for the years ended June 30, 2001 and 2000 was $170,373 and $127,086, respectively.

6. Notes Payable and Loans Payable to Related Parties

Notes payable and loans payable to related parties as of June 30 consisted of the following:

	2001	2000

Note payable to US Bank. The interest rate is LIBOR plus 2.25%. The loan commitment has a maximum available credit of $38,100,000. The note matures on July 31, 2001, and the outstanding balance was paid off in July 2000.	$--	$6,248,085

Line of credit payable to Wells Fargo Bank. The line is collateralized by land under development and the guarantee of Intrawest Corporation. The interest rate is prime plus 1%. The loan commitment has a maximum available credit of $19,679,950 and matures on August 31, 2003.	6,351,422	7,926,992

Note payable to Wells Fargo Bank. The note is collateralized by the commercial property in the Jackpine, Blackbear and Arapahoe projects (included in income producing property) and the guarantee of Intrawest Corporation. The interest rate is 9%. The loan commitment has a maximum available credit of $4,450,000 and matures on July 31, 2001.	4,065,815	4,180,037

Note payable to Wells Fargo Bank. The note is collateralized by land and real property associated with The Springs at River Run project (included in projects under development.) The interest rate is LIBOR plus 2.75%. The loan commitment has a maximum available credit of $27,000,000 and matures on November 13, 2002.	19,573,388	--

Note payable to BankOne. The note is collateralized by land and real property associated with the Settlers Creek Townhomes project (included in projects under development.) The interest rate is LIBOR plus 2.75%. The commitment has a maximum available credit of $28,254,104 and matures on February 6, 2003.	6,547,433	--

Uncollateralized loans payable to the partners. The interest rate is prime plus 2%.	7,525,197	21,880,027

Total notes payable and loans payable to related parties	$44,063,255	$40,235,141

At June 30, 2001, the prime rate was 6.75% and the LIBOR rate was 3.86%. The notes payable agreement with BankOne and the line of credit agreement with Wells Fargo contain various covenants, including but not limited to maintaining certain financial ratios. The Partnership also has letters of credit which expire at various times during the next two years for the benefit of the Board of County Commissioners of Summit County, Colorado for $2,435,421 at June 30, 2001.

7. Interest Activity

Information related to interest costs incurred for the years ended June 30, 2001 and 2000 is as follows:

	2001	2000

Interest capitalized in property under development,
Beginning of year	$5,891,759	$5,468,508
Interest incurred	4,904,782	4,010,850
Interest expensed	(1,179,134)	(1,247,598)
Previously capitalized interest included in cost of sales	(2,301,256)	(2,340,001)

Interest capitalized in property under development, end of year	$7,316,151	$5,891,759

8. Leases

The Partnership has minimal short-term operating leases for certain office equipment and an automobile. The administration office is leased from a related party at $1,000 per month on a month-to-month basis. In addition, a brokerage office is leased from a related party at $4,268 per month.

9. Future Minimum Rental Income

The Partnership leases out commercial shop space in its projects under operating leases with various terms. Future minimum rental income due under the terms of noncancelable operating leases, assuming no new or renegotiated leases or option extensions or terminations, is as follows:
2002	$1,099,876
2003	1,077,221
2004	945,448
2005	776,003
2006	563,882
Thereafter	--

$4,462,430

10. Commitments and Contingencies

The Partnership is named as a defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Partnership is denying the allegations made against it and is vigorously defending against them. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that the suits will not result in liabilities to such extent that they would materially affect the Partnership's financial position or results of operations.

Keystone/Intrawest, L.L.C.

Consolidated Financial Statements

June 30, 2000 and 1999

Report of Independent Accountants

To the Partners of

Keystone/Intrawest L.L.C.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Keystone/Intrawest L.L.C. and its subsidiary at June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

August 4, 2000

Keystone/Intrawest L.L.C.

Consolidated Balance Sheets

June 30, 2000 and 1999

	2000	1999

Assets
Cash	$4,631,047	$973,763
Restricted cash	9,649,134	7,571,605
Projects under development	68,920,325	54,890,540
Land held for development	11,837,094	13,174,705
Income producing property, net of accumulated depreciation	19,039,186	17,937,571
Fixed assets, net of accumulated depreciation	683,596	794,081
Receivable from related party	750,950	--
Goodwill, net of accumulated amortization	89,916	96,416
Other assets	2,932,788	1,061,850

Total assets	$118,534,036	$96,500,531

Liabilities and Partners' Capital
Accounts payable	$10,651,743	$5,018,754
Customer deposits	9,658,133	7,571,605
Payable to related parties	7,266,184	8,588,234
Loans payable to related parties	21,880,027	13,746,552
Notes payable	18,355,114	19,958,752
Other liabilities	948,162	874,403

Total liabilities	68,759,363	55,758,300

Commitments and contingencies (Note 10)

Partners' capital:
Intrawest Resorts, Inc.	20,839,918	14,798,484
Vail Summit Resorts, Inc.	28,934,755	25,943,747

Total partners' capital	49,774,673	40,742,231

Total liabilities and partners' capital	$118,534,036	$96,500,531

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Income

for the years ended June 30, 2000 and 1999

	2000	1999

Sales	$55,616,164	$70,779,472
Related party developer fees	1,125,000	--
Commission revenue	2,821,782	1,824,197
Other income	1,667,482	1,113,627

Total revenue	61,230,428	73,717,296

Cost of sales	(46,066,317)	(56,047,496)
Commission expense	(1,192,919)	(834,656)

Gross margin	13,971,192	16,835,144

Operating expense	(1,782,117)	(1,518,955)
Depreciation and amortization expense	(766,635)	(677,619)
Interest expense	(1,247,598)	(657,455)
Interest income	195,211	263,935

Net income	$10,370,053	$14,245,050

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Partners' Capital

		Vail Summit Resorts, Inc.
	Intrawest Resorts, Inc.	Cash	Land	Total

Balance, June 30, 1998	$7,161,238	$7,161,238	$15,995,787	$30,318,263

Distributions	--	--	(3,821,082)	(3,821,082)

Net income	7,637,246	6,607,804	--	14,245,050

Balance, June 30, 1999	14,798,484	13,769,042	12,174,705	40,742,231

Distributions	--	--	(1,337,611)	(1,337,611)

Net income	6,041,434	4,328,619	--	10,370,053

Balance, June 30, 2000	$20,839,918	$18,097,661	$10,837,094	$49,774,673

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Cash Flows

for the years ended June 30, 2000 and 1999

	2000	1999

Cash Flows From Operating Activities
Net income	$10,370,053	$14,245,050

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	766,635	677,619
Decrease (increase) in:
Receivable from related party	(750,950)	--
Projects under development and land held for development	(12,692,174)	18,753,729
Restricted cash	(2,077,529)	1,186,982
Other assets	(1,870,938)	19,698
Increase (decrease) in:
Accounts payable	5,632,989	(2,686,101)
Customer deposits	2,086,528	(1,186,982)
Other liabilities	73,759	613,013

Net cash provided by operating activities	1,538,373	31,623,008

Cash Flows From Investing Activities
Income producing property additions	(1,734,664)	(4,735,631)
Fixed asset additions	(16,581)	(177,853)

Net cash used in investing activities	(1,751,245)	(4,913,484)

Cash Flows From Financing Activities
Proceeds from borrowings	37,510,301	27,615,197
Repayment of borrowings	(39,113,959)	(44,409,772)
Payable to related parties, net	7,256,400	(14,511,263)
Capital distributions made	(1,782,586)	(189,000)

Net cash provided by (used in) financing activities	3,870,156	(31,494,838)

Net increase (decrease) in cash	3,657,284	(4,785,314)

Cash, beginning of year	973,763	5,759,077

Cash, end of year	$4,631,047	$973,763

Supplemental Disclosure of Non-Cash Transactions
(Decrease) increase in land capital distributions due to related party	$(444,975)	$3,632,082

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,888,988	$1,628,148

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Notes to Consolidated Financial Statements

1. Organization

Keystone/Intrawest L.L.C. (the "Partnership"), a limited liability company, also doing business as Keystone Real Estate Developments, was formed February 7, 1994. The Partnership was organized to acquire, own, develop, operate and sell real and personal property at the base of Keystone Resort in Keystone, Colorado.

Contributions and distributions are made by mutual agreement of the partners. Net income or losses are allocated according to the LLC agreement to the partners.

As real estate development projects are completed, Vail Summit Resorts, Inc. receives capital distributions for land it previously contributed to the Partnership. The Partnership has an option to receive additional land from Vail Summit Resorts as an additional land capital contribution valued at approximately $11,400,000. If the Partnership does not exercise the option, Vail Summit Resorts, Inc. may still contribute the remaining option land under certain circumstances.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and all related entities over which the Partnership is considered to have control, which includes Keystone/Intrawest Real Estate L.L.C. (a real estate brokerage company). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Risk

All sales and planned future development of the Partnership is concentrated within the Keystone, Colorado geographic area.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Partnership has restrictions on certain cash balances. Restricted cash consists of purchaser deposits and commercial lease security deposits.

Projects Under Development

Projects under development are stated at the lower of cost or net realizable value. Land acquisition costs and all costs which are directly related to construction are capitalized during the period of active development. Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Additionally, overhead and administrative costs are capitalized and allocated to projects under development.

Land Held for Development

Land held for development is stated at the lower of cost or net realizable value. Costs incurred in the acquisition, development and marketing of land are capitalized and allocated to the carrying value of the land.

Fixed Assets and Income Producing Property

Fixed assets and income producing property are stated at cost including certain internal costs directly associated with the acquisition and construction of such assets. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Office equipment	3-7 years
Buildings and improvements	5-15 years
Leasehold improvements	15 years
Income producing property	30 years

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Fainancial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Whenever events or circumstances indicate that the carrying value of Projects and Land Under Development may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs.

The Company also evaluates the carrying value of Income Producing Property whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company uses an estimate of the future undiscounted cash flows over the estimated remaining life of these assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of these assets, the assets are written down to their estimated fair values.

Goodwill

Goodwill was recognized in connection with the purchase of Keystone/Intrawest Real Estate L.L.C. and is being amortized over 20 years. Accumulated amortization at June 30, 2000 and 1999 was $40,084 and $33,584, respectively. Amortization expense for the years ended June 30, 2000 and 1999 was $6,500 and $6,500, respectively.

Other Assets

Other assets consist primarily of prepaid commissions and prepaid expenses.

Revenue Recognition

Revenues from real estate sales and brokerage commissions are recognized when consideration has been received, title, possession and other attributes of ownership have been transferred to the buyer, and the Partnership is not obligated to perform significant additional activities after the sale.

The Partnership leases commercial space to tenants under operating leases with various terms. Rental income is recognized as earned and is included in other income.

During the year ended June 30, 2000, the Partnership received related party developer fees of $1,125,000 from Keystone Resort, Inc. (a wholly-owned subsidiary of Vail Resorts, Inc.) for the successful completion of the construction of the River Course at Keystone Golf Club and ultimate sale of certain memberships by the owner of the golf club.

Brokerage Commissions

Commission revenue and expense on the consolidated income statements relate to sales of non-Partnership properties by Keystone/Intrawest Real Estate L.L.C. Commissions paid by the Partnership on sales of Partnership properties are included in cost of sales.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivable from related party, accounts payable, loans payable to related parties and notes payable approximates their fair value.

Income Taxes

No provision has been made in the financial statements for federal or state income taxes since any such taxes are the responsibility of the partners.

New Accounting Standards
The Partnership adopted Accounting Standards Executive Committee Statement of Position ("SOP") 98-5, which requires that all non-governmental entities expense start-up activities as incurred, in fiscal 2000. The adoption of this SOP had no material effect on the Partnership's financial statements.

3. Related Party Transactions

The Partnership has an agreement with one of its partners, Intrawest Resorts, Inc., whereby that partner manages the operations, development and construction activities of the Partnership's properties for a fee as defined in a management agreement. The Partnership incurred $3,246,481 and $1,766,115 in fees and interest under this agreement during the years ended June 30, 2000 and 1999, respectively.

The payable to related parties on the Partnership's consolidated balance sheet consists primarily of accrued management fees due to Intrawest Resorts, Inc. and land capital distributions due to Vail Summit Resorts, Inc.

The Partnership entered into an agreement with one of its partners in fiscal 1998, Vail Summit Resorts, Inc., to construct a golf course at Keystone Resort. The Partnership pays all costs of construction and is reimbursed for the first 72% of these costs by the partner. The golf course will be owned by the partner while the Partnership will develop and sell the adjacent lots. At June 30, 2000 and 1999, the Partnership had incurred golf course development costs of approximately $-0- and $265,000, respectively, which had not yet been reimbursed. The Partnership also is entitled to receive a related party developer fee from Vail Summit Resorts, Inc. For the year ended June 30, 2000, the Partnership recognized $1,125,000 in related party developer fee revenue. Revenue is recognized upon the sale of the memberships, as the Partnership has no future obligations with regard to the operation of the golf course. At June 30, 2000, the Partnership had a receivable from Vail Summit Resorts, Inc. of $750,950 for golf course memberships sold prior to June 30, 2000.

4. Income Producing Property

A summary of income producing properties, at cost, as of June 30 is as follows:

	2000	1999

Jackpine/Blackbear rental property - building	$4,206,096	$4,206,096
Jackpine/Blackbear rental property - land	133,540	133,540
Arapahoe rental property - building	2,471,312	2,471,312
Arapahoe rental property - land	90,039	90,039
Silver Mill rental property - building	7,144,323	7,144,323
Silver Mill rental property - land	250,186	250,186
Buffalo/Dakota rental property - building	4,612,420	4,612,420
Buffalo/Dakota rental property - land	155,010	155,010
Expedition Station rental property - building	1,672,151	--
Expedition Station rental property - land	62,513	--

	20,797,590	19,062,926
Less accumulated depreciation	(1,758,404)	(1,125,355)

	$19,039,186	$17,937,571

Depreciation expense for the year ended June 30, 2000 and 1999 was $633,049 and $537,624, respectively.

5. Fixed Assets

A summary of fixed assets, at cost, as of June 30 is as follows:

	2000	1999

Office equipment	$240,682	$273,477
Buildings and improvements	627,595	1,060,890
Leasehold improvements	113,390	113,390

	981,667	1,447,757
Less accumulated depreciation	(298,071)	(653,676)

	$683,596	$794,081

Depreciation expense for the year ended June 30, 2000 and 1999 was $127,086 and $133,495, respectively.

6. Notes Payable and Loans Payable to Related Parties

Notes payable and loans payable to related parties as of June 30 consisted of the following:

	2000	1999

Note payable to US Bank. The interest rate is LIBOR plus 2.25%. The loan commitment has a maximum available credit of $38,100,000. The maturity date is July 31, 2001.	$6,248,085	$--

Note payable to Norwest Bank. The note is collateralized by land and real property associated with the Expedition Station project. The interest rate is 8%. The loan commitment has a maximum available credit of $19,700,000. The maturity date was July 31, 2000 and has been paid off.	--	7,260,388

Line of credit payable to Wells Fargo Bank. The line is collateralized by land and the guarantee of Intrawest Corporation. The interest rate is prime plus 1%. The loan commitment has a maximum available credit of $12,000,000 through August 31, 2000 and matures on August 31, 2000.	7,926,992	8,411,440

Note payable to Norwest Bank. The note is collateralized by the commercial property in the Jackpine, Blackbear and Arapahoe projects and the guarantee of Intrawest Corporation. The interest rate is 9%. The loan commitment has a maximum available credit of $4,450,000 and matures August 15, 2000.	4,180,037	4,286,924

Uncollateralized loans payable to the partners. The interest rate is prime plus 2%.	21,880,027	13,746,552

Total notes payable and loans payable to related parties	$40,235,141	$33,705,304

At June 30, 2000, the prime rate was 9.50% and the LIBOR rate was 6.65%. The Partnership also has letters of credit which expire at various times during the next two years for the benefit of the Board of County Commissioners of Summit County, Colorado of $2,023,733 at June 30, 2000.

7. Interest Activity

Information related to interest costs incurred for the years ended June 30, 2000 and 1999 is as follows:

	2000	1999

Interest capitalized in property under development,
beginning of year	$5,468,508	$4,710,855
Interest incurred	4,010,850	3,956,986
Interest expensed	(1,247,598)	(657,455)
Previously capitalized interest included in cost of sales	(2,340,001)	(2,541,878)

Interest capitalized in property under development, end of year	$5,891,759	$5,468,508

8. Leases

The Partnership has minimal short-term operating leases for certain office equipment and an automobile. The administration office is leased from a related party at $1,000 per month on a month-to-month basis. In addition, a brokerage office is leased from a related party at $4,268 per month.

9. Future Minimum Rental Income

The Partnership leases out commercial shop space in its projects under operating leases with various terms. Future minimum rental income due under the terms of noncancelable operating leases, assuming no new or renegotiated leases or option extensions or terminations, is as follows:
2001	$683,758
2002	591,974
2003	464,045
2004	405,842
2005	317,417
Thereafter	270,975

$2,734,011

10. Commitments and Contingencies

The Partnership is named as a defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Partnership is denying the allegations made against it and is vigorously defending against them. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that the suits will not result in liabilities to such extent that they would materially affect the Partnership's financial position or results of operations.