Form 10-K
period 2002-07-31
VAIL RESORTS INC
filed 2002-10-29
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K. --ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[Fee Required]
For the fiscal year ended	July 31, 2002

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
[No Fee Required]
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(970) 476-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $448.9 million on October 14, 2002, and was calculated using the per share closing price thereof on the New York Stock Exchange Composite Tape. As of October 14, 2002, 35,182,541 shares were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,742,707 shares were Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Annual Meeting of Shareholders to be held December 9, 2002 is incorporated by reference herein into Part III, Items 10 through 13.

This Form 10-K constitutes the Annual Report on Form 10-K for the following subsidiaries:

Entity	IRS Employer Identification No.	Year Ended
Larkspur Restaurant & Bar, LLC	84-1510919	July 31, 2002
RockResorts International, LLC	84-1606606	July 31, 2002

This Form 10-K also constitutes an Interim Report for the following subsidiary:

Entity	IRS Employer Identification No.	Interim Period Ended
JHL&S LLC	83-0332983	July 31, 2002

Financial statements have been included for the following equity method investee:

Entity	IRS Employer Identification No.	Year Ended
Keystone/Intrawest, LLC	84-1438490	June 30, 2002

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions.

Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, among others, economic downturns; terrorist acts upon the United States; unfavorable weather conditions; our ability to obtain financing on terms acceptable to us to finance our capital expenditure and growth strategy; our ability to develop our resort and real estate operations; competition in our mountain and lodging businesses; our reliance on government permits for our use of federal land; our ability to integrate and successfully operate future acquisitions; and adverse changes in the real estate market. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Annual Report on Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. We will not update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1.  BUSINESS

General

Vail Resorts, Inc. was organized as a holding company in 1997 and operates through various subsidiaries (collectively, the "Company"). The Company's operations are grouped into three segments: Mountain, Lodging, and Real Estate, which represented approximately 66%, 24%, and 10%, respectively, of the Company's revenues for the 2002 fiscal year. As a result of a change in the Company's business operations, the Company stopped reporting Technology as a separate segment as of April 30, 2002. Effective with this filing, the Company has established two new segments, Mountain and Lodging in place of its former Resort segment. The Company's Mountain segment owns and operates five premier ski resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile. The Company's Lodging segment owns and/or manages a collection of luxury hotels, a destination resort at Grand Teton National Park, and a series of strategic properties located in proximity to the Company's mountain operations. The Company's Real Estate segment holds, develops, buys and sells real estate in and around the Company's resort communities. Financial information by segment is presented in Note 10, Segment Information, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Mountain Segment

The Company's portfolio of ski resorts currently includes:

  Vail Mountain ("Vail")--the largest single ski mountain complex in North America, currently ranked as the number one ski resort in North America by SKI magazine and the most visited ski resort in the United States for the 2001/02 ski season;
  Beaver Creek Resort ("Beaver Creek")--one of the world's premier family-oriented mountain resorts, currently ranked as the number five ski resort in North America by SKI magazine;
  Breckenridge Mountain ("Breckenridge")--an attractive destination resort with numerous après-ski activities and an extensive bed base, currently ranked as the number ten ski resort in North America by SKI magazine and the second most visited resort in the United States for the 2001/02 ski season;
  Heavenly Valley Ski Resort ("Heavenly")--the third largest ski resort in North America, currently ranked as the number fifteen ski resort in North America by SKI magazine; and
  Keystone Resort ("Keystone")--a year-round family vacation destination, currently ranked as the number nineteen ski resort in North America by SKI magazine.

The Company's mountain segment derives revenue primarily through the sale of lift tickets and passes. This revenue source is supported and augmented by a comprehensive package of amenities available to guests, including ski and snowboard lesson packages, retail and equipment rental outlets, a variety of dining venues, meeting and event planning services, private club operations, and other year-round recreational activities. In addition to providing extensive guest amenities, the Company also engages in commercial leasing of restaurant, retail and other commercial space, and real estate brokerage services.

Vail, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts. Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, tubing, mountain biking, golf, and other recreational activities.

The following paragraphs discuss certain ski industry related statistics. Colorado ski statistics are derived from information from Colorado Ski Country USA. Canadian ski statistics are from the Canadian Ski Council. U.S. and California ski statistics are derived from the Kottke National End of Season Survey 2001/02.

There are approximately 800 ski areas in North America and approximately 490 in the United States, ranging from small ski area operations which service day skiers to large resorts which attract both day skiers and destination resort guests looking for a comprehensive vacation experience. The primary ski industry statistic for measuring performance is "skier visit", defined as one person using a ski area for all or any part of a day or night, and includes both paid and complimentary access. During the 2001/02 ski season, combined skier visits for all North American ski areas were approximately 73.4 million, and U.S. skier visits approximated 54.4 million, a decline of approximately 3.4% and 5.1% from the record-breaking 2000/01 ski season, respectively. Including the approximate 831,000 skier visits reported by Heavenly for the 2001/02 season, the Company's ski resorts had 5.6 million skier visits during the 2001/02 ski season, or slightly over 10% of U.S. skier visits, and an approximate 7.6% share of the North American market's ski visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs metropolitan areas), accessibility from Denver International Airport, Vail/Eagle County Airport and Colorado Springs Airport, and the wide range of amenities available at each resort. Colorado has approximately 25 ski areas, eight of which are classified as "Front Range Destination Resorts", catering to both the Front Range and destination skier markets. All Colorado ski resorts combined recorded approximately 11.1 million skier visits for the 2001/02 ski season, down approximately 4.6% from the 2000/01 ski season. Skier visits at the Company's Colorado ski resorts totaled more than 4.7 million, and accounted for approximately 68% of total Colorado skier visits in the Front Range Destination Resort market and 42.3% of all Colorado skier visits for the 2001/02 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento, Reno and Tahoe City and approximately 200 miles from San Francisco, making it a convenient destination for driving and for destination guests using one of two major area airports. Lake Tahoe is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings. Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. Lake Tahoe has approximately 13 ski resorts with 182 ski trails on more than 8,000 total resort acres. Heavenly recorded 831,000 skier visits for the 2001/02 ski season, capturing 11.3% of California's 7.3 million total skier visits for the ski season.

The ski resort industry has undergone a period of consolidation in recent years, as the cost of capital improvements and infrastructure required to remain competitive has increased. As a result, the 2001/02 season marked the lowest number of operating resorts in the U.S. in at least 20 seasons. Despite this consolidation, the industry remains highly fragmented, as no other single resort operator accounted for more than 10% of the United States' 54.4 million skier visits during the 2001/02 season. The Company believes that the consolidation trend will continue, and as such the Company will continue to selectively review and pursue those acquisition opportunities which the Company believes will advance its strategy and provide attractive investment returns.

The ski resort industry is highly competitive. The Company competes with other ski areas throughout the United States, and worldwide, as well as with other non-ski vacation destinations for guests. The Company's major U.S. competitors include ski resorts in Utah, New England and other major Colorado and Lake Tahoe ski areas including the Aspen area resorts, Copper Mountain, Crested Butte, Steamboat Springs, Telluride, Winter Park, Squaw Valley and Northstar at Tahoe. Ski resorts compete for skiers in a variety of categories, including terrain, challenge, grooming, service, lifts, accessibility, value, weather/snow and on- and off-mountain amenities. The Company's resorts consistently rank in the top 20 ski resorts in North America according to industry surveys. In recent years, the ski industry has also seen increased competition from beach resorts, golf resorts and amusement parks.

The Company's ski resorts compete effectively in all categories with respect to attracting day skiers and destination guests for the following reasons:

  The Company has some of the most expansive and varied terrain of any resort in North America--Vail alone offers 5,289 skiable acres. The Company's five ski resorts offer over 15,600 skiable acres, with substantial offerings for beginner, intermediate and advanced skiers.
  The Company has added Heavenly to its ski portfolio for the 2002/03 ski season and has expanded primarily intermediate skier terrain at Breckenridge for the 2002/03 season to include 165 acres of new trails on Peak 7 accessed by a new high speed lift.
  The Company's locations in the Colorado Rocky Mountains and the Sierra Nevada Mountains provide average yearly snowfall of between 20 and 30 feet, which is significantly higher than the average for all U.S. ski resorts.
  The Company's Colorado resorts are proximate to both Denver International Airport and Vail/Eagle County Airport, and Heavenly is proximate to both Reno/Tahoe International Airport and Sacramento International Airport. This provides ease of access to the Company's resorts for destination visitors.
  The Colorado Front Range market, with a population of approximately 3.6 million is within a two-hour drive from each of the Company's Colorado resorts, with access via a major interstate highway.
  Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay area, with a combined population of 8.7 million.
  The Company continues to invest in the latest technology in ticketing and snowmaking systems, and the Company has one of the most extensive fleets of grooming equipment in the world.
  The Company systematically replaces lifts and in the past several years the Company has installed 13 high-speed four-passenger chairlifts across its resorts, a state-of-the-art gondola in Vail, a high-speed six-passenger lift at Keystone, and a double-loading high-speed six-passenger chairlift at Breckenridge.
  The Company provides a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.
  The Company's ten hotels and inventory of over 2,000 managed condominiums (included in the operations of the Lodging segment) located in proximity to the Company's Colorado ski resorts provide accommodation options for all guests, with a variety of prices ranging from high upscale to more affordable, to appeal to the varied needs of guests and families.
  The Company is an industry leader in providing on- and off-mountain amenities, including substantial full-service retail and equipment rental facilities, our Adventure Ridge and Adventure Point mountain-top activities centers, and resort-wide charging, which enables guests to use a lift ticket product to make purchases at many resort facilities.
  The Company's innovative frequent guest programs and extensive array of lift ticket products at varied price points provide value to guests.
  The Company is strongly committed to providing quality guest service, from best-of-class ski and snowboarding schools, to teams of on-mountain hosts and new technology centers, where guests can try the latest technical innovations in equipment. The Company solicits guest feedback through extensive use of surveys, which the Company utilizes to ensure high levels of customer satisfaction.
  The Company continually upgrades and expands available services and amenities through capital improvements and real estate development activities. Current projects include the revitalization of the primary portal to Vail Mountain known as Vail's "Front Door", planning new villages at the base of Breckenridge's Peaks 7 and 8, preparing for the redevelopment of the Lionshead base area and other land holdings within the Town of Vail, upgrading dining, snowmaking, and lift services at Heavenly and additional planning and development projects in and around each of the Company's resorts. The Company must obtain a variety of necessary approvals for these projects before the Company can proceed with its plans.

The Company promotes its resorts through an extensive marketing and sales program, which includes print media advertising in ski industry and lifestyle publications, direct marketing to a targeted audience, promotional programs, loyalty programs which reward frequent guests, and sales and marketing directed at attracting groups, corporate meetings, and convention business. Additionally, the Company markets directly to many of its guests through its websites, which provide visitors with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein). The Company continues to enhance its website and Internet capabilities, which will provide the opportunity to improve the overall guest experience and more successfully market the Company's resorts as use of the Internet grows as a vacation-planning tool.

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in early November and running through April. In an effort to counter-balance the concentration of revenues in the winter months, the Company offers many non-ski season attractions, such as golf, tennis, guided fishing, float trips, and mountain biking.

Lodging Segment

The Company's Lodging segment includes the following operations:

  RockResorts International LLC ("RockResorts")--a luxury hotel management company with a portfolio of five Company-owned and five managed resort hotels with locations across the U.S.,
  Grand Teton Lodge Company ("GTLC")--a summer destination resort with three resort properties in Grand Teton National Park and Jackson Hole Golf & Tennis Club near Jackson, WY, the operations of eight independently flagged Company-owned hotels and condominium management operations in and around the Company's Colorado ski resorts, and the operations of six resort golf courses.

The lodging segment includes over 4,700 hotel and condominium rooms in seven states. All of the Company's resort hotels are mid-size and offer a wide range of services to guests.

The Company's portfolio of luxury and resort hotels currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
Lodge at Rancho Mirage	Rancho Mirage, CA	Own	240
Cheeca Lodge & Spa	Florida Keys, FL	Manage	203
The Equinox	Manchester Village, VT	Manage	183
The Lodge at Vail	Vail, CO	Own	171
Snake River Lodge & Spa[1]	Teton Village, WY	Joint Venture	167
La Posada de Santa Fe	Santa Fe, NM	Manage	159
The Keystone Lodge	Keystone, CO	Own	152
Rosario Resort & Spa	San Juan Islands, WA	Manage	115
The Pines Lodge	Beaver Creek, CO	Own	60
Casa Madrona	Sausalito, CA	Manage	65

Other Hotels:
Vail Marriott Mountain Resort	Vail, CO	Own	346
Ritz-Carlton, Bachelor Gulch[2]	Beaver Creek, CO	Joint Venture	237
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Own	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Own	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Own	37
Inn at Keystone	Keystone, CO	Own	103
The Great Divide	Breckenridge, CO	Own	208
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Inn at Beaver Creek	Beaver Creek, CO	Own	42
Ski Tip Lodge	Keystone, CO	Own	10

1 Snake River Lodge & Spa is a 51%-owned fully consolidated joint venture.

2 The Ritz-Carlton, Bachelor Gulch is near completion and is expected to open in time for the 2002/03 ski season. The Company has a 49% equity-method investment in the joint venture.

The Company acquired the RockResorts brand in November 2001 as a basis for uniting our unique luxury resorts in North America that complement the Company's world-class ski resort properties and to serve as a platform for our future growth. In connection with the acquisition of the RockResorts brand the Company received the management contracts for five leading resort hotels with a total of 725 rooms across the United States: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada de Santa Fe Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington and Casa Madrona in Sausalito, California. The Company also re-flagged five of our existing luxury hotels with a total of 790 rooms as RockResorts: The Lodge at Vail, The Keystone Lodge, The Pines Lodge at Beaver Creek, Snake River Lodge & Spa in Teton Village, Wyoming and the Lodge at Rancho Mirage in the Palm Springs area of California. The Company's ten hotel properties currently under the RockResorts brand provide the Company with a presence throughout the United States, with 1,515 rooms in the aggregate.

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as upper-upscale, upscale, midscale and economy. The service quality and level of accommodations of the Company's resort hotels place them in the upper-upscale segment of the hotel market, which represents hotels achieving the highest average daily rates ("ADR") in the industry, and includes such brands as the Ritz-Carlton, Four Seasons and Westin hotels. The upper-upscale segment consists of over 605,000 rooms at over 1,670 properties worldwide as of July 2002, according to Smith Travel Research. During fiscal 2002, our owned hotels had an overall average ADR of $161.37 and paid occupancy rate of 59.3%, while the upper-upscale industry segment's average for the same period was ADR of $140.15 and occupancy of 64.0% (according to Smith Travel Research).

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. The Company's properties compete with other hotels and resorts, including facilities owned by local interests and facilities owned by national and international chains, in their geographic markets, including such brands as Ritz-Carlton, Four Seasons, Westin, Hyatt and Marriott hotels. The Company's lodging strategy, through RockResorts, is focused on the resort hotel niche within the upper-upscale market. The Company believes it is highly competitive in this niche for the following reasons:

  All of the Company's hotels are located in highly desirable resort destinations.
  The Company's hotel portfolio has achieved some of the most prestigious hotel designations in the world, including three hotels designated as Leading Hotels of the World, four designated as Preferred Hotels & Resorts, two designated Historic Hotels of America and one designated as a Small Luxury Hotel.
  The RockResorts brand is an established brand name with a rich tradition associated with high quality luxury resort hotels.
  The Company's hotels are designed to provide a look that feels indigenous to their resort surroundings, enhancing the guest's vacation experience.
  Each of the Company's hotels provides a wide array of amenities available to the guest including access to world-class ski and golf resorts, spa facilities, water sports and a number of other outdoor activities as well as highly acclaimed dining options.
  Conference space with the latest technology is available at most of the Company's hotels; in addition, guests at Keystone Resort can use the Company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space.
  The Company has a central reservations system in Colorado which leverages off of its ski resort reservations system, and has implemented the first phase of a web-based central reservation system that provides guests with the ability to plan their entire vacation online. Non-Colorado properties are served by a central reservations system and global distribution system provided by a third party, Pegasus Solutions.
  The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvement. Capital for non-owned properties is provided by the owners of the properties. Recent and planned projects include the renovation of the lobby and guestrooms of the Vail Marriott, renovation of the public spaces, guestrooms and lobby of the Lodge at Rancho Mirage in order to better reflect the California desert setting of the hotel, the planned construction of a new spa at the Lodge at Vail in connection with the "Front Door" project in Vail, construction of a new spa and ballroom at The Equinox, the expansion of Casa Madrona, which nearly doubled the number of rooms available and included a new spa and restaurant, the renovation of nine beach-front rooms at Cheeca Lodge, and the ongoing renovation of the mansion at Rosario Resort (subject to receipt of final approvals).

The Company promotes its luxury and resort hotels by using its marketing network initially established at the Company's mountain resorts. The Company's marketing network includes local, national, and international travel relationships which provide the Company's central reservation systems with a significant volume of transient customers. The hotels and the Company have an active sales force which generates conference and group business. The Company is leveraging its marketing network and group and conference coordination skills to maximize lodging revenues.

The Company also owns and operates Grand Teton Lodge Company ("GTLC"), which was the Company's first resort with a predominantly summer operating season. GTLC is based in the Jackson Hole Valley in Wyoming and operates within Grand Teton National Park under a concessionaire contract with the National Park Service, which will be subject to competitive renewal next year. GTLC also owns and operates the Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of Grand Teton National Park. GTLC's operations within the Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are over 375 areas within the National Park System covering more than 83 million acres across the United States and its territories. Of the over 375 areas, approximately 55 are classified as National Parks. There are more than 630 National Park Service concessionaires, ranging from small privately held businesses to large corporate conglomerates. The National Park Service uses "recreation visits" to measure visitations within the National Park System. In calendar 2001, areas designated as National Parks received over 87 million recreation visits. Grand Teton National Park, which spans approximately 310,000 acres, had 4.0 million recreation visits during calendar 2001, or approximately 5% of total National Park recreation visits. Four concessionaires provide accommodations within the Park, including GTLC. GTLC offers three lodging options within the Park: Jackson Lake Lodge, a full-service 385-room resort with conference facilities which can accommodate up to 650 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a family-oriented facility with 166 log cabins, 66 tent cabins, and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided park tours. Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's resorts within the Park operate near full capacity during their operating season.

The Company is a minority partner in a joint venture that is constructing the Ritz-Carlton, Bachelor Gulch in Beaver Creek, which is expected to be completed at the beginning of the 2002-03 ski season. The 237-room hotel will feature a 20,000 square foot spa and fitness center, ski rental, retail space, restaurants, meeting space and an exclusive members' lounge for the Bachelor Gulch Club. Twenty-one privately owned luxury penthouse residences, all of which are closed or currently under contract, are also being built above the hotel.

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC and certain managed properties as noted above).

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado and in the Jackson Hole Valley in Wyoming. The Company's real estate operations include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings. In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's mountain resort and lodging operations through (1) the creation of additional resort lodging which is available to guests, (2) the ability to control the architectural theming of the Company's resorts, (3) the creation of unique facilities and venues (primarily restaurant and retail operations) which provide the Company with the opportunity to create new sources of recurring revenue and (4) the expansion of the Company's property management and brokerage operations, which are the preferred providers of these services for all developments on our land.

The Company facilitates the development and sale of its real estate holdings by using cash generated from the development activities of Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of the Company, to make mountain improvements, such as ski lifts, snowmaking equipment and trail construction. While these mountain improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit mountain and lodging operations. VRDC seeks to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling developed and entitled land to third party developers for cash payments prior to the commencement of construction, while retaining approval of the development plans as well as an interest in the developer's profit. The Company also typically retains the option to purchase at cost any retail/commercial space created in a development. The Company is able to secure these benefits from third-party developers because of the high property values and strong demand associated with property in close proximity to the Company's mountain resort facilities. In some cases, VRDC develops the Company's real estate holdings itself and may adopt this model more in the future for some planned projects at the base of the Company's ski resorts.

VRDC's principal activities include (1) the sale of single-family homesites to individual purchasers, (2) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, lodge and mixed use developments, (3) the zoning, planning and marketing of new resort communities (such as Beaver Creek, Bachelor Gulch Village, Red Sky Ranch and Arrowhead), (4) arranging for the construction of the necessary roads, utilities and mountain infrastructure for new resort communities, (5) the development of certain mixed-use condominium projects which are integral to the Company's mountain resort and lodging operations (such as properties located at a main base facility) and (6) the purchase of selected strategic land parcels, which we believe can augment our existing land holdings or resort operations.

Our current development activities are focused on (1) continued work on the Vail "Front Door" redevelopment, (2) preparing for the redevelopment of the Lionshead base area and other land holdings located within the Town of Vail, (3) the infrastructure for the Breckenridge Timber Trail single-family homesite development, (4) the Jackson Hole area residential and golf development, and (5) additional planning and development projects in and around each of the Company's resorts.

Employees

The Company currently employs approximately 4,700 year-round and 10,100 seasonal employees. The Company's managed RockResorts properties currently employ 890 year-round and 220 seasonal employees. Approximately 1% of the seasonal employees are unionized. We consider our employee relations to be good.

Regulation and Legislation

The Company has been granted the right to use federal land as the site for ski lifts and trails and related activities, under the terms of permits with the United States Forest Service. The Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. While virtually all of the skiable terrain on Vail Mountain, Breckenridge, Heavenly and Keystone is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the Bachelor Gulch and Arrowhead Mountain areas, is located on Company-owned land.

The U.S. Army Corps of Engineers alleged in 1999 that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. Subsequently, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered the Company to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to the restoration plan approved by the EPA. The EPA is considering enforcement action, and settlement discussions between the EPA and the Company are continuing. Although the Company cannot guarantee a particular result, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial condition or results of operations.

In August 1998, the Company received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. As part of that process, certain federal agencies expressed concern about the analysis of potential future development on private land that the Company owns at the base of Peak 7. In response to an administrative appeal of the Forest Service approval decision by certain individuals and groups, the Regional Forester upheld the approval of the Peak 7 and 9 projects in November 1998. The Forest Service subsequently reviewed the Company's proposed changes to develop gondola access to the Peak 7 base area and to move the lower terminal of the lift servicing the terrain and base area from public lands to private land owned by the Company. Based on an interdisciplinary review of the proposed changes, the Forest Service determined in September 2000 that the new information and changes to the proposal did not require an update or revision of the 1998 Environmental Assessment or decision notice. The U.S. Army Corps of Engineers considered the development of the base facilities on private land and the ski area improvements on public land as combined actions and issued one permit for the combined projects. The permit contains strict conditions related to the permissible impact to wetlands connected with the real estate project. Part of the trail and mountain improvements on Peak 7 have been completed and the new trails were open for skiing for the 2001/02 ski season, although the trails will not be directly served by new chairlift access until the 2002/03 ski season. In May 2002, the Company signed a Preliminary Agreement with the Town of Breckenridge, which allows us to proceed with the review of the Master Plan with specified density. In September 2002, the town approved a Development Agreement which allows the Planing Commission to review our Master Plan amendment with certain components that would otherwise have varied from the town's Development Code. The amended Master Plan has been submitted to the town and is in the review process.

In 1997, the Company sought approval from the Forest Service and other agencies to develop chairlifts, associated skiing terrain, and snowmaking in Jones Gulch, which is located within the current Keystone permit area. In April 2002, the Company modified the area of its requested development known as the Ski Tip Portal. This development will be the subject of an environmental review, and work continues in this effort. Other agencies will conduct related reviews. The initial issues include the potential effect of the expansion on wildlife and water quality, and it is possible that the future resolution of these issues could affect whether, in what form, and under what conditions the project is approved. In December 1998, the U.S. Army Corps of Engineers notified Keystone that it had preliminarily determined that the wetlands permit for Keystone's snowmaking diversion limits such diversions to 550 acre-feet annually. The Company requested that the permit be modified to allow Keystone to withdraw up to 1,350 acre-feet annually for snowmaking and in April 2000, the U.S. Army Corps of Engineers approved our request, subject to certain conditions which the Company believes can be satisfied. In March 2000, the Company announced that Keystone and the Forest Service would conduct a joint water quality study of snowmaking at Keystone. The study was completed and indicated that levels of tested metals were well within water quality standards.

In the spring of 2000, the Company submitted a proposal to the Forest Service concerning additional snowmaking at Vail Mountain and race facility expansion at Golden Peak. The Company withdrew this proposal in lieu of plans to make a new proposal. The Company intends to submit, after resolution of the White River National Forest Plan appeals process, a proposal to combine additional snowmaking and race facilities at Golden Peak, with a new master plan for the "front side" of Vail Mountain. Also, the Company is in the process of a land exchange with the Forest Service involving land at the base of Vail Mountain at the Vista Bahn chairlift in connection with one of the Company's development projects. In addition, the Company submitted a separate proposal to the U.S. Forest Service concerning a proposed Beaver Creek gondola, a portion of which would cross public lands on Beaver Creek Mountain within our existing permit boundaries. Analysis is ongoing, the draft environmental assessment has been completed, but no decision has been made.

The White River National Forest Plan was issued by the Forest Service in the summer of 2002, which affects all federal lands within the White River National Forest. The Company, and several other interested parties, including environmental groups with positions opposed to many positions supported by the Company, have filed administrative appeals of the Plan to the Chief of the Forest Service. It is impossible to predict the final outcome or time it will take to resolve the appeals. However, resolution of one or more matters under appeal by the Company and others in ways opposed to the Company's positions could have a material adverse impact on the Company.

Certain of the Company's resort and lodging operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and U.S. Army Corps of Engineers approvals discussed above. In particular, the Company's operations are subject to environmental laws and regulations, and compliance with such laws and regulations may require expenditures or modifications of the Company's development plans and operations in a manner that could have a detrimental effect on it. There can be no assurance that new applications of existing laws, regulations, and policies, or changes in such laws, regulations, and policies, will not occur in a manner that could have a detrimental effect to the Company, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to the Company. Although the Company believes that it will be successful in implementing its development plans and operations in ways satisfactory to it, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (2) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. Vail Mountain operates under a unified permit for the use of 12,590 acres that expires October 31, 2031. Breckenridge operates under a Term Special Use Permit for the use of 3,156 acres that expires on December 31, 2029. Keystone operates under a Term Special Use Permit for the use of 5,571 acres that expires on December 31, 2032. Beaver Creek Mountain Resort operates under a Term Special Use Permit for the use of 2,695 acres that expires on December 31, 2038. The White River Forest Plan has or will affect the permit boundaries and areas under the permits at all of the Company's Colorado resorts, although these changes are not material to the Company's plans. Heavenly Ski Resort operates under a Ski Area Term Special Use Permit from the Forest Service, which covers 7,050 acres and is administered by the Lake Tahoe Basin Management Unit. The permit runs through 2042. In addition, Heavenly operates four separate base areas, all of which are located on private lands. In 1996, the Heavenly Ski Area Master Plan was approved by the Forest Service, the Tahoe Regional Planning Agency and the underlying units of local government with jurisdiction. The Company is requesting revisions to the Master Plan to update certain components and address new and upgraded runs, lifts, lodges and other facilities. The Master Plan is required in order to expand or substantially modify the existing resort. The Amendment process is a multi-year process.

The Forest Service can terminate most of the Company's permits if it determines that termination is required in the public interest. However, to our knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permitee.

Prior to the Company's acquisition of Heavenly, the State of California Regional Water Quality Control Board, Lahontan Region, and the El Dorado County Department of Environmental Management required Heavenly's prior owner to conduct an environmental compliance cleanup at a vehicle maintenance facility at Heavenly. This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998. The required remediation is ongoing and will be substantially completed at the end of this year.

For use of our permits, we pay a fee to the Forest Service ranging from 1.5% to 4.25% of sales occurring on Forest Service land. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.

GTLC operates three resort properties within Grand Teton National Park under a concession contract with the National Park Service. The Park Service has notified us of its intent to extend the expiration date of the concession contract until December 31, 2003. The contract renewal is subject to a competitive bidding process under the final rules promulgated earlier this year to implement the concession provisions of the National Park Omnibus Management Act of 1998. The renewal process is expected to occur during calendar 2003. The renewal provision of the new regulation is less favorable to the existing concessionaire than the comparable provision under the old regulation. The Company cannot predict or guarantee its prospects for renewal, although the Company believes it will be well positioned to obtain the renewal of the contract on satisfactory terms. Should the Company not receive the renewal of the concession contract, it would be compensated for the value of our "possessory interest" in the assets of the three resort properties operated under the concession contract, which is generally defined as the reconstruction cost of such assets less depreciation.

ITEM 2. PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company:

Location	Ownership	Use
Arrowhead Mountain	Owned	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Avon	Owned	Real estate held for sale or development
Avon	Owned	Warehouse and commercial facility
Bachelor Gulch Village	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain (2,695 acres)	Term Special Use Permit	Ski trails
Beaver Creek Resort	Owned	Golf course, commercial space, employee housing and residential spaces
Breckenridge Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Breckenridge Mountain (3,156 acres)	Term Special Use Permit	Ski trails
Colter Bay Village	Concessionaire contract	Lodging and resort operations, dining
Great Divide Lodge	Owned	Lodging, dining and conference facilities
Heavenly Valley Ski Resort	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Heavenly Mountain (7,050 acres)	Term Special Use Permit	Ski trails
Inn at Beaver Creek	Owned	Lodging, dining and conference facilities
Inn at Keystone	Owned	Lodging, dining and conference facilities
Jackson Hole Golf and Tennis Club	Owned	Golf course, tennis facilities, dining, real estate held for sale or development
Jackson Lake Lodge	Concessionaire contract	Lodging and resort operations, dining, conference facilities
Jenny Lake Lodge	Concessionaire contract	Lodging and resort operations, dining
Keystone Conference Center	Owned	Conference facility
Keystone Lodge	Owned	Lodging and resort operations
Keystone Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Keystone Mountain (5,571 acres)	Term Special Use Permit	Ski trails
Keystone Ranch	Owned	Golf course and restaurant facilities
Keystone Resort	Owned	Resort operations, dining, commercial space, conference facilities, real estate held for sale or development
Red Sky Ranch	Owned	Golf course under construction and real estate held for sale and development
River Course at Keystone	Owned	Golf course and club
Seasons at Avon	Leased	Corporate offices
Ski Tip Lodge	Owned	Lodging and dining facilities
Snake River Lodge & Spa	51%-owned	Lodging, dining, conference and spa facilities
The Lodge at Rancho Mirage	Owned	Lodging, dining, golf and spa facilities
The Lodge at Vail	Owned	Lodging, dining and conference facilities, real estate held for sale or development
The Pines Lodge at Beaver Creek	Owned	Lodging and dining facilities
The Ritz-Carlton, Bachelor Gulch	49%-owned	Lodging, dining, conference and spa facilities (opening fall 2002)
Vail Marriott Mountain Resort	Owned	Lodging, dining, conference and spa facilities
Vail Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Vail Mountain (12,590 acres)	Term Special Use Permit	Ski trails
Village at Breckenridge	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	51.2%-owned	Over 100 retail stores for recreational products

The Vail Mountain and Beaver Creek Mountain Forest Service Permits are encumbered as security under the Eagle County Industrial Development Bonds, and the Forest Service Permits for the Colorado resorts similarly are encumbered as collateral for the Bank Credit Agreement. Many of the Company's properties are used across all segments in complimentary and interdependent ways.

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

The U.S. Army Corps of Engineers alleged in 1999 that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. Subsequently, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered the Company to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to the restoration plan approved by the EPA. The EPA is considering enforcement action, and settlement discussions between the EPA and the Company are continuing. Although the Company cannot guarantee a particular result, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial condition or results of operations.

In September 2002, the Company's subsidiary that is the 50% member of the Intrawest/Keystone LLC filed suit in Delaware Chancery Court against the Intrawest member and related Intrawest entities. The suit alleges, among other things, breach of contract against the Intrawest member and seeks injunctive and other relief. The Company believes that the announcement by Intrawest Corporation of its plans to enter into a long term lease with the City and County of Denver to operate the Winter Park ski area and develop real estate in and around the base of Winter Park violates the covenant not to compete in real estate development projects in certain locations in Colorado, unless certain conditions are met. No answer has yet been filed. It is too early and impossible to predict the outcome of the lawsuit, or the effect of the suit on the ongoing business of the Intrawest/Keystone LLC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MTN". The Company's Class A Common Stock is not listed on any exchange and is not publicly traded. Class A Common Stock is convertible into Common Stock. As of October 14, 2002, 35,182,541 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock held by approximately three holders and 27,742,707 shares were Common Stock held by approximately 5,200 holders.

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

The following table sets forth, for the fiscal years ended July 31, 2002 and 2001, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of Vail Resorts, Inc. Common Stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2002
1st Quarter	$ 20.63	$ 12.95
2nd Quarter	18.80	16.20
3rd Quarter	21.80	14.76
4th Quarter	19.50	14.85

Year Ended July 31, 2001
1st Quarter	$ 21.88	$ 17.31
2nd Quarter	24.75	21.06
3rd Quarter	24.20	18.40
4th Quarter	22.00	18.40

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company's equity compensation plans as of July 31, 2002:

	(a)	(b)	(c)
	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
Plan category	warrants and rights	warrants and rights	future issuance
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders (1)	3,810	$ 19.67	324
Equity compensation plans not approved by security holders	--	--	--
Total	3,810	$ 19.67	324

(1)	Column (a) does not include 182,750 shares of restricted stock which are subject to vesting over the next two years.

The Company's stock-based compensation plans are described in Note 11, Stock Compensation Plans, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company for the periods indicated. The financial data for the fiscal years ended July 31, 2002, 2001, 2000 and 1999 and the ten-month fiscal period ended July 31, 1998 are derived from the Consolidated Financial Statements of the Company. The financial data for the fiscal years ended July 31, 2002, 2001, and 2000 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The data presented below are in thousands, except per share amounts and percentages.

					Ten-Month
					Fiscal Period
					Ended
	Fiscal Year Ended July 31,				July 31,
	2002(11)	2001(11)	2000(11)	1999(10) (11)	1998(1) (10) (11)

Statement of Operations Data:
Revenue:
Mountain	$ 400,478	$ 391,373	$ 373,786	$ 424,647	$ 336,547
Lodging	150,928	124,207	116,610	N/A	N/A
Real estate	63,854	28,200	48,660	36,878	73,722
Total net revenue	615,260	543,780	539,056	461,525	410,269
Operating expenses:
Mountain	309,201	298,014	284,136	346,936	222,201
Lodging	137,190	109,316	103,570	N/A	N/A
Real estate	51,352	22,971	42,066	34,386	62,619
Depreciation and amortization	67,027	65,478	61,748	53,569	36,838
Total operating expenses	564,770	495,779	491,520	434,891	321,658
Income from operations	50,490	48,001	47,536	26,634	88,611
Mountain equity investment income	1,977	1,514	2,713	2,413	N/A
Lodging equity investment loss	--	(1,245)	--	N/A	N/A
Real estate equity investment income	2,744	7,043	3,024	7,034	N/A
Income before cumulative effect of change in accounting principle	9,273	13,631	10,362	8,860	41,018
Net income	7,565	13,631	10,362	8,860	41,018
Diluted per share income before cumulative effect of change in accounting principle	$ 0.26	$ 0.39	$ 0.30	$ 0.26	$ 1.18
Diluted per share net income	$ 0.21	$ 0.39	$ 0.30	$ 0.25	$ 1.18
Other Data:
Mountain
Mountain EBITDA (2)	$ 93,254	$ 94,873	$ 92,363	N/A	N/A
Mountain EBITDA margin (4)	23.2%	24.1%	24.5%	N/A	N/A
Skier visits(8)	4,732	4,975	4,595	4,606	4,717
Lodging
Lodging EBITDA (3)	$ 13,738	$ 13,646	$ 13,040	N/A	N/A
Lodging EBITDA margin (4)	9.1%	11.1%	11.2%	N/A	N/A
Resort
Resort EBITDA (7)	$ 106,992	$ 108,519	$ 105,403	$ 80,124	$ 114,346
Resort revenue per skier visit(9)	$ 106.53	$ 97.67	$ 100.96	$ 90.25	$ 71.35
Real Estate
Real estate EBITDA(5)	$ 15,246	$ 12,272	$ 9,618	$ 9,526	$ 11,103
Real estate held for sale and investment(6)	161,778	159,177	147,172	152,508	138,916
Balance Sheet Data
Total assets	1,447,710	1,188,128	1,135,481	1,094,548	912,122
Long-term debt (including current maturities)	602,786	388,380	394,235	398,186	284,014
Stockholders' equity	$ 507,268	$ 496,749	$ 476,361	$ 464,504	$ 462,624

(footnotes appear on following page)

Footnotes to Selected Financial Data:
(1)

The Company recently filed an Amendment to Form 10-K for the year ended July 31, 2001 which restates the Consolidated Financial Statements for the periods ended July 31, 2001, 2000 and 1999 for a change in accounting for club initiation fees and certain other adjustments. This report on Form 10-K reflects those restated results. The ten-month period ended July 31, 1998 is not presented on a restated basis in this Form 10-K.

(2)

Mountain EBITDA is defined as revenues from mountain operations plus mountain equity investment income less mountain operating expenses, including allocated corporate selling, general & administrative ("SG&A") expenses. Mountain EBITDA is not a term that has an established meaning underGAAP, and it might not be comparable to similarly titled measures reported by other companies. The information concerning mountain EBITDA is included because the Company believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Mountain EBITDA does not purport to represent cash provided by operating activities, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For information regarding our historical cash flows from operating, investing and financing activities, see our Consolidated Financial Statements included elsewhere in this Form 10-K.

(3)

Lodging EBITDA is defined as revenue from lodging operations plus lodging equity investment income less lodging operating expenses, including allocated corporate SG&A expenses. Lodging EBITDA is not a term that has an established meaning under generally accepted accounting principles ("GAAP"), and it might not be comparable to similarly titled measures reported by other companies. The information concerning lodging EBITDA is included because the Company believes it is an indicative measure of a lodging company's operating performance and is generally used by investors to evaluate companies in the lodging industry. Lodging EBITDA does not purport to represent cash provided by operating activities, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For information regarding our historical cash flows from operating, investing and financing activities, see our Consolidated Financial Statements included elsewhere in this Form 10-K.

(4)

The calculation of the EBITDA margin for both mountain and lodging includes equity investment income as part of total revenue. EBITDA margin is defined as applicable EBITDA divided by applicable total revenues.

(5)

Real estate EBITDA is defined as revenue from real estate operations plus real estate equity investment income less real estate costs and expenses, which include selling and holding costs, operating expenses, and an allocation of the land, infrastructure, mountain improvement and other costs relating to property sold. Real estate costs and expenses exclude charges for depreciation and amortization, as the Company has determined that the portion of those expenses allocable to real estate are not significant. Real estate EBITDA is not a term that has an established meaning under GAAP and it might not be comparable to similarly titled measures reported by other companies. For information regarding our historical cash flows from operating, investing and financing activities, see our Consolidated Financial Statements included elsewhere in this Form 10-K.

(6)

Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investments in real estate joint ventures.

(7)	Resort EBITDA is defined as Mountain EBITDA plus Lodging EBITDA.
(8)	A skier visit represents one guest accessing a ski mountain for all or any part of a day or night and includes both paid and complimentary tickets and ski passes.
(9)

Resort revenue per skier visit is calculated by combining revenue from both mountain and lodging (including equity investment income) and excludes revenue generated by GTLC, SRL&S, RockResorts and Lodge at Rancho Mirage from the calculation because those businesses do not support the Company's ski area operations.

(10)

As previously indicated, the Company established two new reporting segments as of July 31, 2002 which replaced the former Resort segment. The two new segments, mountain and lodging, represent the former Resort segment on a combined basis. The financial data presented herein for fiscal 1999 and 1998 does not reflect the new segmentation, and as such the amounts presented on the line items for mountain revenue, mountain operating expense and mountain equity income represent Resort revenue, Resort operating expense and Resort equity income for fiscal 1999 and 1998.

(11)

The following table sets forth the aggregate incremental revenue and net income related to businesses acquired during the respective year that might affect comparability between fiscal years (in thousands):

	Fiscal Year Ended July 31,
	2002	2001	2000	1999
Net revenue	$34,775	$2,482	--	$60,143
Net income (loss)	(737)	(510)	--	3,436

See Note 16, Acquisitions and Business Combinations, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information regarding acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is an analysis of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

The following discussion of the Company's financial performance makes reference to Mountain EBITDA and Lodging EBITDA. Mountain EBITDA is defined as revenues from mountain operations plus mountain equity investment income less mountain operating expenses. Lodging EBITDA is defined as revenues from lodging operations plus lodging equity investment income less lodging operating expenses. Mountain EBITDA and Lodging EBITDA are not terms that have an established meaning under generally accepted accounting principles ("GAAP"), and they might not be comparable to similarly titled measures reported by other companies. Information concerning Mountain EBITDA and Lodging EBITDA has been included because management believes it is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Mountain EBITDA and Lodging EBITDA do not purport to represent cash provided by operating activities, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For information regarding the Company's historical cash flows from operating, investing and financing activities see the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.

As a result of a change in the Company's business operations, the Company stopped reporting Technology as a separate segment on April 30, 2002. In addition, as of July 31, 2002, the Company has broken down its former Resort segment into two new reporting segments: Mountain, which includes the operations of the Company's ski resorts and related ancillary activities, and Lodging, which includes the operations of all of the Company's owned hotels, RockResorts, GTLC, condominium management, and golf operations.

Fiscal 2002 was highlighted by: 1) stronger than expected season pass sales, 2) increased ticket prices, 3) strong retail/rental sales, 4) lodging acquisitions, 5) conscious discounting of room rates at the Company's lodging properties near the Company's ski resorts to attract incremental vacationers, 6) soft visitation for group and corporate business stemming from the slow national economy and the events of September 11, 2001, 7) close management of costs while continuing to provide a high-quality guest experience, and 8) a greater than expected decline in international guests.

Despite below average ski season snowfall, the weak economy and nation-wide declines in leisure travel, fiscal 2002 mountain revenue was strong. Mountain revenue (including equity investment income) increased 2.4% for fiscal 2002 as compared to fiscal 2001, primarily driven by lift ticket revenue and "other" mountain revenue. Increased ticket prices and strong season pass sales led to record lift ticket revenues for the 2001/02 ski season. Although skier visits for the year were down 4.9% on a year-over-year basis, the decline is consistent with the declines in the Colorado and national markets, which had overall 2001/02 skier visit declines of 4.6% and 5.1%, respectively, compared to 2000/01.

Fiscal 2002 lodging revenue (including equity investment income) growth was generated primarily by the $29.4 million of revenue gained through the November and December acquisitions of RockResorts, Rancho Mirage and the Vail Marriott. On a "same-store" basis, lodging revenues declined 4.6% year-over-year due to the recession, slow rebound in the general U.S. travel industry following September 11, and the above-mentioned room rate discounting during the ski season.

The Company's real estate segment had an 89% increase in revenue (including equity investment income) for fiscal 2002 as compared to fiscal 2001 generated by the success of the Company's Red Sky Ranch and Arrowhead Mountain developments.

The Company believes that growth in revenue and EBITDA can be achieved in both the mountain and lodging segments in fiscal 2003, from the acquisitions made in fiscal 2002 as well as from same-store-growth. The Company also anticipates another strong year in real estate operations in fiscal 2003, as the high-end real estate sales market continues to hold its own. While the Company is optimistic regarding its growth prospects for 2003, there can be no assurance that such growth will be achieved. Adverse consequences to the Company's anticipated results could occur if the economic recessions continues or deepens and if the lodging and travel industries do not rebound and given the uncertainties of terrorism and war, whether real or just threatened.

Presented below is more detailed comparative data regarding the Company's results of operations for the following periods:

  fiscal year ended July 31, 2002 versus fiscal year ended July 31, 2001, and fiscal year ended July 31, 2001 versus fiscal year ended July 31, 2000.

Results of Operations

Fiscal Year Ended July 31, 2002 versus Fiscal Year Ended July 31, 2001 (dollars in thousands, except ETP amounts)

	Fiscal Year Ended
	July 31,			Percentage
	2002	2001	Increase	Increase
	(audited)

Mountain:
Mountain operating revenue	$ 400,478	$ 391,373	$ 9,105	2.3%
Mountain equity investment income	1,977	1,514	463	30.6%
Total mountain revenue	402,455	392,887	9,568	2.4%
Mountain operating expense	309,201	298,014	11,187	3.8%

Lodging:
Lodging operating revenue	$ 150,928	$ 124,207	$ 26,721	21.5%
Lodging equity investment loss	--	(1,245)	1,245	100.0%
Total lodging revenue	150,928	122,962	27,966	22.7%
Lodging operating expense	137,190	109,316	27,874	25.5%

Mountain revenue. The following discussion of mountain revenue covers revenue from operations as well as equity investment income. Mountain revenue for the fiscal years ended July 31, 2002 and 2001 is presented by category as follows:

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$161,923	$159,088	$ 2,835	1.8%
Ski school	46,000	46,427	(427)	(0.9)%
Dining	45,378	49,570	(4,192)	(8.5)%
Retail/rental	94,126	91,241	2,885	3.2%
Other	55,028	46,561	8,467	18.2%
Total mountain revenue	$402,455	$392,887	$ 9,568	2.4%

Total skier visits	4,732	4,975	(243)	(4.9)%

ETP	$ 34.22	$ 31.98	$ 2.24	7.0%

Fiscal 2002 mountain revenue increased $9.6 million, or 2.4%, as compared to fiscal 2001. This increase in mountain revenue is due primarily to an $8.5 million increase in other revenue and increases in lift ticket and retail/rental revenue, offset by a decline in dining revenue. The increase in other revenue is attributable to $2.2 million from summer operations of the recently acquired Heavenly resort, a full year of operations from RTP, LLC ("RTP", a technology joint venture acquired by the Company in March 2001), and increased brokerage, commercial leasing and private club operations. The $2.8 million increase in lift ticket revenue for fiscal 2002 compared to fiscal 2001 is due to a 7.0% increase in ETP (effective ticket price, "ETP", is defined as total lift ticket revenue divided by total skier visits) offset by a 4.9% decrease in skier visits. The 7.0% increase in ETP is due primarily to increased pricing, particularly within peak periods. The 4.9% decline in skier visits is a result of the early Thanksgiving holiday (the early season snow conditions impact visitation of this key holiday weekend), an overall decrease in travel as a result of the events of September 11, 2001, a weak national economy and the early Easter holiday. Retail/rental revenue increased due primarily to the acquisition of additional retail/rental outlets by SSI Venture LLC ("SSV", a 51.9%-owned, fully consolidated retail/rental joint venture) and the benefit of efficiencies gained in the second year of operation of SSV's Bicycle Village stores, which SSV acquired in fiscal 2001. The decrease in fiscal 2002 dining revenue compared to fiscal 2001 is attributable to the decline in skier visits and also the poor economy, which impacted group and corporate travel, a significant source of revenue for the Company's dining operations.

Mountain operating expense. Mountain operating expense for fiscal 2002 was $309.2 million, an increase of $11.2 million, or 3.8%, compared to fiscal 2001. Much of this increase is commensurate with the increase in operating revenue for fiscal 2002. The acquisition of Heavenly in May 2002 contributed to the increase in mountain operating expense, as the resort generally tends to generate operating losses during this off-season period from May through July. In addition, administrative expenses increased 17.3%, as compared to prior year. Some of the increase was attributable to certain one time, non-recurring rise in costs due to 1) legal, accounting, and tax work associated with the restatement and re-audit of fiscal 1999 through 2001, 2) recognition of compensation expense related to the May 2001 employment agreement of the Company's chief executive officer and 3) increased bad debt expense relating to the aftermath of the September 11 terrorist attacks and the faltering economy. Other administrative expense increases were due to the rising cost of medical care which impacted both the Company's self-insured medical plan and its worker's compensation expense. In addition, the Company had an increase in airline subsidies. A significant portion of the administrative costs are allocated to the mountain segment and thereby impacted operating expense. Some of the operating expense increase was offset by an aggressive cost savings program throughout the year which included a partial year wage and hiring freeze, delay of seasonal staffing by three to five weeks, strategic snowmaking and restricted discretionary expenditures.

Lodging revenue. The following discussion of lodging revenue covers revenue from operations as well as equity investment losses. Lodging revenue is derived from a variety of sources, including operations of the Company's owned hotels (including ancillary operations such as food and beverage), all operations of GTLC, golf operations, condominium management, and revenue generated by RockResorts through its management of luxury hotel properties. Fiscal 2001 equity investment losses relate to the Company's investment in the reservations technology company, Lowther Ltd. In fiscal 2002 the Company sold its investment in Lowther, Ltd. and purchased a software license from it. Therefore, the Company no longer participates in the equity income/loss of that joint venture. The $28.0 million increase in fiscal 2002 lodging revenue as compared to fiscal 2001 is the result of the Company's successful implementation of its strategy to expand the lodging business; and consummation of the three lodging acquisitions in fiscal 2002: the Lodge at Rancho Mirage and RockResorts in November 2001 and the Vail Marriott in December 2001. These three acquisitions are the primary drivers of the year-over-year increase in lodging revenue with $29.4 million revenue in the aggregate. The Company's fiscal 2002 ADR for its owned hotels and condominium management operations was $187.25, an increase of over $3 compared to fiscal 2001. The increase in ADR is attributable to the acquisitions of the Vail Marriott and Lodge at Rancho Mirage, both of which achieve higher than average ADR's and are larger in size compared to the Company's other hotels; in addition, SRL&S's ADR increased significantly over fiscal 2001 due primarily to the completion of the remodeling and renovation of the hotel and the hotel's new inventory of condominiums, which have rates typically two to three times higher than SRL&S's regular hotel rooms. The ADR increases resulting from the acquisitions and SRL&S's renovations and condominiums are offset by the Company's strategy to discount room rates at its hotels in proximity to the Company's ski resorts in an effort to drive skier visits. Lodging revenue was also negatively impacted by the overall downturn in the travel industry as a result of the September 11 terrorist attacks and the weak national economy.

Lodging operating expense. Lodging operating expense for fiscal 2002 was $137.2 million, an increase of $27.9 million, or 25.5%, compared to fiscal 2001. The increase in lodging operating expense is primarily attributable to the lodging acquisitions in fiscal 2002 and the expansion of infrastructure within the segment in order to better position it for growth. The increases relating to administrative expense discussed above in Mountain operating expense also pertain to Lodging operating expense, although in a smaller amount.

Real estate revenue. The following discussion of real estate revenue includes both revenue from operations and real estate equity income. Real estate equity investment income includes both the Company's equity investment in Keystone/Intrawest LLC (the "Keystone JV"), the joint venture developing the River Run development at Keystone, and the Company's equity investment in the joint venture developing the Bachelor Gulch Ritz-Carlton. Revenue from real estate operations for fiscal 2002 was $66.6 million, an increase of $31.4 million, or 89.0%, compared to fiscal 2001. The increase in real estate revenue as compared to fiscal 2001 was due primarily to single-family home-site sales at the new Arrowhead Mountain and Red Sky Ranch developments, offset by a decrease in equity income from the Keystone JV, as the River Run development is nearing total sell out and there are lower levels of real estate inventory available for sale.

Real estate operating expense. Real estate operating expense for fiscal 2002 was $51.4 million, an increase of $28.4 million, or 123.6%, compared to fiscal 2001. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The increase in real estate operating expense for fiscal 2002 as compared to fiscal 2001 is commensurate with the increase in real estate sales noted above.

Depreciation and amortization. Depreciation and amortization expense was $67.0 million, an increase of $1.5 million, or 2.4%, for fiscal 2002 as compared to fiscal 2001. The increase was primarily attributable to an increased fixed asset base due to the acquisitions of the Lodge at Rancho Mirage, the Vail Marriott and Heavenly as well as fiscal 2002 capital improvements, offset by the reduced amortization expense from the adoption of FAS No. 142.

Interest expense. During fiscal 2002 and 2001 the Company recorded interest expense of $39.3 million and $32.1 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the 1999 Notes. Interest on the 2001 Notes, which were issued in November 2001, also comprise a portion of total fiscal 2002 interest expense, and represent the primary reason for the increase in interest expense over fiscal 2001. The increase in interest expense related to the 2001 Notes is partially offset by lower interest rates on the Company's floating-rate debt in fiscal 2002 as well as a lower average outstanding balance on the Credit Facility for fiscal 2002 compared to fiscal 2001.

Fiscal Year Ended July 31, 2001 versus Fiscal Year Ended July 31, 2000 (dollars in thousands, except ETP amounts)

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	(audited)

Mountain:
Mountain operating revenue	$ 391,373	$ 373,786	$ 17,587	4.7%
Mountain equity investment income	1,514	2,713	(1,199)	(44.2)%
Total mountain revenue	392,887	376,499	16,388	4.4%
Mountain operating expense	298,014	284,136	13,878	4.9%

Lodging:
Lodging operating revenue	$ 124,207	$ 116,610	$ 7,597	6.5%
Lodging equity investment loss	(1,245)	--	(1,245)	(100.0)%
Total lodging revenue	122,962	116,610	6,352	5.4%
Lodging operating expense	109,316	103,570	5,746	5.5%

Mountain revenue. The following discussion of mountain revenue covers revenue from operations as well as equity investment income. Mountain revenue for the fiscal years ended July 31, 2001 and 2000 is presented by category as follows:

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2001	2000	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$159,088	$143,547	$ 15,541	10.8%
Ski school	46,427	42,107	4,320	10.3%
Dining	49,570	47,357	2,213	4.7%
Retail/rental	91,241	78,831	12,410	15.7%
Other	46,561	64,657	(18,096)	(28.0)%
Total mountain revenue	$392,887	$376,499	$ 16,388	4.4%

Total skier visits	4,975	4,595	380	8.3%

ETP	$ 31.98	$ 31.24	$ 0.74	2.4%

Fiscal 2001 mountain revenue increased $16.4 million, or 4.4%, as compared to fiscal 2000. This increase in mountain revenue is due primarily to an 8.3% increase in skier visits and a 2.4% increase in ETP compared to fiscal 2000. Front Range skiers, who tend to generate less revenue per skier visit in all mountain revenue categories as compared to destination skiers, constituted a significant portion of the overall increase in skier visits. The 2.4% increase in ETP is due primarily to increased pricing. All categories of mountain revenue except "other" had increased revenue as compared to fiscal 2000. In addition to the increase in skier visits, mountain revenue was also enhanced by innovative ski school product offerings, increased conference and banquet business in the first fiscal quarter of 2001, an increase in the number of retail/rental outlets operated by SSV, and internet-based rental sales.

The $18.1 million decrease in other mountain revenue for fiscal 2001 as compared to fiscal 2000 is due primarily to the absence of $15.9 million of skier day insurance revenue and $5.6 million of business interruption insurance that was recorded in fiscal 2000. Other resort revenue also consists of ancillary recreation operations such as Adventure Ridge and Adventure Point, private club operations, municipal support services for the resort villages, brokerage operations and commercial leasing.

Mountain operating expense. Mountain operating expense for fiscal 2001 was $298.0 million, an increase of $13.9 million, or 4.9%, compared to fiscal 2000. The increase in mountain operating expense is primarily attributable to the increase in revenue over fiscal 2000, particularly with respect to non-lift ticket businesses, which have a higher percentage of associated variable expenses. The increased variable expenses are partially offset by a successful cost management program that was implemented at all levels of the Company's operations throughout fiscal 2001.

Lodging revenue. The following discussion of lodging revenue covers revenue from operations as well as lodging equity investment income. The $6.4 million increase in lodging revenue and equity investment income for fiscal 2001 as compared to fiscal 2000 is due primarily to an increase in the Company's inventory of managed condominiums, aggressive lodging marketing strategies during the late summer and fall seasons, and the Company's acquisition of SRL&S in December 2000.

Lodging operating expense. Lodging operating expense for fiscal 2000 was $109.3 million, an increase of $5.7 million compared to fiscal 2000. The increase in lodging operating expense is commensurate with the increase in revenue as compared to fiscal 2000.

Real estate revenue. The following discussion of real estate revenue includes both operating revenue and equity investment income. Revenue from real estate operations for fiscal 2001 was $35.2 million, a decrease of $16.4 million, or 31.8%, compared to fiscal 2000. The decrease in real estate revenue as compared to fiscal 2000 was expected, as the Company's inventory of available "for sale" real estate had declined, offset by the Keystone JV's completion and sale of an increased number of condominiums and single-family lots compared to fiscal 2000.

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

Interest expense. During fiscal 2001 and 2000 the Company recorded interest expense of $32.1 million and $35.2 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and 1999 Notes. The decrease in interest expense for fiscal 2001 compared to fiscal 2000 is attributable to a decrease in the average balance outstanding under the Credit Facility combined with reduced interest rates during fiscal 2001.

Recent Developments

On October 29, 2002, the Company announced that, as a counterbalance to the possibility of slower performance in the nationwide leisure travel and lodging market in the coming year, it has implemented a cost reduction plan of approximately $10 million in actual year-over-year cost reductions. The Company is also tightly managing all its planned expenses, attempting to contain the impact of inflation and rigorously managing other discretionary expenditures.

These actual year-over-year cost reductions include the elimination of approximately 100 positions, or less than 1% of the total employee force, across all locations, through a combination of approximately 50 layoffs and the elimination of approximately 50 vacant positions. The cost reduction plan also includes changes designed to improve operational effectiveness, such as optimizing snowmaking expenditures, modifying lift operating times during off-peak periods, converting certain year round positions to seasonal, managing employee housing levels more effectively, reducing back-of-the-house administrative expenses, as well as other measures. The Company estimates that related severance expenses from the workforce reduction will result in a fiscal 2003 pre-tax charge of approximately $2.5 million. The Company also announced a management reorganization, which will streamline operations and contribute further to the cost reduction plan.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

Cash flows from the Company's operating activities were $131.7 million for the period ending July 31, 2002. Operating cash flows were comprised primarily of $7.6 million of net income, non-cash costs related to real estate sold of $30.3 million, depreciation and amortization expense of $67.0 million, deferred revenues related to Red Sky Ranch initiation fees of $23.0 million, and deferred revenues related to other clubs of $2.5 million, net of $4.7 million of non-cash equity-method investment income and a deferred tax decrease of $2.7 million.

Cash flows used in investing activities have historically consisted of payments for acquisitions, capital expenditures, and investments in real estate. Capital expenditures for fiscal 2002 were $76.2 million and investments in real estate for that period were $68.7 million. The primary projects included in capital expenditures were (i) the expansion of Peak 7 at Breckenridge, including 165 acres of new slopes and trails and a new high-speed four-passenger chairlift, (ii) complete renovation of the Vail Marriott, (iii) implementation and upgrades of back office information systems, (iv) a new children's ski school facility at Breckenridge, (v) vehicle fleet purchases and (vi) renovations of the Village Hotel in Breckenridge. The primary projects included in investments in real estate were (i) continued construction of the Red Sky Ranch golf courses and the related residential lot developments, (ii) construction of the Mountain Thunder Lodge condominium project at Breckenridge, (iii) planning activities related to the Vail "Front Door" redevelopment, and (iv) investments in developable land and the planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make capital expenditures of approximately $50 million to $70 million during fiscal 2003. The primary projects are anticipated to include (i) snowmaking, on-mountain dining, and lift improvements at Heavenly, (ii) continued planning and development of Peak 7 in Breckenridge which includes slopes and trails, power and telecommunications, construction of a patrol hut and the purchase of snowmaking equipment, (iii) expansion and enhancement of grooming and snowmaking equipment at the Company's Colorado ski resorts, (iv) renovation of the public spaces, guestrooms and lobby of the Lodge at Rancho Mirage, and (v) completion of the renovation of the lobby and guestrooms of the Vail Marriott. Investments in real estate during fiscal 2003 are expected to total approximately $50 to $65 million. The primary projects are anticipated to include (i) continued development of Red Sky Ranch, (ii) continued work on the Vail "Front Door" redevelopment, (iii) preparing for the redevelopment of the Lionshead base area and other land holdings located within the Town of Vail, (iv) the infrastructure for the Breckenridge Timber Trail single-family homesite development, (v) the Jackson Hole area residential and golf development, and (vi) additional planning and development projects in and around each of the Company's resorts.

The Company's cash flows used in investing activities also included $164.8 million in cash paid in the acquisitions of Heavenly, the Lodge at Rancho Mirage, the Vail Marriott and RockResorts, $2.0 million of advances to affiliates, $6.5 million in net distributions received from equity-method investments, and $0.3 million cash received from the sale of fixed assets.

During fiscal 2002, the Company's financing activities provided $177.6 million cash , consisting of $186.5 million in net long-term debt borrowings and $0.2 million in proceeds from the exercise of stock options , net of $7.8 million in payments of financing costs. As of July 31, 2002, the Company had $93.9 million in outstanding letters of credit issued against the Credit Facility, primarily related to construction and development activity. See Note 9, Commitments and Contingencies, of the Consolidated Financial Statements, for more information regarding these letters of credit. 24,977 employee stock options were exercised at exercise prices ranging from $6.850 to $19.125. Additionally, 8,270 shares of restricted stock were issued to management.

For the year ended July 31, 2001, cash flows from operating activities were $108.6 million. Capital expenditures for fiscal 2001 were $57.8 million and investments in real estate for that period were $39.2 million. The Company's cash flows used in investing activities also included $19.5 million in cash paid for two hotels and other acquisitions, a $7.4 million loan to a joint venture, $15.9 million in net distributions from equity-method investments, and $0.5 million cash received from the sale of fixed assets. During fiscal 2001, the Company used $1.3 million in cash in its financing activities, consisting of $5.9 million in net long-term debt payments net of $4.3 million in proceeds from the exercise of stock options and $0.2 million used in other financing activities.

For the year ended July 31, 2000, cash flows from operations were $110.7 million. Capital expenditures were $76.7 million and investments in real estate for that period were $40.4 million. During the year ended July 31, 2000, the Company used $6.3 million in cash in its financing activities, consisting of net payments on long-term debt of $5.1 million and $1.2 million used in other financing activities.

The Company's Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the funded debt to adjusted EBITDA ratio (as defined), senior debt to adjusted EBITDA ratio, minimum fixed charge coverage ratio, minimum net worth and the interest coverage ratio.

The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2002. The Credit Facility was amended on October 28, 2002, to increase the funded debt to adjusted EBITDA ratio to be measured for the covenant compliance period ending October 31, 2002. The Company's anticipated ability to comply with the formerly applicable ratio had been adversely impacted by poorer than expected performance for first quarter of fiscal 2003 and by the Company's change in revenue recognition for initiation fee revenue, as disclosed in the recently filed Amendment to Form 10-K for the year ended July 31, 2001. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the funded debt ratio contained in the Credit Facility, in fiscal 2003. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company.

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $602.8 million, are currently recognized as liabilities in the Company's Consolidated Balance Sheet. Operating lease obligations, which total $47.6 million, are not recognized as liabilities in the Company's Consolidated Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations at the end of fiscal 2002 is as follows:
	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 years
Long-Term Debt	$ 602,786	$ 4,754	$ 179,282	$ 4,941	$ 413,809
Operating Leases	47,606	8,475	11,221	8,521	19,389
Other Long-Term Obligations (1)	16,700	--	--	--	--
Total Contractual Cash Obligations	$ 667,092	$ 13,229	$ 190,503	$ 13,462	$ 433,198

(1)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the various metro districts as described in Note 9, Commitments and Contingencies, of the Consolidated Financial Statement. This amount has been recorded as a liability of the Company; however, the specific time period of performance is currently unknown.

In addition to the above contractual obligations, as part of its ongoing operations, the Company enters into certain arrangements that obligate the Company to make future payment only upon the occurrence of a future event that will result in the Company making a cash payment (e.g. guarantee debt of a third party should the third party be unable to perform). The following commercial obligations are not recognized as liabilities in the Company's Consolidated Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the company's other commercial commitments, including commitments associated with equity method investments at the end of fiscal 2002, is as follows:

Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	2-3 years	4 - 5 years	After 5 years
Letters of Credit	$ 93,895	$ 8,993	$ 84,857	$ 45	--
Guarantees (2)	14,800	--	--	--	--
Total Commercial Commitments	$ 108,695	$ 8,993	$ 84,857	$ 45	--

(2)

This amount represents guarantees by a third party related to the Tranche B Housing Bonds as discussed in Note 9, Commitments and Contingencies, of the Consolidated Financial Statements, which, should the third party default, the Company would be required to perform under these guarantees; however, the specific time period of performance is currently unknown.

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

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to (i) revenue recognition; (ii) reserve estimates; (iii) intangible assets, (iv) income taxes and (v) real estate held for sale.

Revenue Recognition. Mountain and lodging revenues are derived from a wide variety of sources, including sales of lift tickets, ski/snowboard school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, private club dues and fees, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as products are delivered or services are performed. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the related receivable is subject to subordination until such time that all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract. Revenues from club initiation fees are initially deferred and recognized over the expected life of the club facilities.

Deferred Revenue. In addition to deferring certain revenues related to the Real Estate segment, the Company records deferred revenue related to the sale of season ski passes, certain daily lift ticket products and private club initiation fees. Season pass revenue is recognized each time a season pass is used to access a ski resort based on a rate established using the total estimated visits of a season pass holder for the ski season. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary. Initiation fees are recognized over the expected life of the club facilities.

Reserve Estimates. The Company uses estimates to record reserves for certain liabilities, including medical claims and workers' compensation (for which the Company is self-insured), legal liabilities and liabilities for the completion of real estate sold by the Company, among other items. The Company estimates the total potential costs related to these liabilities that will be incurred, and records that amount as a liability in its financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

Intangible Assets. The Company frequently obtains intangible assets, primarily through business combinations. The assignment of value to individual intangible assets generally requires the use of specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation. Because individual intangible assets (i) may be expensed immediately upon acquisition; (ii) amortized over their estimated useful life; or (iii) not amortized, the assigned values could have a material effect on current and future period results of operations. Further, intangibles are subject to certain judgments when evaluating impairment pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", discussed more below.

Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Balance Sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. As of July 31, 2002, the Company had a net current deferred tax asset of $10.4 million, which represented approximately 0.7% of total assets. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future to realize the benefit of the Company's net deferred tax assets. The Company's assumptions of future profitable operations are supported by the Company's strong operating performance over the last several years and the absence of factors that would indicate this trend would be unlikely to continue.

Real Estate Held for Sale. The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Estimates to complete for units that have been sold are accrued at the date of sale based on management's best estimate of the remaining costs to be incurred.

New Accounting Pronouncements

The Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as of August 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives. Application of the non-amortization provisions of SFAS No. 142 for the years ended July 31, 2001 and 2000 would have increased net income by $4.1 million and $4.0 million, respectively and increased earnings per share by $0.12 in each year.

The first step of the "two-step" impairment approach to testing goodwill involves a screen for potential impairment and the second step measures the amount of impairment. Under the transitional provisions of SFAS No. 142, the Company completed the first step of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter of 2002. The Company utilized discounted cash flow techniques to estimate the fair value of its reporting units. As allowed under the transitional provisions of SFAS No. 142, the Company completed the second step in the fourth quarter of fiscal 2002. As a result, the Company recorded a goodwill impairment loss associated with the Village at Breckenridge reporting unit of $1.7 million, net of income taxes, in the first quarter of fiscal 2002, which has been recorded as a cumulative effect of change in accounting principle in the Consolidated Statements of Operations. The impairment is the result of the failure of the related reporting unit to meet the earnings expectations set by the Company at the time the reporting unit was acquired. The following table reconciles fiscal 2002, 2001 and 2000 net income to adjusted income as if SFAS No. 142 was effective in those years (in thousands, except per share amounts):

	For the Year Ended July 31,
	2002	2001	2000
Net Income:
Reported net income	$ 7,565	$ 13,631	$ 10,362
Goodwill amortization	--	2,790	2,709
Excess reorganization value amortization	--	572	572
Trademark amortization	--	683	693
Other intangible asset amortization	--	69	69
Adjusted net income	$ 7,565	$ 17,745	$ 14,405

Basic earnings per share:
Reported earnings per share	$ 0.21	$ 0.39	$ 0.30
Goodwill amortization	--	0.08	0.08
Excess reorganization value amortization	--	0.02	0.02
Trademark amortization	--	0.02	0.02
Other intangible asset amortization	--	0.00	0.00
Adjusted earnings per share	$ 0.21	$ 0.51	$ 0.42

Diluted earnings per share:
Reported earnings per share	$ 0.21	$ 0.39	$ 0.30
Goodwill amortization	--	0.08	0.08
Excess reorganization value amortization	--	0.02	0.02
Trademark amortization	--	0.02	0.02
Other intangible asset amortization	--	0.00	0.00
Adjusted earnings per share	$ 0.21	$ 0.51	$ 0.42

The changes in the carrying amount of goodwill for the years ended July 31, 2002, 2001 and 2000 are as follows (in thousands):

Balance at July 31, 1999	$ 135,775
Goodwill of acquired businesses	1,487
Goodwill amortization	(4,369)
Balance at July 31, 2000	$ 132,893
Goodwill of acquired businesses	5,112
Goodwill amortization	(4,500)
Balance at July 31, 2001	$ 133,505
Goodwill of acquired businesses	8,849
Transitional impairment charge	(2,754)
Balance at July 31, 2002	$ 139,600

The goodwill acquired in fiscal year 2002 is related to the mountain and lodging segments in the amounts of $1.0 million and $7.8 million, respectively.

The carrying value of intangibles assets, other than goodwill, not currently subject to amortization (as of August 1, 2001) totaled $53.6 million and $47.0 million as of July 31, 2002 and 2001, respectively, and include primarily trademarks and trade names.

The carrying value of other intangible assets (net of accumulated amortization) subject to amortization for the fiscal years ended July 31, 2002 and 2001 is as follows (in thousands):

	For the year ended July 31,
	2002	2001
Gross carrying value	$ 57,184	$ 43,846
Accumulated amortization	(32,823)	(29,414)
Net carrying value	$ 24,361	$ 14,432

Amortization expense for intangible assets for the fiscal years ended July 31, 2002, 2001 and 2000 totaled $3.4 million, $9.9 million and $9.6 million, respectively, and is estimated to be approximately $4.6 million annually for the next five fiscal years.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 on August 1, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company will adopt the provisions of SFAS No. 144 on August 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact that the implementation will have on its financial statements.

In May 2002, the EITF reached consensus on EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This issue requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001. The Company will adopt the provisions of EITF Issue 01-14 on August 1, 2002. The Company is currently evaluating the impact that the implementation of EITF Issue 01-14 will have on its financial statements.

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

Seasonality and Quarterly Results

The Company's mountain and lodging operations are seasonal in nature. In particular, revenues and profits for the Company's mountain and most of its lodging operations are substantially lower and historically result in losses in the summer months. Conversely, GTLC's and certain managed properties' peak operating seasons occur during the summer months while the winter season generally results in operating losses due to closure of all revenue generating operations. However, revenues and profits generated by GTLC's summer operations and management fees from those managed properties are not sufficient to fully offset the Company's off-season losses from its mountain and lodging operations. During the 2002 fiscal year, 76.3% of total combined mountain and lodging revenues were earned during the second and third fiscal quarters. Quarterly results may be materially affected by the timing of snowfall and the integration of acquisitions. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. The Company is taking steps to smooth its earnings cycle by investing in additional summer activities, such as golf course development, and also through lodging acquisitions. (See Note 13 of the Notes to Consolidated Financial Statements for Selected Quarterly Financial Data).

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

Unfavorable Weather Conditions

The ski industry's ability to attract visitors to its resorts is influenced by weather conditions and the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits. In the past 20 years the Company's ski resorts have averaged between 20 and 30 feet of annual snowfall, significantly in excess of the average for U.S. ski resorts. However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the upcoming or future seasons. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. The Company believes that poor snow conditions early in the ski season during the 1998/99 and 1999/2000 ski seasons had an adverse effect on operating results for those periods. A severe and prolonged drought could affect the Company's otherwise adequate snowmaking water supplies. There is no way for the Company to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation.

Labor Market

The Company 's resort and lodging operations are largely dependent on a seasonal workforce. The Company recruits worldwide to fill staffing needs each season, and utilizes H2B visas to enable the use of foreign workers. In addition, the Company manages seasonal wages and timing of the hiring process to ensure the appropriate workforce is in place. While the Company does not currently foresee the need to increase seasonal wages to attract employees, it cannot guarantee that such an increase would not be necessary in the future. In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers, who are an important source for the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact to results of operations.

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

  a significant downturn in general business and economic conditions, unfavorable weather conditions, including inadequate snowfall in the early season, failure to achieve expected benefits of the cost reduction plan, failure to obtain necessary approvals needed to implement planned development projects, competition in the ski, hospitality and resort industries, failure to successfully integrate acquisitions,
  adverse changes in vacation real estate markets, and
  adverse trends in the leisure and travel industry as a result of terrorist activities.

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-76956-01) and elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2002, the Company had $155.8 million of variable rate indebtedness, representing 26% of the Company's total debt outstanding, at an average interest rate during fiscal 2002 of 7.0% (see Note 4 of the Notes to Consolidated Financial Statements). Based on average floating-rate borrowings outstanding during the year ended July 31, 2002, a 100-basis point change in LIBOR would have caused the Company's annual interest expense to change by $938,000. Management does not consider these amounts material to the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2002, 2001 and 2000

Report of Independent Accountants

To the Shareholders and Board of Directors of

Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries (the "Company") at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has adopted SFAS No. 142, "Goodwill and Intangible Assets," on August 1, 2001.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

October 28, 2002

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 13,110	$ 8,685
Restricted cash	12,855	19,309
Trade receivables, net of allowances of $367 and $1,158, respectively	31,837	25,752
Income taxes receivable	--	939
Inventories, net of reserves of $1,242 and $1,038, respectively	32,326	26,891
Deferred income taxes (Note 7)	10,433	12,647
Other current assets	8,855	8,677
Total current assets	109,416	102,900
Property, plant and equipment, net (Note 5)	913,806	691,117
Real estate held for sale and investment	161,778	159,177
Deferred charges and other assets	34,159	29,089
Notes receivable	10,965	10,881
Goodwill, net (Note 5)	139,600	133,505
Intangible assets, net (Note 5)	77,986	61,459
Total assets	$1,447,710	$1,188,128

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 140,230	$ 129,150
Income taxes payable (Note 7)	7,934	--
Long-term debt due within one year (Note 4)	4,754	1,746
Total current liabilities	152,918	130,896
Long-term debt (Note 4)	598,032	386,634
Other long-term liabilities	90,584	61,178
Deferred income taxes (Note 7)	73,434	91,590
Commitments and contingencies (Note 9)	--	--
Minority interest in net assets of consolidated joint ventures	25,474	21,081
Stockholders' equity (Note 12):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,714,220 and 27,681,391 shares issued and outstanding as of July 31, 2002 and 2001, respectively	277	277
Additional paid-in capital	415,688	411,860
Deferred compensation	(1,348)	(474)
Retained earnings	92,577	85,012
Total stockholders' equity	507,268	496,749
Total liabilities and stockholders' equity	$1,447,710	$1,188,128

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	July 31,
	2002	2001	2000

Net revenues:
Mountain	$400,478	$391,373	$373,786
Lodging	150,928	124,207	116,610
Real estate	63,854	28,200	48,660
Total net revenues	615,260	543,780	539,056
Operating expenses:
Mountain	309,201	298,014	284,136
Lodging	137,190	109,316	103,570
Real estate	51,352	22,971	42,066
Depreciation and amortization	67,027	65,478	61,748
Total operating expenses	564,770	495,779	491,520
Income from operations	50,490	48,001	47,536
Other income (expense):
Mountain equity investment income	1,977	1,514	2,713
Lodging equity investment loss	--	(1,245)	--
Real estate equity investment income	2,744	7,043	3,024
Investment income	1,644	2,547	1,843
Interest expense	(39,271)	(32,093)	(35,162)
Loss on disposal of fixed assets	(226)	(143)	(104)
Other income (expense)	155	(38)	32
Minority interest in income of consolidated joint ventures	(850)	(785)	(713)
Income before provision for income taxes	16,663	24,801	19,169
Provision for income taxes (Note 7)	(7,390)	(11,170)	(8,807)
Income before cumulative effect of change in accounting principle	9,273	13,631	10,362
Cumulative effect of change in accounting principle, net of income taxes of $1,046 (Note 2)	(1,708)	--	--
Net income	$ 7,565	$ 13,631	$ 10,362

Per share amounts (basic) (Note 3):
Income before cumulative effect of change in accounting principle	$ 0.26	$ 0.39	$ 0.30
Cumulative effect of change in accounting principle, net of income taxes (Note 2)	(0.05)	--	--
Net income	$ 0.21	$ 0.39	$ 0.30

Per share amounts (diluted) (Note 3):
Income before cumulative effect of change in accounting principle	$ 0.26	$ 0.39	$ 0.30
Cumulative effect of change in accounting principle, net of income taxes (Note 2)	(0.05)	--	--
Net income	$ 0.21	$ 0.39	$ 0.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders' Equity
	Shares
	Class A	Common	Total	Amount
Balance, July 31, 1999	7,439,834	27,092,901	34,532,735	$ 345	$ 403,564	$ (424)	$ 61,019	$ 464,504
Net Income	--	--	--	--	--	--	10,362	10,362
Amortization of deferred compensation	--	--	--	--	--	259	--	259
Issuance of shares pursuant to options exercised and the issuance of restricted stock (Note 12)	--	48,809	48,809	--	163	--	--	163
Tax effect of stock option exercises	--	--	--	--	183	--	--	183
Issuance of shares in purchase of technology company	--	40,413	40,413	1	889	--	--	890
Balance, July 31, 2000	7,439,834	27,182,123	34,621,957	346	404,799	(165)	71,381	476,361
Net Income	--	--	--	--	--	--	13,631	13,631
Amortization of deferred compensation	--	--	--	--	--	387	--	387
Issuance of shares pursuant to options exercised and the issuance of restricted stock (Note 12)	--	499,268	499,268	5	4,319	--	--	4,324
Tax effect of stock option exercises	--	--	--	--	2,046	--	--	2,046
Restricted stock granted	--	--	--	--	696	(696)	--	--
Balance, July 31, 2001	7,439,834	27,681,391	35,121,225	351	411,860	(474)	85,012	496,749
Net Income	--	--	--	--	--	--	7,565	7,565
Amortization of deferred compensation	--	--	--	--	--	1,403	--	1,403
Issuance of shares pursuant to options exercised and issuance of restricted stock (Note 12)	--	32,829	32,829	--	151	--	--	151
Tax effect of stock option exercises	--	--	--	--	47	--	--	47
Reduction of deferred tax asset created in bankruptcy	--	--	--	--	1,353	--	--	1,353
Restricted stock granted	--	--	--	--	2,277	(2,277)	--	--
Balance, July 31, 2002	7,439,834	27,714,220	35,154,054	$ 351	$ 415,688	$ (1,348)	$ 92,577	$ 507,268

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	July 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$7,565	$ 13,631	$ 10,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,027	65,478	61,748
Non-cash cost of real estate sales	30,317	7,687	27,402
Non-cash compensation related to stock grants (Note 11)	1,403	387	259
Other non-cash compensation	2,374	--	--
Non-cash equity income	(4,721)	(7,312)	(5,737)
Other non-cash income	(677)	(569)	(1,440)
Deferred financing costs amortized	2,544	1,772	1,734
Amortization of debt discount	1,386	--	--
Loss on disposal of fixed assets	226	143	104
Deferred income taxes, net (Note 7)	(2,715)	5,790	4,839
Tax benefit related to issuance of stock options	47	2,046	183
Minority interest in net income of consolidated joint venture	850	785	713
Cumulative effect of change in accounting principle, net	1,708	--	--
Changes in assets and liabilities:
Restricted cash	6,454	(9,462)	(2,825)
Accounts receivable, net	(4,594)	13,675	(9,777)
Notes receivable, net	(84)	--	(2,045)
Inventories	(2,711)	(2,799)	(1,287)
Accounts payable and accrued expenses	(11,629)	16,955	16,017
Income taxes receivable/payable	8,873	(3,584)	1,012
Other assets and liabilities	28,031	3,980	9,485
Net cash provided by operating activities	131,674	108,603	110,747
Cash flows from investing activities:
Cash paid in ski resort acquisition, net of cash acquired	(99,359)	--	--
Cash paid in hotel acquisitions, net of cash acquired	(57,376)	(16,927)	--
Cash paid in other acquisitions, net of cash acquired	(8,035)	(2,547)	--
Investments in joint ventures	(120)	(4,795)	(4,106)
Distributions from joint ventures	6,669	20,681	5,156
Advances to affiliate	(2,000)	(7,400)	--
Capital expenditures	(76,234)	(57,814)	(76,656)
Investments in real estate	(68,705)	(39,172)	(40,410)
Cash received from disposal of fixed assets	267	546	2,063
Net cash used in investing activities	(304,893)	(107,428)	(113,953)
Cash flows from financing activities:
Proceeds from the exercise of stock options	151	4,324	163
Payment of financing costs	(7,766)	--	(619)
Distribution from joint venture to minority shareholder	(1,261)	(856)	(743)
Proceeds from cancellation of swap agreements	--	1,076	--
Proceeds from borrowings under long-term debt	737,331	224,071	204,572
Payments on long-term debt	(550,811)	(229,926)	(209,648)
Net cash provided by (used in) financing activities	177,644	(1,311)	(6,275)
Net increase (decrease) in cash and cash equivalents	4,425	(136)	(9,481)
Cash and cash equivalents:
Beginning of period	8,685	8,821	18,302
End of period	$ 13,110	$ 8,685	$ 8,821

Cash paid for interest, net of amounts capitalized	$ 33,158	$ 29,738	$ 35,470
Taxes paid, net of refunds received	$ 2,335	$ 6,780	$ 2,768

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions

(In thousands)

	Year Ended
	July 31,
	2002	2001	2000
Note issued in acquisition of hotel	$ 21,600	$ --	$ --
Debt assumed in acquisitions	3,037	--	--
Note issued in exchange for Mission Hills Country Club memberships	1,863	--	--
Land contribution in formation of Bachelor Gulch Resort, LLC	--	3,438	--
Note issued in purchase of software	--	--	1,126
Stock issued in acquisition of technology company	--	--	890

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. As a result of a change in the Company's business operations, the Company stopped reporting Technology as a separate segment on April 30, 2002. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate four world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. In May 2002, the Company acquired through its subsidiaries 100% ownership interest in Heavenly Valley Limited Partnership which operates Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company also holds a majority interest in RockResorts, a luxury hotel management company that manages five Company-owned and five other non-owned luxury resort properties. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature. The Company's mountain and most of its lodging operations typically have operating seasons from late October through April; the Company's operations at GTLC generally run from mid-May through mid-October.

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

Restricted Cash--Restricted cash represents amounts held as reserves for self-insured workers' compensation claims, owner and guest advance deposits held in escrow for lodging reservations, advance deposits held in escrow for real estate sales and compensating balances on the Company's depository accounts. Pursuant to the Company's compensating balance agreements, the balances maintained in these accounts are higher during the Company's ski season than at other times during the year.

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

Real Estate Held for Sale--The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects during fiscal years 2002, 2001 and 2000 totaled $1.6 million, $1.3 million and $0.2 million, respectively.

The Company is a member in the Keystone JV, which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in the Keystone JV, including the Company's equity earnings from the inception of the Keystone JV, is reported as real estate held for sale in the accompanying consolidated balance sheets as of July 31, 2002 and 2001. The Company recorded $2.7 million, $7.0 million and $3.0 million in equity income for the fiscal years ended July 31, 2002, 2001, and 2000 respectively, related to the Keystone JV.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective original lives of the applicable debt issues.

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million maturing in December 2002. In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain was deferred and is being recognized over the remaining life of the related debt, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7 ("EITF"), "Termination of Interest Rate Swaps". As of July 31, 2002, the Company has recognized $0.9 million of the total gain related to the cancellation of the Swap Agreements.

Intangible Assets--Upon emergence from bankruptcy on October 8, 1992, the Company's reorganization value exceeded the amounts allocated to the net tangible and other intangible assets of the Company. This excess reorganization value has been classified as an intangible asset on the Company's consolidated balance sheet. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. The Company's major intangible asset classes are trademarks, tradenames and other intangible assets. As prescribed in SFAS No. 142, goodwill and certain indefinite lived intangible assets, including excess reorganization value and trademarks, are no longer amortized, but are subject to impairment charges. Other intangibles are recorded net of accumulated amortization in the accompanying balance sheets and amortized using the straight-line method over their estimated useful lives (1-20 years). See the New Accounting Pronouncements portion of Note 2, Summary of Significant Accounting Policies, for additional information regarding the Company's adoption of SFAS No. 142.

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of July 31, 2002 management believes that there have not been any indicators of impairment of the Company's long-lived assets.

Revenue Recognition--Mountain and lodging revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, private club dues and fees, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as products are delivered or services are performed. Revenues from club initiation fees are recognized over the estimated life of the club facilities. Revenues from real estate sales are not recognized until title has been transferred, and revenue is deferred if the receivable is subject to subordination until such time as all costs have been recovered. Until the initial down payment and subsequent collection of principal and interest are by contract substantial, cash received from the buyer is reported as a deposit on the contract.

The Company recognizes website development and consulting revenue in multiple-element arrangements under EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". Accordingly, arrangements with objective and reliable evidence of fair value are bifurcated and revenue is recognized on each element of the deliverable individually. Revenue is allocated to elements of the arrangement based on their relative fair values. Revenue is reduced by the Company's estimate of the amount of returns that will be honored as a result of the Company's failure to deliver any of the elements of the arrangement.

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

Reserve Estimates. The Company uses estimates to record reserves for certain liabilities, including medical claims and workers' compensation (for which the Company is self-insured), legal liabilities and liabilities for the completion of real estate sold by the Company, among other items. The Company estimates the total potential costs related to these liabilities that will be incurred, and records that amount as a liability in its financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

Advertising Costs--Advertising costs are expensed the first time the advertising takes place. Advertising expense for the fiscal years ended July 31, 2002, 2001 and 2000 was $16.5 million, $18.5 million and $18.0 million, respectively. At July 31, 2002 and 2001, prepaid advertising costs of $57,000 and $0.5 million, respectively, are reported as current assets in the Company's consolidated balance sheets.

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

Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Senior Subordinated Notes, Industrial Development Bonds and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The estimated fair values of the Senior Subordinated Notes, Industrial Development Bonds and other long-term debt at July 31, 2002 and 2001 are presented below (in thousands):

	July 31, 2002		July 31, 2001
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Subordinated Notes	$353,108	$355,470	$200,000	$195,380
Industrial Development Bonds	63,200	71,761	63,200	68,509
Other Long-Term Debt	31,578	33,913	3,780	4,146

Stock Compensation-- The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and related interpretations. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made as if the fair value-based method of accounting prescribed in SFAS No. 123 had been applied to those transactions. The Company applies the provisions of SFAS No. 123 and related interpretations to stock-based compensation arrangements with non-employees (see Note 11).

Concentration of Credit Risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions. At times, such investments may be in excess of FDIC insurance limits. Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets into which the Company transacts, as well as their dispersion across many geographical areas. As a result, as of July 31, 2002, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses, but does require advance deposits on certain transactions, and historical losses have been within management's expectations. The Company does not enter into financial instruments for trading or speculative purposes. The Company has no financial instrument contracts currently outstanding.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Financial Statements for the years ended July 31, 2001 and 2000 to conform to the current period presentation.

New Accounting Pronouncements-- The Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as of August 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives. Application of the non-amortization provisions of SFAS No. 142 for the years ended July 31, 2001 and 2000 would have increased net income by $4.1 million and $4.0 million, respectively, and increased earnings per share by $0.12 in each year.

The first step of the "two-step" impairment approach to testing goodwill involves a screen for potential impairment and the second step measures the amount of impairment. Under the transitional provisions of SFAS No. 142, the Company completed the first step of its goodwill impairment testing by the end of its second fiscal quarter and the transitional impairment testing of its other intangible assets by the end of its first fiscal quarter of 2002. The Company utilized discounted cash flow techniques to estimate the fair value of its reporting units. As allowed under the transitional provisions of SFAS No. 142, the Company completed the second step in the fourth quarter of fiscal 2002. As a result, the Company recorded a goodwill impairment loss associated with the Village at Breckenridge reporting unit of $1.7 million, net of income taxes, in the first quarter of fiscal 2002, which has been recorded as a cumulative effect of change in accounting principle in the Consolidated Statements of Operations. The impairment is the result of the failure of the related reporting unit to meet the earnings expectations set by the Company at the time the reporting unit was acquired. The following table reconciles fiscal 2002, 2001 and 2000 net income to adjusted income as if SFAS No. 142 was effective in those years (in thousands, except per share amounts):

	For the Year Ended July 31,
	2002	2001	2000
Net Income:
Reported net income	$ 7,565	$ 13,631	$ 10,362
Goodwill amortization	--	2,790	2,709
Excess reorganization value amortization	--	572	572
Trademark amortization	--	683	693
Other intangible asset amortization	--	69	69
Adjusted net income	$ 7,565	$ 17,745	$ 14,405

Basic earnings per share:
Reported earnings per share	$ 0.21	$ 0.39	$ 0.30
Goodwill amortization	--	0.08	0.08
Excess reorganization value amortization	--	0.02	0.02
Trademark amortization	--	0.02	0.02
Other intangible asset amortization	--	0.00	0.00
Adjusted earnings per share	$ 0.21	$ 0.51	$ 0.42

Diluted earnings per share:
Reported earnings per share	$ 0.21	$ 0.39	$ 0.30
Goodwill amortization	--	0.08	0.08
Excess reorganization value amortization	--	0.02	0.02
Trademark amortization	--	0.02	0.02
Other intangible asset amortization	--	0.00	0.00
Adjusted earnings per share	$ 0.21	$ 0.51	$ 0.42

The changes in the carrying amount of goodwill for the years ended July 31, 2002, 2001 and 2000 are as follows (in thousands):

Balance at July 31, 1999	$ 135,775
Goodwill of acquired businesses	1,487
Goodwill amortization	(4,369)
Balance at July 31, 2000	$ 132,893
Goodwill of acquired businesses	5,112
Goodwill amortization	(4,500)
Balance at July 31, 2001	$ 133,505
Goodwill of acquired businesses	8,849
Transitional impairment charge	(2,754)
Balance at July 31, 2002	$ 139,600

The goodwill acquired in fiscal year 2002 is related to the mountain and lodging segments in the amounts of $1.0 million and $7.8 million, respectively.

The carrying value of intangibles assets, other than goodwill, not currently subject to amortization (as of August 1, 2001) totaled $53.6 million and $47.0 million as of July 31, 2002 and 2001, respectively, and include primarily trademarks and trade names.

The carrying value of other intangible assets (net of accumulated amortization) subject to amortization for the fiscal years ended July 31, 2002 and 2001 is as follows (in thousands):

	For the year ended July 31,
	2002	2001
Gross carrying value	$ 57,184	$ 43,846
Accumulated amortization	(32,823)	(29,414)
Net carrying value	$ 24,361	$ 14,432

Amortization expense for intangible assets subject for the fiscal years ended July 31, 2002, 2001 and 2000 totaled $3.4 million, $9.9 million and $9.6 million, respectively, and is estimated to be approximately $4.6 million annually for the next five fiscal years.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and the Company will adopt the provisions of SFAS No. 143 on August 1, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company will adopt the provisions of SFAS No. 144 on August 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact that the implementation will have on its financial statements.

In May 2002, the EITF reached consensus on EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This issue requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001. The Company will adopt the provisions of EITF Issue 01-14 on August 1, 2002. The Company is currently evaluating the impact that the implementation of EITF Issue 01-14 will have on its financial statements.

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

	Fiscal Year Ended
	July 31,
	2002		2001		2000
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share:
Income before cumulative effect of change in accounting principle	$ 9,273	$ 9,273	$ 13,631	$ 13,631	$ 10,362	$ 10,362
Cumulative effect of change in accounting principle, net of income taxes	(1,708)	(1,708)	--	--	--	--
Net income	$ 7,565	$ 7,565	$ 13,631	$ 13,631	$ 10,362	$ 10,362

Weighted-average shares outstanding	35,141	35,141	34,910	34,910	34,599	34,599
Effect of dilutive securities	--	41	--	213	--	180
Total shares	35,141	35,182	34,910	35,123	34,599	34,779

Income before cumulative effect of change in accounting principle per common share	$ 0.26	$ 0.26	$ 0.39	$ 0.39	$ 0.30	$ 0.30
Cumulative effect of change in accounting principle, net of income taxes, per common share	(0.05)	(0.05)	--	--	--	--
Net income per common share	$ 0.21	$ 0.21	$ 0.39	$ 0.39	$ 0.30	$ 0.30

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 2,215,000, 1,214,000 and 2,371,000, in 2002, 2001 and 2000, respectively. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective fiscal years.

4.  Long-Term Debt

Long-term debt as of July 31, 2002 and July, 31 2001 is summarized as follows (in thousands):

		July 31,	July 31,
	Maturity (f)	2002	2001

Industrial Development Bonds (a)	2003-2020	$ 63,200	$ 63,200
Credit Facilities (b)	2004-2005	154,900	121,400
Senior Subordinated Notes(c)	2009	360,000	200,000
Discount on Senior Subordinated Notes (c)		(6,892)	--
Olympus Note (d)	2004	25,563	--
Discount on Olympus Note (d)		(2,655)	--
Other (e)	2002-2029	8,670	3,780
		602,786	388,380
Less: Current Maturities		4,754	1,746
		$ 598,032	$ 386,634

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

(b)

In November 2001, the Company entered into a new three-year revolving credit facility ("Credit Facility") to replace its existing credit facility, which had been scheduled to terminate at the end of 2002. The Company's subsidiary, The Vail Corporation, is the borrower under the Credit Facility with Bank of America, N.A. as agent and certain other financial institutions as lenders. The Credit Facility provides for debt financing up to an aggregate principal amount of $421.0 million. The Vail Corporation's obligations under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Credit Facility, as amended, bear interest annually at the Company's option at the rate of (i) LIBOR (1.82% at July 31, 2002) plus a margin or (ii) the agent's prime lending rate, (4.75% at July 31, 2002) plus a margin. The Company also pays a quarterly unused commitment fee ranging from 0.35% to 0.50%. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Adjusted EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on November 13, 2004. There was $141 million outstanding under the Credit Facility as of July 31, 2002. The Company's Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the funded debt to adjusted EBITDA ratio (as defined), senior debt to adjusted EBITDA ratio, minimum fixed charge coverage ratio, minimum net worth and the interest coverage ratio. The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2002. The Credit Facility was amended on October 28, 2002, to increase the funded debt to adjusted EBITDA ratio to be measured for the covenant compliance period ending October 31, 2002. The Company's anticipated ability to comply with the formerly applicable ratio had been adversely impacted by poorer than expected performance for first quarter of fiscal 2003 and by the Company's change in revenue recognition for initiation fee revenue, as disclosed in the recently filed Amendment to Form 10-K for the year ended July 31, 2001. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the funded debt ratio contained in the Credit Facility, in fiscal 2003. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company.

SSI Venture LLC ("SSV"), a retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $25 million. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The Vail Corporation guarantees the SSV Facility. The principal amount outstanding on the Tranche A revolving loan was $7.4 million as of July 31, 2002. The principal amount outstanding on the Tranche B term loan was $6.5 million at July 31, 2002. Future minimum amortization under the Tranche B term loan facility is $1.0 million and $5.5 million during fiscal years 2003 and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

(c)

The Company has outstanding $360 million of Senior Subordinated Notes (the "Notes"), $200 million of which were issued in May 1999 (the "1999 Notes") and $160 million of which were issued in November 2001 (the "2001 Notes"). The 1999 Notes and 2001 Notes have substantially similar terms. The 2001 Notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The proceeds of the 2001 Notes were used to repay a portion of the indebtedness under the Credit Facility. The exchange offer for the 2001 Notes has been registered under the Securities Act of 1933. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes (see Note 14). The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by all of the Company's consolidated subsidiaries designated as Guarantors, as defined in the terms of the Notes.

(d)

In connection with the Company's acquisition of Rancho Mirage in November 2001, the Company entered into a note payable to Olympus Real Estate Partners (the "Olympus Note"). The Olympus Note has a principal amount of $25 million and matures November 15, 2003. The terms of the Olympus Note do not provide for interest; therefore, the Company has imputed an interest rate of 8% per annum, which has been recorded as a discount on the Olympus Note and is being amortized as interest expense over the life of the Olympus Note.

(e)	Other obligations bear interest at rates ranging from 5.45% to 18.3% and have maturities ranging from 2002 to 2029.

(f)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2002 are as follows (in thousands):

2003	$ 4,754
2004	36,775
2005	142,507
2006	733
2007	4,208
Thereafter	413,809
Total debt	$602,786

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2002	2001

Land and land improvements	$ 223,753	$ 164,950
Buildings and terminals	475,706	367,462
Machinery and equipment	264,019	278,118
Automobiles and trucks	18,581	16,519
Furniture and fixtures	145,725	72,827
Construction in progress	63,284	21,343
	1,191,068	921,219
Accumulated depreciation	(277,262)	(230,102)
Property, plant and equipment, net	$ 913,806	$ 691,117

Depreciation expense for the fiscal years ended July 31, 2002, 2001 and 2000 totaled $63.6 million, $55.6 million and $52.1 million, respectively.

The composition of intangible assets follows:

	July 31,
	2002	2001

Indefinite lived intangibles
Trademarks	$ 58,008	$ 42,741
Other intangible assets	6,224	4,445
Goodwill	156,955	151,373
Excess reorganization value	14,145	24,594
	235,332	223,153

Amortizable intangible assets
Trademarks	$ 250	$ --
Other intangible assets	56,934	43,846
	57,184	43,846

Total intangible assets	$292,516	$266,999
Accumulated amortization	(74,930)	(72,035)
	$217,586	$194,964

Amortization expense for the fiscal years ended July 31, 2002, 2001 and 2000 totaled $3.4 million, $9.9 million and $9.6 million, respectively. The Company acquired $13.3 million of amortizable intangible assets through business combinations in fiscal 2002, consisting of $9.4 million of property management contracts, $3.4 million for a franchise agreement, $250,000 of trademarks and $200,000 of other intangibles, with useful lives ranging from 1 to 20 years. In addition, the Company acquired $25.9 million of non-amortizable intangible assets through business combinations in fiscal 2002 consisting of $15.3 million of trademarks, $8.8 million of goodwill and $1.8 million of other intangible assets. These additions were offset by a reduction of excess reorganization value of $10.4 million and the write-off of goodwill related to Village at Breckenridge of $3.3 million.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2002	2001

Trade payables	$ 55,586	$ 41,880
Deferred revenue	15,158	23,952
Deposits	15,720	13,501
Accrued salaries and wages	16,439	18,478
Self insurance reserves (medical and worker's comp)	11,169	9,925
Accrued interest	8,159	5,323
Property taxes	6,666	4,579
Liability to complete real estate sold, short term	3,507	5,723
Other accruals	7,826	5,789
	$140,230	$129,150

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

Total retirement plan expense recognized by the Company for the fiscal years ended July 31, 2002, 2001 and 2000 was $1.9 million, $1.8 million and $1.5 million, respectively.

7.  Income Taxes

At July 31, 2002, the Company has total federal net operating loss ("NOL") carryovers of approximately $257 million for income tax purposes that expire in the calendar years 2004 through 2008. The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through October 8, 2007 (Section 382 amount). Consequently, the accompanying financial statements and table of deferred items only recognize benefits related to the NOLs to the extent of the Section 382 amount.

At July 31, 2002 the Company has approximately $1.1 million in unused general business credit carryovers that expire in the years 2010 through 2021.

The decrease in the valuation allowance of $0.5 million from July 31, 2001 to July 31, 2002 is based on the completion of certain income tax examinations and management's on-going judgements regarding the realizability of deferred tax assets. Management has determined that it is more likely than not that a portion of the deferred tax assets may not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2002 and 2001 are as follows (in thousands):

	July 31,
	2002	2001
Deferred income tax liabilities:
Fixed assets	$ 92,548	$ 88,207
Intangible assets	17,742	18,944
Other, net	3,147	5,692
Total	113,437	112,843
Deferred income tax assets:
Accrued expenses	5,190	6,889
Net operating loss carryforwards	15,162	5,294
Minimum and other tax credits	1,097	6,474
Deferred membership revenue	19,515	11,127
Other, net	9,936	5,157
Total	50,900	34,941
Valuation allowance for deferred income taxes	(464)	(1,041)
Deferred income tax assets, net of valuation allowance	50,436	33,900
Net deferred income tax liability	$63,001	$ 78,943

The net current and non-current components of deferred income taxes recognized in the July 31, 2002 and 2001 balance sheets are as follows (in thousands):

	July 31,
	2002	2001

Net current deferred income tax asset	$ 10,433	$ 12,647
Net non-current deferred income tax liability	73,434	91,590
Net deferred income tax liability	$ 63,001	$ 78,943

Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	July 31,
	2002	2001	2000
Current:
Federal	$ 7,506	$ 2,551	$ 2,381
State	2,552	783	1,404
Total current	10,058	3,334	3,785
Deferred:
Federal	(1,489)	6,332	4,384
State	(1,226)	(542)	455
Total deferred	(2,715)	5,790	4,839
Tax benefit related to exercise of stock options and issuance of restricted stock	47	2,046	183
	$ 7,390	$ 11,170	$ 8,807

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	Fiscal Year Ended
	July 31,
	2002	2001	2000

At U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	5.2%	2.9%	3.0%
Benefit of state tax reduction	0.0%	(0.8%)	0.0%
Goodwill and excess reorganization value amortization	0.0%	4.8%	6.2%
Nondeductible compensation	7.0%	0.0%	0.0%
Other	(2.9%)	3.1%	1.7%
	44.3%	45.0%	45.9%

8.  Related Party Transactions

Operating expenses include an annual fee for management services provided by Apollo Advisors, an affiliate of the majority holder of the Company's Class A Common Stock. This fee is generally settled partly in cash and partly in services rendered by the Company to Apollo Advisors and its affiliates. The fee for the years ended July 31, 2002, 2001 and 2000 was $500,000 each year. At July 31, 2002, the Company had a receivable with respect to this arrangement of $0.1 million. At July 31, 2001, the Company's liability with respect to this arrangement was $0.4 million.

Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("Resort Company"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. During fiscal years 1991 through 2002, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during the years ended July 31, 2002, 2001 and 2000 totaled $6.7 million, $6.6 million and $5.7 million, respectively. At July 31, 2002 the Company had a receivable with respect to this arrangement of $0.6 million; there was no receivable as of July 31, 2001.

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

In February 2001, the Company invested in the purchase of a primary residence in the Vail Valley for Martin White, Senior Vice President of Marketing for the Company. The Company contributed $600,000 towards the purchase price of the residence and thereby obtained an approximate 37.5% undivided ownership interest in such residence. In addition, the Company has agreed to fund certain future improvements to the property, not to exceed 50% of the fair value of the property. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. White's termination of employment from the Company.

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

RockResorts serves as the management company for five luxury resorts that are owned indirectly by Olympus Real Estate Partners ("Olympus"), the Company's minority partner in the RockResorts joint venture. Management and other receivables from these five properties amount to $279,000 at July 31, 2002, which is included in trade receivables in the accompanying 2002 balance sheet.

9.  Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes and townhomes, and lodging units. As of July 31, 2002, the Company has sold 104 single-family homesites and 21 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $27.9 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $29.6 million letter of credit issued against the Company's Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $14.8 million at July 31, 2002, and has recorded the entire amount as a liability in the accompanying financial statements. The total subsidy incurred as of July 31, 2002 and 2001 was $10.0 million and $8.5 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. Seven of the dwelling units are owned by a third party developer. The Company's current plans call for approximately 53 home sites to be sold over the next two years, and all 80 units to be constructed over the next eleven years. As of July 31, 2002, the Company has sold 30 of the 53 home sites, and has placed an additional 14 home sites under contract. The Company expects to begin closing on these lots before the end of the calendar year 2002. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated that the present value of this aggregate subsidy to be $1.9 million at July 31, 2002, and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of July 31, 2002 and 2001 was $317,000 and $0, respectively.

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. Each entity has issued interest only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in the aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The proceeds of the Housing Bonds were used to construct the housing facilities. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to use a certain percentage of the units in the housing facilities to provide seasonal housing for its employees in return for a rental payment. In aggregate, the Company paid rents of $7.0 million, $6.5 million and $2.8 million to the four entities for the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

At July 31, 2002, the Company had various other letters of credit outstanding in the aggregate amount of $13.8 million.

The Company is self-insured for medical and workers' compensation. The self-insurance liability related to workers' compensation is determined actuarially based on claims filed. The self-insurance liability related to medical claims includes an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. The amounts related to these claims are included as a component of accounts payable and accrued expenses as noted in Note 5. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded from ultimate claims payments will be reflected in operations in the period in which such adjustments are known.

In June 1998, the Company and GSSI LLC ("GSSI") formed a joint venture, SSV, a retail/rental operation. At any time during the sixty-day period beginning August 1, 2003 and during the corresponding sixty-day period every year thereafter, each of the Company and GSSI have the right to require the Company to purchase from GSSI, and GSSI to sell to the Company, GSSI's ownership interest in SSV. The put/call purchase price will be based on a multiple of earnings before interest, taxes, and amortization.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the fiscal years ended July 31, 2002, 2001 and 2000, the Company recorded lease expense related to these agreements of $15.4 million, $22.9 million and $20.1 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of July 31, 2002 are as follows (in thousands):

2003	$ 8,475
2004	6,088
2005	5,133
2006	4,781
2007	3,740
Thereafter	19,389
Total	$ 47,606

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

The U.S. Army Corps of Engineers alleged in 1999 that certain road construction which the Company undertook as part of the Blue Sky Basin expansion involved discharges of fill material into wetlands in violation of the Clean Water Act. A subsequent review confirmed that the wetland impact involved approximately seven-tenths of one acre, although subsequent judicial decisions under the Clean Water Act may reduce the extent of the jurisdictional impact. Subsequently, the Environmental Protection Agency, the lead enforcement agency in this matter, ordered the Company to stabilize the road temporarily and restore the wetland in the summer of 2000. (EPA--Region VIII, Docket No. CWA-8-2000-01). The Company has completed the restoration work on the wetland impact (subject to future monitoring requirements), pursuant to the restoration plan approved by the EPA. The EPA is considering enforcement action, and settlement discussions between the EPA and the Company are continuing. Although the Company cannot guarantee a particular result, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial condition or results of operations.

10. Segment Information

The Company has three reportable segments: mountain, lodging and real estate operations. As a result of a change in the Company's business operations, the Company stopped reporting Technology as a separate segment on April 30, 2002. In addition, as of July 31, 2002, the Company has broken down its former Resort segment into two new reporting segments: Mountain, which includes the operations of the Company's ski resorts and related ancillary activities, and Lodging, which includes the operations of all of the Company's owned hotels, RockResorts, GTLC, condominium management, and golf operations. The real estate segment develops, buys and sells real estate in and around the Company's mountain resort communities. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

The Company evaluates performance and allocates resources to its segments based on EBITDA, as previously defined. Mountain EBITDA consists of net mountain revenue plus mountain equity investment income less mountain operating expense. Lodging EBITDA consists of net lodging revenue plus lodging equity investment income less lodging operating expense. Real estate EBITDA consists of net real estate revenue plus real estate equity investment income less real estate operating expense. All segment expenses include an allocation of corporate administrative expense. Assets are not allocated between segments, except as shown in the table below, or used to evaluate performance or allocate resources to the segments. The accounting policies specific to each segment are the same as those described in the Summary of Significant Accounting Policies (Note 2).

Following is key financial information by reportable segment and is used by management in evaluating performance and allocating resources (in thousands):

	Fiscal Year Ended
	July 31,
	2002	2001	2000
Net revenue:
Mountain	$ 400,478	$391,373	$373,786
Lodging	150,928	124,207	116,610
Real estate	63,854	28,200	48,660
	$ 615,260	$543,780	$539,056
Equity investment income/(loss):
Mountain	$ 1,977	$ 1,514	$ 2,713
Lodging	--	(1,245)	--
Real estate	2,744	7,043	3,024
	$ 4,721	$ 7,312	$ 5,737
EBITDA:
Mountain	$ 93,254	$ 94,873	$ 92,363
Lodging	13,738	13,646	13,040
Real estate	15,246	12,272	9,618
	$ 122,238	$120,791	$115,021
Capital expenditures:
Mountain and lodging	$ 76,234	$ 57,814	$ 76,656
Real estate	68,705	39,172	40,410
	$ 144,939	$ 96,986	$117,066
Identifiable assets:
Mountain and lodging	$ 913,806	$691,117	$660,450
Real estate	161,778	159,177	147,172
	$1,075,584	$850,294	$807,622

Reconciliation to consolidated income before provision for income taxes:
Mountain EBITDA	$ 93,254	$ 94,873	$ 92,363
Lodging EBITDA	13,738	13,646	13,040
Real estate EBITDA	15,246	12,272	9,618
Total EBITDA	122,238	120,791	115,021
Depreciation and amortization expense	(67,027)	(65,478)	(61,748)
Other income (expense):
Investment income	1,644	2,547	1,843
Interest expense	(39,271)	(32,093)	(35,162)
Loss on disposal of fixed assets	(226)	(143)	(104)
Other income (expense)	155	(38)	32
Minority interest in income of consolidated joint venture	(850)	(785)	(713)
Income before provision for income taxes	$ 16,663	$ 24,801	$ 19,169

11.  Stock Compensation Plans

At July 31, 2002, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	July 31,
	2002	2001	2000

Net Income
As reported	$ 7,565	$13,631	$10,362
Pro forma	4,060	9,897	6,594

Basic net income per common share
As reported	$ 0.21	$ 0.39	$ 0.30
Pro forma	0.12	0.28	0.19

Diluted net income per common share
As reported	$ 0.21	$ 0.39	$ 0.30
Pro forma	0.12	0.28	0.19

The Company has three fixed option plans--the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan") and the 1999 Long Term Incentive and Share Award Plan ("1999 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan are determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years. 1,500,000 and 2,500,000 shares of Common Stock may be issued in the form of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan and the 1999 Plan, respectively. Under the 1996 Plan and the 1999 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan and 1999 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. To date, no options have been granted to non-employees (except those granted to non-employee members of the board of directors of a consolidated subsidiary) under any of the three plans. At July 31, 2002, approximately 53,000, 88,000 and 183,000 options were available under the 1993 Plan, 1996 Plan and 1999 Plan, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for each year, expected volatility of 38.5%, 35.9% and 39.9%; risk-free interest rates of 3.92%, 5.99% and 6.03%; and an expected life of five years for each year. A summary of the status of the Company's three fixed stock option plans as of July 31, 2002, 2001 and 2000 and changes during the years ended July 31, 2002, 2001 and 2000 is presented below (in thousands, except per share amounts):

	Shares Subject to	Weighted Average Exercise Price
Fixed Options	Option	Per Share
Balance at July 31, 1999	2,379	$ 19.65
Granted	766	19.61
Exercised	(36)	8.82
Forfeited	(123)	23.24
Balance at July 31, 2000	2,986	$ 19.54
Granted	714	19.22
Exercised	(490)	9.16
Forfeited	(172)	21.83
Balance at July 31, 2001	3,038	$ 21.24
Granted	881	14.35
Exercised	(25)	12.49
Forfeited	(84)	19.54
Balance at July 31, 2002	3,810	$ 19.67

The following table summarizes information about fixed stock options outstanding at July 31, 2002, 2001 and 2000 (in thousands, except per share and life amounts):

	Options Outstanding			Options Exercisable
Exercise Price Range Per	Shares	Weighted-Average Remaining Contractual Life Per	Weighted-Average Exercise Price Per	Shares	Weighted-Average Exercise Price Per
Share	Outstanding	Share	Share	Exercisable	Share
July 31, 2002:
$ 6-11	75	2.0	$ 9.28	75	$ 9.28
16-20	2,414	7.6	17.65	1,039	19.36
>20-25	1,184	6.0	23.55	1,072	23.84
>25-29	137	5.9	27.31	127	27.38
$ 6-29	3,810	6.9	$ 19.67	2,313	$ 21.55
July 31, 2001:
$ 6-11	89	2.9	$ 9.16	89	$ 9.16
16-20	1,608	7.7	19.62	658	19.55
>20-25	805	6.8	22.90	604	23.56
>25-29	536	7.2	25.59	386	25.74
$ 6-29	3,038	7.2	$ 21.24	1,737	$ 21.79
July 31, 2000:
$ 6-11	563	3.4	$ 8.86	548	$ 8.81
16-20	1,051	8.0	19.29	385	19.82
>20-25	1,223	7.9	23.73	551	24.01
>25-29	149	7.9	27.31	87	27.42
$ 6-29	2,986	7.1	$ 19.54	1,571	$ 17.87

During fiscal years 2002 and 2001 the Company granted restricted stock to certain executives under the 1999 Plan and the 1996 Plan. The aggregate number of shares granted totaled 165,000 and 36,375 in fiscal 2002 and 2001, respectively. The shares vest and are issued in equal increments over periods ranging from 22 months to three years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods. During fiscal 2002, 2001 and 2000 the Company issued 8,270, 8,619 and 13,176 shares of restricted stock, respectively.

12.  Capital Stock

The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock elect a class of directors that constitutes two-thirds of the Board of Directors and holders of Common Stock elect another class of directors constituting one-third of the Board of Directors. At July 31, 2002 and 2001, one shareholder owned substantially all of the Class A Common Stock and, as a result, has effective control of the Company's Board of Directors. The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders. There were no shares of Class A Common Stock converted to Common Stock during fiscal 2002, 2001, or 2000.

13.  Selected Quarterly Financial Data (Unaudited--In thousands, except per share amounts)

	Fiscal 2002
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2002	2002	2002	2002	2001

Mountain revenue	$400,478	$ 31,858	$193,243	$ 145,960	$ 29,417
Lodging revenue	150,928	40,708	49,096	32,517	28,607
Real estate revenue	63,854	9,500	4,323	35,037	14,994
Total revenue	615,260	82,066	246,662	213,514	73,018
Income (loss) from operations	50,490	(46,995)	88,109	44,354	(34,978)
Income (loss) before cumulative effect of change in accounting principle	9,273	(35,064)	47,033	21,727	(24,423)
Cumulative effect of change in accounting principle	(1,708)	--	--	--	(1,708)
Net income (loss)	7,565	(35,064)	47,033	21,727	(26,131)
Income (loss) before cumulative effect of change in accounting principle, per common share	0.26	(1.00)	1.34	0.62	(0.70)
Cumulative effect of change in accounting principle, per common share	(0.05)	--	--	--	(0.05)
Basic net income (loss) per common share	0.21	(1.00)	1.34	0.62	(0.75)
Diluted net income (loss) per common share	$ 0.21	(1.00)	$ 1.34	$ 0.62	$ (0.75)

	Fiscal 2001
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2001	2001	2001	2001	2000

Mountain revenue	$391,373	$ 26,844	$184,997	$ 153,284	$ 26,248
Lodging revenue	124,207	32,807	34,764	25,383	31,253
Real estate revenue	28,200	2,999	6,414	9,811	8,976
Total revenue	543,780	62,650	226,175	188,478	66,477
Income (loss) from operations	48,001	(36,498)	79,948	37,986	(33,435)
Net income (loss)	13,631	(19,094)	40,798	15,561	(23,634)
Basic net income (loss) per common share	0.39	(0.54)	1.17	0.44	(0.68)
Diluted net income (loss) per common share	$ 0.39	(0.54)	$ 1.17	$ 0.44	$ (0.68)

As announced in the Company's Form 10-Q for the nine months ended April 30, 2002, the Company changed its method of revenue recognition for private club membership initiation fees from an immediate-recognition basis to a deferred basis. At the time the Company filed its April 30, 2002 Form 10-Q, the Company used a period of 12 years as the deferral period for membership initiation fee recognition. After consultation with the Securities and Exchange Commission, the Company is now deferring membership initiation fee revenue over the estimated life of the club facilities, which the Company has estimated to be 30 years. The Company has also reclassified income from equity-method investments out of operating income and is now presented as a component of other income and expense. The following table presents a comparison of the quarterly financial data as reported in the April 30, 2002 Form 10-Q to the Company's current presentation.

	Quarter Ended			Quarter Ended			Quarter Ended
	April 30, 2002			January 31, 2002			October 31, 2001
	As	Previously	Percent	As	Previously	Percent	As	Previously	Percent
	Restated	Reported	Change	Restated	Reported	Change	Restated	Reported	Change
Mountain revenue	$ 193,243	$ 193,892	(0.3)%	$ 145,960	$ 147,064	(0.8)%	$ 29,417	$ 30,188	(2.6)%
Lodging revenue	49,096	49,096	0.0%	32,517	32,517	0.0%	28,607	28,607	0.0%
Real estate revenue	4,323	4,526	(4.5)%	35,037	36,651	(4.4)%	14,994	15,850	(5.4)%
Total revenue	246,662	247,514	(0.3)%	213,514	216,232	(1.3)%	73,018	74,645	(2.2)%
Income (loss) from operations	88,109	88,961	(1.0)%	44,354	47,072	(5.8)%	(34,978)	(33,351)	4.9%
Income before cumulative effect of change in accounting principle	47,033	47,250	(0.5)%	21,727	21,941	(1.0)%	(24,423)	(24,224)	0.8%
Cumulative effect of change in accounting principle	-	-	0.0%	-	-	0.0%	(1,708)	-	(100.0)%
Net income (loss)	47,033	47,250	(0.5)%	21,727	21,941	(1.0)%	(26,131)	(24,224)	7.9%
Income before cumulative effect of change in accounting principle, per common share	$ 1.34	$ 1.34	0.0%	$ 0.62	$ 0.62	0.0%	$ (0.70)	$ (0.69)	1.4%
Cumulative effect of change in accounting principle, per common share	-	-	0.0%	-	-	0.0%	(0.05)	-	(100.0)%
Basic net income (loss) per common share	1.34	1.34	0.0%	0.62	0.62	0.0%	(0.75)	(0.69)	8.7%
Diluted net income (loss) per common share	$ 1.34	$ 1.34	0.0%	$ 0.62	$ 0.62	0.0%	$ (0.75)	$ (0.69)	8.7%

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

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. In 2002, Boulder/Beaver LLC, Resort Technology Partners, LLC and RT Partners, Inc are presented with Non-Guarantor Subsidiaries; in prior years they were presented with Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of July 31, 2002 and 2001. Statement of operations and statement of cash flows data are presented for the years ended July 31 2002, 2001 and 2000.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting. Net income of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) subsidiaries. Net income of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries. The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	23,111	124	-	51	2,679	-	25,965
Receivables	-	27,595	881	602	117	2,642	-	31,837
Inventories, net	-	11,194	89	-	129	20,914	-	32,326
Deferred income taxes	1,138	9,294	-	-	-	1	-	10,433
Other current assets	-	7,657	137	-	7	1,054	-	8,855
Total current assets	1,138	78,851	1,231	602	304	27,290	-	109,416
Property, plant and equipment, net	-	867,117	30,203	-	852	15,634	-	913,806
Real estate held for sale	-	150,651	-	900	-	10,227	-	161,778
Deferred charges and other assets	9,450	24,154	-	34	-	521	-	34,159
Notes receivable	-	10,965	-	-	-	-	-	10,965
Intangible assets, net	-	184,852	2,077	10,617	-	20,040	-	217,586
Investments in subsidiaries and advances to (from) parent	865,717	(217,450)	(15,705)	-	-	(10,313)	(622,248)	-
Total assets	876,305	1,099,139	17,806	12,153	1,156	63,399	(622,248)	1,447,710

Current liabilities:
Accounts payable and accrued expenses	7,728	112,265	1,535	1,852	178	16,672	-	140,230
Income taxes payable	7,934	-	-	-	-	-	-	7,934
Long-term debt due within one year	-	2,854	900	-	-	1,000	-	4,754
Total current liabilities	15,662	115,119	2,435	1,852	178	17,672	-	152,918
Long-term debt	353,108	231,898	-	-	126	12,900	-	598,032
Other long-term liabilities	267	90,317	-	-	-	-	-	90,584
Deferred income taxes	-	71,791	-	-	-	1,643	-	73,434
Minority interest in net assets of consolidated subsidiaries	-	1,454	7,531	3,231	100	13,158	-	25,474
Total stockholders' equity	507,268	588,561	7,839	7,070	752	18,026	(622,248)	507,268
Total liabilities and stockholders' equity	876,305	1,099,139	17,806	12,153	1,156	63,399	(6,22,248)	1,447,710

Supplemental Condensed Consolidating Balance Sheet
For the Year Ended July 31, 2001
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	26,963	568	48	415	-	27,994
Receivables, net	-	24,053	596	77	1,026	-	25,752
Taxes receivable	939	-	-	-	-	-	939
Inventories, net	-	8,771	22	140	17,958	-	26,891
Deferred income taxes	1,138	10,495	-	-	1,014	-	12,647
Other current assets	-	7,755	6	42	874	-	8,677
Total current assets	2,077	78,037	1,192	307	21,287	-	102,900
Property, plant and equipment, net	-	653,062	22,183	975	14,897	-	691,117
Real estate held for sale	-	148,950	-	-	10,227	-	159,177
Deferred charges and other assets	5,750	23,259	-	-	80	-	29,089
Notes receivable	-	10,881	-	-	-	-	10,881
Intangible assets, net	-	180,179	2,041	-	12,744	-	194,964
Investments in subsidiaries and advances to (from) parent	694,159	(2,843)	(6,678)	-	(10,909)	(673,729)	-
Total assets	701,986	1,091,525	18,738	1,282	48,326	(673,729)	1,188,128

Current liabilities:
Accounts payable and accrued expenses	4,703	111,329	1,092	179	11,847	-	129,150
Long-term debt due within one year	-	746	-	-	1,000	-	1,746
Total current liabilities	4,703	112,075	1,092	179	12,847	-	130,896
Long-term debt	200,000	171,306	-	128	15,200	-	386,634
Other long-term liabilities	534	60,644	-	-	-	-	61,178
Deferred income taxes	-	91,590	-	-	-	-	91,590
Minority interest in net assets of consolidated subsidiaries	-	4,365	8,647	100	7,969	-	21,081
Total stockholders' equity	496,749	651,545	8,999	875	12,310	(673,729)	496,749
Total liabilities and stockholders' equity	701,986	1,091,525	18,738	1,282	48,326	(673,729)	1,188,128

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended July 31, 2002
(in thousands of dollars)

	Parent Company	100 % Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	--	489,973	4,233	1,662	2,689	105,296	11,407	615,260
Total operating expenses	11,570	429,868	6,217	2,627	3,014	100,067	11,407	564,770
Income from operations	(11,570)	60,105	(1,984)	(965)	(325)	5,229	--	50,490
Other income (expense)	(27,998)	(8,507)	(291)	--	(1)	(901)	--	(37,698)
Equity investment income	--	4,721	--	--	--	--	--	4,721
Minority interest in net income of consolidated susidiaries	--	39	1,115	--	--	(2,004)	--	(850)
Income (loss) before income taxes	(39,568)	56,358	(1,160)	(965)	(326)	2,324	--	16,663
Benefit (provision) for income taxes	17,529	(24,919)	--	--	--	--	--	(7,390)
Net income (loss) before equity in
income of consolidated subsidiaries	(22,039)	31,439	(1,160)	(965)	(326)	2,324	--	9,273
Cumulative effect of change in accounting principle	--	(1,708)	--	--	--	--	--	(1,708)
Equity in income of consolidated
subsidiaries	29,604	(126)	--	--	--	--	(29,478)	--
Net income (loss)	7,565	29,605	(1,160)	(965)	(326)	2,324	(29,478)	7,565

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended July 31, 2001
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	-	449,737	2,482	2,913	92,223	(3,575)	543,780
Total operating expenses	1,723	404,311	3,056	3,197	87,067	(3,575)	495,779
Income from operations	(1,723)	45,426	(574)	(284)	5,156	-	48,001
Other income (expense)	(18,219)	(10,133)	(247)	(16)	(1,112)	-	(29,727)
Equity investment income	-	7,312	0	-	-	-	7,312
Minority interest in net income of
consolidated subsidiaries	-	404	402	-	(1,591)	-	(785)
Income (loss) before income taxes	(19,942)	43,009	(419)	(300)	2,453	-	24,801
Benefit (provision) for income taxes	8,635	(19,770)	-	-	(35)	-	(11,170)
Net income (loss) before equity in
income of consolidated subsidiaries	(11,307)	23,239	(419)	(300)	2,418	-	13,631
Equity in income of consolidated
subsidiaries	24,938	1,699	-	-	-	(26,637)	-
Net income (loss)	13,631	24,938	(419)	(300)	2,418	(26,637)	13,631

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended July 31, 2000
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	-	460,900	2,074	78,713	(2,631)	539,056
Total operating expenses	1,656	414,204	2,538	75,753	(2,631)	491,520
Income from operations	(1,656)	46,696	(464)	2,960	-	47,536
Other income (expense)	(18,133)	(13,749)	(31)	(1,478)	-	(33,391)
Equity investment income	-	5,737	-	-	-	5,737
Minority interest in net income of
consolidated subsidiary	-	-	-	(713)	-	(713)
Income (loss) before income taxes	(19,789)	38,684	(495)	769	-	19,169
Benefit (provision) for income taxes	8,628	(17,435)	-	-	-	(8,807)
Net income (loss) before equity in
income of consolidated subsidiaries	(11,161)	21,249	(495)	769	-	10,362
Equity in income of consolidated
subsidiaries	21,523	274	-	-	(21,797)	-
Net income (loss)	10,362	21,523	(495)	769	(21,797)	10,362

Supplemental Condensed Consolidating Statement of Cash Flows
	For the Year Ended July 31, 2002
	(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	16,999	106,108	(737)	900	(175)	8,579	-	131,674

Cash flows from investing activities:
Capital expenditures	-	(61,536)	(8,734)	-	(34)	(5,930)	-	(76,234)
Investments in real estate	-	(67,805)	-	(900)	-	-	-	(68,705)
Cash paid in acquisitions	-	(163,130)	-	-	-	(1,640)	-	(164,770)
Investments in/distributions from equity investments	-	6,549	-	-	-	-	-	6,549
Advances to (from) affiliates	(164,957)	153,092	9,027			838	-	(2,000)
Other investing activities	-	223	-	-	-	44	-	267
Net cash provided by (used in) investing activities	(164,957)	(132,607)	293	(900)	(34)	(6,688)	-	(304,893)

Cash flows from financing activities:
Other financing activities	(4,688)	(2,968)	-	-	41	-	-	(7,615)
Proceeds from borrowings under long-term debt	152,646	584,035	-	-	650	-	-	737,331
Payments on long-term debt	-	(548,033)	-	-	(478)	(2,300)	-	(550,811)
Distributions to minority shareholders	-	-	-	-	-	(1,261)	-	(1,261)
Net cash provided by (used in) financing activities	147,958	33,034	-	-	213	(3,561)	-	177,644

Net increase in cash and cash equivalents	-	6,535	(444)	-	4	(1,670)	-	4,425

Cash and cash equivalents:
Beginning of period	-	4,972	568	-	48	3,097	-	8,685
End of period	-	11,507	124	-	52	1,427	-	13,110

Supplemental Condensed Consolidating Statement of Cash Flows
July 31, 2001
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	(18,037)	118,192	(453)	(270)	9,171	-	108,603

Cash flows from investing activities:
Capital expenditures	-	(49,128)	(1,977)	(6)	(6,703)	-	(57,814)
Investments in real estate	-	(39,172)	-	-	-	-	(39,172)
Cash paid in acquisitions	-	(20,794)	1,320	-	-	-	(19,474)
Cash financing provided to equity method investees	-	(7,400)	-	-	-		(7,400)
Investments in equity investments	-	(4,795)	-	-	-	-	(4,795)
Distributions from equity investments	-	20,681	-	-	-		20,681
Other investing activities	-	2,252	-	-	(1,706)	-	546
Net cash used in investing activities	-	(98,356)	(657)	(6)	(8,409)	-	(107,428)

Cash flows from financing activities:
Other financing activities	4,324	1,063	-	13	-	-	5,400
Distributions to minority shareholder	-	-	-	-	(856)	-	(856)
Proceeds from borrowings under long-term debt	-	220,251	-	620	3,200	-	224,071
Payments on long-term debt	-	(228,572)	-	(354)	(1,000)	-	(229,926)
Advances to (from) affiliates	13,713	(13,307)	1,678	-	(2,084)	-	-
Net cash provided by (used in) financing activities	18,037	(20,565)	1,678	279	(740)	-	(1,311)

Net increase (decrease) in cash and cash equivalents	-	(729)	568	3	22	-	(136)

Cash and cash equivalents:
Beginning of period	-	8,454	-	45	322	-	8,821
End of period	-	7,725	568	48	344	-	8,685

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended July 31,2000
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	34,055	69,394	(447)	7,745	-	110,747

Cash flows from investing activities:
Capital expenditures	-	(69,884)	(1,225)	(5,547)	-	(76,656)
Investments in real estate	-	(40,410)	-	-	-	(40,410)
Investments in joint ventures	-	(4,106)	-	-	-	(4,106)
Distributions from joint ventures	-	5,156	-	-	-	5,156
Cash received from sale of assets	-	2,111	-	(48)	-	2,063
Net cash used in investing activities	-	(107,133)	(1,225)	(5,595)	-	(113,953)

Cash flows from financing activities:
Other financing activities	(305)	(151)	-	-	-	(456)
Distributions to minority shareholder	-	-	-	(743)	-	(743)
Proceeds from borrowings under long-term debt	-	202,480	1,892	200	-	204,572
Payments on long-term debt	-	(208,436)	(175)	(1,037)	-	(209,648)
Advances to (from) affiliates	(33,750)	34,225	-	(475)	-	-
Net cash provided by (used in) financing activities	(34,055)	28,118	1,717	(2,055)	-	(6,275)

Net increase (decrease) in cash and cash equivalents	-	(9,621)	45	95	-	(9,481)

Cash and cash equivalents:
Beginning of period	-	18,075	-	227	-	18,302
End of period	-	8,454	45	322	-	8,821

15.  Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2002:

Equity Method Investees	Ownership Interest
Keystone JV	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Bachelor Gulch Resort, LLC	49%
FFT Investment Partners	45%
Eclipse Television & Sports Marketing, LLC	25%
Eagle Park Reservoir Company	46%
Tenderfoot Seasonal Housing, LLC	50%
The Tarnes at BC, LLC	31%
BC Housing, LLC	49%
Breckenridge Terrace, LLC	50%
Avon Partners II, LLC	50%

Condensed financial data for investments in significant equity method subsidiaries are summarized below (in thousands). The results of operations for SSF/VARE are included for the twelve months ended July 31, 2002, 2001, and 2000. The Keystone JV is presented for the twelve months ended June 30, 2002, 2001, and 2000.

	Keystone JV	SSF/VARE
Financial data for 2002:
Current assets	$ 4,510	$ 3,173
Other assets	85,537	3,287
Total assets	$ 90,047	$ 6,460

Current liabilities	$ 8,477	$ 1,212
Other liabilities	18,526	811
Shareholders' equity	63,044	4,437
Total liabilities and shareholders' equity	$ 90,047	$ 6,460

Net revenue	$ 45,715	$ 32,945
Operating income	5,797	7,688
Net income	6,477	5,054

Financial data for 2001:
Current assets	$ 26,944	$ 3,316
Other assets	101,784	3,504
Total assets	$ 128,728	$ 6,820

Current liabilities	$ 19,530	$ 947
Other liabilities	44,063	919
Shareholders' equity	65,135	4,954
Total liabilities and shareholders' equity	$ 128,728	$ 6,820

Net revenue	$ 81,597	$ 35,457
Operating income	18,174	7,645
Net income	17,249	4,683

Financial data for 2000:
Net revenue	$ 61,230	$ 43,610
Operating income	11,422	7,672
Net income	10,370	5,968

16.  Acquisitions and Business Combinations

In October 2000, the Company invested in a newly formed Irish corporation ("Lowther Ltd.") whose purpose is to develop a resort-based reservations system which will enable the shopping, booking and distribution of packaged vacations. In return for an initial investment of $5 million, the Company received a 49% interest in the joint venture. The Company paid $0.8 million at closing and the remainder of the initial investment is due in quarterly installments over the following twelve-month period. The Company sold its investment in Lowther, Ltd. to the majority partner in fiscal 2002 and acquired a license to the reservation software, the first phase of which has been implemented.

Also in October 2000, the Company entered into a joint venture agreement with a venture led by an affiliate of Continental Gencom for the construction of The Ritz-Carlton® , Bachelor Gulch ("the Ritz"). The Ritz, scheduled to open in late 2002, is being developed by The Athens Group, of Phoenix, Arizona, and will include a 238-room hotel, a 20,000-square-foot spa and fitness center, ski rental, lesson and retail space, restaurants plus meeting space. In addition, 23 privately owned luxury penthouse residences are being built above the hotel. All 23 of these penthouses are currently under contract. The Company received a 49% interest in the joint venture in return for a cash investment of up to $3.8 million, land contribution with a $3.4 million book value, and an interest-bearing loan to the joint venture of up to $4.5 million. At July 31, 2002, the company had contributed $1.8 million in cash of the $3.8 million commitment. Construction of the entire hotel project is expected to cost approximately $162 million. In order to cover construction costs, the joint venture has obtained $97 million in debt financing from a syndicate of banks. The remainder is being funded by a combination of equity and debt contributed by the partners, mezzanine financing, and the sale of condominiums. Under the terms of the joint venture, the Company will provide golf, spa and club privileges to the Ritz for a fee of $3.7 million. The Company received $1.5 million in December 2000, and will receive $1.5 million when the golf course opens and $0.7 million as penthouse residences close. Separately, the Company will contract with the hotel joint venture to acquire the 20,000-square-foot spa, plus 8,000 square feet of skier services area, at the developer's cost of approximately $13 million. The majority of this expense is expected to be recouped through membership sales in the Bachelor Gulch Club.

In December 2000, the Company acquired a 51% interest in the Renaissance Resort and Spa near Jackson, Wyoming. The Company's initial equity investment was approximately $9.4 million, and the Company also provided a $5.0 million loan at market rates to the new entity. Approximately $2.4 million of the purchase price was allocated to goodwill. The Company concurrently entered into a contract to provide consulting services to the hotel and related facilities, and also has an option to purchase the 49% minority interest in five years. Renaissance Resort and Spa was renamed Snake River Lodge & Spa, and currently consists of 95 deluxe hotel rooms and 72 luxury condominium guest bedrooms. The property also includes a restaurant and lounge, meeting and conference space, a new 8,000 square foot indoor-outdoor pool complex and a new10,000 square foot spa and fitness center.

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

In November 2001, the Company acquired a majority interest in RockResorts, a luxury hotel brand, from Olympus for total initial cash consideration of $7.5 million. The Company acquired RockResorts primarily to establish its own luxury hotel brand. Approximately $0.5 million of the purchase price was allocated to goodwill. The Company believes that the RockResorts brand will enhance its ability to implement its overall lodging strategy which, which warrants a purchase price in excess of the fair value of the assets acquired. The acquisition includes the assumption by the Company of the management contracts on RockResorts' five resort hotels across the United States. The Company controls most operational decisions for RockResorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement, with fee sharing ranging between 20-25% depending on the financing of the applicable properties. From October 1, 2004 to September 30, 2005, Olympus has the option to sell its remaining interest in RockResorts to the Company for an amount calculated at that time based on the growth of RockResorts. Effective October 1, 2005, the Company has the option to acquire the remaining interest in RockResorts through an additional payment to Olympus, which is to be determined at that time based on growth of RockResorts. The RockResorts brand portfolio at the time of acquisition consisted of five Olympus-owned luxury resort hotels: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington, and Casa Madrona in Sausalito, California. Olympus retained ownership of these properties, with RockResorts serving as property manager. Additionally, five of the hotels the Company owns or has a majority interest in have been re-flagged as RockResorts: The Lodge at Vail, The Keystone Lodge, The Pines Lodge in Beaver Creek, the Snake River Lodge & Spa in Jackson Hole, Wyoming and the Lodge at Rancho Mirage, Rancho Mirage, CA.

Concurrent with the acquisition of RockResorts, the Company acquired The Ritz-Carlton, Rancho Mirage from Olympus for an initial cash consideration of $20 million and a note payable to Olympus for $25 million due two years from the acquisition date. The purchase price allocation has not yet been completed, pending receipt of a final asset valuation. The Company made the acquisition to grow the Company's luxury RockResorts hotel brand. The note payable represents a non-cash portion of the acquisition cost. The Ritz-Carlton, Rancho Mirage was renamed The Lodge at Rancho Mirage and is being managed as a RockResort property. The four-star hotel is located in the Palm Springs area of California and has 240 guestrooms, including 21 suites. The facility also includes a full service spa, salon and fitness center, an outdoor swimming pool and Jacuzzi, three restaurants and a bar, almost 12,000 square feet of meeting space, and two leased retail spaces. Results of operations for The Lodge at Rancho Mirage are included in the Consolidated Statement of Operations from the purchase date forward.

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

In May 2002, certain of the Company's wholly-owned subsidiaries acquired 100% of the ownership interests of Heavenly Valley, Limited Partnership from subsidiaries of American Skiing Company. Heavenly Valley, Limited Partnership owns Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. Heavenly offers over 4,800 acres of skiing and operates 29 lifts. The Company purchased Heavenly to expand its portfolio of premier ski resorts and geographically diversify its resort portfolio. The transaction closed for consideration of $102 million (including $2.7 million of assumed debt), less a cash adjustment of $2.8 million resulting in net consideration of $99.2 million. The assumed debt represents a non-cash portion of the acquisition cost. The cash adjustment is intended to offset the losses incurred by Heavenly during the period from closing until the end of Vail Resorts' fiscal year on July 31, 2002. The actual loss incurred during that period was approximately $3.5 million. The purchase price allocation has not yet been completed, pending receipt of a final asset valuation. The results of operations for Heavenly are included in the Company's Consolidated Statement of Operations from the acquisition date forward.

The following unaudited pro forma revenue for the year ended July 31, 2002 assumes the acquisition of Heavenly occurred on August 1, 1999. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. Pro forma net income and EPS are not presented as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

	Pro-forma Year Ended July 31,
	2002	2001	2000
	----------(unaudited)----------
Total Revenue	$ 666,898	$ 596,799	$ 590,907

17.  Subsequent Events

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

On October 29, 2002, the Company announced that, as a counterbalance to the possibility of slower performance in the nationwide leisure travel and lodging market in the coming year, it has implemented a cost reduction plan of approximately $10 million in actual year-over-year cost reductions. The Company is also tightly managing all its planned expenses, attempting to contain the impact of inflation and rigorously managing other discretionary expenditures.

These actual year-over-year cost reductions include the elimination of approximately 100 positions, or less than 1% of the total employee force, across all locations, through a combination of approximately 50 layoffs and the elimination of approximately 50 vacant positions. The cost reduction plan also includes changes designed to improve operational effectiveness, such as optimizing snowmaking expenditures, modifying lift operating times during off-peak periods, converting certain year round positions to seasonal, managing employee housing levels more effectively, reducing back-of-the-house administrative expenses, as well as other measures. The Company estimates that related severance expenses from the workforce reduction will result in a fiscal 2003 pre-tax charge of approximately $2.5 million. The Company also announced a management reorganization, which will streamline operations and contribute further to the cost reduction plan.

As of October 31, 2002, Andy Daly, President of the Company, will no longer be an employee of the Company. As such, both the loan to Mr. Daly and the loan to his spouse become payable within one year of the date of Mr. Daly's termination.

The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2002. The Credit Facility was amended on October 28, 2002, to increase the funded debt to adjusted EBITDA ratio to be measured for the covenant compliance period ending October 31, 2002. The Company's anticipated ability to comply with the formerly applicable ratio had been adversely impacted by poorer than expected performance for first quarter of fiscal 2003 and by the Company's change in revenue recognition for initiation fee revenue, as disclosed in the recently filed Amendment to Form 10-K for the year ended July 31, 2001. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the funded debt ratio contained in the Credit Facility, in fiscal 2003. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 9, 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 9, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 9, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 9, 2002.

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

4.4(a)

Form of Global Note (Included in Exhibit 4.4(a) incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

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

4.6(a)

First Supplemental Indenture, dated as of August 22, 1999, among the Company, the guarantors named therein and the United States Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.6(a) of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

4.6(b)

Second Supplemental Indenture, dated as of November 16, 2001 to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and The Bank of New York, as successor trustee to United States Trust Company of New York. (Incorporated by reference to Exhibit 4.6(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2002, including all amendments thereto.)

4.6(c)

Third Supplemental Indenture, dated as of January 16, 2001, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York, as successor trustee to the United States Trust Company of New York. (Incorporated by reference to Exhibit 4.6(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2002, including all amendments thereto.)

4.6(d)

First Supplemental Indenture, dated as of January 16, 2001, to the Indenture dated November 21, 2001, among Vail Resorts Inc., the guarantors therein and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 of the registration statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

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

10.12(a)	Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace.	152
10.12(b)	Addendum to the Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace.	166
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

10.20

Second Amendment to Amended and Restated Credit Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of November 13, 2001. (Incorporated by reference to Exhibit 10.20 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2002.)

10.21	First Amendment to Second Amended and Restated Credit Agreement among the Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank or America, N.A., Agent, and the other lenders party thereto dated as of October 28, 2002.	169
10.22

Employment Agreement dated October 28, 1996 by and between Vail Resorts, Inc. and James P. Donohue. (Incorporated by reference to Exhibit 10.24 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 1999.)

10.23	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320.)
10.24

Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2000.)

21	Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to Exhibit 21 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2001.)
23.1	Consent of Independent Accountants.	189
23.2	Consent of Independent Accountants.	190
23.3	Consent of Independent Accountants.	191
23.4	Consent of Independent Accountants.	192
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)

b)	Reports on Form 8-K

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

The Company filed a Current Report on Form 8-K/A dated May 17, 2002, regarding The Company's change in independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	October 29, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 29, 2002.

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
James S. Tisch

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Adam M. Aron, certify that:

  I have reviewed this Annual Report on Form 10-K of Vail Resorts, Inc.;
  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and
  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: October 29, 2002

/s/ ADAM M. ARON
Adam M. Aron
Chairman of the Board and
Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, James P. Donohue, certify that:

  I have reviewed this Annual Report on Form 10-K of Vail Resorts, Inc.;
  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and
  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: October 29, 2002

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

AND THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Vail Resorts, Inc. (the "Company") that the Annual Report of the Company on Form 10-K for the fiscal year ended July 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and the results of operations of the Company at the end of and for the periods covered by such Report.

Date: October 29, 2002

/s/ ADAM M. ARON
Adam M. Aron
Chairman of the Board and
Chief Executive Officer

Date: October 29, 2002

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-K to which it refers, and is, to the extent permitted by law, provided by each of the above signatories to the extent of his respective knowledge.

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

Keystone/Intrawest, L.L.C.

Consolidated Financial Statements

June 30, 2002 and 2001

Report of Independent Accountants

To the Partners of

Keystone/Intrawest L.L.C.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners' capital and cash flows present fairly, in all material respects, the financial position of Keystone/Intrawest L.L.C. and its subsidiaries (the "Partnership") at June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

July 26, 2002

Keystone/Intrawest L.L.C.

Consolidated Balance Sheets

June 30, 2002 and 2001

	2002	2001

Assets
Cash	$1,649,291	$19,763,993
Restricted cash	1,509,517	5,805,424
Projects under development	57,443,819	70,851,325
Land held for development	9,210,161	11,837,094
Income producing property, net of accumulated depreciation	17,673,881	18,408,585
Fixed assets, net of accumulated depreciation	1,132,734	603,485
Receivable from related party	63,982	--
Goodwill, net of accumulated amortization	76,917	83,416
Other assets	1,286,767	1,375,055

Total assets	$90,047,069	$128,728,377

Liabilities and Partners' Capital
Accounts payable	$948,445	$5,015,811
Customer deposits	1,393,269	5,699,566
Payable to related parties	4,829,565	6,849,074
Loans payable to related parties	3,522,986	7,525,197
Notes payable	15,003,214	36,538,058
Other liabilities	1,305,915	1,965,652

Total liabilities	27,003,394	63,593,358

Commitments and contingencies (Note 10)

Partners' capital:
Intrawest Resorts, Inc.	30,617,454	31,311,888
Vail Summit Resorts, Inc.	32,426,221	33,823,131

Total partners' capital	63,043,675	65,135,019

Total liabilities and partners' capital	$90,047,069	$128,728,377

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Income

for the years ended June 30, 2002 and 2001

	2002	2001

Sales	$43,330,976	$78,259,193
Commission revenue	677,669	1,772,198
Other income	1,706,750	1,565,603

Total revenue	45,715,395	81,596,994

Cost of sales	(35,468,297)	(56,009,262)
Commission expense	(375,309)	(974,134)

Gross margin	9,871,789	24,613,598

Operating expense	(3,217,793)	(5,603,241)
Depreciation and amortization expense	(856,572)	(836,070)
Interest expense	(351,915)	(1,179,134)
Interest income	36,709	253,395
Partner reimbursement (Note 3)	994,407	--

Net income	$6,476,625	$17,248,548

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Partners' Capital

		Vail Summit Resorts, Inc.
	Intrawest Resorts, Inc.	Cash	Land	Total

Balance, June 30, 2000	$20,839,918	$18,097,661	$10,837,094	$49,774,673

Distributions	--	--	(1,888,202)	(1,888,202)
Net income	10,471,970	6,776,578	--	17,248,548

Balance, June 30, 2001	31,311,888	24,874,239	8,948,892	65,135,019

Contributions	--	--	426,080	426,080
Distributions	(4,233,386)	(4,233,386)	(527,277)	(8,994,049)
Net income	3,538,952	2,937,673	--	6,476,625

Balance, June 30, 2002	$30,617,454	$23,578,526	$8,847,695	$63,043,675

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Consolidated Statements of Cash Flows

for the years ended June 30, 2002 and 2001

	2002	2001

Cash Flows From Operating Activities
Net income	$6,476,625	$17,248,548

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	856,572	836,070
Decrease (increase) in:
Receivable from related party	(63,982)	750,950
Projects under development and land held for development	16,034,439	(1,931,000)
Restricted cash	4,295,907	3,843,710
Other assets	88,288	1,557,697
Increase (decrease) in:
Accounts payable	(4,067,366)	(5,635,932)
Customer deposits	(4,306,297)	(3,958,567)
Other liabilities	(659,737)	1,017,490

Net cash provided by operating activities	18,654,449	13,728,966

Cash Flows From Investing Activities
Income producing property disposals (additions)	62,669	(41,651)
Fixed asset additions	(707,289)	(77,171)

Net cash used in investing activities	(644,620)	(118,822)

Cash Flows From Financing Activities
Proceeds from borrowings	17,907,625	56,029,007
Repayment of borrowings	(39,442,469)	(37,846,063)
Payable to related parties, net	(3,893,194)	(13,587,712)
Capital distributions	(8,466,772)	--
Repayments of land contributed	(2,229,721)	(3,072,430)

Net cash (used in) provided by financing activities	(36,124,531)	1,522,802

Net (decrease) increase in cash	(18,114,702)	15,132,946

Cash, beginning of year	19,763,993	4,631,047

Cash, end of year	$1,649,291	$19,763,993

Supplemental Disclosure of Cash Flow Information
Decrease in land capital distributions due to related party	$1,702,444	$1,184,228
Non-cash equity contribution	426,080	--
Interest paid	7,111,594	5,228,363

The accompanying notes are an integral part of these consolidated financial statements.

Keystone/Intrawest L.L.C.

Notes to Consolidated Financial Statements

1. Organization

Keystone/Intrawest L.L.C. (the "Partnership"), a limited liability company, also doing business as Keystone Real Estate Developments, was formed February 7, 1994. The Partnership was organized to acquire, own, develop, operate and sell real and personal property, consisting mainly of the sale of condominiums, at the base of Keystone Resort in Keystone, Colorado.

Contributions and distributions are made by mutual agreement of the partners. Net income or losses are allocated according to the LLC agreement to the partners.

As real estate development projects are completed, Vail Summit Resorts, Inc. receives capital distributions for land it previously contributed to the Partnership. The Partnership has an option to receive additional land from Vail Summit Resorts as an additional land capital contribution valued at approximately $10,975,000, the fair market value of the land when the Partnership was formed. If the Partnership does not exercise the option, Vail Summit Resorts, Inc. may still contribute the remaining option land under certain circumstances.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Projects Under Development

Projects under development are stated at the lower of cost or net realizable value. Land acquisition costs and all costs that are directly related to construction are capitalized during the period of active development. Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Additionally, overhead and administrative costs are capitalized and allocated to projects under development.

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

Fixed Assets and Income Producing Property

Fixed assets and income producing property are stated at cost including certain internal costs directly associated with the acquisition and construction of such assets. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Office equipment	3-7 years
Leasehold improvements	5-15 years
Income producing property	30 years

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Whenever events or circumstances indicate that the carrying value of Projects and Land Under Development may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs.

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

Goodwill

Goodwill was recognized in connection with the purchase of Keystone/Intrawest Real Estate L.L.C. and is being amortized over 20 years. Accumulated amortization at June 30, 2002 and 2001 was $53,083 and $46,584, respectively. Amortization expense for the years ended June 30, 2002 and 2001 was $6,499 and $6,500, respectively.

Other Assets

Other assets consist primarily of prepaid commissions, other prepaid expenses, receivables from retail tenants, and a note receivable. The Partnership received a portion of the sales price for a lot sale in the form of a note receivable in the current year. The aggregate principal amount of the note receivable at June 30, 2002 was $290,000. The principal and unpaid interest is due in full on June 30, 2004. The note is collateralized by a deed of trust on the lot and is charged interest at U.S. Bank's Reference Rate plus 1%. At June 30, 2002 U.S. Bank's Reference Rate was 4.75%.

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

Brokerage Commissions

Commission revenue and expense on the consolidated statements of income relate to sales of non-Partnership properties by Keystone/Intrawest Real Estate L.L.C. Commissions paid by the Partnership on sales of Partnership properties are included in cost of sales.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments approximate their carrying values at June 30, 2002 and 2001.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded; as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

The adoption of SFAS No. 141, 142, 144, and 145 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows when adopted by the Company for the year ended June 30, 2003.

3. Related Party Transactions

The Partnership has an agreement with one of its partners, Intrawest Resorts, Inc. ("Intrawest"), whereby that partner manages the operations, development and construction activities of the Partnership's properties for a fee as defined in a management agreement. The Partnership incurred $1,038,369 and $2,123,741 in fees and interest under this agreement during the years ended June 30, 2002 and 2001, respectively

In the past Intrawest had a practice of charging a management fee of 5% of new development costs that were incurred during the year. In the current year the Partners agreed that the management fee should be 5% of the first $20,000,000 of development costs that occurred during the year and 4% of any additional development costs on an annual basis. The total amount of fees that were reimbursed by Intrawest to the Partnership as computed on a retroactive basis was $1,538,546 which was received in the current year. Of this reimbursed amount $994,407 relates to property that was sold prior to June 30, 2002 and has been recorded as a component of income on the accompanying consolidated statements of income. The remaining amount will impact future real estate sales and was recorded as a decrease to projects under development.

The payable to related parties on the Partnership's consolidated balance sheets consists primarily of accrued management fees due to Intrawest Resorts, Inc. and land capital distributions due to Vail Summit Resorts, Inc.

During 2002 the Partnership excised an option to receive additional land from Vail Summit Resorts as an additional land capital contribution valued at $426,080, the estimated fair market value of the land when the Partnership was formed. This amount has been recorded as a capital contribution in the consolidated statements of partners' capital.

4. Income Producing Property

A summary of income producing properties, at cost, as of June 30 is as follows:

	2002	2001

Jackpine/Blackbear rental property - building	$4,206,096	$4,206,096
Jackpine/Blackbear rental property - land	133,540	133,540
Arapahoe rental property - building	2,471,312	2,471,312
Arapahoe rental property - land	90,039	90,039
Silver Mill rental property - building	7,144,323	7,144,323
Silver Mill rental property - land	250,186	250,186
Buffalo/Dakota rental property - building	4,601,184	4,620,256
Buffalo/Dakota rental property - land	155,010	155,010
Expedition Station rental property - building	1,662,369	1,705,966
Expedition Station rental property - land	62,513	62,513

	20,776,572	20,839,241
Less accumulated depreciation	(3,102,691)	(2,430,656)

	$17,673,881	$18,408,585

Depreciation expense for the years ended June 30, 2002 and 2001 was $672,035 and $659,197, respectively.

  Fixed Assets

A summary of fixed assets, at cost, as of June 30 is as follows:

	2002	2001

Office equipment	$297,811	$260,293
Leasehold improvements	1,474,748	805,030

	1,772,559	1,065,323
Less accumulated depreciation	(639,825)	(461,838)

	$1,132,734	$603,485

Depreciation expense for the years ended June 30, 2002 and 2001 was $178,038 and $170,373, respectively.

6. Notes Payable and Loans Payable to Related Parties

Notes payable and loans payable to related parties as of June 30 consisted of the following:

	2002	2001

Line of credit payable to Wells Fargo Bank. The line is collateralized by land under development and the guarantee of Intrawest Corporation. The interest rate is prime plus 1%. The loan commitment has a maximum available credit of $19,679,950 and matures on August 31, 2003.	$6,559,517	$6,351,422

Note payable to Wells Fargo Bank. The note is collateralized by the commercial property in the Jackpine, Blackbear, Silver Mill, Buffalo/Dakota and Arapahoe projects (included in income producing property) and the guarantee of Intrawest Corporation. The interest rate is prime less 0.25%. The loan commitment has a maximum available credit of $9,200,000 and matures on September 1, 2004.	8,153,362	4,065,815

Note payable to Wells Fargo Bank. The note is collateralized by land and real property associated with The Springs at River Run project (included in projects under development.) The interest rate is LIBOR plus 2.75%. The loan commitment has a maximum available credit of $27,000,000 and matures on November 13, 2002. This note was repaid in 2002.	--	19,573,388

Note payable to BankOne. The note is collateralized by land and real property associated with the Settlers Creek Townhomes project (included in projects under development.) The interest rate is LIBOR plus 2.75%. The commitment has a maximum available credit of $28,254,104 and matures on February 6, 2003.	290,335	6,547,433

Uncollateralized loans payable to the partners. The interest rate is prime plus 2%.	3,522,986	7,525,197

Total notes payable and loans payable to related parties	$18,526,200	$44,063,255

At June 30, 2002, the prime rate was 4.75% and the LIBOR rate was 2.29%. The notes payable agreement with BankOne and the line of credit agreement with Wells Fargo contain various covenants, including but not limited to maintaining certain financial ratios. The Partnership also has letters of credit which expire at various times during the next two years for the benefit of the Board of County Commissioners of Summit County, Colorado for $987,057 at June 30, 2002.

7. Interest Activity

Information related to interest costs incurred for the years ended June 30, 2002 and 2001 is as follows:

	2002	2001

Interest capitalized in property under development,
beginning of year	$7,316,151	$5,891,759
Interest incurred	1,609,383	4,904,782
Interest expensed	(351,915)	(1,179,134)
Previously capitalized interest included in cost of sales	(1,182,875)	(2,301,256)

Interest capitalized in property under development, end of year	$7,390,744	$7,316,151

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
2003	$1,206,704
2004	1,155,989
2005	990,049
2006	675,453
2007	274,466

$4,302,661

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

11. Subsequent events

On July 11, 2002 the Partnership entered into a note payable with US Bank to finance the Seasons project (included in projects under development) and purchase additional land which served as collateral for the loan. The maximum to be advanced under this agreement is $9,600,000, shall carry an interest rate of the lesser of the U.S. Bank Rate Reference Rate or LIBOR plus 2.25%, and matures on January 11, 2004.

On July 12, 2002 the Partnership borrowed an additional $500,000 from Intrawest under its uncollateralized loan payable.

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

Denver, Colorado

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

RockResorts International, LLC

Financial Statements

as of July 31, 2002 and for the period

from October 15, 2001 (inception) to July 31, 2002

Report of Independent Accountants

To the Shareholders and Board of Directors of

RockResorts International, LLC:

In our opinion, the accompanying balance sheet and the related statements of operations, members' capital, and cash flows present fairly, in all material respects, the financial position of RockResorts International, LLC (the "Company") at July 31, 2002 and the results of its operations and its cash flows for the period from October 15, 2001 (inception) to July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

October 17, 2002

RockResorts International, LLC

Balance Sheet

July 31, 2002

(in thousands)

Assets
Receivable from related party	$602

Total current assets	602

Real estate held for investment	900
Goodwill	535
RockResorts trademark	1,000
Other intangible assets, net	9,082
Other assets	34

Total assets	$12,153

Liabilities and Members' Capital
Current liabilities:
Payable to related party	$1,852

Total current liabilities	1,852

Commitments and contingencies (Note 3)

Members' capital:
Oly Park, LP	3,231
Vail Resorts, Inc.	7,070

Total shareholders' equity	10,301

Total liabilities and shareholders' equity	$12,153

The accompanying notes are an integral part of these financial statements.

RockResorts International, LLC

Statement of Operations

for the period from October 15, 2001 (inception) to July 31, 2002

(in thousands)

Net revenues:
Management fee revenue	$1,546
Incentive fee revenue	116

Total net revenues	1,662

Operating expenses:
Selling, general and administrative expenses	1,978
Amortization expense	649

Total operating expenses	2,627

Net loss	$(965)

The accompanying notes are an integral part of these financial statements.

RockResorts International, LLC

Statement of Members' Capital

(in thousands)

	Oly Park, LP	Vail Resorts, Inc.	Total

Balance, October 15, 2001 (inception)	$--	$--	$--

Initial capital contribution	10,731	8,035	18,766
Capital distribution	(7,500)	--	(7,500)
Net loss	--	(965)	(965)

Balance, July 31, 2002	$3,231	$7,070	$10,301

The accompanying notes are an integral part of these financial statements.

RockResorts International, LLC

Statement of Cash Flows

for the period from October 15, 2001 (inception) to July 31, 2002

(in thousands)

Cash flows from operating activities
Net loss	$(965)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization expense	649
Changes in operating assets and liabilities:
Receivable from related party	(602)
Payable to related party	1,852
Other assets	(34)

Net cash flows provided by operating activities	900

Cash flows from investing activities
Investment in real estate	(900)

Net cash flows used in investing activities	(900)

Cash flows from financing activities
Initial capital contribution from Vail Resorts, Inc.	7,500
Distribution to Oly Park, LP	(7,500)

Net cash flows used in financing activities	--

Net increase (decrease) in cash and cash equivalents	--
Cash and cash equivalents, beginning of period	--

Cash and cash equivalents, end of period	$--

Supplemental disclosure of cash flow information
Non-cash initial capital contribution by Oly Park, LP	$10,731
Acquisition costs paid by Vail Resorts, Inc., in exchange for equity interest	$535

The accompanying notes are an integral part of these financial statements.

RockResorts International, LLC

Notes to Financial Statements

1. Business and Significant Accounting Policies

RockResorts International, LLC ("RockResorts" or the "Company") was formally established as a Delaware limited liability company on October 15, 2001 (inception). On November 15, 2001, as part of the formation of RockResorts, Olympus contributed trademarks, management contracts, and other intangible assets to RockResorts and Vail contributed $7.5 million in cash, which was immediately distributed to Olympus. As part of the LLC agreement, Olympus has the option to put its remaining interest in RockResorts to Vail. This put option becomes exercisable on October 1, 2004 and expires on September 30, 2005. If this put option is not exercised, Vail has a call option to purchase the remaining interest owned by Olympus beginning on October 1, 2005. The put and call price is based on an excess of a multiple of management fee revenue collected (multiple varies by property managed) over the trailing 12 month period less the $7.5 million previously paid by Vail. Based on the current provisions of the LLC agreement, Vail is entitled to 100% of the operating cash flows from the current management contracts. Olympus is entitled to 20 to 25% of cash flows from new management contracts and Vail is entitled to the remaining cash flows.

RockResorts will manage certain hotels, perform property and condominium management and will strive to grow the RockResorts name through branding efforts. The Company has adopted Vail's fiscal year which ends July 31.

RockResorts currently manages the following Olympus-owned hotels: Cheeca Lodge & Spa, Equinox Resort, La Posada de Santa Fe, Casa Madrona Hotel, and Rosario Resort. In addition, RockResorts currently manages the following Vail-owned properties: Pines Lodge, Lodge at Vail, Great Divide Lodge, Keystone Lodge, Snake River Lodge, Inn at Beaver Creek, Village Hotel, Breckenridge Mountain Lodge, The Gateway, Ski Tip Lodge, Inn at Keystone, and Vail Marriott Mountain Resort.

Basis of Presentation

The accompanying financial statements consist of all direct costs incurred by RockResorts.

Revenue Recognition

RockResorts revenues are derived from management and incentive fees paid by the hotels for which management services are performed. Revenues are recorded as services are rendered.

The Company charges management and incentive fees based upon a formula, that reflects the performance of the manager - fees charged are higher in periods in which its performance exceeds specified performance targets, while lower in periods in which its performance is less than specified performance targets. Revenue recognized does not involve a consideration of future performance, as it relies only on the calculated fees at the measurement date, which is in accordance with Emerging Issues Task Force Topic No. D-96, "Accounting for Management Fees Based on a Formula."

Cash and Cash Equivalents

The Company maintains no cash or cash equivalents as all necessary funding is provided by Vail and any excess cash flow is immediately remitted to Vail.

Intangible Assets

The amount of goodwill that Vail has elected to push down to the Company represents the total purchase expenses which were in excess of the fair value of the management contracts and other intangible assets acquired. In addition to goodwill, other indefinite lived intangible assets not subject to amortization include the RockResorts trademark. Definite lived intangible assets include the property management contracts, the Avanyu trademark and the Park Vermont liquor license. The definite lived intangibles are amortized over their estimated useful lives, which approximate 10 years. The Company recognized approximately $649,000 in amortization expense for the period from October 15, 2001 (inception) to July 31, 2002. As of July 31, 2002, management believes that there has not been any impairment of the Company's goodwill or intangible assets.

Long-lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of July 31, 2002, management believes that there has not been any impairment of the Company's long-lived assets.

Income Taxes

No provision for income taxes has been included in the accompanying financial statements as taxable income or loss are reportable by the individual members on their respective income tax returns.

Management Estimates

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

Fair Value of Financial Instruments

The recorded amounts for receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments.

Real Estate Held for Investment

Real estate held for investment includes Rockresort's undivided ownership interest in the residence of Edward Mace, the President of RockResorts, in Eagle County. See Note 4.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." The major provisions of SFAS No. 141 include (a) the elimination of the pooling-of-interest method of accounting for business combinations, (b) additional criteria for the recognition of intangible assets independent of goodwill, and (c) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The majority of the provisions of APB Opinion No. 16 are retained by SFAS No. 141. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS No. 141 at inception.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process of testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Additionally, prior to adoption of SFAS No. 142, goodwill and indefinite life intangible assets acquired subsequent to June 30, 2001 but prior to the adoption of FAS 142 are not required to be amortized but shall be reviewed for impairment according to SFAS No. 121 or APB Opinion No. 17 (as appropriate) until SFAS No. 142 is applied in its entirety. Therefore, no goodwill or indefinite lived asset amortization has been recorded in the accompanying financial statements. The Company plans to adopt SFAS No. 142 on August 1, 2002 and the Company does not expect the adoption of this standard will be material to the Company's financial statements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 also expands the types of operations that are considered "discontinued" for purposes of financial statement presentation to potentially include individually owned properties. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company will adopt SFAS No. 144 effective August 1, 2002, and has not yet addressed the potential impacts, if any, it will have on its financial position and results of operations.

2. Goodwill and Intangible Assets

The composition of indefinite life intangible assets follows (in thousands):

July 31, 2002

RockResorts trademark	$1,000
Goodwill	535

$1,535

The composition of intangible assets subject to amortization follows (in thousands):

July 31, 2002

Management contracts, net of accumulated amortization of $623	$8,727
Avanya trademark, net of accumulated amortization of $17	233
Park Vermont liquor license, net of accumulated amortization of $9	122

$9,082

3. Commitments and Contingencies

RockResorts is involved in routine legal proceedings incidental to the conduct of its normal business operations. RockResorts' management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of RockResorts.

The Company is a guarantor of obligations under the 8.75% Senior Subordinated Notes due 2009 (the "Notes") issued by Vail. None of the outstanding principal or interest obligations related to the Notes are reflected in the accompanying financial statements and the amount outstanding as of July 31, 2002 was approximately $360 million.

4. Related Party Transactions

Pursuant to the LLC agreement, the Company provides hotel management services to certain Vail-owned hotels at no charge. In addition, Vail performs certain administrative functions such as payroll processing, accounting services, and management services to RockResorts at no charge, which the Company believes to be minimal. As Vail is allocated 100% of the cash flows and operating income or loss related to the current operations of the Company, the fair market value of these services provided to Vail-owned hotels and the services provided by Vail to the Company have not been reflected in these financial statements. All direct expenses incurred by RockResorts are paid on behalf of the Company by Vail and Vail collects all the cash related to management contract revenue. The amounts due to Vail for these expenses, net of cash collected, are reflected as payable to related party in the accompanying balance sheet.

In addition, per the LLC agreement, if RockResorts does not have the necessary funds to pay its obligations when due, Vail is required to make advances to RockResorts in order to fund the obligations.

RockResorts also provides hotel management services to Snake River Lodge & Spa ("Snake"). Vail holds a 51% interest in Snake and the amounts due from Snake for management services at July 31, 2002 were $364,000 and are included in receivable from related party.

RockResorts currently manages the following Olympus-owned hotels: Cheeca Lodge & Spa, Equinox Resort, La Posada de Santa Fe, Casa Madrona Hotel, and Rosario Resort. The amounts due from Olympus at July 31, 2002 were $238,000 and are included in receivable from related party.

On October 30, 2001, the Company entered into an agreement with Edward Mace, President of RockResorts, whereby the Company shall invest in the purchase of a primary residence for Mr. Mace in Eagle County, Colorado. As of July 31, 2002, the Company contributed $900,000 towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership interest in such residence. Upon the resale of the residence, or within 18 months of the termination of Mr. Mace's employment with the Company, whichever is earlier, the Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions.

All related party transactions with Vail consolidated entities have been eliminated in Vail's consolidated financial statements.

Related party transactions initiated between the Company and Vail-related entities could have a different financial statement impact had they occurred in an arms length transaction between unrelated entities.

JHL & S LLC

d/b/a Snake River Lodge and Spa

Financial Statements

As Of July 26, 2002

JHL & S LLC

(d/b/a SNAKE RIVER LODGE AND SPA)

BALANCE SHEET AS OF JULY 26, 2002

(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$ 124,306
Accounts receivable, net of allowance for doubtful accounts of $23,698	851,189
Accounts receivable - related parties	30,000
Inventories	88,760
Other current assets	136,970
Total current assets	1,231,225

PROPERTY AND EQUIPMENT:
Land	4,030,000
Building and improvements	25,926,904
Furniture, fixtures, and equipment	1,413,024
Accumulated depreciation	(1,167,155)
Total property and equipment, net	30,202,776
INTANGIBLE ASSETS, NET	1,936,120
Total assets	$ 33,370,121

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 536,726
Due to related parties	490,312
Advance deposits	850,586
Line of credit	900,000
Total current liabilities	2,777,624

LONG-TERM LIABILITIES:
Notes payable - related party	15,350,000
MEMBERS' CAPITAL	15,242,497
Total liabilities and members' capital	$ 33,370,121

The accompanying notes are an integral part of these financial statements.

JHL & S LLC

(d/b/a SNAKE RIVER LODGE AND SPA)

STATEMENTS OF OPERATIONS

FOR THE PERIODS FROM DECEMBER 29, 2001 THROUGH JULY 26, 2002 AND

DECEMBER 30, 2000 THROUGH JULY 27, 2001

(unaudited)

	2002	2001
REVENUES:
Rooms	$ 2,282,835	$ 1,621,950
Food and beverage	819,463	503,871
Spa	317,543	-
Telephone	48,866	34,412
Other	185,745	192,927
Total revenues	3,654,452	2,353,160

OPERATING COSTS AND EXPENSES:
Rooms	888,377	401,600
Food and beverage	704,643	481,825
Spa	337,960	-
Telephone	17,984	15,140
Other	23,173	161,329
Total operating costs and expenses	1,972,137	1,059,894

OTHER OPERATING EXPENSES:
Administrative and general	491,004	499,910
Sales and marketing	603,981	315,466
Property operation and maintenance	107,306	73,734
Utilities	148,048	140,412
Total other operating expenses	1,350,339	1,029,522
GROSS OPERATING INCOME	331,976	263,744
OTHER EXPENSES AND FIXED CHARGES:
Consulting fees	365,616	237,621
Property taxes and insurance	32,169	47,962
Other	-	72,500
LOSS BEFORE DEPRECIATION AND
AMORTIZATION AND INTEREST EXPENSE	(65,809)	(94,339)
DEPRECIATION AND AMORTIZATION	294,000	530,000
INTEREST EXPENSE	188,881	246,922

NET LOSS	$ (548,690)	$ (871,261)

The accompanying notes are an integral part of these financial statements

JHL & S LLC

(d/b/a SNAKE RIVER LODGE AND SPA)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS FROM DECEMBER 29, 2001 THROUGH JULY 26, 2002 AND

DECEMBER 30, 2000 THROUGH JULY 27, 2001

(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (548,690)	$ (871,261)
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities-
Depreciation	294,000	449,500
Amortization of intangible assets	-	80,500
Changes in assets and liabilities-
Increase in accounts receivable	(780,611)	(540,675)
Increase in inventories	(47,237)	(16,424)
Increase in other current assets	(79,225)	(1,920)
(Decrease) increase in accounts payable
and accrued expenses	(561,457)	198,423
Decrease in accrued interest - related party	(40,411)	-
Increase (decrease) in advance deposits	458,372	(475,294)
Net cash used in operating activities	(1,305,259)	(1,177,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,416,545)	(1,839,419)
Decrease in restricted cash	-	359,734
Net cash used in investing activities	(3,416,545)	(1,479,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	4,765,000	2,125,000
Net cash provided by financing activities	4,765,000	2,125,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	43,196	(531,836)

CASH AND CASH EQUIVALENTS, beginning of period	81,110	719,855
CASH AND CASH EQUIVALENTS, end of period	$ 124,306	$ 188,019

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$229,292	$200,147

The accompanying notes are an integral part of these financial statements.

JHL & S LLC

(d/b/a SNAKE RIVER LODGE AND SPA)

NOTES TO FINANCIAL STATEMENTS

JULY 26, 2002

(unaudited)

1. ORGANIZATION:

JHL & S LLC (the "Company"), a Wyoming limited liability company and 51% indirectly owned subsidiary of Vail Resorts, Inc., was formed on December 21, 2000 by Teton Hospitality Services, Inc. ("THS"), and Sojourner Lodge Management, Inc., a Wyoming corporation ("SLM"). The purpose of the Company is to own, operate, and develop the Snake River Lodge & Spa (the "Lodge") in Teton Village, Wyoming.

THS acquired a 51% interest in the Renaissance Resort and Spa near Jackson Hole, Wyoming on December 21, 2000, creating ownership interests of 51% and 49% to THS and SLM, respectively. The Renaissance Resort and Spa was then renamed Snake River Lodge and Spa. THS was the acquirer and paid $9,180,000 for SLM's tangible assets. The only assumed liabilities of SLM were three operating leases which have been paid in full. THS also has an option to purchase the 49% minority interest from SLM beginning in December of 2005.

  RELATED PARTY TRANSACTIONS:

Management Agreement

Effective November 2001, the Company entered into an agreement for the management of the Lodge, under which the Company is required to pay a related party a management fee equal to 10% of gross revenues. Gross revenues are defined in the agreement as all revenue and income of any kind derived directly or indirectly from the operations of the Company and properly attributable to the period under consideration. The Company incurred total management fees of approximately $366,000 and $238,000 during the period from December 29, 2001 through July 26, 2002 and December 30, 2000 through July 27, 2001, respectively. At July 26, 2002, the Company owed approximately $366,000 related to these services which are included in due to related parties in the accompanying balance sheet.

Other

The Company has recorded accounts receivable from SLM in the amount of $30,000, in the accompanying balance sheet. The Company has recorded payables to THS and SLM in the amount of $11,105 and $2,337, respectively in the accompanying balance sheet.

The Company entered into an agreement with an affiliate of Vail Associates, Inc. to assist with certain construction and renovation projects at the Lodge. At July 26, 2002, the Company had accrued $88,450 related to these services in the accompanying balance sheet.

The Company agreed to reimburse its general manager for certain relocation and moving costs. The Company had incurred and accrued $22,804 related to this agreement in the accompanying balance sheet.

  DEBT:

  Notes Payable - Related Party

  On December 21, 2000, the Company entered into a promissory note with Vail Associates, Inc. to refinance its existing debt. The principle balance of the note is $5,000,000 with a maturity date of December 31, 2005. No principal payments are due until maturity. The loan initially bears interest at a rate equal to 9% per annum with interest payable monthly. The interest rate will be adjusted on the first business day of each of the months of April, July, October and January. During the term of the loan the loan will bear interest at a rate of 2.4% plus 30-day LIBOR.

  On March 21, 2001, the Company entered into a construction loan with Vail Associates, Inc. to be used solely for the construction of the spa and other items set forth within the loan agreement. The maximum amount that can be borrowed against this loan is $10,000,000. The loan matures on December 31, 2005 and bears interest at a rate of 2.4% plus 30-day LIBOR. No principal payments are due until maturity and interest is payable monthly. The Company had borrowed $9,700,000 against this loan as of July 26, 2002.

  On April 4, 2002, the Company entered into a revolving loan agreement with Vail Associates, Inc. for the purpose of funding ongoing operations. The maximum amuont that can be borrowed against this loan was originally $1,000,000. On September 23, 2002, the maximum amount that can be borrowed was increased to $2,000,000. The loan matures on September 23, 2003 and bears interest at a rate of 2.4% plus 30-day LIBOR. No principal payments are required until maturity and interest is payable monthly. The Company had borrowed $650,000 against this loan as of July 26, 2002.

  Line of Credit

  The Company has a $1 million revolving line of credit (the "Revolver") which matures in May 2003. The interest rate on the Revolver is based on the financial institution's base rate, as defined, which was 5.75% at July 26, 2002. The Revolver is secured by substantially all inventory, accounts receivable, equipment and general intangibles of the Company. As of July 26, 2002, the Company had drawn $900,000 against the Revolver.

  Future Maturities

  Future maturities of outstanding debt are as follows:

Year Ending December 31,	Amount

2003	$ 1,550,000
2004	-
2005	14,700,000
16,250,000
Less: Amount due within one year of balance sheet	(900,000)
Total long-term notes payable	$ 15,350,000

  JHL & S LLC

  d/b/a Snake River Lodge And Spa

  Financial Statements

  As Of December 28, 2001 And December 29, 2000

  Together With Report Of Independent Public Accountants

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Members of

  JHL & S LLC:

  We have audited the accompanying balance sheets of JHL & S LLC, (a Wyoming LLC and d/b/a Snake River Lodge and Spa) - (the "Company") as of December 28, 2001 and December 29, 2000, and the related statements of operations, changes in members' capital, and cash flows for the year ended December 28, 2001 and the period from inception (December 21, 2000) through December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JHL & S LLC as of December 28, 2001 and December 29, 2000, and the results of its operations and its cash flows for the year ended December 28, 2001 and the period from inception (December 21, 2000) through December 29, 2000 in conformity with accounting principles generally accepted in the United States.

  /s/ Arthur Andersen, LLP

  Denver, Colorado,

  February 15, 2002.

  JHL & S LLC

  (d/b/a SNAKE RIVER LODGE AND SPA)

  BALANCE SHEETS AS OF DECEMBER 28, 2001 AND DECEMBER 29, 2000

	2001	2002
CURRENT ASSETS:
Cash and cash equivalents	$ 81,110	$ 719,855
Accounts receivable, net of allowance for doubtful accounts of $10,721 and $0, respectively	61,361	26,276
Accounts receivable - related parties	39,217	22,065
Inventories	41,523	5,515
Other current assets	57,745	4,300
Total current assets	280,956	778,011

PROPERTY AND EQUIPMENT:
Land	4,030,000	4,030,000
Building and improvements	17,084,498	15,570,000
Furniture, fixtures, and equipment	1,744,961	1,177,547
Construction in progress	5,093,927	-
	27,953,386	20,777,547
Accumulated depreciation	(873,155)	(18,121)
Total property and equipment, net	27,080,231	20,759,426
INTANGIBLE ASSETS, NET	1,936,120	2,073,613
RESTRICTED CASH	-	659,921
Total assets	$ 29,297,307	$ 24,270,971

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,535,289	$ 136,475
Due to related parties	53,206	10,000
Accrued interest - related parties	40,411	-
Advance deposits	392,214	617,845
Line of credit	885,000	-
Total current liabilities	2,906,120	764,320

LONG-TERM LIABILITIES:
Notes payable - related party	10,600,000	5,000,000
Total Liabilities	13,506,120	5,764,320

MEMBERS' CAPITAL	15,791,187	18,506,651
Total liabilities and members' capital	$ 29,297,307	$ 24,270,971

  The accompanying notes are an integral part of these financial statements.

  JHL & S LLC

  (d/b/a SNAKE RIVER LODGE AND SPA)

  STATEMENTS OF OPERATIONS

  FOR THE YEAR ENDED DECEMBER 28, 2001 AND FOR THE

  PERIOD FROM INCEPTION (DECEMBER 21, 2000) THROUGH DECEMBER 29, 2000

	2001	2000
REVENUES:
Rooms	$ 2,059,241	$ 98,072
Food and beverage	655,635	24,520
Spa	3,231	-
Telephone	42,075	1,348
Other	246,263	4,977
Total revenues	3,006,445	128,917

OPERATING COSTS AND EXPENSES:
Rooms	1,087,086	22,835
Food and beverage	828,678	24,716
Spa	28,898	-
Telephone	73,990	269
Total operating costs and expenses	2,018,652	47,820

OTHER OPERATING EXPENSES:
Administrative and general	859,157	4,895
Sales and marketing	732,649	2,397
Property operation and maintenance	119,243	1,679
Utilities	191,323	4,042
Total other operating expenses	1,902,372	13,013
GROSS OPERATING INCOME	(914,579)	68,084
OTHER EXPENSES AND FIXED CHARGES:
Consulting fees	283,540	5,394
Property taxes and insurance	77,603	1,444
Other	72,500	-
(LOSS) INCOME BEFORE DEPRECIATION AND
AMORTIZATION AND INTEREST EXPENSE	(1,348,222)	61,246
DEPRECIATION AND AMORTIZATION	993,034	21,471
INTEREST EXPENSE	374,208	-

NET (LOSS) INCOME	$ (2,715,464)	$ 39,775

  The accompanying notes are an integral part of these financial statements.

  JHL & S LLC

  (d/b/a SNAKE RIVER LODGE AND SPA)

  STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

  FOR THE YEAR ENDED DECEMBER 28, 2001 AND THE PERIOD

  FROM INCEPTION (DECEMBER 21, 2000) THROUGH DECEMBER 29, 2000

	THS	SLM	TOTAL
INITIAL CAPITAL CONTRIBUTION,
December 21, 2000	$ 9,418,107	$ 9,049,69	$ 18,466,876
Net loss	20,285	19,490	39,775

BALANCE, December 29, 2000	$ 9,438,392	$ 9,068,259	$ 18,506,651
Net loss	(1,384,887)	(1,330,577)	(2,715,464)

BALANCE, December 28, 2001	$ 8,053,505	$ 7,737,682	$ 15,791,187

  The accompanying notes are an integral part of these financial statements.

  JHL & S LLC

  (d/b/a SNAKE RIVER LODGE AND SPA)

  STATEMENTS OF CASH FLOWS

  FOR THE YEAR ENDED DECEMBER 28, 2001 AND

  FOR THE PERIOD FROM INCEPTION (DECEMBER 21, 2000) THROUGH DECEMBER 29, 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,715,464)	$ 39,775
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities-
Depreciation	855,034	18,121
Amortization of intangible assets	138,000	3,350
Changes in assets and liabilities-
Increase in accounts receivable	(35,085)	(14,480)
Increase in accounts receivable - related parties	(17,152)	2,534
Increase in inventories	(36,008)	(5,515)
Increase in other current assets	(53,445)	-
Increase in intangible asset	(507)	(35,496)
Increase in accounts payable and accrued expenses	1,398,814	136,475
Increase in accounts payable - related party	43,206	10,000
Increase in accrued interest - related party	40,411	-
Decrease in advance deposits	(225,631)	(67,408)
Net cash (used in) provided by operating activities	(607,827)	87,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,175,839)	(27,547)
Decrease in restricted cash	659,921	-
Net cash used in investing activities	(6,515,918)	(27,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loan	5,600,000	-
Proceeds from line of credit	885,000	-
Net cash provided by financing activities	6,485,000	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(638,745)	59,809

CASH AND CASH EQUIVALENTS, beginning of period	719,855	660,046
CASH AND CASH EQUIVALENTS, end of period	$ 81,110	$ 719,855

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$ 333,797	$ -
Property and equipment additions paid subsequent to period end	$ 789,537	$ -

  The accompanying notes are an integral part of these financial statements.

  JHL & S LLC

  (d/b/a SNAKE RIVER LODGE AND SPA)

  NOTES TO FINANCIAL STATEMENTS

  DECEMBER 29, 2000 AND DECEMBER 28, 2001

  1. ORGANIZATION:

  JHL & S LLC (the "Company"), a Wyoming limited liability company and 51% indirectly owned subsidiary of Vail Resorts, Inc., was formed on December 21, 2000 by Teton Hospitality Services, Inc. ("THS"), and Sojourner Lodge Management, Inc., a Wyoming corporation ("SLM"). The purpose of the Company is to own, operate, and develop the Snake River Lodge & Spa (the "Lodge") in Teton Village, Wyoming.

  THS acquired a 51% interest in Renaissance Resort and Spa near Jackson Hole, Wyoming on December 21, 2000, creating ownership interests of 51% and 49% to THS and SLM, respectively. Renaissance Resort and Spa was renamed Snake River Lodge and Spa. THS was the acquirer and paid $9,180,000 for SLM's tangible assets. The only assumed liabilities of SLM were three operating leases. As of December 28, 2001 one lease was paid in full and the remaining two leases have an outstanding obligation totaling $14,514 which is due in 2002. THS concurrently entered into a contract to perform certain services for the Lodge and related facilities, and also has an option to purchase the 49% minority interest beginning in December of 2005.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation and Use of Estimates

  The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

  The Company records revenues from room rentals, food and beverage sales, spa sales, and retail merchandise sales. Revenues are recorded as services are rendered or goods are sold. Amounts received in advance of guest stays are reflected as advance deposits in the accompanying balance sheets. Amounts recognized for property management contracts related to condominiums owned by third parties are reflected net of amounts remitted to owners.

  Cash and Cash Equivalents

  The Company considers all highly liquid short-term investments with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets are at fair value.

  Restricted Cash

  Restricted cash represents amounts contributed by SLM and was restricted for the completion of the Lodge's spa facilities during fiscal year 2001.

  Inventories

  Inventories consist primarily of food, beverages, merchandise, and operating supplies. Amounts are valued at the lower of cost or market using the first-in, first-out method.

  Property and Equipment

  Property and equipment is stated at the lower of cost or net realizable value. Net realizable value for financial reporting purposes is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the Lodge may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the Lodge. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economics and market conditions and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the Company's long-lived assets. To the extent that an impairment has occurred, the excess of the carrying amount of the Lodge over its estimated fair value, less estimated selling costs, would be charged to income. Management of the Company is currently assessing potential impairment of its long-lived assets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated lives are as follows:

  Building and improvements 30 years

  Furniture, fixtures, and equipment 5-7 years

  Routine repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related equipment or extend the useful life are capitalized. The Company is currently completing construction on a $32 million renovation of the guest rooms and lobby area which is scheduled for completion in Spring 2002. As of February 2002, the Company completed the construction of an 8,000 square-foot indoor/outdoor pool area, and a 10,000 square foot spa and fitness area. As of December 28, 2001 total costs of $6,904,000 had been incurred related to the construction and renovation of which approximately $5,094,000 related to projects not yet completed.

  Intangible

  In the opening balance sheet, the Company classified as goodwill the value of the members' capital contributions in excess of fair value allocated to the net assets of the Company. Goodwill is recorded net of accumulated amortization in the accompanying balance sheets and is amortized using the straight-line method over its estimated useful life of 15 years. During the periods ended December 28, 2001 and December 29, 2000 the Company recorded amortization expense of $138,000 and $3,350.

  Income Taxes

  Limited liability companies are not taxable entities under provisions of the Internal Revenue Code and, accordingly, the accompanying financial statements do not reflect a provision for federal or state income taxes. The tax effects of the Company's transactions are the responsibility of the Members.

  Recent Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ( the"FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". The major provisions of SFAS No. 141 include (a) the elimination of the pooling-of-interests method of accounting for business combinations, (b) additional criteria for the recognition of intangible assets independent of goodwill, and (c) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The majority of the provisions of APB Opinion No. 16 are retained by SFAS No. 141. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined "two-step" approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The "two-step" impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years after December 15, 2001. Beginning in 2002, the Company will no longer incur approximately $138,000 of annual goodwill amortization. The Company has begun the first step of the goodwill impairment testing and has concluded an impairment to the goodwill exists. This impairment is required to be quantified and recorded by the Company under the second step of the goodwill impairment testing by the end of the 2002 fiscal year.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

  3. MEMBERS' CAPITAL:

  Initial Capital Contribution

  THS's initial capital contribution consisted of a $9,180,000 cash payment to SLM plus related acquisition costs for a 51% ownership interest. SLM contributed all assets of Renaissance Resort and Spa, including real and personal property, with a total value of $9,048,769 for a 49% ownership interest.

  Distributions of Cash Flow

  Net cash flow is defined as the extent to which, if any, the Company's cash on hand exceeds the current and anticipated needs of the Company, including, without limitation, reasonable needs for operating expenses, debt service, and reserves as determined by THS under the Operating Advisory Agreement for any period. Net cash flow is to be distributed to the Members in proportion to their ownership interests, except for fiscal year 2001 and fiscal year 2002. For these years, distribution to SLM is 75% of the adjusted EBITDA, as defined, in excess of the following amounts:

Fiscal Year	EBITDA

2001	$1,847,000
2002	$2,930,000

  In addition, the Company is to distribute to each Member with respect to each fiscal year of the Company an amount equal to 39% of the taxable income allocated to such Member.

  All distributions are to be made prior to March 10 of each year. No distributions were made to the Members during 2001 and 2000.

  Allocation of Net Income and Loss

  Net income and loss of the Company is allocated in accordance with the terms of the Operating Agreement.

  Net income and losses are first allocated to the Members until the balances in their respective capital accounts is in proportion to each Member's ownership interest. In the event the profit or loss is insufficient to allocate the full amount required, then all allocations will be made pro rata among the Members in accordance with each Member's relative share of the full amount of allocations that would have been made if there was sufficient profit or loss. Thereafter, allocations are based pro rata in accordance with their respective ownership interests.

  RELATED PARTY TRANSACTIONS:

Consulting Agreement

On December 21, 2000, the Company entered into an agreement with THS to consult and advise with respect to the management and operations of the Lodge. The agreement has an initial term of ten years, which expires in January 2010. Upon the expiration of the initial term, the term may be extended for one additional ten year term. Under the agreement, the Company is required to pay THS a consulting fee for each fiscal year during the term. For the first fiscal year, the consulting fee is 8% of gross revenues and thereafter, the fee is 10% of gross revenues. Gross revenues are defined in the agreement as all revenue and income of any kind derived directly or indirectly from the operations of the Company and properly attributable to the period under consideration. The Company incurred consulting fees of $187,806 and $5,394 in 2001 and 2000, respectively. In addition, in any fiscal year in which THS provides food and beverage advisory services the Company is required to pay in the first fiscal year 5% of the gross revenues received in connection with the food and beverage services of the Company. Thereafter, the Company is required to pay 10% of the food and beverage services. The Company incurred food and beverage fees of $32,782 and $0 in 2001 and 2000, respectively. At December 28, 2001, the Company owed $99,653 related to these services which are included in the accompanying balance sheet.

Due to/from Related Parties

The Company has recorded accounts receivable from THS in the amount of $12,356 and $10,310 as of December 28, 2001 and December 29, 2000, respectively. The Company has recorded accounts receivable from SLM in the amount of $26,861 and $11,755 as of December 28, 2001 and December 29, 2000, respectively.

The Company has recorded payables to THS in the amount of $40,728 and $10,000 as of December 28, 2001 and December 29, 2000, respectively.

During fiscal year 2001, THS provided certain services for the Lodge. As of December 28, 2001, the Company incurred total expense of $184,000 related to these services, which is recognized in the accompanying statement of operations. At December 28, 2001, the Lodge owed $12,478 related to these services which are included in the accompanying balance sheet.

4. DEBT:

Notes Payable

On December 21, 2000, the Company entered into a promissory note with Vail Associates, Inc. to refinance its existing debt. The principle balance of the note is $5,000,000 with a maturity date of December 31, 2005. No principal payments are due until maturity. The loan initially bears interest at a rate equal to 9% per annum with interest payable monthly. The interest rate will be adjusted on the first business day of each of the months of April, July, October and January. During the term of the loan the loan will bear interest at a rate of 2.4% plus 30-day LIBOR.

On March 21, 2001, the Company entered into a construction loan with Vail Associates, Inc. to be used solely for the construction of the spa and other items set forth within the loan agreement. The maximum amount that can be borrowed against this loan is $7,000,000. The loan matures on December 31, 2005 and bears interest at a rate of 2.4% plus 30-day LIBOR. No principal payments are due until maturity and interest is payable monthly The Company has borrowed $5,600,000 as of December 28, 2001. The Company capitalized interest in the amount of $80,185 in the accompanying balance sheet as of December 28, 2001 related to the construction efforts described above.

Line of Credit

The Company has a $1 million revolving line of credit (the "Revolver") with a maturity date of May 29, 2002. The interest rate on the Revolver is based on the financial institution's base rate, as defined, which was 8% at December 31, 2001. The Revolver is secured by substantially all inventory, accounts receivable, equipment and general intangibles of the Company. As of December 28, 2001, the Company had drawn $885,000 against the Revolver.

Future maturities of outstanding debt are as follows:

Year Ending December 31,	Amount

2002	$ 885,000
2003	-
2004	-
2005	10,600,000
$ 11,485,000

5. SUBSEQUENT EVENT:

In February 2002, a lawsuit was filed in connection with the fatality and injury of two individuals that occurred on the Company's premises in August 2002. Management believes the Company has adequate insurance coverage and accrued loss contingencies for this matter, although the Company has not been named a defendant in the case. The ultimate outcome of the claim cannot be ascertained at this time, however, the Company believes this matter will not have a material adverse impact on the financial position, results of operations and cash