Form 10-Q
period 2002-10-31
VAIL RESORTS INC
filed 2002-12-13
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	October 31, 2002

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

As of December 9, 2002, 7,439,834 shares of Class A Common Stock and 27,746,874 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements--Unaudited

	Consolidated Condensed Balance Sheets as of October 31, 2002, July 31, 2002 and October 31, 2001	F-2
	Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2002 and 2001	F-3
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2002 and 2001	F-4
	Notes to Consolidated Condensed Financial Statements	F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2002	2002	2001
			(As Restated)
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 25,165	$ 25,965	$ 21,044
Receivables, net	34,924	31,837	20,343
Inventories, net	41,089	32,326	35,607
Other current assets	24,500	19,288	26,851
Total current assets	125,678	109,416	103,845
Property, plant and equipment, net	919,720	913,806	691,778
Real estate held for sale and investment	152,760	161,778	172,962
Intangibles, net	216,584	217,586	190,873
Other assets	40,406	45,124	39,308
Total assets	$ 1,455,148	$ 1,447,710	$ 1,198,766

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 165,272	$ 140,230	$ 140,027
Income taxes payable	3,231	7,934	--
Long-term debt due within one year (Note 4)	3,485	4,754	3,143
Total current liabilities	171,988	152,918	143,170
Long-term debt (Note 4)	625,044	598,032	415,023
Other long-term liabilities	96,332	90,584	75,214
Deferred income taxes	55,620	73,434	76,426
Commitments and contingencies (Note 7)	--	--	--
Minority interest in net assets of consolidated joint ventures	23,326	25,474	18,024
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,742,707, 27,714,220, and 27,693,821 shares issued and outstanding as of October 31, 2002, July 31, 2002, and October 31, 2001, respectively	277	277	277
Additional paid-in capital	415,715	415,688	414,044
Deferred compensation	(985)	(1,348)	(2,363)
Retained earnings	67,757	92,577	58,877
Total stockholders' equity	482,838	507,268	470,909
Total liabilities and stockholders' equity	$ 1,455,148	$ 1,447,710	$ 1,198,766

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2002	2001
		(As Restated)
Net revenue:
Mountain	$ 34,441	$ 29,417
Lodging	40,058	28,607
Real estate	39,354	14,994
Total net revenue	113,853	73,018
Operating expense:
Mountain	65,463	54,016
Lodging	38,747	29,079
Real estate	27,531	9,539
Depreciation and amortization	17,985	15,362
Total operating expense	149,726	107,996
Loss from operations	(35,873)	(34,978)
Other income (expense):
Mountain equity investment income	1,061	450
Lodging equity investment loss	(1,311)	--
Real estate equity investment income	3,070	856
Investment income	259	712
Interest expense	(11,964)	(7,862)
Gain (loss) on disposal of fixed assets	(16)	52
Other income (expense)	30	(31)
Minority interest in loss of consolidated joint ventures	2,024	2,340
Loss before benefit for income taxes	(42,720)	(38,461)
Benefit for income taxes	17,900	14,038
Loss before cumulative effect of change in accounting principle	(24,820)	(24,423)
Cumulative effect of change in accounting principle, net of income taxes	--	(1,708)
Net loss	$ (24,820)	$ (26,131)

Per share amounts (basic) (Note 3):
Loss before cumulative effect of change in accounting principle	$ (0.71)	$ (0.70)
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)
Net loss	$ (0.71)	$ (0.75)

Per share amounts (diluted) (Note 3):
Loss before cumulative effect of change in accounting principle	$ (0.71)	$ (0.70)
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)
Net loss	$ (0.71)	$ (0.75)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2002	2001
Net cash provided by (used in) operating activities:	$ 13,872	$ (2,258)
Cash flows from investing activities:
Capital expenditures	(23,535)	(21,173)
Investments in real estate	(14,935)	(13,785)
Other investing activities	(1,090)	363
Net cash used in investing activities	(39,560)	(34,595)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	71,900	80,100
Payments on long-term debt	(46,830)	(50,314)
Other financing activities	(182)	117
Net cash provided by financing activities	24,888	29,903
Net decrease in cash and cash equivalents	(800)	(6,950)
Cash and cash equivalents:
Beginning of period	25,965	27,994
End of period	$ 25,165	$ 21,044

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Basis of Presentation

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") operate five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company also holds a majority interest in RockResorts International, LLC ("RockResorts"), a luxury hotel management company. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature. The Company's mountain and most of its lodging operations typically have operating seasons from late October through April; the Company's operations at GTLC generally run from mid-May through mid-October.

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended July 31, 2002 included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Condensed Financial Statements for the three months ended October 31, 2001 to conform to the present period presentation.

New Accounting Pronouncements-- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted the provisions of SFAS No. 143 on August 1, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143. Adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed pursuant to SFAS No. 142. The Company adopted the provisions of SFAS No. 144 on August 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. Adoption of SFAS No. 145 did not have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate any exit or disposal activities within the scope of SFAS No. 146 subsequent to December 31, 2002.

In May 2002, the EITF reached consensus on EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This issue requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001. The Company adopted the provisions of EITF Issue 01-14 on August 1, 2002. Adoption of EITF Issue 01-14 did not have a significant impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements.

3. Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

	For the three months ended October 31,
	2002		2001
			(As Restated)
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted
Net loss per common share:
Loss before cumulative effect of change in accounting principle	$ (24,820)	$ (24,820)	$ (24,423)	$ (24,423)
Cumulative effect of change in accounting principle, net of income taxes	--	--	(1,708)	(1,708)
Net loss	$ (24,820)	$ (24,820)	$ (26,131)	$ (26,131)

Weighted-average shares outstanding	35,166	35,166	35,130	35,130
Effect of dilutive securities	--	--	--	--
Total shares	35,166	35,166	35,130	35,130

Loss before cumulative effect of change in accounting principle per common share	$ (0.71)	$ (0.71)	$ (0.70)	$ (0.70)
Cumulative effect of change in accounting principle, net of income taxes, per common share	--	--	(0.05)	(0.05)
Net loss per common share	$ (0.71)	$ (0.71)	$ (0.75)	$ (0.75)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.6 million and 2.0 million, as of October 31, 2002 and 2001, respectively. The shares were anti-dilutive because the Company recorded net losses for the periods presented.

4. Long-Term Debt

Long-term debt as of October 31, 2002, July, 31 2002 and October 31, 2001 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (f)	2002	2002	2001

Industrial Development Bonds (a)	2007-2020	$ 61,700	$ 63,200	$ 63,200
Credit Facilities (b)	2004-2005	181,450	154,900	151,150
Senior Subordinated Notes(c)	2009	360,000	360,000	200,000
Discount on Senior Subordinated Notes (c)		(6,711)	(6,892)	--
Olympus Note (d)	2004	25,000	25,000	--
Discount on Olympus Note (d)		(2,069)	(2,521)	--
Other (e)	2003-2029	9,159	9,099	3,816
		628,529	602,786	418,166
Less: Current Maturities		3,485	4,754	3,143
		$ 625,044	$ 598,032	$ 415,023

(a)

The Company has outstanding $61.7 million of Industrial Development Bonds (collectively, the "Industrial Development Bonds"). $41.2 million of the Industrial Development Bonds were issued by Eagle County, Colorado (the "Eagle County Bonds") and mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. The Promissory Note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the U.S. Forest Service Permits for Vail Mountain and Beaver Creek Mountain. In addition, the Company has outstanding two series of refunding bonds (collectively, the "Summit County Bonds"). The Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $19.0 million, maturing in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds (the "1991 Bonds"), issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in 2010 and bear interest at 7.375%. The Company made a principal payment of $1.5 million during the quarter ended October 31, 2002 pursuant to the terms of the 1991 Bonds. The Promissory Note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to The Bank of New York as Trustee under the Indenture of Trust. The Promissory Note is also collateralized in accordance with a Guaranty from Ralston Purina Company (subsequently assumed by The Vail Corporation) to the Trustee for the benefit of the registered owners of the bonds.

(b)

The Company's credit facilities include a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $421.0 million. The Company's subsidiary, The Vail Corporation, is the borrower under the Credit Facility. The Vail Corporation's obligations under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Credit Facility, as amended, bear interest annually at the Company's option at the rate of (i) LIBOR (1.69% at October 31, 2002) plus a margin or (ii) the agent's prime lending rate, (4.75% at October 31, 2002) plus a margin. The Company also pays a quarterly unused commitment fee. The interest margins fluctuate based upon the ratio of the Company's total Funded Debt to the Company's Adjusted EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on November 13, 2004. There was $163 million outstanding under the Credit Facility as of October 31, 2002. The Company's Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the funded debt to adjusted EBITDA ratio (as defined), senior debt to adjusted EBITDA ratio, minimum fixed charge coverage ratio, minimum net worth and the interest coverage ratio. The Company was in compliance with all relevant covenants in its debt instruments as of October 31, 2002. The Credit Facility was amended on October 28, 2002, to increase the funded debt to adjusted EBITDA ratio to be measured for the covenant compliance period ending October 31, 2002. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the funded debt ratio contained in the Credit Facility, in fiscal 2003. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company.

SSI Venture LLC ("SSV"), a fully consolidated retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $25 million. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The Vail Corporation guarantees the SSV Facility. The principal amount outstanding on the Tranche A revolving loan was $12.2 million as of October 31, 2002. The principal amount outstanding on the Tranche B term loan was $6.25 million at October 31, 2002. Future minimum amortization under the Tranche B term loan facility is $0.75 million and $5.5 million during fiscal years 2003 and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility.

(c)

The Company has outstanding $360 million of Senior Subordinated Notes (collectively, the "Notes"), $200 million of which were issued in May 1999 (the "1999 Notes") and $160 million of which were issued in November 2001 (the "2001 Notes"). The 1999 Notes and 2001 Notes have substantially similar terms. The 2001 Notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes (see Note 9). The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by all of the Company's consolidated subsidiaries designated as Guarantors, as defined in the terms of the Notes.

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

(e)	Other obligations bear interest at rates ranging from 5.45% to 18.3% and have maturities ranging from 2003 to 2029.

(f)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of October 31, 2002 are as follows (in thousands):

Due during the twelve months ending July 31:

2003	$ 3,153
2004	41,938
2005	164,507
2006	733
2007	4,208
Thereafter	413,990
Total debt	$628,529

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5. Supplementary Balance Sheet Information (in thousands)

The composition of accounts payable and accrued expenses follows:

	October 31,	July 31,	October 31,
	2002	2002	2002
			(As Restated)
	(unaudited)		(unaudited)

Trade payables	$ 65,863	$ 55,586	$ 51,228
Deferred revenue	34,118	15,158	32,579
Deposits	9,436	15,720	11,130
Accrued salaries and wages	13,922	16,439	11,240
Self-insurance reserves (medical and worker's compensation)	10,627	11,169	9,304
Accrued interest	16,274	8,159	10,790
Property taxes	8,745	6,666	5,992
Liability to complete real estate sold, short term	2,347	3,507	5,723
Other accruals	3,940	7,826	2,041
Total accounts payable and accrued expenses	$ 165,272	$ 140,230	$ 140,027

6. Related Party Transactions

In 1991, the Company loaned Andrew P. Daly, the Company's former President, $300,000, $150,000 of which bears interest at a rate of 9% per annum and the remainder of which is non-interest bearing. The principal sum plus accrued interest is due October 1, 2003, or, if earlier, no later than one year following the termination, for any reason, Mr. Daly's employment with the Company. The proceeds of the loan were used to finance the purchase and improvement of real property and the loan is secured by a deed of trust on such property. Effective October 31, 2002, Mr. Daly ceased to be an employee of the Company, and accordingly, the loan to Mr. Daly is payable in full on October 1, 2003. In 1995, Mr. Daly's spouse received financial terms more favorable than those available to the general public in connection with the purchase of a homesite at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, the contract provided for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under a promissory note of $438,750. Mrs. Daly's note was secured by a first deed of trust and amortized over 25 years at a rate of 8% per annum interest. Mrs. Daly repaid the note in full on November 4, 2002.

Effective October 31, 2002, Mr. Daly ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2002 in relation to Mr. Daly's severance agreement.

In connection with the employment of Blaise Carrig as Chief Operating Officer of Heavenly Valley Limited Partnership ("Heavenly LP"), Heavenly LP agreed to invest up to $600,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Carrig and his family in the greater Lake Tahoe area. In November 2002, the Company contributed $449,500 toward the purchase price of the residence and thereby obtained a 50% undivided ownership interest in such residence. Upon the resale of the residence, or within approximately 18 months of the termination of Mr. Carrig's employment with Heavenly LP, whichever is earlier, Heavenly LP is entitled to receive its proportionate share of the resale price of the residence, less certain deductions.

7. Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of the BGMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes and townhomes, and lodging units. As of October 31, 2002, the Company has sold 108 single-family homesites and 22 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $27.9 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $29.6 million letter of credit issued against the Company's Credit Facility. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of this aggregate subsidy to be $15.1 million and $14.8 million at October 31, 2002 and July 31,2002, respectively, and has recorded the entire amount as a liability in the accompanying financial statements. The total subsidy incurred as of October 31, 2002 and 2001 was $10.4 million and $9.1 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. Seven of the dwelling units are owned by a third party developer. The Company's current plans call for approximately 53 home sites to be sold over the next two years, and all 80 units to be constructed over the next eleven years. As of October 31, 2002, the Company has sold 34 of the 53 home sites, and has placed an additional 10 homesites under contract. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility (as defined herein). It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated that the present value of the aggregate subsidy to be $1.9 million at October 31, 2002 and July 31, 2002 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of October 31, 2002 and 2001 was $400,000 and $0, respectively.

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. The Company accounts for each of these investments under the equity method. Each entity has issued interest-only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in the aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The proceeds of the Housing Bonds were used to construct the housing facilities. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to use a certain percentage of the units in the housing facilities to provide seasonal housing for its employees in return for a rental payment. In aggregate, the Company paid rents of $1.8 million and $1.4 million to the four entities for the three months ended October 31, 2002 and 2001, respectively.

At October 31, 2002 the Company had various other letters of credit outstanding in the aggregate amount of $12.7 million.

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

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the three months ended October 31, 2002 and 2001, the Company recorded lease expense related to these agreements of $4.0 million and $2.3 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of October 31, 2002 are as follows (in thousands):

Due during fiscal years ending July 31:
2003	$ 6,297
2004	6,050
2005	5,133
2006	4,781
2007	3,740
Thereafter	19,389
Total	$ 45,390

8. Restatements

As announced in the Company's Form 10-K/A for the year ended July 31, 2001, the Company changed its method of revenue recognition for private club membership initiation fees from an immediate-recognition basis to a deferred basis. The Company is now deferring membership initiation fee revenue over the estimated life of the club facilities, which the Company has estimated to be 30 years. In addition, as noted in the Company's Form 10-K for the year ended July 31, 2002, The Company recorded a goodwill impairment loss of $1.7 million, net of taxes, in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment was recorded as a cumulative effect of a change in accounting principle in the three months ended October 31, 2001.

For a comparison of the originally reported quarterly statement of operations data for the three months ended October 31, 2001 and the restated quarterly statement of operations data for the same period, refer to the Company's Form 10-K for the year ended July 31, 2002. The restatement created no adjustments to the Consolidated Condensed Statement of Cash Flows for the three months ended October 31, 2001 included in this Form 10-Q. The following table presents a comparison of the quarterly statement of financial position data as reported in the October 31, 2001 Form 10-Q to the Company's current presentation:

Balance Sheet:	As of October 31, 2001
	Previously	As	Percent
	Reported	Restated	Change
Property, plant, and equipment, net	$ 680,935	$ 691,778	1.6%
Intangible assets, net	193,627	190,873	(1.4)%
Total assets	1,194,367	1,198,766	0.4%
Accounts payable and accrued expenses	146,828	140,027	(4.6)%
Total current liabilities	149,971	143,170	(4.5)%
Other long term liabilities	28,608	75,214	162.9%
Deferred income taxes	87,847	76,426	(13.0)%
Additional paid-in capital	411,418	414,044	0.6%
Deferred compensation	--	(2,363)	(100.0)%
Retained earnings	83,125	58,877	(29.2)%
Total stockholders' equity	494,894	470,909	(4.8)%
Total liabilities and stockholders' equity	$ 1,194,367	$ 1,198,766	0.4%

9. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of October 31, 2002 and July 31, 2002. Statement of operations and statement of cash flows data are presented for the three months ended October 31, 2002 and 2001.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting. Net income (loss) of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) subsidiaries. Net income (loss) of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries. The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.
Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	23,242	1	-	51	1,871	-	25,165
Receivables, net	-	29,359	1,713	1,989	49	1,814	-	34,924
Inventories, net	-	10,916	55	-	134	29,984	-	41,089
Other current assets	1,138	21,741	103	-	3	1,515	-	24,500
Total current assets	1,138	85,258	1,872	1,989	237	35,184	-	125,678
Property, plant and equipment, net	-	872,597	30,404	-	813	15,906	-	919,720
Real estate held for sale	-	141,633	-	900	-	10,227	-	152,760
Deferred charges and other assets	9,101	30,644	-	48	-	613	-	40,406
Intangible assets, net	(10,188)	194,673	2,077	10,374	-	19,648	-	216,584
Investments in subsidiaries and advances to (from) parent	855,741	(77,789)	(17,347)	-	(316)	(10,080)	(750,209)	-
Total assets	855,792	1,247,016	17,006	13,311	734	71,498	(750,209)	1,455,148

Current liabilities:
Accounts payable and accrued expenses	15,619	121,753	992	2,418	83	24,407	-	165,272
Income taxes payable	3,231	(0)	-	-	-	-	-	3,231
Long-term debt due within one year	-	1,485	1,000	-	-	1,000	-	3,485
Total current liabilities	18,850	123,238	1,992	2,418	83	25,407	-	171,988
Long-term debt	353,289	254,305	-	-	-	17,450	-	625,044
Other long-term liabilities	816	95,516	-	-	-	-	-	96,332
Deferred income taxes	-	53,977	-	-	-	1,643	-	55,620
Minority interest in net assets of consolidated JV	-	8,946	7,357	3,231	100	3,692	-	23,326
Total stockholders' equity	482,838	711,033	7,657	7,662	551	23,306	(750,209)	482,838
Total liabilities and stockholders' equity	855,793	1,247,015	17,006	13,311	734	71,498	(750,209)	1,455,148

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	23,111	124	-	51	2,679	-	25,965
Receivables	1,138	36,889	881	602	117	2,643	-	40,692
Inventories, net	-	11,194	89	-	129	20,914	-	32,326
Other current assets	-	7,657	137	-	7	1,054	-	8,855
Total current assets	1,138	78,851	1,231	602	304	27,290	-	109,416
Property, plant and equipment, net	-	867,117	30,203	-	852	15,634	-	913,806
Real estate held for sale	-	150,651	-	900	-	10,227	-	161,778
Deferred charges and other assets	9,450	35,119	-	34	-	521	-	45,124
Intangible assets, net	-	184,852	2,077	10,617	-	20,040	-	217,586
Investments in subsidiaries and advances to (from) parent	865,717	(217,450)	(15,705)	-	-	(10,313)	(622,248)	-
Total assets	876,305	1,099,140	17,806	12,153	1,156	63,399	(622,248)	1,447,710

Current liabilities:
Accounts payable and accrued expenses	7,728	112,265	1,535	1,852	178	16,672	-	140,230
Income taxes payable	7,934	-	-	-	-	-	-	7,934
Long-term debt due within one year	-	2,854	900	-	-	1,000	-	4,754
Total current liabilities	15,662	115,119	2,435	1,852	178	17,672	-	152,918
Long-term debt	353,108	231,898	-	-	126	12,900	-	598,032
Other long-term liabilities	267	90,317	-	-	-	-	-	90,584
Deferred income taxes	-	71,791	-	-	-	1,643	-	73,434
Minority interest in net assets of consolidated subsidiaries	-	1,454	7,531	3,231	100	13,158	-	25,474
Total stockholders' equity	507,268	588,561	7,839	7,070	752	18,026	(622,248)	507,268
Total liabilities and stockholders' equity	876,305	1,099,140	17,806	12,153	1,156	63,399	(6,22,248)	1,447,710

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2002
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	-	91,394	2,221	1,847	345	17,769	277	113,853
Total operating expenses	3,520	120,209	2,289	1,255	542	21,634	277	149,726
Income from operations	(3,520)	(28,815)	(68)	592	(197)	(3,865)	-	(35,873)
Other income (expense)	(8,358)	(2,869)	(291)	-	(4)	(169)	-	(11,691)
Equity investment income	-	2,820	-	-	-	-	-	2,820
Minority interest in net income of consolidated joint venture	-	-	175	-	-	1,849	-	2,024
Income (loss) before income taxes	(11,878)	(28,864)	(184)	592	(201)	(2,185)	-	(42,720)
Benefit (provision) for income taxes	4,977	12,923	-	-	-	-	-	17,900
Net income (loss) before equity in income of consolidated subsidiaries	(6,901)	(15,941)	(184)	592	(201)	(2,185)	-	(24,820)
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	-
Equity in income of consolidated subsidiaries	(17,919)	(1,977)	-	-	-	-	19,896	-
Net income (loss)	(24,820)	(17,918)	(184)	592	(201)	(2,185)	19,896	(24,820)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2001
As Restated
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	-	55,464	646	N/A	344	16,707	(143)	73,018
Total operating expenses	539	85,041	1,570	N/A	583	20,406	(143)	107,996
Income from operations	(539)	(29,577)	(924)	N/A	(239)	(3,699)	-	(34,978)
Other income (expense)	(4,558)	(2,319)	(55)	N/A	(1)	(196)	-	(7,129)
Equity investment income	-	1,306	-	N/A	-	-	-	1,306
Minority interest in net income of consolidated joint venture	-	(1)	480	N/A	-	1,861	-	2,340
Income (loss) before income taxes	(5,097)	(30,591)	(499)	N/A	(240)	(2,034)	-	(38,461)
Benefit (provision) for income taxes	1,860	12,178	-	N/A	-	-	-	14,038
Net income (loss) before equity in income of consolidated subsidiaries	(3,237)	(18,413)	(499)	N/A	(240)	(2,034)	-	(24,423)
Cumulative effect of change in accounting principle	-	(1,708)	-	N/A	-	-	-	(1,708)
Equity in income of consolidated subsidiaries	(22,894)	(2,773)	-	N/A	-	-	25,667	-
Net income (loss)	(26,131)	(22,894)	(499)	N/A	(240)	(2,034)	25,667	(26,131)
Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	(34,956)	53,788	(1,103)	-	(201)	(3,656)	-	13,872

Cash flows from investing activities:
Resort capital expenditures	-	(21,283)	(662)	-	-	(1,590)	-	(23,535)
Investments in real estate	-	(14,935)	-	-	-	-	-	(14,935)
Other investing activities	49,640	(50,730)	-	-	-	-	-	(1,090)
Net cash provided by (used in) investing activities	49,640	(86,948)	(662)	-	-	(1,590)	-	(39,560)

Cash flows from financing activities:
Other financing activities	(14,684)	12,775	1,642	-	200	(115)	-	(182)
Proceeds from borrowings under long-term debt	-	67,350	-	-	-	4,550	-	71,900
Payments on long-term debt	-	(46,830)	-	-	-	-	-	(46,830)
Net cash provided by financing activities	(14,684)	33,295	1,642	-	200	4,435	-	24,888

Net increase in cash and cash equivalents	-	135	(123)	-	(1)	(811)	-	(800)

Cash and cash equivalents:
Beginning of period	-	23,108	124	-	52	2,681	-	25,965
End of period	-	23,242	1	-	51	1,870	-	25,165

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2001
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	(20,738)	22,194	(189)	N/A	(236)	(3,289)	-	(2,258)

Cash flows from investing activities:
Resort capital expenditures	-	(18,598)	(1,453)	N/A	(1)	(1,121)	-	(21,173)
Investments in real estate	-	(13,785)	-	N/A	-	-	-	(13,785)
Other investing activities	-	363	-	N/A	-	-	-	363
Net cash provided by (used in) investing activities	-	(32,020)	(1,453)	N/A	(1)	(1,121)	-	(34,595)

Cash flows from financing activities:
Other financing activities	20,738	(22,400)	1,376	N/A	262	141	-	117
Proceeds from borrowings under long-term debt	-	75,550	-	N/A	-	4,550	-	80,100
Payments on long-term debt	-	(50,314)	-	N/A	-	-	-	(50,314)
Net cash provided by financing activities	20,738	2,836	1,376	N/A	262	4,691	-	29,903

Net increase in cash and cash equivalents	-	(6,990)	(266)	N/A	25	281	-	(6,950)

Cash and cash equivalents:
Beginning of period	-	24,386	568	N/A	48	2,992	-	27,994
End of period	-	17,396	302	N/A	73	3,273	-	21,044

10. Investments in Affiliates

The Company held the following investments in equity-method affiliates as of October 31, 2002:

Equity Method Investees	Ownership Interest
Keystone JV	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Bachelor Gulch Resort, LLC	49%
FFT Investment Partners	45%
Eclipse Television & Sports Marketing, LLC	25%
Eagle Park Reservoir Company	46%
Tenderfoot Seasonal Housing, LLC	50%
The Tarnes at BC, LLC	31%
BC Housing, LLC	26%
Breckenridge Terrace, LLC	50%
Avon Partners II, LLC	50%

Condensed financial data for investments in significant equity method subsidiaries are summarized below (in thousands). The Keystone JV is presented for the three months ended September 30, 2002 and 2001.

Keystone JV
(unaudited)
Financial data for three months ended September 30, 2002:
Net revenue	$ 1,558,286
Operating income	(68,493)
Net income	(180,933)

Financial data for three months ended September 30, 2001:
Net revenue	$ 14,261,605
Operating income	2,457,490
Net income	2,381,933

11. Subsequent Events

In October 2002, the Company announced the implementation of a cost reduction plan that includes, among other measures, the elimination of approximately 100 positions through attrition and layoffs effective as of November 1, 2002. The Company estimates that related severance expenses from the workforce reduction will result in a fiscal 2003 pre-tax charge of approximately $1.1 million, to be recorded in the second fiscal quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2002 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of October 31, 2002 and 2001 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

Mountain segment results for the first fiscal quarter of 2003 were better than anticipated and reflect early cost savings measures, expected seasonal losses from Heavenly and severance charges booked in connection with the management restructuring announced in October 2002. While none of the Company's ski resorts were open during the first fiscal quarter of 2003, they have since opened to excellent early season snow conditions. Several of the Company's resorts were able to open earlier than planned due to favorable conditions. Many of the Company's ski resorts had record numbers of visitors on their respective opening weekends and were able to open with record amounts of skiable terrain. As of December 7, 2002, Season pass sales for the Company were 22% above last year's sales through the same period.

The lodging segment had strong results for the first quarter of fiscal 2003 due to increased occupancy and increased average daily rates ("ADR") resulting from a rebound in conference business and expanded room inventory at SRL&S, as well as early cost cutting measures. The fiscal 2002 acquisitions (Vail Marriott and Rancho Mirage) booked expected losses in the first quarter due to seasonality.

The real estate segment showed positive performance in the first quarter of 2003, as the upper-end real estate market continued to be strong. Revenues were more than double those reported in the same period of the prior year due to earlier than anticipated lot closings at Red Sky Ranch and condominium closings at Breckenridge's Mountain Thunder development.

Looking forward to the rest of the season, advanced bookings are up 13% over the same period in fiscal 2002, and revenues from advanced bookings are up 25% due to longer bookings and higher lodging prices. Airline bookings at the Eagle County Airport appear to be strong for the remainder of the season. As noted above, pre-season pass sales exceeded expectations in both Colorado and California. As a result, the Company has been able to implement mid-season ticket pricing increases earlier than in other recent seasons. The Company will record additional severance charges in the second fiscal quarter of 2003 related to the management restructuring. Given these factors and the cost reduction plan implemented by the Company, the Company anticipates that growth in revenue and operating cash flow can be continued through fiscal 2003 in both the mountain and lodging segments.

While the Company is pleased with the operational results achieved thus far in fiscal 2003, there are factors that could affect overall results for fiscal 2003 including failure of summer business to materialize, continued softness in the national travel and lodging industries, the bankruptcy filing of United Airlines and the possibility of war. As such, the Company is unable to predict with certainty the results of operations for the remainder of the fiscal year, and the data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Presented below is more detailed comparative data regarding the Company's results of operations for the three months ended October 31, 2002 versus the three months ended October 31, 2001.

Results of Operations

Three Months Ended October 31, 2002 versus Three Months Ended October 31, 2001 (dollars in thousands)

	Three Months Ended			Percentage
	October 31,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
		(As Restated)
	(unaudited)

Mountain:
Mountain operating revenue	$ 34,441	$ 29,417	$ 5,024	17.1%
Mountain equity investment income	1,061	450	611	135.8%
Total mountain revenue	35,502	29,867	5,635	18.9%
Mountain operating expense	65,463	54,016	11,447	21.2%

Lodging:
Lodging operating revenue	$ 40,058	$ 28,607	$ 11,451	40.0%
Lodging equity investment loss	(1,311)	--	(1,311)	(100.0)%
Total lodging revenue	38,747	28,607	10,140	35.4%
Lodging operating expense	38,747	29,079	9,668	33.2%

Mountain revenue. The following discussion of mountain revenue includes both operating revenue and equity investment income. Mountain revenue for the three months ended October 31, 2002 and 2001 is presented by category as follows:

	Three Months Ended			Percentage
	October 31,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
		(As Restated)
	(unaudited)

Lift tickets	$ (113)	$ 207	$ (320)	(154.6)%
Ski school	71	55	16	29.1%
Dining	4,630	4,574	56	1.2%
Retail/rental	16,330	14,641	1,689	11.5%
Other	14,584	10,390	4,194	40.4%
Total mountain revenue	$ 35,502	$ 29,867	$ 5,635	18.9%

Mountain revenue for the three months ended October 31, 2002 increased $5.6 million, or 18.9%, as compared to the three months ended October 31, 2001. This increase in mountain revenue is due primarily to a 40.4% increase in other revenue and an 11.5% increase in retail/rental revenue compared to the three months ended October 31, 2001. The $4.2 million increase in other revenue is due primarily to the inclusion of summer operations from Heavenly ($1.3 million), which was acquired in May 2002. In addition, other revenue was positively affected by increases in private club operations (primarily with respect to the opening of Red Sky Golf Club), technology operations and brokerage operations (driven primarily by the real estate closings during the quarter). The increase in retail/rental revenue is due to the increased retail sales generated by SSV, the company's retail/rental joint venture, as a result of acquisitions in fiscal 2002. None of the Company's ski resorts were open in the first quarter of fiscal 2003; operations opened in November. Keystone resort was open for the final days of the first quarter in fiscal 2002. Mountain equity investment income includes the Company's proportionate share of income/loss from its investments in a real estate brokerage and employee housing facilities. Income for the three months ended October 31, 2002 and 2001 was $1.1 million and $0.5 million, respectively. The Company's proportionate share of depreciation expense included in equity investment income was approximately $371,000 and $285,000 for the three months ended October 31, 2002 and 2001 respectively.

Mountain operating expense. Mountain operating expense for the three months ending October 31, 2002 was $65.5 million, an increase of $11.4 million, or 21.2%, compared to the three months ending October 31, 2001. The increase in mountain operating expense is commensurate with the increase in mountain revenue for the same period and given the inclusion of Heavenly operating expense ($7.0 million) in this off-season period. In addition, mountain operating expense includes a $1.3 million pre-tax severance charge related to the termination of the Company's President.

Lodging revenue. The following discussion of lodging revenue covers revenue from operations as well as equity investment losses. Lodging revenue for the three months ending October 31, 2002 was $38.7 million, an increase of $10.1 million, or 35.4%, compared to the three months ending October 31, 2001. This increase is primarily due to a post-September 11 rebound in the conference business (including the associated golf and food and beverage businesses), an increase in available rooms inventory at SRL&S, an increase in property management operations and the acquisitions of the Lodge at Rancho Mirage and RockResorts in November 2001 and the Vail Marriott in December 2001, which had revenues of $4.0 million, $1.8 million, and $1.5 million respectively, during the quarter. The Company's ADR for the three months ended October 31, 2002 for its owned hotels and condominium management operations was $143.73, an increase of $6.92 as compared to the three months ended October 31, 2001. The increase in ADR is attributable to the acquisitions of the Lodge at Rancho Mirage and the Vail Marriott, as well as pricing increases at GTLC and the Lodge at Vail. Lodging equity income includes the Company's proportionate share of income/loss from hotel operations of the Ritz-Carlton, Bachelor Gulch through the Company's investment in BG Resort, LLC. The hotel opened in November 2002. The equity loss for the quarter represents pre-opening costs for the hotel operation; the equity loss does not include any depreciation expense as the assets had not yet been placed in service as of October 31, 2002.

Lodging operating expense. Lodging operating expense for the three months ending October 31, 2002 was $38.7 million, an increase of $9.7 million, or 33.2%, compared to the three months ending October 31, 2001. The increase in lodging expense is commensurate with the increase in lodging revenue, given that a portion of the revenue increase was driven by pricing, not volume, and the cost savings measures implemented by the Company. In addition, the growth in revenue for SRL&S far exceeded the growth in expense for the hotel, given that the hotel was closed to guests for a portion of 2002's first fiscal quarter, thus had little revenue generated during that period.

Real estate revenue. The following discussion of real estate revenue includes both revenue from operations and real estate equity income. Real estate equity income includes both the Company's equity investment in the Keystone JV and the portion of the Company's equity investment in BG Resort, LLC related to the development and sale of condominiums at the Ritz-Carlton, Bachelor Gulch. Revenue from real estate operations for the three months ending October 31, 2002 was $42.4 million, an increase of $26.6 million, or 167.7%, compared to the three months ending October 31, 2001. This increase is primarily due to closings on Red Sky Ranch lots and Mountain Thunder condominium sales as well as equity income related to condominium closings at the Ritz-Carlton, Bachelor Gulch, offset slightly by a decline in equity income from the Keystone JV due to a decline in inventory and slower sales as a result of the soft economy.

Real estate operating expense. Real estate operating expense for the three months ending October 31, 2002 was $27.5 million, an increase of $18.0 million, or 188.6%, compared to the three months ending October 31, 2001. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations. The increase in real estate operating expense for the three months ending October 31, 2002 as compared to the three months ending October 31, 2001 is commensurate with the increase in real estate sales noted above.

Depreciation and amortization. Depreciation and amortization expense was $18.0 million, an increase of $2.6 million, or 17.1%, for the three months ending October 31, 2002 as compared to the three months ending October 31, 2001. The increase was primarily attributable to an increased fixed asset base due to the acquisitions of Heavenly, Rancho Mirage, RockResorts and the Vail Marriott, which accounted for $2.5 million of the increase.

Interest expense. During the three months ending October 31, 2002 and 2001 the Company recorded interest expense of $12.0 million and $7.9 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the Notes. The increase in interest expense for the three months ending October 31, 2002 compared to the three months ending October 31, 2001 is attributable to interest on the $160 million 2001 Notes issued in November 2001.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

Cash flows from the Company's operating activities were $13.9 million for the three months ending October 31, 2002. Operating cash flows were comprised primarily of depreciation and amortization expense, non-cash costs related to real estate sales and deferred club revenues, offset by a $24.8 million net loss for the quarter.

The Company's cash flows used for investing activities have historically consisted of payments for acquisitions, capital expenditures and investments in real estate. During the three months ended October 31, 2002 capital expenditures were $23.5 million and investments in real estate were $14.9 million. The primary projects included in capital expenditures were (i) renovations and remodeling of the Vail Marriott, (ii) lift replacements at Breckenridge, (iii) expansion of the grooming fleet and (iv) continued development of Peak 7 in Breckenridge. The primary projects included in investments in real estate were (i) continued development of the Red Sky Ranch golf community, (ii) construction of the Mountain Thunder Lodge condominium project at Breckenridge, (iii) development of the Vail Lionshead project and (iv) planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make capital expenditures related to its mountain and lodging segments of approximately $35 million to $45 million during the remainder of fiscal 2003. The primary projects are anticipated to include (i) snowmaking, on-mountain dining, and lift improvements at Heavenly, (ii) continued planning and development of Peak 7 in Breckenridge which includes slopes and trails, power and telecommunications, construction of a patrol hut and the purchase of snowmaking equipment, (iii) expansion and enhancement of grooming and snowmaking equipment at the Company's Colorado ski resorts, (iv) renovation of the public spaces, guestrooms and lobby of the Lodge at Rancho Mirage and (v) completion of the renovation of the lobby and guestrooms of the Vail Marriott. Investments in real estate during the remainder of fiscal 2003 are expected to total approximately $35 million to $45 million. The primary projects are anticipated to include (i) planning and development of projects at Vail, Bachelor Gulch, Arrowhead, Avon, Breckenridge, Keystone and the Jackson Hole Valley, (ii) continued development of Red Sky Ranch, (iii) development of Mountain Thunder Lodge at Breckenridge and (iv) investments in developable land at strategic locations at the four Colorado ski resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

During the three months ended October 31, 2002, the Company generated $24.9 million in cash from its financing activities consisting primarily of $25.1 million net long-term debt borrowings. During the three months ended October 31, 2002, 26,391 employee stock options were exercised at an exercise price of $6.85. Additionally, 1,845 shares of restricted stock were issued to management.

For the three months ended October 31, 2001, cash flows used in operating activities were $2.3 million. Capital expenditures for the three months ended October 31, 2001 were $21.2 million and investments in real estate for that period were $13.8 million. During the three months ended October 31, 2001, the Company generated $29.9 million in cash from its financing activities, consisting primarily of $29.8 million in net long-term debt borrowings.

Based on current anticipated levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

The Company was in compliance with all relevant covenants in its debt instruments as of October 31, 2002. The Credit Facility was amended on October 28, 2002, to increase the funded debt to adjusted EBITDA ratio to be measured for the covenant compliance period ending October 31, 2002. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the funded debt ratio contained in the Credit Facility, in fiscal 2003. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company.

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $628.5 million, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet. Operating lease obligations, which total $45.4 million, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations as of October 31, 2002 is as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Long-Term Debt	$ 628,529	$ 3,153	$ 206,445	$ 4,941	$ 413,990
Operating Leases	45,390	6,297	11,183	8,521	19,389
Other Long-Term Obligations (1)	17,000	--	--	--	--
Total Contractual Cash Obligations	$ 690,919	$ 9,450	$ 217,628	$ 13,462	$ 433,379

(1)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the various metro districts as described in Note 7, Commitments and Contingencies, of the Consolidated Condensed Financial Statements. This amount has been recorded as a liability of the Company; however, the specific time period of performance is currently unknown.

In addition to the above contractual obligations, as part of its ongoing operations, the Company enters into certain arrangements that obligate the Company to make future payment only upon the occurrence of a future event that will result in the Company making a cash payment (e.g. guarantee debt of a third party should the third party be unable to perform). The following commercial obligations are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's other commercial commitments, including commitments associated with equity method investments as of October 31, 2002, is as follows:

Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Letters of Credit	$ 92,776	$ 7,573	$ 85,158	$ 45	$ --
Guarantees (2)	14,800	--	--	--	--
Total Commercial Commitments	$ 107,576	$ 7,573	$ 85,158	$ 45	$ --

(2)

This amount represents guarantees by a third party related to the Tranche B Housing Bonds as discussed in Note 7, Commitments and Contingencies, of the Consolidated Condensed Financial Statements, which, should the third party default, the Company would be required to perform under these guarantees; however, the specific time period of performance is currently unknown.

Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

Critical Accounting Policies

The preparation of the Consolidated Condensed Financial Statements in conformity with generally accepted accounting principles requires the Company to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Condensed Financial Statements.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to (i) revenue recognition, (ii) reserve estimates, (iii) intangible assets, (iv) income taxes and (v) real estate held for sale.

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

Intangible Assets. The Company frequently obtains intangible assets, primarily through business combinations. The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation. Because individual intangible assets (i) may be expensed immediately upon acquisition; (ii) amortized over their estimated useful life; or (iii) not amortized, the assigned values could have a material effect on current and future period results of operations. Further, intangibles are subject to certain judgments when evaluating impairment pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets".

Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Condensed Balance Sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of October 31, 2002, the Company had a net current deferred tax asset of $10.4 million, which represented approximately 0.7% of total assets. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future to realize the benefit of the Company's net deferred tax assets. The Company's assumptions of future profitable operations are supported by the Company's strong operating performance over the last several years and the absence of factors that would indicate this trend would be unlikely to continue.

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted the provisions of SFAS No. 143 on August 1, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143. Adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed pursuant to SFAS No. 142. The Company adopted the provisions of SFAS No. 144 on August 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. Adoption of SFAS No. 145 did not have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate any exit or disposal activities within the scope of SFAS No. 146 subsequent to December 31, 2002.

In May 2002, the EITF reached consensus on EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This issue requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001. The Company adopted the provisions of EITF Issue 01-14 on August 1, 2002. Adoption of EITF Issue 01-14 did not have a significant impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements.

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

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated Debt exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2002, the Company had $181.5 million of variable rate indebtedness, representing 29% of the Company's total debt outstanding, at an average interest rate during the three months ended October 31, 2002 of 3.41% (see Note 4 of the Notes to Consolidated Condensed Financial Statements). Based on the average floating rate borrowings outstanding during the three months ended October 31, 2002 a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $150,000.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date ("Evaluation Date") within 90 days prior to the filing of this Form 10-Q. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, subject to the limitations discussed below, in meeting the above-stated objectives.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

The Company, including its CEO and CFO, does not expect that the Company's disclosure and internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

3.2(a)

Amended and Restated By-Laws adopted on the Effective Date. (Incorporated by reference to Exhibit 3.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2002, including all amendments thereto.)

3.2(b)	Amended and Restated By-Laws adopted on the Effective Date.	19
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

4.6(e)	Fourth Supplemental Indenture, dated as of October 18, 2002, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York, as successor trustee to the United States Trust Company of New York.	20
4.6(f)	Second Supplemental Indenture, dates as of October 18, 2002, to the Indenture dated November 21, 2001, among Vail Resorts Inc., the guarantors therein and the Bank of New York, as trustee.	28
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

10.12(a)

Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.12(b)

Addendum to the Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.13(a)

Employment Agreement dated October 1, 2000 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly. (Incorporated by reference to Exhibit 10.13 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.13(b)	Separation Agreement dated October 31, 2002 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly.	36
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

10.16	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341).
10.17	2002 Long Term Incentive and Share Award Plan.	47
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

10.21

First Amendment to Second Amended and Restated Credit Agreement among the Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank or America, N.A., Agent, and the other lenders party thereto dated as of October 28, 2002. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

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
23.1

Consent of Independent Accountants for report dated October 28, 2002 for Vail Resorts, Inc. (Incorporated by reference to Exhibit 23.1 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area.	62
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area.	84
99.3(a)	Forest Service Unified Permit for Breckenridge ski area.	90
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area.	112
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area.	117
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area.	138
99.5(a)	Forest Service Unified Permit for Vail ski area.	143
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area.	166
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area.	170

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 13, 2002.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	December 13, 2002

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Adam M. Aron, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vail Resorts, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ ADAM M. ARON
Adam M. Aron
Chairman of the Board and
Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, James P. Donohue, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vail Resorts, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

AND THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Vail Resorts, Inc. (the "Company") that the quarterly report of the Company on Form 10-Q for the three months ended October 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and the results of operations of the Company at the end of and for the periods covered by such Report.

Date: December 13, 2002

/s/ ADAM M. ARON
Adam M. Aron
Chairman of the Board and
Chief Executive Officer

Date: December 13, 2002

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-Q to which it refers, and is, to the extent permitted by law, provided by each of the above signatories to the extent of his respective knowledge.