Form 10-Q
period 2003-01-31
VAIL RESORTS INC
filed 2003-03-14
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2003
Estimated average burden hours per response: 117.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	January 31, 2003

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(970) 845-2500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

As of March 7, 2003, 7,439,834 shares of Class A Common Stock and 27,748,792 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2003, July 31, 2002 and January 31, 2002		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2003 and 2002		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2003 and 2002		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2003 and 2002		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2003	2002	2002
			(as restated)
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 24,690	$ 25,965	$ 26,230
Receivables, net	41,656	31,837	40,346
Inventories, net	36,022	32,326	29,538
Other current assets	26,753	19,288	24,310
Total current assets	129,121	109,416	120,424
Property, plant and equipment, net	946,501	913,806	788,795
Real estate held for sale and investment	136,983	161,778	172,231
Goodwill, net	141,596	139,600	132,342
Other intangibles, net	81,333	77,986	70,707
Other assets	38,832	45,124	47,433
Total assets	$ 1,474,366	$ 1,447,710	$ 1,331,932

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 210,191	$ 140,230	$ 170,995
Income taxes payable	2,731	7,934	--
Long-term debt due within one year (Note 4)	26,577	4,754	3,361
Total current liabilities	239,499	152,918	174,356
Long-term debt (Note 4)	546,196	598,032	471,725
Other long-term liabilities	96,658	90,584	80,670
Deferred income taxes	67,987	73,434	88,705
Commitments and contingencies (Note 7)	--	--	--
Minority interest in net assets of consolidated joint ventures	23,727	23,905	23,651
Put option - RockResorts (Note 14)	198	1,569	--
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,748,792, 27,714,220, and 27,703,382 shares issued and outstanding as of January 31, 2003, July 31, 2002, and January 31, 2002, respectively	277	277	277
Additional paid-in capital	416,080	415,688	413,708
Deferred compensation	(900)	(1,348)	(1,840)
Retained earnings	84,570	92,577	80,606
Total stockholders' equity	500,101	507,268	492,825
Total liabilities and stockholders' equity	$ 1,474,366	$ 1,447,710	$ 1,331,932

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2003	2002
		(as restated)
Net revenue:
Mountain	$ 189,163	$ 145,960
Lodging	34,981	32,517
Real estate	22,623	35,037
Total net revenue	246,767	213,514
Operating expense:
Mountain	123,825	93,985
Lodging	37,188	30,817
Real estate	22,274	28,292
Depreciation and amortization	19,885	16,066
Total operating expense	203,172	169,160
Income from operations	43,595	44,354
Other income (expense):
Mountain equity investment income	162	758
Lodging equity investment loss	(2,021)	--
Real estate equity investment income	771	1,614
Interest income	146	243
Interest expense	(12,782)	(10,364)
Gain on put option (Note 13)	1,371	--
Loss on disposal of fixed assets	(3)	(179)
Other expense	(9)	(18)
Minority interest in income of consolidated joint ventures	(2,062)	(2,297)
Income before income taxes	29,168	34,111
Provision for income taxes	(12,356)	(12,384)
Net income	$ 16,812	$ 21,727

Per share amounts (basic) (Note 3):
Net income	$ 0.48	$ 0.62

Per share amounts (diluted) (Note 3):
Net income	$ 0.48	$ 0.62

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2003	2002
		(as restated)
Net revenue:
Mountain	$ 223,603	$ 175,378
Lodging	75,039	61,124
Real estate	61,978	50,031
Total net revenue	360,620	286,533
Operating expense:
Mountain	189,287	148,001
Lodging	75,935	59,896
Real estate	49,805	37,831
Depreciation and amortization	37,870	31,428
Total operating expense	352,897	277,156
Income from operations	7,723	9,377
Other income (expense):
Mountain equity investment income	1,223	1,208
Lodging equity investment loss	(3,332)	--
Real estate equity investment income	3,841	2,470
Interest income	405	955
Interest expense	(24,746)	(18,226)
Gain on put option (Note 13)	1,371	--
Loss on disposal of fixed assets	(19)	(127)
Other income (expense)	21	(50)
Minority interest in (income) loss of consolidated joint ventures	(39)	43
Loss before benefit for income taxes	(13,552)	(4,350)
Benefit for income taxes	5,544	1,654
Loss before cumulative effect of change in accounting principle	(8,008)	(2,696)
Cumulative effect of change in accounting principle, net of income taxes	--	(1,708)
Net loss	$ (8,008)	$ (4,404)

Per share amounts (basic) (Note 3):
Loss before cumulative effect of change in accounting principle	$ (0.23)	$ (0.08)
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)
Net loss	$ (0.23)	$ (0.13)

Per share amounts (diluted) (Note 3):
Loss before cumulative effect of change in accounting principle	$ (0.23)	$ (0.08)
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)
Net loss	$ (0.23)	$ (0.13)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2003	2002
Net cash provided by operating activities:	$ 126,102	$ 91,609
Cash flows from investing activities:
Capital expenditures	(66,373)	(35,477)
Investments in real estate	(27,961)	(36,625)
Cash paid in acquisitions	--	(77,520)
Other investing activities	(1,934)	370
Net cash used in investing activities	(96,268)	(149,252)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	151,100	568,801
Payments on long-term debt	(182,013)	(505,871)
Other financing activities	(196)	(7,051)
Net cash provided by (used in) financing activities	(31,109)	55,879
Net decrease in cash and cash equivalents	(1,275)	(1,764)
Cash and cash equivalents:
Beginning of period	25,965	27,994
End of period	$ 24,690	$ 26,230

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Basis of Presentation

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") owns and operates four world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. The Company, through a subsidiary, also owns and operates Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company also holds a majority interest in RockResorts International, LLC ("RockResorts"), a luxury hotel management company. Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature. The Company's mountain and most of its lodging operations typically have operating seasons from late October through April; the Company's operations at GTLC generally run from mid-May through mid-October.

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Condensed Financial Statements for the three and six months ended January 31, 2002 to conform to the present period presentation.

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

In May 2002, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This issue requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001. The Company adopted the provisions of EITF Issue 01-14 on August 1, 2002. Adoption of EITF Issue 01-14 did not have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not entered into any exit or disposal activities within the scope of SFAS No. 146 subsequent to December 31, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and interpretation of FASB Statements No. 5, 57 and 107 and recission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN No. 45 as of January 1, 2003; initial adoption did not have a significant impact on the Company's financial position or results of operations (see Note 7, Commitments and Contingencies, of the Notes to the Consolidated Condensed Financial Statements).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", by providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company does not anticipate the adoption of SFAS No. 148 will have a significant impact on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which the Company obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which the Company holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements (see Note 11, Variable Interest Entities, of the Notes to the Consolidated Condensed Financial Statements).

3. Net Income (Loss) Per Common Share

Below is a reconciliation of the numerators (net income) and denominators (weighted-average shares outstanding) used in the calculation of both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

	For the three months ended January 31,
	2003		2002
			(as restated)
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted
Net income per common share:
Net income	$ 16,812	$ 16,812	$ 21,727	$ 21,727

Weighted-average shares outstanding	35,187	35,187	35,125	35,125
Effect of dilutive securities	--	40	--	42
Total shares	35,187	35,227	35,125	35,167

Net income per common share	$ 0.48	$ 0.48	$ 0.62	$ 0.62

The number of shares issuable upon the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.3 million and 2.1 million for the three months ended January 31, 2003 and 2002, respectively. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective periods.

	For the six months ended January 31,
	2003		2002
			(as restated)
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted
Net loss per common share:
Loss before cumulative effect of change in accounting principle	$ (8,008)	$ (8,008)	$ (2,696)	$ (2,696)
Cumulative effect of change in accounting principle, net of income taxes	--	--	(1,708)	(1,708)
Net loss	$ (8,008)	$ (8,008)	$ (4,404)	$ (4,404)

Weighted-average shares outstanding	35,176	35,176	35,134	35,134
Effect of dilutive securities	--	--	--	--
Total shares	35,176	35,176	35,134	35,134

Loss before cumulative effect of change in accounting principle per common share	$ (0.23)	$ (0.23)	$ (0.08)	$ (0.08)
Cumulative effect of change in accounting principle, net of income taxes, per common share	--	--	(0.05)	(0.05)
Net loss per common share	$ (0.23)	$ (0.23)	$ (0.13)	$ (0.13)

The number of shares issuable upon the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.5 million and 2.3 million for the six months ended January 31, 2003 and 2002, respectively. The shares were anti-dilutive because the Company recorded net losses for the periods presented.

  Long-Term Debt

Long-term debt as of January 31, 2003, July 31, 2002 and January 31, 2002 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (f)	2003	2002	2002

Industrial Development Bonds (a)	2007-2020	$ 61,700	$ 63,200	$ 63,200
Credit Facilities (b)	2004-2005	126,100	154,900	23,900
Senior Subordinated Notes (c)	2009	360,000	360,000	360,000
Discount on Senior Subordinated Notes (c)		(6,526)	(6,892)	(7,241)
Olympus Note (d)	2004	25,000	25,000	25,000
Discount on Olympus Note (d)		(1,607)	(2,521)	(3,400)
Other (e)	2003-2029	8,106	9,099	13,627
		572,773	602,786	475,086
Less: Current Maturities		26,577	4,754	3,361
		$ 546,196	$ 598,032	$ 471,725

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

(b)

The Company's credit facilities include a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $421.0 million. The Company's subsidiary, The Vail Corporation, is the borrower under the Credit Facility. The Vail Corporation's obligations under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Credit Facility, as amended, bear interest annually at the Company's option at the rate of (i) LIBOR (1.34% at January 31, 2003) plus a margin or (ii) the agent's prime lending rate (4.25% at January 31, 2003) plus a margin. The Company also pays a quarterly unused commitment fee. The interest margins fluctuate based upon the ratio of the Company's Funded Debt to the Company's Adjusted EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on November 13, 2004. There was $111 million outstanding under the Credit Facility as of January 31, 2003. The Company's Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as each ratio is defined in the underlying Credit Facility). The Company was in compliance with all relevant covenants in its debt instruments as of January 31, 2003. The Company expects it will meet all applicable quarterly financial tests in its debt instruments in fiscal 2003. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company.

SSI Venture LLC ("SSV"), a fully consolidated retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $25 million. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The Vail Corporation guarantees the SSV Facility. The principal amount outstanding on the Tranche A revolving loan was $9.1 million as of January 31, 2003. The principal amount outstanding on the Tranche B term loan was $6.0 million at January 31, 2003. Future minimum payments under the Tranche B term loan facility are $0.50 million and $5.5 million during fiscal years 2003 and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility. SSV is currently in the process of renegotiating the SSV Facility. SSV anticipates the negotiations will be completed during the Company's third fiscal quarter in 2003.

(c)

The Company has outstanding $360 million of Senior Subordinated Notes (collectively, the "Notes"), $200 million of which were issued in May 1999 (the "1999 Notes") and $160 million of which were issued in November 2001 (the "2001 Notes"). The 1999 Notes and 2001 Notes have substantially similar terms. The 2001 Notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes (see Note 9). The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by all of the Company's consolidated subsidiaries designated as Guarantors, as defined in the underlying Indenture.

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

(e)	Other obligations bear interest at rates ranging from 5.45% to 18.3% and have maturities ranging from fiscal 2003 to 2029.

(f)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of January 31, 2003 are as follows (in thousands):

Due during the twelve months ending July 31:

2003	$ 2,188
2004	39,231
2005	112,378
2006	593
2007	4,208
Thereafter	414,175
Total debt	$ 572,773

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5. Supplementary Balance Sheet Information

The composition of accounts payable and accrued expenses follows (in thousands):

	January 31,	July 31,	January 31,
	2003	2002	2002
			(as restated)
	(unaudited)		(unaudited)

Trade payables	$ 80,664	$ 55,586	$ 51,174
Deferred revenue	46,270	15,158	39,019
Deposits	19,936	15,720	24,470
Accrued salaries and wages	30,331	16,439	24,529
Self-insurance reserves (medical and worker's compensation)	4,729	11,169	3,314
Accrued interest	7,449	8,159	7,874
Property taxes	11,223	6,666	9,435
Liability to complete real estate sold, short term	144	3,507	5,723
Other accruals	9,445	7,826	5,457
Total accounts payable and accrued expenses	$ 210,191	$ 140,230	$ 170,995

6. Related Party Transactions

In 1991, the Company loaned Andrew P. Daly, the Company's former President, $300,000, $150,000 of which bears interest at a rate of 9% per annum and the remainder of which is non-interest bearing. The principal sum plus accrued interest is due October 1, 2003. The proceeds of the loan were used to finance the purchase and improvement of real property and the loan is collateralized by a deed of trust on such property. In 1995, Mr. Daly's spouse received financial terms more favorable than those available to the general public in connection with the purchase of a homesite at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, the contract provided for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under a promissory note of $438,750. Mrs. Daly's note was collateralized by a first deed of trust and amortized over 25 years at a rate of 8% per annum interest. Mrs. Daly repaid the note in full on November 4, 2002.

Effective October 31, 2002, Mr. Daly ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2002 in relation to Mr. Daly's severance agreement.

In connection with the employment of Blaise Carrig as Chief Operating Officer of Heavenly Valley Limited Partnership ("Heavenly LP"), a wholly owned subsidiary of the Company, Heavenly LP agreed to invest up to $600,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Carrig and his family in the greater Lake Tahoe area. In November 2002, the Company contributed $449,500 toward the purchase price of the residence and thereby obtained a 50% undivided ownership interest in such residence. Upon the resale of the residence, or within approximately 18 months of the termination of Mr. Carrig's employment with Heavenly LP, whichever is earlier, Heavenly LP is entitled to receive its proportionate share of the resale price of the residence, less certain deductions.

7. Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. BGMD collects property tax payments from the property owners within the Bachelor Gulch Village development and a capital improvement fee from the Company. A portion of those revenues is remitted to SCMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes and townhomes, and lodging units. As of January 31, 2003, the Company has sold 108 single-family homesites and 22 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $27.9 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $29.6 million letter of credit issued against the Company's Credit Facility. The letter of credit was issued by the Company to facilitate the issuance of the variable rate revenue bonds. This letter of credit expires October 31, 2004. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of this aggregate subsidy to be $14.9 million and $14.8 million at January 31, 2003 and July 31, 2002, respectively, and has recorded the entire amount as a liability in the accompanying financial statements. The total subsidy incurred as of January 31, 2003 and 2002 was $10.6 million and $9.3 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. RSRMD collects property tax payments from the property owners within the Red Sky Ranch development and a capital improvement fee from the Company. A portion of those revenues is remitted to SCMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. Seven of the dwelling units are owned by a third party developer. The Company's current plans call for approximately 53 home sites to be sold over the next two years, and all 80 units to be constructed over the next eleven years. As of January 31, 2003, the Company has sold 42 of the 53 home sites, and has placed an additional 10 homesites under contract. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility. The letter of credit was issued by the Company to facilitate the issuance of the variable rate revenue bonds. This letter of credit expires October 31, 2004. It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated the present value of the aggregate subsidy to be $1.9 million at January 31, 2003 and July 31, 2002 and has recorded that amount as a liability in the accompanying financial statements. The total subsidy incurred as of January 31, 2003 and 2002 was $502,000 and $38,000, respectively.

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. The Company accounts for each of these investments under the equity method. Each entity has issued interest-only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The letters of credit were issued by the Company to facilitate the housing entities' ability to obtain external financing. Those letters of credit expire October 31, 2004. The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The Company also has side-letters guaranteeing debt service of $13.3 million on the Tranche B Housing Bonds. $7.4 million of these side letters expire May 1, 2004 and $5.9 million of these side letters expire June 1, 2005. The proceeds of the Housing Bonds were used to construct the housing facilities. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to rent a certain percentage of the units in the housing facilities to provide seasonal housing for its employees. In aggregate, the Company paid rents of $3.5 million and $3.1 million to the four entities for the six months ended January 31, 2003 and 2002, respectively.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN No. 45 under which it may be required to make payments in relation to certain transactions. These indemnities primarily include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products and indemnities related to liabilities associated with the use of easements. The duration of these indemnities generally is indefinite. These indemnities also generally do not limit the future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities in the accompanying financial statements, either because the indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN No. 45, or because the Company has calculated the fair value of the indemnification to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and measurable.

At January 31, 2003 the Company had various other letters of credit outstanding in the aggregate amount of $9.2 million.

Certain subsidiaries of the Company are defendants in two related lawsuits filed in the United States District Court for the District of Wyoming. The case arises out of a carbon monoxide accident in a hotel room at the Snake River Lodge and Spa in Jackson Hole, Wyoming, resulting in the death of a doctor from North Carolina and the alleged injury to his wife. The accident occurred on August 2, 2001. The Snake River Lodge & Spa is 51% owned by a subsidiary of the Company. One lawsuit is a wrongful death action on behalf of the estate of the deceased, and the other lawsuit is a personal injury action on the part of his wife.

A First Amended Complaint was filed by the plaintiffs (the wife in the personal injury case, and the wife personally and on behalf of the estate of the deceased in the wrongful death suit) in both lawsuits in July 2002 naming as defendants JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company and Vail Resorts Development Company, all subsidiaries of the Company. Also named as defendants are a plumbing company in Jackson, Wyoming and a general contractor based in Salt Lake City.

The Complaints allege negligence and strict liability on the part of all and each of the defendants and seek damages, including exemplary and punitive damages, in amounts to be proven at trial. The trials (which may be consolidated) are set to begin in late November 2003. Discovery is underway in the matters, and scheduled to continue through spring or early summer 2003. The Company intends to defend the cases vigorously at trial. The Company anticipates that any damages arising out of the accident paid by the Company, excepting any amounts attributable to punitive damages, would be covered by insurance carried by the Company. However, the Company cannot predict the outcome of the cases at this time.

The Company is a party to various other lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and accrued loss contingencies for all matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

In February 2003, the SEC informed the Company that it has issued a formal order of investigation with respect to the Company. The inquiry relates to the Company's previous accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private member clubs (see Note 8, Restatements, of the Notes to the Consolidated Condensed Financial Statements). In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting for these club initiation fees. The Company is fully cooperating with the SEC. The Company expects no changes will be made as a result of this SEC inquiry to the Company's historical financial statements, as contained in the Company's Form 10-K/A for the year ended July 31, 2001, Form 10-K for the year ended July 31, 2002 and Form 10-Q for the quarter ended October 31, 2002.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the six months ended January 31, 2003 and 2002, the Company recorded lease expense related to these agreements of $9.5 million and $9.4 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of January 31, 2003 are as follows (in thousands):

Due during fiscal years ending July 31:
2003	$ 8,396
2004	6,050
2005	5,133
2006	4,781
2007	3,740
Thereafter	19,389
Total	$ 47,489

  Restatements

As previously announced, the Company changed its method of revenue recognition for private club membership initiation fees from an immediate-recognition basis to a deferred basis. The Company is now deferring membership initiation fee revenue over the estimated life of the club facilities, which the Company has estimated to be 30 years. In addition, as noted in the Company's Form 10-K for the year ended July 31, 2002, the Company recorded a goodwill impairment loss of $1.7 million, net of taxes, in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". The impairment was recorded as a cumulative effect of a change in accounting principle in the three months ended October 31, 2001.

For a comparison of the originally reported quarterly statement of operations data for the three and six months ended January 31, 2002 and the restated quarterly statement of operations data for the same period, refer to the Company's Form 10-K for the year ended July 31, 2002. The restatement created no adjustments to the Consolidated Condensed Statement of Cash Flows for the six months ended January 31, 2002 included in this Form 10-Q. The following table presents a comparison of the quarterly statement of financial position data as reported in the January 31, 2002 Form 10-Q to the Company's current presentation:

Balance Sheet:	As of January 31, 2002
	Previously	As	Percent
	Reported	Restated	Change
Other current assets	$ 19,824	$ 24,310	22.7%
Property, plant, and equipment, net	779,711	788,795	1.2%
Other current assets	19,824	24,310	22.7%
Goodwill, net	135,097	132,342	2.1%
Other assets	53,841	47,433	(11.9%)
Total assets	1,327,525	1,331,932	0.3%
Accounts payable and accrued expenses	182,521	170,995	(6.3%)
Total current liabilities	185,882	174,356	(6.2%)
Other long term liabilities	27,909	80,670	189.0%
Deferred income taxes	100,866	88,705	(12.1%)
Deferred compensation	--	(1,840)	(100.0%)
Retained earnings	106,059	80,606	(24.0%)
Total stockholders' equity	517,492	492,825	(4.8%)
Total liabilities and stockholders' equity	$ 1,327,525	$ 1,331,932	0.3%

9. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 4), are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., Timber Trail, Inc., Resort Technology Partners, LLC, RT Partners, Inc., SSV, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. In 2002, Boulder/Beaver LLC, Resort Technology Partners, LLC and RT Partners, Inc are presented with Non-Guarantor Subsidiaries; in prior years they were presented with Guarantor Subsidiaries. In 2003, Mountain Thunder, Inc., Timber Trail, Inc., and Forest Ridge Holdings, Inc. are presented with Non-Guarantor Subsidiaries; in prior years they were presented with Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of January 31, 2003, July 31, 2002, and January 31, 2002. Statement of operations and statement of cash flows data are presented for the six months ended January 31, 2003 and 2002.

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
Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2003
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	21,789	875	-	78	1,948	-	24,690
Receivables, net	1	37,039	640	171	103	3,702	-	41,656
Inventories, net	-	11,161	72	-	175	24,614	-	36,022
Other current assets	1,138	24,162	173	-	18	1,262	-	26,753
Total current assets	1,139	94,151	1,760	171	374	31,526	-	129,121
Property, plant and equipment, net	-	897,757	29,579	120	775	18,270	-	946,501
Real estate held for sale and investment	-	118,044	-	900	-	18,039	-	136,983
Goodwill, net	-	121,522	1,936	1,655	-	16,483	-	141,596
Other intangible assets, net	-	68,523	-	10,085	-	2,725	-	81,333
Deferred charges and other assets	8,755	29,257	9	-	-	811	-	38,832
Investments in subsidiaries and advances to (from) parent	852,899	(38,352)	(17,638)	(3)	(331)	(17,970)	(778,605)	-
Total assets	862,793	1,290,902	15,646	12,928	818	69,884	(778,605)	1,474,366

Current liabilities:
Accounts payable and accrued expenses	8,404	178,388	2,134	1,703	309	19,253	-	210,191
Income taxes payable	-	2,731	-	-	-	-	-	2,731
Long-term debt due within one year	-	24,577	1,000	-	-	1,000	-	26,577
Total current liabilities	8,404	205,696	3,134	1,703	309	20,253	-	239,499
Long-term debt	353,474	178,622	-	-	-	14,100	-	546,196
Other long-term liabilities	814	95,844	-	-	-	-	-	96,658
Deferred income taxes	-	66,344	-	-	-	1,643	-	67,987
Minority interest in net assets of consolidated JV	-	-	6,131	3,231	100	14,265	-	23,727
Put option - RockResorts	-	198	-	-	-	-	-	198
Total stockholders' equity	500,101	744,198	6,381	7,994	409	19,623	(778,605)	500,101
Total liabilities and stockholders' equity	862,793	1,290,902	15,646	12,928	818	69,884	(778,605)	1,474,366

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	23,111	124	-	51	2,679	-	25,965
Receivables	1,138	26,457	881	602	117	2,642	-	31,837
Inventories, net	-	11,194	89	-	129	20,914	-	32,326
Other current assets	-	18,089	137	-	7	1,055	-	19,288
Total current assets	1,138	78,851	1,231	602	304	27,290	-	109,416
Property, plant and equipment, net	-	867,117	30,203	-	852	15,634	-	913,806
Real estate held for sale and investment	-	150,651	-	900	-	10,227	-	161,778
Goodwill, net	-	119,348	2,077	1,660	-	16,515	-	139,600
Other intangible assets, net	-	65,504	-	8,957	-	3,525	-	77,986
Deferred charges and other assets	9,450	35,119	-	34	-	521	-	45,124
Investments in subsidiaries and advances to (from) parent	865,717	(217,450)	(15,706)	-	-	(10,313)	(622,248)	-
Total assets	876,305	1,099,140	17,805	12,153	1,156	63,399	(622,248)	1,447,710

Current liabilities:
Accounts payable and accrued expenses	7,728	112,265	1,535	1,852	178	16,672	-	140,230
Income taxes payable	7,934	-	-	-	-	-	-	7,934
Long-term debt due within one year	-	2,854	900	-	-	1,000	-	4,754
Total current liabilities	15,662	115,119	2,435	1,852	178	17,672	-	152,918
Long-term debt	353,108	231,898	-	-	126	12,900	-	598,032
Other long-term liabilities	267	90,317	-	-	-	-	-	90,584
Deferred income taxes	-	71,791	-	-	-	1,643	-	73,434
Minority interest in net assets of consolidated JV	-	(115)	7,531	3,231	100	13,158	-	23,905
Put option - RockResorts	-	1,569	-	-	-	-		1,569
Total stockholders' equity	507,268	588,561	7,839	7,070	752	18,026	(622,248)	507,268
Total liabilities and stockholders' equity	876,305	1,099,140	17,805	12,153	1,156	63,399	(622,248)	1,447,710

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2002
(As Restated)
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	22,240	492	-	220	3,278	-	26,230
Receivables, net	-	36,983	78	130	75	3,080	-	40,346
Inventories, net	-	7,956	33	-	161	21,388	-	29,538
Other current assets	2,078	20,988	75	-	7	1,162	-	24,310
Total current assets	2,078	88,167	678	130	463	28,908	-	120,424
Property, plant and equipment, net	-	742,420	28,222	-	910	17,243	-	788,795
Real estate held for sale	-	161,104	-	900	-	10,227	-	172,231
Goodwill, net	-	113,047	2,111	478	-	16,706	-	132,342
Other intangible assets, net	-	56,203	-	10,731	-	3,773	-	70,707
Deferred charges and other assets	9,573	37,329	-	-	-	531	-	47,433
Investments in subsidiaries and advances to (from) parent	854,054	(53,927)	(13,111)	61	(448)	(10,061)	(776,568)	-
Total assets	865,704	1,144,343	17,900	12,300	925	67,327	(776,568)	1,331,932

Current liabilities:
Accounts payable and accrued expenses	19,587	130,807	1,110	900	235	18,356	-	170,995
Income taxes payable	-	-	-	-	-	-	-	-
Long-term debt due within one year	-	2,361	-	-	-	1,000	-	3,361
Total current liabilities	19,587	133,168	1,110	900	235	19,356	-	174,356
Long-term debt	352,759	100,911	1,155	-	-	16,900	-	471,725
Other long-term liabilities	535	80,135	-	-	-	-	-	80,670
Deferred income taxes	-	87,062	-	-	-	1,643	-	88,705
Minority interest in net assets of consolidated JV	-	185	7,661	3,231	100	12,474	-	23,651
Total stockholders' equity	492,824	742,882	7,974	8,169	590	16,954	(776,568)	492,825
Total liabilities and stockholders' equity	865,704	1,144,343	17,900	12,300	925	67,327	(776,568)	1,331,932

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	11	256,431	3,555	2,725	1,218	89,693	6,987	360,620
Total operating expenses	4,508	248,793	5,877	3,334	1,569	81,829	6,987	352,897
Income (loss) from operations	(4,497)	7,638	(2,322)	(609)	(351)	7,864	-	7,723
Other income (expense)	(8,408)	(15,002)	(536)	-	(12)	(382)	-	(24,340)
Equity investment income	-	1,732	-	-	-	-	-	1,732
Gain (loss) on investments	-	1,371	-	-	-	-	-	1,371
Minority interest in net income of consolidated joint venture	-	-	1,400	-	-	(1,439)	-	(39)
Income (loss) before income taxes	(12,905)	(4,261)	(1,458)	(609)	(363)	6,043	-	(13,552)
Benefit for income taxes	5,420	124	-	-	-	-	-	5,544
Net income (loss) before equity in income of consolidated subsidiaries	(7,485)	(4,137)	(1,458)	(609)	(363)	6,043	-	(8,008)
Equity in income of consolidated subsidiaries	(523)	3,613	-	-	-	-	(3,090)	-
Net income (loss)	(8,008)	(524)	(1,458)	(609)	(363)	6,043	(3,090)	(8,008)

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2002
As Restated
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	-	229,754	947	348	1,169	54,458	(143)	286,533
Total operating expenses	539	220,327	2,833	157	1,456	51,987	(143)	277,156
Income (loss) from operations	(539)	9,427	(1,886)	191	(287)	2,471	-	9,377
Other income (expense)	(4,558)	(12,309)	(124)	-	(11)	(446)	-	(17,448)
Equity investment income	-	3,678	-	-	-	-	-	3,678
Minority interest in net income of consolidated joint venture	-	39	985	-	-	(981)	-	43
Income (loss) before income taxes	(5,097)	835	(1,025)	191	(298)	1,044	-	(4,350)
Benefit (provision) for income taxes	1,860	(176)	-	-	-	(30)	-	1,654
Net income (loss) before equity in income of consolidated subsidiaries	(3,237)	659	(1,025)	191	(298)	1,014	-	(2,696)
Equity in income of consolidated subsidiaries	(1,167)	(118)	-	-	-	-	1,285	-
Net income (loss) before cumulative effect of change in accounting principle	(4,404)	541	(1,025)	191	(298)	1,014	1,285	(2,696)
Cumulative effect of change in accounting principle, net of income taxes	-	(1,708)	-	-	-	-	-	(1,708)
Net income (loss)	(4,404)	(1,167)	(1,025)	191	(298)	1,014	1,285	(4,404)

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	(4,036)	127,028	(536)	-	(161)	3,807	-	126,102

Cash flows from investing activities:
Resort capital expenditures	-	(59,946)	(646)	-	(20)	(5,761)	-	(66,373)
Investments in real estate	-	(27,961)	-	-	-	-	-	(27,961)
Other investing activities	-	(1,934)	-	-	-	-	-	(1,934)
Net cash provided by (used in) investing activities	-	(89,841)	(646)	-	(20)	(5,761)	-	(96,268)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	366	149,034	-	-	-	1,700	-	151,100
Payments on long-term debt	-	(181,513)	-	-	-	(500)	-	(182,013)
Advances to (from) affiliates	3,649	(6,030)	1,933	-	208	240	-	-
Other financing activities	21	-	-	-	-	(217)	-	(196)
Net cash provided by financing activities	4,036	(38,509)	1,933	-	208	1,223	-	(31,109)

Net increase in cash and cash equivalents	-	(1,322)	751	-	27	(731)	-	(1,275)

Cash and cash equivalents:
Beginning of period	-	23,111	124	-	51	2,679	-	25,965
End of period	-	21,789	875	-	78	1,948	-	24,690

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2002
As Restated
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	3,409	82,809	27	-	(145)	5,509	-	91,609

Cash flows from investing activities:
Resort capital expenditures	-	(24,573)	(6,536)	-	-	(4,368)	-	(35,477)
Investments in real estate	-	(36,625)	-	-	-	-	-	(36,625)
Cash paid in acquisitions	-	(77,520)	-	-	-	-	-	(77,520)
Other investing activities	-	1,766	-	-	-	(1,396)	-	370
Net cash provided by (used in) investing activities	-	(136,952)	(6,536)	-	-	(5,764)	-	(149,252)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	152,872	417,660	-	-	-	(1,731)	-	568,801
Payments on long-term debt	-	(505,871)	-	-	-	-	-	(505,871)
Advances to (from) affiliates	(151,629)	142,712	6,433	-	317	2,167	-	-
Other financing activities	(4,652)	(2,399)	-	-	-	-	-	(7,051)
Net cash provided by financing activities	(3,409)	52,102	6,433	-	317	436	-	55,879

Net increase in cash and cash equivalents	-	(2,041)	(76)	-	172	181	-	(1,764)

Cash and cash equivalents:
Beginning of period	-	24,281	568	-	48	3,097	-	27,994
End of period	-	22,240	492	-	220	3,278	-	26,230

10. Investments in Affiliates

The Company held the following investments in equity-method affiliates as of January 31, 2003:

Equity Method Investees	Ownership Interest
Keystone/Intrawest, LLC ("KRED")	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Breckenridge Terrace, LLC	50%
Avon Partners II, LLC	50%
Tenderfoot Seasonal Housing, LLC	50%
Bachelor Gulch Resort, LLC	49%
Eagle Park Reservoir Company	46%
FFT Investment Partners	45%
The Tarnes at BC, LLC	31%
BC Housing, LLC	26%
Eclipse Television & Sports Marketing, LLC	25%

Condensed financial data for investments in significant equity method subsidiaries are summarized below (in thousands). The KRED is presented for the three and six months ended December 31, 2002 and 2001.

KRED
(unaudited)
Financial data for the three months ended December 31, 2002:
Net revenue	$ 2,259,786
Operating income	37,358
Net income	(494,473)

Financial data for the three months ended December 31, 2001:
Net revenue	$ 23,594,026
Operating income	4,196,629
Net income	4,094,799

Financial data for the six months ended December 31, 2002:
Net revenue	$ 3,818,072
Operating income	(31,135)
Net income	(675,406)

Financial data for the six months ended December 31, 2001:
Net revenue	$ 37,855,631
Operating income	6,654,119
Net income	6,476,732

11. Variable Interest Entities

The Company is currently evaluating its investments (primarily investments in entities accounted for under the equity method) to determine whether these investments meet the definition of VIEs under FIN No. 46. If the Company determines that these investments are VIEs, it is reasonably possible that the Company would be determined to be the primary beneficiary as defined in FIN No. 46. If it is determined that the Company is the primary beneficiary of a VIE, the Company would be required to consolidate that entity.

Four entities are the metropolitan districts discussed in Note 7, Commitments and Contingencies, to the Notes of the Consolidated Condensed Financial Statements. These entities have total assets of $170.0 million. The Company's maximum exposure to loss as a result of its involvement with the metropolitan districts is limited to $41.7 million of letters of credit issued against the Company's Credit Facility backing $39.9 million of variable rate revenue bonds issued by the districts and the Company's subsidization of the interest payments required related to the debt.

Four of the entities are the employee housing joint ventures discussed in Note 7, Commitments and Contingencies, to the Notes of the Consolidated Condensed Financial Statements. These entities had total assets of $49.0 million as of December 31, 2002. The Company's maximum exposure to loss as a result of its involvement with the employee housing joint ventures is limited to the Company's initial equity investments in them of $2,000, the Company's ratable share of income or losses and $38.8 million of letters of credit issued against the Company's Credit Facility backing $37.8 million of Tranche A interest-only taxable bonds. The Company also has side-letters guaranteeing debt service of $13.3 million on the Tranche B Housing Bonds. $7.4 million of these side letters expire May 1, 2004 and $5.9 million of these side letters expire June 1, 2005.

One entity is a joint venture that owns commercial space. The Company currently leases substantially all of that space for its corporate headquarters. The entity has total assets of $4.5 million and no debt as of December 31, 2002. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $2.5 million and the Company's ratable share of income/loss.

One entity is KRED, which is engaged in real estate development and commercial leasing in and around Keystone. The entity had total assets of $98.0 million and total debt of $25.8 million as of December 31, 2002. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment in the entity of $22.6 million in land and $1.7million in cash, the Company's ratable share of income/loss and $1.3 million in short term loans.

One entity is a joint venture involved in the construction and participation in a reservoir to provide for the Company's snowmaking needs. The entity had total assets of $29.8 million and total debt of $7.0 million as of December 31, 2002. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $3.4 million and the Company's ratable share of income/loss. The Company is joint and severally liable for 38.9% of the entity's debt, which is fully consolidated in the Company's Consolidated Financial Statements.

One entity is a joint venture involved in the construction and operations of the Ritz-Carlton, Bachelor Gulch. The entity had total assets of $81.9 million and total debt of $59.0 million as of December 31, 2002. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $6.6 million, the Company's ratable share of income/loss and $4.5 million in long term loans.

The Company is currently evaluating the impact that the full implementation of this interpretation will have on its financial statements.

12. Workforce Reduction

In October 2002, the Company announced that, as a counterbalance to the possibility of slower performance in the nationwide leisure travel and lodging market in the coming year, it had implemented a company-wide cost reduction plan which included, in addition to certain measures designed to improve operational effectiveness, the elimination of approximately 100 positions (less than 1% of the total employee force). The workforce reduction included the termination of 44 employees effective November 1, 2002, with the remainder of the reduction achieved through the elimination of vacant positions, and included management and line level staff across all of the Company's lines of business. Expense associated with the workforce reduction included severance expense of $1.1 million plus an additional $0.1 million in associated burden, which was included in operating expense and was paid during the Company's quarter ended January 31, 2003.

13. Gain on Put Option

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts. The minority shareholder in RockResorts has the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis. The put option can be exercised between October 1, 2004 and September 30, 2005. The Company has determined that this put option should be marked to fair value through earnings, and as such, the Company has recorded a gain of $1.4 million for the three and six months ended January 31, 2003 related to the RockResorts written put option is shown as a separate line item on the Statement of Operations.

14. Acquisitions and Business Combinations

In May 2002, certain of the Company's wholly-owned subsidiaries acquired 100% of the ownership interests of Heavenly Valley, Limited Partnership from subsidiaries of American Skiing Company. Heavenly Valley, Limited Partnership owns Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. Heavenly offers over 4,800 acres of skiing and operates 29 lifts. The Company purchased Heavenly to expand its portfolio of premier ski resorts and geographically diversify its resort portfolio. The transaction closed for consideration of $102 million (including $2.7 million of assumed debt), less a cash adjustment of $2.8 million resulting in net consideration of $99.2 million. The following unaudited pro forma revenue for the three and six months ended January 31, 2002 assumes the acquisition of Heavenly occurred on August 1, 2001. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. Pro forma net income and EPS are not presented as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

Pro-forma data for
	Three months ended	Six months ended
	January 31, 2002	January 31, 2002
(unaudited)
Total Revenue	$ 237,728	$ 310,381

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2002 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of January 31, 2003 and 2002 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

In February 2003, the SEC informed the Company that it has issued a formal order of investigation with respect to the Company. The inquiry relates to the Company's previous accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting for these club initiation fees. The Company is fully cooperating with the SEC. The Company expects no changes will be made as a result of this SEC inquiry to the Company's historical financial statements, as contained in the Company's Form 10-K/A for the year ended July 31, 2001, Form 10-K for the year ended July 31, 2002 and Form 10-Q for the quarter ended October 31, 2002.

In October 2002, the Company announced that, as a counterbalance to the possibility of slower performance in the nationwide leisure travel and lodging market in the coming year, it had implemented a company-wide cost reduction plan which included, in addition to certain measures designed to improve operational effectiveness, the elimination of approximately 100 positions (less than 1% of the total employee force). The workforce reduction included the termination of 44 employees effective November 1, 2002, with the remainder of the reduction achieved through the elimination of vacant positions, and included management and line level staff across all of the Company's lines of business. Expense associated with the workforce reduction included severance expense of $1.1 million plus an additional $0.1 million in associated burden, which was included in operating expense and also paid out during the Company's quarter ended January 31, 2003.

The Mountain segment's financial performance for the three and six months ended January 31, 2003 compared to the same periods last year is primarily a result of the May 2002 Heavenly acquisition. The Company's Colorado resorts saw a 5% increase in skier visits and an 8% increase in effective ticket price and all of the Company's ski resorts have good snow conditions. In addition, continued cost cutting efforts as announced in the first quarter also contributed to the improved performance.

Lodging segment results for the three and six months ended January 31, 2002 were down, as expected, as compared to the same periods in the prior year. The decline in the Lodging segment is due primarily to inclusion of the Company's proportionate share of the pre-opening expenses included in the equity investment losses related to the Bachelor Gulch, Ritz-Carlton (which opened in November 2002), additional marketing and management expenses associated with building the RockResorts brand and the timing of the fiscal 2002 acquisitions, as we did not own these properties for much or all of the seasonally slow November period last year. In addition, the continued slump in the US lodging industry has affected the Company's Lodging operations, and the Company has implemented rate discounting strategies in order to attract guests.

Real estate performed as expected for the second fiscal quarter. Revenue included closings on Mountain Thunder and Vail Marriott condominiums and Red Sky Ranch lots. In addition, the Company pre-sold all three of the Vail Marriott penthouses, at a favorable price point for the Lionshead area and all 18 homesites at the new Timber Trail development in Breckenridge. Due to the timing of sales in fiscal 2003, the majority of sales were recognized in the first fiscal quarter.

While the Company is pleased with the operational results achieved thus far in fiscal 2003, it is anticipated that the imminence of war, the continued poor economy and softness in the travel and lodging industries will dampen performance for the remainder of fiscal 2003. Since January 31, 2003 the Company has experienced a modest slowdown in visitation and reservations at its ski resorts and lodging properties. However, the Company cannot predict the extent to which an actual war and the resulting aftermath will soften the Company's near-term financial performance. As such, the Company is unable to predict with certainty the results of operations for the remainder of the fiscal year, and the data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Presented below is more detailed comparative data regarding the Company's results of operations for the three and six months ended January 31, 2003 versus the three and six months ended January 31, 2002.

Results of Operations

Three Months Ended January 31, 2003 versus Three Months Ended January 31, 2002 (dollars in thousands)

Mountain operating revenue. Mountain operating revenue for the three months ended January 31, 2003 and 2002 is presented by category as follows:

	Three Months Ended
	January 31,			Percentage
	2003	2002	Increase	Increase
		(as restated)
	(unaudited)

Lift tickets	$ 91,028	$ 66,490	$ 24,538	36.9%
Ski school	23,894	17,541	6,353	36.2%
Dining	19,026	14,873	4,153	27.9%
Retail/rental	41,297	34,792	6,505	18.7%
Other	13,918	12,264	1,654	13.5%
Total mountain operating revenue	$ 189,163	$ 145,960	$ 43,203	29.6%

Skier visits	2,607	2,122	485	22.9%

Effective ticket price	$ 34.92	$ 31.33	$ 3.59	11.5%

Mountain operating revenue for the three months ended January 31, 2003 increased $43.2 million, or 29.6%, as compared to the three months ended January 31, 2002. Of this increase $27.0 million is due to the May 2002 Heavenly acquisition, while the remainder is primarily due to the 23% increase in skier visits, a favorable shift in the guest demographic to a heavier mix of destination visitors and increased ticket pricing. Destination guests (out of state and international guests) have historically purchased higher margin ticket products and used more of the Company's ancillary products and services, such as food & beverage and ski school.

Mountain operating expense. Mountain operating expense for the three months ended January 31, 2003 was $123.8 million, an increase of $29.8 million, or 31.7%, compared to the three months ended January 31, 2002. This increase is commensurate with the increase in mountain revenue for the same period and reflects a slight increase in allocated corporate selling, general and administrative costs ("SG&A") due to bonus accruals and executive deferred compensation.

Lodging operating revenue. Lodging operating revenue for the three months ended January 31, 2003 was $35.0 million, an increase of $2.5 million, or 7.6%, compared to the three months ended January 31, 2002. This increase is due to the acquisitions of the Vail Marriott and RockResorts in the later half of the second quarter of 2002 and increased occupancy driven by the recent renovation at SRL&S. The Company's average daily rate ("ADR") for the three months ended January 31, 2003 for its owned hotels and condominium management operations was $208.38, a decrease of $1.52 as compared to the three months ended January 31, 2002. The decrease in ADR is attributable to the Company's conscious decision to lower rates to increase occupancy and the timing of the Vail Marriott and Rancho Mirage acquisitions; the quarter ended January 31, 2002 did not include much or all of these properties' early off-season months.

Lodging operating expense. Lodging operating expense for the three months ended January 31, 2003 was $37.2 million, an increase of $6.4 million, or 20.7%, compared to the three months ended January 31, 2002. This increase is due to increased management staffing at RockResorts associated with the establishment of the RockResorts brand, the timing of the Vail Marriott acquisition as the three months ended January 31, 2002 did not include the fall off-season months, golf membership costs at the Lodge at Rancho Mirage, certain administrative costs in the quarter ending January 31, 2003 at SRL&S (including adjustments to the bad debt reserve) and the increased corporate SG&A allocation as noted above.

Lodging equity investment loss. Lodging equity investment loss was $2.0 million for the quarter ended January 31, 2003, and primarily includes the Company's proportionate share of income/loss from hotel operations of the Ritz-Carlton, Bachelor Gulch, which opened in November 2002, through the Company's investment in BG Resort, LLC. The equity loss for the quarter represents hotel operations and includes depreciation expense of $0.4 million and interest expense of $0.6 million for the three months ended January 31, 2003.

Real estate revenue. Revenue from real estate operations for the three months ended January 31, 2003 was $22.6 million, a decrease of $12.4 million, or 35.4%, compared to the three months ended January 31, 2002. This decrease is primarily due to the mix of available real estate inventory. The three months ended January 31, 2003 include closings on the sales of 20 condominiums and eight single-family lots, versus closings on the sales of 36 single family lots in the same period of fiscal 2002.

Real estate operating expense. Real estate operating expense for the three months ended January 31, 2003 was $22.3 million, a decrease of $6.0 million, or 21.3%, compared to the three months ended January 31, 2002. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations and an allocation of corporate SG&A. The decrease for the three months ending January 31, 2003 as compared to the three months ended January 31, 2002 is commensurate with the decrease in real estate sales noted above.

Real estate equity investment income. Real estate equity investment income was $0.8 million and $1.6 million for the quarters ended January 31, 2003 and 2002, respectively, and includes both the Company's equity investment in KRED and the portion of the Company's equity investment in BG Resort, LLC related to the development and sale of condominiums at the Ritz-Carlton, Bachelor Gulch. Real estate equity income for the three months ended January 31, 2003 includes the sale of 13 condominiums through KRED and one residential condominium sale through the Ritz-Carlton, Bachelor Gulch. Profits generated by the KRED during the quarter ended January 31, 2002 included the sale of 21 condominiums at the River Run development. The Ritz-Carlton, Bachelor Gulch was not in operation during the quarter ended January 31, 2002.

Depreciation and amortization. Depreciation and amortization expense was $19.9 million, an increase of $3.8 million, or 23.8%, for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. The increase was primarily attributable to an increased fixed asset base from normal capital expenditures and the acquisitions of Heavenly, Rancho Mirage, RockResorts and the Vail Marriott. The fiscal 2002 acquisitions account for $2.9 million of the depreciation expense increase.

Interest expense. During the three months ended January 31, 2003 and 2002 the Company recorded interest expense of $12.8 million and $10.4 million, respectively, relating primarily to the Credit Facility, Industrial Development Bonds and the Notes. The $2.4 million increase is primarily attributable to an increase in the Credit Facility borrowings due to the fiscal 2002 acquisitions and a full three months of interest on the $160 million 2001 Notes issued in November 2001.

Six Months Ended January 31, 2003 versus Six Months Ended January 31, 2002 (dollars in thousands)

Mountain operating revenue. Mountain operating revenue for the six months ended January 31, 2003 and 2002 is presented by category as follows:

	Six Months Ended
	January 31,			Percentage
	2003	2002	Increase	Increase
		(As Restated)
	(unaudited)

Lift tickets	$ 90,915	$ 66,697	$ 24,218	36.3%
Ski school	23,965	17,596	6,369	36.2%
Dining	23,656	19,447	4,209	21.6%
Retail/rental	57,627	49,433	8,194	16.6%
Other	27,440	22,205	5,235	23.6%
Total mountain revenue	$ 223,603	$ 175,378	$ 48,225	27.5%

Skier visits	2,607	2,132	475	22.3%

Effective ticket price	$ 34.87	$ 31.28	$ 3.59	11.5%

Mountain revenue for the six months ended January 31, 2003 increased $48.2 million, or 27.5%, as compared to the six months ended January 31, 2002 due to the Heavenly acquisition ($29.7 million), a 22.3% increase in skier visits, a favorable shift in the skier mix and increased ticket pricing.

Mountain operating expense. Mountain operating expense for the six months ended January 31, 2003 was $189.3 million, an increase of $41.3 million, or 27.9%, compared to the six months ended January 31, 2002. This is commensurate with the increase in mountain revenue for the same period and reflects a slight increase in allocated SG&A.

Lodging revenue. Lodging revenue for the six months ended January 31, 2003 was $75.0 million, an increase of $13.9 million, or 22.8%, compared to the six months ended January 31, 2002. This increase is primarily due to the inclusion of the Vail Marriott, the Lodge at Rancho Mirage and RockResorts for the full six months ended January 31, 2003 as well as improved revenue at SRL&S due to recently completed renovations. The Company's ADR for the six months ended January 31, 2003 for its owned hotels and condominium management operations was $176.71, a decrease of $1.34 as compared to the six months ended January 31, 2002. The decrease in ADR is attributable to the Company's conscious decision to lower rates to increase occupancy and the timing of the Vail Marriott and Rancho Mirage acquisitions; the previous year's results did not include several of the properties' early-season months.

Lodging operating expense. Lodging operating expense for the six months ended January 31, 2003 was $75.9 million, an increase of $16.0 million, or 26.8%, compared to the six months ended January 31, 2002. This is due to increased management staffing and administrative costs associated with the formation of the RockResorts brand, golf membership costs at the Lodge at Rancho Mirage, certain administrative costs at SRL&S and reflects an increase in the allocated corporate SG&A as noted above.

Lodging equity investment loss. The equity investment loss for the six months ended January 31, 2003 was $3.3 million and primarily represents hotel operations at the Ritz-Carlton, Bachelor Gulch. The equity loss includes depreciation expense $0.4 million and interest expense of $0.6 million as of January 31, 2003.

Real estate revenue. Revenue from real estate operations for the six months ended January 31, 2003 was $62.0 million, an increase of $11.9 million, or 23.9%, compared to the six months ended January 31, 2002. This increase is primarily due to closings on the sales of 72 condominiums, 17 single-family lots and 9 multi-family lots for the six months ending January 31, 2003, versus closings on the sales of 36 single family lots, 40 multi-family lots and one condominium in the same period of fiscal 2002.

Real estate operating expense. Real estate operating expense for the six months ended January 31, 2003 was $49.8 million, an increase of $12.0 million, or 31.7%, compared to the six months ended January 31, 2002. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations and an allocation of corporate SG&A. The increase for the six months ended January 31, 2003 as compared to the six months ending January 31, 2002 is commensurate with the increase in real estate sales noted above and the change in the mix of real estate products sold.

Real estate equity investment income. Real estate equity investment income for the six months ended January 31, 2003 was $3.8 million and includes the sale of 19 condominiums through KRED and 21 residential condominium sales through the Ritz-Carlton, Bachelor Gulch. Profits generated by KRED during the six months ended January 31, 2002 included the sale of 72 condominiums and one single-family homesite. The Ritz-Carlton, Bachelor Gulch was not in operation during the quarter ended January 31, 2002.

Depreciation and amortization. Depreciation and amortization expense was $37.9 million, an increase of $6.4 million, or 20.5%, for the six months ended January 31, 2003 as compared to the six months ending January 31, 2002. The increase was primarily attributable to an increased fixed asset base from normal capital expenditures and the acquisitions of Heavenly, Rancho Mirage, RockResorts and the Vail Marriott. The fiscal 2002 acquisitions accounted for $5.3 million of the increase in depreciation expense for the six months ended January 31, 2003.

Interest expense. During the six months ended January 31, 2003 and 2002 the Company recorded interest expense of $24.7 million and $18.2 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the Notes. The $6.5 million increase is attributable to a full six months interest on the $160 million 2001 Notes issued in November 2001 and an increase in Credit Facility borrowings due to the fiscal 2002 acquisitions.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

Cash flows from the Company's operating activities were $126.1 million for the six months ended January 31, 2003. Operating cash flows were comprised primarily of the $8.0 million net loss for the period adjusted for non-cash depreciation and amortization expense, non-cash costs related to real estate sales and deferred club revenues.

The Company's cash flows used for investing activities were $96.3 million for the six months ended January 31, 2003 and have historically consisted of payments for acquisitions, capital expenditures and investments in real estate. During the six months ended January 31, 2003 capital expenditures were $66.4 million and investments in real estate were $28.0 million. The primary projects included in capital expenditures were (i) renovations and remodeling of the Vail Marriott, (ii) the spa at the Ritz-Carlton, Bachelor Gulch, (iii) installation of a new Peak 7 lift and replacement of Chair 4 at Breckenridge, (iv) remodeling the California main lodge at Heavenly, (v) grooming fleet replacements, (vi) Keystone snowmaking upgrades, (vii) upgrades to Keystone's River Run children's ski school facility and (vii) construction of a deck at Vail's Two Elk lodge. The primary projects included in investments in real estate were (i) continued construction of the Red Sky Ranch golf community, (ii) continued construction of the Mountain Thunder Lodge condominium project at Breckenridge, (iii) planning for the Peak 7 development at Breckenridge, (iv) development of the Vail Lionshead project and (v) planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make capital expenditures of approximately $10 million to $20 million during the remainder of fiscal 2003. The primary projects are anticipated to include (i) upgrades and improvements at Heavenly, including the installation of a high-speed chairlift, (ii) snowmaking improvements at Keystone, (iii) replacement of Chair 9 at Beaver Creek with a high-speed chairlift, (iv) grooming fleet replacements, (v) mountain uniform replacements, and (vi) installation of snowmaking at Breckenridge's Peak 7. Investments in real estate during the remainder of fiscal 2003 are expected to total approximately $8 million to $18 million. The primary projects are anticipated to include (i) planning and development for the Vail Front Door project, (ii) continued development of the Red Sky Ranch golf community, (iii) planning and development involving Beaver Creek's service facilities, and (iv) planning and development of projects in and around Breckenridge, Keystone and Jackson, Wyoming. The Company plans to fund these capital expenditures and investments in real estate with cash flow from operations and borrowings under the Credit Facility.

During the six months ended January 31, 2003, the Company used $31.1 million in its financing activities consisting primarily of $30.9 million in net long-term debt repayments.

For the six months ended January 31, 2002, cash flows provided by operating activities were $91.6 million. Capital expenditures for the six months ended January 31, 2002 were $35.5 million, investments in real estate for that period were $36.6 million and payments for acquisitions were $77.5 million. During the six months ended January 31, 2002, the Company generated $55.9 million in cash from its financing activities, consisting primarily of $63.0 million net long-term debt borrowings offset by $7.3 million paid in deferred financing costs.

The Company was in compliance with all relevant covenants in its debt instruments as of January 31, 2003. The Company expects it will meet all applicable quarterly financial tests in its debt instruments through fiscal 2004, absent compliance with FIN No. 46 discussed below.

However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company. Further, the Company's anticipated future compliance with applicable debt covenants does not contemplate the potential consolidation of additional entities upon the adoption of FIN No. 46 in fiscal 2004 (see Note 11, Variable Interest Entities, of the Notes to the Consolidated Condensed Financial Statements); consolidation of certain of the entities identified in Note 11 would likely require the Company to seek an amendment and/or require re-negotiation of the existing Credit Facility to ensure continuing compliance with the financial covenants under the Credit Facility.

The Company's existing Credit Facility is scheduled to expire on November 13, 2004, and the Company intends in the ordinary course to re-negotiate the existing facility prior to the end of calendar 2003. While the Company anticipates it would successfully complete such refinancing, the Company cannot guarantee that such refinancing will be obtained, or, if so, on terms favorable to the Company.

Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $572.8 million, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet. Operating lease obligations, which total $47.5 million, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations as of January 31, 2003 is as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Long-Term Debt	$ 572,773	$ 2,188	$ 151,609	$ 4,801	$ 414,175
Operating Leases	47,489	8,396	11,183	8,521	19,389
Other Long-Term Obligations (1)	16,800	--	--	--	--
Total Contractual Cash Obligations	$ 637,062	$ 10,584	$ 162,792	$ 13,322	$ 433,564

(1)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the various metro districts as described in Note 7, Commitments and Contingencies, of the Consolidated Condensed Financial Statements. This amount has been recorded as a liability of the Company; however, the specific time period of performance is currently unknown.

Off Balance Sheet Arrangements

In addition to the above contractual obligations, as part of its ongoing operations, the Company enters into certain arrangements that obligate the Company to make future payment only upon the occurrence of a future event that will result in the Company making a cash payment (e.g. guarantee debt of a third party should the third party be unable to perform). The following commercial obligations are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's other commercial commitments, including commitments associated with equity method investments as of January 31, 2003, is as follows:

Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Letters of Credit	$ 89,244	$ 1,439	$ 87,759	$ 46	$ --
Guarantees (2)	13,300	--	--	--	--
Total Commercial Commitments	$ 102,544	$ 1,439	$ 87,759	$ 46	$ --

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

In May 2002, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". This issue requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001. The Company adopted the provisions of EITF Issue 01-14 on August 1, 2002. Adoption of EITF Issue 01-14 did not have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not currently anticipate any exit or disposal activities within the scope of SFAS No. 146 subsequent to December 31, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN No. 45 as of January 1, 2003; initial adoption did not have a significant impact on the Company's financial position or results of operations (see Note 7, Commitments and Contingencies, of the Notes to the Consolidated Condensed Financial Statements).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", by providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company does not anticipate the adoption of SFAS No. 148 will have a significant impact on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which the Company obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which the Company holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements (see Note 11, Variable Interest Entities, of the Notes to the Consolidated Condensed Financial Statements).

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

  general business and economic conditions;
  failure to achieve the anticipated cost savings and anticipated operational efficiency, or conversely adverse consequences from the cost reductions and/or position eliminations;
  competitive factors in the ski and resort industries;
  failure to successfully integrate acquisitions;
  uncertainties and issues arising, positive or negative, related to the restatement of earnings, including the change in accounting for the revenue recognition of club membership fees or the SEC investigation of the same;
  the impact of the September 11, 2001 terrorist attacks on the travel industry and the company and/or misinterpretation of the same;
  uncertainties and impacts of the threat of war or actual war;
  continued or worsening economic slowdown or additional terrorist attacks;
  the weather;
  expenses or adverse consequences arising from current or potential litigation against the Company; and
  implications arising from the implementation of FIN No. 46 and other such new FASB/governmental legislation, rulings or interpretations.

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2003, the Company had $126.1 million of variable rate indebtedness, representing 22% of the Company's total debt outstanding, at an average interest rate during the three months ended January 31, 2003 of 4.0% (see Note 4, Long-Term Debt, of the Notes to the Consolidated Condensed Financial Statements). Based on the average floating rate borrowings outstanding during the three months ended January 31, 2003, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $156,000.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2003, the SEC informed the Company that it has issued a formal order of investigation with respect to the Company. The inquiry relates to the Company's previous accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting for these club initiation fees. The Company is fully cooperating with the SEC. The Company expects no changes will be made as a result of this SEC inquiry to the Company's historical financial statements, as contained in the Company's Form 10K-A for the year ended July 31, 2001, Form 10K for the year ended July 31, 2002 and Form 10-Q for the quarter ended October 31, 2002.

Certain subsidiaries of the Company are defendants in two related lawsuits filed in the United States District Court for the District of Wyoming. The case arises out of a carbon monoxide accident in a hotel room at the Snake River Lodge and Spa in Jackson Hole, Wyoming, resulting in the death of a doctor from North Carolina and the alleged injury to his wife. The accident occurred on August 2, 2001. The Snake River Lodge & Spa is 51% owned by a subsidiary of the Company. One lawsuit is a wrongful death action on behalf of the estate of the deceased, and the other lawsuit is a personal injury action on the part of his wife.

A First Amended Complaint was filed by the plaintiffs (the wife in the personal injury case, and the wife personally and on behalf of the estate of the deceased in the wrongful death suit) in both lawsuits in July 2002 naming as defendants JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company and Vail Resorts Development Company, all subsidiaries of the Company. Also named as defendants are a plumbing company in Jackson, Wyoming and a general contractor based in Salt Lake City.

The Complaints allege negligence and strict liability on the part of all and each of the defendants and seek damages, including exemplary and punitive damages, in amounts to be proven at trial. The trials (which may be consolidated) are set to begin in late November 2003. Discovery is underway in the matters, and scheduled to continue through spring or early summer 2003. The Company intends to defend the cases vigorously at trial. The Company anticipates that any damages arising out of the accident paid by the Company, excepting any amounts attributable to punitive damages, would be covered by insurance carried by the Company. However, the Company cannot predict the outcome of the cases, at this time.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on December 9, 2002 in New York, New York. 35,182,541 shares of Class A Common Stock and Common Stock, 94% of outstanding shares, were represented at the meeting.
a)

The following persons were elected to serve as Class 1 Directors of the Company until the next annual meeting of the shareholders. Class 1 Directors are elected by the Class A Common Stock holders. The voting results for each Class 1 Director follows:

Director	For	Withheld
John R. Hauge	7,439,542	--
Roland A. Hernandez	7,439,542	--
Robert A. Katz	7,439,542	--
William L. Mack	7,439,542	--
Marc J. Rowan	7,439,542	--

b)

The following persons were elected to serve as Class 2 Directors of the Company until the next annual meeting of the shareholders. Class 2 Directors are elected by the Common Stock holders. The voting results for each Class 2 Director follows:

Director	For	Withheld
Adam M. Aron	24,259,331	1,433,787
Frank J. Biondi	24,267,158	1,425,960
Thomas H. Lee	24,260,858	1,432,260
Joe R. Micheletto	24,453,508	1,239,610
John F. Sorte	24,459,588	1,233,530
William P. Stiritz	24,248,388	1,444,730
James S. Tisch	24,260,648	1,432,470

c)	Approval of the 2002 Long Term Incentive and Share Award Plan.

For	Against	Abstain	Broker Non-Vote
28,357,288	3,280,987	549,479	944,906

d)	Approval of PricewaterhouseCoopers LLP as independent public accountants.

For	Against	Abstain	Broker Non-Vote
33,037,847	92,002	2,811	--

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

3.2(b)	Amended and Restated By-Laws adopted on the Effective Date. (Incorporated by reference to Exhibit 3.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002)
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

4.2(b)

Purchase Agreement, dated as of November 16, 2001 among Vail Resorts, Inc., the guarantors named on Schedule I thereto, Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-76956-01) including all amendments thereto.)

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

4.6(e)

Fourth Supplemental Indenture, dated as of October 18, 2002, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York, as successor trustee to the United States Trust Company of New York. (Incorporated by reference to Exhibit 4.6(e) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

4.6(f)

Second Supplemental Indenture, dates as of October 18, 2002, to the Indenture dated November 21, 2001, among Vail Resorts Inc., the guarantors therein and the Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.6(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

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

10.13(b)

Separation Agreement dated October 31, 2002 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly. (Incorporated by reference to Exhibit 10.13(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

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

10.16	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341).
10.17	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
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

99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2003.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	March 14, 2003

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: March 14, 2003

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: March 14, 2003

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

AND THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Vail Resorts, Inc. (the "Company") that the quarterly report of the Company on Form 10-Q for the three months ended January 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and the results of operations of the Company at the end of and for the periods covered by such Report.

Date: March 14, 2003

/s/ ADAM M. ARON
Adam M. Aron
Chairman of the Board and
Chief Executive Officer

Date: March 14, 2003

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not a part of the Form 10-Q to which it refers, and is, to the extent permitted by law, provided by each of the above signatories to the extent of his respective knowledge.