Form 10-Q
period 2003-04-30
VAIL RESORTS INC
filed 2003-06-13
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: September 30, 2005
Estimated average burden hours per response: 117.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	April 30, 2003

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

As of June 9, 2003, 7,439,834 shares of Class A Common Stock and 27,748,792 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2003, July 31, 2002 and April 30, 2002		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2003 and 2002		F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2003 and 2002		F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2003 and 2002		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2003	2002	2002
			(as restated)
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 20,374	$ 25,965	$ 53,515
Receivables, net	31,710	31,837	33,172
Inventories, net	30,497	32,326	26,326
Other current assets	18,998	19,288	22,852
Total current assets	101,579	109,416	135,865
Property, plant and equipment, net	932,936	913,806	786,681
Real estate held for sale and investment	136,821	161,778	184,704
Goodwill, net	141,320	139,600	132,399
Other intangibles, net	80,823	77,986	69,600
Other assets	37,657	45,124	47,562
Total assets	$ 1,431,136	$ 1,447,710	$ 1,356,811

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 150,915	$ 140,230	$ 130,869
Income taxes payable	209	7,934	--
Long-term debt due within one year (Note 4)	27,074	4,754	4,259
Total current liabilities	178,198	152,918	135,128
Long-term debt (Note 4)	493,215	598,032	450,661
Other long-term liabilities	94,769	90,584	86,119
Deferred income taxes	102,638	73,434	117,180
Commitments and contingencies (Note 7)	--	--	--
Minority interest in net assets of consolidated joint ventures	26,198	23,905	26,795
Put option - RockResorts (Note 13)	198	1,569	--
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,748,792, 27,714,220, and 27,709,795 shares issued and outstanding as of April 30, 2003, July 31, 2002, and April 30, 2002, respectively	278	277	277
Additional paid-in capital	416,060	415,688	414,256
Deferred compensation	(553)	(1,348)	(1,317)
Retained earnings	120,061	92,577	127,638
Total stockholders' equity	535,920	507,268	540,928
Total liabilities and stockholders' equity	$ 1,431,136	$ 1,447,710	$ 1,356,811

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2003	2002
		(as restated)
Net revenue:
Mountain	$ 211,710	$ 193,243
Lodging	45,519	49,096
Real estate	11,888	4,322
Total net revenue	269,117	246,661
Operating expense:
Mountain	118,450	101,520
Lodging	33,521	34,979
Real estate	11,567	5,488
Depreciation and amortization	20,785	16,566
Total operating expense	184,323	158,553
Income from operations	84,794	88,108
Other income (expense):
Mountain equity investment income	31	300
Lodging equity investment loss	(373)	--
Real estate equity investment income	881	204
Interest income	474	301
Interest expense	(12,867)	(9,644)
Gain (loss) on disposal of fixed assets	(270)	35
Other expense	(1)	(19)
Minority interest in income of consolidated joint ventures	(2,577)	(3,423)
Income before income taxes	70,092	75,862
Provision for income taxes	(34,600)	(28,829)
Net income	$ 35,492	$ 47,033

Per share amounts (basic) (Note 3):
Net income	$ 1.01	$ 1.34

Per share amounts (diluted) (Note 3):
Net income	$ 1.01	$ 1.34

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2003	2002
		(as restated)
Net revenue:
Mountain	$ 435,313	$ 368,620
Lodging	120,558	110,220
Real estate	73,866	54,354
Total net revenue	629,737	533,194
Operating expense:
Mountain	307,737	249,520
Lodging	109,456	94,875
Real estate	61,371	43,319
Depreciation and amortization	58,656	47,995
Total operating expense	537,220	435,709
Income from operations	92,517	97,485
Other income (expense):
Mountain equity investment income	1,254	1,508
Lodging equity investment loss	(3,705)	--
Real estate equity investment income	4,721	2,673
Interest income	879	1,256
Interest expense	(37,613)	(27,870)
Gain on put option (Note 13)	1,371	--
Loss on disposal of fixed assets	(289)	(92)
Other income (expense)	20	(68)
Minority interest in income of consolidated joint ventures	(2,615)	(3,380)
Income before income taxes	56,540	71,512
Provision for income taxes	(29,056)	(27,175)
Income before cumulative effect of change in accounting principle	27,484	44,337
Cumulative effect of change in accounting principle, net of income taxes	--	(1,708)
Net income	$ 27,484	$ 42,629

Per share amounts (basic) (Note 3):
Income before cumulative effect of change in accounting principle	$ 0.78	$ 1.26
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)
Net income	$ 0.78	$ 1.21

Per share amounts (diluted) (Note 3):
Income before cumulative effect of change in accounting principle	$ 0.78	$ 1.26
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)
Net income	$ 0.78	$ 1.21

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2003	2002
Net cash provided by operating activities:	$ 185,819	$ 162,815
Cash flows from investing activities:
Capital expenditures	(76,230)	(50,931)
Investments in real estate	(35,455)	(48,661)
Cash paid in acquisitions	--	(74,629)
Other investing activities	5,209	2,373
Net cash used in investing activities	(106,476)	(171,848)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	216,050	581,801
Payments on long-term debt	(300,139)	(539,682)
Other financing activities	(845)	(7,565)
Net cash provided by (used in) financing activities	(84,934)	34,554
Net decrease in cash and cash equivalents	(5,591)	25,521
Cash and cash equivalents:
Beginning of period	25,965	27,994
End of period	$ 20,374	$ 53,515

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

2. Summary of Significant Accounting Policies

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Condensed Financial Statements for the three and nine months ended April 30, 2002 to conform to the present period presentation.

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

Estimated Life
in Years

Land improvements	20
Buildings and terminals	30
Ski lifts	15
Machinery, equipment, furniture and fixtures	1-12
Automobiles and trucks	3-5

Ski trails are depreciated over the remaining life of the respective United States Forest Service permits.

In November 2002, after a review of the useful lives of the Company's assets, management changed the depreciable lives of buildings and terminals to 30 years from 40 years. The Company believes 30 years to be a more appropriate estimate. The change increased quarterly depreciation expense by approximately $450,000 per quarter.

Stock Compensation Plans--At April 30, 2003, the Company had four stock-based compensation plans. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's four stock-based compensation plans been determined consistent with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002

Net income, as reported	$ 35,492	$ 47,033	$ 27,484	$ 42,629
Deduct: Total stock-based employee compensation expense, net of related tax effects	510	825	1,607	2,481
Pro forma net income	$ 34,982	$ 46,208	$ 25,877	$ 40,148

Basic net income per common share
As reported	$ 1.01	$ 1.34	$ 0.78	$ 1.21
Pro forma	0.99	1.31	0.74	1.14

Diluted net income per common share
As reported	$ 1.01	$ 1.34	$ 0.78	$ 1.21
Pro forma	0.99	1.31	0.74	1.14

New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted the provisions of SFAS No. 143 on August 1, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143. Adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Initial adoption of SFAS No. 146 did not have an impact on the Company's financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", by providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; interim disclosure provisions are effective for interim periods beginning after December 15, 2002. Initial adoption of SFAS No. 148 did not have a significant impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after April 30, 2003 and to VIEs in which the Company obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which the Company holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the impact the implementation of this interpretation will have on its financial statements (see Note 11, Variable Interest Entities, of the Notes to the Consolidated Condensed Financial Statements).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity; and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities (or in some circumstances assets). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company is evaluating the impact SFAS No. 150 will have on its financial position or results of operations, if any.

3. Net Income Per Common Share

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

	For the three months ended April 30,
	2003		2002
			(as restated)
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted
Net income per common share:
Net income	$ 35,492	$ 35,492	$ 47,033	$ 47,033

Weighted-average shares outstanding	35,188	35,188	35,145	35,145
Effect of dilutive securities	--	5	--	43
Total shares	35,188	35,193	35,145	35,188

Net income per common share	$ 1.01	$ 1.01	$ 1.34	$ 1.34

The number of shares issuable upon the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.4 million and 2.1 million for the three months ended April 30, 2003 and 2002, respectively. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective periods.

	For the nine months ended April 30,
	2003		2002
			(as restated)
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted
Net income per common share:
Income before cumulative effect of change in accounting principle	$ 27,484	$ 27,484	$ 44,337	$ 44,337
Cumulative effect of change in accounting principle, net of income taxes	--	--	(1,708)	(1,708)
Net income	$ 27,484	$ 27,484	$ 42,629	$ 42,629

Weighted-average shares outstanding	35,180	35,180	35,138	35,138
Effect of dilutive securities	--	26	--	42
Total shares	35,180	35,206	35,138	35,180

Income before cumulative effect of change in accounting principle per common share	$ 0.78	$ 0.78	$ 1.26	$ 1.26
Cumulative effect of change in accounting principle, net of income taxes, per common share	--	--	(0.05)	(0.05)
Net income per common share	$ 0.78	$ 0.78	$ 1.21	$ 1.21

The number of shares issuable upon the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.2 million and 2.1 million for the nine months ended April 30, 2003 and 2002, respectively. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective periods.

4. Long-Term Debt

Long-term debt as of April 30, 2003, July 31, 2002 and April 30, 2002 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (f)	2003	2002	2002

Industrial Development Bonds (a)	2007-2020	$ 61,700	$ 63,200	$ 63,200
Credit Facilities (b)	2004-2005	73,550	154,900	10,350
Senior Subordinated Notes (c)	2009	360,000	360,000	360,000
Discount on Senior Subordinated Notes (c)		(6,337)	(6,892)	(7,069)
Olympus Note (d)	2004	25,000	25,000	25,000
Discount on Olympus Note (d)		(1,136)	(2,521)	(2,965)
Other (e)	2003-2029	7,512	9,099	6,404
		520,289	602,786	454,920
Less: Current Maturities		27,074	4,754	4,259
		$ 493,215	$ 598,032	$ 450,661

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

(b)

The Company's credit facilities include a revolving credit facility ("Credit Facility") that provides for debt financing up to an aggregate principal amount of $421.0 million. The Company's subsidiary, The Vail Corporation, is the borrower under the Credit Facility. The Vail Corporation's obligations under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation and substantially all of its subsidiaries. The proceeds of the loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Credit Facility, as amended, bear interest annually at the Company's option at the rate of (i) LIBOR (1.32% at April 30, 2003) plus a margin or (ii) the agent's prime lending rate (4.25% at April 30, 2003) plus a margin. The Company also pays a quarterly unused commitment fee. The interest margins fluctuate based upon the ratio of the Company's Funded Debt to the Company's Adjusted EBITDA (as defined in the underlying Credit Facility). The Credit Facility matures on November 13, 2004. There was $66 million outstanding under the Credit Facility as of April 30, 2003. The Company's Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as each ratio is defined in the underlying Credit Facility). The Company was in compliance with all relevant covenants in its debt instruments as of April 30, 2003. The Company expects it will meet all applicable quarterly financial tests in its debt instruments in fiscal 2003. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company. In June 2003, the Company entered into a new four-year $325 million revolving credit facility and a five and a half year $100 million term loan, replacing the existing Credit Facility. The Company's New Credit Facility is substantially similar to the Company's existing Credit Facility. See Note 15, Subsequent Events, for more information.

SSI Venture LLC ("SSV"), a fully consolidated retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") that provides debt financing up to an aggregate principal amount of $25 million. The SSV Facility consists of (i) a $15 million Tranche A revolving credit facility and (ii) a $10 million Tranche B term loan facility. The SSV Facility matures on the earlier of December 31, 2003 or the termination date of the Credit Facility discussed above. The Vail Corporation guarantees the SSV Facility. The principal amount outstanding on the Tranche A revolving loan was $1.8 million as of April 30, 2003. The principal amount outstanding on the Tranche B term loan was $5.75 million at April 30, 2003. Future minimum payments under the Tranche B term loan facility are $0.25 million and $5.5 million during fiscal years 2003 and 2004, respectively. The SSV Facility bears interest annually at the rates prescribed above for the Credit Facility. SSV also pays a quarterly unused commitment fee at the same rates as the unused commitment fee for the Credit Facility. In May 2003, SSV entered into a new credit facility; see Note 15, Subsequent Events, for more information.

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

(d)

In connection with the Company's acquisition of Rancho Mirage in November 2001, the Company entered into a note payable to Olympus Real Estate Partners (the "Olympus Note"). The Olympus Note has a principal amount of $25 million and matures November 15, 2003. The terms of the Olympus Note do not provide for interest; therefore, the Company has imputed an interest rate of 8% per annum, which has been recorded as a discount on the Olympus Note and is being amortized as interest expense over the life of the Olympus Note. The Company intends to refinance the Olympus Note under the new credit facility in the first quarter of fiscal 2004 (see Note 15, Subsequent Events).

(e)	Other obligations bear interest at rates ranging from 5.45% to 18.3% and have maturities ranging from fiscal 2003 to 2029.

(f)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of April 30, 2003 are as follows (in thousands):

Due during the twelve months ending July 31:

2003	$ 1,273
2004	32,514
2005	67,388
2006	543
2007	4,208
Thereafter	414,363
Total debt	$ 520,289

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5. Supplementary Balance Sheet Information

The composition of accounts payable and accrued expenses follows (in thousands):

	April 30,	July 31,	April 30,
	2003	2002	2002
			(as restated)
	(unaudited)		(unaudited)

Trade payables	$ 54,205	$ 55,586	$ 53,122
Deferred revenue	16,760	15,158	7,245
Deposits	11,545	15,720	14,515
Accrued salaries, wages and deferred compensation	19,054	16,439	10,725
Accrued benefits	18,314	11,169	16,686
Accrued interest	16,497	8,159	16,093
Property taxes	5,813	6,666	3,154
Liability to complete real estate sold, short term	1,533	3,507	4,907
Other accruals	7,194	7,826	4,422
Total accounts payable and accrued expenses	$ 150,915	$ 140,230	$ 130,869

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

Effective October 31, 2002, Mr. Daly ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2003 in relation to Mr. Daly's severance agreement.

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

In February 2003, Marc J. Rowan, a director of the Company and a founding principal of Apollo Advisors, and Michael Gross (also a founding principal of Apollo Advisors), each purchased a homesite at Bachelor Gulch Village. The purchases occurred pursuant to the September 1999 contracts between the Company and the purchasers, as previously disclosed in the Company's annual proxy statements since 1999. The purchase price for each site was $378,000 , which the Company believes to be the approximate fair market value of the sites at the time of the original contracts, less a credit of $132,300 for the actual cost of certain infrastructure costs, such as architectural plans, necessary to develop the sites. The Company determined the sales price at the time of the contracts based on a formula used by the Company's real estate subsidiary for establishing the base land price of a cluster home development parcel under contract at the time to a third party developer, and the assumed square footage of the residence expected to be built on the sites as indicated by Messrs. Rowan and Gross. Also, as previously stated in the Company's proxy statements, the contracts were amended to extend the original closing dates on each property from January 2001 to January 2003. At the time of the purchases by Messrs. Rowan and Gross in February 2003, the Company believes that the fair market value of each site was approximately $1.6-$1.7 million, based generally on the Company's familiarity with appreciated values of Bachelor Gulch real estate.

7. Commitments and Contingencies

Smith Creek Metropolitan District ("SCMD") and Bachelor Gulch Metropolitan District ("BGMD") were organized in November 1994 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Bachelor Gulch Village development. SCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of BGMD. BGMD collects property tax payments from the property owners within the Bachelor Gulch Village development and a capital improvement fee from the Company. A portion of those revenues is remitted to SCMD. SCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of the SCMD. In two planned unit developments, Eagle County has granted zoning approval for 1,395 dwelling units within Bachelor Gulch Village, including various single-family homesites, cluster homes and townhomes, and lodging units. As of April 30, 2003, the Company has sold 110 single-family homesites and 22 parcels to developers for the construction of various types of dwelling units. Currently, SCMD has outstanding $27.9 million of variable rate revenue bonds maturing on October 1, 2035, which have been enhanced with a $29.6 million letter of credit issued against the Company's Credit Facility. The letter of credit was issued by the Company to facilitate the issuance of the variable rate revenue bonds. This letter of credit expires October 31, 2004. It is anticipated that as the Bachelor Gulch community expands, BGMD will become self supporting and that within 25 to 30 years will issue general obligation bonds, the proceeds of which will be used to retire the SCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the SCMD revenue bonds. The Company has estimated the present value of this aggregate subsidy to be $15.1 million and $14.8 million at April 30, 2003 and July 31, 2002, respectively, and has recorded the entire amount as a liability, primarily within other long-term liabilities, in the accompanying financial statements. The total subsidy incurred as of April 30, 2003 and 2002 was $10.9 million and $9.8 million, respectively.

Holland Creek Metropolitan District ("HCMD") and Red Sky Ranch Metropolitan District ("RSRMD") were organized in December 2000 to cooperate in the financing, construction and operation of basic public infrastructure serving the Company's Red Sky Ranch development. HCMD was organized primarily to own, operate and maintain water, street, traffic and safety, transportation, fire protection, parks and recreation, television relay and translation, sanitation and certain other facilities and equipment of RSRMD. RSRMD collects property tax payments from the property owners within the Red Sky Ranch development and a capital improvement fee from the Company. A portion of those revenues is remitted to HCMD. HCMD is comprised of approximately 150 acres of open space land owned by the Company and members of the Board of Directors of HCMD. In two planned unit developments, Eagle County has granted zoning approval for 87 dwelling units, two golf courses, and related facilities for the property within the districts. Seven of the dwelling units are owned by a third party developer. The Company's current plans call for approximately 53 home sites to be sold over the next two years, and all 80 units to be constructed over the next eleven years. As of April 30, 2003, the Company has sold 42 of the 53 home sites. Currently, HCMD has outstanding $12 million of variable rate revenue bonds maturing on June 1, 2041, which have been enhanced with a $12.1 million letter of credit issued against the Company's Credit Facility. The letter of credit was issued by the Company to facilitate the issuance of the variable rate revenue bonds. This letter of credit expires October 31, 2004. It is anticipated that, as Red Sky Ranch expands, RSRMD will become self supporting and that within 5 to 15 years it will issue general obligation bonds, the proceeds of which will be used to retire the HCMD revenue bonds. Until that time, the Company has agreed to subsidize the interest payments on the HCMD revenue bonds. The Company has estimated the present value of the aggregate subsidy to be $1.9 million at April 30, 2003 and July 31, 2002 and has recorded that amount as a liability, primarily within other long-term liabilities, in the accompanying financial statements. The total subsidy incurred as of April 30, 2003 and 2002 was $639,000 and $199,000, respectively.

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. The Company accounts for each of these investments under the equity method. Each entity has issued interest-only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The letters of credit were issued by the Company to facilitate the housing entities' ability to obtain external financing. Those letters of credit expire October 31, 2004. The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds, of which $7.4 million expire May 1, 2004 and $5.9 million expire June 1, 2005. The proceeds of the Housing Bonds were used to construct the housing facilities. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to rent a certain percentage of the units in the housing facilities to provide seasonal housing for its employees. In aggregate, the Company paid rents of $5.2 million and $4.8 million to the four entities for the nine months ended April 30, 2003 and 2002, respectively.

At April 30, 2003 the Company had various other letters of credit outstanding in the aggregate amount of $10.6 million.

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

As noted above, the Company makes certain indemnifications to licensees in connection with the licensees' use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications related to licensing the Company's trademarks and logos.

Certain subsidiaries of the Company are defendants in two related lawsuits filed in the United States District Court for the District of Wyoming. The case arises out of a carbon monoxide accident in a hotel room at the Snake River Lodge and Spa in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and the alleged injury to his wife. The accident occurred on August 2, 2001. The Snake River Lodge & Spa is 51% owned by a subsidiary of the Company. One lawsuit is a wrongful death action on behalf of the estate of the deceased, and the other lawsuit is a personal injury action on the part of his wife.

A First Amended Complaint was filed by the plaintiffs (the wife in the personal injury case, and the wife personally and on behalf of the estate of the deceased in the wrongful death suit) in both lawsuits in July 2002 naming as defendants JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company and Vail Resorts Development Company, all subsidiaries of the Company. In May 2003, the plaintiffs dismissed the non-Company related defendants that previously had been named as defendants, a plumbing company in Jackson, Wyoming and a general contractor based in Salt Lake City.

The Complaints allege negligence and strict liability on the part of all and each of the defendants and seek damages, including exemplary and punitive damages, in amounts to be proven at trial. The Company's subsidiary defendants filed a motion in June 2003 seeking partial summary judgment to dismiss the plaintiffs' claim for punitive damages. The trials (which may be consolidated) are set to begin in late November 2003. Discovery is underway in the matters, and is scheduled to continue through mid summer 2003. The Company intends to defend the cases vigorously at trial. The Company anticipates that any damages arising out of the accident paid by the Company, excepting any amounts attributable to punitive damages, would be covered by insurance carried by the Company. However, the Company cannot predict the outcome of the cases at this time or consequently whether the outcome may be material to the Company's financial position, results of operations or cash flows of the Company.

The Company is a party to various other lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and accrued loss contingencies for all such matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

In February 2003, the SEC informed the Company that it has issued a formal order of investigation with respect to the Company. The inquiry relates to the Company's previous accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting for these club initiation fees (see Note 8, Restatements, of the Notes to the Consolidated Condensed Financial Statements). The Company is fully cooperating with the SEC and expects no changes will be made as a result of this SEC inquiry to the Company's historical financial statements.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. For the nine months ended April 30, 2003 and 2002, the Company recorded lease expense related to these agreements of $14.4 million and $13.3 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of April 30, 2003 are as follows (in thousands):

Due during fiscal years ending July 31:
2003	$ 2,099
2004	6,050
2005	5,133
2006	4,781
2007	3,740
Thereafter	19,389
Total	$ 41,192

8. Restatements

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

For a comparison of the originally reported quarterly statement of operations data for the three and nine months ended April 30, 2002 and the restated quarterly statement of operations data for the same period, refer to the Company's Form 10-K for the year ended July 31, 2002. The restatement created no adjustments to the Consolidated Condensed Statement of Cash Flows for the nine months ended April 30, 2002 included in this Form 10-Q. The following table presents a comparison of the quarterly statement of financial position data as reported in the April 30, 2002 Form 10-Q to the Company's current presentation:

Balance Sheet:	As of April 30, 2002
	Previously	As	Percent
	Reported	Restated	Change
Other current assets	$ 8,062	$ 22,852	183.5%
Property, plant, and equipment, net	778,406	786,681	1.1%
Goodwill, net	135,154	132,399	(2.0%)
Other assets	53,320	47,562	(10.8%)
Total assets	1,352,404	1,356,811	0.3%
Accounts payable and accrued expenses	131,079	130,869	(0.2%)
Total current liabilities	135,338	135,128	(0.2%)
Other long term liabilities	71,515	86,119	20.4%
Deferred income taxes	117,710	117,180	(0.5%)
Additional paid-in-capital	411,630	414,256	0.6%
Deferred compensation	--	(1,317)	(100.0%)
Retained earnings	138,404	127,638	(7.8%)
Total stockholders' equity	550,385	540,928	(1.7%)
Total liabilities and stockholders' equity	$ 1,352,404	$ 1,356,811	0.3%

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

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of April 30, 2003, July 31, 2002, and April 30, 2002. Statement of operations and statement of cash flows data are presented for the nine months ended April 30, 2003 and 2002.

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
Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	18,281	95	-	42	1,956	-	20,374
Receivables, net	-	28,296	516	243	69	2,586	-	31,710
Inventories, net	-	8,707	74	-	124	21,592	-	30,497
Other current assets	10,434	7,069	108	256	4	1,127	-	18,998
Total current assets	10,434	62,353	793	499	239	27,261	-	101,579
Property, plant and equipment, net	-	885,445	29,208	385	736	17,162	-	932,936
Real estate held for sale	-	122,065	-	900	-	13,856	-	136,821
Deferred charges and other assets	8,431	28,310	9	-	-	907	-	37,657
Goodwill, net	-	121,238	1,960	1,655	-	16,467	-	141,320
Other intangibles, net	-	68,456	-	9,841	-	2,526	-	80,823
Investments in subsidiaries and advances to (from) parent	888,710	(6,217)	(17,630)	(745)	(234)	(16,449)	(847,435)	-
Total assets	907,575	1,281,650	14,340	12,535	741	61,730	(847,435)	1,431,136

Current liabilities:
Accounts payable and accrued expenses	17,363	117,321	1,496	1,438	165	13,132	-	150,915
Income taxes payable	-	209	-	-	-	-	-	209
Long-term debt due within one year	-	25,074	1,000	-	-	1,000	-	27,074
Total current liabilities	17,363	142,604	2,496	1,438	165	14,132	-	178,198
Long-term debt	353,663	133,002	-	-	-	6,550	-	493,215
Other long-term liabilities	629	94,025	-	115	-	-	-	94,769
Deferred income taxes	-	100,995	-	-	-	1,643	-	102,638
Put option - RockResorts	-	198	-	-	-	-	-	198
Minority interest in net assets of consolidated joint ventures	-	-	5,803	-	100	20,295	-	26,198
Total stockholders' equity	535,920	810,827	6,041	10,981	476	19,110	(847,435)	535,920
Total liabilities and stockholders' equity	907,575	1,281,650	14,340	12,535	741	61,730	(847,435)	1,431,136

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	23,110	124	-	51	2,680	-	25,965
Receivables	1,138	26,457	881	602	117	2,642	-	31,837
Inventories, net	-	11,194	89	-	129	20,914	-	32,326
Other current assets	-	18,089	137	-	7	1,055	-	19,288
Total current assets	1,138	78,850	1,231	602	304	27,291	-	109,416
Property, plant and equipment, net	-	867,117	30,203	-	852	15,634	-	913,806
Real estate held for sale and investment	-	124,301	-	900	-	36,577	-	161,778
Goodwill, net	-	119,348	2,077	1,660	-	16,515	-	139,600
Other intangibles, net	-	65,504	-	8,957	-	3,525	-	77,986
Deferred charges and other assets	9,450	35,119	-	34	-	521	-	45,124
Investments in subsidiaries and advances to (from) parent	865,717	(190,397)	(15,706)	-	-	(37,366)	(622,248)	-
Total assets	876,305	1,099,842	17,805	12,153	1,156	62,697	(622,248)	1,447,710

Current liabilities:
Accounts payable and accrued expenses	7,728	112,265	1,535	1,852	178	16,672	-	140,230
Income taxes payable	7,934	-	-	-	-	-	-	7,934
Long-term debt due within one year	-	2,854	900	-	-	1,000	-	4,754
Total current liabilities	15,662	115,119	2,435	1,852	178	17,672	-	152,918
Long-term debt	353,108	231,898	-	-	126	12,900	-	598,032
Other long-term liabilities	267	90,317	-	-	-	-	-	90,584
Deferred income taxes	-	71,791	-	-	-	1,643	-	73,434
Minority interest in net assets of consolidated joint ventures	-	(115)	7,531	3,231	100	13,158	-	23,905
Put option - RockResorts	-	1,569	-	-	-	-		1,569
Total stockholders' equity	507,268	589,263	7,839	7,070	752	17,324	(622,248)	507,268
Total liabilities and stockholders' equity	876,305	1,099,842	17,805	12,153	1,156	62,697	(622,248)	1,447,710

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	50,518	270	10	18	2,699	-	53,515
Receivables, net	-	30,075	407	-	31	2,659	-	33,172
Inventories, net	-	7,224	68	-	102	18,932	-	26,326
Other current assets	2,077	19,752	99	-	4	920	-	22,852
Total current assets	2,077	107,569	844	10	155	25,210	-	135,865
Property, plant and equipment, net	-	740,376	29,414	-	870	16,021	-	786,681
Real estate held for sale	-	151,631	-	900	-	32,173	-	184,704
Deferred charges and other assets	9,787	37,025	-	-	-	750	-	47,562
Goodwill, net	-	113,047	2,111	535	-	16,706	-	132,399
Other intangibles, net	-	55,973	-	10,325	-	3,302	-	69,600
Investments in subsidiaries and advances to (from) parent	897,458	(45,508)	(14,509)	4	(4)	(32,382)	(805,059)	-
Total assets	909,322	1,160,113	17,860	11,774	1,021	61,780	(805,059)	1,356,811

Current liabilities:
Accounts payable and accrued expenses	14,934	99,929	1,250	930	128	13,698	-	130,869
Income taxes payable	-	-	-	-	-	-	-	-
Long-term debt due within one year	-	2,359	900	-	-	1,000	-	4,259
Total current liabilities	14,934	102,288	2,150	930	128	14,698	-	135,128
Long-term debt	352,931	88,380	-	-	-	9,350	-	450,661
Other long-term liabilities	527	85,592	-	-	-	-	-	86,119
Deferred income taxes	-	115,537	-	-	-	1,643	-	117,180
Put option - RockResorts	-	-	-	-	-	-	-	-
Minority interest in net assets of consolidated joint ventures	-	-	7,698	3,231	100	15,766	-	26,795
Total stockholders' equity	540,930	768,316	8,012	7,613	793	20,323	(805,059)	540,928
Total liabilities and stockholders' equity	909,322	1,160,113	17,860	11,774	1,021	61,780	(805,059)	1,356,811

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2003
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	-	437,433	5,651	3,699	2,305	154,975	25,674	629,737
Total operating expense	11,121	357,526	8,470	4,572	2,584	127,273	25,674	537,220
Income (loss) from operations	(11,121)	79,907	(2,819)	(873)	(279)	27,702	-	92,517
Other income (expense)	(25,178)	(10,582)	(707)	-	(18)	(518)	-	(37,003)
Equity investment income	-	2,270	-	-	-	-	-	2,270
Gain (loss) on investments	-	1,371	-	-	-	-	-	1,371
Minority interest in net income of consolidated joint ventures	-	-	1,728	-	-	(4,343)	-	(2,615)
Income (loss) before income taxes	(36,299)	72,966	(1,798)	(873)	(297)	22,841	-	56,540
Benefit (provision) for income taxes	18,654	(54,433)	(924)	-	-	7,647	-	(29,056)
Net income (loss) before equity in
income of consolidated subsidiaries	(17,645)	18,533	(2,722)	(873)	(297)	30,488	-	27,484
Equity in income of consolidated
subsidiaries	45,129	26,596	-	-	-	-	(71,725)	-
Net income (loss)	27,484	45,129	(2,722)	(873)	(297)	30,488	(71,725)	27,484

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2002
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	-	369,458	2,751	769	2,342	142,310	15,564	533,194
Total operating expense	(6,427)	306,034	4,513	1,184	2,423	112,418	15,564	435,709
Income (loss) from operations	6,427	63,424	(1,762)	(415)	(80)	29,892	-	97,485
Other income (expense)	(20,384)	(5,613)	(173)	-	(14)	(590)	-	(26,774)
Equity investment income	-	4,181	-	-	-	-	-	4,181
Minority interest in net income of consolidated joint ventures	-	38	948	-	-	(4,366)	-	(3,380)
Income (loss) before income taxes	(13,957)	62,029	(987)	(415)	(94)	24,936	-	71,512
Benefit (provision) for income taxes	5,304	(40,012)	-	-	-	7,533	-	(27,175)
Net income (loss) before equity in
income of consolidated subsidiaries	(8,654)	22,018	(987)	(415)	(94)	32,469	-	44,337
Cumulative effect of change in accounting principle, net of income taxes	-	(1,708)	-	-	-	-	-	(1,708)
Equity in income of consolidated
subsidiaries	51,283	30,973	-	-	-	-	(82,256)	-
Net income (loss)	42,629	51,283	(987)	(415)	(94)	32,469	(82,256)	42,629

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Net cash flows from operating activities	40,081	116,995	(1,265)	-	(102)	30,109	-	185,819

Cash flows from investing activities:
Capital expenditures	-	(69,107)	(689)	-	(20)	(6,414)	-	(76,230)
Investments in real estate	-	(58,176)	-	-	-	22,721	-	(35,455)
Other investing activities	-	(1,926)	-	-	-	7,135	-	5,209
Net cash provided by (used in) investing activities	-	(129,209)	(689)	-	(20)	23,442	-	(106,476)

Cash flows from financing activities:

Proceeds from borrowings under long-term debt	-	222,400	-	-	-	(6,350)	-	216,050
Payments on long-term debt	-	(300,139)	-	-	-	-	-	(300,139)
Advances to (from) affiliates	(40,258)	60,748	1,925		113	(22,528)		-
Other financing activities	177	(671)	-	-	-	(351)	-	(845)
Net cash provided by (used in) financing activities	(40,081)	(17,662)	1,925	-	113	(29,229)	-	(84,934)

Net increase (decrease) in cash and cash equivalents	-	(29,876)	(29)	-	(9)	24,323	-	(5,591)

Cash and cash equivalents:
Beginning of period	-	23,111	124	-	51	2,679	-	25,965
End of period	-	(6,765)	95	-	42	27,003	-	20,374

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Net cash flows from operating activities	59,239	72,381	(275)	-	111	31,359	-	162,815

Cash flows from investing activities:
Capital expenditures	-	(36,919)	(7,853)	-	(51)	(6,108)	-	(50,931)
Investments in real estate	-	(30,488)	-	-	-	(18,173)	-	(48,661)
Cash paid in acquisitions	-	(74,629)	-	-	-	-	-	(74,629)
Other investing activities	-	25,361	-	-	-	(22,988)	-	2,373
Net cash used in investing activities	-	(116,675)	(7,853)	-	(51)	(47,269)	-	(171,848)

Cash flows from financing activities:

Proceeds from borrowings under long-term debt	152,646	429,155	-	-	-	-	-	581,801
Payments on long-term debt	-	(533,832)	-	-	-	(5,850)	-	(539,682)
Advances to (from) affiliates	(207,368)	178,266	7,831	-	(90)	21,361	-	-
Other financing activities	(4,517)	(3,048)	-	-	-	-	-	(7,565)
Net cash provided by (used in) financing activities	(59,239)	70,541	7,831	-	(90)	15,511	-	34,554

Net increase (decrease) in cash and cash equivalents	-	26,247	(298)	-	(30)	(399)	-	25,521

Cash and cash equivalents:
Beginning of period	-	24,280	568	-	48	3,098	-	27,994
End of period	-	50,527	270	-	18	2,699	-	53,515

10. Investments in Affiliates

The Company held the following investments in equity-method affiliates as of April 30, 2003:

Equity Method Investees	Ownership Interest
Keystone/Intrawest, LLC ("KRED")	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Breckenridge Terrace, LLC	50%
Avon Partners II, LLC	50%
Tenderfoot Seasonal Housing, LLC	50%
Bachelor Gulch Resort, LLC	49%
Eagle Park Reservoir Company	46%
FFT Investment Partners	45%
The Tarnes at BC, LLC	31%
BC Housing, LLC	26%
Eclipse Television & Sports Marketing, LLC	25%

Condensed financial data for KRED is presented below for the three and nine months ended March 31, 2003 and 2002.

KRED
(in thousands)
(unaudited)
Financial data for the three months ended March 31, 2003:
Net revenue	$ 13,933
Operating income	(192)
Net income	77

Financial data for the three months ended March 31, 2002:
Net revenue	$ 20,912
Operating income	(10,013)
Net income	(10,169)

Financial data for the nine months ended March 31, 2003:
Net revenue	$ 16,193
Operating income	(155)
Net income	(417)

Financial data for the nine months ended March 31, 2002:
Net revenue	$ 44,506
Operating income	(5,817)
Net income	(6,075)

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

Two entities are the metropolitan districts discussed in Note 7, Commitments and Contingencies. These entities have total assets of $115.7 and total liabilities of $43.2 million as of January 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the metropolitan districts is limited to $41.7 million of letters of credit, which expire October 2004, issued against the Company's Credit Facility backing $39.9 million of variable rate revenue bonds issued by the districts and the Company's subsidization of the interest payments required related to the debt.

Four entities are the employee housing joint ventures discussed in Note 7. These entities had total assets of $50.3 million as of March 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the employee housing joint ventures is limited to the Company's initial equity investments of $2,000, the Company's ratable share of income/loss and $38.8 million of letters of credit, which expire October 2004, issued against the Company's Credit Facility backing $37.8 million of Tranche A interest-only taxable bonds. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds, of which $7.4 million expire May 1, 2004 and $5.9 million expire June 1, 2005.

One entity is a joint venture that owns commercial space. The Company currently leases substantially all of that space for its corporate headquarters. The entity has total assets of $4.7 million and no debt as of March 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $2.5 million and the Company's ratable share of income/loss.

One entity is KRED, which is engaged in real estate development and commercial leasing in and around Keystone. The entity had total assets of $90.2 million and total debt of $26.5 million as of March 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $22.6 million in land and $1.7 million in cash, the Company's ratable share of income/loss and $1.3 million in short term loans.

One entity is a joint venture involved in the construction and participation in a reservoir to provide for the Company's snowmaking needs. The entity had total assets of $29.9 million and total debt of $7.0 million as of March 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $3.4 million and the Company's ratable share of income/loss. The Company is joint and severally liable for 38.9% of the entity's debt, which is recorded in the Company's Consolidated Financial Statements.

One entity is a joint venture involved in the construction and operations of the Ritz-Carlton, Bachelor Gulch. The entity had total assets of approximately $100 million and total liabilities of approximately $75 million as of March 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $6.6 million, the Company's ratable share of income/loss and $4.5 million in long term loans.

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

13. Gain on Put Option

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts. The minority shareholder in RockResorts has the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis. The put option can be exercised between October 1, 2004 and September 30, 2005. The Company has determined that this put option should be marked to fair value through earnings, and as such, the Company has recorded a gain of $0.0 million and $1.4 million for the three and nine months ended April 30, 2003, respectively. The gain on the RockResorts written put option is shown as a separate line item on the Statement of Operations.

14. Acquisitions and Business Combinations

In May 2002, certain of the Company's wholly-owned subsidiaries acquired 100% of the ownership interests of Heavenly Valley, Limited Partnership from subsidiaries of American Skiing Company. Heavenly Valley, Limited Partnership owns Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. Heavenly offers over 4,800 acres of skiing and operates 29 lifts. The Company purchased Heavenly to expand its portfolio of premier ski resorts and geographically diversify its resort portfolio. The transaction closed for consideration of $102 million (including $2.7 million of assumed debt), less a cash adjustment of $2.8 million resulting in net consideration of $99.2 million. The following unaudited pro forma revenue for the three and nine months ended April 30, 2002 assumes the acquisition of Heavenly occurred on August 1, 2001. The pro forma revenue is not necessarily indicative of the actual revenue that would have been recognized, nor is it necessarily indicative of future revenue. Pro forma net income and EPS are not presented as the pro forma adjustments are immaterial to the actual net income and EPS of the Company, and, in the opinion of the Company, would not provide additional meaningful information to the reader.

Pro-forma data (in thousands) for
	Three months ended	Nine months ended
	April 30, 2002	April 30, 2002
(unaudited)
Total Revenue	$ 279,773	$ 590,154

15. Subsequent Events

In June 2003, the Company entered into a new credit facility ("New Credit Facility") which provides debt financing up to an aggregate principal amount of $425 million. This New Credit Facility replaces the existing Credit Facility and consists of (i) a $325 million revolving credit facility and (ii) a $100 million term loan. The Vail Corporation is the borrower under the New Credit Facility, with Bank of America, N.A. as agent and certain other financial institutions as lenders. The Vail Corporation's obligations under the New Credit Facility are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV. The proceeds of the loans made under the New Credit Facility may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. The revolver matures June 2007. Borrowings under the revolver bear interest annually at the Company's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin. The revolver also includes a quarterly unused commitment fee. Interest rates on the revolver fluctuate based upon the ratio Company's total Funded Debt to Adjusted EBITDA (as defined in the New Credit Facility) on a trailing twelve-month basis. The term loan matures December 2008 and bears interest at a rate of LIBOR plus a margin. The term loan is subject to annual amortization based upon 1% per annum of the original principal amount of the term loan facility. The Company has the option to prepay the term loan at any time, however such repayments cannot subsequently be re-borrowed under the term loan facility. The New Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as each ratio is defined in the New Credit Facility). The terms of the New Credit Facility address issues associated with the implementation of FIN No. 46, previously identified in the Company's Form 10-Q filing for the second fiscal quarter of 2003.

In May 2003, SSV entered into a new three-year revolving credit facility ("New SSV Facility"), which provides for debt financing up to an aggregate principal amount of $32.0 million. The New SSV Facility replaces the existing SSV Facility and consists of (i) a $20.0 million revolving credit facility, (ii) an $8.0 million term loan A and (iii) a $4.0 million term loan B. Keybank N.A. is agent with certain other financial institutions as lenders. SSV's obligations under the New SSV Facility are secured by substantially all of SSV's assets. The proceeds of the loans made under the New SSV Facility may be used to fund SSV's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. Borrowings bear interest annually at SSV's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin. Interest rates on the borrowings fluctuate based upon the Consolidated Leverage ratio (as defined in the underlying agreement). The revolver matures May 2006. The revolver also includes a quarterly unused commitment fee. The term loan A matures May 2006. SSV must make quarterly principle payments on the term loan A in the amount of $287,715. SSV has the option to prepay the term loan A at any time, however such repayments cannot subsequently be re-borrowed under the term loan A facility. The term loan B matures May 2006. SSV has the option to prepay the term loan B at any time, however such repayments cannot subsequently be re-borrowed under the term loan B facility. The term loan B is backed by a $4.2 million letter of credit issued against the Company's Credit Facility. The New SSV Facility provides for negative covenants that restrict, among other things, SSV's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the New SSV Facility includes certain restrictive financial covenants, including the Consolidated Leverage ratio, Minimum Fixed Charge Coverage ratio and Minimum Net Worth (as each ratio is defined in the New SSV Facility).

In May 2003, Heavenly LP sold its retail and rental operations, including substantially all of the related assets and liabilities, to SSV, a fully consolidated 51.8% owned subsidiary, for approximately $7.7 million.

In June 2003, the Company and GSSI LLC ("GSSI"), the Company's partner in the SSV joint venture, entered into amended and restated operating and management agreements with respect to SSV. The Company and GSSI formed SSV in August 1998, and GSSI was appointed manager of the entity at that time. The original management agreement, entered into in August 1998, was scheduled to terminate July 31, 2003. In addition, the original operating agreement had certain put and call rights with respect to GSSI's ownership interest that would have become exercisable beginning August 1, 2003 or in the event GSSI was removed as manager of SSV. The amended and restated management agreement retains GSSI as manager of SSV and extends the term of the contract through July 31, 2007. The amended and restated operating agreement primarily amends the put and call rights such that a) GSSI shall have the right to put up to 20% of its ownership interests in SSV to the Company at any time during the period between November 1, 2003 and November 10, 2003; b) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; c) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA of SSV, as defined in the operating agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2002 Annual Report on Form 10-K and the consolidated condensed interim financial statements as of April 30, 2003 and 2002 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the SEC.

In February 2003, the SEC informed the Company that it has issued a formal order of investigation with respect to the Company. The inquiry relates to the Company's previous accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting for these club initiation fees (see Note 8, Restatements, of the Notes to the Consolidated Condensed Financial Statements). The Company is fully cooperating with the SEC and expects no changes will be made as a result of this SEC inquiry to the Company's historical financial statements.

In October 2002, the Company announced that, as a counterbalance to the possibility of slower performance in the nationwide leisure travel and lodging market in the coming year, it had implemented a company-wide cost reduction plan which included, in addition to certain measures designed to improve operational effectiveness, the elimination of approximately 100 positions (less than 1% of the total employee force). The workforce reduction included the termination of 44 employees effective November 1, 2002, with the remainder of the reduction achieved through the elimination of vacant positions, and included management and line level staff across all of the Company's lines of business. Expense associated with the workforce reduction included severance expense of $1.1 million plus an additional $0.1 million in associated burden, which was included in operating expense and also paid out during the quarter ended January 31, 2003.

The Mountain segment's financial performance for the three and nine months ended April 30, 2003 was favorable as compared to the same periods in the prior year. However, the Heavenly acquisition comprises all of the favorable variation. While skier visits for the season to date were up 21% as compared to the prior year period, the increase is due primarily to Heavenly. Visitation at all of the Company's resorts saw a moderate decline with increased concern about war with Iraq around the New Year holiday and a dramatic decline when the war with Iraq began. The commencement of the war with Iraq coincided with what is typically the Company's busiest month, March. However, Beaver Creek had record skier visits due largely to the newly opened Ritz-Carlton, Bachelor Gulch.

The Lodging segment saw decreased performance for the three and nine months ended April 30, 2003 as compared to the same periods in the prior year, as expected. The decline in the Lodging segment is due primarily to the war in Iraq, the inclusion of the Company's proportionate share of the pre-opening expenses included in the equity investment losses related to the Bachelor Gulch, Ritz-Carlton, as well as the continued slump in the US lodging industry. The Company saw a decrease in both occupancy and average daily rates after the war with Iraq began. The Company has implemented rate-discounting strategies in order to mitigate the decrease in occupancy.

Real estate performed near break even, as expected, for the third fiscal quarter, as sales continued to hold strong in the affluent real estate market. Due to the timing of sales in fiscal 2003, the majority of sales were recognized in the first fiscal quarter.

In May 2003, Heavenly LP sold its retail and rental operations, including substantially all of the related assets and liabilities, to SSV for approximately $7.7 million.

In June 2003, the Company and GSSI LLC ("GSSI"), the Company's partner in the SSV joint venture, entered into amended and restated operating and management agreements with respect to SSV. The Company and GSSI formed SSV in August 1998, and GSSI was appointed manager of the entity at that time. The original management agreement, entered into in August 1998, was scheduled to terminate July 31, 2003.

Management anticipates that the continuing aftermath of the war with Iraq and related uncertainties world-wide, the continued weakness in the U.S. economy and general softness in the travel and lodging industries will continue to dampen performance for the remainder of fiscal 2003. The Company cannot predict the extent to which the effects of war with Iraq and the resulting aftermath will soften the Company's near-term financial performance. As an effort to mitigate the impacts of the war with Iraq and the weak economy, the Company has initiated another extensive cost cutting program for fiscal 2004 which the Company expects to remove at least $25 million from the permanent cost structure in fiscal 2004. The Company also plans to scale back capital expenditures for calendar 2003 to a range of $80-90 million. The Company expects to be able to realize these expenditure and expense reductions without adversely affecting guest service levels and the Company's reputation for vacation experience excellence, and without implementing Company wide layoffs. The statements provided in this section should be read in conjunction with the cautionary statement elsewhere in this document.

Presented below is more detailed comparative data regarding the Company's results of operations for the three and nine months ended April 30, 2003 versus the three and nine months ended April 30, 2002.

Results of Operations

Three Months Ended April 30, 2003 versus Three Months Ended April 30, 2002 (dollars in thousands)

Mountain operating revenue. Mountain operating revenue for the three months ended April 30, 2003 and 2002 is presented by category as follows:

	Three Months Ended			Percentage
	April 30,		Increase	Increase
	2003	2002	(Decrease)	(Decrease)
		(as restated)
	(unaudited)

Lift tickets	$ 105,174	$ 95,349	$ 9,825	10.3%
Ski school	31,401	28,480	2,921	10.3%
Dining	23,757	21,285	2,472	11.6%
Retail/rental	36,817	33,722	3,095	9.2%
Other	14,561	14,407	154	1.1%
Total mountain operating revenue	$ 211,710	$ 193,243	$ 18,467	9.6%

Skier visits	3,105	2,599	506	19.5%

Effective ticket price ("ETP")	$ 33.87	$ 36.68	$ (2.81)	(7.7%)

Mountain operating revenue for the three months ended April 30, 2003 increased $18.5 million, or 9.6%, as compared to the three months ended April 30, 2002. Of this increase, $30.0 million is due to the May 2002 Heavenly acquisition. While the Heavenly acquisition increased year-over-year revenue, the Company's Colorado resorts saw a steep decrease in visitation (particularly with respect to destination guests) related to the war with Iraq, which drove a decrease in revenue across all business lines and ETP.

Mountain operating expense. Mountain operating expense for the three months ended April 30, 2003 was $118.5 million, an increase of $17.0 million, or 16.7%, compared to the three months ended April 30, 2002. This increase in mountain operating expense reflects the Heavenly acquisition, the high level of fixed costs associated with the mountain segment, which constrains the Company's ability to decrease expenses in relation to business volumes, and a slight increase in allocated corporate selling, general and administrative costs ("SG&A") due to increased medical and workers' compensation costs and executive deferred compensation.

Lodging operating revenue. Lodging operating revenue for the three months ended April 30, 2003 was $45.5 million, a decrease of $3.6 million, or 7.3%, compared to the three months ended April 30, 2002. The Company's average daily rate ("ADR") for the three months ended April 30, 2003 for its owned hotels and condominium management operations was $224.26, a decrease of $2.33 as compared to the three months ended April 30, 2002. The decrease in revenue and ADR is the result of general softness across the entire lodging industry due to the poor economy and the war with Iraq.

Lodging operating expense. Lodging operating expense for the three months ended April 30, 2003 was $33.5 million, a decrease of $1.5 million, or 4.3%, compared to the three months ended April 30, 2002. This decrease is primarily due to the decrease in revenue. However, the Company was unable to achieve cost savings commensurate with the decrease in revenue due to the Company's commitment to maintain guest service quality regardless of occupancy levels.

Lodging equity investment loss. Lodging equity investment loss was $0.4 million for the quarter ended April 30, 2003, and primarily includes the Company's proportionate share of income/loss from the hotel operations of the Ritz-Carlton, Bachelor Gulch, which opened in November 2002, through the Company's 49% investment in Bachelor Gulch Resort, LLC. The equity loss for the quarter includes depreciation expense of $0.9 million and interest expense of $0.8 million for the three months ended April 30, 2003.

Real estate revenue. Revenue from real estate operations for the three months ended April 30, 2003 was $11.9 million, an increase of $7.6 million, or 176.7%, compared to the three months ended April 30, 2002. This increase is primarily due to the mix of available real estate inventory. The three months ended April 30, 2003 include closings on the sales of two condominiums, 19 single-family lots and one parcel for development, versus closings on the sales of three single family lots in the same period of fiscal 2002.

Real estate operating expense. Real estate operating expense for the three months ended April 30, 2003 was $11.6 million, an increase of $6.1 million, or 110.9%, compared to the three months ended April 30, 2002. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations and an allocation of corporate SG&A. The increase for the three months ending April 30, 2003 as compared to the three months ended April 30, 2002 is commensurate with the increase in real estate sales noted above.

Real estate equity investment income. Real estate equity investment income was $0.9 million and $0.2 million for the quarters ended April 30, 2003 and 2002, respectively, and includes both the Company's equity investment in KRED and the portion of the Company's equity investment in Bachelor Gulch Resort, LLC related to the development and sale of condominiums at the Ritz-Carlton, Bachelor Gulch. Real estate equity income for the three months ended April 30, 2003 includes the sale of 20 condominiums and one single family lot through KRED. Profits generated by KRED during the quarter ended April 30, 2002 included the sale of 10 condominiums at the River Run development. No sales of condominiums at the Ritz-Carlton, Bachelor Gulch had closed as of April 30, 2002.

Depreciation and amortization. Depreciation and amortization expense was $20.8 million, an increase of $4.2 million, or 25.3%, for the three months ended April 30, 2003 as compared to the three months ended January 31, 2002. The increase was primarily attributable to an increased fixed asset base from normal capital expenditures and the acquisition of Heavenly. The Heavenly acquisition accounts for $2.1 million of the depreciation expense increase.

Interest expense. During the three months ended April 30, 2003 and 2002 the Company recorded interest expense of $12.9 million and $9.6 million, respectively, relating primarily to the Credit Facility, Industrial Development Bonds and the Notes. The $3.3 million increase is primarily attributable to an increase in the Credit Facility borrowings due to the fiscal 2002 acquisitions.

Nine Months Ended April 30, 2003 versus Nine Months Ended April 30, 2002 (dollars in thousands)

Mountain operating revenue. Mountain operating revenue for the nine months ended April 30, 2003 and 2002 is presented by category as follows:

	Nine Months Ended			Percentage
	April 30,		Increase	Increase
	2003	2002	(Decrease)	(Decrease)
		(as restated)
	(unaudited)

Lift tickets	$ 196,089	$ 162,046	$ 34,043	21.0%
Ski school	55,367	46,076	9,291	20.2%
Dining	47,413	40,732	6,681	16.4%
Retail/rental	94,443	83,155	11,288	13.6%
Other	42,001	36,611	5,390	14.7%
Total mountain revenue	$ 435,313	$ 368,620	$ 66,693	18.1%

Skier visits	5,728	4,732	996	21.0%

Effective ticket price	$ 34.24	$ 34.25	$ (0.01)	--%

Mountain revenue for the nine months ended April 30, 2003 increased $66.7 million, or 18.1%, as compared to the nine months ended April 30, 2002 primarily due to the Heavenly acquisition ($59.7 million). Excluding the incremental revenues and skier visits from Heavenly, the Company did achieve some year-over-year growth, driven by a strong early season, the opening of the new ski school outlet at the Ritz-Carlton, Bachelor Gulch and the opening of Red Sky Ranch. However, as previously noted, the war in Iraq had a dramatic impact on visitation, which stymied further growth.

Mountain operating expense. Mountain operating expense for the nine months ended April 30, 2003 was $307.7 million, an increase of $58.2 million, or 23.3%, compared to the nine months ended April 30, 2002. This is commensurate with the increase in mountain revenue for the same period and reflects a slight increase in allocated SG&A.

Lodging revenue. Lodging revenue for the nine months ended April 30, 2003 was $120.6 million, an increase of $10.4 million, or 9.4%, compared to the nine months ended April 30, 2002; ADR for the Company's owned hotels and condominiums was $195.62 for the nine months ended April 20, 2003, a decrease of $4.44 compared to the nine months ended April 30, 2002. The increase in revenue is primarily due to the inclusion of the Vail Marriott, the Lodge at Rancho Mirage and RockResorts for the full nine months ended April 30, 2003, as well as improved revenue at SRL&S due to recently completed renovations, while the decrease in ADR reflects the off-season months of the fiscal 2002 acquisitions and the Company's strategy to mitigate the drop in occupancy resulting from the war in Iraq by lowering room rates.

Lodging operating expense. Lodging operating expense for the nine months ended April 30, 2003 was $109.5 million, an increase of $14.6 million, or 15.4%, compared to the nine months ended April 30, 2002. This is due to increased revenue, increased management staffing and administrative costs associated with the formation of the RockResorts brand, golf membership costs at the Lodge at Rancho Mirage, certain administrative costs at SRL&S and reflects an increase in the allocated corporate SG&A as noted above.

Lodging equity investment loss. The equity investment loss for the nine months ended April 30, 2003 was $3.7 million and primarily represents hotel operations at the Ritz-Carlton, Bachelor Gulch. The equity loss includes depreciation expense of $1.7 million and interest expense of $2.0 million as of April 30, 2003.

Real estate revenue. Revenue from real estate operations for the nine months ended April 30, 2003 was $73.9 million, an increase of $19.5 million, or 35.8%, compared to the nine months ended April 30, 2002. This increase is primarily due to closings on the sales of 74 condominiums, 36 single-family lots, one multi-family lot and one development parcel for the nine months ending April 30, 2003, versus closings on the sales of 39 single-family lots, two multi-family lots and one condominium in the same period of fiscal 2002.

Real estate operating expense. Real estate operating expense for the nine months ended April 30, 2003 was $61.4 million, an increase of $18.1 million, or 41.8%, compared to the nine months ended April 30, 2002. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations and an allocation of corporate SG&A. The increase for the nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002 is commensurate with the increase in real estate sales noted above and the change in the mix of real estate products sold.

Real estate equity investment income. Real estate equity investment income for the nine months ended April 30, 2003 was $4.7 million and includes the sale of 43 condominiums and one lot through KRED and 22 residential condominium sales through the Ritz-Carlton, Bachelor Gulch. Profits generated by KRED during the nine months ended April 30, 2002 included the sale of 81 condominiums and one single-family homesite. No sales of condominiums at the Ritz-Carlton, Bachelor Gulch had closed as of April 30, 2002.

Depreciation and amortization. Depreciation and amortization expense was $58.7 million, an increase of $10.7 million, or 22.3%, for the nine months ended April 30, 2003 as compared to the nine months ended April 30, 2002. The increase was primarily attributable to an increased fixed asset base from normal capital expenditures and the acquisitions of Heavenly, Rancho Mirage, RockResorts and the Vail Marriott. The fiscal 2002 acquisitions accounted for $7.1 million of the increase in depreciation expense for the nine months ended April 30, 2003.

Interest expense. During the nine months ended April 30, 2003 and 2002 the Company recorded interest expense of $37.6 million and $27.9 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the Notes. The $9.7 million increase is attributable to a full nine months interest on the $160 million 2001 Notes issued in November 2001 and an increase in Credit Facility borrowings due to the fiscal 2002 acquisitions.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

Cash flows from the Company's operating activities were $185.8 million for the nine months ended April 30, 2003. Operating cash flows were comprised primarily of net income of $27.5 million for the period adjusted for non-cash depreciation and amortization expense, non-cash costs related to real estate sales and deferred club revenues.

The Company's cash flows used for investing activities were $106.5 million for the nine months ended April 30, 2003 and have historically consisted of payments for acquisitions, capital expenditures and investments in real estate. During the nine months ended April 30, 2003 capital expenditures were $76.2 million and investments in real estate were $35.5 million. The primary projects included in capital expenditures were (i) renovations and refurbishing of the Vail Marriott, (ii) acquisition of the spa at the Ritz-Carlton, Bachelor Gulch, (iii) continued development of Peak 7 and the installation of Chair 4 at Breckenridge, (iv) upgrades and improvements at Heavenly, including remodeling the California main lodge, (v) grooming fleet replacements, (vi) Keystone snowmaking upgrades, (vii) upgrades to Keystone's River Run children's ski school facility and (vii) construction of a deck at Vail's Two Elk lodge. The primary projects included in investments in real estate were (i) continued construction of the Red Sky Ranch golf community, (ii) continued construction of the Mountain Thunder Lodge condominium project at Breckenridge, (iii) planning for the Peak 7 development at Breckenridge, (iv) development of the Vail Lionshead project and (v) planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make capital expenditures in the mountain and lodging segments of approximately $10 million to $20 million during the remainder of fiscal 2003. The primary projects are anticipated to include (i) upgrades and improvements at Heavenly, including the installation of a high-speed chairlift, (ii) snowmaking improvements at Keystone, (iii) replacement of Chair 9 at Beaver Creek with a high-speed chairlift, (iv) grooming fleet replacements, (v) mountain uniform replacements, and (vi) installation of snowmaking at Breckenridge's Peak 7. Investments in real estate during the remainder of fiscal 2003 are expected to total approximately $10 million to $20 million. The primary projects are anticipated to include (i) planning and development for the Vail Front Door project, (ii) continued development of the Red Sky Ranch golf community, (iii) planning and development involving Beaver Creek's service facilities, (iv) planning and development of projects in and around Breckenridge and Keystone and (v) planning and development of the community surrounding Jackson Hole Golf & Tennis Club. The Company plans to fund these capital expenditures and investments in real estate with cash flows from operations and borrowings under the Credit Facility.

The Company continually considers potential acquisitions of additional ski resorts, destination resorts and mid-size luxury lodging properties which can be successfully integrated into its existing operations, which will enhance the ability to attract destination guests to all of its resorts and which can benefit from the Company's capital investment and management expertise. The Company historically has funded such acquisitions through debt borrowings and cash flows from operations.

During the nine months ended April 30, 2003, the Company used $84.9 million in its financing activities consisting primarily of $84.1 million in net long-term debt repayments.

For the nine months ended April 30, 2002, cash flows provided by operating activities were $162.8 million. Cash flows used in investing activities for the same period were $171.8 million, including capital expenditures of $50.9 million, investments in real estate of $48.7 million and payments for acquisitions of $74.6 million. During the nine months ended April 30, 2002, the Company generated $34.6 million in cash from its financing activities, consisting primarily of $42.1 million net long-term debt borrowings offset by $7.6 million paid in deferred financing costs.

In June 2003, the Company entered into a new credit facility ("New Credit Facility") which provides debt financing up to an aggregate principal amount of $425 million. This New Credit Facility replaces the existing Credit Facility and consists of (i) a $325 million revolving credit facility and (ii) a $100 million term loan. The Vail Corporation is the borrower under the New Credit Facility, with Bank of America, N.A. as agent and certain other financial institutions as lenders. The Vail Corporation's obligations under the New Credit Facility are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV. The proceeds of the loans made under the New Credit Facility may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. The revolver matures June 2007. Borrowings under the revolver bear interest annually at the Company's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin. The revolver also includes a quarterly unused commitment fee. Interest rates on the revolver fluctuate based upon the ratio Company's total Funded Debt to Adjusted EBITDA (as defined in the New Credit Facility) on a trailing twelve-month basis. The term loan matures December 2008 and bears interest at a rate of LIBOR plus a margin. The term loan is subject to annual amortization based upon 1% per annum of the original principal amount of the term loan facility. The Company has the option to prepay the term loan at any time, however such repayments cannot subsequently be re-borrowed under the term loan facility. The New Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, incur liens, dispose of assets and make investments. In addition, the agreement includes certain restrictive financial covenants, such as the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as each ratio is defined in the New Credit Facility).

The Company was in compliance with all relevant covenants in its debt instruments as of April 30, 2003. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the New Credit Facility, through fiscal 2004. The terms of the New Credit Facility address issues associated with the implementation of FIN No. 46, previously identified in the Company's Form 10-Q filing for the second fiscal quarter of 2003. There can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the New Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver would be granted, which could have a material adverse impact on the liquidity of the Company.

Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service, and capital expenditure requirements for at least the next twelve months, although a significant acquisition could affect the Company's liquidity position without obtaining additional sources of capital.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $520.3 million, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet. Operating lease obligations, which total $41.2 million, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations as of April 30, 2003 is as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Long-Term Debt	$ 520,289	$ 1,273	$ 99,903	$ 4,751	$ 414,364
Operating Leases	41,192	2,099	11,183	8,521	19,389
Other Long-Term Obligations (1)	16,800	--	--	--	--
Total Contractual Cash Obligations	$ 578,281	$ 3,372	$ 111,086	$ 13,272	$ 433,753

(1)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the various metropolitan districts as described in Note 7, Commitments and Contingencies, of the Consolidated Condensed Financial Statements. This amount has been recorded as a liability of the Company; however, the specific time period of performance is currently unknown.

Off Balance Sheet Arrangements

In addition to the above contractual obligations, as part of its ongoing operations, the Company enters into certain arrangements that obligate the Company to make future payment only upon the occurrence of a future event that will result in the Company making a cash payment (e.g. guarantee debt of a third party should the third party be unable to perform). The following commercial obligations are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's other commercial commitments, including commitments associated with equity method investments as of April 30, 2003, is as follows:

Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Letters of Credit	$ 90,620	$ 1,109	$ 89,466	$ 45	$ --
Guarantees (2)	13,300	--	--	--	--
Total Commercial Commitments	$ 103,920	$ 1,109	$ 89,466	$ 45	$ --

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Initial adoption of SFAS No. 146 did not have an impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN No. 45 as of January 1, 2003; initial adoption did not have a significant impact on the Company's financial position or results of operations (see Note 7, Commitments and Contingencies, of the Notes to the Consolidated Condensed Financial Statements).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", by providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; interim disclosure provisions are effective for interim periods beginning after December 15, 2002. Initial adoption of SFAS No. 148 did not have a significant impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after April 30, 2003, and to VIEs in which the Company obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which the Company holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements (see Note 11, Variable Interest Entities, of the Notes to the Consolidated Condensed Financial Statements).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity; and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities (or in some circumstances assets). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company is evaluating the impact SFAS No. 150 will have on its financial position or results of operations, if any.

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
  failure to achieve the anticipated cost savings and anticipated operational efficiency, or conversely adverse consequences from cost reductions;
  competitive factors in the ski and resort industries;
  failure to successfully integrate acquisitions;
  uncertainties and issues related to the restatement of earnings, including the change in accounting for the revenue recognition of club membership fees or the SEC investigation of the same;
  the impact of the September 11, 2001 terrorist attacks or additional terrorist attacks on the travel industry and the Company;
  uncertainties and impacts of the threat of war or actual war;
  continued or worsening economic slowdown;
  the impacts of SARS or similar unforeseen global events on the travel industry and the Company;
  expenses or adverse consequences arising from current or potential litigation against the Company;
  implications arising from the implementation of FIN No. 46, SFAS No. 150 and any other such new FASB/governmental legislation, rulings or interpretations; and
  the weather.

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-4 for its Senior Subordinated exchange notes (Commission File No. 333-80621) and the Annual Report on Form 10-K for the year ended July 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2003, the Company had $73.6 million of variable rate indebtedness, representing 14.1% of the Company's total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2003 of 3.9% and 3.8%, respectively (see Note 4, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements). Based on the average floating rate borrowings outstanding during the three months ended April 30, 2003, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $133,000.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date ("Evaluation Date") within 90 days prior to the filing of this Form 10-Q. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, subject to the limitations discussed below, in meeting the above-stated objectives.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2003, the SEC informed the Company that it has issued a formal order of investigation with respect to the Company. The inquiry relates to the Company's previous accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private member clubs. In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting for these club initiation fees (see Note 8, Restatements, of the Notes to the Consolidated Condensed Financial Statements). The Company is fully cooperating with the SEC and expects no changes will be made as a result of this SEC inquiry to the Company's historical financial statements.

Certain subsidiaries of the Company are defendants in two related lawsuits filed in the United States District Court for the District of Wyoming. The case arises out of a carbon monoxide accident in a hotel room at the Snake River Lodge and Spa in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and the alleged injury to his wife. The accident occurred on August 2, 2001. The Snake River Lodge & Spa is 51% owned by a subsidiary of the Company. One lawsuit is a wrongful death action on behalf of the estate of the deceased, and the other lawsuit is a personal injury action on the part of his wife.

A First Amended Complaint was filed by the plaintiffs (the wife in the personal injury case, and the wife personally and on behalf of the estate of the deceased in the wrongful death suit) in both lawsuits in July 2002 naming as defendants JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company and Vail Resorts Development Company, all subsidiaries of the Company. In May 2003, the plaintiffs dismissed the non-Company related defendants that previously had been named as defendants, a plumbing company in Jackson, Wyoming and a general contractor based in Salt Lake City.

The Complaints allege negligence and strict liability on the part of all and each of the defendants and seek damages, including exemplary and punitive damages, in amounts to be proven at trial. The Company's subsidiary defendants filed a motion in June 2003 seeking partial summary judgment to dismiss the plaintiffs' claim for punitive damages. The trials (which may be consolidated) are set to begin in late November 2003. Discovery is underway in the matters, and is scheduled to continue through mid summer 2003. The Company intends to defend the cases vigorously at trial. The Company anticipates that any damages arising out of the accident paid by the Company, excepting any amounts attributable to punitive damages, would be covered by insurance carried by the Company. However, the Company cannot predict the outcome of the cases at this time or consequently whether the outcome may be material to the Company's financial position, or results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Temporary Suspension of Trading Under Registrant's Employee Benefit Plans.

In April 2003, the Company began a transition to a new third party administrator for its 401(k) retirement plan. The change caused a temporary suspension of the trading under the Company's Employee Benefits Plans. The Company sent the following notice on March 19, 2003 to its executive officers and directors pursuant to Rule 104(b)(2) of Regulation BTR:

NOTICE OF TRADING RESTRICTION ON VAIL RESORTS, INC. COMMON STOCK UNDER THE SARBANES-OXLEY ACT OF 2002

(March 19, 2003)

This Notice is provided to you pursuant to Section 306(a)(6) of the Sarbanes-Oxley Act of 2002. Under the Sarbanes-Oxley Act, it is unlawful for any director or executive officer of Vail Resorts, Inc., Vail Associates, Inc. or their affiliates to buy, sell, or otherwise acquire or transfer any Vail Resorts, Inc. common stock ("Vail Stock"), whether directly or indirectly, during a "blackout period" which suspends the ability of participants in the Vail Resorts 401(k) Retirement Plan (the "Plan") to made trades with respect to the Vail Resorts Common Stock Fund (the "Vail Stock Fund"). This prohibition applies to any Vail Stock that you now have or may receive in connection with your service or employment as a director or executive officer, whether or not as a participant in the Plan.

Please be on notice that a "blackout period" is going into effect during which you are prohibited by law from making the transactions in Vail Stock described above.

Duration of the Blackout Period

The blackout period will begin on April 16, 2003 and is expected to end sometime during the week of June 8, 2003. During the week of June 8, 2003, you may obtain, free of charge, information as to whether the blackout period has ended by contacting T. Rowe Price Retirement Plan Services at 1-800-922-9945.

Reason for the Blackout Period

This blackout period is necessary because the Plan is switching to a new recordkeeper/trustee. Because participants' accounts in the Plan must be reconciled and the assets transferred to the new recordkeeper/trustee in order to effect this change, the ability of Plan participants to direct any of their Plan investments, including any investments they may have in the Vail Stock Fund, must be temporarily suspended.

Plan Transactions to be Suspended During the Blackout Period

Except with respect to the Vail Stock Fund, Plan participants will be prohibited from directing any investment of their accounts for the entire duration of the blackout period (April 16, 2003 through sometime during the week of June 8, 2003). For all Plan participants other than those receiving this Notice, a one-time only opportunity to sell up to 75% of their interests in the Vail Stock Fund will be available during the blackout period (the proceeds from which must be used to purchase interests in the Plan's money market fund), except from April 23, 2003 through May 1, 2003. From April 23, 2003 through May 1, 2003, all trading of Plan investments will be suspended, including trades with respect to the Vail Stock Fund. As a recipient of this Notice, you are not permitted to take advantage of the onetime offer to sell up to 75% of your interest in the Vail Stock Fund during the blackout period because you are a director or executive officer subject to the prohibitions of the Sarbanes-Oxley Act.

Class of Equity Security Subject to the Blackout Period

The class of equity securities issued by Vail Resorts, Inc. subject to the blackout period is the $0.01 par value common stock of Vail Resorts, Inc.

Who To Contact If You Have Questions

If you have questions about the blackout period or this Notice, please contact:

Kendall Lanier, Benefits Manager

Vail Resorts

P. O. Box 7

Vail, Colorado 81658

(970) 845-2438

Extension of Temporary Suspension of Trading Under Registrant's Employee Benefit Plans.

To accommodate the transition to a new third party administrator for the Company's 401(k) retirement plan, the Company has extended the temporary suspension of trading under the Company's Employee Benefits Plans. The Company plans to send notice to its executive officers and directors pursuant to Rule 104(b)(2) of Regulation BTR as soon as practicable. The notice will take the same form, or substantially the same form as the following:

Important Notice Concerning Your Rights Under the Vail Resorts 401(k) Retirement Plan

June 13, 2003

In mid-March you received a notice indicating the length of the blackout involved with the transition of your Vail Resorts Plan to T. Rowe Price. Due to circumstances beyond our control, the reconciliation of the conversion has been delayed and is expected to be complete the week of June 23rd. You will receive notification once the blackout has been lifted and you again have access to your account that has converted from Ceridian.

If you have any questions concerning this notice, you should contact:

Kendall Lanier

Vail Resorts

Attn: Benefits

PO Box 7

Vail, CO 81658

970-845-2438

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

10.19	Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of June 10, 2003.	22
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

99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.6	Certification of Adam Aron and James Donohue Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	21

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated February 13, 2003, regarding the Company's press release dated as of the same day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 13, 2003.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President and
Chief Financial Officer

Dated:	June 13, 2003

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

Date: June 13, 2003

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

Date: June 13, 2003

/s/ JAMES P. DONOHUE
James P. Donohue
Senior Vice President and
Chief Financial Officer