Form 10-K
period 2003-07-31
VAIL RESORTS INC
filed 2003-11-13
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K. --ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended	July 31, 2003

or

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from	to
Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(970) 476-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[X]	Yes	[ ]	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share closing price on the New York Stock Exchange Composite Tape as of January 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $491.6 million.

As of November 5, 2003, 35,274,876 shares were issued and outstanding, of which 7,439,834 shares were Class A Common Stock and 27,835,042 shares were Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Annual Meeting of Shareholders to be held January 8, 2004 is incorporated by reference herein into Part III, Items 10 through 14.

Financial statements have been included for the following equity method investee:

Entity	IRS Employer Identification No.	Year Ended
Keystone/Intrawest, LLC	84-1438490	June 30, 2003
Keystone/Intrawest, LLC	84-1438490	June 30, 2002

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions.

Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, among others, uncertainties related to the restatements of earnings; the SEC investigation; economic downturns; terrorist acts upon the United States; threat of or actual war; unfavorable weather conditions; our ability to obtain financing on terms acceptable to us to finance our capital expenditure and growth strategy; our ability to develop our resort and real estate operations; competition in our mountain and lodging businesses; our reliance on government permits for our use of federal and National Park Service land; our ability to integrate and successfully operate future acquisitions; adverse consequences of current or future legal claims; and adverse changes in the real estate market. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

PART I

ITEM 1.  BUSINESS.

General

Vail Resorts, Inc. was organized as a holding company in 1997 and operates through various subsidiaries (collectively, the "Company"). The Company's operations are grouped into three segments: Mountain, Lodging, and Real Estate, which represented approximately 66%, 23%, and 11%, respectively, of the Company's revenues for the 2003 fiscal year. The Company's Mountain segment owns and operates five premier ski resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile. The Company's Lodging segment owns and/or manages a collection of luxury hotels, a destination resort at Grand Teton National Park, and a series of strategic lodging properties located in proximity to the Company's mountain operations. The Company's Real Estate segment holds, develops, buys and sells real estate in and around the Company's resort communities. Financial information by segment is presented in Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Mountain Segment

The Company's portfolio of ski resorts currently includes:

  Vail Mountain ("Vail")--the largest single ski mountain complex in North America, currently ranked as the number one ski resort in North America by SKI magazine and the most visited ski resort in the United States for the 2002/03 ski season;
  Beaver Creek Resort ("Beaver Creek")--one of the world's premier family-oriented mountain resorts, currently ranked as the number eight ski resort in North America by SKI magazine;
  Breckenridge Mountain ("Breckenridge")--an attractive destination resort with numerous après-ski activities and an extensive bed base, currently ranked as the number six ski resort in North America by SKI magazine and the second most visited resort in the United States for the 2002/03 ski season;
  Heavenly Valley Ski Resort ("Heavenly")--the third largest ski resort in North America, currently ranked as the number thirteen ski resort in North America by SKI magazine; and
  Keystone Resort ("Keystone")--a year-round family vacation destination, currently ranked as the number fifteen ski resort in North America by SKI magazine and the third most visited resort in the United States for the 2002/03 ski season.

The Company's Mountain segment derives revenue primarily through the sale of lift tickets and ski passes. This revenue source is supported and augmented by a comprehensive package of amenities available to guests, including ski and snowboard lesson packages, retail and equipment rental outlets, a variety of dining venues, meeting and event planning services, private club operations, and other year-round recreational activities. In addition to providing extensive guest amenities, the Company also engages in commercial leasing of restaurant, retail and other commercial space, and real estate brokerage services.

Vail, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts. Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, tubing, mountain biking and other recreational activities.

The following paragraphs discuss certain ski industry related statistics. Colorado ski statistics are derived from information from Colorado Ski Country USA. Canadian ski statistics are from the Canadian Ski Council. U.S. and California ski statistics are derived from the Kottke National End of Season Survey 2002/03.

There are approximately 800 ski areas in North America and approximately 490 in the United States, ranging from small ski area operations which service day skiers to large resorts which attract both day skiers and destination resort guests looking for a comprehensive vacation experience. The primary ski industry statistic for measuring performance is "skier visit", defined as one person obtaining a ticket or pass and using a ski area for all or any part of a day or night, and includes both paid and complimentary access. During the 2002/03 ski season, combined skier visits for all North American ski areas were approximately 76.5 million. U.S. skier visits approximated 57.6 million, an increase of less than 1% as compared to the 2001/02 season. The Company's ski resorts had 5.7 million skier visits during the 2002/03 ski season, or approximately 10% of U.S. skier visits, and an approximate 7.5% share of the North American market's skier visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs metropolitan areas), accessibility from Denver International Airport, Vail/Eagle County Airport and Colorado Springs Airport, and the wide range of amenities available at each resort. Colorado has approximately 25 ski areas, eight of which are classified as "Front Range Destination Resorts", catering to both the Front Range and destination-skier markets. All Colorado ski resorts combined recorded approximately 11.6 million skier visits for the 2002/03 ski season, up less than 1% from the 2001/02 ski season. Skier visits at the Company's Colorado ski resorts totaled more than 4.8 million, and accounted for approximately 66% of Colorado's total Front Range Destination Resort skier visits and 41.4% of all Colorado skier visits for the 2002/03 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento, Reno and Tahoe City and approximately 200 miles from San Francisco, making it a convenient destination for driving and for destination guests using one of two major area airports. Lake Tahoe is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings. Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. Lake Tahoe has approximately 13 ski resorts with 753 ski trails on more than 22,000 total resort acres. Heavenly recorded 937,000 skier visits for the 2002/03 ski season, capturing 12.8% of California's 7.3 million total skier visits for the ski season.

The ski resort industry is highly competitive. There are significant barriers to entry for new ski areas, due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the appropriate infrastructure. While most North American ski areas are individually owned and operated, recent years have seen the emergence of several major corporations, including the Company, which own the top ski areas. These other major corporations include the operators of Whistler Blackcomb, Copper Mountain, Mammoth Mountain, Winter Park, Killington, Steamboat and Northstar-at-Tahoe.

These larger owners generally have a competitive advantage over the individual operator, as they typically have better access to the capital markets and are able to generate synergies within their resort operations which enhance profitability. While the industry has seen recent years with record skier visits, it is an industry belief that these skier visit increases are generated primarily by the same population of skiers skiing more, rather than growth in the overall skier population. While the industry and the Company's efforts are focused on growing the overall skier population, a particular ski area's growth is primarily dependent on either attracting skiers away from other resorts, or generating more revenue per skier visit. This has created a trend of increased spending on capital improvements to ensure the newest and best technology and also to create new attractions, as well as intense competition in pricing. In addition, "destination" ski resorts must also compete with other non-ski related vacation destinations for guests. In recent years, the ski industry has seen increased competition from beach resorts, cruise lines, golf resorts and amusement parks. Because the Company's ski resorts are primarily destination-skier driven, and are also, to a lesser extent, day-skier driven, the Company's primary competitors include the companies noted above, other ski areas in Colorado, and other major destination ski areas, including those in Utah, the Lake Tahoe area of California, Canada and Europe.

There are a variety of factors which contribute to a skier's choice of ski resort, including terrain, challenge, grooming, service, lifts, accessibility, value, weather/snow and on- and off-mountain amenities. The Company's resorts consistently rank in the top 20 ski resorts in North America according to industry surveys, which the Company attributes to its resorts' ability to provide a high-quality experience in each of the above mentioned categories.

The Company's ski resorts compete effectively in all categories with respect to attracting day skiers and destination guests for the following reasons:

  The Company has some of the most expansive and varied terrain of any resort in North America--Vail alone offers 5,289 skiable acres. The Company's five ski resorts offer over 15,780 skiable acres, with substantial offerings for beginner, intermediate and advanced skiers.
  The Company added Heavenly to its ski portfolio for the 2002/03 ski season and expanded primarily intermediate skier terrain at Breckenridge for the 2002/03 season to include 165 acres of new trails on Peak 7 accessed by a new high speed lift.
  The Company is involved in initiatives that support the National Ski Area Association's programs to grow participation in snowsports. Each of the Company's resorts run specific programs designed to attract and retain newcomers to snowsports.
  The Company's locations in the Colorado Rocky Mountains provide average yearly snowfall of between 20 and 30 feet and the Sierra Nevada Mountains receive average yearly snowfall of between 25 and 35 feet, which is significantly higher than the average for all U.S. ski resorts.
  The Company's Colorado resorts are proximate to both Denver International Airport and Vail/Eagle County Airport, and Heavenly is proximate to both Reno/Tahoe International Airport and Sacramento International Airport. This provides ease of access to the Company's resorts for destination visitors.
  The Colorado Front Range market, with a population of approximately 3.6 million, is within a two-hour drive from each of the Company's Colorado resorts, with access via a major interstate highway.
  Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay area, with a combined population of 8.7 million.
  The Company continues to invest in the latest technology in ticketing and snowmaking systems, and the Company has one of the most extensive fleets of grooming equipment in the world.
  The Company systematically replaces lifts, and in the past several years the Company has installed 13 high-speed four-passenger chairlifts across its resorts, two high-speed six-passenger lifts at Breckenridge, and a high-speed four-passenger interconnect chairlift at Breckenridge. The Company installed a new high-speed four-passenger chairlift at Beaver Creek for the 2003/04 ski season.
  The Company provides a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.
  The Company's eleven hotels and inventory of over 2,000 managed condominiums (included in the operations of the Lodging segment) located in proximity to the Company's Colorado ski resorts provide accommodation options for all guests, with a variety of prices ranging from high upscale to more affordable, to appeal to the varied needs of guests and families.
  The Company is an industry leader in providing on- and off-mountain amenities, including substantial full-service retail and equipment rental facilities, the Adventure Ridge and Adventure Point mountain-top activities centers, and resort-wide charging, which enables guests to use a lift ticket product to make purchases at many Company facilities.
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
  The Company continually upgrades and expands available services and amenities through capital improvements and real estate development activities. Current proposed projects include the revitalization of the primary portal to Vail Mountain known as Vail's "Front Door", developing new villages at the base of Breckenridge's Peaks 7 and 8, preparing for the redevelopment of the Lionshead base area and other land holdings within the Town of Vail, upgrading dining, snowmaking and lift services at Heavenly, launching "The Evolution Has Begun" changes at Keystone for the 2003/04 season by expansion of cat skiing, terrain parks and snowmaking, and additional planning and development projects in and around each of the Company's resorts. The Company must obtain a variety of necessary approvals for these projects before the Company can proceed with its plans.

The Company promotes its resorts through an extensive marketing and sales program, which includes print media advertising in ski industry and lifestyle publications, direct marketing to a targeted audience, promotional programs, loyalty programs which reward frequent guests, and sales and marketing directed at attracting groups, corporate meetings and convention business. Additionally, the Company markets directly to many of its guests through its websites, which provide visitors with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein). The Company continues to enhance its website and Internet capabilities, which will provide the opportunity to improve the overall guest experience and more successfully market the Company's resorts as use of the Internet grows as a vacation-planning tool. The Company also enters into strategic alliance agreements with selected "name brand" companies to increase its market exposure and create opportunities for cross-marketing.

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April. In an effort to counterbalance the concentration of revenues in the winter months, the Company offers many non-ski season attractions, such as golf, tennis, guided fishing, float trips and mountain biking. These year-round activities also help attract destination convention business to the Company's resorts.

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

The Company's portfolio of luxury and resort hotels currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
Lodge at Rancho Mirage	Rancho Mirage, CA	Own	240
Cheeca Lodge & Spa	Florida Keys, FL	Manage	203
The Equinox	Manchester Village, VT	Manage	183
The Lodge at Vail	Vail, CO	Own	171
Snake River Lodge & Spa[1]	Teton Village, WY	Own - 51%	130
La Posada de Santa Fe	Santa Fe, NM	Manage	159
The Keystone Lodge	Keystone, CO	Own	152
Rosario Resort & Spa	San Juan Islands, WA	Manage	115
The Pines Lodge	Beaver Creek, CO	Own	60
Casa Madrona Hotel & Spa	Sausalito, CA	Manage	63

Other Hotels:
Vail Marriott Mountain Resort	Vail, CO	Own	346
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Own	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Own	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Own	37
Inn at Keystone	Keystone, CO	Own	103
The Great Divide	Breckenridge, CO	Own	208
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Inn at Beaver Creek	Beaver Creek, CO	Own	42
Ski Tip Lodge	Keystone, CO	Own	10
Ritz-Carlton, Bachelor Gulch[2]	Beaver Creek, CO	Own - 49%	237

1 Snake River Lodge & Spa is a 51%-owned fully consolidated joint venture.

2 The Ritz-Carlton, Bachelor Gulch opened in November 2002. The Company has a 49% equity-method investment in the joint venture.

The Company's Lodging strategy is focused on building the RockResorts brand as a basis for creating an identity for its select unique luxury hotel properties across North America and at its world-class ski resort properties, which will also serve as a platform for future growth and further diversification of the Company's revenue streams. In addition, the Company's strategy seeks to complement and enhance the ski resort operations through the ownership and management of lodging properties in proximity to the ski resorts.

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as upper-upscale, upscale, midscale and economy. The service quality and level of accommodations of the Company's resort hotels place them in the upper-upscale segment of the hotel market, which represents hotels achieving the highest average daily rates ("ADR") in the industry, and includes such brands as the Ritz-Carlton, Four Seasons and Westin hotels. The upper-upscale segment consists of over 620,000 rooms at over 1,710 properties worldwide as of July 2003, according to Smith Travel Research. During fiscal 2003, the Company's owned hotels had an overall average ADR of $155.62 and paid occupancy rate of 59.4%, while the upper-upscale industry segment's average for the same period was an ADR of $137.55 and paid occupancy rate of 65.8% (according to Smith Travel Research).

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. The Company's properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels as well as facilities owned or managed by national and international chains, including such brands as Ritz-Carlton, Four Seasons, Westin, Hyatt and Marriott. The Company's lodging strategy, through RockResorts, is focused on the resort hotel niche within the upper-upscale market. The Company's properties also compete for convention and conference business across the national market. The Company believes it is highly competitive in this niche for the following reasons:

  All of the Company's hotels are located in highly desirable resort destinations.
  The Company's hotel portfolio has achieved some of the most prestigious hotel designations in the world, including three hotels designated as Leading Hotels of the World, four designated as Preferred Hotels & Resorts, two designated Historic Hotels of America and one designated as a Small Luxury Hotel. The Company has five properties in its portfolio that are currently recognized as either Mobil 4-Star or AAA 4-Diamond resorts.
  The RockResorts brand is an historic brand name with a rich tradition associated with high quality luxury resort hotels.
  The Company's hotels are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience.
  Each of the Company's hotels provide a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa facilities, water sports and a number of other outdoor activities as well as highly acclaimed dining options.
  Conference space with the latest technology is available at most of the Company's hotels. In addition, guests at Keystone Resort can use the Company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space.
  The Company has a central reservations system in Colorado which leverages off of its ski resort reservations system and has implemented the first phase of a web-based central reservation system that provides guests with the ability to plan their entire vacation online. Non-Colorado properties are served by a central reservations system and global distribution system provided by a third party, Pegasus Solutions.
  The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvements. Capital funding for non-owned properties is provided by the owners of the properties. Recent projects included the renovation of the lobby and guestrooms of the Vail Marriott, construction of a new spa and ballroom at The Equinox and the expansion of Casa Madrona, which nearly doubled the number of rooms available and included a new spa. Planned projects include completion of the renovation of the public spaces, guestrooms and lobby of The Lodge at Rancho Mirage, construction of a new spa at the Lodge at Vail in connection with the "Front Door" project in Vail, construction at Casa Madrona including a new restaurant and meeting space and the renovation at Cheeca Lodge.

The Company promotes its luxury and resort hotels by using its marketing network initially established at the Company's resorts. The Company's marketing network includes local, national and international travel relationships which provide the Company's central reservation systems with a significant volume of transient customers. The hotels and the Company have an active sales force which generates conference and group business. The Company is leveraging its marketing network and group and conference coordination skills to maximize lodging revenues.

The Company also owns and operates Grand Teton Lodge Company ("GTLC"), which was the Company's first resort with a predominantly summer operating season. GTLC is based in Jackson Hole, Wyoming and operates within Grand Teton National Park under a concessionaire contract with the National Park Service, which will be up for bid in the upcoming renewal process, expected some time in 2004. For more information regarding this concessionaire contract, refer to the Regulation and Legislation section below. GTLC also owns and operates the Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of Grand Teton National Park. GTLC's operations within the Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are over 375 areas within the National Park System covering more than 84 million acres across the United States and its territories. Of the over 375 areas, approximately 55 are classified as National Parks. There are more than 630 National Park Service concessionaires, ranging from small privately-held businesses to large corporate conglomerates. The National Park Service uses "recreation visits" to measure visitation within the National Park System. In calendar 2002, areas designated as National Parks received over 88 million recreation visits. Grand Teton National Park, which spans approximately 310,000 acres, had 2.6 million recreation visits during calendar 2002, or approximately 2.9% of total National Park recreation visits. Four concessionaires provide accommodations within the Park, including GTLC. GTLC offers three lodging options within the Park: Jackson Lake Lodge, a full-service 385-room resort with conference facilities which can accommodate up to 700 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a family-oriented facility with 166 log cabins, 66 tent cabins, and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided park tours. Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's resorts within the Park operate near full capacity during their operating season.

The Company is a minority partner in a joint venture that owns the Ritz-Carlton, Bachelor Gulch in Beaver Creek, which opened in November 2002. The 237-room hotel features a 21,800 square foot spa and fitness center (owned by the Company), ski rental, retail space, restaurants, meeting space and an exclusive members' lounge for the Bachelor Gulch Club. Twenty-three privately-owned luxury penthouse residences, twenty-two of which have been sold, were built above the hotel.

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC and certain managed properties).

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado and in Teton County, Wyoming. The Company's real estate operations include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings. In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's mountain resort and lodging operations through (1) the creation of additional resort lodging which is available to guests, (2) the ability to control the architectural theming of the Company's resorts, (3) the creation of unique facilities and venues (primarily restaurant and retail operations) which provide the Company with the opportunity to create new sources of recurring revenue and (4) the expansion of the Company's property management and brokerage operations, which are the preferred providers of these services for all developments on our land.

The Company facilitates the development and sale of its real estate holdings by using cash generated from the development activities of Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, to make mountain improvements, such as ski lifts, snowmaking equipment and trail construction. While these mountain improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit mountain and lodging operations. VRDC typically seeks to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling developed and entitled land to third party developers for cash payments prior to the commencement of construction, while retaining approval of the development plans as well as an interest in the developer's profit. The Company also typically retains the option to purchase at cost any retail/commercial space created in a development. The Company is able to secure these benefits from third-party developers because of the high property values and strong demand associated with property in close proximity to the Company's mountain resort facilities. In some cases, VRDC develops the Company's real estate holdings itself and may adopt this model more frequently in the future for certain planned projects.

VRDC's principal activities include (1) the sale of single-family homesites to individual purchasers, (2) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, single family home, lodge and mixed use developments, (3) the zoning, planning and marketing of new resort communities (such as Beaver Creek, Bachelor Gulch Village, Red Sky Ranch and Arrowhead), (4) arranging for the construction of the necessary roads, utilities and mountain infrastructure for new resort communities, (5) the development of certain mixed-use condominium projects which are integral to the Company's mountain resort and lodging operations (such as properties located at a main base facility) and (6) the purchase of selected strategic land parcels.

VRDC's current development activities are focused on (1) continued work on the Vail "Front Door" redevelopment, (2) preparing for the redevelopment of the Lionshead base area and other land holdings located within the Town of Vail, (3) the development around the proposed base area of Breckenridge Peaks 7 and 8, (4) the Jackson Hole area residential and golf development and (5) additional planning and development projects in and around each of the Company's resorts.

Employees

The Company currently employs approximately 3,750 year-round and 10,750 seasonal employees. In addition, the Company employs approximately 910 year-round and 220 seasonal employees on behalf of the managed RockResorts properties. Approximately 1% of the seasonal employees are unionized. The Company considers employee relations to be good.

Regulation and Legislation

Special Use Permits

The Company has been granted the right to use federal land as the site for ski lifts and trails and related activities, under the terms of Special Use Permits granted by the United States Forest Service (the "Forest Service"). The Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. While virtually all of the skiable terrain on Vail Mountain, Breckenridge, Heavenly and Keystone is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on Company-owned land.

The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (2) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. These unified Special Use Permits were amended in 2003 to reflect the permit boundary maps and acreage amounts set forth in the new White River Nation Forest Plan. Changes to the permit boundaries are not material to the Company's plans. Vail Mountain operates under a unified permit for the use of 12,226 acres that expires October 31, 2031. Breckenridge operates under a Term Special Use Permit for the use of 5,553 acres that expires on December 31, 2029. Keystone operates under a Term Special Use Permit for the use of 8,376 acres that expires on December 31, 2032. Beaver Creek Mountain Resort operates under a Term Special Use Permit for the use of 3,801 acres that expires on December 31, 2038. Heavenly Ski Resort operates under a Ski Area Term Special Use Permit from the Forest Service, which covers 7,050 acres, is administered by the Lake Tahoe Basin Management Unit, and expires May 1, 2042. In addition, Heavenly operates four separate base areas, all of which are located on private lands. In 1996, the Heavenly Ski Area Master Plan was approved by the Forest Service, the Tahoe Regional Planning Agency and the underlying units of local government with jurisdiction. The Company is requesting revisions to the Master Plan to update certain components and address new and upgraded runs, lifts, lodges and other facilities. The Master Plan is required in order to expand or substantially modify the existing resort. The Amendment process is a multi-year process.

For use of the Special Use Permits, the Company pays a fee to the Forest Service ranging from 1.5% to 4.25% of sales occurring on Forest Service land. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.

The Forest Service can terminate most of the Company's permits if it determines that termination is required in the public interest. However, to the Company's knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permitee.

Federal Regulations, Company Proposals and Related Approvals

Certain of the Company's resort and lodging operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and U.S. Army Corps of Engineers approvals discussed below. In particular, the Company's operations are subject to environmental laws and regulations, and compliance with such laws and regulations may require expenditures or modifications of the Company's development plans and operations in a manner that could have a detrimental effect on it. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect to the Company, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to the Company. Although the Company believes that it will be successful in implementing its development plans and operations in ways satisfactory to it, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

In August 1998, the Company received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. As part of that process, certain federal agencies expressed concern about the analysis of potential future development on private land that the Company owns at the base of Peak 7. In response to an administrative appeal of the Forest Service approval decision by certain individuals and groups, the Regional Forester upheld the approval of the Peak 7 and 9 projects in November 1998. The Forest Service subsequently reviewed the Company's proposed changes to develop gondola access to the Peak 7 base area and to move the lower terminal of the lift servicing the terrain and base area from public lands to private land owned by the Company. Based on an interdisciplinary review of the proposed changes, the Forest Service determined in September 2000 that the new information and changes to the proposal did not require an update or revision of the 1998 Environmental Assessment or decision notice. The U.S. Army Corps of Engineers considered the development of the base facilities on private land and the ski area improvements on public land as combined actions and issued one permit for the combined projects. The permit contains strict conditions related to the permissible impact to wetlands connected with the real estate project. Part of the trail and mountain improvements on Peak 7 have been completed and the new trails were open for skiing for the 2001/02 ski season and direct lift service for the trails was provided in the 2002/03 ski season. In May 2002, the Company signed a Preliminary Agreement with the Town of Breckenridge, which allows us to proceed with the review of the Master Plan with specified density. In September 2002, the town approved a Development Agreement which allowed the Planning Commission to review the Company's Master Plan amendment with certain components that would otherwise have varied from the town's Development Code. The amended Master Plan was approved by the Town of Breckenridge in June 2003.

In 1997, the Company sought approval from the Forest Service and other agencies to develop chairlifts, associated skiing terrain and snowmaking in Jones Gulch, which is located within the current Keystone permit area. In April 2002, the Company modified the area of its requested development known as the Ski Tip Portal. This development will be the subject of an environmental review. The initial issues include the potential effect of the expansion on wildlife and water quality, and it is possible that the future resolution of these issues could affect whether, in what form, and under what conditions the project is approved. In December 1998, the U.S. Army Corps of Engineers notified Keystone that it had preliminarily determined that the wetlands permit for Keystone's snowmaking diversion limits such diversions to 550 acre-feet annually. The Company requested that the permit be modified to allow Keystone to withdraw up to 1,350 acre-feet annually for snowmaking and, in April 2000, the U.S. Army Corps of Engineers approved the Company's request, subject to certain conditions which the Company believes can be satisfied. In March 2000, the Company announced that Keystone and the Forest Service would conduct a joint water quality study of snowmaking at Keystone. The study was completed and indicated that levels of tested metals were within water quality standards.

In the spring of 2000, the Company submitted a proposal to the Forest Service concerning additional snowmaking on Vail Mountain and a race facility expansion at Vail's Golden Peak. The Company withdrew this proposal in lieu of plans to make a new proposal. The Company intends to submit, after resolution of the White River National Forest Plan appeals process, a proposal to combine additional snowmaking and race facilities at Golden Peak, with a new master plan for the "front side" of Vail Mountain. Also, the Company is in the process of a land exchange with the Forest Service involving land at the Vail Village base area in connection with one of the Company's development projects. The Company has also submitted a proposal to the U.S. Forest Service to install a new chair lift in the Vail's Sundown Bowl and to upgrade the existing Chair 5 to a high-speed, detachable quad chair lift. In addition, the Company submitted a separate proposal to the Forest Service concerning a proposed Beaver Creek gondola, a portion of which would cross public lands on Beaver Creek Mountain within the Company's existing permit boundaries. This gondola proposal was approved by the Forest Service through an Environmental Assessment, although the Company is considering an alternative to the gondola proposal. No final decision has been made.

Revision of Forest Plan

The new White River National Forest Plan was issued by the Forest Service in the summer of 2002, which affects all federal lands within the White River National Forest, including Vail and Beaver Creek mountains. The Company and several other interested parties, including environmental groups with positions opposed to many positions supported by the Company, have filed administrative appeals of the Plan to the Chief of the Forest Service. It is impossible to predict the final outcome or time it will take to resolve the appeals. However, resolution of one or more matters under appeal by the Company and others in ways opposed to the Company's positions could have a material adverse impact on the Company.

Settlement of EPA Wetland Case

In October 2003, the Company and the United States of America, on behalf of the U.S. Environmental Protection Agency ("EPA"), entered into a Consent Decree to settle the alleged violation of the Clean Water Act in 1999 by the Company in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at the Vail ski area. As previously disclosed in earlier filings, in 1999 the EPA alleged that the road construction involved discharges of fill material into less than one acre of wetlands without a permit in violation of the Clean Water Act. The Company has completed the restoration work on the wetland impact (subject to continuing monitoring and restoration work over the next several years) pursuant to the restoration plan approved by the EPA.

The Consent Decree (along with the Amended and Restated Restoration Plan, which is part of the Consent Decree) was lodged on October 17, 2003, with the U.S. District Court for the District of Colorado in Denver. The Consent Decree constitutes a full and final settlement of the United States' claims under the Clean Water Act regarding the matter. After a 30-day public comment period, the EPA must either file a motion with the Court for the Court to approve the Consent Decree or file a motion to withdraw it. There is no statutory deadline for the Court to act in entering the Consent Decree. Under the terms of the proposed Consent Decree, upon entry by the Court of the Consent Decree, the Company would pay a civil fine of $80,100 for the alleged wetland violation and would agree to certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other non-compliance with the Consent Decree.

The Company cannot guarantee whether or when the Court will enter the proposed Consent Decree. However, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial condition or results of operation.

Heavenly Regulatory Matters

Prior to the Company's acquisition of Heavenly, the State of California Regional Water Quality Control Board, Lahontan Region, and the El Dorado County Department of Environmental Management required Heavenly's prior owner to conduct an environmental compliance cleanup at a vehicle maintenance facility at Heavenly. This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998. All cleanup work has been completed in accordance with the approved work plan and a new underground vault, piping and overflow protection system was installed to prevent any further releases. A final report was prepared by the Company's remediation consultant, URS Corporation, and was submitted on March 31, 2003 to the above two agencies. While no response has been received, the Company believes that these agencies are satisfied with the cleanup and reporting efforts but may require installation of a new monitoring well in summer 2004 to monitor any future spills that might occur outside the new containment system.

In March 2003, Heavenly received a two-year extension for the submittal of the final site development plan for the 120-unit Planned Development at Stagecoach Lodge in Douglas County, Nevada, which was originally approved in 2000. The extension was granted by the Douglas County Board of County Commissioners and is valid until February 2005.

Also in March 2003, Heavenly received an allocation of 55 water units (approximately 500 gallons/day) for the same Stagecoach Lodge Planned Development project from the Kingsbury General Improvement District ("KGID"). KGID is the water and sewer district that services the Stagecoach Lodge. Water allocation units for this service area are limited by the State of Nevada. However, based on KGID's gallons/day consumptive use formula, the 55 water allocation units are sufficient to serve the 120 units approved by Douglas County.

In July 2003, Heavenly received updated waste discharge requirements ("WDRs") for all lands and facilities within the resort which are located within the State of California. This includes National Forest lands as well as fee-owned lands. The approval was given by the State of California Water Resources Control Board, Lahontan Region. The approved WDRs will permit Heavenly to continue winter and summer operations and to continue with implementation of the approved Ski Area Master Plan. WDR's are normally valid for ten years.

GTLC Concession Contract Process

GTLC operates three resort properties within Grand Teton National Park under a concession contract with the National Park Service that expired on December 31, 2002. This contract was extended for two years through December 31, 2004, or until such time a new contract is awarded, whichever comes first. The new contract for this concession is subject to a competitive bidding process under the rules promulgated to implement the concession provisions of the National Park Omnibus Management Act of 1998. The bidding and renewal process is expected to occur in early to mid-2004. The Company cannot predict or guarantee the prospects for success in award of a new contract, although the Company believes GTLC is well positioned to obtain a new concession contract on satisfactory terms. In the event GTLC is not the successful bidder for the new concession contract, under the existing contract GTLC is required to sell to the new concessionaire its "possessory interest" in improvements and its other property used in connection with the concession operations. GTLC would then be entitled to be compensated by the successful bidder for the value of its "possessory interest" in the assets, although the matter may be subject to arbitration if the value is disputed. Under an amendment to the contract, in the summer of 2003, GTLC and the National Park Service have agreed upon the value to be contained in the prospectus soliciting bids for the contract.

Available Information

The Company's corporate internet address is www.vailresorts.com. The Company's SEC information, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on the Company's corporate website as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC. No content of the Company's corporate website is incorporated by reference herein. Copies of any materials the Company files with the SEC can be obtained at www.sec.gov or at the SEC's Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company for use in its operations:

Location	Ownership	Use
Arrowhead Mountain	Owned	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Avon	Owned	Real estate held for sale or development
Avon	Owned	Warehouse and commercial facility
Bachelor Gulch Village	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain (2,695 acres)	Term Special Use Permit	Ski trails
Beaver Creek Resort	Owned	Golf course, commercial space, employee housing and residential spaces
Breckenridge Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Breckenridge Mountain (3,156 acres)	Term Special Use Permit	Ski trails
Colter Bay Village	Concessionaire contract	Lodging, dining
Great Divide Lodge	Owned	Lodging, dining and conference facilities
Heavenly Valley Ski Resort	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Heavenly Mountain (7,050 acres)	Term Special Use Permit	Ski trails
Inn at Beaver Creek	Owned	Lodging, dining and conference facilities
Inn at Keystone	Owned	Lodging, dining and conference facilities
Jackson Hole Golf and Tennis Club	Owned	Golf course, tennis facilities, dining, real estate held for sale or development
Jackson Lake Lodge	Concessionaire contract	Lodging, dining, conference facilities
Jenny Lake Lodge	Concessionaire contract	Lodging, dining
Keystone Conference Center	Owned	Conference facility
Keystone Lodge	Owned	Lodging, dining and conference facilities
Keystone Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Keystone Mountain (5,571 acres)	Term Special Use Permit	Ski trails
Keystone Ranch	Owned	Golf course and restaurant facilities
Keystone Resort	Owned	Resort operations, dining, commercial space, conference facilities, real estate held for sale or development
Red Sky Ranch	Owned	Golf course and real estate held for sale and development
River Course at Keystone	Owned	Golf course and club
Seasons at Avon	Leased/50% owned	Corporate offices
Ski Tip Lodge	Owned	Lodging and dining facilities
Snake River Lodge & Spa	51%-owned	Lodging, dining, conference and spa facilities
The Lodge at Rancho Mirage	Owned	Lodging, dining, golf, spa facilities, conference facilities
The Lodge at Vail	Owned	Lodging, dining and conference facilities, real estate held for sale or development
The Pines Lodge at Beaver Creek	Owned	Lodging, dining, conference facilities
The Ritz-Carlton, Bachelor Gulch	49%-owned	Lodging, dining, conference and spa facilities
Vail Marriott Mountain Resort	Owned	Lodging, dining, conference and spa facilities
Vail Mountain	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Vail Mountain (12,590 acres)	Term Special Use Permit	Ski resort operations, including ski lifts, trails, buildings and other improvements
Village at Breckenridge	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	51.90%-owned	Over 100 retail stores for recreational products

The Forest Service Permits of the Company's five resorts serve as collateral under the Company's Credit Facility and the Vail and Beaver Creek Forest Service Permits are also encumbered under the Eagle County Industrial Development Bonds. Many of the Company's properties are used across all segments in complementary and interdependent ways.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to various lawsuits arising in the ordinary course of business. Except for the uncertainty surrounding the Wyoming cases described below, management believes the Company has adequate insurance coverage and accrued loss contingencies for all matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

SEC Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs. As previously announced, the Company engaged its new auditors to do a complete re-audit of the years 1999-2001 and filed an amended 10-K for fiscal year 2001 reflecting all adjustments made as a result of the re-audit, in addition to the revision in accounting for the club fees. In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company. At that time, the inquiry related to the Company's previous accounting treatment for the private club initiation fees.

In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs. The Company is fully cooperating with the SEC in its investigation.

EPA Wetland Case

In October 2003, the Company and the United States of America, on behalf of the Environmental Protection Agency Region VIII ("EPA"), entered into a Consent Decree to settle the alleged violation of the Clean Water Act in 1999 by the Company in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at the Vail ski area. As previously disclosed in earlier filings, in 1999 the EPA alleged that the road construction involved discharges of fill material into less than one acre of wetlands without a permit in violation of the Clean Water Act. The Company has completed the restoration work on the wetland impact (subject to continuing monitoring and restoration work over the next several years) pursuant to the restoration plan approved by the EPA.

The Consent Decree (along with the Amended and Restated Restoration Plan, which is part of the Consent Decree) was lodged on October 17, 2003, with the U.S. District Court for the District of Colorado in Denver. The Consent Decree constitutes a full and final settlement of the United States' claims under the Clean Water Act regarding the matter. After a 30-day public comment period, the EPA must either file a motion with the Court for the Court to approve the Consent Decree or file a motion to withdraw it. There is no statutory deadline for the Court to act in entering the Consent Decree. Under the terms of the proposed Consent Decree, upon entry by the Court of the Consent Decree, the Company would pay a civil fine of $80,100 for the alleged wetland violation and would agree to certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other non-compliance with the Consent Decree.

The Company cannot guarantee whether or when the Court will enter the proposed Consent Decree. However, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial condition or results of operation.

Keystone/Intrawest LLC-Delaware Court

In September 2002, the Company's subsidiary that is the 50% member of the Keystone/Intrawest LLC filed suit in Delaware Chancery court against the Intrawest member in the joint venture and related Intrawest entities. The suit alleges, among other things, breach of contract by Intrawest and seeks monetary damages and injunctive relief. The Company believes that Intrawest's plans to operate the Winter Park ski area under a long term lease with the City and County of Denver and to develop real estate in and around Winter Park violates the covenant not to compete in real estate projects in certain locations in Colorado, unless certain conditions are met. The Company has agreed to several requests by Intrawest for extensions of time for the defendants to answer in the suit, as the parties continue to pursue settlement discussions. The Company cannot guarantee that the parties will reach a satisfactory settlement. The Company cannot predict either the outcome of the case or the effect of the case on the ongoing or future business of the Keystone/Intrawest LLC.

Wyoming Cases

As previously disclosed, four subsidiaries of the Company (JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company and Vail Resorts Development Company) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02-CV-17J, 02-CV-16J) in July 2002. The Snake River Lodge & Spa is 51% owned by Teton Hospitality Services, Inc., a wholly-owned subsidiary of the Company, such ownership interest having been acquired in December 2000.

The case arises out of an August 2, 2001 carbon monoxide accident in a hotel room at the Snake River Lodge & Spa in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and injuries to his wife. One lawsuit is a wrongful death action on behalf of the estate of the deceased; the other is a personal injury action on the part of his wife, including alleged brain damage.

The complaints allege negligence on the part of each defendant and seek damages, including punitive damages, in amounts to be proven at trial. In June 2003, the Company-related defendants filed a motion seeking partial summary judgment to dismiss both plaintiffs' claims against them for punitive damages. On November 6, 2003, District Court denied that motion, and stated that the Court would reconsider the motion at the close of the plaintiffs' case. Discovery is continuing. Mediation efforts to date have failed to settle the case.

The two cases have been consolidated. They are set to begin in November 17, 2003 and last for four to six weeks. The Company-related defendants intend to defend the cases vigorously at trial. The Company anticipates that any damages arising out of the accident paid by the Company, excepting any amounts attributable to punitive damages, would be substantially or entirely covered by insurance carried by the Company. The Company's applicable insurance policies exclude coverage for punitive damages.

The punitive damage claims involve allegations of willful and wanton misconduct on the part of the Company-related defendants. The Company believes that the acts or omissions of the Company-related defendants relevant to the matter do not involve the requisite intent or state of mind to support an award of punitive damages under Wyoming law. However, there can be no assurance that the Company-related defendants will ultimately prevail on their motion to dismiss the punitive damage claims and, if they do not prevail, there is no way to predict whether a jury would award punitive damages and, if so, in what amount.

The Company therefore is unable to predict the outcome of either of the cases at this time and consequently is unable to conclude whether the outcome may be material to the Company's financial position, results of operations or cash flows. Given this unpredictability, the Company has not taken any financial reserve for an unpredictable outcome. However, any award of punitive damages against one or more of the Company-related defendants could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Gilman Litigation Appeal

The Company is appealing an unexpected adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003, relating to the Company's interest in real property in Eagle County, Colorado commonly known as the "Gilman" property. The litigation commenced in November 1999 involving a dispute between a Company subsidiary, as the holder of an option to acquire a 50% interest in the property, and Turkey Creek LLC, the owner of the property. The property consists of approximately 6,000 acres of rugged, high altitude land in close proximity to Vail Mountain. Turkey Creek assembled the property over many years from various parcels, old mining claims and other property.

Vail Associates originally acquired the option in 1992 under an option agreement between Vail Associates and Turkey Creek. The option agreement was amended and extended several times over the years between 1992-1999. During those years, Vail Associates funded all of the acquisition costs to buy the parcels comprising the property and holding costs related to the property, such as real estate taxes and litigation costs to perfect title to the property. Between 1992-1999 Vail Associates invested approximately $4.8 million of such funds to maintain and preserve its 50% option interest.

In November 1999, a Company subsidiary (the successor to Vail Associates under the option) exercised the option to acquire the 50% interest in the property. Turkey Creek, however, refused the exercise, claiming that the Company's proposal to pursue a strategy to find a buyer who would put most of the property into conservation was a breach of the option agreement, which contemplated a commitment to "prompt and diligent development" of the property upon exercise of the option.

The Court found that the Company's subsidiary repudiated the option agreement in advance of the exercise of the option by not committing to prompt and diligent development and that "development" did not include selling the land to a buyer for conservation. The Court further found that Turkey Creek was entitled to terminate the contract and refuse the exercise and that the Company's subsidiary was not entitled to any interest in the property.

As a result of the Court's decision, the Company has taken a non-cash asset impairment charge of $4.8 million in the fourth quarter of fiscal 2003, the amount previously carried on the Company's balance sheet reflecting its investment. The Company is appealing the decision, primarily on the basis that the Court applied the wrong legal standard in deciding the issue. The Company believes, based on the advice of counsel, that it has strong legal grounds to challenge the decision although there can be no guarantee of any particular outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MTN". The Company's Class A Common Stock is not listed on any exchange and is not publicly traded. Class A Common Stock is convertible into Common Stock. As of November 5, 2003, 35,274,876 shares of common stock were issued and outstanding, of which 7,439,834 shares were Class A Common Stock held by approximately three holders and 27,835,042 shares were Common Stock held by approximately 5,200 holders.

Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of Common Stock held, the Company has never paid nor declared a cash dividend on its Common Stock or Class A Common Stock. The declaration of cash dividends in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed relevant by the Board of Directors at that time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business and the Company does not anticipate paying any cash dividends on its shares of Common Stock or Class A Common Stock in the foreseeable future.

The following table sets forth, for the fiscal years ended July 31, 2003 and 2002, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of Vail Resorts, Inc. Common Stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2003
1st Quarter	$ 17.15	$ 12.23
2nd Quarter	18.40	13.72
3rd Quarter	14.01	10.19
4th Quarter	14.69	10.50

Year Ended July 31, 2002
1st Quarter	$ 20.63	$ 12.95
2nd Quarter	18.80	16.20
3rd Quarter	21.80	14.76
4th Quarter	19.50	14.85

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company's equity compensation plans as of July 31, 2003:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders (1)	3,940	$ 19.07	2,638
Equity compensation plans not approved by security holders	--	--	--
Total	3,940	$ 19.07	2,638

(1)	Column (a) does not include 15,000 shares of restricted stock which are subject to vesting over the next two years.

The Company's stock-based compensation plans are described in Note 19, Stock Compensation Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company, derived from the Company's financial statements for the periods indicated. The financial data for the fiscal years ended July 31, 2003, 2002, and 2001 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The Company has restated fiscal years 2002 and prior. For more information regarding this restatement refer to Note 2, Restatements, of the Notes to Consolidated Financial Statements. The table presented below is unaudited. The data presented below are in thousands, except per share and resort revenue per skier visit amounts.

	Fiscal Year Ended July 31,
	2003(2)	2002(2)	2001(2)	2000	1999(1)
		--------------------As Restated-------------------

Statement of Operations Data:
Revenue:
Mountain	$ 470,148	$ 400,478	$ 391,373	$ 373,786	$ 424,647
Lodging	159,849	150,928	124,207	116,610	N/A
Real estate	80,401	63,854	28,200	48,660	36,878
Total net revenue	710,398	615,260	543,780	539,056	461,525
Operating expenses:
Mountain	370,779	308,896	299,414	284,136	346,936
Lodging	150,624	137,259	109,664	103,570	N/A
Real estate	66,642	51,326	23,110	42,066	34,386
Depreciation and amortization	82,242	68,480	65,580	61,748	53,569
Asset impairment charge	4,830	--	--	--	--
Loss/(gain) on disposal of fixed assets	794	226	143	104	(3,283)
Total operating expenses	675,911	566,187	497,911	491,624	431,608
Income from operations	34,487	49,073	45,869	47,432	29,917
Mountain equity investment income	1,009	1,748	1,084	2,010	2,199
Lodging equity investment loss	(5,995)	(57)	(1,352)	--	N/A
Real estate equity investment income	3,962	2,744	7,043	3,024	7,034
Income (loss) before cumulative effect of change in accounting principle(3)	(8,527)	8,758	11,452	9,996	8,727
Net income (loss)	(8,527)	7,050	11,452	9,996	8,727
Diluted per share income (loss) before cumulative effect of change in accounting principle(3)	$ (0.24)	$ 0.25	$ 0.33	$ 0.29	$ 0.25
Diluted per share net income (loss)	$ (0.24)	$ 0.20	$ 0.33	$ 0.29	$ 0.25
Other Data:
Mountain
Skier visits(4)	5,730	4,732	4,975	4,595	4,606
Resort
Resort revenue per skier visit(5)	$ 99.18	$ 106.53	$ 97.67	$ 100.96	$ 90.25
Real Estate
Real estate held for sale and investment(6)	123,223	161,778	159,177	147,172	152,508
Other Balance Sheet Data
Total assets	1,455,442	1,449,026	1,188,546	1,135,596	1,094,548
Long-term debt (including current maturities)	584,151	602,786	388,380	394,235	398,186
Stockholders' equity	$ 496,246	$ 504,004	$ 494,000	$ 475,791	$ 464,300

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:
(1)

The Company established two new reporting segments as of July 31, 2002, Mountain and Lodging, which represent the former Resort segment on a combined basis. The financial data presented herein for fiscal 1999 does not reflect the new segmentation, and as such the amounts presented on the line items for Mountain revenue, Mountain operating expense and Mountain equity income represent Resort revenue, Resort operating expense and Resort equity income for fiscal 1999.

(2)

The following table sets forth the aggregate incremental actual revenue and net income/(loss) related to businesses acquired during the first full 12 months owned, which impacts the comparability of such data between the years presented. The incremental results of Heavenly Ski Resort (acquired in May 2002), Marriott (acquired in December 2001), The Lodge at Rancho Mirage (acquired in November 2001) and RockResorts (acquired in November 2001) impact the data presented in fiscal 2003 and 2002. The incremental results of Resort Technology Partners, LLC (acquired in March 2001) impact the data presented in fiscal 2002 and 2001.

	Fiscal Year Ended July 31,
	2003	2002	2001
Net revenue	$ 71,039	$ 36,098	$ 2,111
Net income (loss)	7,571	(3,332)	(1,202)

See Note 21, Acquisitions and Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information regarding acquisitions.

(3)

The Company recorded a goodwill impairment charge in connection with the implementation of SFAS No. 142 associated with the Village at Breckenridge of $1.7 million, net of income taxes, in the first quarter of fiscal 2002, which was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

(4)	A skier visit represents one guest accessing a ski mountain for all or any part of a day or night and includes both paid and complimentary tickets and ski passes.
(5)

Resort revenue per skier visit is calculated by combining revenue from both Mountain and Lodging and excludes revenue generated by GTLC, SRL&S, RockResorts and The Lodge at Rancho Mirage from the calculation because those businesses do not support the Company's ski area operations.

(6)

Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investments in real estate joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is an analysis of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions and the weather and other factors discussed elsewhere herein and in the Company's other filings with the SEC. The following discussion and analysis should be read in conjunction with the Cautionary Statement included at the end of this section.

Explanatory Note

The Company has restated its Consolidated Financial Statements as of and for the years ended July 31, 2002 and 2001 for the adjustments discussed below. The total of these adjustments, net of income taxes, is $3.3 million, resulting in reductions to net income of $516,000 in fiscal 2002, $2.2 million in fiscal 2001 and $570,000 related to the three fiscal years prior to fiscal 2001.

Employee housing joint venture accounting: The Company has ownership interests in four entities which own and operate seasonal employee housing facilities (see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more detailed information regarding these entities). The Company has historically accounted for these entities under the equity method of accounting, recording its pro rata share of their profits or losses based on the Company's ownership percentage, which ranges from 26% to 50%. Three of the entities have accumulated deficits in excess of the respective partners' investments in and advances to the entities that arose primarily from depreciation expense recorded, as the entities are generally designed to operate on a cash flow neutral basis. The Company had historically recorded its proportionate equity ownership share of the entities' losses, reducing the carrying amount of its investments in the entities below zero. This had been done due to the letters of credit issued against the Company's Credit Facility that support a portion of the entities' debt. After further review this fiscal year of the structure of the entities and each of the partners' obligations, the Company determined that it should have recorded 100% of the losses in excess of the other shareholders' investments in and advances to the entities, as those other shareholders have no legal obligation to absorb or fund the losses and it is unlikely that the other shareholders would fund their share of such losses. In addition, the Company also determined that the financial statements prepared by the entities which it had historically used to record its equity-method profit or loss were prepared on a tax basis; therefore, the restatement includes the adjustments necessary to convert the entities' financial statements from a tax basis to generally accepted accounting principles. The adjustments related to employee housing joint venture accounting decrease net income by $178,000 in fiscal 2002 and by $334,000 in fiscal 2001, and decrease beginning retained earnings by $641,000 in fiscal 2001 for adjustments related to prior periods.

Executive deferred compensation: The Company compensates its Chief Executive Officer ("CEO") with a package that included cash, restricted stock and stock options, membership interests in several of the Company's lunch and golf clubs, and awards of property (see Note 18, Non-Cash Deferred Compensation, of the Notes to Consolidated Financial Statements). With respect to one of the property awards, at the time of grant, the Company estimated the fair value for the purpose of determining the amount of compensation cost to be recognized. In 2003, a transaction entered into by the CEO caused the Company to reconsider whether its estimates made at the date of grant were proper. The Company determined that its estimate was incorrect and required retroactive adjustment. The compensation expense recorded in 2002 and 2001 has been adjusted primarily to reflect the appropriate estimate of fair market value of the homesite itself. The deferred compensation adjustments include a $399,000 increase to fiscal 2002 net income and a $1.8 million decrease to fiscal 2001 net income.

Interest income from Bachelor Gulch Resort, LLC ("BG Resort"): The Company received interest payments from BG Resort (a 49%-owned joint venture accounted for under the equity method) in fiscal 2002 and 2001 on loans and advances made by the Company to BG Resort, which the Company recorded as interest income at the time. In fiscal 2003, the Company became aware that BG Resort had capitalized these interest payments as a component of the costs of the Ritz-Carlton, Bachelor Gulch construction, which would have required an elimination entry associated with Vail's ownership share of the entity to be recorded by the Company. As such, the Company is deferring the recognition of interest income related to its 49% ownership interest in BG Resort and is recognizing the effects of this deferral as a basis difference as BG Resort records the related cost of sales and depreciation expense. This adjustment decreases fiscal 2002 net income $217,000 and fiscal 2001 net income $170,000.

Capitalized interest on investment in BG Resort: The Company is required to capitalize the interest incurred with respect to its investments in and loans and advances to BG Resort during the pre-opening construction period from July 1999 through November 2002 of the Ritz-Carlton, Bachelor Gulch. The Company had expensed these interest costs as incurred, and is therefore restating the prior periods to reduce the interest expense recorded and increase the investment in BG Resort. This adjustment increases fiscal 2002 net income $182,000 and fiscal 2001 net income $211,000 and includes a $72,000 increase to fiscal 2001 beginning retained earnings for interest incurred in fiscal 2000.

Depreciation expense and other related items: During the fiscal 2003 year-end review process, the Company discovered that certain constructed fixed assets were not transferred from construction in process upon completion in a timely manner, resulting in an understatement of depreciation for the related periods. In addition, in relation to this adjustment, the Company also determined that it had eligible qualifying expenditures pursuant to FAS 34, "Capitalization of Interest", but did not record the associated capitalization of interest. The adjustments include corrections to the historical accounting for each of these items, and decrease fiscal 2002 net income by $702,000 and fiscal 2001 net income by $52,000.

Results of Operations

Fiscal 2003 was particularly challenging for the Company, as it experienced an overall net loss for the year, the first in the Company's history since becoming a public company in 1997.

In October 2002, the Company proactively implemented a $10 million year-over-year cost reduction plan to counteract the expected softness in the nationwide leisure travel and lodging market. The plan included the elimination of approximately 100 positions (See Note 15, Workforce Reduction, of the Notes to Consolidated Financial Statements) and other changes to improve operational efficiency. The Company began its fiscal year with a promising early ski season, with good snowfall, strong skier numbers, the successful opening of the Ritz-Carlton, Bachelor Gulch and better than expected performance from Heavenly. However, despite the strong start, world events took a toll on the financial performance of the Company during fiscal 2003. The economy has not completely recovered since the September 11, 2001 terrorist attacks and travel patterns, including group and corporate travel, have not returned to normal. The uncertainty over war and the ultimate start of war with Iraq just prior to the Company's peak operating season had an even more dramatic impact on visitation at the Company's properties, which was then exacerbated by the outbreak of a previously unheard of and deadly virus throughout the world called SARS. These factors and certain other non-cash charges resulted in year-over-year declines in profitability for the Company's Mountain and Lodging segments (see Note 14, Segment Information, of the Notes to Consolidated Financial Statements), as well as an overall net loss of $8.5 million for the year.

The Company's financial statements for fiscal 2003 reflect certain non-cash charges that significantly impact the Company's net loss position for the year. These charges include:

    non-cash compensation expense (see Note 18, Non-Cash Deferred Compensation, of the Notes to Consolidated Financial Statements) of $3.5 million related to the issuance of restricted stock and real property transferred to the Company's CEO and VRDC's president pursuant to their employment agreements (the Company also reflected $3.0 million and $1.9 million of related non-cash compensation expense in fiscal 2002 and 2001, respectively), a non-cash charge of $4.8 million related to the impairment of an option to acquire certain development land near Vail Mountain (see Note 10, Impairment Charge, of the Notes to Consolidated Financial Statements),
    the Company's proportionate equity share of losses from BG Resort related to start-up costs and initial operating losses incurred from the Company's 49% interest in the Ritz-Carlton, Bachelor Gulch, which opened in November 2002 ($5.8 million), increases in actuarial reserves related to workers' compensation and medical benefits ($3.9 million), and incremental depreciation expense associated with the major acquisitions the Company made in fiscal 2002 ($8.6 million).

The Company expects earnings to improve in fiscal 2004, given a normal snow year and barring any unforeseen events. The Company does not expect that the non-cash charges noted above will have as significant an impact in fiscal 2004.

The Company plans to cut costs further in fiscal 2004 through the implementation of a previously announced $25 million year-over-year cost savings/improved profits plan. Key components of this plan include implementing a mandatory time off policy for all full-time year-round employees, restructuring of the Company's health plan and other employee benefits plans, implementing process improvements in the Company's operations to achieve operational efficiencies and obtain cost savings, and decentralizing the Marketing and Sales organization to allow each of the Company's properties to provide more focused and targeted messages to guests. As a result of the Marketing and Sales decentralization, the Company terminated the employment of three employees and, consequently, accrued approximately $500,000 of severance expense as of July 31, 2003 (see Note 15, Workforce Reduction, of the Notes to Consolidated Financial Statements).

Presented below is more detailed comparative data regarding the Company's results of operations for the following periods:

  fiscal year ended July 31, 2003 versus fiscal year ended July 31, 2002, and fiscal year ended July 31, 2002 versus fiscal year ended July 31, 2001.

The following analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen not to specifically address reported EBITDA (defined as segment net revenues less segment specific operating expenses plus segment equity income) in the following discussion, although management considers this measurement to be a significant indication of the Company's financial performance. Instead, the Company has discussed each of the significant components of reported EBITDA. Refer to Note 14, Segment Information, of the Notes to Consolidated Financial Statements for a reconciliation of segment measurements to consolidated performance.

Fiscal Year Ended July 31, 2003 versus Fiscal Year Ended July 31, 2002

Mountain revenue. Mountain revenue for the fiscal years ended July 31, 2003 and 2002 is presented by category as follows (dollars in thousands, except effective ticket price ("ETP") amounts):

	Fiscal Year Ended
	July 31,			Percentage
	2003	2002	Increase	Increase
	(unaudited)

Lift tickets	$196,150	$161,923	34,227	21.1%
Ski school	55,392	46,000	9,392	20.4%
Dining	51,444	45,378	6,066	13.4%
Retail/rental	107,714	94,982	12,732	13.4%
Other	59,448	52,195	7,253	13.9%
Total mountain operating revenue	$470,148	$400,478	69,670	17.4%

Total skier visits	5,730	4,732	998	21.1%

ETP	$ 34.23	$ 34.22	$ 0.01	0.0%

Mountain revenue for fiscal 2003 was $470.1 million, an increase of $69.7 million, or 17.4%, as compared to fiscal 2002 primarily due to the inclusion of Heavenly's operations for a full fiscal year (the resort was acquired May 2002), which generated $59.1 million of the increased revenue. A portion of the growth in mountain revenue is also driven by the opening of the new ski school and retail/rental outlets at the Ritz-Carlton, Bachelor Gulch and the opening of the Red Sky Ranch golf club. A strong early season resulted in revenue growth at all resorts, however, as previously noted, the war in Iraq, the outbreak of SARS and the general economic slowdown had a dramatic impact on visitation during the Company's peak season, which more than offset early season growth.

Mountain operating expense. Mountain operating expense for fiscal 2003 was $370.8 million, an increase of $61.9 million, or 20.0%, compared to fiscal 2002. This is commensurate with the increase in mountain revenue for the same period, particularly as the areas in which the Mountain segment experienced growth, aside from Heavenly, were in the lower margin, high variable cost sectors. The expense increase also reflects an increase in allocated corporate sales, general and administrative expenses ("SG&A"), which is primarily driven by increasing medical and workers compensation costs and related reserves.

Mountain equity income. Mountain equity income primarily consists of the Company's share of operations of the employee housing entities, a brokerage firm and a property management firm. Mountain equity income for fiscal 2003 was $1.0 million, a decrease of $0.7 million, or 42.3%, compared to fiscal 2002. The decrease primarily reflects losses from the employee housing entities.

Lodging revenue. Lodging revenue is derived from a variety of sources, including operations of the Company's owned hotels (including ancillary operations such as food and beverage), all operations of GTLC, golf operations, condominium management and revenue generated by RockResorts through its management of luxury hotel properties. Lodging revenue for fiscal 2003 was $159.8 million, an increase of $8.9 million, or 5.9%, compared to fiscal 2002. ADR for the Company's owned hotels and condominiums was $184.33 for fiscal 2003, a decrease of $1.64 compared to fiscal 2002. The increase in revenue is primarily due to the inclusion of all the rooms at the Vail Marriott (acquired December 2001) and The Lodge at Rancho Mirage (acquired November 2001) as well as the inclusion of RockResorts (acquired November 2001), which added an incremental $11.2 million for the full year ended July 31, 2003. Revenue improved at SRL&S due to recently completed renovations. While the fiscal 2002 hotel acquisitions contributed to the increased revenue, they also drove a decrease in ADR as the incremental months included are the late summer/early fall off-season months. In addition, the ADR decrease reflects the Company's fiscal 2003 strategy to use price to mitigate the drop in occupancy.

Lodging operating expense. Lodging operating expense for fiscal 2003 was $150.6 million, an increase of $13.4 million, or 9.7%, compared to fiscal 2002. This is due to increased variable expenses related to revenue growth, increased management staffing and administrative costs associated with the formation of the RockResorts brand, golf membership costs at The Lodge at Rancho Mirage, certain administrative costs at SRL&S, inclusion of RockResorts, Vail Marriott and The Lodge at Rancho Mirage for the full fiscal year and an increase in the allocated corporate SG&A as noted above under the "Mountain operating expense" caption.

Lodging equity investment loss. The equity investment loss for fiscal 2003 was $6.0 million and primarily represents start-up costs and first year (non-mature) hotel operations at the Ritz-Carlton, Bachelor Gulch, in which the Company has a 49% ownership through BG Resort. The Company's investment share of profits associated with the sale of condominiums developed as part of the joint venture operations is recorded in real estate equity income. The lodging equity loss includes the Company's proportionate share of the joint venture's depreciation expense of $1.5 million and interest expense of $1.8 million as of July 31, 2003.

Real estate revenue. The real estate segment's revenues vary from year to year depending on the mix of available inventory, based upon the completion of development projects. The Company generally pre-sells inventory prior to the completion of a development, but revenue is not recorded until closing. Revenue from real estate operations for the year ended July 31, 2003 was $80.4 million, an increase of $16.5 million, or 25.9%, compared to the year ended July 31, 2002. During fiscal 2003, the Company closed sales related to several major projects, including single-family lots at Red Sky Ranch, Arrowhead, Bachelor Gulch and Breckenridge's Timber Trail, luxury penthouse condominiums at the Vail Marriott, a large volume of condominiums at Breckenridge's Mountain Thunder and the sale of a development parcel for the construction of townhomes in Bachelor Gulch. Real estate closings in fiscal 2002 included single-family lots at Red Sky Ranch and Arrowhead, cluster homesites at Arrowhead, a large development parcel in Bachelor Gulch and one condominium at the Lodge at Vail.

Real estate operating expense. Real estate operating expense for fiscal 2003 was $66.6 million, an increase of $15.3 million, or 29.8% compared to fiscal 2002. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with all the Company's real estate operations and allocated corporate SG&A. The increase for fiscal 2003 as compared to fiscal 2002 is commensurate with the increase in real estate sales noted above as well as the change in the mix of real estate products sold.

Real estate equity investment income. Real estate equity investment income includes both the Company's equity investment in Keystone/Intrawest LLC ("KRED"), the joint venture developing the River Run development at Keystone and the Company's equity investment in the joint venture developing and constructing the Ritz-Carlton, Bachelor Gulch. Real estate equity investment income for fiscal 2003 was $4.0 million. The $1.2 million increase over fiscal 2002 is primarily due to the Company's share of profits related to the closing on 22 of 23 luxury condominiums at the Ritz-Carlton, Bachelor Gulch though its investment in BG Resort. The $5.1 million profits associated with BG Resort are partially offset by declining sales volumes of KRED as well as an $850,000 impairment charge related to a development parcel held by KRED.

Depreciation and amortization. Depreciation and amortization expense was $82.2 million, an increase of $13.8 million, or 20.1%, for fiscal 2003 as compared to fiscal 2002. $8.6 million of the increase was related to the acquisitions of Heavenly, Rancho Mirage, RockResorts and the Vail Marriott. A significant portion of the increase was also attributable to an increased fixed asset base due to normal capital expenditures and the adjustment of depreciable lives of buildings from 40 to 30 years (see Note 3, Significant Accounting Policies, of the Notes to Consolidated Financial Statements).

Asset impairment charge. The Company recorded a $4.8 million impairment charge in July 2003 related to an option held on certain development land near Vail Mountain due to an unexpected adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003 in connection with litigation involving the option (see Note 10, Impairment Charge, of the Notes to Consolidated Financial Statements).

Gain on put option. The put option gain recorded in fiscal 2003 is due primarily to a decrease in the estimated value of the put option that Olympus has to the Company with respect to RockResorts. The value of the put option fluctuates based on forecasted financial performance of certain RockResorts managed properties as of the put exercise period. See Note 9, Put and Call Options, of the Notes to Consolidated Financial Statements, for more information regarding the Company's put options.

Interest expense. During the years ended July 31, 2003 and 2002 the Company recorded interest expense of $50.0 million and $38.8 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the Senior Subordinated Notes. The $11.2 million increase is attributable to a full twelve months interest on the $160 million 2001 Notes issued in November 2001 and an increase in Credit Facility borrowings due to the fiscal 2002 acquisitions. Average borrowings under the Credit Facility in 2003 were $137.8 million, versus $78.1 million in fiscal 2002.

Income taxes. Due to the Company's net loss position in fiscal 2003, the Company has recorded a benefit from income taxes of $5.5 million on the related Statement of Operations at an effective rate of 39.1%. The change in effective rate is driven primarily by non-deductible executive compensation. During fiscal year 2003, the Company entered into a closing agreement with the Internal Revenue Service, which successfully closed the 1995 - 1998 tax years.

Fiscal Year Ended July 31, 2002 versus Fiscal Year Ended July 31, 2001

Mountain operating revenue. Mountain revenue for the fiscal years ended July 31, 2002 and 2001 is presented by category as follows (dollars in thousands, except ETP amounts):

	Fiscal Year Ended			Percentage
	July 31,		Increase	Increase
	2002	2001	(Decrease)	(Decrease)
	(unaudited)

Lift tickets	$161,923	$159,088	$ 2,835	1.8%
Ski school	46,000	46,427	(427)	(0.9)%
Dining	45,378	49,570	(4,192)	(8.5)%
Retail/rental	94,982	91,241	3,741	4.1%
Other	52,195	45,047	7,148	15.9%
Total mountain operating revenue	$400,478	$391,373	$ 9,105	2.3%

Total skier visits	4,732	4,975	(243)	(4.9)%

ETP	$ 34.22	$ 31.98	$ 2.24	7.0%

Fiscal 2002 mountain revenue increased $9.1 million, or 2.3%, as compared to fiscal 2001. This increase in mountain revenue is due primarily to a $7.1 million increase in other revenue and increases in lift ticket and retail/rental revenue, offset by a decline in dining revenue. The increase in other revenue is attributable to $2.2 million from summer operations of the recently acquired Heavenly resort, a full year of operations from RTP, LLC ("RTP", a technology joint venture acquired by the Company in March 2001), and increased brokerage, commercial leasing and private club operations. The $2.8 million increase in lift ticket revenue for fiscal 2002 compared to fiscal 2001 is due to a 7.0% increase in ETP offset by a 4.9% decrease in skier visits. The 7.0% increase in ETP is due primarily to increased pricing, particularly within peak periods. The 4.9% decline in skier visits is a result of the early Thanksgiving holiday (the early season snow conditions impact visitation of this key holiday weekend), an overall decrease in travel as a result of the events of September 11, 2001, a weak national economy and the early Easter holiday. Retail/rental revenue increased due primarily to the acquisition of additional retail/rental outlets by SSI Venture LLC ("SSV", a 51.9%-owned, fully consolidated retail/rental joint venture) and the benefit of efficiencies gained in the second year of operation of SSV's Bicycle Village stores, which SSV acquired in fiscal 2001. The decrease in fiscal 2002 dining revenue compared to fiscal 2001 is attributable to the decline in skier visits and also the poor economy, which impacted group and corporate travel, a significant source of revenue for the Company's dining operations.

Mountain operating expense. Mountain operating expense for fiscal 2002 was $308.9 million, an increase of $9.5 million, or 3.2%, compared to fiscal 2001. Much of this increase is commensurate with the increase in operating revenue for fiscal 2002. The acquisition of Heavenly in May 2002 contributed to the increase in mountain operating expense, as the resort generally tends to generate operating losses during the off-season period from May through July. In addition, allocated corporate SG&A expenses increased, as compared to the prior year. Some of the increase was attributable to certain unusual charges including legal, accounting and tax work associated with the restatement and re-audit of fiscal 1999 through 2001, increased bad debt expense relating to the aftermath of the September 11 terrorist attacks and the faltering economy. Other administrative expense increases were due to the rising cost of medical care which impacted both the Company's self-insured medical plan and its workers' compensation expense. In addition, the Company had an increase in airline subsidies. A significant portion of the administrative costs are allocated to the Mountain segment and thereby impacted operating expense. Some of the operating expense increase was offset by an aggressive cost savings program throughout the year which included a partial year wage and hiring freeze, delay of seasonal staffing by three to five weeks and restricted discretionary expenditures.

Mountain equity income. Mountain equity income for fiscal 2002 was $1.7 million, an increase of $0.7 million, or 61.3%, compared to fiscal 2001. The increase primarily reflects losses from the employee housing entities.

Lodging operating revenue. The $26.7 million increase in fiscal 2002 lodging revenue as compared to fiscal 2001 is primarily the result of the Company's strategy to expand the lodging business and consummation of the three lodging acquisitions in fiscal 2002: The Lodge at Rancho Mirage and RockResorts in November 2001 and the Vail Marriott in December 2001. The Company's fiscal 2002 ADR for its owned hotels and condominium management operations was $187.25, an increase of over $3 compared to fiscal 2001. The increase in ADR is attributable to the acquisitions of the Vail Marriott and The Lodge at Rancho Mirage, both of which achieve higher than average ADR's and are larger in size compared to the Company's other hotels. In addition, SRL&S's completion of the remodeling and renovation of the hotel and its new inventory of condominiums, which have rates typically two to three times higher than SRL&S's regular hotel rooms increased ADR. These ADR increases are offset by the Company's strategy to discount room rates at its hotels in proximity to the Company's ski resorts in an effort to drive skier visits. Lodging revenue was also negatively impacted by the overall downturn in the travel industry as a result of the September 11 terrorist attacks and the weak national economy.

Lodging operating expense. Lodging operating expense for fiscal 2002 was $137.3 million, an increase of $27.6 million, or 25.2%, compared to fiscal 2001. This increase is primarily attributable to the lodging acquisitions in fiscal 2002 and the expansion of infrastructure within the segment in order to better position it for growth. The increases relating to administrative expense discussed above in Mountain operating expense also pertain to Lodging operating expense, although to a smaller extent.

Lodging equity investment loss. Fiscal 2001 equity investment losses relate to the Company's investment in the reservations technology company, Lowther Ltd. In fiscal 2002, the Company sold its investment in Lowther, Ltd. and purchased a software license from it. Therefore, the Company no longer participates in the equity income/loss of that joint venture. Lodging equity losses incurred in fiscal 2002 are allocated losses from the Company's investments in employee housing ventures.

Real estate revenue. Revenue from real estate operations for fiscal 2002 was $63.9 million, an increase of $35.7 million, or 126.4%, compared to fiscal 2001. This increase as compared to fiscal 2001 was due primarily to single-family home-site sales at the new Arrowhead Mountain and Red Sky Ranch developments.

Real estate operating expense. Real estate operating expense for fiscal 2002 was $51.3 million, an increase of $28.2 million, or 122.1%, compared to fiscal 2001. This expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate, and also includes the selling, general and administrative expenses associated with the Company's real estate operations. The increase in real estate operating expense for fiscal 2002 as compared to fiscal 2001 is commensurate with the increase in real estate sales noted above.

Real estate equity investment income. Real estate equity investment income for fiscal 2002 was $2.7 million, a decrease of $4.3 million, or 61.0%, compared to fiscal 2001 due to a decrease in equity income from KRED, as the River Run development is nearing total sell out and there are lower levels of real estate inventory available for sale.

Depreciation and amortization. Depreciation and amortization expense was $68.5 million, an increase of $2.9 million, or 4.4%, for fiscal 2002 as compared to fiscal 2001. The increase was primarily attributable to an increased fixed asset base due to the acquisitions of The Lodge at Rancho Mirage, the Vail Marriott and Heavenly as well as fiscal 2002 capital improvements, offset by the reduced amortization expense from the adoption of FAS No. 142.

Interest expense. During fiscal 2002 and 2001 the Company recorded interest expense of $38.8 million and $31.7 million, respectively, relating primarily to the Credit Facility, the Industrial Development Bonds and the 1999 Notes. Interest on the 2001 Notes, which were issued in November 2001, represent the primary reason for the increase in interest expense over fiscal 2001, offsetting the lower interest rates on the Company's floating-rate debt in fiscal 2002 as well as a lower average outstanding balance on the Credit Facility for fiscal 2002 compared to fiscal 2001.

Sec Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs. As previously announced, the Company engaged its new auditors to do a complete re-audit of the years 1999-2001 and filed an amended 10-K for fiscal year 2001 reflecting all adjustments made as a result of the re-audit, in addition to the revision in accounting for the club fees. In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company. At that time, the inquiry related to the Company's previous accounting treatment for the private club initiation fees.

In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs. The Company is fully cooperating with the SEC in its investigation.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

Cash flows from the Company's operating activities were $154.6 million for the period ending July 31, 2003. Non-cash charges reflected in the $8.5 million net loss for the period included non-cash costs related to real estate sold of $45.5 million, depreciation and amortization expense of $82.2 million, deferred revenues related to private club initiation fees of $19.7 million, an increase in deferred taxes of $4.3 million, a $4.8 million asset impairment charge, debt discount amortization of $2.8 million, deferred financing cost amortization of $3.0 million and total non-cash compensation of $4.8 million. In addition, working capital changes included a $17.3 million increase in net income taxes receivable related to refunds due from estimated tax payments made in fiscal 2003 and amended returns, a $3.9 million decrease in notes receivable resulting primarily from payments received and a $4.6 million increase in accounts payable and accrued expenses due primarily to increased medical and workers' compensation reserves, severance accruals and bonus accruals.

Cash flows used in investing activities have historically consisted of payments for acquisitions, capital expenditures, and investments in real estate. Capital expenditures for fiscal 2003 were $106.3 million and investments in real estate for that period were $22.6 million. The primary projects included in capital expenditures were (i) completion of club and spa, (ii) completion of Red Sky golf course and clubhouse, (iii) expansion of Peak 7 at Breckenridge including a six-passenger chairlift and (iv) completion of the renovation of the Vail Marriott. The primary projects included in investments in real estate were (i) continued construction of the Red Sky Ranch golf courses and the related residential lot developments, (ii) construction of the Mountain Thunder Lodge condominium project at Breckenridge, (iii) planning activities related to the Vail "Front Door" redevelopment and (iv) investments in developable land and the planning and development of projects in and around each of the Company's resorts.

The Company currently estimates it will make capital expenditures of $40 to $50 million during fiscal 2004. In addition to normal, annual capital expenditures appropriate to maintaining the Company's reputation for high quality, the primary projects are anticipated to include (i) continued dining and lift improvements at Heavenly, (ii) completion of various Keystone in-village improvements and on-mountain snowmaking improvements, (iii) commercial space purchase in Avon, (iv) a high-speed lift in Beaver Creek and (v) incremental improvements to on-mountain or lodging facilities. Investments in real estate during fiscal 2004 are expected to total $18 to $28 million. Primary projects are anticipated to include (i) continued work on Vail "Front Door" and Lionshead redevelopment projects, (ii) completion of Red Sky Ranch golf and real estate development, (iii) Jackson Hole area golf and real estate development, and (iv) other planning and development projects in and around each of the Company's resorts. While the Company's capital expenditure plan is substantial, the Company has scaled back the amount and volume of capital projects, as compared to prior years, in order to prioritize its available capital resources.

The Company's cash flows used in investing activities also included a $380,000 net decrease in cash related to transactions with affiliates and $1.4 million used in other investing activities.

During fiscal 2003, the Company used $29.1 million in cash in its financing activities, consisting primarily of $24.8 million in net long-term debt payments, $3.9 million in payments of financing costs, and $926,000 distributed to minority shareholders of SSV. As of July 31, 2003, the Company had $96.6 million in outstanding letters of credit issued against the Credit Facility, primarily related to the metropolitan districts and employee housing entities discussed in Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, and construction and development activity. 32,321 employee stock options were exercised at exercise prices ranging from $6.85 to $13.80. Additionally, 90,095 shares of restricted stock were issued to management.

For the year ended July 31, 2002, cash flows from operating activities were $131.7 million. The Company's cash flows used in investing activities consisted of capital expenditures of $76.2 million, investments in real estate of $68.7 million, $164.8 million in cash paid in the acquisitions of Heavenly, The Lodge at Rancho Mirage, the Vail Marriott and RockResorts, $2.0 million of advances to affiliates, $6.5 million in net distributions received from equity-method investments, and $0.3 million cash received from the sale of fixed assets. The Company's financing activities provided $177.6 million in cash, primarily consisting of $186.5 million in net long-term debt borrowings and $0.2 million in proceeds from the exercise of stock options, net of $7.8 million in payments of financing costs.

For the year ended July 31, 2001, cash flows from operating activities were $108.9 million. Capital expenditures for fiscal 2001 were $57.8 million and investments in real estate for that period were $39.2 million. The Company's cash flows used in investing activities also included $19.5 million in cash paid for two hotels and other acquisitions, a $7.4 million loan to a joint venture, $15.5 million in net distributions from equity-method investments, and $0.5 million cash received from the sale of fixed assets. During fiscal 2001, the Company used $1.3 million in cash in its financing activities, consisting of $5.9 million in net long-term debt payments net of $4.3 million in proceeds from the exercise of stock options and $0.2 million generated by other financing activities.

In June 2003, the Company amended and restated its existing Credit Facility to provide debt financing up to an aggregate principal amount of $425 million. The Credit Facility, as amended, consists of (i) a $325 million revolving credit facility and (ii) a $100 million term loan. The Vail Corporation is the borrower under the Credit Facility, with Bank of America, N.A. and Fleet Bank as co-agents and certain other financial institutions as lenders. The Vail Corporation's obligations under the Credit Facility are guaranteed by Vail Resorts and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV. The proceeds of the loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. The revolving Credit Facility matures June 2007. Borrowings under the revolving Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin. The revolving Credit Facility also includes a quarterly unused commitment fee. Interest rates on the revolving Credit Facility fluctuate based upon the ratio of the Company's Funded Debt to Adjusted EBITDA, as defined in the Credit Facility, on a trailing twelve-month basis. Adjusted EBITDA for purposes of the Credit Facility is calculated on a basis specifically defined in the Credit Facility, and should not be presumed to be analogous to other measures of Adjusted EBITDA discussed elsewhere in this filing. The term loan matures December 2008 and bears interest at a rate of LIBOR plus a margin. The term loan is subject to annual amortization based upon 1% per annum of the original principal amount of the term loan facility. The Company has the option to prepay the term loan at any time; however, such repayments cannot subsequently be re-borrowed under the term loan facility. The Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as each ratio is defined in the Credit Facility). The terms of the Credit Facility address issues associated with the implementation of FIN No. 46, previously identified in the Company's Form 10-Q filing for the second fiscal quarter of 2003.

The Credit Facility was amended on October 2, 2003, with a July 31, 2003 effective date, to increase the Funded Debt to Adjusted EBITDA ratio, as defined in the Credit Facility, to be measured for the covenant compliance periods ending July 31, 2003 and October 31, 2003. The Company's anticipated ability to comply with the formerly applicable ratio had been adversely impacted by poorer than expected performance for fiscal 2003 due to the impacts of the war in Iraq, the general economic downturn and the slower than expected rebound in the overall lodging industry. The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2003. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2004. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

In May 2003, SSV amended and restated the SSV Facility as a three-year revolving credit facility which provides for debt financing up to an aggregate principal amount of $32.0 million. The SSV Facility, as amended, consists of (i) a $20.0 million revolving credit facility, (ii) an $8.0 million term loan A and (iii) a $4.0 million term loan B. Keybank N.A. is agent with certain other financial institutions as lenders. SSV's obligations under the SSV Facility are collateralized by substantially all of SSV's assets. The proceeds of the loans made under the SSV Facility may be used to fund SSV's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. Borrowings bear interest annually at SSV's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin. Interest rates on the borrowings fluctuate based upon the Consolidated Leverage ratio (as defined in the underlying agreement). The revolving credit facility matures May 2006. The revolving credit facility also includes a quarterly unused commitment fee. The term loan A matures May 2006. SSV must make quarterly principal payments on the term loan A in the amount of $285,715. SSV has the option to prepay the term loan A at any time; however, such repayments cannot subsequently be re-borrowed under the term loan A facility. The term loan B matures May 2006. SSV has the option to prepay the term loan B at any time; however, such repayments cannot subsequently be re-borrowed under the term loan B facility. The term loan B is backed by a $4.2 million letter of credit issued against the Company's Credit Facility. The SSV Facility provides for negative covenants that restrict, among other things, SSV's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the SSV Facility includes certain restrictive financial covenants, including the Consolidated Leverage ratio, Minimum Fixed Charge Coverage ratio and Minimum Net Worth (as defined in the SSV Facility).

Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service and capital expenditure requirements for at least the next twelve months.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $584.2 million, are currently recognized as liabilities in the Company's Consolidated Balance Sheet. Operating lease obligations, which total $53.7 million, are not recognized as liabilities in the Company's Consolidated Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations at the end of fiscal 2003 is as follows:
	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years
Long-Term Debt	$ 584,151	$ 27,931	$ 25,052	$ 18,540	$ 512,628
Operating Leases	53,693	8,820	14,597	11,588	18,688
Purchase Obligations	3,000	3,000	--	--	--
Other Long-Term Obligations (1)	17,000	--	--	--	--
Total Contractual Cash Obligations	$ 657,844	$ 39,751	$ 39,649	$ 30,128	$ 531,316

(1)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the various metropolitan districts as described in Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. This amount has been recorded as a liability of the Company; however, the specific time period of performance, if ever required, is currently unknown.

Off Balance Sheet Arrangements

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. The Company accounts for each of these investments under the equity method; under the equity method the Company absorbs up to 100% of these entities' losses. Each entity has issued interest-only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The letters of credit were issued by the Company to facilitate the housing entities' ability to obtain external financing. Those letters of credit expire October 31, 2004 (the Company anticipates these debt service agreements will be renewed). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds; $7.4 million of these guarantees expire May 1, 2004 and $5.9 million expire June 1, 2005. The proceeds of the Housing Bonds were used to construct the housing facilities. The letters of credit or guarantees would be triggered in the event that one of the entities defaults on required Tranche A payments. The guarantees would be triggered in the event that one of the entities defaults on required Tranche B debt service payments. Neither the letters of credit or guarantees have default provisions. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. In the event of a default under the land leases, the Company is able to terminate the land lease and effectively take ownership of the housing facilities. The Company has the right to rent a certain percentage of the units in the housing facilities to provide seasonal housing for its employees. Had the Company not entered into the leasing arrangements with these four entities, it is reasonably possible that the Company would have had to construct facilities, which would have required additional financing, in order to provide affordable housing for its employees. While the Company does not believe it reasonably likely that the letters of credit and guarantees in support of the employee housing entities' debt will be called upon, and historically have not been drawn upon, the Company is absorbing the equity method losses of the employee housing entities in excess of its ownership interests in these entities primarily because of these guarantees.

The Company has also issued letters of credit in support of the debt of the metropolitan districts (as more fully discussed in Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements). These entities constructed, own and operate municipal facilities supporting real estate developments created by the Company. The initial construction of the facilities was financed by the issuance of tax-exempt variable rate revenue bonds. The Company issued the letters of credit in support of these bonds as credit enhancement. Had the metropolitan districts not been formed, it is reasonable possible that the Company would have been required to construct these facilities itself. The Company does not believe that it is reasonably likely that the letters of credit backing the metropolitan districts debt will be called upon, and they historically have not been drawn upon, and therefore are not expected to have an effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. Also see Note 8, Variable Interest Entities, of the Notes to Consolidated Financial Statements for information regarding the Company's interests in variable interest entities.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires the Company to select appropriate accounting policies and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

The Company has identified the most critical accounting policies upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to (i) revenue recognition; (ii) deferred revenue; (iii) reserve estimates; (iv) intangible assets; (v) related party transactions; (vi) income taxes and (vii) real estate held for sale.

Revenue Recognition. Mountain and lodging revenues are derived from a wide variety of sources, including sales of lift tickets, ski/snowboard school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, private club dues and fees, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as products are delivered or services are performed. Revenues from real estate sales other than retail land sales are recognized when collectibility of the sales price is reasonably assured and the earnings process is virtually complete, generally upon transfer of title to the buyer. Contingent future profits are recognized only when realized. The Company applies the full accrual method of revenue recognition for retail land sales, and thereby recognizes revenue on retail land sales upon transfer of title to the buyer. If the Company has an obligation to complete improvements of lots sold or to construct amenities or other facilities applicable to lots sold after transfer of title with respect to retail land sales, then the Company utilizes the percentage of completion method of revenue recognition.

Deferred Revenue. In addition to deferring certain revenues related to the Real Estate segment, the Company records deferred revenue related to the sale of season ski passes, certain daily lift ticket products and private club initiation fees. Season pass revenue is recognized each time a season pass is used to access a ski resort based on a rate established using the total estimated visits of a season pass holder for the ski season. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary. Season pass revenue is ultimately fully recognized within the course of the ski season in which it is collected. Revenues from club initiation fees are initially deferred and recognized over the expected life of the club facilities.

Reserve Estimates. The Company uses estimates to record reserves for certain liabilities, including medical claims and workers' compensation (for which the Company is self-insured in Colorado), legal liabilities and liabilities for the completion of real estate sold by the Company, allowance for accounts receivable and metropolitan district interest subsidies, among other items. The Company estimates the total potential costs related to these liabilities that will be incurred, and records that amount as a liability in its financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

Intangible Assets. The Company frequently obtains intangible assets, primarily through business combinations. The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation. Because individual intangible assets (i) may be expensed immediately upon acquisition; (ii) amortized over their estimated useful life; or (iii) not amortized, the assigned values could have a material effect on current and future period results of operations. Further, intangibles are subject to certain judgments when evaluating impairment pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", discussed further in Note 6, Supplementary Balance Sheet Information, of the Notes to Consolidated Financial Statements.

Related Party Transactions. The Company from time to time enters into related party transactions (see Note 12, Related Party Transactions, of the Notes to Consolidated Financial Statements).

Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Balance Sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of July 31, 2003, the Company had a net current deferred tax asset of $10.1 million, which represented approximately 0.7% of total assets. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future to realize the benefit of the Company's remaining net deferred tax assets. The Company's assumptions of future profitable operations are supported by the Company's strong operating performance over the last several years (except in fiscal 2003) and the absence of factors that would indicate this trend would be unlikely to continue.

Real Estate Held for Sale. The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. Estimates of the remaining costs to be incurred for units that have been sold are accrued at the date of sale, based on management's best estimate.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN No. 45 as of January 1, 2003, which did not have a significant impact on its financial position or results of operations (see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements).

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after February 1, 2003, and to VIEs in which the Company obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer the implementation date for FIN No. 46, to financial statements issued for the first period ending after December 15, 2003. This deferral only applies to VIEs that existed prior to February 1, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements (see Note 8, Variable Interest Entities, of the Notes to Consolidated Financial Statements.)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities (or, in some circumstances, assets). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company does not expect the implementation of SFAS No. 150 will have a significant impact on its financial position or results of operations.

Inflation

Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the costs of operating resorts increases, the Company generally has been able to pass the increase on to its customers. However, there can be no assurance that increases in labor and other operating costs due to inflation will not have an impact on the Company's future profitability.

Seasonality and Quarterly Results

The Company's mountain and lodging operations are seasonal in nature. In particular, revenues and profits for the Company's mountain and most of its lodging operations are substantially lower and historically result in losses in the summer months. Conversely, GTLC's and certain managed properties' peak operating seasons occur during the summer months while the winter season generally results in operating losses due to closure of all revenue generating operations. However, revenues and profits generated by GTLC's summer operations and management fees from those managed properties are not sufficient to fully offset the Company's off-season losses from its mountain and lodging operations. During the 2003 fiscal year, 76.4% of total combined mountain and lodging revenues were earned during the second and third fiscal quarters. Quarterly results may be materially affected by the timing of snowfall and the integration of acquisitions. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. The Company is taking steps to smooth its earnings cycle by investing in additional summer activities, such as golf course development, and also through lodging acquisitions. (See Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

Economic Downturn

Skiing and tourism are discretionary recreational activities that can be impacted by a significant economic slowdown, which, in turn, could impact the Company's operating results. While the recent extended economic downturn has negatively impacted the Company's operating results, the Company had not historically been adversely impacted by economic downturns. There can be no assurance that a continued or future decrease in the amount of discretionary spending by the public would not have an adverse effect on the Company.

Unfavorable Weather Conditions

The ski industry's ability to attract visitors to its resorts is influenced by weather conditions and the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits. In the past 20 years the Company's Colorado ski resorts have averaged between 20 and 30 feet of annual snowfall and the Company's California ski resort receives average yearly snowfall of between 25 and 35 feet, significantly in excess of the average for U.S. ski resorts. However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the future. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. The Company believes that poor snow conditions early in the ski season during the 1998/99 and 1999/2000 ski seasons had an adverse effect on operating results for those periods. A severe and prolonged drought could affect the Company's otherwise adequate snowmaking water supplies. There is no way for the Company to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation.

Labor Market

The Company's resort and lodging operations are largely dependent on a seasonal workforce. The Company recruits worldwide to fill staffing needs each season, and utilizes H2B visas to enable the use of foreign workers. In addition, the Company manages seasonal wages and timing of the hiring process to ensure the appropriate workforce is in place. While the Company does not currently foresee the need to increase seasonal wages to attract employees, it cannot guarantee that such an increase would not be necessary in the future. In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers, who are an important source for the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact to results of operations.

Terrorist Acts upon the United States and Acts of War

The terrorist acts carried out against the United States on September 11, 2001 have had an adverse effect on the global travel and leisure industry. The war with Iraq and its aftermath also had an adverse effect on the Company. The Company cannot guarantee if or when normal travel and vacation patterns will resume. Additional terrorist acts against the United States and the declaration of war by the United States could result in further degradation of discretionary travel upon which the Company's operations are highly dependent. Such degradation could have a material adverse impact on the Company's results of operations.

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

  uncertainties and issues related to the restatements of earnings;
  adverse consequences resulting from the SEC investigation;
  general business and economic conditions and, specifically, continued or worsening economic slowdown;
  failure to achieve the anticipated cost savings and anticipated operational efficiency or, conversely, adverse consequences from cost reductions;
  competitive factors in the ski and resort industries;
  failure to successfully integrate acquisitions;
  the impact of the September 11, 2001 terrorist attacks or additional terrorist attacks on the travel industry and the Company;
  uncertainties and impacts of the threat of war or actual war;
  the impacts of SARS or similar unforeseen global events on the travel industry and the Company;
  expenses or adverse consequences arising from current or potential litigation against the Company, including the Wyoming cases;
  implications arising from the implementation of FIN No. 46, SFAS No. 150 and any other such new FASB/governmental legislation, rulings or interpretations; and
  the weather.

Readers are also referred to the uncertainties and risks identified elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2003, the Company had $133.9 million of variable rate indebtedness, representing 22.9% of the Company's total debt outstanding, at an average interest rate during fiscal 2003 of 5.6%. The Company's average interest rate is based on its various credit facilities and any associated letter of credit fees, unused fees and deferred financing charges (see Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements). Based on average floating-rate borrowings outstanding during the years ended July 31, 2003, 2002 and 2001, a 100-basis point change in LIBOR would have caused the Company's annual interest expense to change by $1.5 million, $938,000 and $89,000, respectively. The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2003, 2002 and 2001
Report of Independent Auditors	F-2

Consolidated Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Supplemental Schedule of Non-Cash Transactions	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedules:

The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements:

Schedule II Valuation and Qualifying Accounts	41

Report of Independent Auditors

To the Shareholders and Board of Directors

of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries (the "Company") at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended July 31, 2002 and 2001.

/s/ PricewaterhouseCoopers, LLC

Denver, Colorado

November 11, 2003

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2003	2002
		As Restated
Assets
Current assets:
Cash and cash equivalents	$ 7,874	$ 13,110
Restricted cash	11,066	12,855
Trade receivables, net of allowances of $1,091 and $367, respectively	37,830	31,837
Income taxes receivable	11,918	--
Inventories, net of reserves of $1,277 and $1,242, respectively	31,756	32,326
Deferred income taxes (Note 11)	10,123	10,376
Other current assets	6,428	8,855
Total current assets	116,995	109,359
Property, plant and equipment, net (Note 6)	932,251	912,314
Real estate held for sale and investment	123,223	161,778
Deferred charges and other assets	40,453	37,024
Notes receivable	9,059	10,965
Goodwill, net (Note 6)	145,049	139,600
Intangible assets, net (Note 6)	88,412	77,986
Total assets	$1,455,442	$1,449,026

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 6)	$ 152,039	$ 141,710
Income taxes payable (Note 11)	--	7,934
Long-term debt due within one year (Note 5)	27,931	4,754
Total current liabilities	179,970	154,398
Long-term debt (Note 5)	556,220	598,032
Other long-term liabilities	113,217	95,177
Deferred income taxes (Note 11)	78,808	72,222
Commitments and contingencies (Note 13)	--	--
Put option (Note 9)	1,822	1,569
Minority interest in net assets of consolidated joint ventures	29,159	23,624
Stockholders' equity (Note 17):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,835,042 and 27,714,220 shares issued and outstanding as of July 31, 2003 and 2002, respectively	278	277
Additional paid-in capital	415,306	415,688
Deferred compensation	(198)	(1,348)
Retained earnings	80,786	89,313
Total stockholders' equity	496,246	504,004
Total liabilities and stockholders' equity	$1,455,442	$1,449,026

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	July 31,
	2003	2002	2001
		-----As Restated-----

Net revenues:
Mountain	$470,148	$400,478	$391,373
Lodging	159,849	150,928	124,207
Real estate	80,401	63,854	28,200
Total net revenues	710,398	615,260	543,780
Operating expenses:
Mountain	370,779	308,896	299,414
Lodging	150,624	137,259	109,664
Real estate	66,642	51,326	23,110
Depreciation and amortization	82,242	68,480	65,580
Asset impairment charge (Note 10)	4,830	--	--
Loss on disposal of fixed assets	794	226	143
Total operating expenses	675,911	566,187	497,911
Income from operations	34,487	49,073	45,869
Other income (expense):
Mountain equity investment income, net	1,009	1,748	1,084
Lodging equity investment loss, net	(5,995)	(57)	(1,352)
Real estate equity investment income, net	3,962	2,744	7,043
Investment income	2,011	1,295	2,274
Interest expense	(50,001)	(38,788)	(31,735)
Gain on put option, net (Note 9)	1,569	--	--
Other income (expense), net	17	155	(38)
Minority interest in income of consolidated subsidiaries	(1,064)	(569)	(785)
Income (loss) before provision for income taxes	(14,005)	15,601	22,360
Benefit (provision) for income taxes (Note 11)	5,478	(6,843)	(10,908)
Income (loss) before cumulative effect of change in accounting principle	(8,527)	8,758	11,452
Cumulative effect of change in accounting principle, net of income taxes of $1,046	--	(1,708)	--
Net income (loss)	$ (8,527)	$ 7,050	$ 11,452

Per share amounts (basic) (Note 4):
Income (loss) before cumulative effect of change in accounting principle	$ (0.24)	$ 0.25	$ 0.33
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)	--
Net income (loss)	$ (0.24)	$ 0.20	$ 0.33

Per share amounts (diluted) (Note 4):
Income (loss) before cumulative effect of change in accounting principle	$ (0.24)	$ 0.25	$ 0.33
Cumulative effect of change in accounting principle, net of income taxes	--	(0.05)	--
Net income (loss)	$ (0.24)	$ 0.20	$ 0.33

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders' Equity
	Shares
	Class A	Common	Total	Amount
Balance, July 31, 2000	7,439,834	27,182,123	34,621,957	$ 346	$ 404,799	$ (165)	$ 71,381	$ 476,361
Cumulative effect of restatement adjustments	--	--	--	--	--	--	(570)	(570)
Balance, July 31, 2000 (as restated)	7,439,834	27,182,123	34,621,957	346	404,799	(165)	70,811	475,791
Net income (as restated)	--	--	--	--	--	--	11,452	11,452
Amortization of deferred compensation	--	--	--	--	--	387	--	387
Issuance of shares pursuant to options exercised and the issuance of restricted stock (Note 19)	--	499,268	499,268	5	4,319	--	--	4,324
Tax effect of stock option exercises	--	--	--	--	2,046	--	--	2,046
Restricted stock granted	--	--	--	--	696	(696)	--	--
Balance, July 31, 2001 (as restated)	7,439,834	27,681,391	35,121,225	351	411,860	(474)	82,263	494,000
Net income (as restated)	--	--	--	--	--	--	7,050	7,050
Amortization of deferred compensation	--	--	--	--	--	1,403	--	1,403
Issuance of shares pursuant to options exercised and issuance of restricted stock (Note 19)	--	32,829	32,829	--	151	--	--	151
Tax effect of stock option exercises	--	--	--	--	47	--	--	47
Reduction of deferred tax asset created in bankruptcy	--	--	--	--	1,353	--	--	1,353
Restricted stock granted	--	--	--	--	2,277	(2,277)	--	--
Balance, July 31, 2002 (as restated)	7,439,834	27,714,220	35,154,054	351	415,688	(1,348)	89,313	504,004
Net loss	--	--	--	--	--	--	(8,527)	(8,527)
Amortization of deferred compensation	--	--	--	--	--	1,346	--	1,346
Issuance of shares pursuant to options exercised (Note 19)	--	30,727	30,727	--	498	--	--	498
Purchase of stock pursuant to issuance of restricted shares, net	--	90,095	90,095	1	(1,163)			(1,162)
Tax effect of stock option exercises	--	--	--	--	87	--	--	87
Forfeiture of unvested restricted stock granted	--	--	--	--	(58)	58	--	--
Restricted stock granted	--	--	--	--	254	(254)	--	--
Balance, July 31, 2003	7,439,834	27,835,042	35,274,876	$ 352	$ 415,306	$ (198)	$ 80,786	$ 496,246

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2003	2002	2001
Cash flows from operating activities:		-----As Restated-----

Net income (loss)	$ (8,527)	$ 7,050	$ 11,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,242	68,480	65,580
Non-cash cost of real estate sales	45,473	30,317	7,687
Asset impairment	4,830	--	--
Non-cash compensation related to stock grants (Note 19)	1,345	1,403	387
Other non-cash compensation	3,420	1,966	1,887
Non-cash equity income (loss)	1,024	(4,435)	(6,775)
Other non-cash income (expense)	86	(677)	(569)
Gain on put option	(1,569)	--	--
Initiation fee revenue recognized	(3,296)	(4,742)	(2,586)
Deferred financing costs amortized	2,952	2,544	1,772
Debt reduction	307	--	--
Amortization of debt discount	2,789	1,386	--
Loss on disposal of fixed assets	794	226	143
Deferred income taxes, net (Note 11)	4,275	(3,262)	5,529
Tax effect related to issuance of stock options	87	47	2,046
Minority interest in net income of consolidated subsidiaries	1,064	569	785
Cumulative effect of change in accounting principle, net	--	1,708	--
Changes in assets and liabilities:
Restricted cash	1,789	6,454	(9,462)
Accounts receivable	(83)	(4,954)	13,675
Notes receivable, net	3,928	(84)	--
Inventories	570	(2,711)	(2,799)
Accounts payable and accrued expenses	4,578	(11,628)	16,955
Deferred initiation fee revenue	19,652	30,429	17,871
Income taxes receivable/payable	(17,288)	8,873	(3,584)
Other assets and liabilities	4,128	2,715	(11,051)
Net cash provided by operating activities	154,570	131,674	108,943
Cash flows from investing activities:
Cash paid in ski resort acquisition, net of cash acquired (Note 21)	--	(99,359)	--
Cash paid in hotel acquisitions, net of cash acquired (Note 21)	--	(57,376)	(16,927)
Cash paid in other acquisitions, net of cash acquired (Note 21)	--	(8,035)	(2,547)
Investments in joint ventures	(1,600)	(120)	(5,135)
Distributions from joint ventures	3,120	6,669	20,681
Advances to affiliate	(1,900)	(2,000)	(7,400)
Capital expenditures	(106,338)	(76,234)	(57,814)
Investments in real estate	(22,572)	(68,705)	(39,172)
Other investing	(2,068)	--	--
Cash received from disposal of fixed assets	635	267	546
Net cash used in investing activities	(130,723)	(304,893)	(107,768)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	458,446	737,331	224,071
Payments on long-term debt	(483,247)	(550,811)	(229,926)
Proceeds from the exercise of stock options	498	151	4,324
Payment of financing costs	(3,854)	(7,766)	--
Distribution from joint venture to minority shareholder	(926)	(1,261)	(856)
Proceeds from cancellation of swap agreements	--	--	1,076
Net cash provided by (used in) financing activities	(29,083)	177,644	(1,311)
Net increase (decrease) in cash and cash equivalents	(5,236)	4,425	(136)
Cash and cash equivalents:
Beginning of period	13,110	8,685	8,821
End of period	$ 7,874	$ 13,110	$ 8,685

Cash paid for interest, net of amounts capitalized	$ 44,914	$ 33,158	$ 29,738
Taxes paid, net of refunds received	7,703	2,335	6,780

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions

(In thousands)

	Year Ended
	July 31,
	2003	2002	2001
Note issued in acquisition of hotel	$ --	$ 21,600	$ --
Debt assumed in acquisitions	--	3,037	--
Note issued in exchange for Mission Hills Country Club memberships	--	1,863	--
Land contribution in formation of Bachelor Gulch Resort, LLC	--	--	3,438

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") owns and operates four world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. The Company, through a subsidiary, also owns and operates Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of The Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company holds a majority interest in RockResorts, a luxury hotel management company. The Company also holds a 51.9% interest in SSI Venture LLC ("SSV"), a retail/rental company. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature. The Company's mountain and most of its lodging operations typically have operating seasons from late October through April. The Company's operations at GTLC generally run from mid-May through mid-October.

2.  Restatements

The Company has restated its Consolidated Financial Statements as of and for the years ended July 31, 2002 and 2001 for the adjustments discussed below. The total of these adjustments, net of income taxes, is $3.3 million, resulting in reductions to net income of $516,000 in fiscal 2002, $2.2 million in fiscal 2001 and $570,000 related to the three fiscal years prior to fiscal 2001.

Employee housing joint venture accounting: The Company has ownership interests in four entities which own and operate seasonal employee housing facilities (see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more detailed information regarding these entities). The Company has historically accounted for these entities under the equity method of accounting, recording its pro rata share of their profits or losses based on the Company's ownership percentage, which ranges from 26% to 50%. Three of the entities have accumulated deficits in excess of the respective partners' investments in and advances to the entities that arose primarily from depreciation expense recorded, as the entities are generally designed to operate on a cash flow neutral basis. The Company had historically recorded its proportionate equity ownership share of the entities' losses, reducing the carrying amount of its investments in the entities below zero. This had been done due to the letters of credit issued against the Company's Credit Facility that support a portion of the entities' debt. After further review this fiscal year of the structure of the entities and each of the partners' obligations, the Company determined that it should have recorded 100% of the losses in excess of the other shareholders' investments in and advances to the entities, as those other shareholders have no legal obligation to absorb or fund the losses and it is unlikely that the other shareholders would fund their share of such losses. In addition, the Company also determined that the financial statements prepared by the entities which it had historically used to record its equity-method profit or loss were prepared on a tax basis; therefore, the restatement includes the adjustments necessary to convert the entities' financial statements from a tax basis to generally accepted accounting principles. The adjustments related to employee housing joint venture accounting decrease net income by $178,000 in fiscal 2002 and by $334,000 in fiscal 2001, and decrease beginning retained earnings by $641,000 in fiscal 2001 for adjustments related to prior periods.

Executive deferred compensation: The Company compensates its Chief Executive Officer ("CEO") with a package that included cash, restricted stock and stock options, membership interests in several of the Company's lunch and golf clubs, and awards of property (see Note 18, Non-Cash Deferred Compensation). With respect to one of the property awards, at the time of grant, the Company estimated the fair value for the purpose of determining the amount of compensation cost to be recognized. In 2003, a transaction entered into by the CEO caused the Company to reconsider whether its estimates made at the date of grant were proper. The Company determined that its estimate was incorrect and required retroactive adjustment. The compensation expense recorded in 2002 and 2001 has been adjusted primarily to reflect the appropriate estimate of fair market value of the homesite itself. The deferred compensation adjustments include a $399,000 increase to fiscal 2002 net income and a $1.8 million decrease to fiscal 2001 net income.

Interest income from Bachelor Gulch Resort, LLC ("BG Resort"): The Company received interest payments from BG Resort (a 49%-owned joint venture accounted for under the equity method) in fiscal 2002 and 2001 on loans and advances made by the Company to BG Resort, which the Company recorded as interest income at the time. In fiscal 2003, the Company became aware that BG Resort had capitalized these interest payments as a component of the costs of the Ritz-Carlton, Bachelor Gulch construction, which would have required an elimination entry associated with Vail's ownership share of the entity to be recorded by the Company. As such, the Company is deferring the recognition of interest income related to its 49% ownership interest in BG Resort and is recognizing the effects of this deferral as a basis difference as BG Resort records the related cost of sales and depreciation expense. This adjustment decreases fiscal 2002 net income $217,000 and fiscal 2001 net income $170,000.

Capitalized interest on investment in BG Resort: The Company is required to capitalize the interest incurred with respect to its investments in and loans and advances to BG Resort during the pre-opening construction period from July 1999 through November 2002 of the Ritz-Carlton, Bachelor Gulch. The Company had expensed these interest costs as incurred, and is therefore restating the prior periods to reduce the interest expense recorded and increase the investment in BG Resort. This adjustment increases fiscal 2002 net income $182,000 and fiscal 2001 net income $211,000 and includes a $72,000 increase to fiscal 2001 beginning retained earnings for interest incurred in fiscal 2000.

Depreciation expense and other related items: During the fiscal 2003 year-end review process, the Company discovered that certain constructed fixed assets were not transferred from construction in process upon completion in a timely manner, resulting in an understatement of depreciation for the related periods. In addition, in relation to this adjustment, the Company also determined that it had eligible qualifying expenditures pursuant to FAS 34, "Capitalization of Interest", but did not record the associated capitalization of interest. The adjustments include corrections to the historical accounting for each of these items, and decrease fiscal 2002 net income by $702,000 and fiscal 2001 net income by $52,000.

The total impact of the restatement and prior period adjustments (in thousands) included in this filing as compared to the financial statements previously reported in the Company's 10-K for the year ended July 31, 2002 is summarized below (only line items that were impacted are presented):

Balance Sheet:
	As of July 31, 2002			As of July 31, 2001
	Previously	As	Percent	Previously	As	Percent
	Reported	Restated	Change	Reported	Restated	Change

Deferred income taxes	$ 10,433	$ 10,376	(0.5)%	$ 12,647	$ 12,693	0.4%
Total current assets	109,416	109,359	(0.1)%	102,900	102,946	0.0%

Property, plant and equipment, net	913,806	912,314	(0.2)%	691,117	691,033	0.0%
Deferred charges and other assets	34,159	37,024	8.4%	29,089	29,545	1.6%

Total assets	1,447,710	1,449,026	0.1%	1,188,128	1,188,546	0.0%

Accounts payable and accrued expenses	140,230	141,710	1.1%	129,150	131,037	1.5%
Total current liabilities	152,918	154,398	1.0%	130,896	132,783	1.4%

Other long-term liabilities	90,584	95,177	5.1%	61,178	63,019	3.0%
Deferred income taxes	73,434	72,222	(1.7)%	91,590	91,028	(0.6)%
Minority interest in net assets of consolidated joint ventures	23,905	23,624	(1.2)%	21,081	21,081	0.0%

Retained earnings	92,577	89,313	(3.5)%	85,012	82,263	(3.2)%

Total stockholders' equity	507,268	504,004	(0.6)%	496,749	494,000	(0.6)%

Total liabilities and stockholders' equity	1,447,710	1,449,026	0.1%	1,188,128	1,188,546	0.0%

Statement of Operations:
	Year Ended July 31, 2002			Year Ended July 31, 2001
	Previously	As	Percent	Previously	As	Percent
	Reported	Restated	Change	Reported	Restated	Change
Operating expenses:
Mountain expense	$ 309,201	$ 308,896	(0.1)%	$ 298,014	$ 299,414	0.5%
Lodging expense	137,190	137,259	0.1%	109,316	109,664	0.3%
Real estate expense	51,352	51,326	(0.1)%	22,971	23,110	0.6%
Depreciation and amortization	67,027	68,480	2.2%	65,478	65,580	0.2%
Total operating expenses	564,996	566,187	0.2%	495,922	497,911	0.4%

Income from operations	50,264	49,073	(2.4)%	47,858	45,869	(4.2)%

Mountain equity investment income, net	1,977	1,748	(11.6)%	1,514	1,084	(28.4)%
Lodging equity investment loss, net	--	(57)	(100.0)%	(1,245)	(1,352)	(8.6)%
Investment income	1,644	1,295	(21.2)%	2,547	2,274	(10.7)%
Interest expense	(39,271)	(38,788)	1.2%	(32,093)	(31,735)	1.1%
Minority interest in net income of consolidated joint ventures	(850)	(569)	(33.1)%	(785)	(785)	0.0%
Income before provision for income taxes	16,663	15,601	(6.4)%	24,801	22,360	(9.8)%

Provision for income taxes	(7,390)	(6,843)	7.4%	(11,170)	(10,908)	2.3%

Income before cumulative effect of change in accounting principle	9,273	8,758	(5.6)%	13,631	11,452	(16.0)%

Net income	7,565	7,050	(6.8)%	13,631	11,452	(16.0)%

Per share amounts (basic):
Income before cumulative effect of change in accounting principle	0.26	0.25	(3.8)%	0.39	0.33	(15.4)%
Net income	0.21	0.20	(4.8)%	0.39	0.33	(15.4)%

Per share amounts (diluted):
Income before cumulative effect of change in accounting principle	0.26	0.25	(3.8)%	0.39	0.33	(15.4)%
Net income	0.21	0.20	(4.8)%	0.39	0.33	(15.4)%

3.  Summary of Significant Accounting Policies

Principles of Consolidation--The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which the Company holds a controlling interest. Investments in joint ventures in which the Company does not have a controlling interest are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash--Restricted cash represents amounts held as state-regulated reserves for self-insured workers' compensation claims, owner and guest advance deposits held in escrow for lodging reservations and advance deposits held in escrow for real estate sales. The workers' compensation reserve, which was $8.8 million at July 31, 2003, is permitted to be invested in highly liquid U.S. Treasury and similar-grade obligations. As of July 31, 2003, approximately $8.2 million of the reserve balance was held in such investments, which the Company has classified as available-for-sale.

Trade and Notes Receivable--The Company records trade accounts receivable in the normal course of business related to the sale of products or services. The Company charges interest on past due accounts at a rate of 18% per annum. The allowance for doubtful accounts is based on a percentage of related revenues, and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility. Write-offs are evaluated on a case by case basis. Delinquency status on accounts receivable is based on contractual terms.

Inventories--The Company's inventories consist primarily of purchased retail goods, food and beverage items, and spare parts. Inventories are stated at the lower of cost or fair value, determined using primarily an average weighted cost method. The Company records a reserve for anticipated shrinkage and obsolete or unusable inventory.

Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation. Routine repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related equipment or extend the useful life are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related gain or loss is included in operating income. Depreciation is calculated on the straight-line method based on the following useful lives:

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

Ski trails are depreciated over the remaining life of the respective United States Forest Service permits at the date the ski trail is put into service. The terms of the United States Forest Service permits are as follows (see also Part I, Item I, "Regulation and Legislation" of this Form 10-K):

Permit	Expiration Date
Vail	October 31, 2031
Breckenridge	December 31, 2029
Keystone	December 31, 2032
Beaver Creek	December 31, 2038
Heavenly	May 1, 2042

The Company capitalizes interest on construction projects expected to take longer than one year to complete and cost more than $1 million. Interest capitalized on resort projects during fiscal years 2003, 2002 and 2001 totaled $405,000, $246,000 and $18,000, respectively.

Real Estate Held for Sale--The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Selling expenses are charged against income in the period incurred. The Company capitalizes interest on real estate projects expected to take longer than one year to complete and cost more than $1 million. Interest capitalized on real estate development projects during fiscal years 2003, 2002 and 2001 totaled $0.8 million, $1.6 million and $1.3 million, respectively.

The Company is a member in KRED, which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in KRED, including the Company's equity earnings from the inception of KRED, is reported as real estate held for sale in the accompanying consolidated balance sheets as of July 31, 2003 and 2002. The Company recorded an equity loss of $1.0 million for the fiscal year ended July 31, 2003 and equity income of $2.7 million and $7.0 million for the fiscal years ended July 31, 2002 and 2001, respectively, related to KRED.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective lives of the applicable debt issues.

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million with maturities in December 2002. In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain was deferred and recognized over the remaining life of the related debt, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7 ("EITF"), "Termination of Interest Rate Swaps". The Company had recognized the full $1.1 million gain related to the cancellation of the Swap Agreements as of December 2002.

Goodwill and Intangible Assets--Upon emergence from bankruptcy on October 8, 1992, the Company's reorganization value exceeded the amounts allocated to the net tangible and other intangible assets of the Company. This excess reorganization value has been classified as an intangible asset on the Company's consolidated balance sheet. The excess reorganization value was reduced $10.4 million from July 31, 2001 to July 31, 2002 related to the completion in 2002 of certain income tax examinations covering the periods prior to the Company's emergence from bankruptcy in 1992. The $10.4 million adjustment reduced the net book value of the excess reorganization value to zero as of July 31, 2002. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, intellectual property, United States Forest Service permits and franchise agreements. As proscribed in SFAS No. 142, goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to annual impairment testing. The Company tests annually for impairment under SFAS No. 142 as of May 1; the Company found no impairment during fiscal 2003. The following comparable table reconciles fiscal 2001 net income to adjusted income as if SFAS No. 142 was effective in that year (in thousands, except per share amounts):

	For the Year Ended July 31,
	2003	2002	2001
		(As Restated)
Net Income:
Reported net income	$ (8,527)	$ 7,050	$ 11,452
Goodwill amortization	--	--	2,790
Excess reorganization value amortization	--	--	572
Trademark amortization	--	--	683
Other intangible asset amortization	--	--	69
Adjusted net income	$ (8,527)	$ 7,050	$ 15,566

Basic earnings per share:
Reported earnings per share	$ (0.24)	$ 0.20	$ 0.33
Goodwill amortization	--	--	0.08
Excess reorganization value amortization	--	--	0.02
Trademark amortization	--	--	0.02
Other intangible asset amortization	--	--	0.00
Adjusted earnings per share	$ (0.24)	$ 0.20	$ 0.45

Diluted earnings per share:
Reported earnings per share	$ (0.24)	$ 0.20	$ 0.33
Goodwill amortization	--	--	0.08
Excess reorganization value amortization	--	--	0.02
Trademark amortization	--	--	0.02
Other intangible asset amortization	--	--	0.00
Adjusted earnings per share	$ (0.24)	$ 0.20	$ 0.45

Other intangibles are recorded net of accumulated amortization in the accompanying balance sheets and amortized using primarily the straight-line method over their estimated useful lives (1-20 years).

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of July 31, 2003, the Company determined that an option held on certain real property was impaired. See Note 10, Impairment Charge, for more information related to this impaired investment.

Revenue Recognition--Mountain and lodging revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, private club dues, real estate brokerage, conventions, golf course greens fees, licensing and sponsoring activities and other recreational activities, and are recognized as products are delivered or services are performed. Revenues from private club initiation fees are recognized over the estimated life of the club facilities.

Revenues from real estate sales other than retail land sales are recognized when collectibility of the sales price is reasonably assured and the earnings process is virtually complete, generally upon transfer of title to the buyer. Contingent future profits are recognized only when realized. The Company applies the full accrual method of revenue recognition for retail land sales, and thereby recognizes revenue on retail land sales upon transfer of title to the buyer. If the Company has an obligation to complete improvements of lots sold or to construct amenities or other facilities applicable to lots sold after transfer of title with respect to retail land sales, then the Company utilizes the percentage of completion method of revenue recognition. The Company has not recorded any accounts receivable related to retail land sales as of July 31, 2003 or 2002. The Company does not have obligations to complete improvements or construct facilities with respect to retail land sale developments from which sales have been made, and as such the Company has not recorded any liability as of July 31, 2003 or 2002 and does not anticipate any future costs related thereto.

Deferred Revenue-- In addition to deferring certain revenues related to the Real Estate segment as noted above, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary. The Company also records deferred revenue related to the initiation fees collected in association with the Company's private membership clubs, which are then recognized over the estimated life of the club facilities.

Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims and workers' compensation (for which the Company is self-insured in Colorado), legal liabilities and liabilities for the completion of real estate sold by the Company, allowance for doubtful accounts and metropolitan district interest subsidies, among other items. The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

Advertising Costs--Advertising costs are expensed at the time such advertising commences. Advertising expense for the fiscal years ended July 31, 2003, 2002 and 2001 was $16.0 million, $16.5 million and $18.5 million, respectively. At July 31, 2003 and 2002, prepaid advertising costs of $234,000 and $57,000, respectively, are reported as current assets in the Company's consolidated balance sheets.

Income Taxes--The Company uses the liability method of accounting for income taxes as proscribed by SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheet and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. (See Note 11, Income Taxes, for more information related to Deferred Tax Assets and Liabilities.)

Net Income/(Loss) Per Share--In accordance with SFAS No. 128, "Earnings Per Share", the Company computes net income per share on both the basic and diluted basis (See Note 4, Net Income (Loss) Per Common Share).

Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Credit Facilities approximates book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Senior Subordinated Notes, Industrial Development Bonds and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The estimated fair values of the Senior Subordinated Notes, Industrial Development Bonds and other long-term debt at July 31, 2003 and 2002 are presented below (in thousands):

	July 31, 2003		July 31, 2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Subordinated Notes	$353,858	$374,121	$353,108	$355,470
Industrial Development Bonds	61,700	72,021	63,200	71,761
Other Long-Term Debt	34,733	36,174	31,578	33,913

Stock Compensation-- At July 31, 2003, the Company had four stock-based compensation plans. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	July 31,
	2003	2002	2001
		As Restated

Net income (loss)
As reported	$ (8,527)	$ 7,050	$11,452
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,926)	(3,505)	(3,734)
Pro forma	(10,453)	3,545	7,718

Basic net income (loss) per common share
As reported	$ (0.24)	$ 0.20	$ 0.33
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0.05)	(0.10)	(0.11)
Pro forma	(0.29)	0.10	0.22

Diluted net income (loss) per common share
As reported	$ (0.24)	$ 0.20	$ 0.33
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0.05)	(0.10)	(0.11)
Pro forma	(0.29)	0.10	0.22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for each year, expected volatility of 32.2%, 38.5% and 35.9%; risk-free interest rates of 2.19%, 3.92% and 5.99%; and an expected life of five years for each year. The weighted-average grant-date fair value per share of stock options granted in the fiscal years ended July 31, 2003, 2002 and 2001 was $5.17, $5.72 and $7.98, respectively.

Concentration of Credit Risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions. At times, such investments may be in excess of FDIC insurance limits. Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets in which the Company transacts, as well as their dispersion across many geographical areas. As a result, as of July 31, 2003, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses, but does require advance deposits on certain transactions, and historical losses have been within management's expectations. The Company does not enter into financial instruments for trading or speculative purposes. The Company has no financial instrument contracts currently outstanding.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Financial Statements as of and for the years ended July 31, 2002 and 2001 to conform to the current period presentation.

New Accounting Pronouncements -- In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN No. 45 as of January 1, 2003, which did not have a significant impact on its financial position or results of operations (see Note 13, Commitments and Contingencies).

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after February 1, 2003, and to VIEs in which the Company obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer the implementation date for FIN No. 46, to financial statements issued for the first period ending after December 15, 2003. This deferral only applies to VIEs that existed prior to February 1, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements (see Note 8, Variable Interest Entities).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity; and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities (or in some circumstances assets). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company does not expect the implementation of SFAS No. 150 will have a significant impact on its financial position or results of operations.

4.  Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

	Fiscal Year Ended
	July 31,
	2003		2002		2001
			---------------As Restated ---------------
	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$ (8,527)	$ (8,527)	$ 8,758	$ 8,758	$ 11,452	$ 11,452
Cumulative effect of change in accounting principle, net of income taxes	--	--	(1,708)	(1,708)	--	--
Net income (loss)	$ (8,527)	$ (8,527)	$ 7,050	$ 7,050	$ 11,452	$ 11,452

Weighted-average shares outstanding	35,170	35,170	35,141	35,141	34,910	34,910
Effect of dilutive securities	--	--	--	41	--	213
Total shares	35,170	35,170	35,141	35,182	34,910	35,123

Income (loss) before cumulative effect of change in accounting principle per common share	$ (0.24)	$ (0.24)	$ 0.25	$ 0.25	$ 0.33	$ 0.33
Cumulative effect of change in accounting principle, net of income taxes, per common share	--	--	(0.05)	(0.05)	--	--
Net income (loss) per common share	$ (0.24)	$ (0.24)	$ 0.20	$ 0.20	$ 0.33	$ 0.33

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 2,495,000, 2,215,000 and 1,214,000, in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, the shares were anti-dilutive due to the Company's net loss position. In fiscal 2002 and 2001, shares were anti-dilutive because their exercise prices were greater than the average share price during the respective fiscal years.

5.  Long-Term Debt

Long-term debt as of July 31, 2003 and July 31, 2002 is summarized as follows (in thousands):

		July 31,	July 31,
	Maturity (f)	2003	2002

Industrial Development Bonds (a)	2004-2020	$ 61,700	$ 63,200
Credit Facilities (b)	2006-2009	133,860	154,900
Senior Subordinated Notes(c)	2009	360,000	360,000
Discount on Senior Subordinated Notes (c)		(6,142)	(6,892)
Olympus Note (d)	2004	25,000	25,000
Discount on Olympus Note (d)		(656)	(2,521)
Other (e)	2004-2029	10,389	9,099
		584,151	602,786
Less: Current Maturities		27,931	4,754
		$ 556,220	$ 598,032

(a)

The Company has outstanding $61.7 million of Industrial Development Bonds (collectively, the "Industrial Development Bonds"). $41.2 million of the Industrial Development Bonds were issued by Eagle County, Colorado (the "Eagle County Bonds") and mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. The Promissory Note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the U.S. Forest Service Permits for Vail Mountain and Beaver Creek Mountain. In addition, the Company has outstanding two series of refunding bonds (collectively, the "Summit County Bonds"). The Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $19.0 million, maturing in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in 2006 and 7.875% for bonds maturing in 2008. The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in 2010 and bear interest at 7.375%. The Company made a principal payment of $1.5 million during the quarter ended October 31, 2002. The Promissory Note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to The Bank of New York as Trustee under the Indenture of Trust. The Promissory Note is also collateralized in accordance with a Guaranty from Ralston Purina Company (subsequently assumed by The Vail Corporation) to the Trustee for the benefit of the registered owners of the bonds.

(b)

In June 2003, the Company amended and restated its credit facility ("Credit Facility") to provide debt financing up to an aggregate principal amount of $425 million. The Credit Facility, as amended, consists of (i) a $325 million revolving credit facility and (ii) a $100 million term loan. The Vail Corporation is the borrower under the Credit Facility, with Bank of America, N.A. as agent and certain other financial institutions as lenders. The Vail Corporation's obligations under the Credit Facility are guaranteed by Vail Resorts and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV. The proceeds of loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. The revolving Credit Facility matures June 2007. Borrowings under the revolving Credit Facility bear interest annually at the Company's option at the rate of (i) LIBOR plus a margin (3.62% at July 31, 2003) or (ii) the agent's prime lending rate plus a margin (5.00% at July 31, 2003). The revolving Credit Facility also includes a quarterly unused commitment fee. The unused commitment fee is equal to a percentage determined by the Funded Debt to Adjusted EBITDA ratio, as defined in the Credit Facility, times the daily amount by which the revolving Credit Facility commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends. Interest rates on the revolving Credit Facility fluctuate based upon the ratio of the Company's Funded Debt to Adjusted EBITDA on a trailing twelve-month basis. The term loan matures December 2008 and bears interest at a rate of LIBOR plus a margin (3.99% at July 31, 2003). The term loan is subject to annual amortization based upon 1% per annum of the original principal amount of the term loan facility. The Company has the option to prepay the term loan at any time; however, such repayments cannot subsequently be re-borrowed under the term loan facility. The principal amount outstanding on the Credit Facility was $111.8 million as of July 31, 2003. The principal amount outstanding on the term loan (included in the Credit Facility) was $99.75 million at July 31, 2003. The Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as defined in the Credit Facility). The terms of the Credit Facility address issues associated with the implementation of FIN No. 46, previously identified in the Company's Form 10-Q filing for the second fiscal quarter of 2003. The Credit Facility was amended on October 2, 2003, with a July 31, 2003 effective date, to increase the Funded Debt to Adjusted EBITDA ratio to be measured for the covenant compliance periods ending July 31, 2003 and October 31, 2003. The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2003. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2004. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

SSI Venture LLC ("SSV"), a retail/rental joint venture in which the company has a 51.9% ownership interest, has a credit facility ("SSV Facility") which was amended and restated in May 2003. The SSV Facility is a three-year revolving credit facility which provides for debt financing up to an aggregate principal amount of $32.0 million. The SSV Facility, as amended, consists of (i) a $20.0 million revolving credit facility, (ii) an $8.0 million term loan A and (iii) a $4.0 million term loan B. Keybank N.A. is agent with certain other financial institutions as lenders. SSV's obligations under the SSV Facility are collateralized by substantially all of SSV's assets. The proceeds of the loans made under the SSV Facility may be used to fund SSV's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. Borrowings bear interest annually at SSV's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin. Interest rates on the borrowings fluctuate based upon the Consolidated Leverage ratio (as defined in the underlying agreement). The revolving Credit Facility matures May 2006. The revolving Credit Facility also includes a quarterly unused commitment fee. The term loan A matures May 2006. SSV must make quarterly principal payments on the term loan A in the amount of $285,715. SSV has the option to prepay the term loan A at any time; however, such repayments cannot subsequently be re-borrowed under the term loan A facility. The term loan B matures May 2006. SSV has the option to prepay the term loan B at any time; however, such repayments cannot subsequently be re-borrowed under the term loan B facility. The term loan B is backed by a $4.2 million letter of credit issued against the Company's Credit Facility. The principal amount outstanding on the SSV Facility was $22.1 million as of July 31, 2003. The average rate for the fiscal years ending July 31, 2003 and 2002 were 2.9% and 4.5%, respectively. The SSV Facility provides for negative covenants that restrict, among other things, SSV's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the SSV Facility includes certain restrictive financial covenants, including the Consolidated Leverage ratio, Minimum Fixed Charge Coverage ratio and Minimum Net Worth (as defined in the SSV Facility).

(c)

The Company has outstanding $360 million of Senior Subordinated Notes (collectively, the "Notes"), $200 million of which were issued in May 1999 (the "1999 Notes") and $160 million of which were issued in November 2001 (the "2001 Notes"). The 1999 Notes and 2001 Notes have substantially similar terms. The 2001 Notes were issued with an original issue discount for federal income tax purposes that yielded gross proceeds to the Company of approximately $152.6 million. The Notes have a fixed annual interest rate of 8.75%, with interest due semi-annually on May 15 and November 15. The Notes will mature on May 15, 2009 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the Notes. Substantially all of the Company's subsidiaries have guaranteed the Notes (see Note 23, Guarantor Subsidiaries and Non-Guarantor Subsidiaries). The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by all of the Company's consolidated subsidiaries designated as Guarantors, as defined in the underlying Indenture.

(d)

In connection with the Company's acquisition of Rancho Mirage in November 2001, the Company entered into a note payable to Olympus Real Estate Partners (the "Olympus Note"). The Olympus Note has a principal amount of $25 million and matures November 15, 2003. The terms do not provide for interest; therefore, the Company has imputed an interest rate of 8% per annum, which has been recorded as a discount on the Olympus Note and is being amortized as interest expense over the life of the Olympus Note. The Company repaid the Olympus Note on August 14, 2003 with funds from incremental borrowings under the Credit Facility, as amended.

(e)	Other obligations bear interest at rates ranging from 5.45% to 18.3% and have maturities ranging from fiscal 2004 to 2029.

(f)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2003 are as follows (in thousands):

2004	$ 27,931
2005	3,660
2006	21,392
2007	17,291
2008	1,249
Thereafter	512,628
Total debt	$584,151

The Company incurred gross interest expense of $51.5 million, $40.9 million and $33.4 million for the fiscal years ended July 31, 2003, 2002 and 2001, respectively. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

6.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2003	2002
		As Restated

Land and land improvements	$ 239,185	$ 223,818
Buildings and terminals	545,927	475,715
Machinery and equipment	355,287	264,169
Automobiles and trucks	21,550	18,581
Furniture and fixtures	105,687	145,765
Construction in progress	15,597	63,083
	1,283,233	1,191,131
Accumulated depreciation	(350,982)	(278,817)
Property, plant and equipment, net	$ 932,251	$ 912,314

Depreciation expense for the fiscal years ended July 31, 2003, 2002 and 2001 totaled $78.4 million, $65.1 million and $55.7 million, respectively.

The composition of intangible assets follows:

	July 31,
	2003	2002
Indefinite lived intangible assets
Trademarks	$ 58,291	$ 58,008
Water rights	11,180	--
Other intangible assets	8,047	6,224
Excess reorganization value	14,145	14,145
	91,663	78,377
Accumulated amortization	(24,752)	(24,752)
Indefinite lived intangible assets, net	66,911	53,625

Goodwill
Goodwill	162,403	156,954
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	145,049	139,600

Amortizable intangible assets
Trademarks	293	250
Customer lists	17,814	17,814
Property management contracts	12,042	12,042
Intellectual property	4,754	6,254
United States Forest Service permits	5,010	5,010
Franchise agreement	3,380	3,373
Other intangible assets	15,313	12,442
	58,606	57,185
Accumulated amortization	(37,105)	(32,824)
Amortizable intangible assets, net	21,501	24,361

Total intangible assets	312,672	292,516
Total accumulated amortization	(79,211)	(74,930)
	$ 233,461	$ 217,586

Amortization expense for intangible assets subject to amortization for the fiscal years ended July 31, 2003, 2002 and 2001 totaled $3.8 million, $3.4 million and $9.9 million, respectively, and is estimated to be approximately $3.8 million annually for the next five fiscal years.

The weighted-average amortization period for intangible assets subject to amortization is as follows:

	July 31,
	2003	2002
Trademarks	20	20
Customer lists	8	8
Property management contracts	9	9
Intellectual property	6	6
United States Forest Service permits	37	37
Franchise agreement	20	20
Other intangible assets	8	8
Total amortizable intangible assets	11	11

The changes in the net carrying amount of goodwill for the years ended July 31, 2003, 2002 and 2001 are as follows (in thousands):

Balance at July 31, 2000	$ 132,893
Goodwill of acquired businesses	5,112
Goodwill amortization	(4,500)
Balance at July 31, 2001	$ 133,505
Goodwill of acquired businesses	8,849
Transitional impairment charge	(2,754)
Balance at July 31, 2002	$ 139,600
Purchase accounting adjustments	5,449
Balance at July 31, 2003	$ 145,049

The purchase accounting adjustments to goodwill primarily consist of adjustments to Heavenly in the amount of $5.3 million and to the Lodge at Rancho Mirage in the amount of $0.2 million (see Note 21, Acquisitions and Business Combinations, for more information regarding these acquisitions).

The composition of accounts payable and accrued expenses follows:

	July 31,
	2003	2002
		As Restated
Trade payables	$ 53,921	$ 55,586
Deferred revenue	18,036	15,158
Deposits	13,292	15,720
Accrued salaries, wages and deferred compensation	19,526	17,919
Accrued benefits	19,592	11,169
Accrued interest	7,798	8,159
Accrued property taxes	7,314	6,666
Liability to complete real estate sold, short term	672	3,507
Other accruals	11,888	7,826
Total accounts payable and accrued expenses	$ 152,039	$141,710

The composition of other long-term liabilities follows:

	July 31,
	2003	2002
		As Restated

Metropolitan district interest subsidy liability	$ 14,842	$ 14,842
Private club deferred revenue	78,402	59,523
Other long term liabilities	19,973	20,812
Total other long-term liabilities	$ 113,217	$ 95,177

7.  Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2003:

Equity Method Investees	Ownership Interest
KRED	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
BG Resort	49%
FFT Investment Partners	45%
Eclipse Television & Sports Marketing, LLC	20%
Clinton Ditch and Reservoir Company	43%
Tenderfoot Seasonal Housing, LLC	50%
The Tarnes at BC, LLC	31%
BC Housing, LLC	26%
Breckenridge Terrace, LLC	50%
Avon Partners II, LLC	50%

The Company has total net investments in equity method affiliates of $47.5 million and $49.4 million as of July 31, 2003 and 2002, respectively. Of this balance, as of July 31, 2003 and 2002, respectively, $5.1 million and $3.7 million is classified under the caption "Other long-term liabilities", $32.7 million and $35.8 million is classified under the caption "Real estate held for sale and investment" and $18.1 million and $17.3 million is classified under the caption "Deferred charges and other assets" on the accompanying Consolidated Balance Sheets.

There are guarantees associated with Tenderfoot Seasonal Housing, LLC; The Tarnes at BC, LLC; BC Housing, LLC and Breckenridge Terrace, LLC. For more information regarding these guarantees, see note 13, Commitments and Contingencies. The Company's investment in each of these entities is negative due to accumulated deficits related primarily to depreciation expense; therefore the investments are recorded as liabilities in the accompanying balance sheets.

The Company's carrying amount of the equity method investments in KRED and BG Resort differ from the value of the underlying equity in net assets due to the difference in the book value and fair market value of the land contributed by the Company to the entities. This difference is $1.8 million for KRED and $3.0 million for BG Resort. The Company recognizes these differences in basis as revenue when the land is sold by KRED and BG Resort to third parties. In addition, the Company's proportionate share of fiscal 2003 loss for KRED includes an $850,000 impairment charge related to a land parcel held by KRED. The fiscal 2003 KRED financial statements included in this filing do not reflect this impairment charge.

Condensed financial data for SSF/VARE and all other affiliates are summarized below (in thousands). The results of operations for SSF/VARE are included for the twelve months ended July 31, 2003, 2002, and 2001. Separate unaudited financial statements for KRED for the year ended June 30, 2003 and audited financial statements for the year ended June 30, 2002 are attached to this filing.

	SSF/VARE	All Other Affiliates
Financial data for 2003:
Current assets	$ 4,279	$ 21,501
Other assets	4,187	234,039
Total assets	$ 8,466	$ 255,540

Current liabilities	$ 1,850	$ 30,098
Other liabilities	698	123,680
Shareholders' equity	5,918	101,762
Total liabilities and shareholders' equity	$ 8,466	$ 255,540

Net revenue	$ 22,960	$ 54,845
Operating income	2,383	1,324
Net income (loss)	2,371	(3,746)

Financial data for 2002:
Current assets	$ 3,173	$ 8,757
Other assets	3,287	152,919
Total assets	$ 6,460	$ 161,676

Current liabilities	$ 1,212	$ 10,312
Other liabilities	811	71,463
Shareholders' equity	4,437	79,901
Total liabilities and shareholders' equity	$ 6,460	$ 161,676

Net revenue	$ 32,945	$ 57,499
Operating income	7,688	8,192
Net income	5,054	6,381

Financial data for 2001:
Net revenue	$ 35,457	$ 93,439
Operating income	7,645	19,729
Net income	4,683	16,830

8.  Variable Interest Entities

The Company is currently evaluating its investments (primarily investments in entities accounted for under the equity method) to determine whether these investments meet the definition of VIEs under FIN No. 46. If the Company determines that these investments are VIEs, it is reasonably possible that the Company would be determined to be the primary beneficiary as defined in FIN No. 46. If so, the Company would be required to consolidate that entity. In October 2003, the FASB decided to defer the implementation date for FIN No. 46 to financial statements issued for the first period ending after December 15, 2003. The Company is currently evaluating the impact that the full implementation of this interpretation will have on its financial statements, and have included related discussions below of entities identified as relevant.

Four entities are the employee housing joint ventures discussed in Note 13, Commitments and Contingencies. These entities had total assets of $49.1 million as of July 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the employee housing joint ventures is limited to the Company's initial equity investments of $2,000 and $38.3 million of letters of credit, which expire October 2004, issued against the Company's Credit Facility backing $37.8 million of Tranche A interest-only taxable bonds. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds, of which $7.4 million expire May 1, 2004 and $5.9 million expire June 1, 2005.

One entity is a joint venture involved in the construction and operations of the Ritz-Carlton, Bachelor Gulch. The entity had total assets of approximately $99 million and total liabilities of approximately $74 million as of July 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $6.7 million and $4.5 million in long term loans.

One entity is a joint venture that owns commercial space. The Company currently leases substantially all of that space for its corporate headquarters. The entity has total assets of $4.4 million and no debt as of July 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $2.5 million.

One entity is KRED, which is engaged in real estate development and commercial leasing in and around Keystone. The entity had total assets of $86.5 million and total debt of $24.5 million as of June 30, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $22.6 million in land and $1.7 million in cash and $3.3 million in short term loans.

One entity invests in a home in Eagle County, Colorado. The entity had total assets of $5.5 million and no debt as of July 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.

One entity is a joint venture involved in the construction and participation in a reservoir to provide for the Company's snowmaking needs in Summit County, Colorado. The entity had total assets of $9.5 million and no debt as of September 30, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $2.9 million.

9. Put and Call Options

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts. The minority shareholder in RockResorts has the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis. The put option can be exercised between October 1, 2004 and September 30, 2005. The Company has determined that this written put option should be marked to fair value through earnings each period. For the year ended July 31, 2003, the Company recorded a gain of $1.6 million representing the decrease in fair value of the option from July 31, 2002 to July 31, 2003, writing the option down to zero at that date.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to 33% of its interest in RTP to the Company during the period August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings, however there was no impact on earnings related to this put option for the years ended July 31, 2003 or 2002.

In June 2003, in connection with the amended and restated SSV operating agreement (See Note 22), the following put and call rights were created: a) GSSI LLC ("GSSI") shall have the right to put up to 20% of its ownership interests in SSV to the Company at any time during the period between November 1, 2003 and November 10, 2003 (the "November Option"); b) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; c) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA of SSV, as EBITDA is defined in the operating agreement. The Company has recorded a liability of $1.2 million in the accompanying balance sheet as of July 31, 2003 related to the November Option.

10. Impairment Charge

The Company is appealing an unexpected adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003, relating to the Company's interest in real property in Eagle County, Colorado commonly known as the "Gilman" property. The litigation commenced in November 1999 involving a dispute between a Company subsidiary, as the holder of an option to acquire a 50% interest in the property and Turkey Creek LLC, the owner of the property. The property consists of approximately 6,000 acres of rugged, high altitude land in close proximity to Vail Mountain. Turkey Creek assembled the property over many years from various parcels, old mining claims and other property.

Vail Associates originally acquired the option in 1992 under an option agreement between Vail Associates and Turkey Creek. The option agreement was amended and extended several times over the years between 1992-1999. During those years, Vail Associates funded all of the acquisition costs to buy the parcels comprising the property and holding costs related to the property, such as real estate taxes and litigation costs to perfect title to the property. Between 1992-1999 Vail Associates invested approximately $4.8 million of such funds to maintain and preserve its 50% option interest.

In November 1999, a Company subsidiary (the successor to Vail Associates under the option) exercised the option to acquire the 50% interest in the property. Turkey Creek, however, refused the exercise, claiming that the Company's proposal to pursue a strategy to find a buyer who would put most of the property into conservation was a breach of the option agreement, which contemplated a commitment to "prompt and diligent development" of the property upon exercise of the option.

The Court found that the Company's subsidiary repudiated the option agreement in advance of the exercise of the option by not committing to prompt and diligent development and that "development" did not include selling the land to a buyer for conservation. The Court further found that Turkey Creek was entitled to terminate the contract and refuse the exercise and that the Company's subsidiary was not entitled to any interest in the property.

As a result of the Court's decision, the Company has taken a non-cash asset impairment charge of $4.8 million in the fourth quarter of fiscal 2003, the amount previously carried on the Company's balance sheet reflecting its investment. The Company is appealing the decision, primarily on the basis that the Court applied the wrong legal standard in deciding the issue. The Company believes, based on the advice of counsel, that it has strong legal grounds to challenge the decision although there can be no guarantee of any particular outcome.

11.  Income Taxes

At July 31, 2003, the Company has total federal net operating loss ("NOL") carryovers of approximately $159 million for income tax purposes that expire in the years 2004 through 2008. The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through October 8, 2007 (Section 382 Amount). Consequently, the accompanying financial statements and table of deferred items only recognize benefits related to the NOLs to the extent of the Section 382 Amount.

At July 31, 2003 the Company has approximately $1.8 million in unused general business credit carryovers that expire in the years 2010 through 2022. At July 31, 2003 the Company has approximately $6.0 million in unused minimum tax credit carryovers that do not expire.

Management has determined that it is more likely than not that a portion of the deferred tax assets, primarily related to California NOLs, may not be realized and a valuation allowance in the amount of $493,000 has been established.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2003 and July 31, 2002, are as follows (in thousands):

	July 31,
	2003	2002
		As Restated
Deferred income tax liabilities:
Fixed assets	$ 102,225	$ 92,099
Intangible assets	18,921	17,742
Other, net	1,738	2,383
Total	122,884	112,224
Deferred income tax assets:
Accrued expenses	4,381	5,233
Net operating loss carryforwards and minimum and other tax credits	20,024	16,259
Deferred membership revenue	24,951	19,515
Other, net	5,336	9,835
Total	54,692	50,842
Valuation allowance for deferred income taxes	(493)	(464)
Deferred income tax assets, net of valuation allowance	54,199	50,378
Net deferred income tax liability	$ 68,685	$61,846

The net current and noncurrent components of deferred income taxes recognized in the July 31, 2003 and July 31, 2002, balance sheet are as follows (in thousands):

	July 31,
	2003	2002
		As Restated

Net current deferred income tax asset	$ 10,123	$ 10,376
Net non-current deferred income tax liability	78,808	72,222
Net deferred income tax liability	$ 68,685	$ 61,846

Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	July 31,
	2003	2002	2001
		-----As Restated-----
Current:
Federal	$ (9,775)	$ 7,506	$ 2,551
State	(65)	2,552	783
Total current	(9,840)	10,058	3,334
Deferred:
Federal	4,361	(1,995)	6,089
State	(86)	(1,267)	(561)
Total deferred	4,275	(3,262)	5,528
Tax benefit related to exercise of stock options and issuance of restricted stock	87	47	2,046
	$ (5,478)	$ 6,843	$ 10,908

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income/(loss) from continuing operations before income taxes is as follows:

	Fiscal Year Ended
	July 31,
	2003	2002	2001
		---As Restated---

At U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State income tax, net of federal benefit	(2.6)%	5.3%	3.1%
Benefit of state tax reduction	(4.1)%	--%	(0.9)%
Goodwill and excess reorganization value amortization	--%	--%	5.3%
Nondeductible compensation	8.0%	6.7%	2.7%
General business credits	(3.9)%	(1.1)%	(0.7)%
Other	(1.5)%	(2.0)%	4.3%
	(39.1)%	43.9%	48.8%

12.  Related Party Transactions

Operating expenses include an annual fee for management services provided by Apollo Advisors, an affiliate of the majority holder of the Company's Class A Common Stock. This fee is generally settled partly in cash and partly in services rendered by the Company to Apollo Advisors and its affiliates. The fee for the years ended July 31, 2003, 2002 and 2001 was $500,000 each year. In fiscal 2003 and 2002, the total amount of cash and services provided exceeded the management fee, and as such the Company's balance sheets reflected net receivables from Apollo Advisors of $4,000 and $136,000 as of July 31, 2003 and 2002, respectively.

Vail Associates has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("Resort Company"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. Vail Associates has a management agreement with the Resort Company, renewable for one-year periods, to provide management services on a fixed fee basis. During fiscal years 1991 through 2003, the Resort Company was able to meet its operating requirements through its own operations. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the Resort Company during the years ended July 31, 2003, 2002 and 2001 totaled $6.2 million, $6.7 million and $6.6 million, respectively. The Company had a receivable with respect to this arrangement of $0.8 million and $0.6 million as of July 31, 2003 and 2002, respectively.

In December 2000, the Company loaned $3.9 million to BG Resort, the joint venture which owns and operates the Ritz-Carlton, Bachelor Gulch. The note bore interest at 11.0% per annum. In January 2003, that note converted to a $4.5 million note, which bears interest at 11.0% per annum. The proceeds of the loan were used in constructing the Ritz-Carlton, Bachelor Gulch. The principal sum is due in January 2011. BG Resorts, LLC paid the Company $461,000, $712,000 and $557,000 in interest related to this arrangement during fiscal years 2003, 2002 and 2001, respectively. The Company has deferred this interest income and will recognize it over the life of the assets the underlying loan was used to construct.

As of July 31, 2003, the Company had advanced KRED a total of $3.3 million, which bears interest at the prime rate plus 2.0% per annum. The proceeds of the loans were used for development project funding as necessary. The advances do not have specific repayment terms and are dependent upon the underlying development projects becoming cash flow positive. KRED paid the Company $229,000 and $3.6 million in interest related to this arrangement during fiscal years 2003 and 2001, respectively. KRED did not pay interest to the Company during fiscal 2002.

The Company leases land to three equity method investees (BC Housing LLC, The Tarnes at BC, LLC and Tenderfoot Seasonal Housing, LLC) which own and operate employee housing facilities in and around Beaver Creek, Keystone and Breckenridge. The Company had a receivable with respect to this arrangement of $0.7 million and $1.3 million as of July 31, 2003 and 2002, respectively.

The Company leases substantially all of its corporate office space in Avon, CO from an equity method investee. Rents paid for this office space totaled $1.2 million, $1.4 million and $1.3 million for the fiscal years ended July 31, 2003, 2002 and 2001, respectively.

In 1991, the Company loaned Andrew P. Daly, the Company's former President, $300,000, $150,000 of which bears interest at a rate of 9% per annum and the remainder of which is non-interest bearing. The proceeds of the loan were used to finance the purchase and improvement of real property and the loan is collateralized by a deed of trust on such property. The principal sum plus accrued interest was paid in October 2003. In 1995, Mr. Daly's spouse received financial terms more favorable than those available to the general public in connection with the purchase of a homesite at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, the contract provided for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under a promissory note of $438,750. Mrs. Daly's note was collateralized by a first deed of trust and amortized over 25 years at a rate of 8% per annum interest. Mrs. Daly repaid the note in full in November 2002.

Effective October 31, 2002, Mr. Daly ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2003 in relation to Mr. Daly's severance agreement. As of July 31, 2003, accrued severance charges of $676,000 remain on the Company's Consolidated Balance Sheet.

In 1995, James P. Thompson, President of VRDC, and his spouse received financial terms more favorable than those available to the general public in connection with their purchase of a homesite at Bachelor Gulch Village. Rather than payment of an earnest money deposit with the entire balance due in cash at closing, this contract provides for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under a promissory note of $350,000. In 1999, the agreement was amended to provide that the promissory note, which continues to accrue at a rate of eight percent per annum, will be payable in full in the form of one lump sum payment. The lump sum payment shall be due on the earlier of (i) the date the property is sold, (ii) two years from the date Mr. Thompson's employment with the Company is terminated for any reason, or (iii) September 1, 2009. The Company's loan has been subordinated to Mr. and Mrs. Thompson's permanent financing on the home, on terms and conditions reasonably acceptable to the Company.

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

In February 2001, the Company invested in the purchase of a primary residence in the Vail Valley for Martin White, Senior Vice President of Marketing for the Company. The Company contributed $600,000 towards the purchase price of the residence and thereby obtained an approximate 37.5% undivided ownership interest in such residence. In addition, the Company has agreed to fund certain future improvements to the property, not to exceed 50% of the fair value of the property. The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. White's termination of employment from the Company. Effective July 2003, Mr. White ceased to be an employee of the Company.

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

In July 2002, RockResorts entered into an agreement with Edward E. Mace, President of RockResorts and of Vail Resorts Lodging Company, whereby RockResorts invested in the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado. RockResorts contributed $900,000 towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership in such residence. Rock Resorts shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Mace's termination of employment from Rock Resorts.

In July 2002, the Company purchased from Richard Lesman, Vice President of Sales for the Company, and his spouse, Mary Lesman, his former residence located in Carmel, Indiana, for a price of $511,250, which approximated the appraised value at the time. The purchase was made to facilitate Mr. Lesman's move in connection with his employment by the Company. In June 2003, the Company sold the home for $476,000. Mr. Lesman's employment with the Company was terminated in July 2003.

In connection with the employment of Blaise Carrig as Chief Operating Officer of Heavenly Valley Limited Partnership ("Heavenly LP"), a wholly-owned subsidiary of the Company, Heavenly LP agreed to invest up to $600,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Carrig and his family in the greater Lake Tahoe area. In November 2002, the Company contributed $449,500 toward the purchase price of the residence and thereby obtained a 50% undivided ownership interest in such residence. Heavenly LP shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Carrig's termination of employment from Heavenly LP.

In February 2003, Marc J. Rowan, a director of the Company and a founding principal of Apollo Advisors, and Michael Gross (also a founding principal of Apollo Advisors), each purchased a homesite at Bachelor Gulch Village. The purchases occurred pursuant to the September 1999 contracts between the Company and the purchasers, as previously disclosed in the Company's annual proxy statements since 1999. The purchase price for each site was $378,000, which the Company believed at the time to be the approximate fair market value of the sites at the time of the original contracts, less a credit of $132,300 for certain infrastructure costs, such as architectural plans, necessary to develop the sites. The Company determined the sales price at the time of discussions with Mr. Rowan about a possible purchase more than a year prior to the September 1999 execution of the contracts based on a formula used by the Company's real estate subsidiary for establishing the base land price of a development parcel for multiple homesites under contract at the time to a third party developer, and the assumed square footage of the residence expected to be built on the sites as indicated by Messrs. Rowan and Gross. Also, as previously stated in the Company's proxy statements, the contracts were amended to extend the original closing dates on each property from January 2001 to January 2003. As previously disclosed in the Company's Form 10-Q for the third quarter of 2003, the Company believes that, at the time of the closing of the purchases by Messrs. Rowan and Gross in February 2003, the fair market value of each site was approximately $1.6-$1.7 million, based generally on the Company's familiarity with appreciated values of Bachelor Gulch real estate. Additionally, the Company has been advised by Mr. Rowan and Mr. Gross that each has sold or contracted to sell the properties for approximately that amount. Upon further review of the transactions, the Company has determined that, due to differences between the expected sizes of the residences to be built on the properties contracted to be sold to Mr. Rowan and Mr. Gross, as compared to properties under contract with the third party developer, and in light of the actual sales prices of homesites in excess of the base land prices as sold by the third party developer, the market value of the two sites at the time of execution of the contracts with Mr. Rowan and Mr. Gross should have been approximately $601,000 each. The infrastructure credit corresponded to an estimate by the Company's real estate subsidiary of the amount the Company would have had to spend on infrastructure had the properties been sold to the third party developer. Mr. Rowan and Mr. Gross have each agreed to make a supplemental payment of $223,000 (reflecting the difference between $601,000 and the stated purchase price), an additional payment equal to the amount of the infrastructure credit and any additional amounts that the Company paid for infrastructure in connection with the lots, plus interest on these amounts from the date of closing of the properties to receipt of the payments.

RockResorts serves as the management company for five hotel properties that are owned indirectly by Olympus Real Estate Partners ("Olympus"), the Company's minority partner in the RockResorts joint venture. Management fees and other receivables from these five properties amount to $277,000 and $279,000 at July 31, 2003 and 2002 respectively, which is included in trade receivables in the accompanying balance sheets.

13.  Commitments and Contingencies

The Bachelor Gulch and Red Sky Ranch developments created by VRDC utilize a "dual-district" structure to finance and provide municipal services to the property owners within each development. For Bachelor Gulch, Smith Creek Metropolitan District ("SCMD") is the service district and Bachelor Gulch Metropolitan District ("BGMD") is the financing district; similarly, for Red Sky Ranch, Holland Creek Metropolitan District ("HCMD") is the service district and Red Sky Ranch Metropolitan District ("RSRMD") is the financing district.

Each of the districts is a quasi-municipal corporation and political subdivision of the State of Colorado. The operations of the districts are governed by intergovernmental agreements sanctioned by the state that were entered into at the time the districts were formed. Day-to-day operations are overseen by a board of directors for each district. Board members are public officials of the state and are elected through a state-mandated election process. The property owners within each district comprise the electorate. The Company and its designated employees are the sole property owners within both SCMD and HCMD. BGMD and RSRMD consist of the general home and property owners within the Bachelor Gulch and Red Sky Ranch developments.

The SCMD and HCMD service districts own, operate and maintain the municipal facilities and the BGMD and RSRMD financing districts are responsible for the payment of the costs related to the construction, operation and maintenance of the facilities. SCMD and HCMD have little or no assessed valuation within their boundaries from which general obligation ("GO") bonds could be paid, whereas virtually all of the assessed valuation of property to be developed is within the boundaries of BGMD and RSRMD. SCMD and HCMD have outstanding variable rate revenue bonds in the amount of $26.9 million and $12 million, respectively, the funds of which were used to finance the construction of facilities. The bonds have been credit-enhanced by letters of credit issued against the Company's Credit Facility in the amount of $28.5 million for the SCMD bonds and $12.1 million for the HCMD bonds. The debt service requirements of the bonds are to be paid by payments from BGMD and RSRMD. BGMD and RSRMD generate funds for the payment of the debt service requirement through the assessment of ad valorem property taxes to property owners within the districts. In addition, as the assessed value of the property within the financing district grows, BGMD and RSRMD are required to issue GO or revenue bonds to capture the tax value of increases in the tax base within the financing district, the proceeds of which will be used to retire the GO bonds issued by the service district.

However, it may take a number of years for the assessed values on property within BGMD and RSRMD to generate the revenues and tax base necessary to fund the debt service requirements of SCMD and HCMD or to issue bonds to retire the service districts bonds. As a result, VRDC has agreed to pay "capital improvement fees" to BGMD and RSRMD, which are passed through to SCMD and HCMD for purposes of fulfilling the debt service obligations on the bonds. Capital improvement fees are required to be paid only to the extent that funds are necessary to make debt service payments; therefore as BGMD and RSRMD issue bonds to retire the SCMD and HCMD bonds, VRDC's obligation to pay capital improvement fees diminishes. It is anticipated that, in less than 25 to 30 years, the assessed values within BGMD and RSRMD will ultimately be sufficient to fully retire the SCMD and HCMD bonds, and BGMD has in fact issued GO bonds that were used to reduce a portion of the original outstanding principal of the SCMD bonds.

The Company has recorded a liability, primarily within other long-term liabilities, for the present value of the estimated future capital improvement fees it will be required to make under its agreements with BGMD and RSRMD. The Company has recorded liabilities of $15.1 million and $14.8 million at July 31, 2003 and 2002 with respect to the estimated present value of future BGMD capital improvement fees, and $1.9 million at July 31, 2003 and 2002 with respect to the estimated present value of future RSRMD capital improvement fees. The Company has not recorded a liability in the accompanying balance sheets with respect to the letters of credit issued against the Credit Facility with respect to the SCMD and HCMD bonds.

The Company has ownership interests in four entities (BC Housing LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. The Company accounts for each of these investments under the equity method; under the equity method the Company absorbs up to 100% of these entities' losses. Each entity has issued interest-only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds do not have stated maturity dates. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The letters of credit were issued by the Company to facilitate the housing entities' ability to obtain external financing. Those letters of credit expire October 31, 2004 (the Company anticipates these debt service agreements will be renewed). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds; $7.4 million of these guarantees expire May 1, 2004 and $5.9 million expire June 1, 2005. The proceeds of the Housing Bonds were used to construct the housing facilities. The letters of credit or guarantees would be triggered in the event that one of the entities defaults on required Tranche A payments. The guarantees would be triggered in the event that one of the entities defaults on required Tranche B debt service payments. Neither the letters of credit or guarantees have default provisions. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to rent a certain percentage of the units in the housing facilities to provide seasonal housing for its employees. The following table presents rent expense incurred by the Company with the four entities for fiscal 2003, 2002 and 2001 (in thousands):

	Gross	Sub-lease	Net
	Rent	Rent	Rent
Fiscal Year Ended	Paid	Received	Expense

July 31, 2003	5,987	(3,928)	2,059
July 31, 2002	6,995	(5,934)	1,061
July 31, 2001	5,142	(3,799)	1,343

At July 31, 2003, the Company had various other letters of credit outstanding, primarily related to construction guarantees and a $4.2 million letter of credit issued in support of the SSV facility, in the aggregate amount of $17.6 million.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN No. 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities primarily include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products and indemnities related to liabilities associated with the use of easements. The duration of these indemnities generally is indefinite. In addition, the Company entered into an has indemnified BG Resort's lenders and partners against losses, damages, expenses or claims that may arise under any hazardous materials law related to the land contributed by the Company to BG Resort; this indemnification does not limit the future payments the Company could be obligated to make. The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. The Company has not recorded any liability for these guarantees and indemnities in the accompanying financial statements, either because the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN No. 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetime for certain events or occurrences while the officer or director is, or was serving, the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements to be de minimus. All of these indemnification agreements were in effect as of December 31, 2002 and therefore the Company does not have a liability recorded for these agreements as of July 31, 2003.

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying balance sheets, to complete or fund certain improvements with respect to its Red Sky Ranch and Beaver Creek Village developments; the Company has estimated the total cost of these existing obligations to be less than $5 million, and anticipates completion within the next five years.

The Company has contracted to purchase, at completion, approximately 10,500 square feet of commercial space in Avon, Colorado. The purchase price, which approximates the developer's cost to construct the space, is estimated at $3 million. The project is expected to be completed during fiscal 2004. In addition, the Company is required to complete certain improvements to assets owned by the Company, which the Company has estimated will cost approximately $1.2 million and are expected to be completed within the next 12 to 18 months.

The Company is aware of water intrusion and condensation problems causing mold damage in the employee housing facility owned by Breckenridge Terrace, LLC (a 50%-owned employee housing joint venture discussed above; "Terrace"). As a result, the Company expects that the facility will not be available for occupancy this ski season by its employee or other eligible occupants. Analysis of the situation is still in the preliminary stages and Terrace is evaluating the appropriate repair, remediation and other actions that may be necessary in the future. Further, at this time, the Company is unable to predict with any certainty the nature, extent or cost of such repair work to the facility, including cost to the Company, or when the buildings would again be available for occupancy, or whether the matter could have a material adverse effect on the Company's financial position or results of operations.

The Company is self-insured for medical and workers' compensation under a stop loss arrangement. The self-insurance liability related to workers' compensation is determined actuarially based on claims filed. The self-insurance liability related to medical claims includes an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. The amounts related to these claims are included as a component of accounts payable and accrued expenses as noted in Note 6, Supplementary Balance Sheet Information. While the ultimate amount of claims incurred are dependent on future developments, reserves are adequate in management's opinion to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded from ultimate claims payments will be reflected in operations in the period in which such adjustments are known.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. Certain of these leases have renewal terms at the Company's option and/or escalation clauses (primarily based on CPI). For the fiscal years ended July 31, 2003, 2002 and 2001, the Company recorded lease expense related to these agreements of $22.5 million, $15.4 million and $22.9 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of July 31, 2003 are as follows (in thousands):

2004	$ 8,820
2005	7,745
2006	6,852
2007	6,090
2008	5,498
Thereafter	18,688
Total	$ 53,693

The Company is a party to various lawsuits arising in the ordinary course of business. Except for the uncertainty surrounding the Wyoming cases described below, management believes the Company has adequate insurance coverage and accrued loss contingencies for all matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

In October 2003, the Company and the United States of America, on behalf of the Environmental Protection Agency Region VIII ("EPA"), entered into a Consent Decree to settle the alleged violation of the Clean Water Act in 1999 by the Company in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at the Vail ski area. As previously disclosed in earlier filings, in 1999 the EPA alleged that the road construction involved discharges of fill material into less than one acre of wetlands without a permit in violation of the Clean Water Act. The Company has completed the restoration work on the wetland impact (subject to continuing monitoring and restoration work over the next several years) pursuant to the restoration plan approved by the EPA.

The Consent Decree (along with the Amended and Restated Restoration Plan, which is part of the Consent Decree) was lodged on October 17, 2003, with the U.S. District Court for the District of Colorado in Denver. The Consent Decree constitutes a full and final settlement of the United States' claims under the Clean Water Act regarding the matter. After a 30-day public comment period, the EPA must either file a motion with the Court for the Court to approve the Consent Decree or file a motion to withdraw it. There is no statutory deadline for the Court to act in entering the Consent Decree. Under the terms of the proposed Consent Decree, upon entry by the Court of the Consent Decree, the Company would pay a civil fine of $80,100 for the alleged wetland violation and would agree to certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other non-compliance with the Consent Decree.

The Company cannot guarantee whether or when the Court will enter the proposed Consent Decree. However, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial condition or results of operation.

As previously disclosed, four subsidiaries of the Company (JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company and Vail Resorts Development Company) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02-CV-17J, 02-CV-16J) in July 2002. The Snake River Lodge & Spa is 51% owned by Teton Hospitality Services, Inc., a wholly-owned subsidiary of the Company, such ownership interest having been acquired in December 2000.

The case arises out of an August 2, 2001 carbon monoxide accident in a hotel room at the Snake River Lodge & Spa in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and injuries to his wife. One lawsuit is a wrongful death action on behalf of the estate of the deceased; the other is a personal injury action on the part of his wife, including alleged brain damage.

The complaints allege negligence on the part of each defendant and seek damages, including punitive damages, in amounts to be proven at trial. In June 2003, the Company-related defendants filed a motion seeking partial summary judgment to dismiss both plaintiffs' claims against them for punitive damages. On November 6, 2003, District Court denied that motion, and stated that the Court would reconsider the motion at the close of the plaintiffs' case. Discovery is continuing. Mediation efforts to date have failed to settle the case.

The two cases have been consolidated. They are set to begin in November 17, 2003 and last for four to six weeks. The Company-related defendants intend to defend the cases vigorously at trial. The Company anticipates that any damages arising out of the accident paid by the Company, excepting any amounts attributable to punitive damages, would be substantially or entirely covered by insurance carried by the Company. The Company's applicable insurance policies exclude coverage for punitive damages.

The punitive damage claims involve allegations of willful and wanton misconduct on the part of the Company related defendants. The Company believes that the acts or omissions of the Company-related defendants relevant to the matter do not involve the requisite intent or state of mind to support an award of punitive damages under Wyoming law. However, there can be no assurance that the Company-related defendants will ultimately prevail on their motion to dismiss the punitive damage claims and, if they do not prevail, there is no way to predict whether a jury would award punitive damages and, if so, in what amount.

The Company therefore is unable to predict the outcome of either of the cases at this time and consequently is unable to conclude whether the outcome may be material to the Company's financial position, results of operations or cash flows. Given this unpredictability, the Company has not taken any financial reserve for an unpredictable outcome. However, any award of punitive damages against one or more of the Company-related defendants could have a material adverse effect on the Company's financial position, results of operations or cash flows.

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs. As previously announced, the Company engaged its new auditors to do a complete re-audit of the years 1999-2001 and filed an amended 10-K for fiscal year 2001 reflecting all adjustments made as a result of the re-audit, in addition to the revision in accounting for the club fees. In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company. At that time, the inquiry related to the Company's previous accounting treatment for the private club initiation fees.

In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs. The Company is fully cooperating with the SEC in its investigation.

14. Segment Information

The Company has three reportable segments: mountain, lodging and real estate operations. As a result of a change in the Company's business operations, the Company stopped reporting Technology as a separate segment on April 30, 2002. In addition, as of July 31, 2002, the Company has broken down its former Resort segment into two new reporting segments: Mountain, which includes the operations of the Company's ski resorts and related ancillary activities, and Lodging, which includes the operations of all of the Company's owned hotels, RockResorts, GTLC, condominium management and golf operations. The real estate segment develops, buys and sells real estate in and around the Company's mountain resort communities. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

The SEC recently adopted rules regarding the use of non-GAAP financial measures such as Reported EBITDA, which the Company uses in this footnote. The Company defines Reported EBITDA as segment net revenues less segment specific operating expenses plus segment equity income. Historically, the Company has used EBITDA in its financial statements. EBITDA was defined by the Company as segment net revenues less segment specific operating expenses plus segment equity income. However, in order to comply with the new SEC rules regarding the use of non-GAAP financial measures, the Company is now referring to this financial measure as Reported EBITDA. SFAS No. 131 requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (as defined in SFAS No. 131) for purposes of evaluating segment performance. Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

Reported EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Reported EBTIDA as presented may not be comparable to other similarly titled measures of other companies.

The Company evaluates performance and allocates resources to its segments based on Reported EBITDA, as previously defined. Mountain Reported EBITDA consists of net mountain revenue plus mountain equity investment income less mountain operating expense. Lodging Reported EBITDA consists of net lodging revenue plus lodging equity investment income less lodging operating expense. Real estate Reported EBITDA consists of net real estate revenue plus real estate equity investment income less real estate operating expense. All segment expenses include an allocation of corporate administrative expense. Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below. The accounting policies specific to each segment are the same as those described in Note 3, Summary of Significant Accounting Policies.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Fiscal Year Ended
	July 31,
	2003	2002	2001
		-----As Restated------
Net revenue:
Mountain	$ 470,148	$ 400,478	$391,373
Lodging	159,849	150,928	124,207
Real estate	80,401	63,854	28,200
	$ 710,398	$ 615,260	$543,780
Equity investment income/(loss):
Mountain	1,009	$ 1,748	$ 1,084
Lodging	(5,995)	(57)	(1,352)
Real estate	3,962	2,744	7,043
	$ (1,024)	$ 4,435	$ 6,775
Reported EBITDA:
Mountain	$ 100,378	$ 93,330	$ 93,043
Lodging	3,230	13,612	13,191
Real estate	17,721	15,272	12,133
	$ 121,329	$ 122,214	$118,367
Capital expenditures:
Mountain and lodging	$ 101,765	$ 76,234	$ 57,814
Real estate	26,527	68,705	39,172
	$ 128,292	$ 144,939	$ 96,986
Identifiable assets:
Mountain and lodging	$ 932,251	$ 912,314	$691,033
Real estate	123,223	161,778	159,177
	$1,055,474	$1,074,092	$850,210

Reconciliation to consolidated income (loss) before provision for income taxes:
Mountain Reported EBITDA	$ 100,378	$ 93,330	$ 93,043
Lodging Reported EBITDA	3,230	13,612	13,191
Real estate Reported EBITDA	17,721	15,272	12,133
Total Reported EBITDA	121,329	122,214	118,367
Depreciation and amortization expense	(82,242)	(68,480)	(65,580)
Asset impairment charge	(4,830)	--	--
Loss on disposal of fixed assets	(794)	(226)	(143)
Other income (expense):
Investment income	2,011	1,295	2,274
Interest expense	(50,001)	(38,788)	(31,735)
Gain on put option	1,569	--	--
Other income (expense)	17	155	(38)
Minority interest in income of consolidated joint venture	(1,064)	(569)	(785)
Income (loss) before provision for income taxes	$ (14,005)	$ 15,601	$ 22,360

15.  Workforce Reduction

In October 2002, the Company announced that, as a counterbalance to the possibility of slower performance in the nationwide leisure travel and lodging market in the coming year, it had implemented a company-wide cost reduction plan which included, in addition to certain measures designed to improve operational effectiveness, the elimination of approximately 100 positions (less than 1% of the total employee force). The workforce reduction included the termination of 44 employees effective November 1, 2002, with the remainder of the reduction achieved through the elimination of vacant positions, and included management and line level staff across all of the Company's lines of business. Expense associated with the workforce reduction included severance expense of $1.1 million plus an additional $0.1 million in associated benefits burden, which was included in operating expense and was paid during the Company's quarter ended January 31, 2003.

In July 2003, the Company announced the restructuring of its sales and marketing focus and organization. Due to the growing number of resorts outside of Colorado, including Heavenly Resort, the Grand Teton Lodge Company, seven RockResorts luxury resort hotels, and the location of RockResorts and Vail Resorts Lodging Company corporate offices in Denver, the Company decentralized most of its sales and marketing functions. The workforce reduction included the termination of 3 employees effective July 31, 2003 resulting in severance expense of approximately $500,000 including an incremental amount of associated benefits burden. As of July 31, 2003, none of the severance expense had been paid. The sales and marketing related severance is expected to be paid during fiscal 2004 and is recorded under the caption "Accounts payable and accrued expenses" on the accompanying Consolidated Balance Sheets.

16.  Selected Quarterly Financial Data (Unaudited--In thousands, except per share amounts)

	Fiscal 2003
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2003	2003	2003	2003	2002
			----------As Restated----------

Mountain revenue	$470,148	$ 34,834	$211,710	$ 189,163	$ 34,441
Lodging revenue	159,849	39,291	45,519	34,981	40,058
Real estate revenue	80,401	4,968	11,888	24,191	39,354
Total revenue	710,398	79,093	269,117	248,335	113,853
Income (loss) from operations	34,487	(53,601)	81,375	43,266	(36,553)
Net income (loss)	(8,527)	(33,673)	33,536	16,724	(25,114)
Basic net income (loss) per common share	(0.24)	(0.96)	0.95	0.48	(0.71)
Diluted net income (loss) per common share	$ (0.24)	$ (0.96)	$ 0.95	$ 0.47	$ (0.71)

	Fiscal 2002
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2002	2002	2002	2002	2001
	-------------------------As Restated ------------------------

Mountain revenue	$400,478	$ 31,858	$193,243	$ 145,960	$ 29,417
Lodging revenue	150,928	40,708	49,096	32,517	28,607
Real estate revenue	63,854	9,501	4,322	35,037	14,994
Total revenue	615,260	82,067	246,661	213,514	73,018
Income (loss) from operations	49,073	(45,888)	87,145	43,369	(35,553)
Income (loss) before cumulative effect of change in accounting principle	8,758	(33,258)	46,315	20,738	(25,037)
Cumulative effect of change in accounting principle	(1,708)	--	--	--	(1,708)
Net income (loss)	7,050	(33,258)	46,315	20,738	(26,745)
Income (loss) before cumulative effect of change in accounting principle, per common share	$ 0.25	$ (0.95)	$ 1.32	$ 0.59	$ (0.71)
Cumulative effect of change in accounting principle, per common share	(0.05)	--	--	--	(0.05)
Basic net income (loss) per common share	0.20	(0.95)	1.32	0.59	(0.76)
Diluted net income (loss) per common share	$ 0.20	$ (0.95)	$ 1.32	$ 0.59	$ (0.76)

The fiscal 2003 quarterly adjustments include an allocation between fiscal quarters of the increase in the workers' compensation actuarial reserve, which was obtained in the fourth fiscal quarter. The workers' compensation adjustments increased operating expense by $41,000, $503,000 and $1,074,000 in the first, second and third quarters of fiscal 2003, respectively. The total impact of the restatement and prior period adjustments (in thousands, except per share amounts) included in this filing on a quarterly basis as compared to the previously reported financial statements in the Form 10-K for the year ended July 31, 2002 and the Form 10-Qs for the fiscal 2003 and 2002 periods ending October 31, January 31 and April 30 is summarized below on a quarterly basis (see Note 2, Restatements, for more information):

	2003			2002
	Previously Reported	As Restated	Percent Change	Previously Reported	As Restated	Percent Change
Quarter ended October 31:
Income (loss) from operations	$ (35,889)	$ (36,553)	(1.9)%	$ (34,926)	$ (35,553)	(1.8)%
Net income (loss)	(24,820)	(25,114)	(1.2)%	(26,131)	(26,745)	(2.3)%
Basic net income (loss) per common share	(0.71)	(0.71)	0.0%	(0.75)	(0.76)	(1.3)%
Diluted net income (loss) per common share	(0.71)	(0.71)	0.0%	(0.75)	(0.76)	(1.3)%

Quarter ended January 31:
Income (loss) from operations	43,592	43,266	(0.7)%	44,175	43,369	(1.8)%
Net income (loss)	16,812	16,724	(0.5)%	21,727	20,738	(4.6)%
Basic net income (loss) per common share	0.48	0.48	0.0%	0.62	0.59	(4.8)%
Diluted net income (loss) per common share	0.48	0.47	0.0%	0.62	0.59	(4.8)%

Quarter ended April 30:
Income (loss) from operations	84,524	81,375	(3.7)%	88,143	87,145	(1.1)%
Net income (loss)	35,492	33,536	(5.5)%	47,033	46,315	(1.5)%
Basic net income (loss) per common share	1.01	0.95	(5.9)%	1.34	1.32	(1.5)%
Diluted net income (loss) per common share	1.01	0.95	(5.9)%	1.34	1.32	(1.5)%

Quarter ended July 31:
Income (loss) from operations	N/A	N/A	N/A	(47,128)	(45,888)	2.6%
Net income (loss)	N/A	N/A	N/A	(35,064)	(33,258)	5.2%
Basic net income (loss) per common share	N/A	N/A	N/A	(1.00)	(0.95)	5.0%
Diluted net income (loss) per common share	N/A	N/A	N/A	$ (1.00)	$ (0.95)	5.0%

17.  Capital Stock

The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock.

The Charter and the bylaws of the Company provide that two-thirds of the Board of Directors of the Company shall be comprised of Class 1 directors and one-third shall be comprised of Class 2 directors, with each director serving a one-year term. Pursuant to the Company's Charter, Class 1 directors will be elected by the affirmative vote of a majority of the shares of Class A Common Stock and Class 2 directors will be elected by the affirmative vote of a majority of the shares of Common Stock. As of July 31, 2003 and 2002, Apollo Ski Partners, L.P. ("Apollo Ski Partners") owned substantially all of the Class A Common Stock of the Company and, consequently, Apollo Ski Partners has the ability to elect all of the Class 1 directors. Historically, the nominees for Class 1 directors have been selected by Apollo Ski Partners and many of such directors have been affiliated with Apollo Ski Partners.

The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding. The Common Stock is not convertible. Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders. There were no shares of Class A Common Stock converted to Common Stock during fiscal 2003, 2002 or 2001.

18. Non-Cash Deferred Compensation

Pursuant to the employment agreement of Adam Aron, the Company's Chairman of the Board and Chief Executive Officer, entered into May 2001 and the amendment thereto entered into July 2003, Mr. Aron became fully vested in the following components of non-cash compensation as of August 3, 2003:

    a one-time bonus of $600,000 which Mr. Aron is required to use to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000, a one-time bonus of $1,500,000 which Mr. Aron is required to use to purchase the Beaver Creek property in which Mr. Aron currently resides and related Beaver Creek Club membership from the Company for a purchase price of $1,500,000, and a one-time bonus of $659,750 which Mr. Aron is required to use to purchase a Bachelor Gulch homesite and related Bachelor Gulch Club and Red Sky Golf Club memberships.

The Bachelor Gulch homesite transaction was originally structured as the forgiveness of a loan in the amount of $645,750. The July 2003 amendment to Mr. Aron's employment agreement changed the structure of the agreement from loan forgiveness to a one-time bonus to comply with the provisions of the Sarbanes-Oxley Act. In addition, Mr. Aron's purchase contract and purchase price for the Bachelor Gulch homesite were not contingent upon any future service or performance; therefore, Mr. Aron was fully vested in this benefit in May 2001.

The Company recorded compensation expense of $1.8 million, $1.6 million and $1.7 million in the years ended July 31, 2003, 2002 and 2001, respectively, related to these transactions. The amount of compensation expense recorded was based on the assumed fair market values of the underlying real property and related memberships and was marked to market as necessary. In July 2003, the Company obtained various third-party appraisals upon which to base the fair market value of the Red Sky Ranch and Beaver Creek transactions. The Company based the value of the Bachelor Gulch transaction on the assessed property tax value and comparable sales at the vesting date.

Mr. Aron took title to the Red Sky Ranch and Bachelor Gulch properties and related memberships in August 2003. It is anticipated that he will take title to the Beaver Creek residence and related membership in December 2003. As such, the Company will recognize a net gain of approximately $2.7 million in fiscal 2004 related to the real property portion of these transactions. The Company will also record approximately $450,000 in deferred initiation fee revenue, in accordance with the Company's club initiation fee policy, in fiscal 2004 related to these non-cash compensation transactions.

In addition, pursuant to the terms of the employment agreement, Mr. Aron vested in 165,000 shares of restricted stock in July 2003, which had a grant-date fair market value of $13.80 per share. The Company recorded compensation expense of $1.2 million and $1.0 million in the fiscal years ended July 31, 2003 and 2002, respectively related to this grant. Separately, Mr. Aron also vested in 7,500 shares of restricted stock in July 2003 pursuant to a grant made in September 2000. These shares had a grant-date fair value of $19.13 per share. The Company recorded compensation expense of $143,000 in fiscal 2003 related to these shares.

In March 2001, the Compensation Committee of the Company's Board of Directors granted Jim Thompson, President of VRDC, a one-time bonus in the amount of $600,000 which Mr. Thompson was required to use to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000; Mr. Thompson vested in this bonus as of July 1, 2003. The Company recorded compensation expense of $388,000, $378,000 and $139,000 during the years ended July 31, 2003, 2002 and 2001, respectively, related to this transaction. The amount of compensation expense recorded was based on the appraised fair market value of the underlying real property and membership. Mr. Thompson took title to the property and related membership in October 2003. As such, the Company will record a net gain of approximately $150,000 and $175,000 in deferred initiation fee revenue related to this non-cash compensation transaction in fiscal 2004.

19.  Stock Compensation Plans

The Company has four fixed option plans--the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan are determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years. 1,500,000, 2,500,000, and 2,500,000 shares of Common Stock may be issued in the form of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan, the 1999 Plan and the 2002 Plan, respectively. Under the 1996 Plan, the 1999 Plan and the 2002 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan, the 1999 Plan and the 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. To date, no options have been granted to non-employees (except those granted to non-employee members of the board of directors of a consolidated subsidiary) under any of the three plans. At July 31, 2003, approximately 55,000, 209,000, 359,000 and 2,016,000 options were available under the 1993 Plan, 1996 Plan, 1999 Plan and 2002 Plan, respectively.

A summary of the status of the Company's four fixed option plans as of July 31, 2003, 2002 and 2001 and changes during the years ended July 31, 2003, 2002 and 2001 is presented below (in thousands, except per share amounts):

	Shares Subject to	Weighted Average Exercise Price
Fixed Options	Option	Per Share
Balance at July 31, 2000	2,986	$ 19.54
Granted	714	19.22
Exercised	(490)	9.16
Forfeited	(172)	21.83
Balance at July 31, 2001	3,038	$ 21.24
Granted	881	14.35
Exercised	(25)	12.49
Forfeited	(84)	19.54
Balance at July 31, 2002	3,810	$ 19.67
Granted	878	16.80
Exercised	(33)	7.73
Forfeited	(715)	19.18
Balance at July 31, 2003	3,940	$ 19.07

The following table summarizes information about fixed options outstanding at July 31, 2003, 2002 and 2001 (in thousands, except per share and life amounts):

	Options Outstanding			Options Exercisable
Exercise Price Range Per	Shares	Weighted-Average Remaining Contractual Life Per	Weighted-Average Exercise Price Per	Shares	Weighted-Average Exercise Price Per
Share	Outstanding	Share	Share	Exercisable	Share
July 31, 2003:
$ 6-11	47	2.2	$ 10.75	47	$ 10.75
12-20	2,819	7.4	17.30	1,373	18.38
>20-25	958	4.9	23.69	958	23.69
>25-29	117	4.8	27.31	117	27.31
$ 6-29	3,941	6.7	$ 19.07	2,495	$ 20.70
July 31, 2002:
$ 6-11	75	2.0	$ 9.28	75	$ 9.28
12-20	2,414	7.6	17.65	1,039	19.36
>20-25	1,184	6.0	23.55	1,072	23.84
>25-29	137	5.9	27.31	127	27.38
$ 6-29	3,810	6.9	$ 19.67	2,313	$ 21.55
July 31, 2001:
$ 6-11	89	2.9	$ 9.16	89	$ 9.16
12-20	1,608	7.7	19.62	658	19.55
>20-25	805	6.8	22.90	604	23.56
>25-29	536	7.2	25.59	386	25.74
$ 6-29	3,038	7.2	$ 21.24	1,737	$ 21.79

During fiscal years 2003 and 2002 the Company granted restricted stock to certain executives under the 1993 Plan, the 1999 Plan and the 2002 Plan. The Company granted 15,000 shares of restricted stock with a weighted-average grant-date fair value of $16.95 per share in fiscal 2003, and 165,000 shares of restricted stock with a weighted-average grant-date fair value of $13.80 per share in fiscal 2002. The shares vest and are issued in equal increments over periods ranging from 22 months to four years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods and was $1.3 million, $1.5 million and $352,000 for the years ended July 31, 2003, 2002 and 2001, respectively. During fiscal 2003, 2002 and 2001 the Company issued 90,095, 8,270 and 8,619 shares of restricted stock, respectively.

20.  Retirement and Profit Sharing Plans

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

Total retirement plan expense recognized by the Company for the fiscal years ended July 31, 2003, 2002 and 2001 was $2.0 million, $1.9 million and $1.8 million, respectively.

21. Acquisitions and Business Combinations

In November 2001, the Company acquired a majority interest in RockResorts, a luxury hotel brand, from Olympus for total initial cash consideration of $7.5 million, plus related acquisition costs. The Company acquired RockResorts primarily to establish its own luxury hotel brand. The Company believes that the RockResorts brand will enhance its ability to implement its overall lodging strategy, which warrants a purchase price in excess of the fair value of the assets acquired. The acquisition includes the assumption by the Company of the management contracts on Olympus's five resort hotels across the United States. The Company controls most operational decisions for RockResorts, and will retain 100% of the cash flow resulting from current management contract fee income. Cash flows from new management contracts will be split between the Company and Olympus in accordance with the operating agreement, with fee sharing ranging between 20-25% depending on the financing of the applicable properties. From October 1, 2004 to September 30, 2005, Olympus has the option to sell its remaining interest in RockResorts to the Company for an amount calculated at that time based on the growth of RockResorts. Effective October 1, 2005, the Company has the option to acquire the remaining interest in RockResorts through an additional payment to Olympus, which is to be determined at that time based on growth of RockResorts. The RockResorts brand portfolio at the time of acquisition consisted of five Olympus-owned luxury resort hotels: the Cheeca Lodge in the Florida Keys, The Equinox in Manchester Village, Vermont, La Posada Resort & Spa in Santa Fe, New Mexico, Rosario Resort in the San Juan Islands, Washington, and Casa Madrona in Sausalito, California. Olympus retained ownership of these properties, with RockResorts serving as property manager. Additionally, five of the hotels the Company owns or has a majority interest in have been re-flagged as RockResorts: The Lodge at Vail, The Keystone Lodge, The Pines Lodge in Beaver Creek, the Snake River Lodge & Spa in Teton Village, Wyoming and The Lodge at Rancho Mirage, Rancho Mirage, CA. Results of operations for RockResorts are included in the Consolidated Statement of Operations from the purchase date forward.

The following table describes the amount assigned to each major asset and liability caption of RockResorts at the acquisition date (in thousands):

RockResorts
Goodwill	$ 535
Trademarks	1,250
Park Vermont liquor license	131
Property management contracts	9,350
Total Assets	$11,266

Concurrent with the acquisition of RockResorts, the Company acquired The Ritz-Carlton, Rancho Mirage from Olympus for an initial cash consideration of $20 million and a note payable to Olympus for $25 million due two years from the acquisition date, which has a present value at date of acquisition of $21.3 million, plus related acquisition costs. The Company made the acquisition to grow the Company's luxury RockResorts hotel brand, which warrants a purchase price in excess of the fair value of the assets acquired. The Ritz-Carlton, Rancho Mirage was renamed The Lodge at Rancho Mirage and is being managed as a RockResort property. The four-star hotel is located in the Palm Springs area of California and has 240 guestrooms, including 21 suites. The facility also includes a full service spa, salon and fitness center, an outdoor swimming pool and Jacuzzi, three restaurants and a bar, almost 12,000 square feet of meeting space, and two leased retail spaces. Results of operations for The Lodge at Rancho Mirage are included in the Consolidated Statement of Operations from the purchase date forward.

The following table describes the amount assigned to each major asset and liability caption of The Lodge at Rancho Mirage at the acquisition date (in thousands):

The Lodge at Rancho Mirage	Final Purchase Price Allocation	Preliminary Purchase Price Allocation included in July 31, 2002 Balance Sheet
Cash	$ 8,605	$ 8,751
Accounts receivable	1,122	1,122
Other current assets	455	455
Total current assets	10,182	10,328
Property, plant and equipment	35,830	36,305
Goodwill	6,306	6,109
Other intangible assets	165	165
Total assets	$ 52,483	$ 52,907

Accounts payable and accrued expenses	$ 10,813	$ 11,327
Long-term debt	31,966	--
Total liabilities	$ 42,779	$ 11,327

The changes in The Lodge at Rancho Mirage purchase accounting allocation from fiscal 2002 to 2003 are due to the finalization of the asset valuation and the push-down of the note payable to Olympus and $10 million of debt pushed down from the parent company. Goodwill changed in direct relation to the other allocation changes.

The Company also acquired the Vail Marriott Mountain Resort ("Vail Marriott") in December 2001 from Host Marriott Corporation as a strategic location to grow visitation at the Company's Vail ski resort. The total purchase price was $49.5 million with certain allocations, making the net purchase price $45.1 million, plus related acquisition costs. Results for the Vail Marriott are included in the Consolidated Statement of Operations from the purchase date forward. The property is operated by the Company as a Marriott franchisee, subject to various provisions of a franchise agreement with Marriott International. The Vail Marriott, located 150 yards from Vail's gondola, is the largest hotel in the Vail Valley with 349 rooms. The Vail Marriott's amenities also include a restaurant and bar, over 16,000 square feet of meeting space, indoor and outdoor pools, a full service spa, a 3,600 square foot fitness center, four tennis courts and over 4,500 square feet of commercial space.

The following table describes the final amount assigned to each major asset and liability caption of the Vail Marriott at the acquisition date (in thousands):

Vail Marriott
Total current assets	$ 194
Property, plant and equipment	45,392
Franchise agreement	3,373
Total assets	$ 48,959

Accounts payable and accrued expenses	$ 2,116
Total liabilities	$ 2,116

In May 2002, certain of the Company's wholly-owned subsidiaries acquired 100% of the ownership interests of Heavenly Valley, Limited Partnership from subsidiaries of American Skiing Company. Heavenly Valley, Limited Partnership owns Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. Heavenly offers over 4,800 acres of skiing and operates 29 lifts. The Company purchased Heavenly to expand its portfolio of premier ski resorts and geographically diversify its resort portfolio, which warrants a purchase price in excess of the fair value of the assets acquired. The transaction closed for consideration of $102 million (including $2.7 million of assumed debt), less a cash adjustment of $2.8 million resulting in net consideration of $99.2 million. The assumed debt represents a non-cash portion of the acquisition cost. The cash adjustment was used to offset the losses incurred by Heavenly during the period from closing until the end of Vail Resorts' fiscal year on July 31, 2002. The actual loss incurred during that period was approximately $3.5 million. The results of operations for Heavenly are included in the Company's Consolidated Statement of Operations from the acquisition date forward.

The following table describes the amount assigned to each major asset and liability caption of Heavenly at the acquisition date (in thousands):

Heavenly	Final Purchase Price Allocation	Preliminary Purchase Price Allocation included in July 31, 2002 Balance Sheet
Inventories	$ 2,381	$ 2,381
Other current assets	1,365	1,365
Total current assets	3,746	3,746
Property, plant and equipment	84,018	89,882
Goodwill	5,258	--
Trade name	14,550	14,267
Water rights	130	--
Other intangible assets	40	40
Total assets	$ 107,742	$ 107,935

Accounts payable and accrued expenses	$ 5,731	$ 6,241
Long-term debt	77,386	2,175
Total liabilities	$ 83,117	$ 8,416

The changes in the Heavenly purchase price allocation are due to changes in fixed asset and intangible asset valuations. When the July 31, 2002 purchase allocation was performed for Heavenly, only preliminary fixed asset and intangible asset valuation estimates were available. The final asset valuations were different than the preliminary estimates. In addition, the parent company pushed down $75 million of acquisition-related debt. The allocation to goodwill changes in direct relation to the other changes.

The following unaudited pro forma information for the years ended July 31, 2002 and 2001 assumes the acquisition of Heavenly, Vail Marriott and The Lodge at Rancho Mirage occurred on August 1, 2000. No pro forma data is included for RockResorts as it commenced operations with the Company's acquisition in November 2001; therefore, no historical data exists.

	Pro Forma
	For the
	Year Ended
	July 31,
	2002	2001
	(in thousands)
Net revenue	$ 677,057	$ 644,849
Income before cumulative effect of change in accounting principle	10,850	8,467
Net income	9,142	8,467
Net income per share, basic	0.26	0.25
Net income per share, diluted	$ 0.26	$ 0.25

22. SSV Management Contract Renewal

In June 2003, the Company and GSSI, the Company's partner in the SSV joint venture, entered into amended and restated operating and management agreements with respect to SSV. The Company and GSSI formed SSV in August 1998, and GSSI was appointed manager of the entity at that time. The original management agreement, entered into in August 1998, was scheduled to terminate July 31, 2003. In addition, the original operating agreement had certain put and call rights with respect to GSSI's ownership interest that would have become exercisable beginning August 1, 2003 or in the event GSSI was removed as manager of SSV. The amended and restated management agreement retains GSSI as manager of SSV and extends the term of the contract through July 31, 2007. The amended and restated operating agreement primarily amends the put and call rights such that a) GSSI shall have the right to put up to 20% of its ownership interests in SSV to the Company at any time during the period between November 1, 2003 and November 10, 2003 ("November Option"); b) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; c) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA of SSV, as EBITDA is defined in the operating agreement.

23.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 8.75% Senior Subordinated Notes due 2009 (see Note 5, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., Resort Technology Partners, LLC, RT Partners, Inc., SSV, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of July 31, 2003 and 2002. Statement of operations and statement of cash flows data are presented for the years ended July 31, 2003, 2002 and 2001.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	--	16,566	399	--	117	1,858	--	18,940
Receivables, net	--	33,192	542	352	56	3,688	--	37,830
Taxes receivable	--	11,918	--	--	--	--	--	11,918
Inventories, net	--	8,077	77	--	145	23,457	--	31,756
Other current assets	10,442	4,777	91	--	3	1,238	--	16,551
Total current assets	10,442	74,530	1,109	352	321	30,241	--	116,995
Property, plant and equipment, net	--	882,412	29,012	99	697	20,031	--	932,251
Real estate held for sale	--	111,663	--	900	--	10,660	--	123,223
Deferred charges and other assets	8,186	33,132	9	--	--	8,185	--	49,512
Goodwill, net	--	125,810	1,960	531	--	16,748	--	145,049
Other intangibles, net	--	61,077	--	9,148	--	18,187	--	88,412
Investments in subsidiaries and advances to (from) parent	844,564	(5,915)	(19,189)	(609)	(137)	(16,271)	(802,443)	--
Total assets	863,192	1,282,709	12,901	10,421	881	87,781	(802,443)	1,455,442

Current liabilities:
Accounts payable and accrued expenses	12,459	121,866	1,491	31	184	16,008	--	152,039
Income taxes payable	--	--	--	--	--	--	--	--
Long-term debt due within one year	--	26,659	--	--	--	1,272	--	27,931
Total current liabilities	12,459	148,525	1,491	31	184	17,280	--	179,970
Long-term debt	353,858	174,484	--	--	--	27,878	--	556,220
Other long-term liabilities	629	112,161	--	107	--	320	--	113,217
Deferred income taxes	--	78,055	--	--	--	753	--	78,808
Put option	--	1,822	--	--	--	--	--	1,822
Minority interest in net assets of consolidated joint ventures	--	386	5,591	3,191	100	19,891	--	29,159
Total stockholders' equity	496,246	767,276	5,819	7,092	597	21,659	(802,443)	496,246
Total liabilities and stockholders' equity	863,192	1,282,709	12,901	10,421	881	87,781	(802,443)	1,455,442

Supplemental Condensed Consolidating Balance Sheet
July 31, 2002
As Restated
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	--	23,111	124	--	51	2,679	--	25,965
Receivables	--	27,595	881	602	116	2,643	--	31,837
Taxes receivable	--	--	--	--	--	--	--	--
Inventories, net	--	11,194	89	--	129	20,914	--	32,326
Deferred income taxes	1,138	9,237	--	--	--	1	--	10,376
Other current assets	--	7,657	137	--	7	1,054	--	8,855
Total current assets	1,138	78,794	1,231	602	303	27,291	--	109,359
Property, plant and equipment, net	--	866,198	29,630	--	852	15,634	--	912,314
Real estate held for sale	--	124,301	--	900	--	36,577	--	161,778
Deferred charges and other assets	9,450	27,019	--	34	--	521	--	37,024
Notes receivable	--	10,965	--	--	--	--	--	10,965
Intangible assets, net	--	184,852	2,077	10,617	--	20,040	--	217,586
Investments in subsidiaries and advances to (from) parent	862,453	(41,615)	(15,705)	-	--	(37,365)	(767,768)	--
Total assets	873,041	1,250,514	17,233	12,153	1,155	62,698	(767,768)	1,449,026

Current liabilities:
Accounts payable and accrued expenses	7,728	113,744	1,535	1,852	178	16,673	--	141,710
Income taxes payable	7,934	--	--	--	--	--	--	7,934
Long-term debt due within one year	--	2,854	900	--	--	1,000	--	4,754
Total current liabilities	15,662	116,598	2,435	1,852	178	17,673	--	154,398
Long-term debt	353,108	231,898	--	--	126	12,900	--	598,032
Other long-term liabilities	267	94,910	--	--	--	--	--	95,177
Deferred income taxes	--	70,579	--	--	--	1,643	--	72,222
Minority interest in net assets of consolidated subsidiaries	--	1,453	7,251	3,231	100	13,158	--	25,193
Total stockholders' equity	504,004	735,076	7,547	7,070	751	17,324	(767,768)	504,004
Total liabilities and stockholders' equity	873,041	1,250,514	17,233	12,153	1,155	62,698	(767,768)	1,449,026

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	--	494,894	7,936	5,563	2,576	173,984	25,445	710,398
Total operating expenses	17,178	459,252	10,494	7,113	3,049	153,380	25,445	675,911
Income from operations	(17,178)	35,642	(2,558)	(1,550)	(473)	20,604	--	34,487
Other income (expense)	(33,795)	(12,616)	(830)	--	(26)	(706)	--	(47,973)
Equity investment income	--	(1,024)	--	--	--	--	--	(1,024)
Gain (loss) on investments	--	1,569	--	--	--	--	--	1,569
Minority interest in net income of consolidated joint venture	--	--	1,660	--	--	(2,724)	--	(1,064)
Income (loss) before income taxes	(50,973)	23,571	(1,728)	(1,550)	(499)	17,174	--	(14,005)
Benefit (provision) for income taxes	19,370	(9,200)	--	--	--	(4,692)	--	5,478
Net income (loss) before equity in
income of consolidated subsidiaries	(31,603)	14,371	(1,728)	(1,550)	(499)	12,482	--	(8,527)
Equity in income of consolidated subsidiaries	23,076	8,706	--	--	--	--	(31,782)	--
Net income (loss)	(8,527)	23,077	(1,728)	(1,550)	(499)	12,482	(31,782)	(8,527)

Supplemental Condensed Consolidating Statement of Operations
July 31, 2002
As Restated
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	--	431,256	4,233	1,662	2,689	164,013	11,407	615,260
Total operating expenses	11,570	397,098	6,734	2,627	3,014	133,737	11,407	566,187
Income from operations	(11,570)	34,158	(2,501)	(965)	(325)	30,276	--	49,073
Other income (expense)	(27,998)	(8,091)	(347)	--	(1)	(901)	--	(37,338)
Equity investment income	--	4,435	--	--	--	--	--	4,435
Minority interest in net income of consolidated joint venture	--	39	1,395	--	--	(2,003)	--	(569)
Income (loss) before income taxes	(39,568)	30,541	(1,453)	(965)	(326)	27,372	--	15,601
Benefit (provision) for income taxes	17,529	(13,326)	--	--	--	(11,046)	--	(6,843)
Net income (loss) before equity in
income of consolidated subsidiaries	(22,039)	17,215	(1,453)	(965)	(326)	16,326	--	8,758
Cumulative effect of change in accounting principle	--	(1,708)	--	--	--	--	--	(1,708)
Equity in income of consolidated subsidiaries	29,089	13,583	--	--	--	--	(42,672)	--
Net income (loss)	7,050	29,090	(1,453)	(965)	(326)	16,326	(42,672)	7,050

Supplemental Condensed Consolidating Statement of Operations
July 31, 2001
As Restated
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	--	425,133	2,482	2,913	116,827	(3,575)	543,780
Total operating expenses	1,723	396,671	3,056	3,197	96,839	(3,575)	497,911
Income from operations	(1,723)	28,462	(574)	(284)	19,988	--	45,869
Other income (expense)	(18,219)	(9,950)	(247)	(16)	(1,067)	--	(29,499)
Resort Equity Investment Income	--	6,775	--	--	--	--	6,775
Minority interest in net income of consolidated joint venture	--	(1)	402	--	(1,186)	--	(785)
Income (loss) before income taxes	(19,942)	25,286	(419)	(300)	17,735	-	22,360
Benefit (provision) for income taxes	8,635	(11,459)	--	--	(8,084)	--	(10,908)
Net income (loss) before equity in income of consolidated subsidiaries	(11,307)	13,827	(419)	(300)	9,651	--	11,452
Equity in income of consolidated subsidiaries	22,759	8,932	--	--	--	(31,691)	--
Net income (loss)	11,452	22,759	(419)	(300)	9,651	(31,691)	11,452

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	(15,160)	163,016	(2,328)	(2,631)	70	11,603	--	154,570

Cash flows from investing activities:
Resort capital expenditures	--	(85,143)	(883)	(1,731)	(20)	(18,561)	--	(106,338)
Investments in real estate	--	(43,659)	--	--	--	21,087	--	(22,572)
Other investing activities	--	(26,890)	--	--	--	25,077	--	(1,813)
Net cash provided by (used in) investing activities	-	(155,692)	(883)	(1,731)	(20)	27,603	--	(130,723)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	450,236	--	--	--	8,210	--	458,446
Payments on long-term debt	--	(483,247)	--	--	--	--	--	(483,247)
Advances to (from) affiliates	16,230	(3,460)	3,486	4,362	16	(20,634)	--	--
Other financing activities	(1,070)	(1,605)	--	--	--	(1,607)	--	(4,282)
Net cash provided by financing activities	15,160	(38,076)	3,486	4,362	16	(14,031)	--	(29,083)

Net increase in cash and cash equivalents	--	(30,752)	275	--	66	25,175	--	(5,236)

Cash and cash equivalents:
Beginning of period	--	10,256	124	--	51	2,679	--	13,110
End of period	--	(20,496)	399	--	117	27,854	--	7,874

Supplemental Condensed Consolidating Statement of Cash Flows
July 31, 2002
As Restated
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	15,583	93,783	(938)	900	(175)	22,521	--	131,674

Cash flows from investing activities:
Resort capital expenditures	--	(61,737)	(8,533)	--	(34)	(5,930)	--	(76,234)
Investments in real estate	--	(67,805)	--	(900)	--	--	--	(68,705)
Cash paid in acquisitions	--	(163,130)	--	--	--	(1,640)	--	(164,770)
Investments in/distributions from equity investments	--	20,620	--	--	--	(13,951)	--	6,669
Advances to (from) affiliates	(163,541)	151,676	9,027	--	--	838		(2,000)
Other investing activities	--	104	--	--	(1)	44	--	147
Net cash provided by (used in) investing activities	(163,541)	(120,272)	494	(900)	(35)	(20,639)	--	(304,893)

Cash flows from financing activities:
Other financing activities	(4,688)	(2,968)	--	--	41	--	--	(7,615)
Proceeds from borrowings under long-term debt	152,646	584,035	--	--	650	--	--	737,331
Payments on long-term debt	--	(548,033)	--	--	(478)	(2,300)	--	(550,811)
Distributions to minority shareholders	--	(1,261)	--	--	--	--	--	(1,261)
Net cash provided by financing activities	147,958	31,773	--	--	213	(2,300)	--	177,644

Net increase in cash and cash equivalents	--	5,284	(444)	--	3	(418)	--	4,425

Cash and cash equivalents:
Beginning of period	--	4,972	568	--	48	3,097	--	8,685
End of period	--	10,256	124	--	51	2,679	--	13,110
Supplemental Condensed Consolidating Statement of Cash Flows
July 31, 2001
As Restated
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	Larkspur	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	(18,037)	92,121	(453)	(270)	35,582	--	108,943

Cash flows from investing activities:
Resort capital expenditures	--	(46,764)	(1,977)	(6)	(9,067)	--	(57,814)
Investments in real estate	--	(39,172)	--	--	--	--	(39,172)
Cash paid in acquisitions	--	(20,794)	1,320	--	--	--	(19,474)
Cash financing provided to equity method investees	--	(7,400)	--	--	--	--	(7,400)
Investments in/distributions from equity investments	--	15,546	--	--	--	--	15,546
Other investing activities	--	27,557	--	--	(27,011)	--	546
Net cash provided by (used in) investing activities	--	(71,027)	(657)	(6)	(36,078)	-	(107,768)

Cash flows from financing activities:
Other financing activities	4,324	207	--	13	--	--	4,544
Proceeds from borrowings under long-term debt	--	220,251	--	620	3,200	--	224,071
Payments on long-term debt	--	(228,572)	--	(354)	(1,000)	--	(229,926)
Advances to (from) affiliates	13,713	(13,929)	1,678	--	(1,462)	--	--
Net cash provided by financing activities	18,037	(22,043)	1,678	279	738	--	(1,311)

Net increase in cash and cash equivalents	--	(949)	568	3	242	--	(136)

Cash and cash equivalents:
Beginning of period	--	5,921	--	45	2,855	--	8,821
End of period	--	4,972	568	48	3,097	--	8,685

24. Subsequent Events

The Credit Facility was amended on October 2, 2003, to increase the Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Facility) for the compliance periods ending July 31, 2003 and October 31, 2003. The amendment to the Credit Facility was effective July 31, 2003.

In connection with the employment of Jeffrey W. Jones as Senior Vice President and Chief Financial Officer of VRDC, a wholly-owned subsidiary of the Company, VRDC agreed to invest up to $650,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Jones and his family in Eagle County, Colorado. In September 2003, the Company contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence. Upon the resale of the residence, or within approximately 18 months of the termination of Mr. Jones' employment with VRDC, whichever is earlier, VRDC is entitled to receive its proportionate share of the resale price of the residence, less certain deductions.

In October 2003, the Company and the minority shareholders of RTP agreed to extend the current year put period until 15 days after the date of this filing.

In November 2003, the Company was notified by GSSI of their intent to exercise the November Option. The Company and GSSI agreed to extend the November Option to the same period in fiscal 2004 in lieu of executing the exercise currently.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Financial management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing of this Form 10-K. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company, including its CEO and CFO, does not expect that the Company's internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in internal controls. Taking into account the restatement contained in this filing, the CEO and CFO, in conjunction with the Company's outside auditors, evaluated the Company's processes and procedures and have identified a material weakness and certain significant deficiencies in the Company's internal control over financial reporting. The material weakness identified is that the Company has insufficient and inadequate personnel necessary to oversee its accounting and financial reporting functions. The significant deficiencies, which are less serious findings than a material weakness, identified were: the inadequacy of controls and procedures over the accounting for and reporting of equity investments of the Company; the need for tighter controls and procedures over executive compensation arrangements and the proper accounting therefor; and the need to improve controls related to the timely transfers of fixed assets from construction in process as well as the proper capitalization of interest on self-constructed fixed assets. As a result of these findings, the Company intends to authorize and implement certain actions, in a timely manner, to address this weakness and these deficiencies and to enhance the reliability and effectiveness of the Company's control procedures. These actions will include adding and reallocating finance and accounting staff and support personnel who are dedicated to the objectives of timely and accurate disclosure of required information.

Based upon the foregoing, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures will be effective in meeting the above-stated objectives after giving effect to the aforementioned actions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Code of Ethics. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company undertakes to provide to any person without charge, upon request, a copy of the Company's Code of Ethics. Requests may be directed to Vail Resorts, Inc., P.O. Box 7, Vail, CO 81658; attention Corporate Secretary or by calling (970) 845-2500.

Audit Committee Financial Expert. The Company's Board of Directors has determined that Joe R. Micheletto, the current chairman of the Company's Audit Committee, is a "financial expert" as defined under Item 401 of Regulation S-K of the Act and is "independent" from management as defined by Item 7(d)(3), of Schedule 14A under the Act.

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 8, 2004.

ITEM 11.  EXECUTIVE COMPENSATION.

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 8, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 8, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 8, 2004.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held January 8, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)	Index to Financial Statements and Financial Statement Schedules.
	(1)	See "Item 8. Financial Statements and Supplementary Data" for the index to the Financial Statements.
	(2)	All other schedules have been omitted because the required information is not applicable or because the information required has been included in the financial statements or notes thereto.
	(3)	Index to Exhibits

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

4.6(f)

Second Supplemental Indenture, dated as of October 18, 2002, to the Indenture dated November 21, 2001, among Vail Resorts Inc., the guarantors therein and the Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.6(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

4.6(g)	Fifth Supplemental Indenture, dated as of May 20, 2003, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee.	47
4.6(h)	Third Supplemental Indenture, dated as of May 20, 2003, to the Indenture dated November 21, 2001, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee.	56
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

10.14(c)	Second Amendment to Employment Agreement of Adam M. Aron, as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. dated July 29, 2003	64
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

21	Subsidiaries of Vail Resorts, Inc.	66
23.1	Consent of Independent Accountants.	69
23.2	Consent of Independent Accountants.	70
31	Certification of Adam Aron and James Donohue Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	71
32	Certification of Adam Aron and James Donohue Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	72
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated June 12, 2003, regarding the Company's press release dated as of the same day.

c)	Schedule II - Valuation and Qualifying Accounts and Reserves

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Fiscal Years Ended July 31,

	Balance at Beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Fiscal 2001
Inventory Reserves	$ 887	$ 1,698	$ (1,547)	$ 1,038
Trade Receivable Allowances	2,024	1,685	(2,551)	1,158

Fiscal 2002
Inventory Reserves	1,038	1,813	(1,609)	1,242
Trade Receivable Allowances	1,158	2,741	(3,532)	367

Fiscal 2003
Inventory Reserves	1,242	1,662	(1,627)	1,277
Trade Receivable Allowances	$ 367	$ 2,709	$ (2,342)	$ 1,091

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ James P. Donohue
James P. Donohue
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Dated:	November 13, 2003

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints James P. Donohue or Martha D. Rehm, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 13, 2003.

Signature	Title
/s/ Adam M. Aron	Chairman of the Board and Chief Executive Officer
Adam M. Aron	(Principal Chief Executive Officer)
/s/ James P. Donohue	Senior Vice President and Chief Financial Officer
James P. Donohue
/s/ Frank J. Biondi	Director
Frank J. Biondi
/s/ John R. Hauge	Director
John R. Hauge
/s/ Roland A. Hernandez	Director
Roland A. Hernandez
/s/ Robert A. Katz	Director
Robert A. Katz
/s/ Thomas H. Lee	Director
Thomas H. Lee
/s/ William L. Mack	Director
William L. Mack
/s/ Joe R. Micheletto	Director
Joe R. Micheletto
/s/ Marc J. Rowan	Director
Marc J. Rowan
/S/ John F. Sorte	Director
John F. Sorte
/s/ William P. Stiritz	Director
William P. Stiritz
/s/ James S. Tisch	Director
James S. Tisch

Keystone/Intrawest, L.L.C.

Consolidated Financial Statements

June 30, 2003 and 2002

Keystone/Intrawest L.L.C.

Consolidated Balance Sheets

June 30, 2003 and 2002

	2003	2002

Assets
Cash	$2,592,799	$1,649,291
Restricted cash	448,719	1,509,517
Projects under development	54,283,978	57,443,819
Land held for development	8,212,076	9,210,161
Income producing property, net of accumulated depreciation	16,206,392	16,881,626
Fixed assets, net of accumulated depreciation	949,057	1,132,734
Receivable from related party	-	63,982
Goodwill, net of accumulated amortization	76,917	76,917
Other assets	977,048	1,286,767

Total assets	$83,746,986	$89,254,814

Liabilities and Partners' Capital
Accounts payable	$176,829	$948,445
Customer deposits	100,312	1,393,269
Payable to related parties	3,202,721	4,829,565
Loans payable to related parties	6,600,000	3,522,986
Notes payable	13,023,939	15,003,214
Other liabilities	650,854	513,660

Total liabilities	23,754,655	26,211,139

Commitments and contingencies (Note 10)

Partners' capital:
Intrawest Resorts, Inc.	29,673,417	30,617,454
Vail Summit Resorts, Inc.	30,318,914	32,426,221

Total partners' capital	59,992,331	63,043,675

Total liabilities and partners' capital	$83,746,986	$89,254,814

The accompanying notes are an integral part of these consolidated financial statements

Keystone/Intrawest L.L.C.

Consolidated Statements of Income

Years ended June 30, 2003 and 2002

	2003	2002

Sales	$19,714,933	$43,330,976
Commission revenue	534,154	677,669
Other income	2,285,369	1,706,750

Total revenue	22,534,456	45,715,395

Cost of sales	(18,233,662)	(35,468,297)
Commission expense	(268,282)	(375,309)

Gross margin	4,032,512	9,871,789

Operating expense	(3,055,511)	(3,217,793)
Depreciation and amortization expense	(917,422)	(856,572)
Impairment of projects under development	(1,800,000)	-
Interest expense	(341,616)	(351,915)
Interest income	28,778	36,709
Partner reimbursement (Note 3)	-	994,407

Net income/(loss)	$(2,053,259)	$6,476,625

The accompanying notes are an integral part of these consolidated financial statements

Keystone/Intrawest L.L.C.

Consolidated Statements of Partners' Capital

Years ended June 30, 2003 and 2002

		Vail Summit Resorts, Inc.
	Intrawest Resorts, Inc.	Cash	Land	Total

Balance, June 30, 2001	$31,311,888	$ 24,874,239	$ 8,948,892	$ 65,135,019

Contributions	--	--	426,080	426,080
Distributions	(4,233,386)	(4,233,386)	(527,277)	(8,994,049)
Net income	3,538,952	2,937,673	--	6,476,625

Balance, June 30, 2002	30,617,454	23,578,526	8,847,695	63,043,675

Distributions	--	--	(998,085)	(998,085)
Net loss	(944,037)	(1,109,222)	--	(2,053,259)

Balance, June 30, 2003	$29,673,417	$22,469,304	$7,849,610	$59,992,331

The accompanying notes are an integral part of these consolidated financial statements

Keystone/Intrawest L.L.C.

Consolidated Statements of Cash Flows

Years ended June 30, 2003 and 2002

	2003	2002

Cash Flows From Operating Activities
Net income/(loss)	$(2,053,259)	$6,476,625

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	917,422	856,572
Impairment of projects under development	1,800,000	-
Decrease (increase) in:
Receivable from related party	63,982	(63,982)
Projects under development and land held for development	2,357,926	16,034,439
Restricted cash	1,060,798	4,295,907
Other assets	309,719	88,288
Increase (decrease) in:
Accounts payable	(771,616)	(4,067,366)
Customer deposits	(1,292,957)	(4,306,297)
Other liabilities	137,194	(659,737)

Net cash provided by operating activities	2,529,209	18,654,449

Cash Flows From Investing Activities
Income producing property disposals	-	62,669
Fixed asset additions	(58,511)	(707,289)

Net cash used in investing activities	(58,511)	(644,620)

Cash Flows From Financing Activities
Proceeds from borrowings	7,359,251	17,907,625
Repayment of borrowings	(9,338,526)	(39,442,469)
Payable to related parties, net	703,731	(3,893,194)
Capital distributions	--	(8,466,772)
Repayments of land contributed	(251,646)	(2,229,721)

Net cash used in financing activities	(1,527,190)	(36,124,531)

Net increase/(decrease) in cash	943,508	(18,114,702)

Cash, beginning of year	1,649,291	19,763,993

Cash, end of year	$2,592,799	$1,649,291

Supplemental Disclosure of Cash Flow Information
Decrease/(increase) in land capital distributions due to related party	$(746,439)	$1,702,444
Non-cash equity contribution	--	426,080
Interest paid	1,226,880	7,111,594

The accompanying notes are an integral part of these consolidated financial statements

Keystone/Intrawest L.L.C.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002

1. Organization

Keystone/Intrawest L.L.C. (the "Partnership"), a limited liability company, also doing business as Keystone Real Estate Developments, was formed February 7, 1994. The Partnership was organized to acquire, own, develop, operate and sell real and personal property, consisting mainly of the sale of condominiums, at the base of Keystone Resort in Keystone, Colorado.

The Partners plan to dissolve the Partnership and it is anticipated that a plan of dissolution will be finalized prior to December, 31, 2003 (see Note 11). As part of dissolution, the Partnership's assets and liabilities will be distributed to the Partners. The accompanying financial statements have been prepared assuming that the Partnership will be a going concern and do not reflect liquidation values of the Partnership's assets and liabilities.

Contributions and distributions are made by mutual agreement of the partners. Net income or losses are allocated to the partners according to the L.L.C. agreement.

As real estate development projects are completed, one of its Partners, Vail Summit Resorts, Inc. ("Vail"), receives capital distributions for land it previously contributed to the Partnership. The Partnership has an option to receive additional land from Vail as an additional land capital contribution valued at approximately $10,975,000, the fair market value of the land when the Partnership was formed. If the Partnership does not exercise the option, Vail may still contribute the remaining option land under certain circumstances.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and all related entities controlled by the Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Projects Under Development

Projects under development are stated at the lower of cost or net realizable value. Land acquisition costs and all costs that are directly related to financing and construction are capitalized during the period of active development. Additionally, the majority of overhead and administrative costs are capitalized and allocated to projects under development.

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

Impairment of Long-Lived Assets

The Partnership evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to: a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For the year ended June 30, 2003, we recognized a $1,800,000 impairment for projects under development related to employee housing. The fair value of the employee housing projects under development was estimated by a third party appraiser.

Goodwill

Goodwill is attributed to a subsidiary of the Partnership that provides real estate brokerage services. Prior to fiscal 2003 goodwill was being amortized over 20 years. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 31, 2001, and applies to all goodwill and other indefinite-lived intangibles recognized in the financial statements at that date. Under the provisions of this statement, goodwill and other indefinite-lived intangibles will not be amortized, but will be tested for impairment on an annual basis. No impairments of goodwill were recognized in the years ended June 30, 2002 or June 30, 2003.

Accumulated amortization at June 30, 2002 was $53,083. Amortization expense for the year ended June 30, 2002 was $6,499. As noted above, goodwill was not amortized during the year ended June 30, 2003.

Other Assets

Other assets consist primarily of prepaid commissions, other prepaid expenses, receivables from retail tenants, and a note receivable. During fiscal 2002, the Partnership received a portion of the sales price for a lot sale in the form of a note receivable. The aggregate principal amount of the note receivable at June 30, 2003 was $290,000. The principal and unpaid interest is due in full on June 30, 2004. The note is collateralized by a deed of trust on the lot and is charged interest at U.S. Bank's Reference Rate plus 1.00%. At June 30, 2003, U.S. Bank's Reference Rate was 4.00%.

Revenue Recognition

Revenues from real estate sales and brokerage commissions are recognized when consideration has been received, title, possession and other attributes of ownership have been transferred to the buyer, and the Partnership is not obligated to perform significant additional activities after the sale.

The Partnership leases commercial space to tenants under operating leases with various terms. Rental income is recognized on a straight-line basis over the term of the lease and is included in other income.

Brokerage Commissions

Commission revenue and expense on the consolidated statements of income relate to sales of non-Partnership properties by the Partnership. Commissions paid by the Partnership on sales of Partnership properties are included in cost of sales.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments approximate their carrying values at June 30, 2003 and 2002.

Income Taxes

No provision has been made in the financial statements for federal or state income taxes since these taxes are the responsibility of the partners.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current year presentation. These reclassifications have no impact on net operating results previously recorded.

New Accounting Standards

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not currently anticipate any exit or disposal activities within the scope of SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard is not expected to have a material impact on the Partnership's financial statements as it is not a direct or indirect guarantor of debt for other parties. However, as discussed in Note 6, any future modifications or extensions of letters of credit outstanding as of June 30, 2003 would be subject to the requirements of FIN No. 45.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which the Partnership obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which the Partnership holds a variable interest acquired before February 1, 2003. The adoption of this standard is not expected to have a material impact on the Partnership's financial statements.

The adoption of SFAS No. 146, and FIN 46, is not expected to, or did not have a material impact on the Partnership's financial position, results of operations, or cash flows.

3. Related Party Transactions

The Partnership has an agreement with one of its partners, Intrawest Resorts, Inc. ("Intrawest"), whereby that partner manages the operations, development and construction activities of the Partnership's properties for a fee as defined in a management agreement. The Partnership incurred $737,379 and $1,038,369 in fees and interest under this agreement during the years ended June 30, 2003 and 2002, respectively.

Prior to fiscal 2002, Intrawest had a practice of charging a management fee of 5% of new development costs that were incurred during the year. During fiscal 2002, the Partnership determined that the management fee should be 5% of the first $20,000,000 of development costs that occurred during the year, and 4% of any additional development costs. The total amount of fees that were reimbursed by Intrawest to the Partnership was $1,538,546 during fiscal 2002. Of this reimbursed amount, $994,407 relates to property that was sold prior to June 30, 2002 and was recorded as a component of income on the accompanying consolidated statements of income. The remaining amount impacted real estate sales after fiscal 2002 and was recorded as a decrease to projects under development.

The payable to related parties on the Partnership's consolidated balance sheets consists primarily of accrued management fees due to Intrawest, and land capital distributions due to Vail.

During fiscal 2002, the Partnership exercised an option to receive additional land from Vail as an additional land capital contribution valued at $426,080, the estimated fair market value of the land when the Partnership was formed. This amount has been recorded as a capital contribution in the consolidated statements of partners' capital. No additional land options were exercised by the Partnership in fiscal 2003.

4. Income Producing Property

A summary of income producing property, at cost, as of June 30 is as follows:

	2003	2002

Buildings	$19,293,029	$19,293,029
Land	691,288	691,288
	19,984,317	19,984,317

Less accumulated depreciation	(3,777,925)	(3,102,691)

	$16,206,392	$16,881,626

Depreciation expense for the years ended June 30, 2003 and 2002 was $675,234 and $672,035, respectively.

  Fixed Assets

  A summary of fixed assets, at cost, as of June 30 is as follows:

	2003	2002

Office equipment	$441,492	$297,811
Leasehold improvements	1,389,578	1,474,748

	1,831,070	1,772,559
Less accumulated depreciation	(882,013)	(639,825)

	$949,057	$1,132,734

  Depreciation expense for the years ended June 30, 2003 and 2002 was $242,188 and $177,987, respectively.

  6. Notes Payable and Loans Payable to Related Parties

  Notes payable and loans payable to related parties as of June 30 consisted of the following:

	2003	2002

Line of credit payable to Wells Fargo Bank. The line is collateralized by land under development and the guarantee of Intrawest Corporation. The interest rate is prime plus 1%. The loan commitment has a maximum available credit of $19,679,950 and matures on August 31, 2003. Also refer to Note 11 for subsequent event activity related to this line of credit.	$5,179,517	$6,559,517

Note payable to Wells Fargo Bank. The note is collateralized by the commercial property in the Jackpine, Blackbear, Silver Mill, Buffalo/Dakota and Arapahoe projects (included in income producing property) and the guarantee of Intrawest Corporation. The interest rate is prime less 0.25%. The loan commitment has a maximum available credit of $9,200,000 and matures on September 1, 2004.	7,844,422	8,153,362

Note payable to BankOne. The note was collateralized by land and real property associated with the Settlers Creek Townhomes project (included in projects under development in fiscal 2002). The interest rate was LIBOR plus 2.75%. The commitment had a maximum available credit of $28,254,104 and matured on February 6, 2003.	--	290,335

Uncollateralized loans payable to the partners. The interest rate is prime plus 2%.	6,600,000	3,522,986

Total notes payable	$19,623,939	$18,526,200

  At June 30, 2003, the prime rate was 4.00%. The notes payable agreement with Wells Fargo Bank contains various covenants including, but not limited to, maintaining certain financial ratios.

  The Partnership also has letters of credit which expire at various times during the next two years for the benefit of the Board of County Commissioners of Summit County, Colorado totalling $1,421,342 at June 30, 2003. As discussed in Note 2, these letters of credit are guarantees which, if modified or extended, will fall under the requirements of FIN 45 and would be accounted for at fair value.

  7. Interest Activity

  Information related to interest costs incurred for the years ended June 30, 2003 and 2002 is as follows:

	2003	2002

Interest capitalized in property under development,
beginning of year	$7,390,744	$7,316,151
Interest incurred	1,203,893	1,609,383
Interest expensed	(341,616)	(351,915)
Previously capitalized interest included in cost of sales	(906,059)	(1,182,875)

Interest capitalized in property under development, end of year	$7,346,962	$7,390,744

  8. Leases

  The Partnership has minimal short-term operating leases for certain office equipment. During fiscal 2002 and part of fiscal 2003, the administration office was leased from a related party under an informal agreement for $1,000 per month on a month-to-month basis. This lease was terminated prior to June 30, 2003. In addition, a brokerage office is leased from a related party per a formal agreement containing escalating rent provisions. At June 30, 2003, lease payments for the brokerage office were $9,141 per month.

  9. Future Minimum Rental Income

  The Partnership leases out commercial shop space in its projects under operating leases with various terms. Future minimum rental income due under the terms of noncancellable operating leases, assuming no new or renegotiated leases or option extensions or terminations, is as follows:
2004	$1,520,098
2005	1,574,140
2006	1,336,585
2007	968,774
2008	696,121
Thereafter	448,342

$6,544,060

  10. Commitments and Contingencies

  Legal

  The Partnership is named as a defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Partnership is denying the allegations made against it, and is vigorously defending against them. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that the pending litigation will not result in liabilities to such extent that they would materially affect the Partnership's financial position or results of operations.

  In September 2002, Vail , which is one of the 50% members of the Partnership, filed a lawsuit in the Delaware Chancery Court against the Intrawest 50% member of the Partnership and related Intrawest entities. The suit alleges, among other things, breach of contract against the Intrawest member and seeks injunctive and other relief. Vail believes that the announcement by Intrawest Corporation of its plans to enter into a long term lease with the City and County of Denver to operate the Winter Park ski area and develop real estate in and around the base of Winter Park violates the covenant not to compete in real estate development projects in certain locations in Colorado, unless certain conditions are met. No answer has yet been filed with the Delaware Chancery Court by Intrawest. At this time it is not possible to predict the ultimate outcome of the lawsuit, or the effect of the suit on the ongoing business of Keystone/Intrawest LLC.

  11. Subsequent Events

  Partnership Dissolution

  Subsequent to June 30, 2003, various discussions were ongoing related to a planned dissolution of the Partnership in the near future. It is currently anticipated that the specific details of a dissolution plan will be finalized before the end of calendar year 2003. During preparations for dissolution, Partnership management became aware of certain terms of the L.L.C. agreement that will require an allocation of "distributable cash" to the Partners that will be significantly different from the Partners' June 30, 2003 contributed capital balances. Management estimates that the allocation of distributable cash at dissolution will create a payable due to Intrawest from Vail. Partnership management has submitted a proposal to the Partners for handling the allocation of "distributable cash" in a manner that will not require an actual payment of cash from Vail to Intrawest. Among other considerations, this will require an amendment to the Keystone/Intrawest L.L.C. agreement so that the distribution priority of land originally contributed by Vail is accelerated during the distribution of assets at dissolution. These and other considerations will require agreement of the Partners in order to finalize the plan of dissolution.

  Line of credit payable to Wells Fargo

  Subsequent to June 30, 2003 the Partnership obtained a 90-day extension, on the original maturity date of August 31, 2003, for the line of credit payable to Wells Fargo.

  Partner support

  Subsequent to June 30, 2003 the Partners signed individual support letters in favor of the Partnership, wherein the Partners agreed to provide additional financial support through capital calls or other means to the Partnership for the next twelve months or through the date of formal dissolution, if earlier, with respect to the Partnership's needs to pay-off maturing debt and other cash requirements. In addition, the Partners agreed not to require repayment of any loans payable from the Partnership until distributable cash becomes available at dissolution.

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