Form 10-Q
period 2003-10-31
VAIL RESORTS INC
filed 2003-12-12
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	October 31, 2003

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

As of December 9, 2003, 7,439,834 shares of Class A Common Stock and 27,835,042 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2003, July 31, 2003 and October 31, 2002		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2003 and 2002		F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2003 and 2002		F-4
Notes to Consolidated Condensed Financial Statements		F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2003	2003	2002
			(as restated)
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 18,525	$ 18,940	$ 25,165
Receivables, net	34,940	49,748	39,133
Inventories, net	41,820	31,756	41,089
Other current assets	25,812	16,551	24,443
Total current assets	121,097	116,995	129,830
Property, plant and equipment, net	934,289	932,251	917,700
Real estate held for sale and investment	115,570	123,223	152,760
Goodwill, net	145,049	145,049	139,600
Other intangibles, net	87,594	88,412	76,984
Other assets	45,905	49,512	43,041
Total assets	$ 1,449,504	$ 1,455,442	$ 1,459,915

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 6)	$ 191,390	$ 152,039	$ 170,984
Income taxes payable	--	--	3,231
Long-term debt due within one year (Note 5)	3,522	27,931	3,485
Total current liabilities	194,912	179,970	177,700
Long-term debt (Note 5)	576,909	556,220	625,044
Other long-term liabilities	116,779	113,217	100,643
Deferred income taxes	60,827	78,808	54,204
Commitments and contingencies (Note 11)	--	--	--
Put options (Note 9)	2,432	1,822	1,569
Minority interest in net assets of consolidated joint ventures	26,736	29,159	21,476
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,835,042, 27,835,042, and 27,742,707 shares issued and outstanding as of October 31, 2003, July 31, 2003, and October 31, 2002, respectively	278	278	277
Additional paid-in capital	415,350	415,306	415,715
Deferred compensation	(176)	(198)	(985)
Retained earnings	55,383	80,786	64,198
Total stockholders' equity	470,909	496,246	479,279
Total liabilities and stockholders' equity	$ 1,449,504	$ 1,455,442	$ 1,459,915

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2003	2002
		(as restated)
Net revenue:
Mountain	$ 34,079	$ 33,629
Lodging	42,652	40,601
Real estate	26,892	39,354
Total net revenue	103,623	113,584
Operating expense:
Mountain	61,914	64,656
Lodging	40,518	39,294
Real estate	12,124	27,546
Gain on transfer of property (Note 13)	(1,913)	--
Loss on disposal of fixed assets	1,010	16
Depreciation and amortization	20,366	18,625
Total operating expense	134,019	150,137
Loss from operations	(30,396)	(36,553)
Other income (expense):
Mountain equity investment (loss) income	(18)	1,089
Lodging equity investment loss	(1,740)	(1,306)
Real estate equity investment income	203	3,070
Interest income	565	206
Interest expense	(13,408)	(11,778)
Loss on put option	(610)	--
Other income	--	30
Minority interest in loss of consolidated joint ventures	2,091	2,024
Loss before income taxes	(43,313)	(43,218)
Benefit from income taxes	17,910	18,104
Net loss	$ (25,403)	$ (25,114)

Per share amounts (Note 4):
Basic net loss per share	$ (0.72)	$ (0.71)
Diluted net loss per share	$ (0.72)	$ (0.71)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2003	2002
Net cash provided by operating activities:	$ 25,585	$ 13,872
Cash flows from investing activities:
Capital expenditures	(20,896)	(23,535)
Investments in real estate	(1,523)	(14,935)
Other investing activities, net	1,351	(1,090)
Net cash used in investing activities	(21,068)	(39,560)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	80,090	71,900
Payments on long-term debt	(84,688)	(46,830)
Other financing activities, net	(334)	(182)
Net cash (used in) provided by financing activities	(4,932)	24,888
Net decrease in cash and cash equivalents	(415)	(800)
Cash and cash equivalents:
Beginning of period	18,940	25,965
End of period	$ 18,525	$ 25,165

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") owns and operates four world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. The Company, through a subsidiary, also owns and operates Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company holds a majority interest in RockResorts International LLC ("RockResorts), a luxury hotel management company. The Company also holds a 51.9% interest in SSI Venture LLC ("SSV"), a retail/rental company. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature. The Company's mountain and most of its lodging operations typically have operating seasons from late October through April. The Company's operations at GTLC generally run from mid-May through mid-October.

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

2.  Restatements

As disclosed in the Company's Form 10-K for the year ended July 31, 2003, the Company restated its previously filed financial statements for certain corrections to the accounting for employee housing joint ventures, executive deferred compensation, interest income from a certain joint venture, capitalized interest and certain other matters. For more information regarding these changes, refer to the Company's Form 10-K for the year ended July 31, 2003.

The total impact of the restatement and prior period adjustments (in thousands) included in this filing as compared to the financial statements previously reported in the Company's Form 10-Q for the three months ended October 31, 2002 is summarized below (only line items that were impacted are presented):

Balance Sheet:	As of October 31, 2002
	Previously	As	Percent
	Reported	Restated	Change

Other current assets	$ 24,500	$ 24,443	(0.2)%
Total current assets	125,678	129,830	3.3%

Property, plant and equipment, net	919,720	917,700	(0.2)%
Other assets	40,406	43,041	6.5%

Total assets	$1,455,148	$1,459,915	0.3%

Accounts payable and accrued expenses	$ 165,272	$ 170,984	3.5%
Total current liabilities	171,988	177,700	3.3%

Other long-term liabilities	96,332	100,643	4.5%
Deferred income taxes	55,620	54,204	(2.5)%
Minority interest in net assets of consolidated joint ventures	21,757	21,476	(1.3)%

Retained earnings	67,757	64,198	(5.3)%

Total stockholders' equity	482,838	479,279	(0.7)%

Total liabilities and stockholders' equity	$1,455,148	$1,459,915	0.3%

Statement of Operations:	Three Months Ended October 31, 2002
	Previously	As	Percent
	Reported	Restated	Change
Mountain revenue	$ 34,441	$ 33,629	(2.4)%
Lodging revenue	40,058	40,601	1.4%
Total net revenue	113,853	113,584	(0.2)%

Mountain operating expense	65,463	64,656	(1.2)%
Lodging operating expense	38,747	39,294	1.4%
Real estate operating expense	27,531	27,546	0.1%
Depreciation and amortization	17,985	18,625	3.6%
Total operating expense	149,726	150,137	0.3%

Loss from operations	(35,873)	(36,553)	(1.9) %

Mountain equity investment income	1,061	1,089	(2.6)%
Lodging equity investment loss	(1,311)	(1,306)	0.4%
Interest income	259	206	(20.5)%
Interest expense	(11,964)	(11,778)	1.6%

Loss before income taxes	(42,720)	(43,218)	(1.2)%

Benefit from income taxes	17,900	18,104	1.1%

Net loss	$ (24,820)	$ (25,114)	(1.2)%

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Financial Statements as of and for the three months ended October 31, 2002 to conform to the current period presentation.

Stock Compensation-- At July 31, 2003, the Company had four stock-based compensation plans. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended October 31,
	2003	2002
		(as restated)

Net loss
As reported	$ (25,403)	$ (25,114)
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(41)	(377)
Pro forma	$ (25,444)	$ (25,491)

Basic net loss per common share
As reported	$ (0.72)	$ (0.71)
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0.00	(0.01)
Pro forma	$ (0.72)	$ (0.72)

Diluted net loss per common share
As reported	$ (0.72)	$ (0.71)
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0.00	(0.01)
Pro forma	$ (0.72)	$ (0.72)

New Accounting Pronouncements -- In January 2003, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after February 1, 2003, and to VIEs in which the Company obtains an interest after that date. The interpretation was to apply in the first fiscal year or interim period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date for FIN No. 46 to financial statements issued for the first period ending after December 15, 2003. This deferral only applies to VIEs that existed prior to February 1, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial position or results of operations (see Note 8, Variable Interest Entities).

In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities or, in some circumstances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. Implementation of SFAS No. 150 did not have a significant impact on the Company's financial position or results of operations.

4.  Net Loss Per Common Share

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

	Three Months Ended October 31,
	2003		2002
	Basic	Diluted	Basic	Diluted
			(as restated)
	(In thousands, except per share amounts)
Net loss per common share:
Net loss	$ (25,403)	$ (25,403)	$(25,114)	$(25,114)

Weighted-average shares outstanding	35,275	35,275	35,166	35,166
Effect of dilutive securities	--	--	--	--
Total shares	35,275	35,275	35,166	35,166

Net loss per common share	$ (0.72)	$ (0.72)	$ (0.71)	$ (0.71)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.8 million and 2.6 million as of October 31, 2003 and 2002, respectively. The shares were anti-dilutive due to the Company's net loss for the applicable periods.

5.  Long-Term Debt

Long-term debt as of October 31, 2003, July 31, 2003 and October 31, 2002 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (b)	2003	2003	2002

Industrial Development Bonds	2004-2020	$ 61,700	$ 61,700	$ 61,700
Credit Facilities	2006-2009	154,415	133,860	181,450
Senior Subordinated Notes	2009	360,000	360,000	360,000
Discount on Senior Subordinated Notes		(5,944)	(6,142)	(6,711)
Olympus Note (a)	2004	--	25,000	25,000
Discount on Olympus Note (a)		--	(656)	(2,069)
Other	2004-2029	10,260	10,389	9,159
		580,431	584,151	628,529
Less: Current Maturities (c)		3,522	27,931	3,485
		$ 576,909	$ 556,220	$ 625,044

(a)

In connection with the Company's acquisition of Rancho Mirage in November 2001, the Company entered into a note payable to Olympus Real Estate Partners (the "Olympus Note"). The Olympus Note had a principal amount of $25 million and was scheduled to mature November 15, 2003. The terms did not provide for interest; therefore, the Company imputed an interest rate of 8% per annum, which was recorded as a discount on the Olympus Note and was amortized as interest expense over the life of the Olympus Note. The Company repaid the Olympus Note in full in August 2003.

(b)	Maturities are based on the Company's July 31 fiscal year end.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2003 are as follows (in thousands):

Fiscal 2004	$ 2,925
Fiscal 2005	3,634
Fiscal 2006	26,006
Fiscal 2007	33,791
Fiscal 2008	1,249
Thereafter	512,826
Total debt	$580,431

The Company incurred gross interest expense, including interest capitalized, of $13.4 million and $12.4 million for the three months ended October 31, 2003 and 2002, respectively. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented. The Company expects it will meet all applicable quarterly financial tests in its debt instruments in fiscal 2004. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

6.  Supplementary Balance Sheet Information (in thousands)

The composition of accounts payable and accrued expenses follows:

	October 31,	July 31,	October 31,
	2003	2003	2002
			(as restated)
Trade payables	$ 71,836	$ 53,921	$ 70,073
Deferred revenue	44,088	18,036	34,118
Deposits	9,786	13,292	9,436
Accrued salaries, wages and deferred compensation	12,390	19,526	15,425
Accrued benefits	18,605	19,592	10,627
Accrued interest	16,270	7,798	16,274
Accrued property taxes	9,678	7,314	8,745
Other accruals	8,737	12,560	6,286
Total accounts payable and accrued expenses	$ 191,390	$ 152,039	$ 170,984

7.  Investments in Affiliates

The Company held the following investments in equity method affiliates as of October 31, 2003:

Equity Method Investees	Ownership Interest
Keystone/Intrawest, LLC ("KRED")	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Bachelor Gulch Resorts, LLC ("BG Resort")	49%
FFT Investment Partners	45%
Eclipse Television & Sports Marketing, LLC	20%
Clinton Ditch and Reservoir Company	43%
Tenderfoot Seasonal Housing, LLC	50%
The Tarnes at BC, LLC	31%
BC Housing, LLC	26%
Breckenridge Terrace, LLC	50%
Avon Partners II, LLC	50%

The Company had total net investments in equity method affiliates of $45.4 million and $53.5 million as of October 31, 2003 and 2002, respectively. Of this balance, as of October 31, 2003 and 2002, respectively, $5.8 million and $3.6 million was classified under the caption "Other long-term liabilities", $32.8 million and $37.0 million was classified under the caption "Real estate held for sale and investment" and $18.4 million and $20.1 million was classified under the caption "Other assets" on the accompanying Consolidated Condensed Balance Sheets.

The Company issued guarantees related to Tenderfoot Seasonal Housing, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Breckenridge Terrace, LLC. For more information regarding these guarantees, see Note 11, Commitments and Contingencies. The Company's net investment in each of these entities is negative due to accumulated deficits related primarily to depreciation expense; therefore the investments are recorded as liabilities in the accompanying balance sheets.

The Company's carrying amount of the equity method investments in KRED and BG Resort differ from the value of the underlying equity in net assets due to the difference in the book value and fair market value of the land contributed by the Company to the entities. This difference is $1.2 million for KRED and $3.0 million for BG Resort. The Company recognizes these differences in basis as revenue when that land is sold by KRED and BG Resort to third parties.

Condensed financial data for KRED is presented below for the three months ended October 31, 2003 and 2002.

	For the three months ended October 31,
KRED:	2003	2002
Net revenue	$ 6,442	$ 1,558
Operating income	791	(68)
Net income (loss)	723	(181)

8.  Variable Interest Entities

The Company is currently evaluating its investments (primarily the investments in the entities presented in Note 7, Investments in Affiliates, that are accounted for under the equity method) to determine whether these investments meet the definition of VIEs under FIN No. 46. If the Company determines that any of these investments are VIEs, it is reasonably possible that the Company would be determined to be the primary beneficiary as defined in FIN No. 46. If so, the Company would be required to consolidate that entity. In October 2003, the FASB deferred the implementation date for FIN No. 46 to financial statements issued for the first period ending after December 15, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial statements, and has included related discussions below of entities identified as relevant.

Two entities are the metropolitan districts discussed in Note 11, Commitments and Contingencies. These entities have total assets of $120.2 and total liabilities of $42.8 million as of October 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the metropolitan districts is limited to $41.7 million of letters of credit, which expire October 2004, issued against the Company's Credit Facility backing $39.9 million of variable rate revenue bonds issued by the districts and the Company's subsidization of the interest payments required related to the debt. The Company expects that the letters of credit would be renewed upon expiration to the extent that the variable rate revenue bonds are outstanding at that time.

Four entities are the employee housing joint ventures discussed in Note 11, Commitments and Contingencies. These entities had total assets of $48.2 million as of October 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the employee housing joint ventures is limited to a) the Company's initial equity investments of $2,000 and b) its guarantee of debt through $38.3 million of letters of credit, issued against the Company's Credit Facility backing $37.8 million of Tranche A Housing Bonds. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds.

One entity is a joint venture involved in the construction and operations of the Ritz-Carlton, Bachelor Gulch. The entity had total assets of approximately $95 million and total liabilities of approximately $74 million as of October 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $6.7 million and $4.5 million in long-term loans.

One entity is a joint venture that owns commercial space. The Company currently leases substantially all of that space for its corporate headquarters. The entity had total assets of $4.5 million and no debt as of October 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.

One entity invests in a home in Eagle County, Colorado. The entity had total assets of $5.5 million and no debt as of October 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.

One entity is a joint venture involved in the construction and operations of a reservoir to provide for the Company's snowmaking needs in Summit County, Colorado. The entity had total assets of $9.5 million and no debt as of September 30, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to the Company's initial equity investment of $2.9 million.

9. Put and Call Options

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts. The minority shareholder in RockResorts has the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis. The put option can be exercised between October 1, 2004 and September 30, 2005. The Company has determined that this written put option should be marked to fair value through earnings each period. For the three months ended October 31, 2003, the Company recorded a loss of $675,000 representing the increase in fair value of the option from July 31, 2003 to October 31, 2003; there was no change in fair value of the option during the three months ended October 31, 2002.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to 33% of its interest in RTP to the Company during the period August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings; however, there was no impact on earnings related to this put option for the three months ended October 31, 2003 or 2002. In November 2003, the Company and the minority shareholders of RTP agreed to extend the current year put period until December 6, 2003. In December 2003, the Company was notified by the minority shareholder in RTP that the put option was being exercised for approximately 2.2% of the minority shareholder's total 49% ownership interest, for a put price of approximately $40,000.

In June 2003, in connection with the amended and restated SSV operating agreement, the following put and call rights were created: a) the minority shareholder, GSSI LLC ("GSSI"), shall have the right to put up to 20% of its ownership interests in SSV to the Company at any time during the period between November 1, 2003 and November 10, 2003 (the "November Option"); b) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; c) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. In November 2003, the Company and GSSI agreed to extend the November Option to the same period in fiscal 2004. The put and call pricing is generally based on SSV's trailing twelve month EBITDA, as defined in the operating agreement. The Company has determined that this written put option should be marked to fair value through earnings each period. For the three months ended October 31, 2003, the Company recorded a gain of $65,000 representing the decrease in fair value of the option from July 31, 2003 to October 31, 2003.

10.  Related Party Transactions

In connection with the employment of Jeffrey W. Jones as Senior Vice President and Chief Financial Officer of VRDC, a wholly-owned subsidiary of the Company, VRDC agreed to invest up to $650,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Jones and his family in Eagle County, Colorado. In September 2003, the Company contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence. Upon the resale of the residence, or within approximately 18 months of the termination of Mr. Jones' employment with VRDC, whichever is earlier, VRDC is entitled to receive its proportionate share of the resale price of the residence, less certain deductions. Mr. Jones was also appointed Senior Vice President and Chief Financial Officer of the Company in November 2003.

11.  Commitments and Contingencies

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

The SCMD and HCMD service districts own, operate and maintain the municipal facilities and the BGMD and RSRMD financing districts are responsible for the payment of the costs related to the construction, operation and maintenance of the facilities. SCMD and HCMD have little or no assessed valuation within their boundaries from which general obligation ("GO") bonds could be paid, whereas virtually all of the assessed valuation of property to be developed is within the boundaries of BGMD and RSRMD. SCMD and HCMD have outstanding variable rate revenue bonds in the amount of $26.9 million and $12 million, respectively, the funds of which were used to finance the construction of facilities. The bonds have been credit-enhanced by letters of credit issued against the Company's Credit Facility in the amount of $28.5 million for the SCMD bonds and $12.1 million for the HCMD bonds. The debt service requirements of the bonds are to be paid by payments from BGMD and RSRMD. BGMD and RSRMD generate funds for the payment of the debt service requirement through the assessment of ad valorem property taxes to property owners within the districts. In addition, as the assessed value of the property within the financing district grows, BGMD and RSRMD have the ability to issue GO or revenue bonds to capture the tax value of increases in the tax base within the financing district, the proceeds of which will be used to retire the GO bonds issued by the service district.

However, it may take a number of years for the assessed values on property within BGMD and RSRMD to generate the revenues and tax base necessary to fund the debt service requirements of SCMD and HCMD or to issue bonds to retire the service districts bonds. As a result, VRDC has agreed to pay "capital improvement fees" to BGMD and RSRMD, which are passed through to SCMD and HCMD for purposes of fulfilling the debt service obligations on the bonds. Capital improvement fees are required to be paid only to the extent that funds are necessary to make debt service payments; therefore as BGMD and RSRMD issue bonds to retire the SCMD and HCMD bonds, VRDC's obligation to pay capital improvement fees will diminish. It is anticipated that, in less than 25 to 30 years, the assessed values within BGMD and RSRMD will ultimately be sufficient to fully retire the SCMD and HCMD bonds, and BGMD has issued GO bonds that were used to reduce a portion of the original outstanding principal of the SCMD bonds. The Company believes that BGMD currently has the financial capability to issue incremental GO bonds which could be used to replace some or all of the SCMD bonds outstanding.

The Company has recorded a liability, primarily within "Other long-term liabilities", for the present value of the estimated future capital improvement fees it will be required to make under its agreements with BGMD and RSRMD. The Company recorded liabilities of $15.1 million and $14.8 million at October 31, 2003 and 2002, respectively, to the estimated present value of future BGMD capital improvement fees, and $1.9 million at October 31, 2003 and 2002 with respect to the estimated present value of future RSRMD capital improvement fees. The Company has not recorded a liability in the accompanying Consolidated Condensed Balance Sheets with respect to the letters of credit issued against the Credit Facility with respect to the SCMD and HCMD bonds.

The Company has ownership interests in four entities (BC Housing, LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. The Company accounts for each of these investments under the equity method, thereby absorbing up to 100% of these entities' losses. Each entity has issued interest-only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds mature between 2027 and 2039. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The letters of credit were issued by the Company to facilitate the housing entities' ability to obtain external financing. Those letters of credit expire October 31, 2004 (the Company anticipates these debt service agreements will be renewed). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds; $7.4 million of these guarantees expire May 1, 2004 and $5.9 million expire June 1, 2005. The proceeds of the Housing Bonds were used to construct the housing facilities. The letters of credit or guarantees would be triggered in the event that one of the entities defaults on required Tranche A payments. The guarantees would be triggered in the event that one of the entities defaults on required Tranche B debt service payments. Neither the letters of credit or guarantees have default provisions. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. The Company has the right to rent a certain percentage of the units in the housing facilities to provide seasonal housing for its employees. The following table presents rent expense incurred by the Company with the four entities for the three months ending October 31, 2003 and 2002 (in thousands):

	Gross Rent	Sub-lease Rent	Net Rent
Three Months Ended	Paid	Received	Expense

October 31, 2003	$ --	$ --	$ --
October 31, 2002	$ 1,585	$ (674)	$ 911

As of October 31, 2003, the Company had various other letters of credit outstanding, primarily related to construction guarantees and a $4.2 million letter of credit issued in support of the SSV facility, in the aggregate amount of $12.3 million.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN No. 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities primarily include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products and indemnities related to liabilities associated with the use of easements. The duration of these indemnities generally is indefinite. In addition, the Company indemnifies BG Resort's lenders and partners against losses, damages, expenses or claims that may arise under any hazardous materials law related to the land contributed by the Company to BG Resort; this indemnification does not limit the future payments the Company could be obligated to make. The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. As of October 31, 2003 the Company recorded a liability related to the airline guarantees of $2.4 million. Other than the airline guarantees, the Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying financial statements, either because the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN No. 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was serving, the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the insurance coverage, the Company believes the estimated fair value of these indemnification agreements to be de minimus. All of these indemnification agreements were in effect prior to January 1, 2003 and therefore the Company does not have a liability recorded for these agreements as of October 31, 2003.

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

The Company is aware of water intrusion and condensation problems causing mold damage in the employee housing facility owned by Breckenridge Terrace, LLC (a 50%-owned employee housing joint venture discussed above; "Terrace"). As a result, the facility will not be available for occupancy this ski season. Forensic analysis of the mold situation is in process and Terrace is evaluating the appropriate repair, remediation and other actions that may be necessary in the future. Further, at this time, the Company is unable to predict with any certainty the cause of the problem as well as the nature, extent or cost of such repair work to the facility, including cost to the Company, or when the buildings would again be available for occupancy, or whether the matter could have a material adverse effect on the Company's financial position or results of operations.

The Company is self-insured for medical and workers' compensation under a stop loss arrangement. The self-insurance liability related to workers' compensation is determined actuarially based on claims filed. The self-insurance liability related to medical claims includes an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. The amounts related to these claims are included as a component of accounts payable and accrued expenses as detailed in Note 6, Supplementary Balance Sheet Information. While the ultimate amount of claims incurred is dependent on future developments, reserves are adequate in management's opinion to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded from ultimate claims payments will be reflected in operations in the period in which such adjustments are known.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2008. Certain of these leases have renewal terms at the Company's option and/or escalation clauses (primarily based on CPI). For the three months ended October 31, 2003 and 2002, the Company recorded lease expense related to these agreements of $4.5 million and $4.0 million, respectively, which is included in the accompanying consolidated condensed statements of operations.

Future minimum lease payments under these leases as of October 31, 2003 are as follows (in thousands):

Fiscal 2004	$ 6,769
Fiscal 2005	7,967
Fiscal 2006	7,078
Fiscal 2007	6,316
Fiscal 2008	5,583
Thereafter	18,688
Total	$ 52,401

The Company is a party to various lawsuits arising in the ordinary course of business. Except for the uncertainty surrounding the Wyoming cases described below, management believes the Company has adequate insurance coverage and accrued loss contingencies for all matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

The Company cannot guarantee whether or when the Court will enter the proposed Consent Decree. However, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial position or results of operation.

As disclosed in previous filings, four subsidiaries of the Company (JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company ("GTLC") and Vail Resorts Development Company) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02-CV-17J, 02-CV-16J) in July 2002. The Snake River Lodge & Spa is 51% owned by Teton Hospitality Services, Inc., a wholly-owned subsidiary of the Company, such ownership interest having been acquired in December 2000.

The case arises out of an August 2, 2001 carbon monoxide accident in a hotel room at the Snake River Lodge & Spa in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and injuries to his wife. One lawsuit is a wrongful death action on behalf of the estate of the deceased; the other is a personal injury action on the part of his wife, including alleged brain damage.

The complaints allege negligence on the part of each defendant and seek damages, including punitive damages, in amounts to be proven at trial. In June 2003, the Company-related defendants filed a motion seeking partial summary judgment to dismiss both plaintiffs' claims against them for punitive damages. On November 6, 2003, the District Court denied that motion, and stated that the Court would reconsider the motion at the close of the plaintiffs' case. On December 11, 2003, the District Court granted the motions of Vail Resorts Development Company and Teton Hospitality Services, Inc. but denied the motions of GTLC and JHL&S, LLC, allowing the jury to decide whether any punitive damages should be awarded against GTLC or JHL&S, LLC. Settlement discussions to date have failed to settle the case.

The two cases have been consolidated. Trial of the cases began November 17, 2003 and verdicts are expected by mid-December 2003. The Company anticipates that any damages arising out of the accident paid by the Company, excepting any amounts attributable to punitive damages, would be substantially or entirely covered by insurance carried by the Company. The Company's applicable insurance policies exclude coverage for punitive damages.

The punitive damage claims involve allegations of willful and wanton misconduct on the part of GTLC and JHL&S, LLC. The Company believes that the acts or omissions of GTLC and JHL&S, LLC relevant to the matter do not involve the requisite intent or state of mind to support an award of punitive damages under Wyoming law. However, there can be no way to predict whether a jury would award punitive damages and, if so, in what amount.

The Company therefore is unable to predict the outcome of either of the cases at this time and consequently is unable to conclude whether the outcome may be material to the Company's financial position, results of operations or cash flows. Given this unpredictability, the Company has not taken any financial reserve for an unpredictable outcome. However, any award of punitive damages against either GTLC or JHL&S, LLC could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs. In November 2003, the SEC issued an additional subpoena to the Company to produce documents related primarily to the restated items included in the Company's Form 10-K for the year ended July 31, 2003. The Company is fully cooperating with the SEC in its investigation.

12. Workforce Reduction

In October 2002, the Company's president, Andy Daly, ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2003 in relation to Mr. Daly's severance agreement. As of October 31, 2003, accrued severance charges of $453,000 related to this agreement remain on the Company's Consolidated Condensed Balance Sheet.

In July 2003, the Company announced the restructuring of its sales and marketing focus and organization. Due to the growing number of resorts outside of Colorado, including Heavenly Resort, the Grand Teton Lodge Company, seven RockResorts luxury resort hotels, and the location of RockResorts and Vail Resorts Lodging Company corporate offices in Denver, the Company decentralized most of its sales and marketing functions. The workforce reduction included the termination of 3 employees effective July 31, 2003 resulting in severance expense of approximately $500,000 including an incremental amount of associated benefits burden. As of October 31, 2003, approximately $55,000 of the severance had been paid, leaving approximately $450,000 on the Company's Consolidated Condensed Balance Sheet. The Company will pay the full amount of the severance during fiscal 2004.

13. Non-Cash Deferred Compensation

Pursuant to the employment agreement of Adam Aron, the Company's Chairman of the Board and Chief Executive Officer, entered into in May 2001 and the amendment thereto entered into in July 2003, Mr. Aron became fully vested in the following components of non-cash compensation as of August 3, 2003:

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

Mr. Aron took title to the Red Sky Ranch and Bachelor Gulch properties and related memberships in August 2003; the Company recognized a net gain of $1.8 million related to the transfer of these properties in the quarter ended October 31, 2003. He is scheduled to take title to the Beaver Creek residence and related membership in December 2003, at which time the Company will recognize a net gain of approximately $816,000 related to the transfer of that property.

In March 2001, the Compensation Committee of the Company's Board of Directors granted Jim Thompson, President of VRDC, a one-time bonus in the amount of $600,000 which Mr. Thompson was required to use to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000; Mr. Thompson vested in this bonus as of July 1, 2003. Mr. Thompson took title to the property and related membership in October 2003. As such, the Company recorded a net gain of approximately $150,000 related to the transfer of the real property in the quarter ended October 31, 2003.

The $1.8 million and $150,000 net gains related to the transfer of real property to Messrs. Aron and Thompson, respectively, are recorded in the accompanying Consolidated Condensed Income Statement for the three months ended October 31, 2003 on the line item entitled "Gain on transfer of property".

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

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of October 31, 2003, July 31, 2003 and October 31, 2002. Statement of operations and statement of cash flows data are presented for the three months ended October 31, 2003 and 2002.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	--	17,010	36	5	20	1,454	--	18,525
Receivables, net	(7,102)	38,445	612	(447)	83	3,349	--	34,940
Inventories, net	--	6,970	79	--	134	34,637	--	41,820
Other current assets	10,129	13,467	233	253	37	1,693	--	25,812
Total current assets	3,027	75,892	960	(189)	274	41,133	--	121,097
Property, plant and equipment, net	--	885,263	28,718	86	662	19,560	--	934,289
Real estate held for sale and investment	--	114,670	--	900	--	--	--	115,570
Other assets	7,834	29,853	9	--	--	8,209	--	45,905
Other intangibles, net	--	183,776	1,960	12,133	--	34,774	--	232,643
Investments in subsidiaries and advances to (from) parent	835,214	(44,996)	(19,618)	(491)	(289)	(180)	(769,640)	--
Total assets	846,075	1,244,458	12,029	12,439	647	103,496	(769,640)	1,449,504

Current liabilities:
Accounts payable and accrued expenses	20,480	141,764	1,073	822	100	27,151	--	191,390
Long-term debt due within one year	--	2,379	--	--	--	1,143	--	3,522
Total current liabilities	20,480	144,143	1,073	822	100	28,294	--	194,912
Long-term debt	354,057	190,670	--	--	--	32,182	--	576,909
Other long-term liabilities	629	115,731	--	100	--	319	--	116,779
Deferred income taxes	--	58,990	--	1,125	--	712	--	60,827
Put options	--	2,432	--	--	--	--	--	2,432
Minority interest in net assets of consolidated joint ventures	--	(1,922)	5,368	3,231	100	19,959	--	26,736
Total stockholders' equity	470,909	734,414	5,588	7,161	447	22,030	(769,640)	470,909
Total liabilities and stockholders' equity	846,075	1,244,458	12,029	12,439	647	103,496	(769,640)	1,449,504

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	--	16,566	399	--	117	1,858	--	18,940
Receivables, net	--	33,192	542	352	56	3,688	--	37,830
Taxes receivable	--	11,918	--	--	--	--	--	11,918
Inventories, net	--	8,077	77	--	145	23,457	--	31,756
Other current assets	10,442	4,777	91	--	3	1,238	--	16,551
Total current assets	10,442	74,530	1,109	352	321	30,241	--	116,995
Property, plant and equipment, net	--	882,412	29,012	99	697	20,031	--	932,251
Real estate held for sale and investment	--	111,663	--	900	--	10,660	--	123,223
Other assets	8,186	33,132	9	--	--	8,185	--	49,512
Goodwill, net	--	125,810	1,960	531	--	16,748	--	145,049
Other intangibles, net	--	61,077	--	9,148	--	18,187	--	88,412
Investments in subsidiaries and advances to (from) parent	844,564	(5,915)	(19,189)	(609)	(137)	(16,271)	(802,443)	--
Total assets	863,192	1,282,709	12,901	10,421	881	87,781	(802,443)	1,455,442

Current liabilities:
Accounts payable and accrued expenses	12,459	121,866	1,491	31	184	16,008	--	152,039
Long-term debt due within one year	--	26,659	--	--	--	1,272	--	27,931
Total current liabilities	12,459	148,525	1,491	31	184	17,280	--	179,970
Long-term debt	353,858	174,484	--	--	--	27,878	--	556,220
Other long-term liabilities	629	112,161	--	107	--	320	--	113,217
Deferred income taxes	--	78,055	--	--	--	753	--	78,808
Put options	--	1,822	--	--	--	--	--	1,822
Minority interest in net assets of consolidated joint ventures	--	386	5,591	3,191	100	19,891	--	29,159
Total stockholders' equity	496,246	767,276	5,819	7,092	597	21,659	(802,443)	496,246
Total liabilities and stockholders' equity	863,192	1,282,709	12,901	10,421	881	87,781	(802,443)	1,455,442

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2002
(as restated)
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	--	23,242	1	--	51	1,871	--	25,165
Receivables, net	--	33,568	1,713	1,989	49	1,814	--	39,133
Inventories, net	--	10,916	55	--	134	29,984	--	41,089
Other current assets	1,138	21,684	103	--	3	1,515	--	24,443
Total current assets	1,138	89,410	1,872	1,989	237	35,184	--	129,830
Property, plant and equipment, net	1	870,576	30,404	--	813	15,906	--	917,700
Real estate held for sale and investment	--	168,097	--	900	--	(16,237)	--	152,760
Other assets	9,101	33,279	--	48	--	613	--	43,041
Intangible assets, net	(10,188)	194,673	2,077	10,374	--	19,648	--	216,584
Investments in subsidiaries and advances to (from) parent	852,182	(103,551)	(17,347)	--	(316)	15,682	(746,650)	--
Total assets	852,234	1,252,484	17,006	13,311	734	70,796	(746,650)	1,459,915

Current liabilities:
Accounts payable and accrued expenses	15,619	127,465	992	2,418	83	24,407	--	170,984
Income taxes payable	3,231	--	--	--	--	--	--	3,231
Long-term debt due within one year	--	1,485	1,000	--	--	1,000	--	3,485
Total current liabilities	18,850	128,950	1,992	2,418	83	25,407	--	177,700
Long-term debt	353,289	254,305	--	--	--	17,450	--	625,044
Other long-term liabilities	816	99,827	--	--	--	--	--	100,643
Deferred income taxes	--	52,561	--	--	--	1,643	--	54,204
Put options	--	1,569	--	--	--	--	--	1,569
Minority interest in net assets of consolidated joint ventures	--	7,096	7,357	3,231	100	3,692	--	21,476
Total stockholders' equity	479,279	708,176	7,657	7,662	551	22,604	(746,650)	479,279
Total liabilities and stockholders' equity	852,234	1,252,484	17,006	13,311	734	70,796	(746,650)	1,459,915

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2003
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	--	23,708	2,400	2,056	360	49,654	25,445	103,623
Total operating expenses	2,561	67,333	2,666	1,899	506	33,609	25,445	134,019
Income from operations	(2,561)	(43,625)	(266)	157	(146)	16,045	--	(30,396)
Other income (expense)	(8,495)	(3,953)	(187)	--	(4)	(204)	--	(12,843)
Equity investment income	--	(1,555)	--	--	--	--	--	(1,555)
Gain (loss) on investments	--	(610)	--	--	--	--	--	(610)
Minority interest in net income of consolidated joint ventures	--	(10)	222	--	--	1,878	--	2,091
Income (loss) before income taxes	(11,056)	(49,753)	(231)	157	(150)	17,720	--	(43,313)
Benefit (provision) for income taxes	4,572	20,733	--	--	--	(7,395)	--	17,910
Net income (loss) before equity in income of consolidated subsidiaries	(6,484)	(29,020)	(231)	157	(150)	10,325	--	(25,403)
Equity in income of consolidated subsidiaries	(18,919)	10,101	--	--	--	--	8,818	--
Net income (loss)	(25,403)	(18,919)	(231)	157	(150)	10,325	8,818	(25,403)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2002
(as restated)
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	--	53,180	2,221	1,847	335	55,714	287	113,584
Total operating expenses	3,520	97,303	2,288	1,255	532	44,952	287	150,137
Income from operations	(3,520)	(44,123)	(67)	592	(197)	10,762	--	(36,553)
Other income (expense)	(8,357)	(2,721)	(291)	--	(4)	(169)	--	(11,542)
Equity investment income	--	2,853	--	--	--	--	--	2,853
Minority interest in net income of consolidated joint ventures	--	--	175	--	--	1,849	--	2,024
Income (loss) before income taxes	(11,877)	(43,991)	(183)	592	(201)	12,442	--	(43,218)
Benefit (provision) for income taxes	4,976	19,255	--	--	--	(6,127)	--	18,104
Net income (loss) before equity in income of consolidated subsidiaries	(6,901)	(24,736)	(183)	592	(201)	6,315	--	(25,114)
Equity in income of consolidated subsidiaries	(18,212)	6,523	--	--	--	--	11,689	--
Net income (loss)	(25,114)	(18,213)	(183)	592	(201)	6,315	11,689	(25,114)

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	(14,941)	41,616	(688)	5,028	(249)	(5,181)	--	25,585

Cash flows from investing activities:
Resort capital expenditures	--	(19,250)	(102)	(1,153)	--	(391)	--	(20,896)
Investments in real estate	--	(7,499)	--	--	--	5,976	--	(1,523)
Other investing activities	--	1,351	--	--	--	--	--	1,351
Net cash provided by (used in) investing activities	--	(25,398)	(102)	(1,153)	--	5,585	--	(21,068)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	74,104	--	--	--	5,986	--	80,090
Payments on long-term debt	--	(84,688)	--	--	--	--	--	(84,688)
Advances to (from) affiliates	14,941	(5,507)	427	(3,870)	152	(6,143)		--
Other financing activities	--	305	--	--	--	(639)	--	(334)
Net cash provided by financing activities	14,941	(15,786)	427	(3,870)	152	(796)	--	(4,932)

Net increase in cash and cash equivalents	--	432	(363)	5	(97)	(392)	--	(415)

Cash and cash equivalents:
Beginning of period	--	16,578	399	--	117	1,846	--	18,940
End of period	--	17,010	36	5	20	1,454	--	18,525

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2002
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	(35,250)	54,082	(1,104)	--	(178)	(3,678)	--	13,872

Cash flows from investing activities:
Resort capital expenditures	--	(21,283)	(662)	--	(20)	(1,570)	--	(23,535)
Investments in real estate	--	(14,935)	--	--	--	--	--	(14,935)
Other investing activities	--	(1,090)	--	--	--	--	--	(1,090)
Net cash provided by (used in) investing activities	--	(37,308)	(662)	-	(20)	(1,570)	--	(39,560)

Cash flows from financing activities:
Other financing activities	35,250	(37,160)	1,643	-	194	(109)	--	(182)
Proceeds from borrowings under long-term debt	--	67,350	--	-	--	4,550	--	71,900
Payments on long-term debt	--	(46,830)	--	--	--	--	--	(46,830)
Net cash provided by financing activities	35,250	(16,640)	1,643	--	194	4,441	--	24,888

Net increase in cash and cash equivalents	--	134	(123)	--	(4)	(807)	--	(800)

Cash and cash equivalents:
Beginning of period	--	23,108	124	--	55	2,678	--	25,965
End of period	--	23,242	1	--	51	1,871	--	25,165

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2003 Annual Report on Form 10-K and the Consolidated Condensed Financial Statements as of October 31, 2003 and 2002 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the SEC.

As disclosed in the Company's Form 10-K for the year ended July 31, 2003, the Company restated its historical financial statements in that filing. The reader should refer to the disclosures made in that filing for more information.

The Company's first fiscal quarter is an off-season period as the five ski resorts owned by the Company do not generally open for the ski season until November. As such, the Company expects losses to be generated by its Mountain and Lodging segments.

Operating results for each of the Company's segments (Mountain, Lodging and Real Estate) for the first quarter of fiscal 2004 are favorable compared to the same period in fiscal 2003. The Mountain segment benefited from improved summer operations at Heavenly and the non-recurrence of $1.3 million of severance expense associated with the termination of the Company's President in the first quarter of fiscal 2003. Growth in the Lodging segment was primarily generated by the operations of the Vail Marriott, which was open for the full quarter this year, but was closed due to renovations during the first quarter of fiscal 2003. The improvement in Real Estate is primarily related to the mix of real estate sold during the quarter; during fiscal 2004's first quarter, Real Estate operating results are primarily driven by the sale of a major development parcel in Bachelor Gulch, whereas in fiscal 2003 the quarter's results were primarily related to condominium sales, which have lower margins.

Looking forward to the ski season, certain barometers, including normal early-season snowfall, record season pass sales, strong advance ski school reservations and sold bookings at the Company's lodging properties, suggest that, when also considering the cost reduction plan implemented by the Company, the Company's earnings should improve in fiscal 2004, barring any unforeseen events. However, there can be no assurance that the Company's earnings will improve.

Presented below is more detailed comparative data regarding the Company's results of operations for the three months ended October 31, 2003 versus the three months ended October 31, 2002.

Results of Operations

Three Months Ended October 31, 2003 versus Three Months Ended October 31, 2002 (dollars in thousands)

Mountain revenue. Mountain revenue for the three months ended October 31, 2003 and 2002 is presented by category as follows:

	Three Months Ended			Percentage
	October 31,		Increase	Increase
	2003	2002	(Decrease)	(Decrease)
		(as restated)
	(unaudited)

Lift tickets	$ 26	$ (113)	$ 139	123.0%
Ski school	23	71	(48)	(67.6)%
Dining	3,914	3,818	96	2.5%
Retail/rental	17,040	16,330	710	4.3%
Other	13,076	13,523	(447)	(3.3)%
Total mountain operating revenue	$ 34,079	$ 33,629	$ 450	1.3%

Mountain revenue for the three months ended October 31, 2003 increased $450,000, or 1.3%, as compared to the three months ended October 31, 2002. The increase is primarily driven by increased retail sales generated by SSV, the company's retail/rental joint venture, as a result of increased sales revenue at its Heavenly locations and improved summer visitation at Heavenly. None of the Company's ski resorts were open in the first quarter of fiscal 2004 or 2003; ski operations opened in November.

Mountain operating expense. Mountain operating expense for the three months ended October 31, 2003 was $61.9 million, a decrease of $2.7 million, or 4.2%, compared to the three months ended October 31, 2002. This decrease reflects the successful implementation of the Company's cost cutting program. In addition, allocated corporate administrative expenses ("SG&A") in fiscal 2003 included $1.3 million in severance costs that were not incurred in fiscal 2004.

Mountain equity investment loss. Mountain equity loss primarily consists of the Company's share of operations of the employee housing entities, a brokerage firm and a property management firm. Mountain equity income for the three months ended October 31, 2003 was a loss of $18,000, a decrease of $1.1 million, or 101.7%, compared to three months ended October 31, 2002. The decrease primarily reflects ongoing losses from the employee housing entities and reduced sales commissions generated by the brokerage firm.

Lodging revenue. Lodging revenue for the three months ended October 31, 2003 was $42.7 million, an increase of $2.1 million, or 5.1%, compared to the three months ended October 31, 2002. The Company's average daily rate ("ADR") for the three months ended October 31, 2003 for its owned hotels and condominium management operations was $146.29, an increase of $2.55 as compared to the three months ended October 31, 2002. The increase in revenue and ADR is primarily the result of the Vail Marriott being open for the full first quarter in fiscal 2004 as it was closed for a portion of the prior year first quarter for renovations and stronger summer business at GTLC.

Lodging operating expense. Lodging operating expense for the three months ended October 31, 2003 was $40.5 million, an increase of $1.2 million, or 3.1%, compared to the three months ended October 31, 2002. This increase is primarily due to variable expense increases associated with the increase in revenue.

Lodging equity investment loss. Lodging equity investment loss was $1.7 million for the quarter ended October 31, 2003, and primarily includes the Company's proportionate share of losses from the hotel operations of the Ritz-Carlton, Bachelor Gulch. The Company's investment share of profits associated with the sale of condominiums developed as part of the joint venture operations is recorded in Real estate equity investment income. The equity loss for the quarter includes the Company's share of depreciation expense of $550,000 and interest expense of $650,000 for the three months ended October 31, 2003. The Ritz-Carlton, Bachelor Gulch was not open during the first quarter of fiscal 2003, which is a seasonally low occupancy period, whereas the hotel was open for the full period this year, therefore generating the increased loss.

Real estate revenue. The Real estate segment's revenue varies from year to year depending on the mix of available inventory, based upon the completion of development projects. The Company generally pre-sells inventory prior to the completion of a development, but revenue is not recorded until closing. Revenue from real estate operations for the three months ended October 31, 2003 was $26.9 million, a decrease of $12.5 million, or 31.7%, compared to the three months ended October 31, 2002, due to the changing mix of real estate sold for comparative periods.

Real estate operating expense. Real estate operating expense for the three months ended October 31, 2003 was $12.1 million, a decrease of $15.4 million, or 56.0%, compared to the three months ended October 31, 2002, primarily due to the change in sales mix and is commensurate with the decreased revenues. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations and an allocation of corporate SG&A.

Gain on transfer of property. The Company recorded a $1.9 million net gain related to the transfer of real property to two executives pursuant to employment arrangements during the quarter ended October 31, 2003. The Company had recognized associated compensation expense related to these transactions in prior years. See Note 13, Non-Cash Deferred Compensation of the Notes to Consolidated Condensed Financial Statements, for additional information.

Real estate equity investment income. Real estate equity investment income includes both the Company's equity investment in Keystone/Intrawest LLC ("KRED"), the joint venture developing the River Run development at Keystone, and the portion of the Company's equity investment in BG Resort associated with the development and sale of the Ritz-Carlton, Bachelor Gulch condominiums. Real estate equity investment income was $0.2 million and $3.1 million for the quarters ended October 31, 2003 and 2002, respectively. Real estate equity investment income decreased as the condominium sales associated with BG Resort occurred primarily in the first and second quarters of fiscal 2003.

Depreciation and amortization. Depreciation and amortization expense was $20.4 million, an increase of $1.7 million, or 9.3%, for the three months ended October 31, 2003 as compared to the three months ended October 31, 2002. The increase was primarily attributable to an increased fixed asset base from normal capital expenditures.

Loss on disposal of fixed assets. The Company recorded a $1.0 million loss on the disposal of fixed assets during the first quarter of fiscal 2003, which is primarily associated with the retirement of employee uniforms which the Company replaced with new uniforms in the current fiscal year.

Loss on put option. The put option loss recorded for the three months ending October 31, 2003 was due primarily to an increase in the estimated value of the put option that the minority shareholder has with respect to its interest in RockResorts. The value of the put option fluctuates based on forecasted financial performance of certain RockResorts managed properties as of the put exercise period. See Note 9, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company's written put options.

Interest expense. During the three months ended October 31, 2003 and 2002 the Company recorded interest expense of $13.4 million and $11.8 million, respectively, relating primarily to the Notes, Credit Facility and Industrial Development Bonds. The $1.6 million increase is primarily attributable to decreased capitalized interest (zero in the first quarter of fiscal 2004 versus $645,000 in the first quarter of fiscal 2003), letter of credit fees and interest subsidies associated with the metropolitan districts, the final recognition of the interest swap termination gain in fiscal 2003 and charges associated with the early payment of the Olympus Note. Average total borrowings for the three months ended October 31, 2003 were $604.3 million versus $626.1 million as of October 31, 2002.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

Cash flows from the Company's operating activities were $25.6 million for the three months ended October 31, 2003. Non-cash charges reflected in the $25.4 million net loss for the period included non-cash costs related to real estate sold of $9.5 million, depreciation and amortization expense of $20.4 million and a decrease in deferred taxes of $18.0 million. In addition, working capital changes included the collection of $7.1 million of income taxes receivable and $17.6 million related to season pass sales, partially offset by a $10.1 million increase in inventories and an $8.7 million increase in prepaid expenses due to the ramp-up for ski season.

Cash flows used in investing activities have historically consisted of payments for acquisitions, capital expenditures, and investments in real estate. Capital expenditures for the three months ended October 31, 2003 were $20.9 million and investments in real estate for the period were $1.5 million. The primary projects included in capital expenditures were (i) a new high-speed chairlift at Beaver Creek, (ii) Keystone and Heavenly snowmaking upgrades, (iii) installation of two new high-speed chairlifts at Heavenly, (iv) an electrical distribution network at Keystone and (v) renovations at the Lodge at Rancho Mirage. The primary projects included in investments in real estate were (i) planning activities related to the Vail "Front Door" redevelopment, (ii) completion of the Red Sky Ranch golf courses and (iii) investments in developable land and the planning and development of projects in and around each of the Company's resorts.

The Company estimates that it will make aggregate capital expenditures in the mountain and lodging segments of approximately $45 million to $55 million during the remainder of fiscal 2004. In addition to normal, annual capital expenditures appropriate to maintaining the Company's reputation for high quality, the primary projects are anticipated to include (i) continued dining and lift improvements at Heavenly, (ii) completion of various Keystone in-village improvements and on-mountain snowmaking improvements, (iii) commercial space purchase in Avon, (iv) a high-speed lift in Beaver Creek and (v) incremental improvements to on-mountain or lodging facilities. Investments in real estate during the remainder of fiscal 2004 are expected to total approximately $15 million to $25 million. Primary projects are anticipated to include (i) continued work on the Vail "Front Door" and Lionshead redevelopment projects, (ii) completion of the Red Sky Ranch golf and real estate development, (iii) Jackson Hole area golf and real estate development, and (iv) other planning and development projects in and around each of the Company's resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flows from operations and borrowings under the Credit Facility, as necessary.

During the three months ended October 31, 2003, the Company used $4.9 million in its financing activities consisting primarily of $4.6 million in net long-term debt repayments, including the payment of the $25 million Olympus Note, which was partially offset by incremental borrowings under the Credit Facility.

For the three months ended October 31, 2002, cash flows provided by operating activities were $13.9 million. Cash flows used in investing activities for the same period were $39.6 million, primarily including capital expenditures of $23.5 million and investments in real estate of $14.9 million. During the three months ended October 31, 2002, the Company generated $24.9 million in cash from its financing activities, consisting primarily of $25.1 million of net long-term debt borrowings.

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

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $580.4 million, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet. Operating lease obligations, which total $52.4 million, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations as of October 31, 2003 is as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Long-Term Debt	$ 580,431	$ 2,925	$ 29,640	$ 35,040	$ 512,826
Operating Leases	52,401	6,769	15,045	11,899	18,688
Purchase Obligations	5,429	5,429	--	--	--
Other Long-Term Obligations (1)	17,000	--	--	--	--
Total Contractual Cash Obligations	$ 655,261	$ 15,123	$ 44,685	$ 46,939	$ 531,514

(1)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the various metropolitan districts as described in Note 11, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements. This amount has been recorded as a liability of the Company; however, the specific time period of performance, if ever required, is currently unknown.

Off Balance Sheet Arrangements

The Company has ownership interests in four entities (BC Housing, LLC, The Tarnes at BC, LLC, Tenderfoot Seasonal Housing, LLC and Breckenridge Terrace, LLC) which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge. The Company's ownership interest in each entity ranges from 26% to 50%. The Company accounts for each of these investments under the equity method, thereby absorbing up to 100% of these entities' losses. Each entity has issued interest-only taxable bonds with weekly low-floater rates tied to LIBOR (the "Housing Bonds") in two series, Tranche A and Tranche B. The Housing Bonds mature between 2027 and 2039. The Tranche A Housing Bonds have principal amounts which range from $5.7 million to $15 million ($37.8 million in aggregate), enhanced with letters of credit issued against the Company's Credit Facility in amounts ranging from $5.8 million to $15.2 million ($38.3 million in aggregate). The letters of credit were issued by the Company to facilitate the housing entities' ability to obtain external financing. Those letters of credit expire October 31, 2004 (the Company anticipates these debt service agreements will be renewed). The Tranche B Housing Bonds range in principal amount from $1.5 million to $5.9 million ($14.8 million in aggregate) and are collateralized by the assets of the entities. The Company also guarantees debt service of $13.3 million on the Tranche B Housing Bonds; $7.4 million of these guarantees expire May 1, 2004 and $5.9 million expire June 1, 2005. The proceeds of the Housing Bonds were used to construct the housing facilities. The letters of credit or guarantees would be triggered in the event that one of the entities defaults on required Tranche A payments. The guarantees would be triggered in the event that one of the entities defaults on required Tranche B debt service payments. Neither the letters of credit or guarantees have default provisions. The housing facilities (except Breckenridge Terrace, LLC) are located on land owned by the Company which is leased to each respective entity. In the event of a default under the land leases, the Company is able to terminate the land lease and effectively take ownership of the housing facilities. The Company has the right to rent a certain percentage of the units in the housing facilities to provide seasonal housing for its employees. Had the Company not entered into the leasing arrangements with these four entities, it is reasonably possible that the Company would have had to construct facilities, which would have required additional financing, in order to provide affordable housing for its employees. While the Company does not believe it reasonably likely that the letters of credit and guarantees in support of the employee housing entities' debt will be called upon, and they historically have not been drawn upon, the Company is absorbing the equity method losses of the employee housing entities in excess of its ownership interests in these entities primarily because of these guarantees.

The Company has also issued letters of credit in support of the debt of the metropolitan districts (as more fully discussed in Note 11, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements). These entities constructed, own and operate municipal facilities supporting real estate developments created by the Company. The initial construction of the facilities was financed by the issuance of tax-exempt variable rate revenue bonds. The Company issued the letters of credit in support of these bonds as credit enhancements. Had the metropolitan districts not been formed, it is reasonably possible that the Company would have been required to construct these facilities itself. The Company does not believe that it is reasonably likely that the letters of credit backing the metropolitan districts debt will be called upon, and they historically have not been drawn upon, and therefore the letters of credit are not expected to have an effect on the Company's financial condition. Also see Note 8, Variable Interest Entities, of the Notes to Consolidated Condensed Financial Statements for information regarding the Company's interests in variable interest entities.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The interpretation applies immediately to VIEs created after February 1, 2003, and to VIEs in which the Company obtains an interest after that date. The interpretation was to apply in the first fiscal year or interim period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date for FIN No. 46 to financial statements issued for the first period ending after December 15, 2003. This deferral only applies to VIEs that existed prior to February 1, 2003. The Company is currently evaluating the impact that the implementation of this interpretation will have on its financial position or results of operations (see Note 8, Variable Interest Entities).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities or, in some circumstances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. Implementation of SFAS No. 150 did not have a significant impact on the Company's financial position or results of operations.

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

Readers are also referred to the uncertainties and risks identified in the Company's Annual Report on Form 10-K for the year ended July 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2003, the Company had $154.4 million of variable rate indebtedness, representing 26.6% of total debt outstanding, at an average interest rate during the three months ended October 31, 2003 of 3.8% (see Note 5, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements). Based on the average floating rate borrowings outstanding during the three months ended October 31, 2003, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $145,000.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Financial management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company, including its CEO and CFO, does not expect that the Company's internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in internal controls. As disclosed in the Company's Form 10-K for the year ended July 31, 2003, a material weakness and certain significant deficiencies in the Company's internal control over financial reporting have been identified. The Company has developed and begun implementation of a specific action plan to address this weakness and these deficiencies and to enhance the reliability and effectiveness of the Company's control procedures. These actions include appointing a new CFO in November 2003 and adding and reallocating finance and accounting staff and support personnel who are dedicated to the objectives of timely and accurate disclosure of required information.

Based upon the foregoing, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures will be effective in meeting the above-stated objectives after giving effect to the aforementioned actions.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K
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

4.6(g)

Fifth Supplemental Indenture, dated as of May 20, 2003, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.6(g) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

4.6(h)

Third Supplemental Indenture, dated as of May 20, 2003, to the Indenture dated November 21, 2001, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.6(h) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

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

10.14(c)

Second Amendment to Employment Agreement of Adam M. Aron, as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. dated July 29, 2003. (Incorporated by reference to Exhibit 10.14(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

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

10.20	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320.)
10.21

Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2000.)

21	Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to Exhibit 21 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2003.)
23.1	Consent of Independent Accountants. (Incorporated by reference to Exhibit 23.1 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2003.)
23.2	Consent of Independent Accountants. (Incorporated by reference to Exhibit 23.2 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2003.)
31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	17
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 12, 2003.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	December 12, 2003