Form 10-Q
period 2004-01-31
VAIL RESORTS INC
filed 2004-03-15
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	January 31, 2004

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

As of March 1, 2004, 7,439,834 shares of Class A Common Stock and 27,859,651 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2004, July 31, 2003 and January 31, 2003		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2004 and 2003		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2004 and 2003		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2004 and 2003		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2004	2003	2003
			(as restated)
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 42,569	$ 18,940	$ 24,690
Receivables, net	46,195	49,748	41,657
Inventories, net	34,946	31,756	36,022
Other current assets	30,648	16,551	26,696
Total current assets	154,358	116,995	129,065
Property, plant and equipment, net (Note 6)	988,424	932,251	943,555
Real estate held for sale and investment	111,587	123,223	136,983
Goodwill, net	145,090	145,049	141,596
Other intangibles, net	87,054	88,412	81,333
Other assets	49,188	49,512	39,399
Total assets	$ 1,535,701	$ 1,455,442	$ 1,471,931

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 6)	$ 227,032	$ 152,039	$ 212,480
Income taxes payable	--	--	2,731
Long-term debt due within one year (Note 5)	14,941	27,931	26,577
Total current liabilities	241,973	179,970	241,788
Long-term debt (Note 5)	628,086	556,220	546,196
Other long-term liabilities	107,439	113,217	97,075
Deferred income taxes	59,745	78,808	66,492
Commitments and contingencies (Note 12)	--	--	--
Put options (Note 9)	3,088	1,822	198
Minority interest in net assets of consolidated subsidiaries	30,908	29,159	23,727
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 7,439,834 shares issued and outstanding	74	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 27,859,651, 27,835,042, and 27,748,792 shares issued and outstanding as of January 31, 2004, July 31, 2003, and January 31, 2003, respectively	279	278	277
Additional paid-in capital	416,312	415,306	416,080
Deferred compensation	(848)	(198)	(900)
Retained earnings	48,645	80,786	80,924
Total stockholders' equity	464,462	496,246	496,455
Total liabilities and stockholders' equity	$ 1,535,701	$ 1,455,442	$ 1,471,931

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2004	2003
		(as restated)
Net revenue:
Mountain	$ 201,368	$ 188,385
Lodging	38,372	35,612
Real estate	7,496	24,192
Total net revenue	247,236	248,189
Operating expense:
Mountain	126,860	123,505
Lodging	38,367	37,982
Real estate	6,065	22,294
Gain on transfer of property (Note 15)	(233)	--
Depreciation and amortization	22,568	21,138
Asset impairment charge (Note 3)	933	--
Mold remediation charge (Note 13)	5,500	--
Loss on disposal of fixed assets, net	545	3
Total operating expense	200,605	204,922
Income from operations	46,631	43,267
Other income (expense):
Mountain equity investment income, net	586	452
Lodging equity investment loss, net	(1,214)	(1,975)
Real estate equity investment income, net	3	771
Investment income	328	404
Interest expense, net	(12,857)	(12,935)
Loss on extinguishment of debt (Note 5)	(36,195)	--
Gain (loss) on put options, net (Note 9)	(696)	1,371
Other expense, net	(10)	(10)
Minority interest in income of consolidated subsidiaries, net	(4,094)	(2,343)
Income (loss) before provision for income taxes	(7,518)	29,002
Benefit (provision) for income taxes	781	(12,277)
Net income (loss)	$ (6,737)	$ 16,725

Per share amounts (Note 4):
Basic net income (loss) per share	$ (0.19)	$ 0.48
Diluted net income (loss) per share	$ (0.19)	$ 0.47

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2004	2003
		(as restated)
Net revenue:
Mountain	$ 235,447	$ 222,014
Lodging	81,024	76,213
Real estate	34,388	63,546
Total net revenue	350,859	361,773
Operating expense:
Mountain	188,775	188,161
Lodging	78,885	77,275
Real estate	18,189	49,839
Gain on transfer of property (Note 15)	(2,147)	--
Depreciation and amortization	42,933	39,764
Asset impairment charge (Note 3)	933	--
Mold remediation charge (Note 13)	5,500	--
Loss on disposal of fixed assets, net	1,556	19
Total operating expense	334,624	355,058
Income from operations	16,235	6,715
Other income (expense):
Mountain equity investment income, net	568	1,541
Lodging equity investment loss, net	(2,954)	(3,281)
Real estate equity investment income, net	206	3,841
Investment income	893	610
Interest expense, net	(26,266)	(24,714)
Loss on extinguishment of debt (Note 5)	(36,195)	--
Gain (loss) on put options, net (Note 9)	(1,306)	1,371
Other income (expense), net	(10)	19
Minority interest in income of consolidated subsidiaries, net	(2,003)	(319)
Loss before benefit from income taxes	(50,832)	(14,217)
Benefit from income taxes	18,691	5,827
Net loss	$ (32,141)	$ (8,390)

Per share amounts (Note 4):
Basic net loss per share	$ (0.91)	$ (0.24)
Diluted net loss per share	$ (0.91)	$ (0.24)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2004	2003
Net cash provided by operating activities:	$ 110,025	$ 126,102
Cash flows from investing activities:
Capital expenditures	(43,704)	(66,373)
Investments in real estate	(4,051)	(27,961)
Other investing activities, net	1,279	(1,934)
Net cash used in investing activities	(46,476)	(96,268)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	560,402	151,100
Payments of long-term debt	(574,946)	(182,013)
Payment of tender premium	(22,690)	--
Other financing activities, net	(7,002)	(196)
Net cash used in financing activities	(44,236)	(31,109)
Net increase (decrease) in cash and cash equivalents	19,313	(1,275)
Net increase in cash due to adoption of FIN No. 46R	4,316	--
Cash and cash equivalents:
Beginning of period	18,940	25,965
End of period	$ 42,569	$ 24,690

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. The Vail Corporation (d/b/a Vail Associates, Inc.), an indirect wholly-owned subsidiary of Vail Resorts, and its subsidiaries (collectively, "Vail Associates") owns and operates four world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado. The Company, through a subsidiary, also owns and operates Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, Vail Associates owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Associates also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company holds a majority interest in RockResorts International LLC ("RockResorts"), a luxury hotel management company. The Company also holds a 51.9% interest in SSI Venture LLC ("SSV"), a retail/rental company. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of Vail Associates, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature with operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October.

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.  Restatements

As disclosed in the Company's Form 10-K for the year ended July 31, 2003, the Company restated its previously filed financial statements for certain corrections to the accounting for employee housing joint ventures, executive deferred compensation, interest income from a certain joint venture, capitalized interest, depreciation expense and other related matters. For more information regarding these changes, refer to the Company's Form 10-K for the year ended July 31, 2003.

The total impact of the restatement and prior period adjustments (in thousands) included in this filing as compared to the financial statements previously reported in the Company's Form 10-Q for the three and six months ended January 31, 2003 is summarized below (only line items that were impacted are presented):

Balance Sheet:	As of January 31, 2003
	Previously	As	Percent
	Reported	Restated	Change

Other current assets	$ 26,753	$ 26,696	(0.2)%
Total current assets	129,121	129,065	(0.0)%

Property, plant and equipment, net	946,501	943,555	(0.3)%
Other assets	38,832	39,399	1.5%

Total assets	$ 1,474,366	$ 1,471,931	(0.2)%

Accounts payable and accrued expenses	$ 210,191	$ 212,480	1.1%
Total current liabilities	239,499	241,788	1.0%

Other long-term liabilities	96,658	97,075	0.4%
Deferred income taxes	67,987	66,492	(2.2)%

Retained earnings	84,570	80,924	(4.3)%

Total stockholders' equity	500,101	496,455	(0.7)%

Total liabilities and stockholders' equity	$ 1,474,366	$1,471,931	(0.2)%

Statement of Operations:	Three Months Ended			Six Months Ended
	January 31, 2003			January 31, 2003
	Previously	As	Percent	Previously	As	Percent
	Reported	Restated	Change	Reported	Restated	Change
Mountain revenue, net	$ 189,163	$ 188,385	(0.4)%	$ 223,603	$222,014	(0.7)%
Lodging revenue, net	34,981	35,612	1.8%	75,039	76,213	1.6%
Real estate revenue, net	22,623	24,192	6.9%	61,978	63,546	2.5%
Total net revenue	246,767	248,189	0.6%	360,620	361,773	0.3%

Mountain operating expense	123,825	123,505	(0.3)%	189,287	188,161	(0.6)%
Lodging operating expense	37,188	37,982	2.1%	75,935	77,275	1.8%
Real estate operating expense	22,274	22,294	0.1%	49,805	49,839	0.1%
Depreciation and amortization	19,885	21,138	6.3%	37,870	39,764	5.0%
Total operating expense	203,172	204,922	0.9%	352,897	355,058	0.6%

Income from operations	43,595	43,267	(0.8)%	7,723	6,715	(13.1)%

Mountain equity investment income, net	162	452	179.0%	1,223	1,541	26.0%
Lodging equity investment loss, net	(2,021)	(1,975)	(2.3)%	(3,332)	(3,281)	(1.5)%
Investment income	146	404	176.7%	405	610	50.6%
Interest expense, net	(12,782)	(12,935)	1.2%	(24,746)	(24,714)	(0.1)%
Minority interest in income of consolidated subsidiaries, net	(2,062)	(2,343)	13.6%	(39)	(319)	717.9%

Income/(loss) before provision for income taxes	29,168	29,002	(0.6)%	(13,552)	(14,217)	4.9%

Benefit/(provision) for income taxes	(12,356)	(12,277)	(0.6)%	5,544	5,827	5.1%

Net income/(loss)	$ 16,812	$ 16,725	(0.5)%	$ (8,008)	$ (8,390)	4.8%

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Financial Statements as of and for the three and six months ended January 31, 2003 and as of July 31, 2003 to conform to the current period presentation.

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of January 31, 2004, the Company abandoned development of certain projects related to a proposed gondola and a maintenance facility. As a result, the Company recognized an impairment loss related to these projects of $933,000 for the three and six months ended January 31, 2004.

Stock Compensation-- At January 31, 2004, the Company had four stock-based compensation plans. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003
Net income (loss)
As reported	$ (6,737)	$ 16,725	$ (32,141)	$ (8,390)
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(126)	(603)	(168)	(996)
Pro forma	$ (6,863)	$ 16,122	$ (32,309)	$ (9,386)

Basic net income (loss) per common share
As reported	$ (0.19)	$ 0.48	$ (0.91)	$ (0.24)
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	--	(0.02)	--	(0.03)
Pro forma	$ (0.19)	$ 0.46	$ (0.91)	$ (0.27)

Diluted net income (loss) per common share
As reported	$ (0.19)	$ 0.47	$ (0.91)	$ (0.24)
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	--	(0.02)	--	(0.03)
Pro forma	$ (0.19)	$ 0.45	$ (0.91)	$ (0.27)

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

In December 2003, the FASB published a revision to FIN No. 46, FIN No. 46R, to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under FIN No. 46R, application is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of VIEs is required in financial statements no later than for periods ending after March 15, 2004. As of November 1, 2003, the Company has consolidated certain entities that it previously had accounted for under the equity method. The Company is currently evaluating any additional impact that the implementation of this interpretation will have on its financial position or results of operations (see Note 8, Variable Interest Entities).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities or, in some circumstances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer, indefinitely, the effective date for applying the measurement and classification provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. Implementation of the currently effective provisions of SFAS No. 150 did not have a significant impact on the Company's financial position or results of operations.

4.  Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three and six months ended January 31, 2004 and 2003.

	Three Months Ended January 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
			(as restated)
	(In thousands, except per share amounts)
Net income (loss) per common share:
Net income (loss)	$ (6,737)	$ (6,737)	$ 16,725	$ 16,725

Weighted-average shares outstanding	35,286	35,286	35,187	35,187
Effect of dilutive securities	--	--	--	40
Total shares	35,286	35,286	35,187	35,227

Net income (loss) per common share	$ (0.19)	$ (0.19)	$ 0.48	$ 0.47

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.6 million and 2.3 million for the three months ended January 31, 2004 and 2003, respectively. For the three months ended January 31, 2004, the shares were anti-dilutive due to the Company's net loss position. For the three months ended January 31, 2003, the shares were anti-dilutive because their exercise prices were greater than the average share price during the respective period.

	Six Months Ended January 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
			(as restated)
	(In thousands, except per share amounts)
Net loss per common share:
Net loss	$ (32,141)	$ (32,141)	$ (8,390)	$ (8,390)

Weighted-average shares outstanding	35,280	35,280	35,176	35,176
Effect of dilutive securities	--	--	--	--
Total shares	35,280	35,280	35,176	35,176

Net loss per common share	$ (0.91)	$ (0.91)	$ (0.24)	$ (0.24)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.6 million and 2.5 million for the six months ended January 31, 2004 and 2003, respectively. The shares were anti-dilutive because the Company recorded net losses for the periods presented.

5.  Long-Term Debt

Long-term debt as of January 31, 2004, July 31, 2003 and January 31, 2003 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (e)	2004	2003	2003

Industrial Development Bonds	2004-2020	$ 61,700	$ 61,700	$ 61,700
Credit Facilities (c)	2006-2011	116,776	133,860	126,100
Senior Subordinated Notes (b)	2009-2014	401,247	360,000	360,000
Discount on Senior Subordinated Notes (b)		(180)	(6,142)	(6,526)
Employee Housing Bonds (d)	2027-2039	52,575	--	--
Olympus Note (a)	2004	--	25,000	25,000
Discount on Olympus Note (a)		--	(656)	(1,607)
Other	2004-2029	10,909	10,389	8,106
		643,027	584,151	572,773
Less: Current Maturities (f)		14,941	27,931	26,577
		$ 628,086	$ 556,220	$ 546,196

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

(b)

In January 2004, the Company completed an offering for $390 million of Senior Subordinated Notes (the "6.75% Notes"), the proceeds of which were used to purchase the outstanding $360 million principal amounts of Senior Subordinated Notes due 2009 (collectively, the "8.75% Notes") and pay related premiums, fees and expenses. The 6.75% Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"), as amended, and to persons outside the United States under Regulation S of the Securities Act. The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15, beginning August 15, 2004. The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the 6.75% Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (See Note 16, Guarantor and Non-Guarantor Subsidiaries). The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of Vail Resorts, Inc. and its Restricted Subsidiaries (as defined in the Indenture) to a) borrow money or sell preferred stock, b) create liens, c) pay dividends on or redeem or repurchase stock, d) make certain types of investments, e) sell stock in the Restricted Subsidiaries, f) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, g) enter into transactions with affiliates, h) issue guarantees of debt and i) sell assets or merge with other companies. The Company is required to exchange the 6.75% Notes and the guarantees for a new issue of substantially identical debt securities and guarantees registered under the Securities Act within 330 days after the closing of the 6.75% Notes.

In January 2004, the Company offered to purchase the 8.75% Notes for total consideration of $1,065.06 per $1,000 principal amount of 8.75% Notes. Of the outstanding 8.75% Notes, $348.8 million, or approximately 96.9%, were tendered. The Indentures for the 8.75% Notes remaining outstanding subsequent to the tender were amended to eliminate substantially all of the restrictive covenants. In addition, the Company is required to call the remaining outstanding 8.75% Notes on May 15, 2004 for a call price of 104.375% of the principal balance outstanding. The Company has transferred $11.2 million into a blocked account to fund the call of the 8.75% Notes remaining outstanding. A loss on extinguishment of debt in the amount of $36.2 million was recorded in connection with the tender transaction.

(c)

In January 2004, the Company amended its existing $100 million term loan under its bank credit facility. The amendment extended the maturity date from December 2008 to December 2010 and reduced the applicable interest rate margin. In addition, the amendment provides that the term loan may be increased on a one-time basis by up to $60 million.

(d)

As of November 1, 2003, the Company began consolidating four entities, Breckenridge Terrace, LLC ("Breckenridge Terrace"), The Tarnes at BC, LLC ("Tarnes"), BC Housing, LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot") which had previously been accounted for under the equity method (see Note 8, Variable Interest Entities). As a result, the outstanding indebtedness of the entities (collectively, the "Employee Housing Bonds") has been recorded on the Company's Consolidated Condensed Balance Sheet as of January 31, 2004. The Employee Housing Bonds consist of interest-only bonds with interest rates tied to LIBOR plus a margin, the proceeds of which were used to construct employee housing facilities owned by each entity. Interest on the Employee Housing Bonds is paid monthly in arrears, and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each entity's bonds were issued in two tranches. The Tranche B bonds are credit-enhanced by letters of credit issued by an unrelated third party banking institution which was granted a security interest in the assets of the entities in respect of the letters of credit. The chart below presents the principal amounts outstanding for the Employee Housing Bonds by entity as of January 31, 2004 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$ 15,065	$ 4,915	$ 19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$ 37,865	$ 14,710	$ 52,575

(e)	Maturities are based on the Company's July 31 fiscal year end.

(f)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2004 are as follows (in thousands):

Fiscal 2004	$ 12,890
Fiscal 2005	3,992
Fiscal 2006	17,673
Fiscal 2007	5,467
Fiscal 2008	1,366
Thereafter	601,639
Total debt	$643,027

6.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	January 31,	July 31,	January 31,
	2004	2003	2003
			(as restated)
Land and land improvements	$ 242,939	$ 239,185	$ 233,863
Buildings and terminals	612,469	545,927	482,123
Machinery and equipment	384,484	355,287	268,256
Automobiles and trucks	22,043	21,550	18,459
Furniture and fixtures	114,764	105,687	152,848
Construction in progress	7,425	15,597	103,267
	1,384,124	1,283,233	1,258,816
Accumulated depreciation	(395,700)	(350,982)	(315,261)
Property, plant and equipment, net	$ 988,424	$ 932,251	$ 943,555

The composition of accounts payable and accrued expenses follows:

	January 31,	July 31,	January 31,
	2004	2003	2003
			(as restated)
Trade payables	$ 71,851	$ 53,921	$ 77,304
Deferred revenue	49,468	18,036	46,270
Deposits	20,353	13,292	19,936
Accrued salaries, wages and deferred compensation	20,998	19,526	22,670
Accrued benefits	24,657	19,592	17,740
Accrued interest	1,996	7,798	7,449
Accrued property taxes	12,419	7,314	11,223
Accrued mold remediation costs	7,000	--	--
Other accruals	18,290	12,560	9,888
Total accounts payable and accrued expenses	$ 227,032	$ 152,039	$ 212,480

7.  Investments in Affiliates

The Company has ownership interests in four entities (BC Housing, Tarnes, Tenderfoot and Breckenridge Terrace, collectively, the "Employee Housing Entities") that were formerly accounted for under the equity method. In connection with the Company's implementation of FIN No. 46R, the Company determined it is the primary beneficiary of the Employee Housing Entities, which are VIEs, and therefore has consolidated these entities in its Consolidated Condensed Financial Statements as of November 1, 2003. The Company is still evaluating its other equity method investees under FIN No. 46R, which evaluation is required to be completed no later than the end of the Company's third fiscal quarter (see Note 8, Variable Interest Entities).

In December 2003, Keystone/Intrawest LLC ("KRED") distributed a majority of its assets to its members. The Company received a non-cash distribution of $25.6 million (net of assumed liabilities of $14.0 million) under the plan. The Company received primarily various parcels of developable land and approximately 91,000 square feet of commercial space from the distribution. There was no material gain or loss upon distribution. The Company's investment in KRED as recorded in the accompanying balance sheets was $7.2 million, $35.8 million and $32.7 million as of January 31, 2004 and 2003 and July 31, 2003, respectively. Condensed financial data for KRED is presented below for the three and six months ended December 31, 2003 and 2002 (in thousands).

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
Net revenue	$ 4,208	$ 2,260	$ 10,650	$ 3,818
Operating income	(1,146)	37	(355)	6,654
Net income (loss)	(1,239)	(494)	(516)	6,477

8.  Variable Interest Entities

The Company has determined that it is the primary beneficiary of the Employee Housing Entities, which are VIEs, and has consolidated them in its Consolidated Condensed Financial Statements as of November 1, 2003. As a group, as of January 31, 2004, the Employee Housing Entities had total assets of $49.6 million and total debt of $52.6 million. All of the Employee Housing Entities' assets serve as collateral for their Tranche B obligations. The Company's exposure to loss as a result of its involvement with the Employee Housing Entities is limited to the Company's initial equity investments of $2,000 and $38.3 million letters of credit related to the Tranche A interest-only taxable bonds. The Company also guarantees debt service of $13.3 million of Tranche B Housing Bonds; $7.4 million of these guarantees expire May 1, 2004 and $5.9 million expire June 1, 2005. The letters of credit would be triggered in the event that one of the entities defaults on required Tranche A payments. The guarantees on the Tranche B bonds would be triggered in the event that one of the entities defaults on required Tranche B debt service payments. Neither the letters of credit or guarantees have default provisions. There was no impact to net income (loss) of the Company as a result of the consolidation of the Employee Housing Entities.

The Company is currently evaluating its remaining equity investments to determine whether those investments meet the definition of VIEs under FIN No. 46R. Presented below are additional details related to certain of the Company's equity investments.

One entity is a joint venture involved in the construction and operations of The Ritz-Carlton, Bachelor Gulch. The entity had total assets of approximately $95 million and total liabilities of approximately $77 million as of December 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $6.7 million and $4.5 million in long-term loans extended to the entity.

One entity is a joint venture that owns commercial space. The Company currently leases substantially all of that space for its corporate headquarters. The entity had total assets of $4.5 million and no debt as of January 31, 2004. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.

One entity owns a private residence in Eagle County, Colorado. The entity had total assets of $5.5 million and no debt as of January 31, 2004. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.

9. Put Options

The Company recorded a loss on put options of $696,000 and $1.3 million for the three and six months ended January 31, 2004, respectively. The Company recorded a gain on put options of $1.4 million for the three and six months ended January 31, 2003. The gain or loss on put options consists of changes in the fair market values of the put liabilities associated with RockResorts, RTP LLC ("RTP") and SSV, as discussed in more detail below.

The Company recorded a gain of $675,000 representing a decrease in fair value of the RockResorts put option during the three months ended January 31, 2004; there was no net change in fair value of the option during the six months ended January 31, 2004. The Company recorded a gain of $1.4 million for the three and six months ended January 31, 2003, representing a decrease in the fair value of the RockResorts put option for those periods.

In January 2004, the minority shareholder in RTP exercised a portion of its put option for approximately 2.2% of the minority shareholder's total 49% ownership interest, for a put price of approximately $126,000. As a result, the Company now holds a 52.1% ownership interest in RTP. For the three and six months ended January 31, 2004, the Company recorded a gain of $136,000 representing a decrease in fair value of the remaining put option during that period. The Company did not record any gain or loss related to the option during the three and six months ended January 31, 2003.

In November 2003, the Company and GSSI LLC, the minority shareholder in SSV, agreed to extend the option that had been eligible to be exercised during the period between November 1, 2003 and November 10, 2003 to the same period in 2004. The Company recorded a loss of $1.5 million and $1.4 million for the three and six months ended January 31, 2004, respectively, representing the increase in fair value of the option during those periods. The Company did not record any gain or loss related to the option during the three and six months ended January 31, 2003.

10.  Income Taxes

The Company records its quarterly income tax provision by reviewing its quarterly interim results as an integral part of the results for the entire fiscal year, rather than as a discrete period. Consequently, the Company calculates its interim income tax provision by projecting pre-tax book income (loss) for the full fiscal year, computing the income tax thereon, and applying the effective tax rate thus derived to its interim results. To the extent the Company makes revisions to its expected annual results and the tax effects thereon, the Company adjusts its income tax provision on a cumulative basis. As a result of the loss on extinguishment of debt and the mold remediation charge recorded in the current fiscal quarter resulting in a revision to the Company's previously expected annual results, the Company has recorded a tax benefit for the quarter of $781,000 (an effective tax rate for the quarter of 10.0%). Assuming no further revisions to the expected annual results for the remainder of the fiscal year, the Company expects that its income tax provision for the full year will result in an effective tax rate of approximately 37%.

11. Related Party Transactions

In connection with the employment of Jeffrey W. Jones as Senior Vice President and Chief Financial Officer of VRDC, a wholly-owned subsidiary of the Company, VRDC agreed to invest up to $650,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Jones and his family in Eagle County, Colorado. In September 2003, VRDC contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence. Upon the resale of the residence, or within approximately 18 months of the termination of Mr. Jones' employment with VRDC, whichever is earlier, VRDC is entitled to receive its proportionate share of the resale price of the residence, less certain deductions. Mr. Jones was also appointed Senior Vice President and Chief Financial Officer of the Company in November 2003.

The Beaver Creek Resort Company of Colorado ("BCRC"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek Village in which Vail Associates has the right to appoint 4 of 9 directors, has agreed to pay $4 million towards a portion of the capital construction costs of two new chairlifts at Beaver Creek. The chairlifts will serve BCRC property and will provide transportation services to the general public including, but not limited to, BCRC residents; however, BCRC will not receive any ownership in the chairlifts in exchange for its contribution.

12.  Commitments and Contingencies

Metropolitan Districts

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

The SCMD and HCMD service districts own, operate and maintain the municipal facilities and the BGMD and RSRMD financing districts are responsible for the payment of the costs related to the construction, operation and maintenance of the facilities. SCMD and HCMD have little or no assessed valuation within their boundaries from which general obligation ("GO") bonds could be paid, whereas virtually all of the assessed valuation of property to be developed is within the boundaries of BGMD and RSRMD. SCMD and HCMD have outstanding variable rate revenue bonds in the amount of $26.9 million and $12 million, respectively, the funds of which were used to finance the construction of facilities. The bonds have been credit-enhanced by letters of credit issued against the Company's bank credit facility in the amount of $28.5 million for the SCMD bonds and $12.1 million for the HCMD bonds. The debt service requirements of the bonds are to be paid by BGMD and RSRMD through the assessment of ad valorem property taxes to property owners within the districts. In addition, as the assessed value of the property within the financing district grows, BGMD and RSRMD have the ability to issue GO or revenue bonds to capture the tax value of increases in the tax base within the financing district, the proceeds of which are to be used to retire the revenue bonds issued by the service district.

However, it may take a number of years for the assessed values on property within BGMD and RSRMD to generate the revenues and tax base necessary to fund the debt service requirements of SCMD and HCMD or to issue bonds to retire the service districts bonds. As a result, VRDC has agreed to pay "capital improvement fees" to BGMD and RSRMD, which are passed through to SCMD and HCMD for purposes of fulfilling the debt service obligations on the bonds. Capital improvement fees are required to be paid only to the extent that funds are necessary to make debt service payments; therefore as BGMD and RSRMD issue bonds to retire the SCMD and HCMD bonds, VRDC's obligation to pay capital improvement fees will diminish. It is anticipated that, in less than 25 to 30 years, the assessed values within BGMD and RSRMD will ultimately be sufficient to fully retire the SCMD and HCMD bonds, and BGMD has issued GO bonds that were used to reduce a portion of the original outstanding principal of the SCMD bonds. The Company believes that BGMD and RSRMD currently have the financial capability to issue incremental GO bonds which could be used to replace some or all of the SCMD and HCMD bonds outstanding, which would eliminate the Company's related obligations thereon. BGMD has notified the Company of its intent to issue GO bonds and use the proceeds to replace the existing SCMD bonds outstanding. In connection with BGMD's proposed bond issuance, SCMD has agreed to transfer certain of its assets, contingent upon consummation of the transaction as currently contemplated, to BGMD (see Note 17, Subsequent Events).

The Company has recorded a liability, primarily within "Other long-term liabilities", for the present value of the estimated future capital improvement fees it will be required to make under its agreements with BGMD and RSRMD. The Company recorded liabilities of $15.1 million at January 31, 2004 and July 31, 2003 and $14.8 million at January 31, 2003 with respect to the estimated present value of future BGMD capital improvement fees, and $1.9 million at January 31, 2004 and 2003 and July 31, 2003 with respect to the estimated present value of future RSRMD capital improvement fees. The Company has not recorded a liability in the accompanying Consolidated Condensed Balance Sheets with respect to the letters of credit issued against the Company's bank credit facility with respect to the SCMD and HCMD bonds.

Guarantees

As of January 31, 2004, the Company had various other letters of credit outstanding, primarily related to construction guarantees and a $4.2 million letter of credit issued in support of SSV's credit facility, in the aggregate amount of $13.8 million.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN No. 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers and indemnities related to the Company's use of public lands. The duration of these indemnities generally is indefinite. In addition, the Company indemnifies Bachelor Gulch Resort LLC's ("BG Resort") lenders, partners and hotel operator against losses, damages, expenses or claims that may arise under any hazardous materials law related to the land contributed by the Company to BG Resort; this indemnification does not limit the future payments the Company could be obligated to make. The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. As of January 31, 2004, the Company has recorded a liability related to the airline guarantees of $2.4 million. Other than the airline guarantees, the Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying financial statements, either because the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN No. 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was serving, the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. All of these indemnification agreements were in effect prior to January 1, 2003 and therefore the Company does not have a liability recorded for these agreements as of January 31, 2004.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying balance sheets, to complete or fund certain improvements with respect to its Red Sky Ranch, Arrowhead and Beaver Creek Village developments; the Company has estimated such costs to be less than $5 million, and anticipates completion within the next five years.

The Company has agreed to purchase, at completion, approximately 10,500 square feet of commercial space in Avon, Colorado. The project is expected to be completed during fiscal 2004. The Company has agreed to build a skier access bridge for the 2004/05 ski season in relation to a proposed real estate development at Vail's Lionshead Village. The Company has agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 04/05 ski season and one chairlift by the 05/06 ski season. The Bachelor Gulch Village Association ("BGVA") and BCRC have collectively agreed to contribute $5 million and $4 million, respectively, for the completion of the Beaver Creek lift projects. In addition, the Company is required to complete certain other improvements to assets owned by the Company, which are expected to be completed within the next 12 to 18 months. The estimated net total cost to the Company to complete these projects is approximately $11.3 million. The Company has not recorded a liability for these items, as certain triggering events must occur before the Company's performance is contractually required (see Note 17, Subsequent Events).

Self Insurance

The Company is self-insured for medical and workers' compensation under a stop loss arrangement. The self-insurance liability related to workers' compensation is determined actuarially based on claims filed. The self-insurance liability related to medical claims includes an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company. The amounts related to these claims are included as a component of accounts payable and accrued expenses (see Note 6, Supplementary Balance Sheet Information). While the ultimate amount of claims incurred is dependent on future developments, current reserves are adequate in management's opinion to cover the future payment of claims.

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

In October 2003, the Company and the United States of America, on behalf of the Environmental Protection Agency Region VIII ("EPA"), entered into a Consent Decree to settle the alleged violation of the Clean Water Act in 1999 by the Company in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at the Vail ski area.

The Consent Decree (along with the Amended and Restated Restoration Plan, which is part of the Consent Decree) was lodged on October 17, 2003, with the U.S. District Court for the District of Colorado in Denver. The Consent Decree constitutes a full and final settlement of the United States' claims under the Clean Water Act regarding the matter. After receiving public comment, the EPA filed a motion with the Court for the Court to approve the Consent Decree as lodged. There is no statutory deadline for the Court to act in entering the Consent Decree. Under the terms of the proposed Consent Decree, upon entry by the Court of the Consent Decree, the Company would pay a civil fine of $80,100 for the alleged wetland violation and would agree to certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other non-compliance with the Consent Decree.

The Company cannot guarantee whether or when the Court will enter the proposed Consent Decree. However, based on the facts and circumstances of the matter, the Company does not anticipate that the ultimate outcome will have a material adverse impact on its financial position or results of operation.

As previously disclosed, four of the Company's subsidiaries (JHL&S, LLC d/b/a/ Snake River Lodge & Spa ("SRL&S"), Teton Hospitality Services, Inc., GTLC and VRDC) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02-CV-17J, 02-CV-16J) in July 2002.

The case arose out of an August 2, 2001 carbon monoxide accident in a hotel room at SRL&S in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and injuries to his wife. One lawsuit was a wrongful death action on behalf of the estate of the deceased; the other was a personal injury action on the part of his wife, including alleged brain damage.

The complaints alleged negligence on the part of each defendant and sought damages, including punitive damages. The two cases were consolidated and tried from mid-November to mid-December 2003. On December 16, 2003, the jury rendered a total verdict of $17.5 million in compensatory damages in both cases. No punitive damages were awarded in either case against any defendants. SRL&S (formally known as JHL&S LLC), a 51% subsidiary of the Company, was found by the jury to be 47.5% responsible for the damages, for a total of approximately $8.3 million. Two local Jackson Hole area contractors not party to the trial were found to be collectively 52.5% responsible. The jury rendered a verdict in favor of all of the Company's other subsidiaries who were defendants in the case. On March 9, 2004, the court ruled in favor of the Company's motion that JHL&S LLC is not, as a matter of law, vicariously liable for the 52.5%. The ruling, if appealed by plaintiffs, would take considerable time to resolve. All amounts awarded by the jury are fully insured under the Company's insurance policies; accordingly, the Company has not recorded any loss reserves for the jury's verdict.

SEC Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs. As previously announced, the Company engaged its new auditors to do a re-audit of the years 1999-2001 and filed an amended 10-K for fiscal year 2001 reflecting all adjustments made as a result of the re-audit, in addition to the revision in accounting for the club fees. In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company. At that time, the inquiry related to the Company's previous accounting treatment for the private club initiation fees.

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

13. Mold Remediation

The Company is aware of water intrusion and condensation problems causing mold damage in the employee housing facility owned by Breckenridge Terrace. As a result, the facility is not available for occupancy this ski season. Forensic analysis of the mold situation has been completed on a preliminary basis and Breckenridge Terrace is evaluating the appropriate repair, remediation and other actions that may be necessary in the future. Breckenridge Terrace has accrued $7.0 million, in current liabilities, for estimated costs associated with this mold remediation obligation as such costs are deemed probable and reasonably estimable. $5.5 million of the total $7.0 million estimated costs was recorded as a charge to operating income and the remaining $1.5 million has been recorded as construction in progress as the recorded liability includes costs associated with the improvement to the design and safety of the facilities as compared with the condition of the facilities when originally constructed. Recoveries, if any, of any portion of the mold remediation liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when their receipt is deemed probable. As the remediation progresses, it is possible that these estimates may change significantly.

14. Workforce Reduction

In October 2002, the Company's president, Andy Daly, ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2003 in relation to Mr. Daly's severance agreement. As of January 31, 2004, accrued severance charges of $427,000 related to this agreement remain on the Company's Consolidated Condensed Balance Sheet.

In July 2003, the Company announced the restructuring of its sales and marketing focus and organization. The workforce reduction included the termination of three employees effective July 31, 2003 resulting in severance expense of approximately $505,000 including an incremental amount of associated benefits burden. As of January 31, 2004, approximately $447,000 of the severance had been paid, leaving approximately $58,000 on the Company's Consolidated Condensed Balance Sheet. The Company will pay the full amount of the severance during fiscal 2004.

15. Non-Cash Deferred Compensation

Pursuant to agreements with Adam Aron, the Company's Chief Executive Officer and Chairman of the Company's board of directors, and James Thompson, President of VRDC, the following transactions were consummated in the three and six months ended January 31, 2004.

In the first quarter of fiscal 2004, Mr. Aron took title to the Red Sky Ranch and Bachelor Gulch properties and related memberships and Mr. Thompson took title to the Red Sky Ranch homesite and related club membership. The Company recognized a net gain of $1.9 million related to the transfer of these properties on the line item entitled "Gain on transfer of property".

In the second quarter of fiscal 2004, Mr. Aron took title to the Beaver Creek residence and related membership. The Company recognized a net gain of approximately $233,000 related to the transfer of that property on the line item entitled "Gain on transfer of property".

16.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 8.75% Notes due 2009 and the 6.75 % Notes due 2014 (see Note 5, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., Timber Trail, Inc., RTP, RT Partners, Inc., SSV, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). Under the 6.75% Notes, Larkspur Restaurant & Bar, LLC ("Larkspur") is also a Non-Guarantor Subsidiary.

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur, RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of January 31, 2004, July 31, 2003 and January 31, 2003. Statement of operations and statement of cash flows data are presented for the six months ended January 31, 2004 and 2003.

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

The following information is presented based on the Guarantor Subsidiaries and Non-Guarantor Subsidiaries under the 8.75% Notes. The Guarantor Subsidiaries and Non-Guarantor Subsidiaries of the 6.75% Notes are identical to those of the 8.75% Notes, except that Larkspur is a Non-Guarantor Subsidiary and should be included in the "Other Subsidiaries" column for purposes of evaluating the following information under the 6.75% Notes.

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	35,766	476	11	216	6,100	-	42,569
Receivables, net	-	41,611	321	(934)	165	5,032	-	46,195
Inventories, net	-	7,863	108	-	168	26,807	-	34,946
Deferred income taxes	-	-	-	-	-	-	-	-
Other current assets	13,719	14,916	243	41	46	1,683	-	30,648
Total current assets	13,719	100,156	1,148	(882)	595	39,622	-	154,358
Property, plant and equipment, net	-	893,423	28,344	86	638	65,933	-	988,424
Real estate held for sale and investment	-	110,687	-	900	-	-	-	111,587
Other assets	7,166	31,674	14	-	-	10,334	-	49,188
Notes receivable	-	-	-	-	-	-	-	-
Goodwill, net	-	67,815	1,960	531	-	16,748	-	87,054
Other intangibles, net	-	115,863	-	11,357	-	17,870	-	145,090
Investments in subsidiaries and advances to (from) parent	846,610	(30,239)	(19,326)	(266)	(312)	189	(796,656)	-
Total assets	867,495	1,289,379	12,140	11,726	921	150,696	(796,656)	1,535,701

Current liabilities:
Accounts payable and accrued expenses	1,540	189,494	2,283	1,185	363	32,167	-	227,032
Long-term debt due within one year	11,067	2,404	-	-	-	1,470	-	14,941
Total current liabilities	12,607	191,898	2,283	1,185	363	33,637	-	241,973
Long-term debt	390,000	161,151	-	-	-	76,935	-	628,086
Other long-term liabilities	426	106,602	-	92	-	320	-	107,439
Deferred income taxes	-	57,949	-	1,125	-	671	-	59,745
Put options	-	3,088	-	-	-	-	-	3,088
Minority interest in net assets of consolidated subsidiaries	-	-	4,830	3,231	100	22,747	-	30,908
Total stockholders' equity	464,462	768,692	5,027	6,093	458	16,386	(796,656)	464,462
Total liabilities and stockholders' equity	867,495	1,289,379	12,140	11,726	921	150,696	(796,656)	1,535,701

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	--	16,566	399	--	117	1,858	--	18,940
Receivables, net	--	45,110	542	352	56	3,688	--	49,748
Inventories, net	--	8,077	77	--	145	23,457	--	31,756
Other current assets	10,442	4,777	91	--	3	1,238	--	16,551
Total current assets	10,442	74,530	1,109	352	321	30,241	--	116,995
Property, plant and equipment, net	--	882,412	29,012	99	697	20,031	--	932,251
Real estate held for sale and investment	--	111,663	--	900	--	10,660	--	123,223
Other assets	8,186	33,132	9	--	--	8,185	--	49,512
Goodwill, net	--	125,810	1,960	531	--	16,748	--	145,049
Other intangibles, net	--	61,077	--	9,148	--	18,187	--	88,412
Investments in subsidiaries and advances to (from) parent	844,564	(5,915)	(19,189)	(609)	(137)	(16,271)	(802,443)	--
Total assets	863,192	1,282,709	12,901	10,421	881	87,781	(802,443)	1,455,442

Current liabilities:
Accounts payable and accrued expenses	12,459	121,866	1,491	31	184	16,008	--	152,039
Long-term debt due within one year	--	26,659	--	--	--	1,272	--	27,931
Total current liabilities	12,459	148,525	1,491	31	184	17,280	--	179,970
Long-term debt	353,858	174,484	--	--	--	27,878	--	556,220
Other long-term liabilities	629	112,161	--	107	--	320	--	113,217
Deferred income taxes	--	78,055	--	--	--	753	--	78,808
Put options	--	1,822	--	--	--	--	--	1,822
Minority interest in net assets of consolidated subsidiaries	--	386	5,591	3,191	100	19,891	--	29,159
Total stockholders' equity	496,246	767,276	5,819	7,092	597	21,659	(802,443)	496,246
Total liabilities and stockholders' equity	863,192	1,282,709	12,901	10,421	881	87,781	(802,443)	1,455,442

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2003
(as restated)
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	-	21,789	875	-	78	1,948	-	24,690
Receivables, net	1	37,040	640	172	102	3,702	-	41,657
Taxes receivable	-	-	-	-	-	-	-	-
Inventories, net	-	11,161	72	-	176	24,613	-	36,022
Deferred income taxes	-	-	-	-	-	-	-	-
Other current assets	1,138	24,105	173	-	18	1,262	-	26,696
Total current assets	1,139	94,095	1,760	172	374	31,525	-	129,065
Property, plant and equipment, net	-	894,811	29,579	120	775	18,270	-	943,555
Real estate held for sale and investment	-	118,044	-	900	-	18,039	-	136,983
Other assets	8,755	29,824	9	-	-	811	-	39,399
Notes receivable	-	-	-	-	-	-	-	-
Goodwill, net	-	121,522	1,936	1,655	-	16,483	-	141,596
Other intangibles, net	-	68,523	-	10,085	-	2,725	-	81,333
Investments in subsidiaries and advances to (from) parent	849,253	(38,352)	(17,638)	(4)	(330)	(17,969)	(774,960)	-
Total assets	859,147	1,288,467	15,646	12,928	819	69,884	(774,960)	1,471,931

Current liabilities:
Accounts payable and accrued expenses	8,404	180,677	2,134	1,703	309	19,253	-	212,480
Income taxes payable	-	2,731	-	-	-	-	-	2,731
Long-term debt due within one year	-	24,577	1,000	-	-	1,000	-	26,577
Total current liabilities	8,404	207,985	3,134	1,703	309	20,253	-	241,788
Long-term debt	353,474	178,622	-	-	-	14,100	-	546,196
Other long-term liabilities	814	96,261	-	-	-	-	-	97,075
Deferred income taxes	-	64,849	-	-	-	1,643	-	66,492
Put option	-	198	-	-	-	-	-	198
Minority interest in net assets of consolidated subsidiaries	-	-	6,131	3,231	100	14,265	-	23,727
Total stockholders' equity	496,455	740,552	6,381	7,994	410	19,623	(774,960)	496,455
Total liabilities and stockholders' equity	859,147	1,288,467	15,646	12,928	819	69,884	(774,960)	1,471,931

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2004
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenues	50	241,698	4,078	2,974	1,281	95,315	5,463	350,859
Total operating expenses	3,894	241,995	5,255	3,886	1,408	72,723	5,463	334,624
Income (loss) from operations	(3,844)	(297)	(1,177)	(912)	(127)	22,592	-	16,235
Other expense	(53,161)	(7,116)	(376)	-	(12)	(913)	-	(61,578)
Equity investment loss, net	-	(2,180)	-	-	-	-	-	(2,180)
Loss on put options, net	-	(1,306)	-	-	-	-	-	(1,306)
Minority interest in net income of consolidated subsidiaries, net	-	-	762	-	-	(2,765)	-	(2,003)
Income (loss) before income taxes	(57,005)	(10,899)	(791)	(912)	(139)	18,914	-	(50,832)
Benefit (provision) for income taxes	21,092	4,100	-	-	-	(6,501)	-	18,691
Net income (loss) before equity in income of consolidated subsidiaries	(35,913)	(6,799)	(791)	(912)	(139)	12,413	-	(32,141)
Equity in income of consolidated subsidiaries	3,772	10,573	-	-	-	-	(14,345)	-
Net income (loss)	(32,141)	3,774	(791)	(912)	(139)	12,413	(14,345)	(32,141)

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2003
(as restated)
(in thousands of dollars)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenues	11	257,585	3,555	2,725	1,218	89,692	6,987	361,773
Total operating expenses	4,508	251,471	5,360	3,334	1,569	81,829	6,987	355,058
Income (loss) from operations	(4,497)	6,114	(1,805)	(609)	(351)	7,863	-	6,715
Other expense, net	(8,408)	(14,803)	(480)	-	(12)	(382)	-	(24,085)
Equity investment income, net	-	2,101	-	-	-	-	-	2,101
Gain on put option	-	1,371	-	-	-	-	-	1,371
Minority interest in net income of consolidated subsidiaries, net	-	-	1,120	-	-	(1,439)	-	(319)
Income (loss) before income taxes	(12,905)	(5,217)	(1,165)	(609)	(363)	6,042	-	(14,217)
Benefit from income taxes	5,420	407	-	-	-	-	-	5,827
Net loss before equity in income of consolidated subsidiaries, net	(7,485)	(4,810)	(1,165)	(609)	(363)	6,042	-	(8,390)
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	-
Equity in income of consolidated subsidiaries	(905)	3,905	-	-	-	-	(3,000)	-
Net income (loss)	(8,390)	(905)	(1,165)	(609)	(363)	6,042	(3,000)	(8,390)

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Net cash flows provided by operating activities	973	92,871	73	5,300	(62)	10,870	-	110,025

Cash flows from investing activities:
Capital expenditures	-	(35,484)	(131)	(1,194)	(13)	(6,882)	-	(43,704)
Investments in real estate	-	(10,027)	-	-	-	5,976	-	(4,051)
Other investing activities, net	-	1,279	-	-	-	-	-	1,279
Other investing activities	-	-	-	-	-	-	-	-
Net cash used in investing activities	-	(44,232)	(131)	(1,194)	(13)	(906)	-	(46,476)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	390,000	170,402	-	-	-	-	-	560,402
Payments of long-term debt	(348,753)	(221,610)	-	-	-	(4,583)	-	(574,946)
Payments of tender premium	(22,690)	-	-	-	-	-	-	(22,690)
Advances to (from) affiliates	(12,553)	22,093	135	(4,095)	174	(5,754)	-	-
Other financing activities, net	(6,977)	(336)	-	-	-	311	-	(7,002)
Distributions to minority shareholders	-	22,091	-	-	-	-	-	22,091
Advances to (from) affiliates	-	-	-	-	-	-	-	-
Net cash provided by (used in) financing activities	(973)	(29,451)	135	(4,095)	174	(10,026)	-	(44,236)

Net increase (decrease) in cash and cash equivalents	-	19,188	77	11	99	(62)	-	19,313
Net increase in cash due to the adoption of FIN No. 46R	-	4,316	-	-	-	-	-	4,316

Cash and cash equivalents:
Beginning of period	-	12,262	399	-	117	6,162	-	18,940
End of period	-	35,766	476	11	216	6,100	-	42,569

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2003
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Net cash flows provided by operating activities	(4,036)	127,028	(536)	-	(161)	3,807	-	126,102

Cash flows from investing activities:
Capital expenditures	-	(59,946)	(646)	-	(20)	(5,761)	-	(66,373)
Investments in real estate	-	(27,961)	-	-	-	-	-	(27,961)
Other investing activities, net	-	(1,934)	-	-	-	-	-	(1,934)
Net cash used in investing activities	-	(89,841)	(646)	-	(20)	(5,761)	-	(96,268)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	366	149,034	-	-	-	1,700	-	151,100
Payments of long-term debt	-	(181,513)	-	-	-	(500)	-	(182,013)
Advances to (from) affiliates	3,649	(6,030)	1,933	-	208	240	-	-
Other financing activities, net	21	-	-	-	-	(217)	-	(196)
Net cash provided by (used in) financing activities	4,036	(38,509)	1,933	-	208	1,223	-	(31,109)

Net increase (decrease) in cash and cash equivalents	-	(1,322)	751	-	27	(731)	-	(1,275)

Cash and cash equivalents:
Beginning of period	-	23,111	124	-	51	2,679	-	25,965
End of period	-	21,789	875	-	78	1,948	-	24,690

17. Subsequent Events

In February 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission in connection with the potential offer and sale, from time to time, of up to $100 million of its common stock, preferred stock and debt securities. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement that will describe the specific types, amounts, price and other terms of the offered securities.

In February 2004, the Company also filed a separate shelf registration statement covering the sale by Apollo Ski Partners, L.P. ("Apollo"). Apollo owns substantially all of the Class A common stock of the Company and, consequently, has the ability to elect all of the Company's Class 1 Board of Directors. From time to time, Apollo may sell up to 1.5 million shares of the Company's common stock. Apollo currently holds 7,439,542 shares of Class A common stock of the Company or 21.1% of the Company's outstanding common stock.

In February 2004, the Company executed the required notices to BGVA and BCRC pursuant to the agreements between the Company and BGVA and BCRC related to the construction of new chairlifts at Beaver Creek. Within 30 days of BGVA and BCRC's receipt of such notice, BGVA is required to deposit $5 million, BCRC is required to deposit $4 million, and the Company is required to deposit $1 million into an escrow account to be used by the Company to fund the construction of the chairlifts. In connection with the notices, the Company is required to execute a third-party contract for the purchase and installation of the chairlifts within 30 days, and must commence construction of the chairlifts within six months.

On March 11, 2004, BGMD informed the Company that it had successfully completed its GO bond offering. The proceeds of the bond offering, along with contributions from BGVA and SCMD, have been placed with a trustee and will be used to retire the $26.9 million outstanding SCMD bonds. As a result of this transaction, the $28.5 million letters of credit supporting the SCMD bonds issued against the Company's bank credit facility will be released. In addition, the Company no longer has an obligation to pay capital improvement fees to BGMD as a result of the defeasance of the SCMD bonds. As of January 31, 2004, the Company had recorded a $15.1 million liability with respect to the capital improvement fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2003 Annual Report on Form 10-K and the Consolidated Condensed Financial Statements as of January 31, 2004 and 2003 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the SEC.

As disclosed in the Company's Form 10-K for the year ended July 31, 2003, the Company restated its fiscal 2003 interim financial statements and its historical financial statements in that filing. The reader should refer to the disclosures made in that filing for more information.

Overview

While the Company recorded a net loss for both the three and six months ended January 31, 2004, largely as a result of charges that are not indicative of continuing operations, the Company's operating results for those periods were favorable compared to management's expectations. Mountain segment financial performance improved for the three and six months ended January 31, 2004 compared to the same periods last year, despite last year's substantial early-season snowfall and earlier resort openings. The favorable current-year performance is driven by increased season pass sales as well as a favorable shift in ticket mix and increased pricing, resulting in a 6.2% increase in effective ticket price, while overall skier visits remained relatively flat. Retail/rental operations also performed better than anticipated. Lodging segment results for the three and six months ended January 31, 2004 also improved as compared to the same periods in the prior year. The increase is primarily due to improved performance at several of the Company's properties located in proximity to its ski resorts, including the Vail Marriott Mountain Resort ("Vail Marriott"), which was open for the full period in fiscal 2004, whereas it was closed for a portion of the period in fiscal 2003 for renovations. Real estate performed as expected for the second fiscal quarter. In addition, the Company's previously announced cost reduction plan is expected to achieve its $25 million in year-over-year cost savings for the full fiscal year. Mountain and Lodging segment results were also favorably impacted by the consolidation of the Employee Housing Entities as of November 1, 2003, as the entities' depreciation and interest expense which was previously included on the Company's equity income (loss) line items is now recorded on the corresponding depreciation and interest expense line items in the Company's Consolidated Condensed Statement of Operations. Depreciation and interest expense are not included in segment operating results.

While the Company's operating segments have performed favorably in the current year as compared to last year, the following charges contributed to the Company's quarterly and year to date net loss:

  debt extinguishment charges of $36.2 million related to the tender for the Company's 8.75% Notes in January 2004; the 8.75% Notes were replaced by the 6.75% Notes (see Note 5, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements);
  a $5.5 million estimated mold remediation charge related to correction of the water intrusion and condensation problems at the Breckenridge Terrace employee housing facility (see Note 13, Mold Remediation, of the Notes to Consolidated Condensed Financial Statements);
  a $1.6 million year to date loss on disposals of fixed assets related to winter employee uniforms which were replaced in the current fiscal year as the result of a new strategic alliance and the replacement of two lifts at Heavenly as part of the Company's previously announced capital improvement plans for the resort;
  a $1.3 million year to date loss related to a net increase in the estimated fair market value of put options held by the minority shareholders in certain of the Company's subsidiaries (see Note 9, Put Options, of the Notes to Consolidated Condensed Financial Statements);
  asset impairment charges of $933,000 related to the replacement of the previously proposed Beaver Creek gondola, with the plan to install two new high speed chairlifts, and the abandonment of a specific project to relocate Beaver Creek's maintenance facilities; and
  approximately $750,000 of costs incurred to date with respect to the Company's compliance program under the Sarbanes-Oxley Act. In February 2004, the SEC announced an extension of the implementation dates related to the Sarbanes-Oxley requirements for internal controls over financial reporting, which extends the Company's required compliance date from July 31, 2004 to July 31, 2005. Because of the extended effective date, the Company anticipates that it will be able to reduce its overall anticipated incremental costs of compliance with the requirements.

Looking forward to the remainder of the fiscal year and beyond, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

    Guests continue to book reservations closer in to the date of travel, which makes it more difficult to forecast occupancy trends; however, lodging advance bookings for the fourth quarter appear robust.
    Mountain revenue trends subsequent to quarter-end appear favorable, with strong February revenues. Beaver Creek and Heavenly are on target for record numbers of skier visits in fiscal 2004. However, the booking patterns noted above, as well as the potential impact of other external uncertainties, make it impossible for management to predict whether these trends will continue.
    Keystone received approval for a significant terrain expansion for snowcat-served skiing, taking its skiable terrain to more than 2,500 acres.
    Analysis of the remediation costs for Breckenridge Terrace continues, and while the Company's estimates are based on currently available data, actual costs could vary materially (favorably or unfavorably) from current estimates.
    The Company expects that the debt transactions consummated in the second fiscal quarter (8.75% Notes tender, issuance of the 6.75% Notes and the refinancing of the term loan under the bank credit facility) will result in annual interest savings of approximately $5.7 million on a go-forward basis.
    The Company will record further debt extinguishment charges of approximately $900,000 in the fourth quarter of fiscal 2004 related to the call of the remaining outstanding 8.75% Notes.
    The Company is proceeding as planned (subject to continuing necessary approvals) with its real estate development projects, including the "New Dawn" redevelopment at Vail and residential development at Jackson Hole Golf & Tennis Club, although such plans may experience potential delays or revisions. Additionally, the Company has not finalized its financing plans or obtained specific financing for these projects.
    BGMD has issued GO bonds resulting in the legal defeasance of the SCMD bonds, thereby relieving the Company of its liabilities with respect to the SCMD bonds in the amount of $15.1 million. This transaction will be reflected in the Company's financial statements in the third fiscal quarter.
    The Company has numerous investments in entities over which the Company does not have direct management oversight. As such, it is difficult for management to predict or influence the financial performance of these entities, and such results could materially impact the Company's consolidated results of operations.
    The Company continues to evaluate its equity-method investments under FIN No. 46R (See Note 8, Variable Interest Entities, of the Notes to Consolidated Condensed Financial Statements). If the Company is required to consolidate some or all of these entities under FIN No. 46R, it could have a material impact on the Company's consolidated financial statements.
    The Company uses estimates to record certain reserves (including, but not limited to, self-insured medical and workers' compensation reserves, legal liability reserves and income tax reserves). The Company has policies and procedures for determining the estimates used, including the use of historical information and internal analysis and, where applicable, the use of third party experts. If actual results vary significantly from such estimates, or if future trends are not indicative of historical experience, the Company's results from operations could be materially impacted.
    The Company performs an annual test for impairment of goodwill and indefinite-lived intangible assets as of May 1 each year. In addition, the Company regularly evaluates its long-lived assets for impairment, as facts and circumstances warrant. While the Company does not currently anticipate any material impairment charges for the remainder of the fiscal year, the annual impairment test has not yet been performed. In addition, changes in the Company's plans for replacement of long-lived assets could also result in unanticipated impairment charges or losses on the disposal of assets.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Presented below is more detailed comparative data regarding the Company's results of operations for the three and six months ended January 31, 2004 versus the three and six months ended January 31, 2003.

Results of Operations

Three Months Ended January 31, 2004 versus Three Months Ended January 31, 2003 (in thousands of dollars, except effective ticket price ("ETP"))

Mountain operating revenue. Mountain operating revenue for the three months ended January 31, 2004 and 2003 is presented by category as follows:

	Three Months Ended
	January 31,			Percentage
	2004	2003	Increase	Increase
		(as restated)
	(unaudited)

Lift tickets	$ 97,147	$ 91,028	$ 6,119	6.7%
Ski school	25,022	23,894	1,128	4.7%
Dining	18,411	18,249	162	0.9%
Retail/rental	45,035	41,297	3,738	9.1%
Other	15,753	13,917	1,836	13.2%
Total mountain operating revenue	$ 201,368	$ 188,385	$ 12,983	6.9%

Skier visits	2,620	2,607	13	0.5%

ETP	$ 37.07	$ 34.92	$ 2.15	6.2%

Mountain operating revenue for the three months ended January 31, 2004 increased $13.0 million, or 6.9%, as compared to the three months ended January 31, 2003. Of this increase, $6.1 million is due to increased lift ticket revenue, primarily driven by increased season pass sales, a favorable shift in the guest demographic to a heavier mix of destination visitors and increased ticket pricing. Destination guests (out of state and international guests) have historically purchased higher margin ticket products and used more of the Company's ancillary products and services, such as food & beverage and ski school, driving the year over year increases in those categories. The $3.7 million increase in retail/rental revenue is driven by increased accessory sales (attributable to the cold weather), expanded operations and improved performance at Heavenly's retail outlets. The consolidation of the employee housing entities as of November 1, 2003 caused a $692,000 increase in other mountain operating revenue for the three months ended January 31, 2004.

Mountain operating expense. Mountain operating expense for the three months ended January 31, 2004 was $126.9 million, an increase of $3.4 million, or 2.7%, compared to the three months ended January 31, 2003. This increase reflects an increase in operating expenses commensurate with the increase in operating revenues partially offset by the successful implementation of the Company's cost cutting program. Allocated corporate administrative expenses ("SG&A") in fiscal 2003 included deferred compensation costs that were not incurred in fiscal 2004, offset partially by Sarbanes-Oxley compliance costs which were included in the fiscal 2004 allocation but were not incurred in fiscal 2003. In addition, the consolidation of the employee housing entities as of November 1, 2003 increased mountain operating expense by $630,000 for the three months ended January 31, 2004.

Mountain equity investment income. Mountain equity income primarily consists of the Company's share of operations of a brokerage firm and a property management firm. In prior periods, mountain equity investment income also included the proportionate share of the Company's employee housing entities. Beginning November 1, 2003, the employee housing entities were consolidated in the Company's financial statements. Mountain equity income for the three months ended January 31, 2004 was $586,000, an increase of $134,000, or 29.6%, compared to three months ended January 31, 2003. The increase primarily reflects increased sales generated by the brokerage firm and the consolidation of the employee housing entities.

Lodging revenue. Lodging revenue for the three months ended January 31, 2004 was $38.4 million, an increase of $2.8 million, or 7.8%, compared to the three months ended January 31, 2003. The Company's average daily rate ("ADR") for the three months ended January 31, 2004 for its owned hotels and condominium management operations was $216.23, an increase of $8.04 as compared to the three months ended January 31, 2003. The Vail Marriott experienced an increase in both room nights and ADR, as last year reservations were soft due to renovation activity. Snake River Lodge & Spa, Mountain Thunder and the Company's Vail and Beaver Creek property management operations also saw improved room nights and ADRs.

Lodging operating expense. Lodging operating expense for the three months ended January 31, 2004 was $38.4 million, an increase of $385,000, or 1.0%, compared to the three months ended January 31, 2003. This increase is primarily due to variable expense increases associated with the increase in revenue. Lodging operating expense also includes an allocation of corporate SG&A.

Lodging equity investment loss. Lodging equity investment loss was $1.2 million for the quarter ended January 31, 2004, and primarily includes the Company's proportionate share of losses from the hotel operations of The Ritz-Carlton, Bachelor Gulch. The Company's investment share of profits associated with the sale of condominiums developed as part of the joint venture operations is recorded in Real estate equity investment income. The equity loss for the quarter includes the Company's share of depreciation expense of $559,000 and interest expense of $644,000 for the three months ended January 31, 2004.

Real estate revenue. The Real estate segment's revenue varies from year to year depending on the mix of available inventory, based upon the completion of development projects. Revenue from real estate operations for the three months ended January 31, 2004 was $7.5 million, a decrease of $16.7 million, or 69.0%, compared to the three months ended January 31, 2003. During the three months ended January 31, 2004, the Company primarily sold a development parcel and three condominiums, as opposed to sales of 20 condominiums and 8 single family lots during the three months ended January 31, 2003.

Real estate operating expense. Real estate operating expense for the three months ended January 31, 2004 was $6.1 million, a decrease of $16.2 million, or 72.8%, compared to the three months ended January 31, 2003, primarily due to the change in sales mix and is commensurate with the decreased revenues. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations and an allocation of corporate SG&A.

Real estate equity investment income. Real estate equity investment income includes both the Company's equity investment in Keystone/Intrawest LLC ("KRED"), the joint venture developing the River Run development at Keystone, and the portion of the Company's equity investment in BG Resort associated with the development and sale of the Ritz-Carlton, Bachelor Gulch condominiums. Real estate equity investment income was $3,000 and $771,000 for the quarters ended January 31, 2004 and 2003, respectively. Real estate equity investment income decreased as the condominium sales associated with BG Resort occurred primarily in the first and second quarters of fiscal 2003.

Depreciation and amortization. Depreciation and amortization expense was $22.6 million, an increase of $1.4 million, or 6.8%, for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003. The increase was primarily attributable to an increased fixed asset base resulting from normal capital expenditures. Consolidation of the Employee Housing Entities also increased depreciation expense by approximately $543,000 for the three months ended January 31, 2004.

Mold remediation charge. During the three months ended January 31, 2004, the Company expensed $5.5 million related to the estimated cost of remediation of water intrusion and condensation problems at its Breckenridge Terrace employee housing facility based on management's best estimate using a preliminary estimate from the mold remediation facilitators. See Note 13, Mold Remediation, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this charge.

Loss on extinguishment of debt. The Company recorded a $36.2 million debt extinguishment charge in the second quarter of fiscal 2004 in connection with the tender for the 8.75% Notes. $348.8 million of the total $360 million outstanding notes were tendered. The charge included a tender premium of $65.06 per $1,000 principal amount of 8.75% Notes, which accounts for $22.7 million of the total charge. Other costs included in the charge include transaction fees, the write off of unamortized issuance costs and unamortized original issue discount on the 8.75% Notes, and other costs such as legal and printing fees. In connection with the tender for the 8.75% Notes, in January 2004 the Company issued the 6.75% Notes. The proceeds from the 6.75% Notes were used to re-purchase the 8.75% Notes, along with associated premiums, fees and expenses.

Interest expense. During the three months ended January 31, 2004 and 2003 the Company recorded interest expense of $12.9 million in both periods, relating primarily to the 8.75% Notes, Credit Facility and Industrial Development Bonds. During the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, interest expense decreased due to the August payoff of the Olympus note and the $111 million decrease in the credit facility balance from the credit facility balance at the same period last year, offset by increases in interest expense due to the consolidation of the Employee Housing Entities and changes in the present value of the capital improvement fee liability related to BGMD and RSRMD. Average total borrowings for the three months ended January 31, 2004 were $587.7 million versus $634.2 million as of January 31, 2003.

Income tax. The effective tax rate for the quarter was 10% versus a 42% effective rate for the first quarter of fiscal 2004 and same quarter last year. The change is primarily a result of the Company reviewing its anticipated annual results including the costs associated with the debt extinguishment and mold remediation. Assuming no further revisions to the Company's anticipated annual results, the Company expects its effective tax rate for the remainder of the year will be approximately 37%.

Six Months Ended January 31, 2004 versus Six Months Ended January 31, 2003 (in thousands of dollars, except ETP)

Mountain operating revenue. Mountain operating revenue for the six months ended January 31, 2004 and 2003 is presented by category as follows:

	Six Months Ended
	January 31,			Percentage
	2004	2003	Increase	Increase
		(as restated)
	(unaudited)

Lift tickets	$ 97,173	$ 90,915	$ 6,258	6.9%
Ski school	25,046	23,965	1,081	4.5%
Dining	22,325	22,067	258	1.2%
Retail/rental	62,075	57,627	4,448	7.7%
Other	28,828	27,440	1,388	5.1%
Total mountain operating revenue	$ 235,447	$ 222,014	$ 13,433	6.1%

Skier visits	2,620	2,607	13	0.5%

ETP	$ 37.08	$ 34.92	$ 2.16	6.2%

Mountain operating revenue for the six months ended January 31, 2004 increased $13.4 million, or 6.1%, as compared to the six months ended January 31, 2003. As the Company's ski resorts did not open until mid-November, mountain operating revenue for the six months ended January 31, 2004 was driven by substantially the same trends and factors as for the three months ended January 31, 2004.

Mountain operating expense. Mountain operating expense for the six months ended January 31, 2004 was $188.8 million, an increase of $614,000, or 0.3%, compared to the six months ended January 31, 2003. As the Company's ski resorts did not open until mid-November, mountain operating expense for the six months ended January 31, 2004 was driven by substantially the same trends and factors as for the three months ended January 31, 2004.

Mountain equity investment income. Mountain equity income for the six months ended January 31, 2004 was $568,000, a decrease of $973,000, or 63.1%, compared to six months ended January 31, 2003. The decrease primarily reflects first quarter losses from the employee housing entities (during which period the equity method was still applied to the entities) and reduced sales commissions generated by the brokerage firm. Equity method losses from the employee housing entities were $744,000 during the six months ended January 31, 2004 as opposed to $32,000 during the six months ended January 31, 2003.

Lodging revenue. Lodging revenue for the six months ended January 31, 2004 was $81.0 million, an increase of $4.8 million, or 6.3%, compared to the six months ended January 31, 2003. The Company's average daily rate ("ADR") for the six months ended January 31, 2004 for its owned hotels and condominium management operations was $183.42, an increase of $6.77 as compared to the six months ended January 31, 2003. The increase in revenue and ADR is primarily the result of the Vail Marriott being open for the full first quarter in fiscal 2004 as it was closed for a portion of the prior year first quarter for renovations, stronger summer business at GTLC and increased room rates at the Lodge at Rancho Mirage.

Lodging operating expense. Lodging operating expense for the six months ended January 31, 2004 was $78.9 million, an increase of $1.6 million, or 2.1%, compared to the six months ended January 31, 2003. This increase is primarily due to variable expense increases associated with the increase in revenue, partially offset by the successful implementation of the Company's cost savings plan. Lodging operating expense also includes an allocation of corporate SG&A.

Lodging equity investment loss. Lodging equity investment loss for the six months ended January 31, 2004 was $3.0 million, a decrease of $327,000, or 10.0%, as compared to the loss recorded for the six months ended January 31, 2003. The equity loss for the six months includes the Company's share of depreciation expense of $1.1 million and interest expense of $1.3 million for the six months ended January 31, 2004. The improved performance is driven by results of The Ritz-Carlton, Bachelor Gulch, as in first quarter last year the hotel incurred start-up costs.

Real estate revenue. The Real estate segment's revenue varies from year to year depending on the mix of available inventory, based upon the completion of development projects. Revenue from real estate operations for the six months ended January 31, 2004 was $34.4 million, a decrease of $29.2 million, or 45.9%, compared to the six months ended January 31, 2003. During the six months ended January 31, 2004, the Company primarily sold a development parcel, seven condominiums and four single family lots, as opposed to sales of two development parcels, 72 condominiums and 17 single family lots during the six months ended January 31, 2003.

Real estate operating expense. Real estate operating expense for the six months ended January 31, 2004 was $18.2 million, a decrease of $31.6 million, or 63.5%, compared to the six months ended January 31, 2003, primarily due to the change in sales mix and is commensurate with the decreased revenues.

Real estate equity investment income. Real estate equity investment income was $0.2 million and $3.8 million during the six months ended January 31, 2004 and 2003, respectively. Real estate equity investment income decreased as the condominium sales associated with BG Resort occurred primarily in the first and second quarters of fiscal 2003.

Depreciation and amortization. Depreciation and amortization expense was $42.9 million, an increase of $3.2 million, or 8.0%, for the six months ended January 31, 2004 as compared to the six months ended January 31, 2003. The increase was primarily attributable to an increased fixed asset base from normal capital expenditures and the consolidation of the Employee Housing Entities.

Mold remediation charge. The mold remediation charge for the six months ended January 31, 2004 is the same as was recorded for the three months ended January 31, 2004.

Loss on extinguishment of debt. The loss on extinguishment of debt for the six months ended January 31, 2004 is the same as was recorded for the three months ended January 31, 2004.

Interest expense. During the six months ended January 31, 2004 and 2003 the Company recorded interest expense of $26.3 million and $24.7 million, respectively, relating primarily to the Notes, Credit Facility and Industrial Development Bonds. The $1.6 million increase is primarily attributable to decreased capitalized interest (zero in the six months ended January 31, 2004 versus $645,000 in the six months ended January 31, 2003), letter of credit fees and capital improvement fees associated with the metropolitan districts and the final recognition of the interest swap termination gain in fiscal 2003. Average total borrowings for the six months ended January 31, 2004 were $598.0 million versus $629.7 million as of January 31, 2003.

Income tax. The effective tax rate for the six months ended January 31, 2004 was 37% compared to 41% for the same period last year. The change is primarily a result of the amount of items which are not deductible for tax as a percentage of the anticipated pre-tax book income (loss) for the fiscal year.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

Cash flows from the Company's operating activities were $110.0 million for the six months ended January 31, 2004. Non-cash charges reflected in the $32.1 million net loss for the period included non-cash costs related to real estate sold of $9.5 million, depreciation and amortization expense of $42.9 million, a decrease in the net deferred tax liability of $19.1 million and non-cash debt extinguishment charges of $12.9 million. In addition, working capital changes included a decrease in deferred income taxes receivable of $8.8 million and an increase accounts payable and accrued expenses of $64.4 million primarily due to a $31.4 increase in deferred revenue related to private club initiation fees and increased season pass sales, a $17.9 increase in trade payables and a $7.0 accrual for total estimated mold remediation costs. This was offset by a $7.7 million increase in accounts receivable, a $4.8 million increase in notes receivable and a $3.2 million increase in inventories. These changes are largely due to the seasonality of the Company's operations.

Cash flows used in investing activities have historically consisted of payments for acquisitions, capital expenditures, and investments in real estate. Capital expenditures for the six months ended January 31, 2004 were $43.7 million and investments in real estate for the period were $4.1 million. The primary projects included in capital expenditures were (i) a new high-speed chairlift at Beaver Creek, (ii) Keystone and Heavenly snowmaking upgrades, (iii) installation of two new high-speed chairlifts at Heavenly, (iv) an electrical distribution network at Keystone and (v) renovations at the Lodge at Rancho Mirage. The primary projects included in investments in real estate were (i) planning activities related to the Vail "New Dawn" redevelopment, (ii) completion of the Red Sky Ranch golf courses and (iii) investments in developable land and the planning and development of projects in and around each of the Company's resorts.

Investing activities for the six months ended January 31, 2004 also consisted of cash distributions from joint ventures of $1.4 million and cash received from the disposal of fixed assets of $371,000.

The Company estimates that it will make aggregate capital expenditures in the mountain and lodging segments of approximately $20 million to $30 million during the remainder of fiscal 2004, and approximately $60 to $65 million for calendar 2004. In addition to normal, annual capital expenditures appropriate to maintaining the Company's reputation for high quality, the primary projects are anticipated to include (i) two new high-speed lifts and a parking lot related to providing additional skier access to the main part of Beaver Creek Mountain, (ii) continued renovations at the Lodge at Rancho Mirage, (iii) a new six passenger high-speed lift at Heavenly, (iv) new snowcats to increase the grooming capabilities of Vail and Beaver Creek and (v) restaurant upgrades at Heavenly's mid-mountain East Peak area. Investments in real estate during the remainder of fiscal 2004 are expected to total approximately $30 million to $40 million, and approximately $70 to $75 million for calendar 2004. Primary projects are anticipated to include (i) continued work on the multi-year Vail "New Dawn" redevelopment project, (ii) creation of a new golf course community in the Jackson Hole area and (iii) other planning and development projects in and around each of the Company's resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flows from operations, borrowings under the Credit Facility or alternative financing arrangements, as necessary.

During the six months ended January 31, 2004, the Company used $44.2 million in its financing activities consisting primarily of $14.5 million in net long-term debt borrowings (including a $348.8 million principal payment on the 8.75% Notes related to the tender offer, payment of the $25 million Olympus Note, the payment of $14.0 million of debt assumed in the KRED distribution and proceeds from the issuance of the 6.75% Notes), payment of $22.7 million tender premium and payment of $7.0 million of debt issuance costs.

In January 2004, the Company completed the offering for 6.75% Notes, the proceeds of which were used to purchase substantially all of the 8.75% Notes, and to pay related premiums, transaction fees and expenses. The 6.75% Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"), as amended, and to persons outside the United States under Regulation S of the Securities Act. The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15, beginning August 15, 2004. The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the 6.75% Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (See Note 16, Guarantor and Non-Guarantor Subsidiaries, of the Notes to Consolidated Condensed Financial Statements). The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of Vail Resorts, Inc. and its Restricted Subsidiaries (as defined in the Indenture) to a) borrow money or sell preferred stock, b) create liens, c) pay dividends on or redeem or repurchase stock, d) make certain types of investments, e) sell stock in the Restricted Subsidiaries, f) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, g) enter into transactions with affiliates, h) issue guarantees of debt and i) sell assets or merge with other companies. The Company is required to exchange the 6.75% Notes and the guarantees for a new issue of substantially identical debt securities and guarantees registered under the Securities Act within 330 days after the closing of the 6.75% Notes.

In January 2004, the Company offered to purchase its outstanding 8.75% Notes for total consideration of $1,065.06 per $1,000 principal amount of 8.75% Notes. Of the outstanding 8.75% Notes, $348.8 million, or approximately 96.9%, were tendered. The 8.75% Notes remaining outstanding subsequent to the tender were amended to eliminate substantially all of the restrictive covenants. In addition, the Company is required to call the remaining outstanding 8.75% Notes on May 15, 2004 for a call price of 104.375% of the principal balance outstanding. The Company has transferred $11.2 million into a blocked account to fund the call of the 8.75% Notes remaining outstanding.

In January 2004, the Company amended its existing term loan under its bank credit facility. The amendment extended the maturity date from December 2008 to December 2010 and reduced the applicable interest rate margin by 50 basis points. In addition, the amendment provides that the term loan may be increased on a one-time basis by up to $60 million.

In February, the Company filed a universal shelf registration statement with the SEC in connection with the potential offer and sale, from time to time, of up to $100 million of its common stock, preferred stock and debt securities. The Company filed the registration statement so that it has the flexibility to raise capital if and when favorable economic or business conditions dictate.

For the six months ended January 31, 2003, cash flows provided by operating activities were $126.1 million. Cash flows used in investing activities for the same period were $96.3 million, primarily including capital expenditures of $66.4 million and investments in real estate of $28.0 million. During the six months ended January 31, 2003, the Company used $31.1 million of cash in its financing activities consisting primarily of $30.9 million in net long-term debt repayments.

Based on current levels of operations and cash availability, management believes the Company is in a position to satisfy its current working capital, debt service and capital expenditure requirements for at least the next twelve months.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its bank credit facilities and Senior Subordinated Notes. The most restrictive of those covenants include the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as defined in the underlying credit facilities). In addition, the Company's financing arrangements limit its ability to incur certain indebtedness, make certain restricted payments, make certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets.

The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2004. However, there can be no assurance that the Company will meet its financial covenants in the future. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the bank credit facilities. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $643.0 million, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet. Operating lease and service agreement obligations, which total $54.2 million, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations as of January 31, 2004 is as follows:

	Payments Due by Fiscal Period (in thousands)
Contractual Obligations	Total	Current Fiscal Year	1-3 years	3 - 5 years	After 5 Years
Long-Term Debt	$ 643,027	$ 12,890	$ 21,665	$ 6,833	$ 601,639
Operating Leases and Service Agreements	54,227	5,587	17,289	12,663	18,688
Purchase Obligations(2)	197,335	166,565	21,578	475	8,400
Other Long-Term Obligations (1)	17,000
Total Contractual Cash Obligations	$ 911,589	$185,042	$ 60,532	$ 19,971	$ 628,727

(1)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the various metropolitan districts as described in Note 12, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements. This amount has been recorded as a liability of the Company; however, the specific time period of performance, if ever required, is currently unknown.

(2)

Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued interest, and liabilities (including advances) to complete lots sold on the Company's Consolidated Condensed Balance Sheet as of January 31, 2004 and other obligations for goods and services not yet recorded.

Off Balance Sheet Arrangements

The Company has ownership interests in employee housing entities which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge. The Employee Housing Entities were formerly off balance sheet arrangements, accounted for under the equity method. In connection with the Company's implementation of certain provisions of FIN No. 46R, the Company determined it is the primary beneficiary of the Employee Housing Entities and consolidated them in its Consolidated Condensed Financial Statements as of November 1, 2003. The Company must implement the remaining provisions of FIN No. 46R no later than the end of its third fiscal quarter.

The Company has issued letters of credit in support of the debt of the metropolitan districts (as more fully discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements). These entities constructed, own and operate municipal facilities supporting real estate developments created by the Company. The initial construction of the facilities was financed by the issuance of tax-exempt variable rate revenue bonds. The Company issued the letters of credit in support of these bonds as credit enhancements. Had the metropolitan districts not been formed, it is reasonably possible that the Company would have been required to construct these facilities itself. The Company does not believe that it is reasonably likely that the letters of credit backing the metropolitan districts debt will be called upon, and they historically have not been drawn upon, and therefore the letters of credit are not expected to have an effect on the Company's financial condition.

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

In December 2003, the FASB published a revision to FIN No. 46, FIN No. 46R, to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under FIN No. 46R, application is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of VIEs is required in financial statements no later than for periods ending after March 15, 2004. As of November 1, 2003, the Company has consolidated certain entities that it previously had accounted for under the equity method. The Company is currently evaluating any additional impact that the implementation of this interpretation will have on its financial position or results of operations (see Note 8, Variable Interest Entities, of the Notes to Consolidated Condensed Financial Statements).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities or, in some circumstances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer, indefinitely, the effective date for applying the measurement and classification provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. Implementation of the currently effective provisions of SFAS No. 150 did not have a significant impact on the Company's financial position or results of operations.

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

  the existing SEC formal investigation of us;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2004, the Company had $169.4 million of variable rate indebtedness, representing 26.3% of total debt outstanding, at an average interest rate during the six months ended January 31, 2004 of 5.9%. Based on the average floating rate borrowings outstanding during the six months ended January 31, 2004, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $139,000.

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

Changes in internal control over financial reporting. As disclosed in the Company's Form 10-K for the year ended July 31, 2003, a material weakness and certain significant deficiencies in the Company's internal control over financial reporting have been identified. The Company has developed and begun implementation of a specific action plan to address this weakness and these deficiencies and to enhance the reliability and effectiveness of the Company's control procedures. These actions include appointing a new CFO in November 2003 and adding and reallocating finance and accounting staff and support personnel who are dedicated to the objectives of timely and accurate disclosure of required information.

Based upon the foregoing, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures will be effective in meeting the above-stated objectives after giving effect to the aforementioned actions.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in the Company's Form 10-K for the year ended July 31, 2003, four of the Company's subsidiaries (JHL&S, LLC d/b/a/ Snake River Lodge & Spa, Teton Hospitality Services, Inc., Grand Teton Lodge Company and Vail Resorts Development Company) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02-CV-17J, 02-CV-16J) in July 2002. The case arose out of an August 2, 2001 carbon monoxide accident in a hotel room at the Snake River Lodge & Spa in Wyoming.

On December 16, 2003, the jury rendered a total verdict of $17.5 million in compensatory damages in both cases. No punitive damages were awarded in either case against any defendants. The jury found the Snake River Lodge & Spa (formally known as JHL&S LLC), a 51% subsidiary of the Company, to be 47.5% responsible for the damages and two local Jackson Hole area contractors not party to the trial were found to be collectively 52.5% responsible. The jury rendered a defense verdict in favor of all of the Company's other subsidiaries who were defendants in the case. On March 9, 2004, the court ruled in favor of the Company's motion that JHL&S LLC is not vicariously liable, as a matter of law, for the 52.5%. The ruling, if appealed by plaintiffs, would take considerable time to resolve. All amounts awarded by the jury are fully insured under the Company's insurance policies; accordingly, the Company has not recorded any loss reserves for the jury's verdict.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on January 8, 2004 in New York, New York. 35,274,876 shares of Class A Common Stock and Common Stock, 96% of outstanding shares, were represented at the meeting.
a)

The following persons were elected to serve as Class 1 Directors of the Company until the next annual meeting of the shareholders. Class 1 Directors are elected by the Class A Common Stock holders. The voting results for each Class 1 Director follows:

Director	For	Withheld
John J. Hannan	7,439,542	--
John R. Hauge	7,439,542	--
Roland A. Hernandez	7,439,542	--
Robert A. Katz	7,439,542	--
William L. Mack	7,439,542	--
b)

The following persons were elected to serve as Class 2 Directors of the Company until the next annual meeting of the shareholders. Class 2 Directors are elected by the Common Stock holders. The voting results for each Class 2 Director follows:

Director	For	Withheld
Adam M. Aron	16,845,376	9,735,538
Frank J. Biondi	18,588,007	7,992,907
Thomas H. Lee	18,581,175	7,999,739
Joe R. Micheletto	18,475,458	8,105,456
John F. Sorte	18,733,001	7,847,913
William P. Stiritz	18,394,003	8,186,911
James S. Tisch	18,587,745	7,993,169
c)	Ratification of PricewaterhouseCoopers LLP as independent public accountants.
For	Against	Abstain	Broker Non-Vote
33,859,221	156,631	4,604	--
d)	Approval of other matters at the discretion of the Board of Directors as they properly come before the meeting. No other matters actually were presented at the meeting.
For	Against	Abstain	Broker Non-Vote
15,770,583	18,005,482	--	--

Item 5.  Other Information

None.

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

3.2(b)	Amendment to Restated By-Laws adopted on the Effective Date. (Incorporated by reference to Exhibit 3.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002)
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

4.2 (c)	Purchase Agreement, dated as of January 15, 2004 among Vail Resorts, Inc., the guarantors named on Schedule I thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC.	23
4.2 (d)	Supplemental Purchase Agreement, dated as of January 22, 2004 among Vail Resorts, Inc., the guarantors named thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC.	67
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

4.3(c)

Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. dated as of February 2, 4004.)

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

4.4(c)	Form of Global Note (Included in Exhibit 4.4(c) by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. dated as of February 2, 4004.)
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

4.5(c)	Registration Rights Agreement dated as of January 29, 2004 among Vail Resorts, Inc., the guarantors signatory thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC.	75
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

4.6(i)	Sixth Supplemental Indenture, dated as of January 26, 2004 to the Indenture dated May 11, 1999 among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee.	101
4.6(j)	Fourth Supplemental Indenture, dated as of January 26, 2004, to the Indenture dated November 21, 2001, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee.	111
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

10.19(a)

Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of June 10, 2003. (Incorporated by reference to Exhibit 10.19 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2003.)

10.19(b)	First Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of October 2, 2003.	121
10.19(c)	Second Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of January 21, 2004.	140
10.19(d)	Agreement and Consent to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of January 28, 2004.	162
10.20	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320.)
10.21

Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2000.)

31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	20
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	22
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated November 13, 2003, regarding the Company's press release announcing the restatement of its historical financial statements.
The Company furnished a Current Report on Form 8-K, dated November 13, 2003, regarding the Company's press release announcing the Company's fiscal fourth quarter and fiscal year 2003 results.
The Company furnished a Current Report on Form 8-K, dated December 11, 2003, regarding the Company's press release announcing the Company's results for the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2004.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	March 15, 2004