Form 10-Q
period 2004-04-30
VAIL RESORTS INC
filed 2004-06-14
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended	April 30, 2004

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

As of June 7, 2004, 6,114,834 shares of Class A Common Stock and 29,186,818 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2004, July 31, 2003 and April 30, 2003		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2004 and 2003		F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2004 and 2003		F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2004 and 2003		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2004	2003	2003
			(as restated)
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 94,869	$ 18,940	$ 20,374
Receivables, net	29,455	49,748	31,710
Inventories, net	29,229	31,756	30,497
Other current assets	20,702	16,551	18,941
Total current assets	174,255	116,995	101,522
Property, plant and equipment, net (Note 6)	976,335	932,251	927,998
Real estate held for sale and investment	119,570	123,223	136,821
Goodwill, net	145,090	145,049	141,320
Other intangibles, net	86,164	88,412	80,823
Other assets	47,458	49,512	42,473
Total assets	$ 1,548,872	$ 1,455,442	$ 1,430,957

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 6)	$ 156,078	$ 152,039	$ 154,469
Long-term debt due within one year (Note 5)	14,227	27,931	27,074
Total current liabilities	170,305	179,970	181,543
Long-term debt (Note 5)	620,456	556,220	493,214
Other long-term liabilities	94,631	113,217	99,557
Deferred income taxes	93,234	78,808	99,929
Commitments and contingencies (Note 12)	--	--	--
Put options (Note 9)	3,520	1,822	198
Minority interest in net assets of consolidated subsidiaries	39,663	29,159	26,199
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 6,114,834, 7,439,834, and 7,439,834 shares issued and outstanding as of April 30, 2004, July 31, 2003, and April 30, 2003, respectively	61	74	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 29,186,818, 27,835,042, and 27,748,792 shares issued and outstanding as of April 30, 2004, July 31, 2003, and April 30, 2003, respectively	292	278	277
Additional paid-in capital	416,342	415,306	416,060
Deferred compensation	(762)	(198)	(554)
Retained earnings	111,130	80,786	114,460
Total stockholders' equity	527,063	496,246	530,317
Total liabilities and stockholders' equity	$ 1,548,872	$ 1,455,442	$ 1,430,957

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2004	2003
		(as restated)
Net revenue:
Mountain	$ 234,167	$ 210,841
Lodging	49,594	46,143
Real estate	4,165	11,888
Total net revenue	287,926	268,872
Operating expense:
Mountain	126,654	118,687
Lodging	38,267	34,070
Real estate (Note 12)	(8,578)	11,592
Depreciation and amortization	22,406	22,878
Loss on disposal of fixed assets, net	11	270
Total operating expense	178,760	187,497
Income from operations	109,166	81,375
Other income (expense):
Mountain equity investment income (loss), net	654	(74)
Lodging equity investment income (loss), net	570	(390)
Real estate equity investment income, net	486	881
Investment income	445	474
Interest expense, net	(10,664)	(12,767)
Loss on put options, net (Note 9)	(433)	--
Other income, net	1	--
Minority interest in income of consolidated subsidiaries, net	(4,178)	(2,577)
Income before provision for income taxes	96,047	66,922
Provision for income taxes	(33,562)	(33,386)
Net income	$ 62,485	$ 33,536

Per share amounts (Note 4):
Basic net income per share	$ 1.77	$ 0.95
Diluted net income per share	$ 1.77	$ 0.95

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine months ended
	April 30,
	2004	2003
		(as restated)
Net revenue:
Mountain	$ 469,614	$ 432,855
Lodging	130,618	122,356
Real estate	38,553	75,434
Total net revenue	638,785	630,645
Operating expense:
Mountain	315,430	306,848
Lodging	117,151	111,345
Real estate (Note 12)	9,610	61,431
Gain on transfer of property, net (Note 15)	(2,147)	--
Depreciation and amortization	65,340	62,642
Asset impairment charge (Note 3)	933	--
Mold remediation charge (Note 13)	5,500	--
Loss on disposal of fixed assets, net	1,567	289
Total operating expense	513,384	542,555
Income from operations	125,401	88,090
Other income (expense):
Mountain equity investment income, net	1,222	1,467
Lodging equity investment loss, net	(2,384)	(3,671)
Real estate equity investment income, net	692	4,721
Investment income	1,338	1,084
Interest expense, net	(36,930)	(37,481)
Loss on extinguishment of debt (Note 5)	(36,195)	--
Gain (loss) on put options, net (Note 9)	(1,739)	1,371
Other income (expense), net	(9)	20
Minority interest in income of consolidated subsidiaries, net	(6,181)	(2,896)
Income before provision for income taxes	45,215	52,705
Provision for income taxes	(14,871)	(27,559)
Net income	$ 30,344	$ 25,146

Per share amounts (Note 4):
Basic net income per share	$ 0.86	$ 0.71
Diluted net income per share	$ 0.86	$ 0.71

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30,
	2004	2003
Net cash provided by operating activities	$ 180,577	$ 185,819
Cash flows from investing activities:
Capital expenditures	(48,061)	(76,230)
Investments in real estate	(11,590)	(35,455)
Other investing activities, net	3,167	5,209
Net cash used in investing activities	(56,484)	(106,476)
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	390,000	--
Proceeds from borrowings under other long-term debt	170,402	216,050
Payments of 8.75% Notes	(348,753)	--
Payments of other long-term debt	(234,559)	(300,139)
Payment of tender premium	(22,690)	--
Other financing activities, net	(6,992)	(845)
Net cash used in financing activities	(52,592)	(84,934)
Net increase (decrease) in cash and cash equivalents	71,501	(5,591)
Net increase in cash due to adoption of FIN No. 46R	4,428	--
Cash and cash equivalents:
Beginning of period	18,940	25,965
End of period	$ 94,869	$ 20,374

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. The Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. In addition to the ski resorts, the Company owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club in Wyoming. The Company also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company holds a majority interest in RockResorts International LLC ("RockResorts"), a luxury hotel management company. The Company also holds a 51.9% interest in SSI Venture LLC ("SSV"), a retail/rental company. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities (see Note 7, Investments in Affiliates and Note 8, Variable Interest Entities).

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

The total impact of the restatement and prior period adjustments (in thousands) included in this filing as compared to the financial statements previously reported in the Company's Form 10-Q for the three and nine months ended April 30, 2003 is summarized below (only line items that were impacted are presented):

Balance Sheet:	As of April 30, 2003
	Previously	As	Percent
	Reported	Restated	Change

Other current assets	$ 18,998	$ 18,941	(0.3)%
Total current assets	101,579	101,522	(0.1) %

Property, plant and equipment, net	932,936	927,998	(0.5)%
Other assets	37,657	42,473	12.8%

Total assets	$ 1,431,136	$ 1,430,957	0.0%

Accounts payable and accrued expenses	$ 151,124	$ 154,469	2.2%
Total current liabilities	178,198	181,543	1.9%

Other long-term liabilities	94,769	99,557	5.1%
Deferred income taxes	102,638	99,929	(2.7)%

Retained earnings	120,061	114,460	(4.7)%

Total stockholders' equity	535,920	530,317	(1.0)%

Total liabilities and stockholders' equity	$ 1,431,136	$ 1,430,957	0.0%

Statement of Operations:	Three Months Ended			Nine months ended
	April 30, 2003			April 30, 2003
	Previously	As	Percent	Previously	As	Percent
	Reported	Restated	Change	Reported	Restated	Change
Mountain revenue, net	$ 211,710	$ 210,841	(0.4)%	$ 435,313	432,855	(0.6)%
Lodging revenue, net	45,519	46,143	1.4%	120,558	122,356	1.5%
Real estate revenue, net	11,888	11,888	0.0%	73,886	75,434	2.1%
Total net revenue	269,117	268,872	(0.1)%	629,737	630,645	0.1%

Mountain operating expense	118,450	118,687	0.2%	307,737	306,848	(0.3)%
Lodging operating expense	33,521	34,070	1.6%	109,456	111,345	1.7%
Real estate operating expense	11,567	11,592	0.2%	61,371	61,431	0.1%
Depreciation and amortization	20,785	22,878	10.1%	58,656	62,642	6.8%
Total operating expense	184,323	187,497	1.7%	537,220	542,555	1.0%

Income from operations	84,794	81,375	(4.0)%	92,517	88,090	(4.8)%

Mountain equity investment income (loss), net	31	(74)	(338.7)%	1,254	1,467	17.0%
Lodging equity investment loss, net	(373)	(390)	4.6%	(3,705)	(3,671)	(1.0)%
Investment income	474	474	0.0%	879	1,084	23.3%
Interest expense, net	(12,867)	(12,767)	(0.8)%	(37,613)	(37,481)	(0.4)%
Minority interest in income of consolidated subsidiaries, net	(2,577)	(2,577)	0.0%	(2,615)	(2,896)	10.8%

Income before provision for income taxes	70,092	66,922	(4.5)%	56,540	52,705	(6.8)%

Provision for income taxes	(34,600)	(33,386)	(3.5)%	(29,056)	(27,559)	(5.2)%

Net income	$ 35,492	$ 33,536	(5.5)%	$ 27,484	$ 25,146	(8.5)%

3.  Summary of Significant Accounting Policies

Principles of Consolidation--The accompanying Condensed Consolidated Financial Statements as of July 31, 2003 and April 30, 2003 include the accounts of the Company and its majority-owned subsidiaries. The Condensed Consolidated Financial Statements as of April 30, 2004 include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. Investments in which the Company does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Financial Statements as of and for the three and nine months ended April 30, 2003 and as of July 31, 2003 to conform to the current period presentation.

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. During the three months ended January 31, 2004, the Company abandoned development of certain projects related to a proposed gondola and a maintenance facility. As a result, the Company recognized an impairment loss related to these projects of $933,000 during the three months ended January 31, 2004.

Stock Compensation-- At April 30, 2004, the Company had four stock-based compensation plans. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
Net income
As reported	$ 62,485	$ 33,536	$ 30,344	$ 25,146
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(185)	(368)	(356)	(1,198)
Pro forma	$ 62,300	$ 33,168	$ 29,988	$ 23,948

Basic net income per common share
As reported	$ 1.77	$ 0.95	$ 0.86	$ 0.71
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0.01)	(0.01)	(0.01)	(0.03)
Pro forma	$ 1.76	$ 0.94	$ 0.85	$ 0.68

Diluted net income per common share
As reported	$ 1.77	$ 0.95	$ 0.86	$ 0.71
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0.01)	(0.01)	(0.01)	(0.03)
Pro forma	$ 1.76	$ 0.94	$ 0.85	$ 0.68

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

In December 2003, the FASB published a revision to FIN No. 46, FIN No. 46R, to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under FIN No. 46R, application is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of VIEs is required in financial statements no later than for periods ending after March 15, 2004. The Company has completed its implementation of FIN No. 46R, and, as of November 1, 2003 and February 1, 2004, the Company has consolidated certain entities that it previously had accounted for under the equity method (see Note 8, Variable Interest Entities).

4.  Net Income Per Common Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three and nine months ended April 30, 2004 and 2003.

	Three Months Ended April 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
			(as restated)
	(In thousands, except per share amounts)
Net income per common share:
Net income	$ 62,485	$ 62,485	$ 33,536	$ 33,536

Weighted-average shares outstanding	35,294	35,294	35,188	35,188
Effect of dilutive securities	--	77	--	5
Total shares	35,294	35,371	35,188	35,193

Net income per common share	$ 1.77	$ 1.77	$ 0.95	$ 0.95

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 2.5 million and 2.4 million for the three months ended April 30, 2004 and 2003, respectively. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective periods.

	Nine months ended April 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
			(as restated)
	(In thousands, except per share amounts)
Net income per common share:
Net income	$ 30,344	$ 30,344	$ 25,146	$ 25,146

Weighted-average shares outstanding	35,287	35,287	35,180	35,180
Effect of dilutive securities	--	58	--	26
Total shares	35,287	35,345	35,180	35,206

Net income per common share	$ 0.86	$ 0.86	$ 0.71	$ 0.71

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 2.5 million and 2.2 million for the nine months ended April 30, 2004 and 2003, respectively. The shares were anti-dilutive because their exercise price was greater than the average share price during the respective periods.

5.  Long-Term Debt

Long-term debt as of April 30, 2004, July 31, 2003 and April 30, 2003 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (a)	2004	2003	2003

Industrial Development Bonds	2007-2020	$ 61,700	$ 61,700	$ 61,700
Credit Facility Revolver	2007	--	12,000	66,000
Credit Facility Term Loan (b)	2011	99,000	99,750	--
SSV Credit Facility	2006	10,857	22,110	7,550
Senior Subordinated Notes (c)	2009-2014	401,247	360,000	360,000
Discount on Senior Subordinated Notes (c)		(176)	(6,142)	(6,337)
Employee Housing Bonds (d)	2027-2039	52,575	--	--
Olympus Note (e)	2004	--	25,000	25,000
Discount on Olympus Note (e)		--	(656)	(1,136)
Other	2006-2029	9,480	10,389	7,511
		634,683	584,151	520,288
Less: Current Maturities (f)		14,227	27,931	27,074
		$ 620,456	$ 556,220	$ 493,214

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)

In January 2004, the Company amended its existing $100 million term loan under its bank credit facility. The amendment extended the maturity date from December 2008 to December 2010 and reduced the applicable interest rate margin. In addition, the amendment provides that the term loan may be increased on a one-time basis by up to $60 million.

(c)

In January 2004, the Company completed an offering for $390 million of Senior Subordinated Notes (the "6.75% Notes"), the proceeds of which were used to purchase the outstanding $360 million principal amount Senior Subordinated Notes due 2009 (the "8.75% Notes") and pay related premiums, fees and expenses. The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15, beginning August 15, 2004. The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the 6.75% Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (See Note 16, Guarantor and Non-Guarantor Subsidiaries). The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of Vail Resorts, Inc. and its Restricted Subsidiaries (as defined in the Indenture) to a) borrow money or sell preferred stock, b) create liens, c) pay dividends on or redeem or repurchase stock, d) make certain types of investments, e) sell stock in the Restricted Subsidiaries, f) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, g) enter into transactions with affiliates, h) issue guarantees of debt and i) sell assets or merge with other companies. In June 2004, the Company completed an exchange offer for the 6.75% Notes and the guarantees for a new issue of substantially identical debt securities and guarantees registered under the Securities Act.

In January 2004, the Company offered to purchase the 8.75% Notes for total consideration of $1,065.06 per $1,000 principal amount of 8.75% Notes. Of the outstanding 8.75% Notes, $348.8 million, or approximately 96.9%, were tendered. The Indentures for the 8.75% Notes remaining outstanding subsequent to the tender were amended to eliminate substantially all of the restrictive covenants. Subsequent to the end of the third quarter, in May 2004, the Company called all of the 8.75% Notes remaining outstanding for a call price of 104.375% of the principal balance; as a result, the 8.75% Notes were completely defeased in May 2004. As of April 30, 2004 the Company had transferred $11.2 million into a blocked account to fund the call of the 8.75% Notes remaining outstanding. A loss on extinguishment of debt in the amount of $36.2 million was recorded in connection with the tender transaction, and the Company expects to record an additional $900,000 loss on extinguishment in the fourth quarter related to the redemption.

(d)

As of November 1, 2003, the Company began consolidating four entities, Breckenridge Terrace, LLC ("Breckenridge Terrace"), The Tarnes at BC, LLC ("Tarnes"), BC Housing, LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot"), which had previously been accounted for under the equity method (see Note 8, Variable Interest Entities). As a result, the outstanding indebtedness of the entities (collectively, the "Employee Housing Bonds") has been recorded on the Company's Consolidated Condensed Balance Sheet as of April 30, 2004. The Employee Housing Bonds consist of interest-only bonds with interest rates tied to LIBOR plus a margin, the proceeds of which were used to construct employee housing facilities owned by each entity. Interest on the Employee Housing Bonds is paid monthly in arrears, and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each entity's bonds were issued in two tranches. The Tranche B bonds for all of the Employee Housing Entities except Breckenridge Terrace are credit-enhanced by letters of credit issued by an unrelated third party banking institution which was granted a security interest in the assets of the entities in respect of the letters of credit. The chart below presents the principal amounts outstanding for the Employee Housing Bonds by entity as of April 30, 2004 (in thousands):

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

(f)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2004 are as follows (in thousands):

Fiscal 2004	$ 11,748
Fiscal 2005	3,159
Fiscal 2006	11,305
Fiscal 2007	5,467
Fiscal 2008	1,366
Thereafter	601,638
Total debt	$634,683

6.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	April 30,	July 31,	April 30,
	2004	2003	2003
			(as restated)
Land and land improvements	$ 240,491	$ 239,185	$ 235,092
Buildings and terminals	618,511	545,927	484,275
Machinery and equipment	387,643	355,287	287,229
Automobiles and trucks	22,043	21,550	20,142
Furniture and fixtures	115,267	105,687	155,983
Construction in progress	10,556	15,597	82,329
	1,394,511	1,283,233	1,265,050
Accumulated depreciation	(418,176)	(350,982)	(337,052)
Property, plant and equipment, net	$ 976,335	$ 932,251	$ 927,998

The composition of accounts payable and accrued expenses follows:

	April 30,	July 31,	April 30,
	2004	2003	2003
			(as restated)
Trade payables	$ 53,306	$ 53,921	$ 54,205
Deferred revenue	13,149	18,036	16,760
Deposits	14,636	13,292	11,545
Accrued salaries, wages and deferred compensation	16,662	19,526	20,480
Accrued benefits	23,320	19,592	19,934
Accrued interest	8,189	7,798	16,497
Accrued property taxes	4,296	7,314	5,813
Accrued mold remediation costs	7,000	--	--
Other accruals	15,520	12,560	9,235
Total accounts payable and accrued expenses	$ 156,078	$ 152,039	$ 154,469

7.  Investments in Affiliates

The Company's ownership interests in BC Housing, Tarnes, Tenderfoot, Breckenridge Terrace (collectively, the "Employee Housing Entities"), Avon Partners II, LLC ("APII") and FFT Investment Partners ("FFT") were formerly accounted for under the equity method. In connection with the Company's implementation of FIN No. 46R, the Company determined it is the primary beneficiary of these six entities, which are VIEs, and therefore has included them in its Consolidated Condensed Financial Statements (see Note 8, Variable Interest Entities).

In December 2003, Keystone/Intrawest LLC ("KRED") distributed a majority of its assets to its members. The Company received a non-cash distribution of $25.6 million (net of assumed liabilities of $14.0 million) under the plan. The Company primarily received various parcels of developable land and approximately 91,000 square feet of commercial space in the distribution. There was no significant gain or loss recorded upon distribution. The Company's investment in KRED as recorded in the accompanying balance sheets was $7.2 million, $32.7 million and $34.4 million as of April 30, 2004, July 31, 2003 and April 30, 2003, respectively. Condensed financial data for KRED is presented below for the three and nine months ended March 31, 2004 and 2003 (in thousands).

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
Net revenue	$ 3,543	$ 13,933	$ 14,193	$ 16,193
Operating income	94	(192)	(261)	(155)
Net income (loss)	(19)	77	(535)	(417)

8.  Variable Interest Entities

The Company has determined that it is the primary beneficiary of the Employee Housing Entities, which are VIEs, and has consolidated them in its Consolidated Condensed Financial Statements as of November 1, 2003. In accordance with the guidance in FIN No. 46(R), prior periods were not restated. As a group, as of April 30, 2004, the Employee Housing Entities had total assets of $48.6 million and total debt of $52.8 million. All of the Employee Housing Entities' assets serve as collateral for their Tranche B obligations. The Company's exposure to loss as a result of its involvement with the Employee Housing Entities is limited to the Company's initial equity investments of $2,000, $38.3 million letters of credit related to the Tranche A interest-only taxable bonds and a $5.1 million letter of credit related to the Breckenride Terrace Tranche B Housing Bonds. The Company also guarantees debt service on $5.9 million of Tranche B Housing Bonds which expire June 1, 2005. The letters of credit would be triggered in the event that one of the entities defaults on required Tranche A payments. The guarantees on the Tranche B bonds would be triggered in the event that one of the entities defaults on required Tranche B debt service payments. Neither the letters of credit nor the guarantees have default provisions. There was no impact to net income (loss) of the Company as a result of the initial consolidation of the Employee Housing Entities.

The Company has determined that it is the primary beneficiary of APII, which is a VIE , and has consolidated the entity as of February 1, 2004. In accordance with the guidance in FIN No. 46(R), prior periods were not restated. APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters. APII had total assets of $4.2 million and no debt as of April 30, 2004. The Company's maximum exposure to loss as a result of its involvement with APII is limited to its initial equity investment of $2.5 million. There was no impact to the net income of the Company as a result of the initial consolidation of APII.

The Company has determined that it is the primary beneficiary of FFT, which is a VIE, and has consolidated the entity as of February 1, 2004. In accordance with the guidance in FIN No. 46(R), prior periods were not restated. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.5 million and no debt as of April 30, 2004. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million. There was no impact to the net income of the Company as a result of the initial consolidation of FFT.

The Company has determined that it has a significant variable interest in but is not the primary beneficiary of Bachelor Gulch Resort LLC ("BG Resort"), which is a VIE. Accordingly, the Company continues to apply the equity method of accounting to this entity. The Company has a 49% ownership interest in BG Resort. BG Resort constructed and owns The Ritz-Carlton, Bachelor Gulch. BG Resort had total assets of approximately $95 million and total liabilities of approximately $77 million as of December 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its equity contribution of $6.7 million and $4.5 million in long-term loans extended to the entity.

The Company, through RockResorts LLC ("RockResorts"), manages the operations of several entities that own hotels in which the Company has no ownership interest. These entities were formed to acquire, own, operate and realize the value primarily in resort hotel properties. RockResorts has managed the day-to-day operations of the hotel properties since November 2001. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. The VIEs had total assets of approximately $140.3 million and total liabilities of approximately $105.9 million as of December 31, 2003. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to an intangible asset recorded upon the acquisition of the management agreements in the amount of $7.1 million at April 30, 2004.

9. Put Options

The Company recorded a loss on put options of $433,000 and $1.7 million for the three and nine months ended April 30, 2004, respectively. The Company recorded a gain on put options of $1.4 million for the nine months ended April 30, 2003. The gain or loss on put options consists of changes in the fair market values of the put liabilities associated with RockResorts, RTP, LLC ("RTP") and SSV, as discussed in more detail below.

The Company recorded a loss of $147,000 representing an increase in fair value of the RockResorts put option during the three and nine months ended April 30, 2004. The Company recorded a gain of $1.4 million for the nine months ended April 30, 2003, representing a decrease in the fair value of the RockResorts put option.

The Company recorded a gain of $63,000 and $199,000 representing a decrease in fair value of the RTP put option during the three and nine months ended April 30, 2004, respectively. The Company did not record any gain or loss related to the option during the three and nine months ended April 30, 2003. In January 2004, the minority shareholder in RTP exercised a portion of its put option for approximately 2.2% of the minority shareholder's total 49% ownership interest, for a put price of approximately $126,000. As a result, the Company now holds a 52.1% ownership interest in RTP.

The Company recorded a loss of $349,000 and $1.8 million for the three and nine months ended April 30, 2004, respectively, representing the increase in fair value of the SSV put option during those periods. The Company did not record any gain or loss related to the option during the three and nine months ended April 30, 2003. In November 2003, the Company and GSSI LLC, the minority shareholder in SSV, agreed to extend the put option that had been eligible to be exercised during the period between November 1, 2003 and November 10, 2003 to the same period in 2004.

10.  Income Taxes

The Company calculates its interim income tax provision by projecting pre-tax book income (loss) for the full fiscal year, computing the income tax thereon, and applying the effective tax rate thus derived to its interim results. Except for discrete period events, to the extent the Company makes revisions to its expected annual results and the tax effects thereon, the Company adjusts its income tax provision on a cumulative basis. Primarily as a result of revisions to the expected annual results of the Company, the Company has recorded a tax provision for the quarter of $33.6 million (an effective tax rate for the quarter of 35%). Assuming no further revisions to the expected annual results for the remainder of the fiscal year, the Company expects that its income tax provision for the full year will result in an effective tax rate of approximately 33%.

11. Related Party Transactions

In connection with the employment of Jeffrey W. Jones as Senior Vice President and Chief Financial Officer of the Company, the Company agreed to invest up to $650,000, but not to exceed 50% of the purchase price, for the purchase of a residence for Mr. Jones and his family in Eagle County, Colorado. In September 2003, VRDC contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence. Upon the resale of the residence, or within approximately 18 months of the termination of Mr. Jones' employment with the Company, whichever is earlier, the Company is entitled to receive its proportionate share of the resale price of the residence, less certain deductions. Mr. Jones was appointed Senior Vice President and Chief Financial Officer of the Company in November 2003 and his employment contract was amended accordingly to reflect his change in position.

In February 2001, the Company invested in the purchase of a primary residence in the Vail Valley for Martin White, former Senior Vice President of marketing for the Company. The Company contributed $600,000 towards the purchase price of the residence and thereby obtained an approximate 37.5% undivided ownership interest in such residence. In July 2003, the Company terminated Mr. White's employment. In June 2004, Mr. White's former residence was sold for $1,835,000. The net proceeds to the Company for its 37.5% ownership interest was approximately $644,000.

12.  Commitments and Contingencies

Metropolitan Districts

In March 2004, Bachelor Gulch Metropolitan District ("BGMD") successfully completed its general obligation bond offering. The proceeds of the bond offering, along with contributions from Bachelor Gulch Village Association ("BGVA") and Smith Creek Metropolitan District ("SCMD"), were used to retire the $26.9 million outstanding SCMD bonds. As a result of this transaction, the $28.5 million letters of credit supporting the SCMD bonds issued against the Company's bank credit facility were released. In addition, the Company no longer has an obligation to pay capital improvement fees to BGMD as a result of the defeasance of the SCMD bonds. Accordingly, as the Company has no ongoing obligations to provide any funding or guarantees, or make payments to these entities, the Company relieved the $15.1 million liability previously recorded for the capital improvement fees as a reduction to Real Estate segment operating expense.

The Company credit-enhances $12.0 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through a $12.1 million letter of credit issued against the Company's bank credit facility. The Company has recorded a liability, primarily within "Other long-term liabilities", for the present value of the estimated future capital improvement fees it will be required to make under its agreements with Red Sky Ranch Metro District ("RSRMD"). The Company recorded a liability of $1.9 million at April 30, 2004, July 31, 2003 and April 30, 2003 with respect to the estimated present value of future RSRMD capital improvement fees.

Guarantees

As of April 30, 2004, the Company had various other letters of credit outstanding in the amount of $58.5 million, consisting primarily of construction performance guarantees, a $4.2 million letter of credit issued in support of SSV's credit facility and $43.4 million in support of the Employee Housing Entities.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN No. 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers and indemnities related to the Company's use of public lands. The duration of these indemnities generally is indefinite. In addition, the Company indemnifies BG Resort's lenders, partners and hotel operator against losses, damages, expenses or claims that may arise under any hazardous materials law related to the land contributed by the Company to BG Resort. These indemnifications generally do not limit the future payments the Company could be obligated to make. The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. As of April 30, 2004, the Company has recorded a liability related to the airline guarantees of $2.5 million. The Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying financial statements, either because the Company has recorded on its balance sheet the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN No. 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. All of these indemnification agreements were in effect prior to January 1, 2003 and therefore the Company does not have a liability recorded for these agreements as of April 30, 2004.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying balance sheets, to complete or fund certain improvements with respect to its Red Sky Ranch and Arrowhead developments; the Company has estimated such costs to be less than $2.0 million, and anticipates completion within the next five years.

The Company has agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA") and Beaver Creek Resort Company ("BCRC"). In connection with these agreements, BGVA has deposited $5 million, BCRC has deposited $4 million, and the Company has deposited $1 million into an escrow account to be used by the Company to fund the construction of the chairlifts. In connection with the notices, the Company has executed a third-party contract for the purchase and installation of the chairlifts and has commenced construction of the chairlifts. The estimated net total cost to the Company to complete the lifts and related infrastructure is $5.3 million. As of April 30, 2004, the Company has incurred net cash outlays of $300,000 in connection with the lift construction and has recorded a liability of $5.1 million related to the lift construction.

The Company has agreed to purchase, upon notification of the issuance of a certificate of occupancy, approximately 10,500 square feet of commercial space in Avon, Colorado. The Company expects to receive such notification during fiscal 2004. The Company has agreed to build a skier access bridge for the 2004/05 ski season in relation to a proposed real estate development at Vail's Lionshead Village. In addition, the Company is required to complete certain other improvements to assets owned by the Company, which are expected to be completed within the next 12 to 18 months. At April 30, 2004, the estimated total cost to the Company to complete these projects is approximately $10.8 million. The Company will record a liability for these items when triggering events occur which contractually commit the Company.

Self Insurance

The Company is self-insured for medical and worker's compensation under a stop loss arrangement. The self-insurance liability related to worker's compensation is determined actuarially based on claims filed. The self-insurance liability related to medical claims is calculated as a percentage of total labor expense and is adjusted based on internal and external analysis and projections. The amounts related to these claims are included as a component of accounts payable and accrued expenses (see Note 6, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. Although the ultimate outcome of such matters cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

In October 2003, the Company and the United States of America, on behalf of the Environmental Protection Agency Region VIII ("EPA"), entered into a Consent Decree to settle the alleged violation of the Clean Water Act in 1999 by the Company in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at the Vail ski area.

The Consent Decree (along with the Amended and Restated Restoration Plan, which is part of the Consent Decree) was lodged on October 17, 2003, with the U.S. District Court for the District of Colorado in Denver. The Court approved and entered the Consent Decree in June 2004. Under the terms of the Consent Decree, the Company has agreed to pay a civil fine of $80,100 for the alleged wetland violation and has agreed to certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other non-compliance with the Consent Decree. The Consent Decree constitutes a full and final settlement of the United States' claims against the Company regarding the matter.

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

The complaints alleged negligence on the part of each defendant and sought damages, including punitive damages. The two cases were consolidated and tried from mid-November to mid-December 2003. On December 16, 2003, the jury rendered a total verdict of $17.5 million in compensatory damages in both cases. No punitive damages were awarded in either case against any defendants. SRL&S (formally known as JHL&S LLC), a 51% subsidiary of the Company, was found by the jury to be 47.5% responsible for the damages, for a total of approximately $8.3 million. Two local Jackson Hole area contractors not party to the trial were found to be collectively 52.5% responsible. The jury rendered a verdict in favor of all of the Company's other subsidiaries who were defendants in the case. On March 9, 2004, the court ruled in favor of the Company's motion that JHL&S LLC is not, as a matter of law, vicariously liable for the 52.5% of the verdicts for which the jury found the third party contractors to be responsible. Subsequently, plantiffs' filed a motion for reconsideration of the ruling; that motion is pending. The ruling, if appealed by plaintiffs, would take considerable time to resolve. All amounts awarded by the jury are fully insured under the Company's insurance policies; accordingly, the Company has not recorded any loss reserves for the jury's verdict.

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

In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs. In November 2003, the SEC issued an additional subpoena to the Company to produce documents related primarily to the restated items included in the Company's Form 10-K for the year ended July 31, 2003. In April 2004, the SEC issued another subpoena to the Company and made voluntary requests to the Company to provide documents and information primarily related to further information on prior requests, as well as other items. The Company is fully cooperating with the SEC in its investigation.

13. Mold Remediation

The Company is aware of water intrusion and condensation problems causing mold damage in the employee housing facility owned by Breckenridge Terrace. As a result, the facility was not available for occupancy for the 2003/04 ski season. Forensic analysis of the mold situation has been completed on a preliminary basis and Breckenridge Terrace is evaluating the appropriate repair, remediation and other actions that may be necessary in the future. Breckenridge Terrace has accrued $7.0 million, in current liabilities, for estimated costs associated with this mold remediation obligation as such costs are deemed probable and reasonably estimable. $5.5 million of the total $7.0 million estimated costs was recorded as a charge to operating income and the remaining $1.5 million has been recorded as construction in progress as the recorded liability includes costs associated with the improvement to the design and safety of the facilities as compared with the condition of the facilities when originally constructed. Recoveries, if any, of any portion of the mold remediation liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when their receipt is deemed probable. As the remediation progresses, it is possible that these estimates may change significantly.

14. Workforce Reduction

In October 2002, the Company's president, Andy Daly, ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2003 in relation to Mr. Daly's severance agreement. The final cash portion of Mr. Daly's severance benefits was paid in the Company's second quarter of fiscal 2004.

In July 2003, the Company announced the restructuring of its sales and marketing focus and organization. The workforce reduction included the termination of three employees effective July 31, 2003 resulting in severance expense of approximately $505,000 including an incremental amount of associated benefits burden. As of April 30, 2004, approximately $474,000 of the severance had been paid, leaving approximately $31,000 of the severance liability on the Company's Consolidated Condensed Balance Sheet. The Company will pay the full amount of the severance during fiscal 2004.

15. Non-Cash Deferred Compensation

Pursuant to agreements with Adam Aron, the Company's Chief Executive Officer and Chairman of the Company's board of directors, and James Thompson, President of VRDC, the following transactions were consummated in the three and nine months ended April 30, 2004.

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

The compensation expense related to the above transactions was recorded by the Company in previous fiscal years.

16.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 8.75% Notes due 2009 and the 6.75% Notes due 2014 (see Note 5, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., Timber Trail, Inc., RTP, RT Partners, Inc., SSV, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). Under the 6.75% Notes, Larkspur Restaurant & Bar, LLC ("Larkspur") is also a Non-Guarantor Subsidiary. APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated condensed financial information, but are not considered subsidiaries under the indentures governing the 8.75% Notes or the 6.75% Notes.

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur, RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of April 30, 2004, July 31, 2003 and April 30, 2003. Statement of operations and statement of cash flows data are presented for the nine months ended April 30, 2004 and 2003.

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2004
(in thousands of dollars)

			Other Guarantors
	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 89,108	$ (26)	$ 15	$ 289	$ 5,483	$ --	$ 94,869
Receivables, net	3,091	22,459	216	--	107	3,582	--	29,455
Inventories, net	--	6,967	99	--	135	22,028	--	29,229
Other current assets	10,809	8,102	147	54	5	1,585	--	20,702
Total current assets	13,900	126,636	436	69	536	32,678	--	174,255
Property, plant and equipment, net	--	879,967	27,965	40	602	67,761	--	976,335
Real estate held for sale and investment	--	113,152	--	900	--	5,518	--	119,570
Other assets	7,049	29,900	11	--	--	10,498	--	47,458
Other intangibles, net	--	57,351	1,960	11,113	--	16,748	--	86,164
Goodwill, net	--	125,851	--	531	--	17,700	--	145,090
Investments in subsidiaries and advances to (from) parent	918,221	5,898	(19,340)	(1,734)	27	32	(903,104)	--
Total assets	$ 939,170	$ 1,338,755	$ 11,032	$ 10,919	$ 1,165	$ 150,935	$ (903,104)	$ 1,548,872

Current liabilities:
Accounts payable and accrued expenses	$ 10,619	$ 120,074	$ 1,464	$ 1,438	$ 473	$ 22,010	$ --	$ 156,078
Long-term debt due within one year	11,073	1,545	--	--	--	1,609	--	14,227
Total current liabilities	21,692	121,619	1,464	1,438	473	23,619	--	170,305
Long-term debt	390,000	160,442	--	--	--	70,014	--	620,456
Other long-term liabilities	415	93,879	--	83	--	254	--	94,631
Deferred income taxes	--	91,480	--	1,125	--	629	--	93,234
Put option	--	3,520	--	--	--	--	--	3,520
Minority interest in net assets of consolidated subsidiaries	--	--	4,688	3,231	100	31,644	--	39,663
Total stockholders' equity	527,063	867,815	4,880	5,042	592	24,775	(903,104)	527,063
Total liabilities and stockholders' equity	$ 939,170	$ 1,338,755	$ 11,032	$ 10,919	$ 1,165	$ 150,935	$ (903,104)	$ 1,548,872

Larkspur is a Guarantor Subsidiary under the 8.75% Notes, but is a Non-Guarantor Subsidiary under the 6.75% Notes.

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2003
(in thousands of dollars)

			Other Guarantors
	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 16,566	$ 399	$ --	$ 117	$ 1,858	$ --	$ 18,940
Receivables, net	--	45,110	542	352	56	3,688	--	49,748
Inventories, net	--	8,077	77	--	145	23,457	--	31,756
Other current assets	10,442	4,777	91	--	3	1,238	--	16,551
Total current assets	10,442	74,530	1,109	352	321	30,241	--	116,995
Property, plant and equipment, net	--	882,412	29,012	99	697	20,031	--	932,251
Real estate held for sale and investment	--	111,663	--	900	--	10,660	--	123,223
Other assets	8,186	33,132	9	--	--	8,185	--	49,512
Goodwill, net	--	125,810	1,960	531	--	16,748	--	145,049
Other intangibles, net	--	61,077	--	9,148	--	18,187	--	88,412
Investments in subsidiaries and advances to (from) parent	844,564	(5,915)	(19,189)	(609)	(137)	(16,271)	(802,443)	--
Total assets	$ 863,192	$ 1,282,709	$ 12,901	$ 10,421	$ 881	$ 87,781	$ (802,443)	$ 1,455,442

Current liabilities:
Accounts payable and accrued expenses	$ 12,459	$ 121,866	$ 1,491	$ 31	$ 184	$ 16,008	$ --	$ 152,039
Long-term debt due within one year	--	26,659	--	--	--	1,272	--	27,931
Total current liabilities	12,459	148,525	1,491	31	184	17,280	--	179,970
Long-term debt	353,858	174,484	--	--	--	27,878	--	556,220
Other long-term liabilities	629	112,161	--	107	--	320	--	113,217
Deferred income taxes	--	78,055	--	--	--	753	--	78,808
Put options	--	1,822	--	--	--	--	--	1,822
Minority interest in net assets of consolidated subsidiaries	--	386	5,591	3,191	100	19,891	--	29,159
Total stockholders' equity	496,246	767,276	5,819	7,092	597	21,659	(802,443)	496,246
Total liabilities and stockholders' equity	$ 863,192	$ 1,282,709	$ 12,901	$ 10,421	$ 881	$ 87,781	$ (802,443)	$ 1,455,442

Larkspur is a Guarantor Subsidiary under the 8.75% Notes, but is a Non-Guarantor Subsidiary under the 6.75% Notes.

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2003
(as restated)
(in thousands of dollars)

			Other Guarantors
	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 18,282	$ 95	$ --	$ 42	$ 1,955	$ --	$ 20,374
Receivables, net	--	28,295	516	243	69	2,587	--	31,710
Inventories, net	--	8,706	75	--	124	21,592	--	30,497
Other current assets	10,434	7,012	108	256	4	1,127	--	18,941
Total current assets	10,434	62,295	794	499	239	27,261	--	101,522
Property, plant and equipment, net	--	880,507	29,208	385	736	17,162	--	927,998
Real estate held for sale and investment	--	122,065	--	900	---	13,856	--	136,821
Other assets	8,431	33,126	9	--	--	907	--	42,473
Goodwill, net	--	121,238	1,960	1,655	--	16,467	--	141,320
Other intangibles, net	--	68,456	--	9,841	--	2,526	--	80,823
Investments in subsidiaries and advances to (from) parent	883,107	(6,217)	(17,630)	(745)	(234)	(16,449)	(841,832)	--
Total assets	$ 901,972	$ 1,281,470	$ 14,341	$ 12,535	$ 741	$ 61,730	$ (841,832)	$ 1,430,957

Current liabilities:
Accounts payable and accrued expenses	$ 17,363	$ 120,874	$ 1,496	$ 1,439	$ 165	$ 13,132	$ --	$ 154,260
Long-term debt due within one year	--	25,074	1,000	--	--	1,000	--	27,074
Total current liabilities	17,363	145,948	2,496	1,439	165	14,132	--	181,543
Long-term debt	353,663	133,001	--	--	--	6,550	--	493,214
Other long-term liabilities	629	98,813	--	115	--	--	--	99,557
Deferred income taxes	--	98,286	--	--	--	1,643	--	99,929
Put options	--	198	--	--	--	--	--	198
Minority interest in net assets of consolidated subsidiaries	--	--	5,804	--	100	20,295	--	26,199
Total stockholders' equity	530,317	805,224	6,041	10,981	476	19,110	(841,832)	530,317
Total liabilities and stockholders' equity	$ 901,972	$ 1,281,470	$ 14,341	$ 12,535	$ 741	$ 61,730	$ (841,832)	$ 1,430,957

Larkspur is a Guarantor Subsidiary under the 8.75% Notes, but is a Non-Guarantor Subsidiary under the 6.75% Notes.

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2004
(in thousands of dollars)

			Other Guarantors
	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$ 50	$ 477,166	$ 6,354	$ 4,007	$ 2,469	$ 141,510	$ 7,229	$ 638,785
Total operating expense	7,836	372,855	7,633	5,952	2,458	109,421	7,229	513,384
Income (loss) from operations	(7,786)	104,311	(1,279)	(1,945)	11	32,089	-	125,401
Other expense	(60,227)	(9,296)	(561)	-	(15)	(1,697)	-	(71,796)
Equity investment loss, net	-	(470)	-	-	-	-	-	(470)
Loss on put options, net	-	(1,739)	-	-	-	-	-	(1,739)
Minority interest in net (income) loss of consolidated subsidiaries, net	-	-	902	-	-	(7,083)	-	(6,181)
Income (loss) before income taxes	(68,013)	92,806	(938)	(1,945)	(4)	23,309	-	45,215
Benefit (provision) for income taxes	22,444	(31,498)	-	-	-	(5,817)	-	(14,871)
Net income (loss) before equity in income of consolidated subsidiaries	(45,569)	61,308	(938)	(1,945)	(4)	17,492	-	30,344
Equity in income of consolidated subsidiaries	75,913	14,603	-	-	-	-	(90,516)	-
Net income (loss)	$ 30,344	$ 75,911	$ (938)	$ (1,945)	$ (4)	$ 17,492	$ (90,516)	$ 30,344

Larkspur is a Guarantor Subsidiary under the 8.75% Notes, but is a Non-Guarantor Subsidiary under the 6.75% Notes.

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2003
(as restated)
(in thousands of dollars)

			Other Guarantors
	Parent Company	100% Onwed Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	$ -	$ 438,342	$ 5,651	$ 3,699	$ 2,305	$ 154,974	$ 25,674	$ 630,645
Total operating expense	11,121	363,377	7,954	4,572	2,584	127,273	25,674	542,555
Income (loss) from operations	(11,121)	74,965	(2,303)	(873)	(279)	27,701	-	88,090
Other income (expense)	(25,178)	(10,013)	(651)	-	(18)	(517)	-	(36,377)
Equity investment income, net	-	2,517	-	-	-	-	-	2,517
Gain on put options, net	-	1,371	-	-	-	-	-	1,371
Minority interest in income of consolidated subsidiaries, net	-	(1)	1,447	-	-	(4,342)	-	(2,896)
Income (loss) before income taxes	(36,299)	68,839	(1,507)	(873)	(297)	22,842	-	52,705
Benefit (provision) for income taxes	18,654	(37,009)	-	-	-	(9,204)	-	(27,559)
Net income (loss) before equity in income of consolidated subsidiaries	(17,645)	31,830	(1,507)	(873)	(297)	13,638	-	25,146
Equity in income of consolidated subsidiaries	42,791	10,960	-	-	-	-	(53,751)	-
Net income (loss)	$ 25,146	$ 42,790	$ (1,507)	$ (873)	$ (297)	$ 13,638	$ (53,751)	$ 25,146

Larkspur is a Guarantor Subsidiary under the 8.75% Notes, but is a Non-Guarantor Subsidiary under the 6.75% Notes.

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2004
(in thousands of dollars)

			Other Guarantors
	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Net cash flows provided by operating activities	$ 73,661	$ 82,396	$ (429)	$ 5,604	$ 349	$ 18,996	$ -	$ 180,577

Cash flows from investing activities:
Capital expenditures	-	(39,674)	(145)	(1,190)	(13)	(7,039)	-	(48,061)
Investments in real estate	-	(17,566)	-	-	-	5,976	-	(11,590)
Other investing activities, net	-	3,167	-	-	-	-	-	3,167
Other investing activities
Net cash used in investing activities	-	(54,073)	(145)	(1,190)	(13)	(1,063)	-	(56,484)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	390,000	169,316	-	-	-	1,086	-	560,402
Payments of long-term debt	(348,753)	(223,306)	-	-	-	(11,253)	-	(583,312)
Payment of tender premium	(22,690)	-	-	-	-	-	-	(22,690)
Advances to (from) affiliates	(85,251)	100,043	149	(4,399)	(164)	(10,378)	-	-
Other financing activities, net	(6,967)	(1,958)	-	-	-	1,933	-	(6,992)
Distributions to minority shareholders
Advances to (from) affiliates
Net cash provided by (used in) financing activities	(73,661)	44,095	149	(4,399)	(164)	(18,612)	-	(52,592)

Net increase (decrease) in cash and cash equivalents	-	72,418	(425)	15	172	(679)	-	71,501
Net increase in cash due to the adoption of FIN No. 46R	-	4,428	-	-	-	-	-	4,428

Cash and cash equivalents:
Beginning of period	-	12,262	399	-	117	6,162	-	18,940
End of period	$ -	$ 89,108	$ (26)	$ 15	$ 289	$ 5,483	$ -	$ 94,869

Larkspur is a Guarantor Subsidiary under the 8.75% Notes, but is a Non-Guarantor Subsidiary under the 6.75% Notes.

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2003
(as restated)
(in thousands of dollars)

			Other Guarantors
	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	$ 37,744	$ 119,132	$ (1,064)	$ --	$ (102)	$ 30,109	$ --	$ 185,819

Cash flows from investing activities:
Capital expenditures	--	(68,906)	(890)	--	(20)	(6,414)	--	(76,230)
Investments in real estate	--	(58,176)	--	--	--	22,721	--	(35,455)
Other investing activities, net	--	(1,926)	--	--	--	7,135	--	5,209
Net cash provided by (used in) investing activities	--	(129,008)	(890)	--	(20)	23,442	--	(106,476)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	222,400	--	--	--	(6,350)	--	216,050
Payments on long-term debt	--	(300,139)	--	--	--	--	--	(300,139)
Advances to (from) affiliates	(37,921)	58,411	1,925		113	(22,528)	--	--
Other financing activities, net	177	(671)	--	--	--	(351)	--	(845)
Net cash provided by financing activities	(37,744)	(20,000)	1,925	--	113	(29,229)	--	(84,934)

Net increase (decrease) in cash and cash equivalents	--	(29,876)	(29)	--	(9)	24,323	--	(5,591)

Cash and cash equivalents:
Beginning of period	--	23,111	124	--	51	2,679	--	25,965
End of period	$ --	$ (6,765)	$ 95	$ --	$ 42	$ 27,002	$ --	$ 20,374

Larkspur is a Guarantor Subsidiary under the 8.75% Notes, but is a Non-Guarantor Subsidiary under the 6.75% Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's July 31, 2003 Annual Report on Form 10-K and the Consolidated Condensed Financial Statements as of April 30, 2004 and 2003 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the SEC.

As disclosed in the Company's Form 10-K for the year ended July 31, 2003, the Company restated its fiscal 2003 interim financial statements and its historical financial statements in that filing. The reader should refer to the disclosures made in that filing for more information.

Overview

The Company's operating results for the Mountain and Lodging segments for the three and nine months ended April 30, 2004 were favorable compared to management's expectations. Resort segment revenue (Mountain and Lodging segments combined) for the nine months ended April 30, 2004 increased 8.1% and Resort segment results increased 23.5% over the same period last year while operating in a more normalized macro-economic environment and with the travel industry gaining momentum. The Company achieved higher effective ticket prices and increased revenues in ancillary businesses such as ski school, retail/rental and food and beverage, benefiting from increased "destination" (international and out of state) visitors as well as increased group and corporate business which bolstered both Mountain and Lodging revenues. In addition, season pass sales improved compared to fiscal 2003. Despite below average snowfall in the peak revenue producing month of March, which negatively impacted third quarter skier visits, both Beaver Creek and Heavenly had record skier visits for the 2003/04 season, and all of the Company's ski resorts except Keystone had record revenues year to date. In addition, the leap year provided an extra day of peak season operations.

In addition, the Company's previously announced cost reduction plan is expected to achieve its estimated $25 million in year-over-year cost savings for the full fiscal year. These changes to the Company's cost structure helped offset the normal cost increases due to annual wage adjustments and inflation during the fiscal year. The Company's cost savings also helped offset Sarbanes-Oxley compliance costs and increased accounting/finance departmental costs due to the addition of resources. In addition, the Company incurred increased incentive compensation expense for the nine months ended April 30, 2004 of $5.3 million over the same period last year as the Company anticipates that it will pay management incentive compensation based on segment financial performance for fiscal 2004.

Mountain and Lodging segment results for the nine months ended April 30, 2004 were also favorably impacted ($1.9 million) by the consolidation of the Employee Housing Entities as of November 1, 2003 and APII as of February 1, 2004, as the entities' depreciation and interest expense which were previously included on the Company's equity income (loss) line items are now recorded on the corresponding depreciation and interest expense line items in the Company's Consolidated Condensed Statement of Operations. Depreciation and interest expense are not included in segment results.

The Real estate segment's performance has exceeded expectations for the three and nine months ended April 30, 2004, due largely to the relief of a $15.1 million liability related to SCMD capital improvement fees (the offset was recorded as a reduction of real estate operating expense) as a result of BGMD's bond issuance in the third quarter of fiscal 2004, the proceeds of which were used to completely pay off all of SCMD's outstanding bonds.

In addition to the items discussed above, the following charges have impacted the Company's year to date performance:

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
  a $1.6 million year to date loss on disposals of fixed assets related primarily to winter employee uniforms which were replaced in the current fiscal year as the result of a new strategic alliance and the replacement of two lifts at Heavenly as part of the Company's previously announced capital improvement plans for the resort;
  asset impairment charges of $933,000 related to the replacement of the previously proposed Beaver Creek gondola with the plan to install two new high speed chairlifts, and the abandonment of a specific project to relocate Beaver Creek's maintenance facilities (see Note 3, Summary of Significant Accounting Policies); and
  approximately $2.1 million of costs incurred to date with respect to the Company's compliance program under the Sarbanes-Oxley Act. In February 2004, the SEC announced an extension of the implementation dates related to the Sarbanes-Oxley requirements for internal controls over financial reporting, which extends the Company's required compliance date from July 31, 2004 to July 31, 2005. Because of the extended effective date, the Company anticipates that it will be able to reduce its overall anticipated incremental costs of compliance with the requirements through the use of internal versus external resources.

Looking forward to the remainder of the fiscal year and beyond, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

    The Company has budgeted $61.9 million for calendar 2004 capital improvements primarily related to the Company's mountain and lodging properties, through which the Company plans to continue to improve the quality of its resort experience so that it can continue to charge a premium price. Planned projects are discussed in more detail in "Liquidity and Capital Resources".
    The Company has budgeted $72.4 million for calendar 2004 investments in real estate, and is proceeding as planned (subject to continuing necessary approvals) with its real estate development projects, including the "New Dawn" redevelopment at Vail and residential development at Jackson Hole Golf & Tennis Club, although such plans are subject to potential delays or revisions. Additionally, the Company has not finalized its financing plans or obtained specific financing for these projects. Based on current real estate development plans, the Company currently believes it could finance such projects with its existing credit facility; however, the Company will evaluate project-specific external financing as appropriate, which the Company believes will be readily available.
    Guests continue to book reservations closer in to the date of travel, which makes it more difficult to forecast occupancy trends; however, lodging advance bookings for the fourth quarter appear favorable compared to bookings at this time last year.
    Analysis of the remediation costs for Breckenridge Terrace continues, and while the Company's estimates are based on currently available data, actual costs could vary materially (favorably or unfavorably) from current estimates. The Company anticipates it will be available for occupancy on or before the beginning of the 2004/05 ski season.
    The Company, as part of its growth strategy, continues to evaluate strategic acquisitions and dispositions, although no such agreements currently exist.
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
    Due to industry consolidation, the Company may be subject to pricing pressure at certain of its ski resorts.
    Terrorist incidents and/or military hostilities can have and have had an adverse impact on the travel industry and, consequently, the Company. There can be no certainty regarding future occurrence or non-occurrence of terrorist incidents or military hostilities and any resulting impact to the Company.
    The Company uses estimates to record certain reserves (including, but not limited to, self-insured medical and workers' compensation reserves, legal liability reserves and income tax reserves). If actual results vary significantly from such estimates, or if future trends are not indicative of historical experience, the Company's results from operations could be materially impacted.
    The Company performs an annual test for impairment of goodwill and indefinite-lived intangible assets as of May 1 each year. In addition, the Company regularly evaluates its long-lived assets for impairment, as facts and circumstances warrant. While the Company does not currently anticipate any material impairment charges for the remainder of the fiscal year, the annual impairment test has not yet been completed. In addition, changes in the Company's plans for the intended use or for replacement of long-lived assets could also result in unanticipated impairment charges or losses on the disposal of assets.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Presented below is more detailed comparative data regarding the Company's results of operations for the three and nine months ended April 30, 2004 versus the three and nine months ended April 30, 2003.

Results of Operations

Three Months Ended April 30, 2004 versus Three Months Ended April 30, 2003 (in thousands of dollars, except effective ticket price ("ETP"))

Mountain operating revenue. Mountain operating revenue for the three months ended April 30, 2004 and 2003 is presented by category as follows:

	Three Months Ended			Percentage
	April 30,		Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
		(as restated)
	(unaudited)

Lift tickets	$ 115,515	$ 105,174	$ 10,341	9.8%
Ski school	33,126	31,401	1,725	5.5%
Dining	25,093	22,889	2,204	9.6%
Retail/rental	39,917	36,817	3,100	8.4%
Other	20,516	14,560	5,956	40.9%
Total mountain operating revenue	$ 234,167	$ 210,841	$ 23,326	11.1%

Skier visits	3,013	3,071	(58)	(1.9)%

ETP	$ 38.34	$ 34.25	$ 4.09	11.9%

Mountain operating revenue for the three months ended April 30, 2004 increased $23.3 million, or 11.1%, as compared to the three months ended April 30, 2003. Of this increase, $10.3 million is due to increased lift ticket revenue, primarily driven by increased ETP caused by an increase in absolute pricing, as well as a favorable shift in the guest demographic to a heavier mix of destination visitors, increased season pass sales and an extra day of peak season operations due to the leap year. Destination guests (out of state and international guests) have historically purchased higher margin ticket products and used more of the Company's ancillary products and services, such as dining and ski school, driving the year over year increases in those categories. Skier visits for the period decreased due in part to lower visitation rates by season pass holders due to below average snowfall in March. The $3.1 million increase in retail/rental revenue, in addition to benefiting from the demographic shift, is driven by strong spring bike sales at SSV's Bicycle Village stores and expansion of certain of SSV's Front Range stores. The consolidation of the employee housing entities as of November 1, 2003 and APII as of February 1, 2004 caused a $1.1 million increase in other mountain operating revenue for the three months ended April 30, 2004. Other revenues are also favorably impacted by increased revenues generated by RTP, the operations of the spa at the Ritz-Carlton, Bachelor Gulch and increased commercial leasing activity.

Mountain operating expense. Mountain operating expense for the three months ended April 30, 2004 was $126.7 million, an increase of $8.0 million, or 6.7%, compared to the three months ended April 30, 2003. This increase reflects an increase in variable operating expenses (including management incentive compensation) commensurate with the increase in operating revenues. Mountain operating expense is also impacted by the factors related to overall operating expenses discussed in the overview. In addition, the consolidation of the Employee Housing Entities as of November 1, 2003 and APII as of February 1, 2004 increased mountain operating expense by $758,000 for the three months ended April 30, 2004.

Mountain equity investment income. Mountain equity income primarily consists of the Company's share of operations of a real estate brokerage firm ("SSF/VARE"). In prior periods, mountain equity investment income also included the proportionate share of the Company's Employee Housing Entities and APII. Mountain equity income for the three months ended April 30, 2004 was $654,000, an increase of $728,000, compared to three months ended April 30, 2003. The increase primarily reflects the impact of consolidation of the Employee Housing Entities offset by decreased sales at SSF/VARE and the consolidation of APII.

Lodging revenue. Lodging revenue for the three months ended April 30, 2004 was $49.6 million, an increase of $3.5 million, or 7.5%, compared to the three months ended April 30, 2003. The Company's average daily rate ("ADR") for the three months ended April 30, 2004 for its owned hotels and condominium management operations remained flat at $224.05 while occupancy increased 2.3% (driven by the increase in destination visitation as well as group and conference business) as compared to the three months ended April 30, 2003. The Vail Marriott experienced an increase in both room nights and ADR, as last year reservations were soft due to renovation activity. The Lodge at Rancho Mirage and Mountain Thunder (in Breckenridge) also saw improved room nights and ADRs. These ADR increases were partially offset by decreases at the Company's Vail and Beaver Creek property management operations and the Company's Keystone hospitality operations.

Lodging operating expense. Lodging operating expense for the three months ended April 30, 2004 was $38.3 million, an increase of $4.2 million, or 12.3%, compared to the three months ended April 30, 2003. This increase is primarily due to variable expense increases associated with the increase in revenue and the other factors discussed in the overview.

Lodging equity investment income. Lodging equity investment income for the three months ended April 30, 2004 was $570,000, an increase of $960,000, or 246.2%. Lodging equity investment income includes the Company's proportionate share of income from the hotel operations of BG Resort. The Company's share of investment income associated with the sale of condominiums developed as part of the joint venture operations is recorded in Real estate equity investment income. Lodging equity investment income increased due to improved operations at BG Resort as it leaves the start-up phase and begins more normalized operations, as well as record skier visits at Beaver Creek mountain. The equity income for the quarter includes the Company's share of the BG Resort depreciation expense of $557,000 and interest expense of $584,000 for the three months ended April 30, 2004.

Real estate revenue. The Real estate segment's revenue varies from year to year depending on the mix of available inventory, based upon the completion of development projects. Revenue from real estate operations for the three months ended April 30, 2004 was $4.2 million, a decrease of $7.7 million, or 65.0%, compared to the three months ended April 30, 2003. During the three months ended April 30, 2004, the Company primarily sold a development parcel and three condominiums, as opposed to sales of two condominiums and 20 single family lots during the three months ended April 30, 2003.

Real estate operating expense. Real estate operating expense for the three months ended April 30, 2004 was a contra-expense of $8.6 million, a decrease of $20.2 million, or 174.0%, compared to the three months ended April 30, 2003, due to the relief of the $15.1 million SCMD capital improvement fee liability and the change in sales mix. Real estate operating expense consists primarily of the cost of sales and related real estate commissions associated with sales of real estate. Real estate operating expense also includes the selling, general and administrative expenses associated with the Company's real estate operations and an allocation of corporate SG&A.

Real estate equity investment income. Real estate equity investment income includes both the Company's equity investment in KRED, and the portion of the Company's equity investment in BG Resort associated with the development and sale of The Ritz-Carlton, Bachelor Gulch condominiums. Real estate equity investment income was $486,000 and $881,000 for the quarters ended April 30, 2004 and 2003, respectively. The decrease in real estate equity investment is due to significantly decreased activities at KRED following the distribution of most of its assets to the partners in the second fiscal quarter of 2004 partially offset by a condo sale at BG Resort.

Depreciation and amortization. Depreciation and amortization expense was $22.4 million, a decrease of $400,000, or 2.1%, for the three months ended April 30, 2004 as compared to the three months ended April 30, 2003. The average annualized depreciation rate for the third quarter was 7.6% as compared to an average depreciation rate for fiscal 2003 of 8.1%. The change in the average annualized depreciation rate is primarily due to changes caused by capital additions and the consolidation of the Employee Housing Entities and APII within the depreciable asset classifications.

Interest expense. Interest expense was $10.7 million for the three months ended April 30, 2004 as compared to $12.8 million for the three months ended April 30, 2003. The decrease is due to the tender of the 8.75% Notes, the August payoff of the Olympus note and lower interest margins due to the bank credit facility refinance. The decrease was partially offset by increases in borrowings due to the issuance of the 6.75% Notes and the consolidation of the Employee Housing Entities. Average total borrowings for the three months ended April 30, 2004 were $638.3 million versus $555.8 million for the same period last year.

Income tax. The effective tax rate for the quarter was 34.9% versus a 49.9% effective rate for the same quarter last year. The quarterly change in the current year's effective tax rate is primarily a result of the Company adjusting its anticipated results for fiscal 2004. The prior year's effective tax rate was impacted by large non-deductible expenses for tax purposes, primarily related to executive compensation. Assuming no further revisions to the Company's anticipated annual results, the Company expects its effective tax rate for the full fiscal year will be approximately 33%.

Nine months ended April 30, 2004 versus Nine months ended April 30, 2003 (in thousands of dollars, except ETP)

Mountain operating revenue. Mountain operating revenue for the nine months ended April 30, 2004 and 2003 is presented by category as follows:

	Nine months ended			Percentage
	April 30,		Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
		(as restated)
	(unaudited)

Lift tickets	$ 212,688	$ 196,089	$ 16,599	8.5%
Ski school	58,171	55,367	2,804	5.1%
Dining	47,418	44,955	2,463	5.5%
Retail/rental	101,991	94,443	7,548	8.0%
Other	49,346	42,001	7,345	17.5%
Total mountain operating revenue	$ 469,614	$ 432,855	$ 36,759	8.5%

Skier visits	5,636	5,728	(92)	(1.6)%

ETP	$ 37.74	$ 34.24	$ 3.50	10.2%

Mountain operating revenue for the nine months ended April 30, 2004 increased $36.8 million, or 8.5%, as compared to the nine months ended April 30, 2003. Mountain operating results for the nine months ended April 30, 2004 are driven primarily by the same factors driving performance for the three months ended April 30, 2004. In addition, retail/rental revenue also increased as a result of strong accessory sales (due to colder than normal weather mid-winter) and increased sales at the Heavenly locations, strong spring bike sales at SSV's Bicycle Village stores and expansion of certain of SSV's Front Range stores. The consolidation of the Employee Housing Entities as of November 1, 2003 and APII as of February 1, 2004 caused a $1.8 million increase in other mountain operating revenue for the nine months ended April 30, 2004.

Mountain operating expense. Mountain operating expense for the nine months ended April 30, 2004 was $315.4 million, an increase of $8.6 million, or 2.8%, compared to the nine months ended April 30, 2003, driven by the same factors discussed for the quarter ended April 30, 2004. In addition, the consolidation of the employee housing entities as of November 1, 2003 and APII as of February 1, 2004 increased mountain operating expense by $1.4 million for the three months ended April 30, 2004.

Mountain equity investment income. Mountain equity income for the nine months ended April 30, 2004 was $1.2 million, a decrease of $245,000, or 16.7%, compared to the nine months ended April 30, 2003. The decrease primarily reflects first quarter losses from the employee housing entities (during which period the equity method was still applied to the entities) and reduced sales commissions generated by SSF/VARE. Equity method losses from the employee housing entities were $744,000 during the nine months ended April 30, 2004 as opposed to $544,000 during the nine months ended April 30, 2003.

Lodging revenue. Lodging revenue for the nine months ended April 30, 2004 was $130.6 million, an increase of $8.3 million, or 6.8%, compared to the nine months ended April 30, 2003. The Company's average daily rate ("ADR") for the nine months ended April 30, 2004 for its owned hotels and condominium management operations was $200.08, an increase of $4.51 as compared to the nine months ended April 30, 2003. The increase in revenue and ADR is primarily the result of the Vail Marriott being open for the full first quarter in fiscal 2004 as it was closed for a portion of the prior year first quarter for renovations, stronger summer 2003 business at GTLC, increased room rates at Snake River Lodge & Spa and increased room rates and room nights at the Lodge at Rancho Mirage.

Lodging operating expense. Lodging operating expense for the nine months ended April 30, 2004 was $117.2 million, an increase of $5.8 million, or 5.2%, compared to the nine months ended April 30, 2003, driven by the same factors discussed for the quarter ended April 30, 2004.

Lodging equity investment loss. Lodging equity investment loss for the nine months ended April 30, 2004 was $2.4 million, a decrease of $1.3 million, or 35.1%, as compared to the loss recorded for the nine months ended April 30, 2003. The equity loss for the nine months includes the Company's share of depreciation expense of $1.7 million and interest expense of $1.8 million for the nine months ended April 30, 2004. The improved performance is driven by results of BG Resort, as in the first quarter last year the hotel was in its start-up phase.

Real estate revenue. The Real estate segment's revenue varies from year to year depending on the mix of available inventory, based upon the completion of development projects. Revenue from real estate operations for the nine months ended April 30, 2004 was $38.6 million, a decrease of $36.9 million, or 48.9%, compared to the nine months ended April 30, 2003. During the nine months ended April 30, 2004, the Company primarily sold three development parcels, ten condominiums and seven single family lots, as opposed to sales of one development parcel, 74 condominiums and 37 single family lots during the nine months ended April 30, 2003.

Real estate operating expense. Real estate operating expense for the nine months ended April 30, 2004 was $9.6 million, a decrease of $51.8 million, or 84.4%, compared to the nine months ended April 30, 2003, primarily due to the change in sales mix and is commensurate with the decreased revenues and relief of the $15.1 million SCMD capital improvement fee liability.

Real estate equity investment income. Real estate equity investment income was $0.7 million and $4.7 million during the nine months ended April 30, 2004 and 2003, respectively. Real estate equity investment income decreased as the condominium sales associated with BG Resort occurred primarily in the first and second quarters of fiscal 2003.

Depreciation and amortization. Depreciation and amortization expense was $65.3 million, an increase of $2.7 million, or 4.4%, for the nine months ended April 30, 2004 as compared to the nine months ended April 30, 2003. The average annualized depreciation rate for the nine months ended April 30, 2004 was 7.7% as compared to an average depreciation rate for fiscal 2003 of 8.1%. The change in the average annualized depreciation rate is primarily due to changes caused by capital additions and the consolidation of the Employee Housing Entities and APII within the depreciable asset classifications.

Mold remediation charge. During the nine months ended April 30, 2004, the Company expensed $5.5 million related to the estimated cost of remediation of water intrusion and condensation problems at its Breckenridge Terrace employee housing facility based on management's best estimate using a preliminary estimate from the mold remediation facilitators. See Note 13, Mold Remediation, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this charge.

Loss on extinguishment of debt. The Company recorded a $36.2 million debt extinguishment charge in the second quarter of fiscal 2004 in connection with the tender for the 8.75% Notes. $348.8 million of the total $360 million outstanding notes were tendered. The charge included a tender premium of $65.06 per $1,000 principal amount of 8.75% Notes, which accounts for $22.7 million of the total charge. Other costs included in the charge include transaction fees, the writeoff of unamortized issuance costs and unamortized original issue discount on the 8.75% Notes, and other costs such as legal and printing fees. In connection with the tender for the 8.75% Notes, in January 2004 the Company issued the 6.75% Notes. The proceeds from the 6.75% Notes were used to repurchase the 8.75% Notes, along with associated premiums, fees and expenses. (See Note 5, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements.)

Interest expense. During the nine months ended April 30, 2004 and 2003 the Company recorded interest expense of $36.9 million and $37.5 million, respectively, relating primarily to the Notes, Credit Facility and Industrial Development Bonds. The $551,000 decrease is primarily attributable to the tender of the 8.75% Notes and the payoff of the Olympus Note offset by increased borrowings due to the issuance of the 6.75% Notes, decreased capitalized interest (zero in the nine months ended April 30, 2004 versus $808,000 in the nine months ended April 30, 2003), letter of credit fees and capital improvement fees associated with the metropolitan districts and the final recognition of the interest swap termination gain in fiscal 2003. Average total borrowings for the nine months ended April 30, 2004 were $627.9 million versus $605.2 million for the same period last year.

Income tax. The effective tax rate for the nine months ended April 30, 2004 was 32.9% compared to 52.3% for the same period last year. The year-to-date change in the current year's effective tax rate is primarily a result of the Company adjusting its anticipated results for fiscal 2004. The prior year's effective tax rate was impacted by large non-deductible expenses for tax purposes, primarily related to executive compensation.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations, short-term and long-term borrowings and sales of real estate.

Cash flows from the Company's operating activities produced $180.6 million for the nine months ended April 30, 2004. Non-cash charges reflected in the $30.3 million net income for the period primarily included depreciation and amortization expense of $65.3 million and an increase in the net deferred tax liability of $14.4 million (primarily as a result of the $14.9 million tax provision). Additionally, operating cash flow includes non-cash costs related to real estate sold of $11.4 million offset by the extinguishment of the SCMD capital improvement fee of $15.1 million, debt extinguishment charges of $36.2 million and the minority interest in net income of consolidated subsidiaries of $6.2 million. Working capital, excluding cash, had a net decrease of $25.8 million that included normal seasonal operating fluctuations consisting primarily of a decrease in inventories of $2.5 million, a decrease in accounts receivable of $10.7 million and collection of income taxes receivable of $8.8 million and an accrual of $7.0 million for mold remediation, partially offset by a decrease in accounts payable and accrued expenses of $5.0 million.

Cash flows used in investing activities have historically consisted of payments for acquisitions, capital expenditures, and investments in real estate. Capital expenditures for the nine months ended April 30, 2004 were $48.1 million and investments in real estate for the period were $11.6 million. The primary projects included in capital expenditures were (i) a new high-speed chairlift at Beaver Creek, (ii) Keystone and Heavenly snowmaking upgrades, (iii) installation of two new high-speed chairlifts at Heavenly, (iv) an electrical distribution network at Keystone and (v) renovations at the Lodge at Rancho Mirage. The primary projects included in investments in real estate were (i) planning activities related to the Vail "New Dawn" redevelopment, (ii) completion of the Red Sky Ranch golf courses and (iii) investments in developable land and the planning and development of projects in and around each of the Company's resorts.

Investing activities for the nine months ended April 30, 2004 also consisted of cash distributions from joint ventures of $2.4 million and cash received from the disposal of fixed assets of $1.8 million.

The Company estimates that it will make aggregate capital expenditures in the mountain and lodging segments of approximately $15 million to $25 million during the remainder of fiscal 2004, and approximately $50 to $60 million for the remainder of calendar 2004. In addition to normal, annual capital expenditures appropriate to maintaining the Company's reputation for high quality, the primary projects are anticipated to include (i) two new high-speed lifts and a parking lot to provide additional skier access to the main part of Beaver Creek Mountain, (ii) continued renovations at the Lodge at Rancho Mirage, (iii) a new six passenger high-speed lift at Heavenly, (iv) new snowcats to increase the grooming capabilities of Vail and Beaver Creek and (v) restaurant upgrades at Heavenly's mid-mountain East Peak area. Investments in real estate during the remainder of fiscal 2004 are expected to total approximately $20 million to $30 million, and approximately $60 to $70 million for the remainder of calendar 2004. Primary projects are anticipated to include (i) continued work on the multi-year Vail "New Dawn" redevelopment project, (ii) creation of a new golf course community in the Jackson Hole area and (iii) other planning and development projects in and around each of the Company's resorts. The Company plans to fund these capital expenditures and investments in real estate with cash flows from operations, borrowings under the Credit Facility or alternative financing arrangements, as necessary.

During the nine months ended April 30, 2004, the Company used $52.6 million in its financing activities consisting of $22.9 million in net long-term debt payments (including a $348.8 million principal payment on the 8.75% Notes related to the tender offer, payment of the $25 million Olympus Note, the payment of $14 million of debt assumed in the KRED distribution, $28.5 million of net reduction in credit facility revolver and proceeds of $390 million from the issuance of the 6.75% Notes), payment of $22.7 million tender premium and payment of $7.0 million of debt issuance costs.

In January 2004, the Company completed the offering for 6.75% Notes, the proceeds of which were used to purchase substantially all of the 8.75% Notes, and to pay related premiums, transaction fees and expenses. The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15, beginning August 15, 2004. The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the 6.75% Notes. The Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (See Note 16, Guarantor and Non-Guarantor Subsidiaries, of the Notes to Consolidated Condensed Financial Statements). The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of Vail Resorts, Inc. and its Restricted Subsidiaries (as defined in the Indenture) to a) borrow money or sell preferred stock, b) create liens, c) pay dividends on or redeem or repurchase stock, d) make certain types of investments, e) sell stock in the Restricted Subsidiaries, f) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, g) enter into transactions with affiliates, h) issue guarantees of debt and i) sell assets or merge with other companies. In June 2004, the Company completed an exchange offer for the 6.75% Notes and the guarantees for a new issue of substantially identical debt securities and guarantees registered under the Securities Act.

In January 2004, the Company offered to purchase its outstanding 8.75% Notes for total consideration of $1,065.06 per $1,000 principal amount of 8.75% Notes. Of the outstanding 8.75% Notes, $348.8 million, or approximately 96.9%, were tendered. The 8.75% Notes remaining outstanding subsequent to the tender were amended to eliminate substantially all of the restrictive covenants. Subsequent to the end of the third quarter, in May 2004, the Company called all of the 8.75% Notes remaining outstanding for a call price of 104.375% of the principal balance; as a result, the 8.75% Notes were completely defeased in May 2004. As of April 30, 2004, the Company had transferred $11.2 million into a blocked account to fund the call of the 8.75% Notes remaining outstanding.

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

In February 2004, Apollo Ski Partners, L.P. ("Apollo") sold approximately 1.3 million shares of the Company's Class A common stock. Apollo owns substantially all of the Class A common stock (6,114,834 shares as of April 30, 2004) of the Company and, consequently, has the ability to elect all of the Company's Class 1 Board of Directors. At the time of sale, the shares sold were converted to shares of common stock.

For the nine months ended April 30, 2003, cash flows provided by operating activities were $185.8 million. Cash flows used in investing activities for the same period were $106.5 million, primarily including capital expenditures of $76.2 million and investments in real estate of $35.5 million. During the nine months ended April 30, 2003, the Company used $84.9 million of cash in its financing activities consisting primarily of $84.1 million in net long-term debt repayments.

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

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $634.8 million, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet. Operating lease and service agreement obligations, which total $50.0 million, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles. A summary of the Company's contractual obligations as of April 30, 2004 is as follows:

	Payments Due by Fiscal Period (in thousands)
Contractual Obligations	Total	Current Fiscal Year	1-3 years	3 - 5 years	After 5 Years
Long-Term Debt	$ 634,683	$ 11,748	$ 14,464	$ 6,833	$ 601,638
Operating Leases and Service Agreements	50,046	2,678	16,178	12,489	18,701
Purchase Obligations(2)	176,156	143,974	23,243	539	8,400
Other Long-Term Obligations (1)	1,928	--	--	--	--
Total Contractual Cash Obligations	$ 862,813	$ 158,400	$ 53,885	$ 19,861	$ 628,739

(1)

Other long-term obligations include amounts which become due based on deficits in the underlying cash flows of HCMD as described in Note 12, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements. This amount has been recorded as a liability of the Company; however, the specific time period of performance, if ever required, is currently unknown.

(2)

Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued interest, and liabilities (including advances) to complete lots sold on the Company's Consolidated Condensed Balance Sheet as of April 30, 2004 and other obligations for goods and services not yet recorded.

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

In December 2003, the FASB published a revision to FIN No. 46, FIN No. 46R, to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under FIN No. 46R, application is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of VIEs is required in financial statements no later than for periods ending after March 15, 2004. The Company has completed its implementation of FIN No. 46R, and, as of November 1, 2003 and February 1, 2004, the Company has consolidated certain entities that it previously had accounted for under the equity method (see Note 8, Variable Interest Entities).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2004, the Company had $109.9 million of variable rate indebtedness, representing 17.3% of total debt outstanding, at an average interest rate during the nine months ended April 30, 2004 of 3.5%. Based on the average floating rate borrowings outstanding during the nine months ended April 30, 2004, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $125,000.

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

Changes in internal control over financial reporting. As disclosed in the Company's Form 10-K for the year ended July 31, 2003, a material weakness and certain significant deficiencies in the Company's internal control over financial reporting have been identified. The Company has developed a specific action plan to implement a new structure in its finance and accounting organization and to enhance its internal controls and procedures environment to address this weakness and these deficiencies and to enhance the reliability and effectiveness of the Company's control procedures. These actions include appointing a new CFO in November 2003, adding and reallocating finance and accounting staff and support personnel who are dedicated to the objectives of timely and accurate disclosure of required information, and documentation and enhancement of existing internal controls.

The Company's CEO and CFO have concluded that the staffing augmentation and changes in controls and procedures over financial reporting have enhanced the effectiveness of disclosure controls and procedures and stabilized the financial reporting environment as of April 30, 2004, and, based upon the foregoing, have concluded that the Company's disclosure controls and procedures will be effective in meeting the above-stated objectives after giving effect to the aforementioned actions.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

3.2(a)

Amended and Restated By-Laws adopted on the Effective Date. (Incorporated by reference to Exhibit 3.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002, including all amendments thereto.)

3.2(b)	Amendment to Restated By-Laws adopted on the Effective Date. (Incorporated by reference to Exhibit 3.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002)
4.1(a)

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

4.1(b)

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

4.1(c)

Purchase Agreement, dated as of January 15, 2004 among Vail Resorts, Inc., the guarantors named on Schedule I thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC. (Incorporated by reference to Exhibit 4.2(c) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

4.1(d)

Supplemental Purchase Agreement, dated as of January 22, 2004 among Vail Resorts, Inc., the guarantors named thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC. (Incorporated by reference to Exhibit 4.2(d) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

4.2(a)

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

4.2(c)

Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. dated as of February 2, 4004.)

4.3(a)

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

4.3(c)	Form of Global Note (Included in Exhibit 4.4(c) by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. dated as of February 2, 4004.)
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

4.4(c)

Registration Rights Agreement dated as of January 29, 2004 among Vail Resorts, Inc., the guarantors signatory thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC. (Incorporated by reference to Exhibit 4.5(c) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

4.5(a)

First Supplemental Indenture, dated as of August 22, 1999, among the Company, the guarantors named therein and the United States Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.6(a) of the Registration Statement on Form S-4 of Vail Resorts, Inc. (Registration No. 333-80621) including all amendments thereto.)

4.5(b)

Second Supplemental Indenture, dated as of November 16, 2001 to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and The Bank of New York, as successor trustee to United States Trust Company of New York. (Incorporated by reference to Exhibit 4.6(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002, including all amendments thereto.)

4.5(c)

Third Supplemental Indenture, dated as of January 16, 2001, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York, as successor trustee to the United States Trust Company of New York. (Incorporated by reference to Exhibit 4.6(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002, including all amendments thereto.)

4.5(d)

First Supplemental Indenture, dated as of January 16, 2001, to the Indenture dated November 21, 2001, among Vail Resorts Inc., the guarantors therein and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.3 of the registration statement on Form S-4 of Gillett Holdings, Inc. (Registration No. 33-52854) including all amendments thereto.)

4.5(e)

Fourth Supplemental Indenture, dated as of October 18, 2002, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York, as successor trustee to the United States Trust Company of New York. (Incorporated by reference to Exhibit 4.6(e) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

4.5(f)

Second Supplemental Indenture, dated as of October 18, 2002, to the Indenture dated November 21, 2001, among Vail Resorts Inc., the guarantors therein and the Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.6(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

4.5(g)

Fifth Supplemental Indenture, dated as of May 20, 2003, to the Indenture dated May 11, 1999, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.6(g) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

4.5(h)

Third Supplemental Indenture, dated as of May 20, 2003, to the Indenture dated November 21, 2001, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.6(h) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

4.5(i)

Sixth Supplemental Indenture, dated as of January 26, 2004 to the Indenture dated May 11, 1999 among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.6(i) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

4.5(j)

Fourth Supplemental Indenture, dated as of January 26, 2004, to the Indenture dated November 21, 2001, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.6(j) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

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

10.6(a)

Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.6(b)

Addendum to the Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.7(a)

Employment Agreement dated October 1, 2000 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly. (Incorporated by reference to Exhibit 10.13 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.7(b)

Separation Agreement dated October 31, 2002 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly. (Incorporated by reference to Exhibit 10.13(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.8(a)

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the report on Form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

10.8(b)

Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.14(b) of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.8(c)

Second Amendment to Employment Agreement of Adam M. Aron, as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. dated July 29, 2003. (Incorporated by reference to Exhibit 10.14(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

10.9(a)

Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc., and Apollo Ski Partners, L.P. dated January 3, 1997. (Incorporated by reference to Exhibit 2.4 of the report on Form 8-K of Vail Resorts, Inc. dated January 8, 1997.)

10.9(b)

First Amendment to the Shareholder Agreement dated as of November 1, 1999, among Vail Resorts, Inc., Ralcorp Holdings, Inc. (f/k/a Ralston Foods, Inc.) and Apollo Ski Partners, L.P. (Incorporated by reference to Exhibit 10.17(b) of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2000.)

10.10	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341).
10.11	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.12(a)

Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.12(b)

Trust Indenture dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.13(a)

Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of June 10, 2003. (Incorporated by reference to Exhibit 10.19 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2003.)

10.13(b)

First Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of October 2, 2003. (Incorporated by reference to Exhibit 10.19(b) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

10.14(c)

Second Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of January 21, 2004. (Incorporated by reference to Exhibit 10.19(c) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

10.14(d)

Agreement and Consent to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of January 28, 2004. (Incorporated by reference to Exhibit 10.19(d) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

10.15	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320.)
10.16

Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2000.)

31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	23
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated February 2, 2004, regarding the Company's press release announcing the close of the Company's $390 million 6.75% Senior Subordinated Notes due 2014.

The Company furnished a Current Report on Form 8-K, dated March 10, 2004, regarding the Company's press release announcing the Company's results for the second quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 14, 2004.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	June 14, 2004