Form 10-K
period 2004-07-31
VAIL RESORTS INC
filed 2004-10-01
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K. --ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]

Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended	July 31, 2004

or

[ ]

Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from	to
Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7, Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(970) 476-5601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share closing price on the New York Stock Exchange Composite Tape as of January 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $483.3 million.

As of September 22, 2004, 35,337,662 shares were issued and outstanding, of which 6,114,834 shares were Class A Common Stock and 29,222,828 shares were Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the fiscal 2004 Annual Meeting of Shareholders is incorporated by reference herein into Part III, Items 10 through 14.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, among others, the existing SEC investigation of the Company; economic downturns; terrorist acts upon the United States; threat of or actual war; unfavorable weather conditions; our ability to obtain financing on terms acceptable to us to finance our capital expenditure and growth strategy; our ability to develop our resort and real estate operations; competition in our mountain and lodging businesses; our reliance on government permits for our use of federal land; our ability to integrate and successfully operate future acquisitions; adverse consequences of current or future legal claims; the termination of existing hotel management contracts and adverse changes in the real estate market.  All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

PART I

ITEM 1.   BUSINESS.

General

Vail Resorts, Inc. was organized as a holding company in 1997 and operates through various subsidiaries (collectively, the "Company").  The Company's operations are grouped into three segments: Mountain, Lodging, and Real Estate, which represented approximately 69%, 25%, and 6%, respectively, of the Company's revenues for the 2004 fiscal year. The Company's Mountain segment owns and operates five premier ski resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile.  The Company's Lodging segment owns and/or manages a collection of luxury hotels, a destination resort at Grand Teton National Park, and a series of strategic lodging properties located in proximity to the Company's ski resorts.  Collectively, the mountain and lodging segments are considered the Resort segment.  The Company's Real Estate segment holds, develops, buys and sells real estate in and around the Company's resort communities.  Financial information by segment is presented in Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Mountain Segment

The Company's portfolio of ski resorts currently includes:

Vail Mountain ("Vail")--the largest single ski mountain complex in North America, currently ranked as the  number one ski resort in North America by SKI magazine and the most visited ski resort in the United States for the 2003/04 ski season;

Beaver Creek Resort ("Beaver Creek")--one of the world's premier luxury mountain resorts, currently ranked as the number four ski resort in North America by SKI magazine;

Breckenridge Mountain ("Breckenridge")--an attractive destination resort with numerous après-ski activities and an extensive bed base, currently ranked as the number six ski resort in North America by SKI magazine and the second most visited resort in the United States for the 2003/04 ski season;

Keystone Resort ("Keystone")--a year-round family-oriented vacation destination, currently ranked as the number fifteen ski resort in North America by SKI magazine; and

Heavenly Valley Mountain Resort ("Heavenly")--the third largest ski resort in North America, currently ranked as the number sixteen ski resort in North America by SKI magazine.

The Company's Mountain segment derives revenue primarily through the sale of lift tickets and a comprehensive package of amenities available to guests, including ski and snowboard lessons, retail and equipment rental outlets, a variety of dining venues, private club operations and other recreational activities.  In addition to providing extensive guest amenities, the Company also engages in commercial leasing of restaurant, retail and other commercial space and real estate brokerage services.

Vail, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts.  Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, tubing, mountain biking, sight-seeing and other recreational activities.

The following paragraphs discuss certain ski industry related statistics.  Colorado ski statistics are derived from data published by Colorado Ski Country USA.  Canadian ski statistics are from data published by the Canadian Ski Council.  U.S. and California ski statistics are derived from the Kottke National End of Season Survey 2003/04.

There are approximately 800 ski areas in North America and approximately 494 in the United States, ranging from small ski area operations which service day skiers to large resorts which attract both day skiers and destination resort guests looking for a comprehensive vacation experience.  The primary ski industry statistic for measuring performance is "skier visit", defined as one person obtaining a ticket or pass and using a ski area for all or any part of a day or night, and includes both paid and complimentary access.  During the 2003/04 ski season, combined skier visits for all North American ski areas were approximately 72.8 million and  U.S. skier visits approximated 57.1 million.  The Company's ski resorts had 5.6 million skier visits during the 2003/04 ski season, or approximately 9.8% of U.S. skier visits, and an approximate 7.7% share of the North American market's skier visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs metropolitan areas), accessibility from several airports, including Denver International Airport and Vail/Eagle County Airport, and the wide range of amenities available at each resort.  Colorado has approximately 25 ski areas, six of which are classified as "Front Range Destination Resorts", catering to both the Front Range and destination-skier markets.  All Colorado ski resorts combined recorded approximately 11.2 million skier visits for the 2003/04 ski season, down 3.4% from the 2002/03 ski season.  Skier visits at the Company's Colorado ski resorts totaled approximately 4.7 million, and accounted for 71% of Colorado's total Front Range Destination Resort skier visits and 42% of all Colorado skier visits for the 2003/04 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, making it a convenient destination for both driving and destination guests.  Lake Tahoe is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings.  Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport.  Lake Tahoe has approximately 15 ski resorts with 805 ski trails on more than 23,000 total resort acres.  Heavenly had approximately 965,000 skier visits for the 2003/04 ski season, capturing approximately 13% of California's 7.4 million total skier visits for the ski season.

There are significant barriers to entry for new ski areas, due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the appropriate infrastructure.  While most North American ski areas are individually owned and operated, recent years have seen the emergence of several major corporations, including the Company, which own the leading ski areas.  These other major corporations include the operators of Whistler Blackcomb, Copper Mountain, Mammoth Mountain, Winter Park, Killington, Steamboat and Northstar-at-Tahoe.

The ski resort industry is highly competitive.  Larger owners generally have a competitive advantage over the individual operator, as they typically have better access to the capital markets and are able to generate synergies within their resort operations which enhance profitability.  The ski industry has performed well in recent years, with the three best seasons, in terms of visitation, in history occurring during the past four years.  The industry believes that this may be an indicator of a new higher performance range as it has reached record skier visits in times with poor economic conditions, relatively poor snow conditions across the United States and global geopolitical unrest.  Additionally, the industry has seen an increase in children's ski school lessons, suggesting that more children are joining the sport.  While the industry and the Company's efforts are focused on growing the overall skier population, a particular ski area's growth is primarily dependent on either attracting skiers away from other resorts, or generating more revenue per skier visit.  This has created a trend of increased spending on capital improvements to ensure the newest and best technology and also to create new attractions, as well as intense competition in pricing.  In addition, "destination" ski resorts must also compete with other non-ski related vacation destinations for guests.  In recent years, the ski industry has seen increased competition from beach resorts, cruise lines, golf resorts and amusement parks.  Because the Company's ski resorts are primarily destination-skier driven, and are also, to a lesser extent, day-skier driven, the Company's primary competitors include the ski areas noted above, other ski areas in Colorado and Lake Tahoe, and other major destination ski areas worldwide.

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

The Company's ski resorts compete effectively in all categories with respect to attracting day skiers and destination guests for the following reasons:

The Company has some of the most expansive and varied terrain of any resort in North America--Vail alone offers 5,289 skiable acres.  The Company's five ski resorts offer over 16,792 skiable acres in aggregate, with substantial offerings for beginner, intermediate and advanced skiers.

The Company continually seeks opportunities to expand its terrain.  It expanded primarily intermediate skier terrain at Breckenridge for the 2002/03 season to include 165 acres of new trails on Peak 7 accessed by a new high speed lift.  During the 2003/04 ski season the Company added 311 acres of intermediate and advanced snowcat-served bowl skiing and the new Area 51 terrain park at Keystone.

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

Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay area.

The Company continues to invest in the latest technology in ticketing and snowmaking systems, and the Company has one of the most extensive fleets of grooming equipment in the world.

The Company systematically replaces lifts, and in the past three fiscal years the Company has installed 4 high-speed chairlifts across its resorts: one six-passenger chairlift and one four-passenger chairlift at Breckenridge, a four-passenger chairlift at Beaver Creek and a four-passenger chairlift at Heavenly.  The Company currently is installing two additional high-speed four-passenger lifts at Beaver Creek and one high-speed six-passenger chairlift at Heavenly for the 2004/05 ski season.  The Company plans to install an additional high-speed chairlift at Beaver Creek for the 2005/06 ski season.

The Company provides a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.

The Company, through SSI Venture LLC ("SSV"), has over 100 retail/rental outlets specializing in sporting goods including ski, golf and bicycle equipment.  In addition to providing a major retail/rental presence at each of the Company's ski resorts, the Company also has retail/rental locations throughout the Front Range as well as at other Colorado ski resorts.

The Company's eleven owned hotels (including the Ritz-Carlton, Bachelor Gulch in which the Company has a 49% ownership interest through a joint venture) and inventory of approximately 2,000 managed condominiums (included in the operations of the Lodging segment) located in proximity to the Company's Colorado ski resorts provide accommodation options for all guests, with a variety of prices ranging from high upscale to more affordable, to appeal to the varied needs of guests and families.

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

The Company is strongly committed to providing quality guest service, from best-of-class ski and snowboarding schools, to teams of on-mountain hosts and new technology centers, where guests can try the latest technical innovations in snowsports equipment.  The Company solicits guest feedback through extensive use of surveys, which the Company utilizes to ensure high levels of customer satisfaction.

The Company continually upgrades and expands available services and amenities through capital improvements and real estate development activities.  Current proposed projects include the revitalization of the primary portals to Vail Mountain at Vail Village and Lionshead, collectively known as "Vail's New Dawn", developing new villages at the base of Breckenridge's Peaks 7 and 8, upgrading dining at Heavenly, new high speed chairlifts at Heavenly and Beaver Creek and additional planning and development projects in and around each of the Company's resorts.  The Company must obtain a variety of necessary approvals for certain of these projects before the Company can proceed with its overall plans.

The Company promotes its resorts through an extensive marketing and sales program, which includes print media advertising in lifestyle and ski industry publications, direct marketing to a targeted audience, promotional programs, loyalty programs which reward frequent guests, and sales and marketing directed at attracting groups, corporate meetings and convention business.  Additionally, the Company markets directly to many of its guests through its websites and Internet presence, which provide visitors with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein).  The Company also enters into strategic partnerships with selected "name brand" companies to increase its market exposure and create opportunities for cross-marketing.

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April.  In an effort to counterbalance the concentration of revenues in the winter months, the Company offers non-ski season attractions, such as golf, hiking, sight-seeing and mountain biking.  These activities also help attract destination convention business to the Company's resorts.

Lodging Segment

The Company's Lodging segment includes the following operations:

RockResorts International LLC ("RockResorts")--a luxury hotel management company with a portfolio of five Company-owned and five managed resort hotels with locations across the U.S.,

Grand Teton Lodge Company ("GTLC")--a summer destination resort with three resort properties in Grand Teton National Park and the Jackson Hole Golf & Tennis Club near Jackson, WY,

Eight independently flagged Company-owned hotels (besides GTLC) and condominium management operations in and around the Company's Colorado ski resorts, and

Six resort golf courses.

The lodging segment includes approximately 5,000 owned and managed hotel and condominium rooms in seven states.  All of the Company's resort hotels are mid-size and offer a wide range of services to guests.

The Company's portfolio of luxury and resort hotels currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
Lodge at Rancho Mirage	Rancho Mirage, CA	Own	240
Cheeca Lodge & Spa	Florida Keys, FL	Manage	203
The Equinox	Manchester Village, VT	Manage	183
The Lodge at Vail	Vail, CO	Own	171
Snake River Lodge & Spa[1]	Teton Village, WY	Own - 51%	167
La Posada de Santa Fe	Santa Fe, NM	Manage	159
The Keystone Lodge	Keystone, CO	Own	152
Rosario Resort & Spa	San Juan Islands, WA	Manage	127
The Pines Lodge	Beaver Creek, CO	Own	60
Casa Madrona Hotel & Spa	Sausalito, CA	Manage	63

Other Hotels:
Vail Marriott Mountain Resort[2]	Vail, CO	Own	349
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	37
Inn at Keystone	Keystone, CO	Own	103
The Great Divide	Breckenridge, CO	Own	208
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Inn at Beaver Creek	Beaver Creek, CO	Own	42
Ski Tip Lodge	Keystone, CO	Own	11
Ritz-Carlton, Bachelor Gulch[3]	Beaver Creek, CO	Own - 49%	238

[1] Snake River Lodge & Spa is a 51%-owned consolidated joint venture.
[2] The Company operates the Vail Marriott under a franchise agreement with Marriott International.
[3] The Company has a 49% equity-method investment in the joint venture that owns The Ritz-Carlton, Bachelor Gulch.

The Company's Lodging strategy is focused on building the RockResorts brand, primarily through providing additional management contracts with third party owned hotels, as a basis for creating an identity for its select unique luxury hotel properties across North America and at its world-class ski resort properties.  The Company believes this strategy will also serve as a platform for future growth and further diversification of the Company's revenue streams.  In addition, the Company's strategy seeks to complement and enhance the ski resort operations through the ownership and management of lodging properties in proximity to the ski resorts.

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upscale, mid-price and economy.  The service quality and level of accommodations of the Company's resort hotels place them in the luxury segment of the hotel market, which represents hotels achieving the highest average daily rates ("ADR") in the industry, and includes such brands as the Ritz-Carlton, Four Seasons and Westin hotels.  The luxury segment consists of approximately 575,000 rooms at over 1,500 properties worldwide as of July 2004, according to Smith Travel Research.  During fiscal 2004, the Company's owned hotels had an overall average ADR of $181.28 and paid occupancy rate of 43.3%, while the luxury industry segment's average for the same period was an ADR of $149.29 and paid occupancy rate of 65.4% (according to Smith Travel Research).  The highly seasonal nature of the Company's hotel properties results in lower average occupancy as compared to general industry experience.

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors.  The Company's properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels as well as facilities owned or managed by national and international chains, including such brands as Ritz-Carlton, Four Seasons, Westin, Hyatt, Hilton and Marriott.  The Company's lodging strategy, through RockResorts, is focused on the resort hotel niche within the luxury market.  The Company's properties also compete for convention and conference business across the national market.  The Company believes it is highly competitive in this niche for the following reasons:

All of the Company's hotels are located in highly desirable resort destinations.

The Company's hotel portfolio has achieved some of the most prestigious hotel designations in the world, including three hotels designated as Leading Hotels of the World, four designated as Preferred Hotels & Resorts, two designated Historic Hotels of America and one designated as a Small Luxury Hotel.  The Company has four properties and four hotel restaurants in its portfolio that are currently recognized as either Mobil 4-Star or AAA 4-Diamond resorts.

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

The Company has a central reservations system in Colorado which leverages off of its ski resort reservations system and has implemented the first phase of a web-based central reservation system that provides guests with the ability to plan their entire vacation online.  Non-Colorado properties are served by a central reservations system and global distribution system provided by a third party.

The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvements.  Capital funding for non-owned properties is provided by the owners of the properties.  Recent projects included the renovation of the lobby and guestrooms of the Vail Marriott, construction of a new spa and ballroom at The Equinox, renovation of Cheeca Lodge and the new restaurant at and expansion of Casa Madrona.  Planned projects include continued renovation of the guestrooms and lobby of The Lodge at Rancho Mirage and construction of a new spa at the Lodge at Vail in connection with the "New Dawn" project in Vail.

The Company promotes its luxury and resort hotels and seeks to maximize lodging revenues by using its marketing network initially established at the Company's resorts.  The Company's marketing network includes local, national and international travel relationships which provide the Company's central reservation systems with a significant volume of transient customers.  The hotels and the Company have an active sales force which generates conference and group business.

The Company also owns and operates GTLC, which was the Company's first resort with a predominantly summer operating season.  GTLC is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park (the "Park") under a concessionaire contract with the National Park Service, which is currently up for bid in the renewal process.  For more information regarding the renewal process of the concessionaire contract, refer to the Regulation and Legislation section below.  GTLC also owns the Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of the Park near Jackson, WY.  GTLC's operations within the Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are over 385 areas within the National Park System covering more than 84 million acres across the United States and its territories.  Of the over 385 areas, approximately 57 are classified as National Parks.  There are more than 500 National Park Service concessionaires, ranging from small privately-held businesses to large corporate conglomerates.  The National Park Service uses "recreation visits" to measure visitation within the National Park System.  In calendar 2003, areas designated as National Parks received over 88 million recreation visits.  The Park, which spans approximately 310,000 acres, had 2.4 million recreation visits during calendar 2003, or approximately 3% of total National Park recreation visits.  Four concessionaires provide accommodations within the Park, including GTLC.  GTLC offers three lodging options within the Park: Jackson Lake Lodge, a full-service, 385-room resort with conference facilities which can accommodate up to 700 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a family-oriented facility with 166 log cabins, 66 tent cabins, and a 112-space RV park.  GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments.  GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided park tours.  Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's resorts within the Park operate near full capacity during their operating season.

The Company is a minority partner in a joint venture that owns the Ritz-Carlton, Bachelor Gulch in Beaver Creek, which opened in November 2002.  The 238-room hotel features a 20,000 square foot spa and fitness center (owned by the Company), ski rental, retail space, restaurants, meeting space and an exclusive members' lounge for the Bachelor Gulch Club.  Twenty-three privately-owned luxury penthouse residences are located above the hotel.

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations).   In recent years, the Company has grown its golf business to help offset the seasonality by offering more off-season activities for the Company's lodging business, including group business.  The Company operates six golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone which was named one of the top 75 golf resorts by Golf Digest, The Jackson Hole Golf & Tennis Course which was ranked the top course in Wyoming and included in Golf Digest's 100 Greatest Public Courses, the Tom Fazio Course at Red Sky Ranch, which was ranked the fourth best course in Colorado and 90th in the U.S. in the 2004 Top 100 You Can Play by Golf Magazine and the Greg Norman Course at Red Sky Ranch was ranked the top course in Colorado and 25th in the U.S. in the 2004 Top 100 You Can Play by Golf Magazine and ranked one of the ten best new courses in 2004 by Golf Magazine.  Access to the highly ranked new Red Sky Ranch courses is limited to club members or guests of the Company's lodging properties, helping the Company drive summertime business to its golf courses.

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado and in Teton County, Wyoming.  The Company's real estate operations, through Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of the Company, include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings.  In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's mountain resort and lodging operations through (1) the creation of additional resort lodging which is available to guests, (2) the ability to control the architectural theming of the Company's resorts, (3) the creation of unique facilities and venues (primarily restaurant, retail and private club operations) which provide the Company with the opportunity to create new sources of recurring revenue and (4) the expansion of the Company's property management and commercial leasing operations, which are the preferred providers of these services for all developments on the Company's land.

In order to facilitate the sale of real estate development projects, the projects often include the construction of amenities for the benefit of the development, such as chairlifts, ski trails or golf courses.  While these mountain improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit mountain and lodging operations.  VRDC often seeks to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling developed and entitled land to third party developers for cash payments prior to the commencement of construction, while retaining approval of the development plans as well as an interest in the developer's profit.  The Company also typically retains the option to purchase at cost any retail/commercial space created in a development.  The Company is able to secure these benefits from third-party developers because of the high property values and strong demand associated with property in close proximity to the Company's mountain resort facilities.  In instances where the Company determines the business model warrants, the Company will undertake the risk of development itself, as is expected in certain of the projects in the Vail's New Dawn, Jackson Hole Golf and Breckenridge developments.

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

VRDC's current development activities are focused on (1) continued work on the Vail redevelopment, including the redevelopment of the Lionshead base area and other land holdings located within the Town of Vail, (2) the Jackson Hole area residential and golf development, (3) expansion of the Red Sky residential development, (4) two proposed developments at the base areas of Breckenridge Peaks 7 and 8 and (5) additional planning and development projects in and around each of the Company's resorts.

Employees

The Company currently employs approximately 3,870 year-round and 10,600 seasonal employees.  In addition, the Company employs approximately 900 year-round and 270 seasonal employees on behalf of the managed RockResorts properties.  As of the end of fiscal 2004, none of the Company's employees were unionized.  The Company considers employee relations to be good.

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

The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (2) Special Use Permits that are terminable at will by the Forest Service.  In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years.  These unified Special Use Permits were amended in 2003 to reflect the permit boundary maps and acreage amounts set forth in the new White River National Forest Plan.  Changes to the permit boundaries are not material to the Company's plans.  Vail Mountain operates under a unified permit for the use of 12,226 acres that expires October 31, 2031.  Breckenridge operates under a Term Special Use Permit for the use of 5,553 acres that expires on December 31, 2029.  Keystone operates under a Term Special Use Permit for the use of 8,376 acres that expires on December 31, 2032.  Beaver Creek Mountain Resort operates under a Term Special Use Permit for the use of 3,801 acres that expires on December 31, 2038.  Heavenly Ski Resort operates under a Ski Area Term Special Use Permit from the Forest Service, which covers 7,050 acres, is administered by the Lake Tahoe Basin Management Unit, and expires May 1, 2042.  In addition, Heavenly operates four separate base areas, all of which are located on Company-owned lands.

For use of the Special Use Permits, the Company pays a fee to the Forest Service ranging from 1.5% to 4.0% of sales occurring on Forest Service land.  Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise sales.

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

Federal Regulations, Company Proposals and Related Approvals

Certain of the Company's resort and lodging operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and U.S. Army Corps of Engineers approvals, discussed herein.  In particular, the Company's operations are subject to environmental laws and regulations, and compliance with such laws and regulations may require expenditures or modifications of the Company's development plans and operations in a manner that could have a detrimental effect on it.  There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect to the Company, or that material permits, licenses, or approvals will not be terminated, not be renewed or renewed on terms or interpreted in ways that are materially less favorable to the Company.  Although the Company believes that it will be successful in implementing its development plans and operations in ways satisfactory to it, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

Breckenridge Regulatory Matters

In August 1998, the Company received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. Part of the trail and mountain improvements on Peak 7 have been completed and the new trails were open for skiing for the 2001/02 ski season and direct lift service for the trails was provided in the 2002/03 ski season.  The Company has also received approval from the Forest Service to relocate a restaurant to a location on Peak 7 as well as for additional Peak 7 snowmaking.  To date, the Company has completed a small portion of the snowmaking work.

As part of the Peak 7 approval and development process, certain federal agencies expressed concern about the analysis of potential future development on private land that the Company owns at the base of Peak 7.  In response to an administrative appeal of the Forest Service approval decision by certain individuals and groups, the Regional Forester upheld the approval of the Peak 7 and 9 projects in November 1998.  The Forest Service subsequently reviewed the Company's proposed changes to develop gondola access to the Peak 7 base area and to move the lower terminal of the lift servicing the terrain and base area from public lands to private land owned by the Company.  Based on an interdisciplinary review of the proposed changes, the Forest Service determined in September 2000 that the new information and changes to the proposal did not require an update or revision of the 1998 Environmental Assessment or decision notice.

The U.S. Army Corps of Engineers considered the development of the base facilities on private land and the ski area improvements on public land as combined actions and issued one permit for the combined projects.  The permit contains strict conditions related to the permissible impact to wetlands connected with the real estate project.  In May 2002, the Company signed a Preliminary Agreement with the Town of Breckenridge, which allows the Company to proceed with the review of the Master Plan with specified density.  In September 2002, the town approved a Development Agreement which allowed the Planning Commission to review the Company's Master Plan amendment with certain components that would otherwise have varied from the town's Development Code.  The amended Master Plan was approved by the Town of Breckenridge in June 2003.

Finally, the Company has submitted a proposal to the Forest Service for the construction of a chairlift to the summit of Peak 8.  This proposal is subject to review and approval by the Forest Service and would eventually involve environmental analyses.

Keystone Regulatory Matters

In 1997, the Company sought approval from the Forest Service and other agencies to develop chairlifts, associated skiing terrain and snowmaking in Jones Gulch, which is located within the current Keystone permit area.  In April 2002, the Company modified the area of its requested development known as the Ski Tip Portal.  This development will be the subject of an environmental review.  The initial issues include the potential effect of the expansion on wildlife and water quality, and it is possible that the future resolution of these issues could affect whether, in what form, and under what conditions the project is approved.  In December 1998, the U.S. Army Corps of Engineers notified Keystone that it had preliminarily determined that the wetlands permit for Keystone's snowmaking diversion limits such diversions to 550 acre-feet annually.  The Company requested that the permit be modified to allow Keystone to withdraw up to 1,350 acre-feet annually for snowmaking and, in April 2000, the U.S. Army Corps of Engineers approved the Company's request, subject to certain conditions which the Company believes can be satisfied.  In March 2000, the Company announced that Keystone and the Forest Service would conduct a joint water quality study of snowmaking at Keystone.  The study was completed and indicated that levels of tested metals were within applicable Colorado state water quality standards.  Since then, Keystone has agreed to conduct further water quality tests and a use attainability analysis for the Colorado Water Quality Control Commission (the "Commission").  Recently, the Commission adopted a regulation which rejected proposals to add four streams at Keystone mountain to the list of Colorado streams which do not achieve water quality standards.  The regulation is currently under review by the U.S. Environmental Protection Agency.

Vail and Beaver Creek Regulatory Matters

In the spring of 2000, the Company submitted a proposal to the Forest Service concerning additional snowmaking on Vail Mountain and a race facility expansion at Vail's Golden Peak.  The Company withdrew this proposal in lieu of plans to make a new proposal.  The Company intends to submit, after resolution of the White River National Forest Plan appeals process, a proposal to combine additional snowmaking and race facilities at Golden Peak, with a new master plan for the "front side" of Vail Mountain.  Also, the Company is in the process of a land exchange with the Forest Service involving land at the Vail Village base area in connection with the Company's "New Dawn" development projects.  The Company has also submitted a proposal to the Forest Service to install a new chair lift in Vail's Sundown Bowl and to upgrade the existing Chair 5 to a high-speed, detachable quad chair lift.  This proposal has been put on hold for the time being.  In addition, the Company submitted a separate proposal to the Forest Service concerning the construction of a proposed gondola from the Town of Avon to Beaver Creek Mountain (the "Gondola Proposal"), a portion of which would cross public lands on Beaver Creek Mountain within the Company's existing permit boundaries.  The Gondola Proposal was approved by the Forest Service through an Environmental Assessment.  In 2003, the Company modified the Gondola Proposal, replacing the gondola with two separate chairlifts which will carry guests from the bottom of Bachelor Gulch to Beaver Creek Mountain.  This modification was approved by the Forest Service and the two chairlifts will be completed by the end of calendar 2004.

Revision of Forest Plan

The Record of Decision (the "ROD") approving the new White River National Forest Land Resource Management Plan (the "Forest Plan") was issued by the Forest Service in April of 2002.  The Forest Plan regulates recreational, operational and development activities on White River National Forest lands, which include the Company's four Colorado ski resorts.  The ROD was appealed to the Chief of the Forest Service by the Company and several other interested parties, including environmental groups holding positions opposite to those of the Company.  The Chief's decision on the appeals was issued on September 22, 2004, and is final unless modified by the Secretary of Agriculture.  The Company is currently reviewing the decision and while such review is not complete, the Company prevailed on some important issues.

Any appellant may file an action for judicial review of the final decision in Federal Court.  A court would review the final decision based on the administrative record and the agency’s conclusions would receive deference.  It is impossible at this time to predict whether an action for judicial review will be filed, and if so, whether the resolution of it would have a material adverse impact on the Company.

Settlement of EPA Wetland Case

On June 3, 2004, the U.S. District Court for the District Court of Colorado approved the Consent Decree previously entered into, in October 2003, between the Company and the United States of America, Department of Justice, on behalf of the U.S. Environmental Protection Agency ("EPA"), to settle the alleged violation of the Clean Water Act in 1999 by the Company.  The alleged violation involved the discharge, without a permit, of fill material into less than one acre of wetlands in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at Vail ski area.

The Company has completed the restoration work on the wetland impact, subject to continuing monitoring/restoration work over the next several years, pursuant to the Amended and Restated Restoration Plan (which is part of the Consent Decree).  Pursuant to the terms of the Consent Decree, the Company paid a civil fine of $80,100 in July 2004.  The Consent Decree also provides for certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other future non-compliance with the Consent Decree.  The Consent Decree constitutes a full and final settlement of the United States' claims against the Company under the Clean Water Act regarding the 1999 matter.

Heavenly Regulatory Matters

Prior to the Company's acquisition of Heavenly, the State of California Regional Water Quality Control Board, Lahontan Region ("Lahontan") and the El Dorado County Department of Environmental Management required Heavenly's prior owner to conduct an environmental compliance cleanup at a vehicle maintenance facility at Heavenly.  This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998.  All cleanup work has been completed in accordance with the approved work plan and a new underground vault, piping and overflow protection system was installed to prevent any further releases.  A final report was prepared by the Company's remediation consultant, URS Corporation, and was submitted on March 31, 2003 to the above two agencies.  The Company has now received a response from Lahontan that requires additional groundwater sampling in April, May, and June 2005 from existing monitoring wells and submission of a report indicating the results therefrom.  The Company and URS fully expect the results from such sampling to be negative (no contamination) and to thereafter receive a closure letter from Lahontan.  Further, the Company expects to receive formal confirmation of El Dorado County's concurrence with Lahontan's directive on this matter by approximately April 2005.

In March 2003, Heavenly received a two-year extension for the submittal of the final site development plan for the 120-unit Planned Development at Stagecoach Lodge in Douglas County, Nevada, which was originally approved in 2000.  The extension was granted by the Douglas County Board of County Commissioners and is valid until February 2005.

Also in March 2003, Heavenly received an allocation of 55 water units (each water unit equals approximately 500 gallons/day) for the same Stagecoach Lodge Planned Development project from the Kingsbury General Improvement District ("KGID").  KGID is the water and sewer district that services the Stagecoach Lodge.  Water allocation units for this service area are limited by the State of Nevada.  However, based on KGID's gallons/day consumptive use formula, the 55 water allocation units are sufficient to serve the 120 units approved by Douglas County.

In July 2003, Heavenly received updated waste discharge requirements ("WDRs") for all lands and facilities within the resort which are located within the State of California.  This includes National Forest lands as well as fee-owned lands.  The approval was given by the State of California Water Resources Control Board, Lahontan Region.  The approved WDRs will permit Heavenly to continue winter and summer operations and to continue with implementation of the approved Ski Area Master Plan.  WDRs are normally valid for ten years.

In 1996, the Heavenly Ski Area Master Plan ("Master Plan") was approved by the Forest Service, the Tahoe Regional Planning Agency and the underlying units of local government with jurisdiction.  Heavenly is preparing an update to the Master Plan which requests revisions to permit new and upgraded trails, lifts, snowmaking, lodges and other facilities ("Master Plan Update").  In 2004, Heavenly will submit this Master Plan Update to the agencies that approved the original Master Plan in 1996.  The review and approval process is expected to commence and conclude in 2005.

GTLC Concession Contract Process

GTLC operates three resort properties within the Park under a concession contract with the National Park Service that expired on December 31, 2002.  This contract was extended for two years through December 31, 2004, or until such time a new contract is awarded, whichever comes first.  The new contract for this concession is subject to a competitive bidding process under the rules promulgated to implement the concession provisions of the National Park Omnibus Management Act of 1998.  The bidding and renewal process was expected to occur in early to mid-2004 but has been delayed and the Company anticipates receiving another extension of its existing contract for at least one year.  The Company cannot predict or guarantee the prospects for success in award of a new contract, although the Company believes GTLC is well positioned to obtain a new concession contract on satisfactory terms.  In the event GTLC is not the successful bidder for the new concession contract, under the existing contract GTLC is required to sell to the new concessionaire its "possessory interest" in improvements and its other property used in connection with the concession operations.  GTLC would then be entitled to receive compensation from the successful bidder for the value of its "possessory interest" in the assets.  Under an amendment to the contract, in the summer of 2003, GTLC and the National Park Service have agreed upon the possessory interest value to be contained in the prospectus soliciting bids for the contract.

Available Information

The Company's SEC information, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act") are available free of charge on the Company's corporate website (www.vailresorts.com) as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC.  In addition, the Company's Code of Ethics is available on its website.  No content of the Company's corporate website is incorporated by reference herein.  Copies of any materials the Company files with the SEC can be obtained at www.sec.gov or at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company for use in its operations:

                        Location

           Ownership

                                   Use

Arrowhead Mountain, CO	Owned	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Avon, CO	Owned	Real estate held for sale or development
Avon, CO	Owned	Warehouse and commercial facility
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	Special Use Permit	Ski trails
Beaver Creek Resort, CO	Owned	Golf course, commercial space, employee housing and residential spaces
Breckenridge Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Breckenridge Mountain, CO (5,553 acres)	Special Use Permit	Ski trails
Colter Bay Village, WY	Concessionaire contract	Lodging, dining
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Valley Ski Resort, CA	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Heavenly Mountain, CA (7,050 acres)	Special Use Permit	Ski trails
Inn at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf and Tennis Club, WY	Owned	Golf course, tennis facilities, dining, real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining, conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging, dining
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, dining and conference facilities
Keystone Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Keystone Mountain, CO (8,376 acres)	Special Use Permit	Ski trails
Keystone Ranch, CO	Owned	Golf course and restaurant facilities
Keystone Resort, CO	Owned	Resort operations, dining, commercial space, conference facilities, real estate held for sale or development
Red Sky Ranch, CO	Owned	Golf course and real estate held for sale and development
River Course at Keystone, CO	Owned	Golf course and club
Seasons at Avon, CO	Leased/50% owned	Corporate offices
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Snake River Lodge & Spa, WY	51%-owned	Lodging, dining, conference and spa facilities
The Lodge at Rancho Mirage, CA	Owned	Lodging, dining, golf, spa facilities, conference facilities
The Lodge at Vail, CO	Owned	Lodging, dining and conference facilities, real estate held for sale or development
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining, conference facilities
The Ritz-Carlton, Bachelor Gulch, CO	49%-owned	Lodging, dining, conference and spa facilities
Vail Marriott Mountain Resort, CO	Owned	Lodging, dining, conference and spa facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Vail Mountain, CO (12,226 acres)	Special Use Permit	Ski resort operations, including ski lifts, trails, buildings and other improvements
Village at Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	51.90%-owned	Over 100 retail stores for recreational products

The Vail and Beaver Creek Forest Service Permits are encumbered under the Eagle County Industrial Development Bonds.  Many of the Company's properties are used across all segments in complementary and interdependent ways.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and accrued loss contingencies for all known matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

SEC Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs.

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company.  In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs.  In November 2003, the SEC issued an additional subpoena to the Company to produce documents related primarily to the restated items included in the Company's Form 10-K for the year ended July 31, 2003.  In April and June 2004, the SEC issued additional subpoenas to the Company and made, and continues to make, voluntary requests to the Company to provide documents and information primarily related to further information on prior requests, as well as other items.  Certain current and former officers and employees of the Company have appeared or are expected to appear for testimony before the SEC pursuant to subpoena.  The Company is fully cooperating with the SEC in its investigation.

Settlement of EPA Wetland Case

On June 3, 2004, the U.S. District Court for the District Court of Colorado approved the Consent Decree previously entered into, in October 2003, between the Company and the United States of America, Department of Justice, on behalf of the EPA, to settle the alleged violation of the Clean Water Act in 1999 by the Company.  The alleged violation involved the discharge, without a permit, of fill material into less than one acre of wetlands in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at the Vail ski area.

The Company has completed the restoration work on the wetland impact, subject to continuing monitoring/restoration work over the next several years, pursuant to the Amended and Restated Restoration Plan (which is part of the Consent Decree).  Pursuant to the terms of the Consent Decree, the Company paid a civil fine of $80,100 in July 2004.  The Consent Decree also provides for certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other future non-compliance with the Consent Decree.  The Consent Decree constitutes a full and final settlement of the United States' claims against the Company under the Clean Water Act regarding the 1999 matter.

Settlement of Keystone/Intrawest LLC-Delaware Court

In December 2003, the parties jointly stipulated to dismiss with prejudice the Company's suit in Delaware Chancery court against the Intrawest member of the Keystone/Intrawest LLC ("KRED") real estate joint venture.  In connection with the settlement, the joint venture distributed a majority of its assets to its members.  For further information regarding this matter, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Wyoming Cases

As previously disclosed, four of the Company's subsidiaries (JHL&S, LLC d/b/a/ Snake River Lodge & Spa ("SRL&S"), Teton Hospitality Services, Inc., GTLC and VRDC) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02‑CV‑17J, 02‑CV‑16J) in July 2002.

At a mediation held on September 29 and 30, 2004 before a magistrate judge in the federal district court for Wyoming, the parties agreed to a final settlement of the matter.  The settlement amount is fully insured.

The case arose out of an August 2, 2001 carbon monoxide accident in a hotel room at SRL&S in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and injuries to his wife.  One lawsuit was a wrongful death action on behalf of the estate of the deceased; the other was a personal injury action on the part of his wife, including alleged brain damage.

The complaints alleged negligence on the part of each defendant and sought damages, including punitive damages.  The two cases were consolidated and tried from mid-November to mid-December 2003.  On December 16, 2003, the jury rendered a total verdict of $17.5 million in compensatory damages in both cases.  No punitive damages were awarded in either case against any defendants.  SRL&S (formally known as JHL&S, LLC), a 51% subsidiary of the Company, was found by the jury to be 47.5% responsible for the damages, for a total of approximately $8.3 million.  Two local Jackson Hole area contractors not party to the trial were found to be collectively 52.5% responsible.  The jury rendered a verdict in favor of all of the Company's other subsidiaries who were defendants in the case.  On March 9, 2004, the court ruled in favor of the Company's motion that JHL&S, LLC is not, as a matter of law, vicariously liable for the 52.5% of the verdicts for which the jury found the third party contractors to be responsible.  Subsequently, plaintiffs filed a motion for reconsideration of the ruling; that motion was pending at the time of the settlement of the case on September 30, 2004.  Pursuant to the terms of the settlement, the cases will be dismissed with prejudice against SRL&S and all defendants.

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

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

The Company became aware of water intrusion and condensation problems causing mold damage in the 17 building, employee housing facility owned by Breckenridge Terrace, LLC ("Breckenridge Terrace"), an employee housing entity in which the Company is a member and the manager.  As a result, the facility was not available for occupancy for the 2003/04 ski season.  While each building was affected to a different extent, all buildings at the facility required mold remediation and reconstruction and this work began in the third quarter of fiscal 2004.

Outside forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects.   In accordance with Colorado law, Breckenridge Terrace served separate Notice of Claims letters outlining the defects with the general contractor, architect and developer.  These third parties denied these claims, and Breckenridge Terrace filed a demand for binding arbitration in June 2004.  No arbitration hearing date has been set.  Also, Breckenridge Terrace filed claims with the relevant insurance carriers but these claims have been initially denied.   Recoveries, if any, of any portion of the remediation and reconstruction liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when their receipt is deemed probable.  The Company member of the LLC has agreed to loan to Breckenridge Terrace (a consolidated entity) the necessary funds to complete the necessary remediation work.  See Note 13, Mold Remediation, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, for more information regarding mold remediation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MTN".  The Company's Class A Common Stock is not listed on any exchange and is not publicly traded.  Class A Common Stock is convertible into Common Stock.   As of September 22, 2004, 35,337,662 shares of common stock were issued and outstanding, of which 6,114,834 shares were Class A Common Stock held by approximately three holders and 29,222,828 shares were Common Stock held by approximately 540 holders of record.

Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of Common Stock held, the Company has never paid nor declared a cash dividend on its Common Stock or Class A Common Stock.  The declaration of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, restrictions under debt instruments and on other factors deemed relevant by the Board of Directors at that time.  It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business and the Company does not anticipate paying any cash dividends on its shares of Common Stock or Class A Common Stock in the foreseeable future.

The following table sets forth, for the fiscal years ended July 31, 2004 and 2003, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of Vail Resorts, Inc. Common Stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2004
1st Quarter	$ 16.10	$ 12.35
2nd Quarter	18.30	12.97
3rd Quarter	18.24	15.50
4th Quarter	19.65	13.73

Year Ended July 31, 2003
1st Quarter	$ 17.15	$ 12.23
2nd Quarter	18.40	13.72
3rd Quarter	14.01	10.19
4th Quarter	14.69	10.50

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company's equity compensation plans as of July 31, 2004:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders (1)	4,453	$18.32	2,023
Equity compensation plans not approved by security holders	--	--	--
Total	4,453	$18.32	2,023

(1)	Columns (a) and (b) do not include 59,500 shares of restricted stock which are subject to vesting over the next two years.

The Company's stock-based compensation plans are described in Note 19, Stock Compensation Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company, derived from the Company's consolidated financial statements for the periods indicated.  The financial data for the fiscal years ended July 31, 2004, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K.  The table presented below is unaudited.  The data presented below are in thousands, except per share, effective ticket price and resort revenue per skier visit amounts.

	Fiscal Year Ended July 31,
	2004(1)	2003(1)	2002(1)	2001(1)	2000

Statement of Operations Data:
Revenue:
Mountain	$ 500,436	$ 464,104	$ 396,572	$ 391,373	$ 373,786
Lodging	176,334	165,893	154,834	124,207	116,610
Real estate	45,123	80,401	63,854	28,200	48,660
Total net revenue	721,893	710,398	615,260	543,780	539,056
Operating expenses:
Mountain	368,984	366,442	305,299	299,414	284,136
Lodging	161,124	154,961	140,856	109,664	103,570
Real estate	16,790	66,642	51,326	23,110	42,066
Gain on transfer of property, net	(2,146)	--	--	--	--
Depreciation and amortization	86,377	82,242	68,480	65,580	61,748
Asset impairment charge	1,108	4,830	--	--	--
Mold remediation charge	5,500	--	--	--	--
Loss on disposal of fixed assets, net	2,345	794	226	143	104
Total operating expenses	640,082	675,911	566,187	497,911	491,624
Income from operations	81,811	34,487	49,073	45,869	47,432
Mountain equity investment income, net	1,376	1,009	1,748	1,084	2,010
Lodging equity investment loss, net	(3,432)	(5,995)	(57)	(1,352)	--
Real estate equity investment income, net	460	3,962	2,744	7,043	3,024
Loss on extinguishment of debt	(37,084)	--	--	--	--
Interest expense	(47,479)	(50,001)	(38,788)	(31,735)	(35,047)
Income (loss) before cumulative effect of change in accounting principle(2)	(5,959)	(8,527)	8,758	11,452	9,996
Net income (loss)	(5,959)	(8,527)	7,050	11,452	9,996
Diluted per share income (loss) before cumulative effect of change in accounting principle(2)	$ (0.17)	$ (0.24)	$ 0.25	$ 0.33	$ 0.29
Diluted per share net income (loss)	$ (0.17)	$ (0.24)	$ 0.20	$ 0.33	$ 0.29
Other Data:

Mountain

Skier visits(3)	5,636	5,730	4,732	4,975	4,595
Effective ticket price ("ETP") (4)	$ 37.80	$ 34.23	$ 34.22	$ 31.98	$ 31.24

Resort

Resort revenue per skier visit(5)	$ 108.88	$ 99.18	$ 106.53	$ 97.67	$ 100.96

Real Estate

Real estate held for sale and investment(6)	134,548	123,223	161,778	159,177	147,172

Other Balance Sheet Data

Total assets	1,533,957	1,455,442	1,449,026	1,188,546	1,135,596
Long-term debt (including current maturities)	625,803	584,151	602,786	388,380	394,235
Stockholders' equity	$ 491,163	$ 496,246	$ 504,004	$ 494,000	$ 475,791

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)

The Company has made several acquisitions which impact comparability between years during the past five years: Heavenly Ski Resort (acquired in May 2002), Vail Marriott (acquired in December 2001), The Lodge at Rancho Mirage (acquired in November 2001), RockResorts (acquired in November 2001), Resort Technology Partners, LLC (acquired in March 2001) and SRL&S (acquired in December 2000).  See "Management's Discussion and Analysis" included in Item 7 of this report on Form 10-K for information regarding the fiscal 2002 acquisitions.  In addition, the Company consolidated several entities in fiscal 2004 as a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, Revised" ("FIN 46R").  See Note 7 Variable Interest Entities, of the Notes to Consolidated Financial Statements included in Item 8 of this report on Form 10-K for information regarding the entities consolidated under FIN 46R.  A discussion of the impacts of consolidation of these entities is included in "Management's Discussion and Analysis"included in Item 7 of this report on Form 10-K. In addition, see Note 21 Acquisitions and Business Combinations, of the Notes to Consolidated Financial Statements included in Item 8 of this report on Form 10-K for more information regarding these acquisitions.

(2)

The Company recorded a goodwill impairment charge in connection with the implementation of SFAS No. 142 associated with the Village at Breckenridge of $1.7 million, net of income taxes, in the first quarter of fiscal 2002, which was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

(3)	A skier visit represents one guest accessing a ski mountain for all or any part of a day or night and includes both paid and complimentary tickets and ski passes.
(4)	ETP is defined as lift ticket revenue divided by total skier visits.
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

Overview

Segment operating results for mountain, lodging and real estate in fiscal 2004 significantly exceeded fiscal 2003 and fiscal 2002 results.  However, the Company recorded a net loss in fiscal 2004 of $6.0 million, which included a $37.1 million pre-tax charge related to the retirement of the 8.75% Notes and a $5.5 million pre-tax charge related to the mold remediation efforts at Breckenridge Terrace.

Fiscal 2004 Resort segment revenue (Mountain and Lodging segments combined) increased 7.4% and Resort segment operating results increased 39.6% over the same period last year while operating in a more normalized macro-economic environment and with the travel industry gaining momentum.  The Company achieved higher effective ticket prices and increased revenues in ancillary businesses such as ski school, retail/rental and food and beverage, benefiting from increased "destination" (international and out of state) visitors as well as increased group and corporate business which bolstered both Mountain and Lodging revenues.  Season pass revenues improved 14.4% as compared to fiscal 2003.  Despite below average snowfall in the peak revenue producing month of March, which negatively impacted third quarter skier visits, both Beaver Creek and Heavenly had record skier visits for the 2003/04 season, and all of the Company's ski resorts except Keystone had record revenues. In addition, the leap year provided an extra day of peak season operations.

The Real estate segment's performance exceeded expectations for fiscal 2004, due largely to the relief of a $15.1 million liability related to Smith Creek Metropolitan District ("SCMD") capital improvement fees (the offset was recorded as a reduction of real estate operating expense) as a result of Bachelor Gulch Metropolitan District's ("BGMD") bond issuance in the third quarter of fiscal 2004, the proceeds of which were used to completely pay off all of SCMD's outstanding bonds.  For more information regarding the metropolitan districts, see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Included in each segment's operating results is the favorable impact of the Company's previously announced $25.0 million cost reduction plan.  The Company's cost cutting measures included segment specific cost reductions as well as corporate expense reductions which were included in the segments' operating results as all the overall corporate selling, general & administrative expenses ("SG&A") is allocated to the segments.  Among these measures, the Company mitigated increasing medical costs by modifying insurance eligibility requirements and by working with health care providers to negotiate more favorable rates.  The Company also implemented a mandatory time off program for full time employees.  This reduction to the Company's cost structure partially offset cost increases associated with annual wage adjustments and inflation incurred in the normal course of business.  The Company's cost savings also helped offset approximately $2.2 million of Sarbanes-Oxley compliance costs incurred in fiscal 2004 and increased accounting/finance departmental costs due to the addition of resources.  In fiscal 2004, the Company also incurred increased incentive compensation expense for the year of $6.5 million, as a result of the strong segment operating performance for fiscal 2004, which was partially counter-balanced by the non-recurrence of certain non-cash executive compensation expenses, totaling approximately $3.5 million, which were recorded in fiscal 2003 (see Note 18, Non-Cash Deferred Compensation, of the Notes to Consolidated Financial Statements).

In addition to the items discussed above regarding segment operating results, the following items have impacted the Company's fiscal 2004 financial results:

charges of $37.1 million related to the extinguishment of the Company's 8.75% Notes; which were replaced by the 6.75% Notes (see Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements);

a mold remediation charge of $5.5 million related to estimated costs for the correction of the water intrusion and condensation problems at the Breckenridge Terrace employee housing facility (see Note 13, Mold Remediation, of the Notes to Consolidated Financial Statements);

a net loss of $2.3 million on disposal of fixed assets related primarily to winter employee uniforms which were replaced in the current fiscal year as the result of a new strategic alliance, the replacement of two lifts at Heavenly as part of the Company's previously announced capital improvement plans for the resort and vehicle disposals at Heavenly;

asset impairment charges of $1.1 million related to the write-off of costs for a previously proposed Beaver Creek gondola project which was replaced by a plan to install two new high-speed chairlifts, and the abandonment of a project to relocate Beaver Creek's maintenance facilities in lieu of choosing an alternative location and the write-down of a warehouse facility (see Note 9, Impairment Charges, of the Notes to Consolidated Financial Statements); and

a net increase in the fair value of the put options resulting in a fiscal 2004 loss of $1.9 million (see Note 8, Put and Call Options, of the Notes to Consolidated Financial Statements, for more information regarding the Company's put options) and a $4 million charge related to the minority interests in the net income of consolidated subsidiaries due primarily to improved net income at SSV.

Trends, Risks and Uncertainties

The Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

In connection with the issuance of the 6.75% Notes and the extinguishment of the 8.75% Notes (which resulted in a charge of $37.1 million in fiscal 2004), the Company has extended the maturity date on its senior subordinated debts from fiscal 2009 to fiscal 2014.  Additionally, the Company expects that the debt transactions should result in annual interest savings in excess of $5 million for at least each of the next five years.  As a result, the Company does not anticipate it will incur potential losses from the extinguishment of debt for the next several years.

The Company budgeted $61.9 million for calendar 2004 capital improvements primarily related to the Company's mountain and lodging properties, through which the Company plans to continue to improve the quality of its resort experience so that it can continue to charge a premium price.  Planned projects are discussed in more detail in "Liquidity and Capital Resources". As of July 31, 2004, the Company has spent approximately $16.8 million of the calendar 2004 budgeted capital.  The Company has not yet finalized a capital budget for calendar 2005; however, at this time it anticipates resort spending will be consistent with the level of calendar 2004 capital spending.

The Company has budgeted $72.4 million for calendar 2004 investments in real estate, and is proceeding as planned (subject to continuing necessary approvals) with its real estate development projects, including the "New Dawn" redevelopment at Vail and residential development at Jackson Hole Golf & Tennis Club, although such plans are subject to potential delays or revisions.  Based on current real estate development plans, the Company believes it could finance such projects within its existing Credit Facility or through other financing sources including project specific financing which the Company believes is readily available.  As of July 31, 2004, the Company has spent approximately $16.7 million of the calendar 2004 budgeted capital.  Based on the status of several specific projects, the Company anticipates it will continue to spend significant amounts over the next several years; however, the revenue the Company anticipates to derive from these activities should also significantly exceed historical levels.

Guests continue to book reservations closer in to the date of travel, which makes it more difficult to forecast occupancy trends.

The timing and amount of snowfall has a direct impact on skier visits, particularly with respect to in-state skiers.  To mitigate this impact, the Company focuses efforts on sales of season passes.  The Company raised prices on these products for the 2003/04 ski season, and season pass revenues increased 14.4% over sales for the 2002/03 ski season.  Similarly, the Company raised prices for the 2004/05 season and early signs indicate favorable trends in volume and dollars.

Remediation of the mold problem at Breckenridge Terrace continues, and while the Company's estimates are based on currently available data, actual costs could vary materially (favorably or unfavorably) from current estimates.   The Company anticipates the facility will be available for occupancy for the beginning of the 2004/05 ski season.

The Company may not be able to sustain the cost savings achieved in fiscal 2004 in future years, or these cost savings could be outweighed by cost increases in other areas.

Due to industry consolidation, the Company may continue to be subject to pricing pressure at certain of its ski resorts.

The Company continues to evaluate strategic acquisitions and dispositions, although no definitive agreements currently exist.

The Company is actively pursuing additional hotel management contracts under the RockResorts brand, which is key to the Company's growth strategy for its lodging segment.  Management has not acquired new management contracts on additional properties, although the Company did obtain a new long term management contract at Cheeca Lodge & Spa at the time of an ownership change of the property in fiscal 2003.  Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts.  Under the RockResorts hotel management contracts (for the non-Company owned RockResorts hotels), the hotel owner may sell its interest at any time; however, the Company holds a right of first offer to purchase the hotel.  If the Company waives its right to purchase the hotel, and the buyer does not assume the management contract, the management contract will be terminated and the hotel owner shall pay RockResorts a termination fee equal to (a) the yearly management fees earned by RockResorts multiplied by (b) the lesser of (i) three and (ii) the number of years remaining until expiration of the management contract.

The Company operates its ski areas under various Forest Service permits, which are subject to periodic modification, which can impact how the Company operates and develops its ski areas.  There can be no assurances that future changes and modifications to the permits that the Company operates under will not have a material adverse impact to the Company.

The Company operates the GTLC resort properties under a concession contract with the National Park Service ("NPS") that expired on December 31, 2002 and which has been extended until such time that a new contract is awarded.  The Company believes it is well positioned to obtain a new concession contract on satisfactory terms; however, the Company cannot predict or guarantee its success.  If the Company were not successful in obtaining a new contract with the NPS, it would be entitled to be compensated by the successful bidder for the value of its "possessory interest" in the assets.  However, the loss of this contract, if it were to happen, could impact the future results of the Lodging segment.

The Company generally pre-sells residential units to ensure the economic viability of a development.  Pre-sales require the buyer to provide an earnest money deposit to the Company, which is refundable to the buyer should the Company fail to complete the related development.  Real estate deposits recorded as liabilities on the Company's books were $23.8 million and $3.2 million as of July 31, 2004 and 2003, respectively.

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

The timing of major holidays can impact vacation patterns, and as such can impact visitation at the Company's ski resorts.  In fiscal 2005, Christmas falls on a Saturday, which could result in softer visitation for this holiday period as compared to prior years.  However, Easter falls in March in 2005, which management anticipates will be favorable versus 2004's mid-April Easter holiday.  In addition, 2004 was a leap year, which provided an extra day of peak season operations.

The Company uses estimates to record certain reserves (including, but not limited to, self-insured medical and workers' compensation reserves, legal liability reserves and income tax reserves).  If actual results vary significantly from such estimates, or if future trends are not indicative of historical experience, the Company's results from operations could be materially impacted (see Critical Accounting Policies for more information regarding these reserve estimates).

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Results of Operations

Presented below is a more detailed analysis and comparative data regarding the Company's results of operations for the fiscal years ended July 31, 2004, 2003 and 2002.  The following analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address a non-GAAP measure, Reported EBITDA (defined as segment net revenues less segment specific operating expenses plus gain on transfer of property, as applicable, plus segment equity income), in the following discussion because management considers this measurement to be a significant indication of the Company's financial performance.  The Company evaluates performance and allocates resources to its segments based on Reported EBITDA.  Refer to the end of the Results of Operations section or Note 14, Segment Information, of the Notes to Consolidated Financial Statements for a reconciliation of Reported EBITDA to Income (loss) before benefit (provision) for income taxes.

Reported EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States.  Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance.  Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Because Reported EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies

Mountain Segment

Mountain segment operating results for the fiscal years ended July 31, 2004, 2003 and 2002 are presented by category as follows (in thousands, except ETP amounts):

	Fiscal Year Ended July 31,			Percentage Change
	2004	2003	2002	Increase/(Decrease)
	----------(unaudited)----------			2004/2003	2003/2002

Lift tickets	$ 213,059	$ 196,150	$ 161,923	8.6%	21.1%
Ski school	58,526	55,392	46,000	5.7%	20.4%
Dining	51,511	48,333	42,003	6.6%	15.1%
Retail/rental	115,044	107,714	94,982	6.8%	13.4%
Other	62,296	56,515	51,664	10.2%	9.4%
Total Mountain net operating revenue	500,436	464,104	396,572	7.8%	17.0%

Total Mountain operating expense	368,984	366,442	305,299	0.7%	20.0%
Mountain equity income, net	1,376	1,009	1,748	36.4%	(42.3)%
Total Mountain Reported EBITDA	$ 132,828	$ 98,671	$ 93,021	34.6%	6.1%

Total skier visits	5,636	5,730	4,732	(1.6)%	21.1%

ETP	$ 37.80	$ 34.23	$ 34.22	10.4%	0.0%

Mountain segment operating revenues and Reported EBITDA have increased significantly since fiscal 2002.  In fiscal 2004, Mountain Reported EBITDA increased 34.6% over fiscal 2003, as increased lift revenues, driven by a 10.4% improvement in ETP, and commensurate increases in all ancillary revenue categories were combined with only a 0.7% increase in operating expenses, driven by the cost cutting initiatives and the low variable cost nature of the mountain business.  From fiscal 2002 to fiscal 2003, Mountain Reported EBITDA increased by 6.1% driven primarily by the acquisition of Heavenly in June 2002.

In fiscal 2004, ETP, which is calculated by dividing lift ticket revenue by total skier visits, grew over fiscal 2003 due to a combination of increased skier visitation in the "destination" guest demographic, price increases and a decline in average days skied by season pass holders.  During fiscal 2004, the U.S. travel industry began to recover from the effects of the terrorist attacks of September 11, 2001 and the Iraqi War in fiscal 2003.  As a result, the skier visit mix changed in fiscal 2004 compared to the two prior fiscal years as more out-of-state and international guests, who typically pay higher prices for lift ticket products, visited the Company's ski resorts.  In addition to the skier visit mix change, the Company is able to charge premium prices for its premier products, and as such, has been able to implement price increases across the board in its lift ticket products.  Lastly, while fiscal 2004 season pass revenues increased 14.4% over fiscal 2003, season pass holder visitation decreased 3.4%.  The combination of increased season pass revenues and decreased visitation drove season pass ETP up 18.4%.  The decline in year-over-year season pass visitation, attributed to the unusually warm temperatures in the month of March, is the primary reason for the decrease in overall skier visits from fiscal 2003 to fiscal 2004.  In fiscal 2003, ETP was flat compared to fiscal 2002 due to the significant downturn in the destination travel industry as a result of the September 11, 2001 terrorist attacks and the Iraqi War which began in March 2003, typically the Company's peak operating month.

The increase in destination guest visitation at the Company's ski resorts favorably impacted the entire Mountain segment in fiscal 2004 as, in addition to buying higher priced lift ticket products, destination guests generally spend more on ancillary services such as ski school, dining and retail/rental.  SSV's operations saw significant improvements in fiscal 2004, due to the improved destination mix discussed above as well as maturation of the market at the Ritz-Carlton, Bachelor Gulch and improved performance at Heavenly.

Fiscal 2003 revenues and skier visits were heavily influenced by the acquisition of Heavenly in June 2002.  The Company has been able to successfully integrate and improve upon the ski resort's operations since the acquisition.  In fiscal 2002, the Heavenly acquisition resulted in losses for the Mountain segment due to the timing of the acquisition during the resort's off season.  Fiscal 2003 benefited from a full year of operations, and fiscal 2004 saw further growth from Heavenly due to capital improvements completed by the Company and implementation of the Company's management strategy at the resort.

A significant portion of the Mountain segment's operating expenses are fixed costs, with little variability as sales volumes increase or decrease.  In fiscal 2004, the Company changed its cost structure to decrease the amount of fixed costs in the Mountain segment through staffing changes, reduced marketing costs, changes in summer trail maintenance and more closely monitoring the hours of certain dining establishments.  The Mountain segment also benefited from cost reductions realized in corporate SG&A expenses.  These changes to the cost structure helped offset normal cost increases associated with inflation, payroll increases and energy prices as well as increased incentive compensation. In fiscal 2003, Mountain operating expenses rose primarily as a result of the Heavenly acquisition and an increase in corporate SG&A expenses due to increasing medical and workers' compensation costs.

In fiscal 2004, the Company began consolidating several entities under FIN 46R: four entities, Breckenridge Terrace, The Tarnes at BC, LLC ("Tarnes"), BC Housing, LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot"), collectively known as the "Employee Housing Entities",  and Avon Partners II, LLC ("APII"), which had previously been accounted for under the equity method.  As a result, the consolidation of the allocated portion of the Employee Housing Entities as of November 1, 2003 and APII as of February 1, 2004 caused a $2.9 million and a $2.4 million increase in other Mountain operating revenue and Mountain operating expense, respectively, in fiscal 2004.

Lodging Segment

Lodging segment operating results for the fiscal years ended July 31, 2004, 2003 and 2002 are presented by category as follows (dollars in thousands except ADR):

	Fiscal Year Ended July 31,			Percentage Change
	2004	2003	2002	Increase/(Decrease)
	----------(unaudited)----------			2004/2003	2003/2002

Total Lodging net operating revenue	$ 176,334	$ 165,893	$ 154,834	6.3%	7.1%

Total Lodging operating expense	161,124	154,961	140,856	4.0%	10.0%
Lodging equity loss, net	(3,432)	(5,995)	(57)	(42.8)%	10,417.5%
Total Lodging Reported EBITDA	$ 11,778	$ 4,937	$ 13,921	138.6%	(64.5)%

Average Daily Rate ("ADR")	$ 187.92	$ 184.25	$ 185.97	2.0%	(0.9)%

Lodging segment operating revenues and Reported EBITDA have increased significantly compared to fiscal 2003.  Before equity investment losses related almost entirely to Bachelor Gulch Resort, LLC ("BG Resort"), which opened in November 2002, fiscal 2004 Lodging Reported EBITDA improved 39.1% and 8.8% as compared to fiscal 2003 and 2002, respectively.

The Lodging segment rebounded in fiscal 2004 as compared to fiscal 2003 due in part to the recovery in the overall travel industry, as well as internal improvements related to the Company's lodging assets.  For instance, Vail Marriott's revenues increased approximately $4.8 million primarily as a result of the recent renovation.  Red Sky Ranch results improved with the opening of the Norman course in June 2003 and further maturation of operations.  Additionally, revenue growth was also driven by the 2% increase in ADR, which is a function of both increased pricing and slightly increased occupancy.  Fiscal 2003 suffered largely due to the industry slow-down and geopolitical unrest.  Fiscal 2003 revenue growth came primarily from additional revenues at Vail Marriott as newly renovated rooms came back on line since renovations began in December 2001 and full year revenues derived from the acquisitions of The Lodge at Rancho Mirage and RockResorts ($11.2 million).

The Company has taken a new approach to managing costs in the lodging segment that contributed to the overall increase in Lodging Reported EBITDA in fiscal 2004.  Typically, many of the Lodging segment costs will increase in proportion to revenues; however, the Company has employed several new measures such as closing seasonal properties during their respective off-seasons and furloughing employees during slower times to reduce the permanent lodging segment cost structure. The Lodging segment also benefited from cost reductions realized in corporate SG&A expenses.  These changes to the cost structure helped offset normal cost increases associated with increased revenues and inflation as well as increased incentive compensation. Fiscal 2003 operating expenses were up sharply from fiscal 2002 due to an increase in corporate SG&A expenses (resulting from increased medical and workers' compensation costs), increased management staffing and administrative costs associated with the formation of the RockResorts brand and inclusion of RockResorts, Vail Marriott and The Lodge at Rancho Mirage for the full fiscal year.

Lodging equity loss, net, primarily includes the Company's 49% share of results from BG Resort, which owns and operates the Ritz-Carlton, Bachelor Gulch that opened in November 2002.  BG Resort equity losses have significantly impacted Lodging segment operating results.  Fiscal 2003 equity losses for BG Resort included $1.3 million of expense associated with pre-opening costs.  The equity losses associated with BG Resort include a proportionate share of depreciation and interest expense of $4.5 million and $3.3 million in fiscal 2004 and 2003, respectively, as the company accounts for BG Resort under the equity method.

The consolidation of the Employee Housing Entities as of November 1, 2003 caused a $415,000 and a $473,000 increase in Lodging operating revenue and Lodging operating expense, respectively, in fiscal 2004.

Real Estate Segment

Real Estate segment operating results for the fiscal years ended July 31, 2004, 2003 and 2002 are presented by major project categories as follows (dollars in thousands):

	Fiscal Year Ended July 31,			Percentage Change
	2004	2003	2002	Increase/(Decrease)
	----------(unaudited)----------			2004/2003	2003/2002

Single family land sales	$ 12,602	$ 27,496	$ 40,755	(54.2)%	(32.2)%
Multi-family land sales	20,617	4,987	17,039	313.4%	(70.7)%
Residential condominiums	5,844	39,647	740	(85.3)%	5,257.7%
Other	6,060	8,271	5,320	(26.7)%	55.5%
Total Real Estate net operating revenue	45,123	80,401	63,854	(43.9)%	25.9%

Gain on transfer of property	2,146	--	--	100.0%	0.0%
Total Real Estate operating expense	16,790	66,642	51,326	(74.8)%	29.8%
Real Estate equity income, net	460	3,962	2,744	(88.4)%	44.4%
Total Real Estate Reported EBITDA	$ 30,939	$ 17,721	$ 15,272	74.6%	16.0%

The Company's Real Estate operating revenues are primarily determined by the mix of real estate development sold in any given year.  Different types of projects have greatly different revenue and expense volumes; therefore, as the sales inventory mix changes it can greatly impact Real Estate segment operating revenues and operating expenses, and to a lesser degree, Real Estate Reported EBITDA.  Fiscal 2004 Real Estate operating revenues were down compared to fiscal 2003 due to fewer residential condominium sales due to a reduced number of units in inventory.

The Real Estate segment Reported EBITDA improved in fiscal 2004 due primarily to the $15.1 million SCMD capital improvement fee liability which was relieved in fiscal 2004 and was recorded as a reduction in Real Estate operating expense (see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for more information regarding the capital improvement fee liability).  Although the Company had fewer land/unit sales in fiscal 2004, the Company realized a higher profit margin on a land/unit basis as compared to fiscal 2003.  Real Estate equity income, net decreased in fiscal 2004 primarily due to the decrease in activities at KRED following the distribution of most of its assets to the partners in the second fiscal quarter of fiscal 2004 (see Note 2, Summary of Significant Accounting Policies, for more information regarding the distribution.  Fiscal 2004 Real Estate operating expense benefited from the reduced corporate SG&A expense.  In addition, the Company recorded a $2.1 million gain on the transfer of property related to executive non-cash deferred compensation (see Note 18, Non-Cash Deferred Compensation, of the Notes to Consolidated Financial Statements for more information).   In fiscal 2003, Real Estate Reported EBITDA increased 16.0% due to the large volume of condominiums sold, primarily consisting of sales at the Mountain Thunder Lodge development and luxury condominiums at the Vail Marriott.  Fiscal 2003 Real Estate Reported EBITDA also included the sale of 22 of the 23 luxury condominiums developed at the Ritz-Carlton, Bachelor Gulch.  Real Estate operating expenses have generally varied in proportion with the inventory types primarily sold in each year.

Other Items

In addition to segment operating results, the following material items contribute to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense has increased over the last two fiscal years.  In general, the Company's depreciation and amortization expense increase is attributable to an increased fixed asset base due to normal capital expenditures.  Additionally, a portion of the increase in fiscal 2004 was due to the consolidation of the Employee Housing Entities under FIN 46R ($1.1 million) and a large portion of the fiscal 2003 increase was due to the acquisitions of Heavenly, Rancho Mirage, RockResorts and the Vail Marriott ($8.6 million).  The average depreciation rate was 7.7%, 8.1% and 7.9% for fiscal years 2004, 2003 and 2002, respectively.

Asset impairment charge.  The Company recorded a $1.1 million impairment charge in fiscal 2004 after abandoning development of certain projects related to a proposed gondola and a maintenance facility and the write-down of a warehouse facility.  The Company also recorded a $4.8 million impairment charge in fiscal 2003 related to an option held on certain development land near Vail Mountain due to an unexpected adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003 in connection with litigation involving the option (see Note 9, Impairment Charges, of the Notes to Consolidated Financial Statements).

Mold remediation charge.  In fiscal 2004, the Company expensed $5.5 million related to the estimated cost of remediation of water intrusion and condensation problems at its Breckenridge Terrace employee housing facility based on management's best estimate using a preliminary estimate from the mold remediation facilitators.  See Note 13, Mold Remediation, of the Notes to Consolidated Financial Statements, for more information regarding this charge.

Loss on disposal of fixed assets.  In fiscal 2004, the Company recorded net loss on disposal of fixed assets primarily related to the disposal of a lift which was replaced at Heavenly, the disposal of mountain uniforms which were replaced before their originally estimated retirement date and normal disposal activities.  Fiscal 2003 net loss on disposal consists of normal disposal activities.

Interest expense.  The Company's primary sources of interest expense are the Credit Facility, the Industrial Development Bonds and the Senior Subordinated Notes.  Overall, interest expense decreased from fiscal 2003 to 2004 due to the replacement of the 8.75% Notes with the 6.75% Notes, reduced pricing of the term loan portion of the Credit Facility and lower average borrowings on the Credit Facility, partially offset by increased borrowing under the 6.75% Notes and the consolidation of the Employee Housing Entities under FIN 46R.  Interest expense increased from fiscal 2002 to 2003 due to a full year of interest expense related to the November 2001 issuance of an incremental $160 million principal amount of 8.75% Notes and an increase in Credit Facility borrowings due to the fiscal 2002 acquisitions.  Average borrowings under the Credit Facility were $122.2 million in fiscal 2004, $137.8 million in fiscal 2003 and $78.1 million in fiscal 2002.

Loss on extinguishment of debt.  The Company recorded a $37.1 million debt extinguishment charge in fiscal 2004 in connection with the tender for the 8.75% Notes.  The charge included a tender premium of $65.06 per $1,000 principal amount of 8.75% Notes, which accounts for $23.8 million of the total charge.  Other costs in the charge include transaction fees, the write-off of unamortized issuance costs and unamortized original issue discount on the 8.75% Notes, and other costs such as legal and printing fees.   In connection with the tender for the 8.75% Notes, in January 2004 the Company issued the 6.75% Notes.  The proceeds from the 6.75% Notes were used to repurchase the 8.75% Notes, along with associated premiums, fees and expenses.  See Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements.

Gain/loss on put option.  The value of put options fluctuates based on forecasted financial performance of certain RockResorts managed properties, SSV and RTP as of the put exercise period.  The put options' net loss in fiscal 2004 is primarily due to an increase in the estimated value of the put option that the minority shareholder in SSV has to the Company.  The put options' net gain recorded in fiscal 2003 is due primarily to a decrease in the estimated value of the put option that Olympus has to the Company with respect to RockResorts.    See Note 8, Put and Call Options, of the Notes to Consolidated Financial Statements, for more information regarding the Company's put options.

Minority interest in net income of consolidated subsidiaries. Minority interest in net income of consolidated subsidiaries is a function of the performance of the Company's consolidated subsidiaries.  Improvement in SSV's net income is primarily responsible for the increase in minority interest in fiscal 2004.

Income taxes.  The changes in the Company's effective tax rate are driven primarily by the amount of pre-tax income (loss), non-deductible executive compensation and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income (loss). The effective tax rate was 30.0%, 39.1% and 43.9% in fiscal 2004, 2003 and 2002, respectively.  During fiscal year 2003, the Company entered into a closing agreement with the Internal Revenue Service, which successfully closed the 1995 - 1998 tax years.

The following table reconciles from segment Reported EBITDA to net income (loss):

	Fiscal Year Ended
	July 31,
	2004	2003	2002

Mountain Reported EBITDA	$ 132,828	$ 98,671	$ 93,021
Lodging Reported EBITDA	11,778	4,937	13,921
Real Estate Reported EBITDA	30,939	17,721	15,272
Total Reported EBITDA	175,545	121,329	122,214
Depreciation and amortization expense	(86,377)	(82,242)	(68,480)
Asset impairment charge	(1,108)	(4,830)	--
Mold remediation	(5,500)	--	--
Loss on disposal of fixed assets	(2,345)	(794)	(226)
Other income (expense):
Investment income	1,886	2,011	1,295
Interest expense	(47,479)	(50,001)	(38,788)
Loss on extinguishment of debt	(37,084)	--	--
Gain (loss) on put options	(1,875)	1,569	--
Other income	(179)	17	155
Minority interest in income of consolidated subsidiaries, net	(4,000)	(1,064)	(569)
Income (loss) before provision for income taxes	(8,516)	(14,005)	15,601
Benefit (provision) for income taxes	2,557	5,478	(6,843)
Income (loss) before cumulative effect of change in accounting principle	(5,959)	(8,527)	8,758
Cumulative effect of change in accounting principle, net of income taxes	--	--	(1,708)
Net income (loss)	$ (5,959)	$ (8,527)	$ 7,050

SEC Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs.

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company.  In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs.  In November 2003, the SEC issued an additional subpoena to the Company to produce documents related primarily to the restated items included in the Company's Form 10-K for the year ended July 31, 2003.  In April and June 2004, the SEC issued additional subpoenas to the Company and made, and continues to make, voluntary requests to the Company to provide documents and information primarily related to further information on prior requests, as well as other items.  Certain current and former officers and employees of the Company have appeared or are expected to appear for testimony before the SEC pursuant to subpoena.  The Company is fully cooperating with the SEC in its investigation.  We are unable to predict the outcome of the investigation or any action that the SEC might take, including the imposition of fines and penalties, or other available remedies.  Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations.

Liquidity and Capital Resources

The Company's overall liquidity improved in 2004.  Factors that contributed to the liquidity improvement include:

A significant increase in operating cash flows, primarily driven by increased segment operating results;

The Company paid off its revolver balance under the Credit Facility as of July 31, 2004 as a result of the increase in operating cash flows;

The Company's Funded Debt/EBITDA ratio, as defined in the Credit Facility (which excludes the Employee Housing Bonds, in addition to other adjustments) improved by over one full turn as of July 31, 2004 versus July 31, 2003;

The Company paid off current maturities, including $25.0 million for the Olympus Note, certain capital leases and contractual term loan payments under the Credit Facility during fiscal 2004; and

Replacement of the 8.75% Notes with the 6.75% Notes which lowered the interest rate and extended their maturity.

Cash Flows

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

Operating cash flows in fiscal 2004 increased $26.4 million over fiscal 2003 due primarily to the significant improvements in Resort segment operating results of $41.0 million, $20.6 million of deposits received for real estate sales, collection of $8.8 million of income tax refunds in fiscal 2004 versus estimated tax payments of $7.7 million in fiscal 2003, improved accounts receivable collections resulting in a $7.3 million increase in operating cash and $1.6 million of increased advance sales of season passes, partially offset by a $33.9 million decrease in Real Estate segment operating results net of non-cash costs of sales, an $11.3 million decrease in sales of new private club memberships due to Red Sky Ranch in fiscal 2003 and a $5.0 million increase in restricted cash due to increases in statutorily required workers' compensation balances and increased reserves for capital improvements required under the Vail Marriott franchise agreement.  Fiscal 2003 operating cash flows improved $22.9 million as compared to fiscal 2002 due largely to a $17.6 million increase in Real Estate segment operating results net of non-cash costs of sales, a $16.2 million increase in accounts payable (due to the timing of payments, $2.6 million in increased season pass sales and $5.6 million in increased deferred compensation) and a $4.0 million decrease in notes receivable resulting primarily from payments received, partially offset by timing of estimated tax payments and the decreased collection of $10.8 million of Red Sky Ranch initiation fees.

Net cash used in investing activities in fiscal 2004 decreased by $47.4 million primarily due to a $43.4 reduction in capital expenditures.  Fiscal 2004 capital expenditures are more normalized as capital expenditures approximate the Company's calendar 2004 budgeted capital and what it anticipates to spend on an annual basis going forward.  In addition to normal capital expenditures made to sustain the Company's existing asset base, the Company's capital expenditures also included (i) a new high-speed chairlift at Beaver Creek, (ii) Keystone and Heavenly snowmaking upgrades, (iii) installation of two new high-speed chairlifts at Heavenly, (iv) an electrical distribution network at Keystone and (v) renovations at the Lodge at Rancho Mirage.  Fiscal 2003 capital expenditures include the renovation of the Vail Marriott, the acquisition of the spa at the Ritz-Carlton, Bachelor Gulch and completion of the Norman Course at Red Sky Ranch and member clubhouse.  Fiscal 2003 cash flows used in investing activities decreased $174.2 million from fiscal 2002 due almost entirely to the fiscal 2002 acquisitions of Heavenly, The Lodge at Rancho Mirage, the Vail Marriott and RockResorts.

The Company has not yet finalized a capital budget for calendar 2005; however, at this time it anticipates capital expenditures will be consistent with the approximately $61.9 million calendar 2004 capital budget.   The Company typically spends $35-40 million annually to sustain its existing resort assets.  Based on the status of several specific real estate projects, the Company will continue to invest significant amounts in real estate over the next several years.  The Company plans to fund these capital expenditures through operating cash flows as well as availability under its Credit Facility or project specific financing.  Completion of planned projects may be dependent upon necessary regulatory approval.

During fiscal 2004, financing activities consisted of the issuance of the 6.75% Notes, the proceeds of which were used to tender and call the 8.75% Notes and pay the related tender and call premiums and expenses.  In addition, the Company used excess cash from operating activities net of investing activities to pay off the revolver under the Credit Facility, pay off the $25.0 million Olympus Note, pay down $14.0 million of liabilities assumed in the KRED distribution and had excess cash invested at the end of the fiscal year.  SSV was able to significantly reduce the balance of the SSV Facility due to cash generated from its improved operating results.  During fiscal 2003, financing activities used $29.1 million in cash, primarily consisting of $24.8 million in net long-term debt repayments, $3.9 million in payments of financing costs and $0.9 million in distributions to minority shareholders in joint ventures.  During fiscal 2002, financing activities provided $177.7 million in cash, primarily consisting of $186.5 million in net long-term debt borrowings and $0.2 million in proceeds from the exercise of stock options, net of $7.8 million in payments of financing costs.

Capital Structure

The Company's capital structure was primary impacted in fiscal 2004 by the following items/events: 1) the replacement of the 8.75% Notes with the 6.75% Notes which lowered interest expense by over $5 million per year for at least the next five years and extended the term of the notes from fiscal 2009 to fiscal 2014, 2) the amendment of the Credit Facility which extended the term loan two years and lowered the term loan interest rate LIBOR margin by 0.5%, 3) the Olympus note was repaid in August 2003, 4) the revolver under the Credit Facility was fully paid off as of July, 31 2004, 5) the SSV Facility was reduced by approximately $9.0 million and 6) the consolidation of the Employee Housing Bonds under FIN 46R which increased the Company's debt balance by $52.6 million.  The consolidation of the Employee Housing Bonds should not noticeably impact the Company's debt service cash flow requirements since the Employee Housing Entities have been structured to essentially be cash self sufficient after the servicing of the related debt.  As a result of the Company's operating performance in fiscal 2004, it has also improved its interest rate margins (which are adjusted based on performance under the Funded Debt Leverage covenant, as defined in the Credit Facility) that may help buffer future LIBOR increases.  In fiscal 2003, the Company amended and restated its existing Credit Facility to provide debt financing up to an aggregate principal amount of $425 million through a $325 million revolving credit facility and a $100 million term loan and SSV amended and restated the SSV Facility as a three-year revolving credit facility which provides for debt financing up to an aggregate principal amount of $32.0 million.  For additional information regarding the Company's debt arrangements, see Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements.

The Company replaced the 8.75% Notes with the 6.75% Notes in fiscal 2004.  In January 2004, $348.8 million, or approximately 96.9%, of the 8.75% Notes were tendered for total consideration of $1,065.06 per $1,000 principal amount of 8.75% Notes.  In May 2004, the Company called the remaining outstanding 8.75% Notes for a price of 104.375% of the principal balance.  The replacement 6.75% Notes were issued for $390 million in January 2004.  The proceeds from the issuance of the 6.75% Notes were used to tender and call the 8.75% Notes, with the excess used to pay the tender fees and other issuance expenses.

In February 2004, the Company filed a universal shelf registration statement with the SEC in connection with the potential offer and sale, from time to time, of up to $100 million of its common stock, preferred stock and debt securities.  The Company filed the registration statement so that it has the flexibility to raise capital if and when favorable economic or business conditions dictate.  The Company currently does not anticipate it will have any activity under this shelf registration.

In February 2004, Apollo Ski Partners, L.P. ("Apollo") sold approximately 1.3 million shares of the Company's Class A common stock.  Apollo owns substantially all of the Class A common stock (6,114,834 shares as of July 31, 2004) of the Company and, consequently, has the ability to elect all of the Company's Class 1 Board of Directors.  At the time of sale, the shares sold were converted to shares of common stock.  For additional information about Apollo's ownership in the Company, see Note 23, Subsequent Events, of the Notes to Consolidated Financial Statements.

Improvement of the Company's capital structure is dependent on continued improvement in its operating results.  That improvement could be negatively impacted by financing options for specific projects or by the inability to favorably refinance as maturities come due.

Liquidity Needs

Management believes the Company is in a position to satisfy its current working capital, debt service and capital expenditure requirements for at least the next twelve months with current cash flows from operations and availability under the Credit Facility; however, the Company may look at alternative financing arrangements for specific projects.  The Company's debt service requirements can be impacted by changing interest rates as the Company, as of July 31, 2004, had $164.7 million of variable interest rate debt.  A 100-basis point change in LIBOR would cause the Company's annual interest expense to change by approximately $1.4 million.  The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact its availability under its Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its bank credit facilities and Senior Subordinated Notes.  The most restrictive of those covenants include the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as defined in the underlying credit facilities).  In addition, the Company's financing arrangements limit its ability to incur certain indebtedness, make certain restricted payments, make certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets.  The Company's borrowing availability under the Credit Facility is primarily determined by the Funded Debt to EBITDA ratio, which is based on the Company's segment operating performance.

The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2004.  The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2005.  However, there can be no assurance that the Company will meet its financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.  In fiscal 2003, the Company obtained a waiver. The Credit Facility was amended on October 2, 2003, with a July 31, 2003 effective date, to increase the Funded Debt to Adjusted EBITDA ratio, to be measured for the covenant compliance periods ending July 31, 2003 and October 31, 2003.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $625.8 million, are currently recognized as liabilities in the Company's Consolidated Balance Sheet.  Operating lease obligations, which total $52.3 million, are not recognized as liabilities in the Company's Consolidated Balance Sheet, which is in accordance with generally accepted accounting principles.  A summary of the Company's contractual obligations at the end of fiscal 2004 is as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2005 Fiscal Year	1-3 years	3 - 5 years	More than 5 years
Long-Term Debt	$ 625,803	$ 3,159	$ 19,641	$ 17,625	$ 585,378
Operating Leases and Service Contracts	52,278	10,157	16,021	11,008	15,092
Purchase Obligations (1)	162,989	158,808	3,706	475	--
Other Long-Term Obligations (2)	1,928	--	--	--	--
Total Contractual Cash Obligations	$ 842,998	$ 172,124	$ 39,368	$ 29,108	$ 600,470

(1)

Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued interest, and liabilities (including advances) to complete real estate projects on the Company's Consolidated Balance Sheet as of July 31, 2004 and other obligations for goods and services not yet recorded.

(2)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of a metropolitan district as described in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.  This amount has been recorded as a liability of the Company; however, the specific time period of performance is currently unknown.

Off Balance Sheet Arrangements

The Company does not have material off balance transactions that are expected to have an effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company has ownership interests in employee housing entities which were formed to construct, own and operate employee housing facilities in exchange for rent payments from tenants in and around Beaver Creek, Keystone and Breckenridge.  The Employee Housing Entities were formerly off balance sheet arrangements, accounted for under the equity method.  In connection with the Company's implementation of FIN 46R, the Company determined it is the primary beneficiary of the Employee Housing Entities and consolidated them in its Consolidated Financial Statements as of November 1, 2003.

Critical Accounting Policies

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") requires the Company to select appropriate accounting policies and to make judgments and estimates affecting the application of those accounting policies.  In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

The Company has identified the most critical accounting policies upon which its financial status depends.  The critical principles were determined by considering accounting policies that involve the most complex and subjective decisions or assessments.  The Company also has other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective.

Real Estate Held for Sale. The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate or condominium units sold within a project.  Cost of sales under the relative sales value method utilizes significant estimates for both the ultimate total revenues to be generated and total costs to be incurred on a real estate development project.  Real estate development projects generally span several years.  Changes to cost of sales percentages for a project based upon changes in the estimates are accounted for on a "cumulative catch-up" basis for past sales recorded in the current fiscal year; other changes are accounted for on a prospective basis.  As a result, changes in the estimates underlying the cost of sales calculation can cause significant variances in cost of sales as a percentage of revenue applied year-to-year throughout the life of a project; however, changes in the estimates do not impact the aggregate amount of revenue or cost of sales ultimately recognized.

The "percentage of completion" method is used for revenue recognition on real estate sales for which the Company has not completed its obligations to the buyer at the time of closing.  This requires estimation of the total cost to complete the obligations to determine the amount of revenue to recognize on a periodic basis.  While changes in the estimates used to calculate the percent complete affect the timing of revenue recognition, the changes do not affect the aggregate amount of revenue or costs ultimately recognized.

Deferred Club Initiation Fees.  Revenues from club initiation fees are initially deferred and recognized over the expected life of the club facilities.  The life of the club facilities is an estimate determined by management based on consideration of standard building life estimates.  Changes in the estimates of the club facilities' lives do not impact the aggregate amount of club related revenues recognized; however, the changes would impact the timing of the revenue recognition.  If an estimate is changed, the remaining club revenues would be recognized in a straight-line pattern over the new remaining life of the club facilities.

Medical Reserves.  The Company is self-insured for employee medical plans.  The Company accrues for claims which have been incurred but not reported based upon an actuarial analysis of the historical lag between the time a claim occurs and when it is paid.  Variances in actual claims experience versus the actuarial reserve can affect the timing of medical claims expense between fiscal years.  Although the Company is self-insured for medical coverage, it does have stop-loss coverage.

Workers' Compensation Reserves.  The Company is self-insured for workers' compensation for its operations in the state of Colorado.  Workers' compensation claims are reserved for based on actuarial estimates for the ultimate development of existing claims, claims incurred but not yet reported and the re-opening of a claim that has been closed.  Variances in actual claims experience versus the actuarial reserve can affect the timing of workers' compensation expense between fiscal years.

Legal Claims Reserve.  The Company accrues estimates for legal claims against the Company when management determines that the likelihood of incurring a loss for a claim is both probable and estimable. Estimating possible losses requires forecasts that depend on judgments about potential outcomes that are dependent upon actions by third parties such as regulators.  Variances between probable and estimable legal claims reserve and actual losses can affect results of operations.

Allowance for Accounts Receivable. The Company records an allowance for doubtful accounts and notes receivable based on a specific reserve analysis and on a percentage of related revenues, taking into consideration such factors as historical write-offs, the economic climate, third party credit ratings and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.  Variances in actual bad debt write-offs versus management's estimates results in changes in both the timing and amount of bad debt expense recorded.

Mold Remediation Liability.   The Company estimates its liability for mold remediation based on a number of factors including construction and remediation estimates from contractors as discussed further in Note 13, Mold Remediation, of the Notes to Consolidated Financial Statements.  Actual costs to remediate could vary significantly from the estimate and could be offset by recoveries from other responsible parties.

Intangible Assets.   The Company frequently obtains intangible assets, primarily through business combinations.  The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser.  The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation.  Because individual intangible assets (i) may be expensed immediately upon acquisition; (ii) amortized over their estimated useful life; or (iii) not amortized, the assigned values could have a material effect on current and future period results of operations.  Further, intangibles are subject to certain judgments when evaluating impairment pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", discussed further in Note 5, Supplementary Balance Sheet Information, of the Notes to Consolidated Financial Statements.  The Company tests annually for impairment under SFAS No. 142 as of May 1.  Such impairment testing is based on forecasted future cash flows of identified Reporting Units, and involves significant use of estimates.  Differences between actual  results and the estimates used by the Company could result in impairment charges in a period other than the actual period of impairment, or could result in impairment charges that were ultimately unwarranted.  Future operating results could dictate significant future non-cash impairment charges.

Income Taxes.  The Company is required to estimate its income taxes in each jurisdiction in which it operates.  This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Balance Sheets.  The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance.  This assessment is complicated by the fact that the Company files its tax return on a calendar year basis which is different from its fiscal year end.  As of July 31, 2004, the Company had total deferred tax assets of $60.5 million and total deferred tax liabilities of $128.2 million.  The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income.  Management believes that sufficient taxable income will be generated in the future, primarily through the reversal of the deferred tax liabilities, to realize the benefit of the Company's remaining net deferred tax assets.

Inflation

Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years.  When the costs of operating resorts increase, the Company generally has been able to pass the increase on to its customers.  However, there can be no assurance that increases in labor and other operating costs due to inflation will not have an impact on the Company's future profitability.

Seasonality and Quarterly Results

The Company's Mountain and Lodging operations are seasonal in nature.  In particular, revenues and profits for the Company's mountain and most of its lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, GTLC's and certain managed properties' peak operating seasons occur during the summer months while the winter season generally results in operating losses.  However, revenues and profits generated by GTLC's summer operations and management fees from those managed properties are not sufficient to fully offset the Company's off-season losses from its Mountain and other Lodging operations.  During the 2004 fiscal year, 77.4% of total combined Mountain and Lodging revenues were earned during the second and third fiscal quarters.  Quarterly results may also be materially affected by the timing of snowfall and other unforeseen external factors.  Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.  (See Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

Economic Downturn

Skiing, travel and tourism are discretionary recreational activities that can be impacted by a significant economic slowdown, which, in turn, could impact the Company's operating results. The extended economic downturn in recent years negatively impacted the Company's operating results although the Company had historically been relatively unaffected by economic downturns. There can be no assurance that a continued or future decrease in the amount of discretionary spending by the public would not have an adverse effect on the Company.

Unfavorable Weather Conditions

The ability to attract visitors to ski resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season.  Unfavorable weather conditions can adversely affect skier visits, and adversely affect the Company's revenues and profits. In the past 20 years, the Company's Colorado ski resorts have averaged between 20 and 30 feet of annual snowfall and Heavenly receives average yearly snowfall of between 25 and 35 feet, significantly in excess of the average for U.S. ski resorts. However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the future. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies. Unfavorable weather conditions such as drought, hurricanes, tropical storms and tornadoes can adversely affect the Company's other resorts and lodging properties as vacationers tend to delay or postpone vacations if weather conditions differ from those that typically prevail at such resorts for a given season. There is no way for the Company to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation.

Labor Market

The Company's Mountain and Lodging operations are largely dependent on a seasonal workforce. The Company recruits worldwide to fill staffing needs each season and utilize visas to enable the use of foreign workers. In addition, the Company manages seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. While the Company does not currently foresee the need to increase seasonal wages to attract employees, the Company cannot guarantee that such an increase will not be necessary in the future. In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers who are an important source for the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact on results of operations.

Terrorist Acts upon the United States and Acts of War

The terrorist acts carried out against the United States on September 11, 2001 have had an adverse effect on the global travel and leisure industry.  The war with Iraq and its aftermath also had an adverse effect on the Company.  The Company cannot guarantee if or when normal travel and vacation patterns will resume.  Additional terrorist acts against the United States and the threat of or actual war by or upon the United States could result in further degradation of discretionary travel, upon which the Company's operations are highly dependent.  Such degradation could have a material adverse impact on the Company's results of operations.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2004, the Company had $164.7 million of variable rate indebtedness, representing 26.3% of the Company's total debt outstanding, at an average interest rate during fiscal 2004 of 6.6%.  The Company's average interest rate is based on its various credit facilities and any associated letter of credit fees, unused fees and deferred financing charges (see Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements).  Based on average floating-rate borrowings outstanding during the years ended July 31, 2004, 2003 and 2002, a 100-basis point change in LIBOR would have caused the Company's annual interest expense to change by $1.4 million, $1.5 million and $938,000, respectively.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Supplemental Schedule of Non-Cash Transactions	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:

The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements:

Schedule II Valuation and Qualifying Accounts	45

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries (the “Company”) at July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements and financial statement schedule in accordance with the standards of the Public Company Accounting Oversight Board(United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the accompanying consolidated financial statements, the Company has adopted SFAS No. 142 “Goodwill and Intangible Assets” on August 1, 2001.  Additionally, as discussed in Note 7 to the accompanying consolidated financial statements, the Company has adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Revised” during the year ended July 31, 2004.

Denver, Colorado

October 1, 2004

/s/PricewaterhouseCoopers, LLC

 Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	July 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$ 46,328	$ 7,874
Restricted cash	16,031	11,066
Trade receivables, net of allowances of $1,265 and $1,091, respectively	31,915	37,830
Income taxes receivable	5,042	11,918
Inventories, net of reserves of $738 and $1,277, respectively	31,151	31,756
Deferred income taxes (Note 10)	12,077	10,123
Other current assets	13,193	6,428
Total current assets	155,737	116,995
Property, plant and equipment, net (Note 5)	968,772	932,251
Real estate held for sale and investment	134,548	123,223
Deferred charges and other assets	31,311	40,453
Notes receivable	13,296	9,059
Goodwill, net (Note 5)	145,090	145,049
Intangible assets, net (Note 5)	85,203	88,412
Total assets	$1,533,957	$1,455,442

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 198,868	$ 152,039
Long-term debt due within one year (Note 4)	3,159	27,931
Total current liabilities	202,027	179,970
Long-term debt (Note 4)	622,644	556,220
Other long-term liabilities	97,616	113,217
Deferred income taxes (Note 10)	79,745	78,808
Commitments and contingencies (Note 12)	--	--
Put options (Note 8)	3,657	1,822
Minority interest in net assets of consolidated subsidiaries	37,105	29,159
Stockholders' equity (Note 17):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, 6,114,834 and 7,439,834 shares issued and outstanding , respectively	61	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 29,222,828 and 27,835,042 shares issued and outstanding, respectively	292	278
Additional paid-in capital	416,660	415,306
Deferred compensation	(677)	(198)
Retained earnings	74,827	80,786
Total stockholders' equity	491,163	496,246
Total liabilities and stockholders' equity	$1,533,957	$1,455,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

 Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Year Ended
	July 31,
	2004	2003	2002

Net revenues:
Mountain	$500,436	$464,104	$396,572
Lodging	176,334	165,893	154,834
Real estate	45,123	80,401	63,854
Total net revenues	721,893	710,398	615,260
Operating expenses:
Mountain	368,984	366,442	305,299
Lodging	161,124	154,961	140,856
Real estate	16,790	66,642	51,326
Gain on transfer of property, net	(2,146)	--	--
Depreciation and amortization	86,377	82,242	68,480
Asset impairment charge (Note 9)	1,108	4,830	--
Mold remediation charge (Note 13)	5,500	--	--
Loss on disposal of fixed assets, net	2,345	794	226
Total operating expenses	640,082	675,911	566,187
Income from operations	81,811	34,487	49,073
Other income (expense):
Mountain equity investment income, net	1,376	1,009	1,748
Lodging equity investment loss, net	(3,432)	(5,995)	(57)
Real estate equity investment income, net	460	3,962	2,744
Investment income, net	1,886	2,011	1,295
Interest expense, net	(47,479)	(50,001)	(38,788)
Loss on extinguishment of debt	(37,084)	--	--
Gain (loss) on put options, net (Note 8)	(1,875)	1,569	--
Other income (expense), net	(179)	17	155
Minority interest in income of consolidated subsidiaries, net	(4,000)	(1,064)	(569)
Income (loss) before provision for income taxes	(8,516)	(14,005)	15,601
Benefit (provision) for income taxes (Note 10)	2,557	5,478	(6,843)
Income (loss) before cumulative effect of change in accounting principle	(5,959)	(8,527)	8,758
Cumulative effect of change in accounting principle, net of income taxes of $1,046	--	--	(1,708)
Net income (loss)	$ (5,959)	$ (8,527)	$ 7,050

Per share amounts (basic) (Note 3):
Income (loss) before cumulative effect of change in accounting principle	$ (0.17)	$ (0.24)	$ 0.25
Cumulative effect of change in accounting principle, net of income taxes	--	--	(0.05)
Net income (loss)	$ (0.17)	$ (0.24)	$ 0.20

Per share amounts (diluted) (Note 3):
Income (loss) before cumulative effect of change in accounting principle	$ (0.17)	$ (0.24)	$ 0.25
Cumulative effect of change in accounting principle, net of income taxes	--	--	(0.05)
Net income (loss)	$ (0.17)	$ (0.24)	$ 0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

   Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

                          Common Stock

					Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders' Equity

               Shares

Class A

		Common	Total	Amount
Balance, July 31, 2001	7,439,834	27,681,391	35,121,225	$ 351	$ 411,860	$ (474)	$ 82,263	$ 494,000
Net income	--	--	--	--	--	--	7,050	7,050
Amortization of deferred compensation	--	--	--	--	--	1,403	--	1,403
Issuance of shares pursuant to options exercised and the issuance of restricted stock (Note 19)	--	32,829	32,829	--	151	--	--	151
Tax effect of stock option exercises	--	--	--	--	47	--	--	47
Reduction of deferred tax asset created in bankruptcy	--	--	--	--	1,353	--	--	1,353
Restricted stock granted	--	--	--	--	2,277	(2,277)	--	--
Balance, July 31, 2002	7,439,834	27,714,220	35,154,054	351	415,688	(1,348)	89,313	504,004
Net loss	--	--	--	--	--	--	(8,527)	(8,527)
Amortization of deferred compensation	--	--	--	--	--	1,346	--	1,346
Issuance of shares pursuant to options exercised (Note 19)	--	30,727	30,727	--	498	--	--	498
Purchase of stock pursuant to issuance of restricted shares, net	--	90,095	90,095	1	(1,163)	--	--	(1,162)
Tax effect of stock option exercises	--	--	--	--	87	--	--	87
Forfeiture of unvested restricted stock granted	--	--	--	--	(58)	58	--	--
Restricted stock granted	--	--	--	--	254	(254)	--	--
Balance, July 31, 2003	7,439,834	27,835,042	35,274,876	352	415,306	(198)	80,786	496,246
Net loss	--	--	--	--	--	--	(5,959)	(5,959)
Conversion of Class A shares to common shares	(1,325,000)	1,325,000	--	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--	250	--	250
Issuance of shares pursuant to options exercised and the issuance of restricted stock (Note 19)	--	62,786	62,786	1	561	--	--	562
Tax effect of stock option exercises	--	--	--	--	64	--	--	64
Restricted stock granted	--	--	--	--	729	(729)	--	--
Balance, July 31, 2004	6,114,834	29,222,828	35,337,662	$ 353	$ 416,660	$ (677)	$ 74,827	$ 491,163

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2004	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (5,959)	$ (8,527)	$ 7,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,377	82,242	68,480
Non-cash cost of real estate sales	(1,654)	45,473	30,317
Non-cash gain on transfer of property	(2,146)	--	--
Asset impairment	1,108	4,830	--
Mold remediation	5,500	--	--
Non-cash compensation related to restricted stock grants (Note 19)	250	1,345	1,403
Other non-cash compensation	--	3,420	1,966
Non-cash equity (income) loss	1,603	1,024	(4,435)
Other non-cash (income) expense	(155)	86	(677)
(Gain) loss on put option	1,875	(1,569)	--
Initiation fee revenue recognized	(3,639)	(3,296)	(4,742)
Deferred financing costs amortized	2,603	2,952	2,544
Amortization of debt discount	1,074	2,789	1,386
Loss on extinguishments of debt	37,084	--	--
Loss on disposal of fixed assets	2,345	794	226
Deferred income taxes, net (Note 10)	(1,018)	4,275	(3,262)
Tax benefit from issuance of stock options	64	87	47
Minority interest in net income of consolidated subsidiaries	4,000	1,064	569
Cumulative effect of change in accounting principle, net	--	--	1,708
Changes in assets and liabilities:
Restricted cash	(4,965)	1,789	6,454
Accounts receivable	7,254	(83)	(4,954)
Notes receivable	1,685	3,928	(84)
Inventories	605	570	(2,711)
Accounts payable and accrued expenses	36,514	4,578	(11,628)
Deferred initiation fee revenue	8,358	19,652	30,429
Income taxes receivable/payable	6,876	(17,288)	8,873
Other assets and liabilities	(4,702)	4,435	2,715
Net cash provided by operating activities	180,937	154,570	131,674
Cash flows from investing activities:
Cash paid in ski resort acquisition, net of cash acquired (Note 21)	--	--	(99,359)
Cash paid in hotel acquisitions, net of cash acquired (Note 21)	--	--	(57,376)
Cash paid in other acquisitions, net of cash acquired (Note 21)	--	--	(8,035)
Capital expenditures	(62,960)	(106,338)	(76,234)
Investments in real estate	(27,802)	(22,572)	(68,705)
Investments in joint ventures	(70)	(1,600)	(120)
Distributions from joint ventures	4,849	3,120	6,669
Advances to affiliate	--	(1,900)	(2,000)
Cash received from disposal of fixed assets	2,658	635	267
Other investing	(40)	(2,068)	--
Net cash used in investing activities	(83,365)	(130,723)	(304,893)
Cash flows from financing activities:
Proceeds from borrowings under 6.75% Notes	390,000	--	--
Payment of tender and call of 8.75% Notes	(360,000)	--	--
Payment of tender premium	(23,825)	--	--
Payment of financing costs	(6,828)	(3,854)	(7,766)
Proceeds from borrowings under other long-term debt	173,253	458,446	737,331
Payments of other long-term debt	(235,234)	(483,247)	(550,811)
Distributions from joint ventures to minority shareholders	(1,474)	(926)	(1,261)
Proceeds from the exercise of stock options	562	498	151
Net cash provided by (used in) financing activities	(63,546)	(29,083)	177,664
Net increase (decrease) in cash and cash equivalents	34,026	(5,236)	4,425
Net increase in cash due to adoption of FIN 46R	4,428	--	--
Cash and cash equivalents:
Beginning of period	7,874	13,110	8,685
End of period	$ 46,328	$ 7,874	$ 13,110

Cash paid for interest, net of amounts capitalized	$ 41,199	$ 44,914	$ 33,158
Taxes paid, net of refunds received	(8,827)	7,703	2,335

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions

(In thousands)

	Year Ended
	July 31,
	2004	2003	2002
Distributions (net of liabilities assumed) from KRED	$ 25,600	$ --	$ --
Capital leases entered into for operating fixed assets	1,312	--	--
Increase in assets due to adoption of FIN 46R	49,860	--	--
Increase in liabilities due to adoption of FIN 46R	48,972	--	--
Note issued in acquisition of hotel	--	--	21,600
Debt assumed in acquisitions	--	--	3,037
Note issued in exchange for Mission Hills Country Club memberships	--	--	1,863

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate.  The Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada.  In addition to the ski resorts, the Company owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club in Wyoming.  The Company also owns a 51% interest in SRL&S located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California.  The Company holds a majority interest in RockResorts International LLC ("RockResorts"), a luxury hotel management company.  The Company also holds a 51.9% interest in SSV, a retail/rental company.  Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment.  The Company's mountain and lodging businesses are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company's operations at GTLC generally run from mid-May through mid-October.   The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Investments in Affiliates and Note 7, Variable Interest Entities).

2.  Summary of Significant Accounting Policies

Principles of Consolidation--The accompanying Consolidated Financial Statements for fiscal 2003 and 2002 include the accounts of the Company and its majority-owned subsidiaries.  The Consolidated Financial Statements as of July 31, 2004 include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary.  Investments in which the Company does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method.  All significant intercompany transactions and unrealized intercompany profits and losses on transactions with equity method investees have been eliminated in consolidation.

Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash--Restricted cash represents amounts held as state-regulated reserves for self-insured workers' compensation claims, owner and guest advance deposits held in escrow for lodging reservations, funds for lift construction held in escrow and required reserves for capital expenditures under the Vail Marriott franchise agreement.  The workers' compensation reserve, which was $11.7 million at July 31, 2004, is permitted to be invested in highly liquid U.S. Treasury and similar-grade obligations.  As of July 31, 2004, approximately $5.6 million of the reserve balance was held in such investments, which the Company has classified as available-for-sale.

Trade and Notes Receivable--The Company records trade accounts receivable in the normal course of business related to the sale of products or services.  The Company charges interest on past due accounts at a rate of 18% per annum.  The allowance for doubtful accounts is based on a specific reserve analysis and on a percentage of related revenues, and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.  Delinquency status on accounts receivable is based on contractual terms.

Inventories--The Company's inventories consist primarily of purchased retail goods, food and beverage items, and spare parts.  Inventories are stated at the lower of cost or fair value, determined using primarily an average weighted cost method.  The Company records a reserve for estimated shrinkage and obsolete or unusable inventory.

Property, Plant and Equipment--Property, plant and equipment is carried at cost net of accumulated depreciation.  Routine repairs and maintenance are expensed as incurred.  Expenditures that improve the functionality of the related equipment or extend the useful life are capitalized.  When property, plant and equipment are retired or otherwise disposed of, the related gain or loss is included in operating income.  Depreciation is calculated on the straight-line method generally based on the following useful lives:

Estimated Life
in Years

Land improvements	20
Buildings and building improvements	15-30
Machinery and equipment	3-30
Furniture and fixtures	3-10
Automobiles and trucks	3

In November 2002, after a review of the useful lives of the Company's assets, management changed the depreciable lives of buildings to 30 years from 40 years.   The Company believes 30 years to be a more appropriate estimate.  The change increased quarterly depreciation expense by approximately $450,000 per quarter.

The Company capitalizes interest on construction projects expected to take longer than one year to complete and cost more than $1 million.  The Company did not capitalize interest on projects during fiscal year 2004.  Interest capitalized on projects during fiscal years 2003 and 2002 totaled $405,000 and $246,000, respectively.

Real Estate Held for Sale--The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Selling expenses are charged against income in the period incurred.  The Company capitalizes interest on real estate projects expected to take longer than one year to complete and cost more than $1 million.  The Company did not capitalize interest on real estate development projects in fiscal year 2004.  Interest capitalized on real estate development projects during fiscal years 2003 and 2002 totaled $0.8 million and $1.6 million, respectively.

The Company is a member in KRED, which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain.  The Company contributed 500 acres of development land as well as certain other funds to the joint venture.  The Company's investment in KRED, including the Company's equity earnings from the inception of  KRED, is reported as real estate held for sale in the accompanying consolidated balance sheets as of July 31, 2004 and 2003.  In December 2003, KRED distributed a majority of its assets to its members.  The Company received a non-cash distribution of $25.6 million (net of assumed liabilities of $14.0 million) under the distribution.  The Company primarily received various parcels of developable land and approximately 91,000 square feet of commercial space in the distribution.  There was no gain or loss recorded upon distribution.  The Company recorded equity income of $99,000, $1.0 million and $2.7 million for the fiscal years ended July 31, 2004, 2003 and 2002, respectively, related to KRED.

Deferred Financing Costs--Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization.  Amortization is charged to interest expense over the respective lives of the applicable debt issues.

Interest Rate Agreements--At July 31, 2000, the Company had in effect interest rate swap agreements ("Swap Agreements") with notional amounts totaling $75.0 million with maturities in December 2002.  In October 2000, the Company canceled the Swap Agreements in exchange for a cash payment of $1.1 million.  The $1.1 million gain was deferred and recognized over the remaining life of the related debt, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7 ("EITF"), "Termination of Interest Rate Swaps".  The Company had recognized the full $1.1 gain related to the cancellation of the Swap Agreements as of fiscal 2003.

Goodwill and Intangible Assets--Upon emergence from bankruptcy on October 8, 1992, the Company's reorganization value exceeded the amounts allocated to the net tangible and other intangible assets of the Company.  This excess reorganization value has been classified as an intangible asset on the Company's consolidated balance sheet.  The excess reorganization value was reduced $10.4 million in fiscal 2002 related to the completion in 2002 of certain income tax examinations covering the periods prior to the Company's emergence from bankruptcy in 1992.  The $10.4 million adjustment reduced the net book value of the excess reorganization value to zero as of July 31, 2003.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions.  The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, intellectual property, United States Forest Service permits and franchise agreements.  As proscribed in SFAS No. 142, goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to annual impairment testing.  The Company tests annually for impairment under SFAS No. 142 as of May 1; the Company found no impairment during fiscal 2004.

Long-lived Assets--The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity.  SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  SFAS No. 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs.  See Note 9, Impairment Charges, for more information related to impaired long-lived assets.

Revenue Recognition--Mountain and lodging revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, hotel operations, property management services, travel reservation services, private club dues, real estate brokerage, conventions, golf course greens fees, licensing, sponsoring activities and other recreational activities, and are recognized as products are delivered or services are performed.  Revenues from private club initiation fees are recognized over the estimated life of the club facilities.  Revenues from arrangements with multiple deliverables are bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting.  If a fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.

Revenues from real estate primarily involve the sale of single-family homesites, condominiums/townhomes, and undeveloped land parcels.  Revenue is recognized upon the consummation of a sale as evidenced by a contract, consideration is received (generally the Company receives full cash payment upon closing), and the Company has transferred to the buyer the usual risks and rewards of ownership.  Contingent future profits, if any, are recognized only when received.  The Company generally applies the "full accrual" method of revenue recognition thereby recognizing revenue and the related profit upon transfer of title to the buyer.  However, if the Company has an obligation to complete improvements of lots sold or to construct amenities or other facilities as contractually required by sales that have been consummated, the Company utilizes the "percentage-of-completion" method of revenue recognition.  Additionally, the Company uses the "deposit" method for sales that have not been completed for which payments have been received from buyers, and as such no profit is recognized until the sale is completed.

Deferred Revenue-- In addition to deferring certain revenues related to private club initiation fees and the Real Estate segment as noted above, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products.  The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate.  During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary.

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

Advertising Costs--Advertising costs are expensed at the time such advertising commences.  Advertising expense for the fiscal years ended July 31, 2004, 2003 and 2002 was $14.6 million, $16.0 million and $16.5 million, respectively.  At July 31, 2004 and 2003, prepaid advertising costs of $451,000 and $234,000, respectively, are reported as current assets in the Company's consolidated balance sheets.

Income Taxes--The Company uses the liability method of accounting for income taxes as proscribed by SFAS No. 109, "Accounting for Income Taxes".  Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheet and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized.  (See Note 10, Income Taxes, for more information related to Deferred Tax Assets and Liabilities).

Net Income/(Loss) Per Share--In accordance with SFAS No. 128, "Earnings Per Share", the Company computes net income per share on both the basic and diluted basis (See Note 3, Net Income (Loss) Per Common Share).

Fair Value of Financial Instruments--The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.  The fair value of amounts outstanding under the Company's credit facilities and Employee Housing Bonds approximate book value due to the variable nature of the interest rate associated with that debt.  The fair values of the Company's Senior Subordinated Notes, Industrial Development Bonds and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair values of the Senior Subordinated Notes, Industrial Development Bonds and other long-term debt at July 31, 2004 and 2003 are presented below (in thousands):

	July 31, 2004		July 31, 2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Subordinated Notes	$390,000	$384,150	$353,858	$374,121
Industrial Development Bonds	61,700	67,061	61,700	72,021
Other Long-Term Debt	9,354	11,044	34,733	36,174

Stock Compensation-- At July 31, 2004, the Company had four stock-based compensation plans.  The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees.  Accordingly, no compensation cost has been recognized for its fixed stock option plans.  Had compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	July 31,
	2004	2003	2002

Net income (loss)
As reported	$ (5,959)	$ (8,527)	$ 7,050
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(528)	(1,926)	(3,505)
Pro forma	$ (6,487)	$(10,453)	$ 3,545

Basic net income (loss) per common share
As reported	$ (0.17)	$ (0.24)	$ 0.20
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0.01)	(0.05)	(0.10)
Pro forma	$ (0.18)	$ (0.29)	$ 0.10

Diluted net income (loss) per common share
As reported	$ (0.17)	$ (0.24)	$ 0.20
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0.01)	(0.05)	(0.10)
Pro forma	$ (0.18)	$ (0.29)	$ 0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0% for each year, expected volatility of 38.7%, 32.2% and 38.5%; risk-free interest rates of 2.92%, 2.19% and 3.92%; and an expected life of five years for each year.  The weighted-average grant-date fair value per share of stock options granted in the fiscal years ended July 31, 2004, 2003 and 2002 was $5.63, $5.17 and $5.72, respectively.

Concentration of Credit Risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash and temporary cash investments in high quality credit institutions.  At times, such investments may be in excess of FDIC insurance limits.  Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.  As a result, as of July 31, 2004, the Company did not consider itself to have any significant concentrations of credit risk.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains allowances for potential credit losses, but does require advance deposits on certain transactions, and historical losses have been within management's expectations.  The Company does not enter into financial instruments for trading or speculative purposes.  The Company has no financial instrument contracts currently outstanding.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Financial Statements as of and for the years ended July 31, 2003 and 2002 to conform to the current period presentation.

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

	Fiscal Year Ended
	July 31,
	2004		2003		2002

	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$ (5,959)	$ (5,959)	$ (8,527)	$ (8,527)	$ 8,758	$ 8,758
Cumulative effect of change in accounting principle	--	--	--	--	(1,708)	(1,708)
Net income (loss)	$ (5,959)	$ (5,959)	$ (8,527)	$ (8,527)	$ 7,050	$ 7,050

Weighted-average shares outstanding	35,294	35,294	35,170	35,170	35,141	35,141
Effect of dilutive securities	--	--	--	--	--	41
Total shares	35,294	35,294	35,170	35,170	35,141	35,182

Income (loss) before cumulative effect of change in accounting principle per common share	$ (0.17)	$ (0.17)	$ (0.24)	$ (0.24)	$ 0.25	$ 0.25
Cumulative effect of change in accounting principle	--	--	--	--	(0.05)	(0.05)
Net income (loss) per common share	$ (0.17)	$ (0.17)	$ (0.24)	$ (0.24)	$ 0.20	$ 0.20

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 3,001,000, 2,495,000 and 2,215,000, in fiscal 2004, 2003 and 2002, respectively.  In fiscal 2004 and 2003, the shares were anti-dilutive due to the Company's net loss position.   In fiscal 2002, shares were anti-dilutive because the exercise price was greater than the average share price during the fiscal year.

4.  Long-Term Debt

Long-term debt as of July 31, 2004 and July 31, 2003 is summarized as follows (in thousands):

	Fiscal year	July 31,	July 31,
	Maturity (g)	2004	2003

Industrial Development Bonds (a)	2007-2020	$ 61,700	$ 61,700
Credit Facility Revolver (b)	2007	--	12,000
Credit Facility Term Loan (b)	2011	98,750	99,750
SSV Credit Facility (b)	2006	13,424	22,110
Senior Subordinated Notes(c)	2009-2014	390,000	360,000
Discount on Senior Subordinated Notes (c)		--	(6,142)
Employee Housing Bonds (d)	2027-2039	52,575	--
Olympus Note (e)	2004	--	25,000
Discount on Olympus Note (e)		--	(656)
Other (f)	2006-2029	9,354	10,389
		625,803	584,151
Less: Current Maturities		3,159	27,931
		$ 622,644	$ 556,220

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

(b)

The Company's credit facility consists of (i) a $325 million revolving credit facility and (ii) a $100 million term loan.  The Vail Corporation is the borrower under the Credit Facility, with Bank of America, N.A. as agent and certain other financial institutions as lenders.  The Vail Corporation's obligations under the Credit Facility are guaranteed by Vail Resorts and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV.  The proceeds of loans made under the Credit Facility may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit.  The revolving credit facility matures June 2007.  Borrowings under the revolving credit facility bear interest annually at the Company's option at the rate of (i) LIBOR plus a margin (3.68% at July 31, 2004) or (ii) the agent's prime lending rate plus a margin (4.75% at July 31, 2004).  The revolving credit facility also includes a quarterly unused commitment fee.  The unused commitment fee is equal to a percentage determined by the Funded Debt to Adjusted EBITDA ratio, as defined in the Credit Facility, times the daily amount by which the revolving credit facility commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends.  Interest rates on the revolving credit facility fluctuate based upon the ratio of the Company's Funded Debt to Adjusted EBITDA on a trailing twelve-month basis.  No borrowings were outstanding under the revolving credit facility as of July 31, 2004.  The term loan matures December 2010 and bears interest at a rate of LIBOR plus a margin (3.93% at July 31, 2004).  The term loan is subject to annual amortization based upon 1% per annum of the original principal amount of the term loan facility.  The Company has the option to prepay the term loan at any time; however, such repayments cannot subsequently be re-borrowed under the term loan facility.  The principal amount outstanding on the term loan was $98.75 million as of July 31, 2004.  The term loan principal amount may be increased on a one-time basis by up to $60 million.  The Credit Facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments.  In addition, the agreement includes certain restrictive financial covenants, the most restrictive of which are the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as defined in the Credit Facility).  The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2004.  The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2005.  However, there can be no assurance that the Company will meet its financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

SSV has a credit facility ("SSV Facility") consisting of (i) a $20.0 million revolving credit facility, (ii) an $8.0 million term loan A and (iii) a $4.0 million term loan B.  Keybank N.A. is agent with certain other financial institutions as lenders.  SSV's obligations under the SSV Facility are collateralized by substantially all of SSV's assets and a $4.2 million letter of credit issued against the Credit Facility.  The proceeds of the loans made under the SSV Facility may be used to fund SSV's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit.  Borrowings bear interest annually at SSV's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin.  Interest rates on the borrowings fluctuate based upon the Consolidated Leverage ratio (as defined in the underlying agreement).  The revolving credit facility matures May 2006.  The revolving Credit Facility also includes a quarterly unused commitment fee.  The term loan A matures May 2006.  SSV must make quarterly principal payments on the term loan A in the amount of $285,715.  SSV has the option to prepay the term loan A at any time; however, such repayments cannot subsequently be re-borrowed under the term loan A facility.  The term loan B matures May 2006 and no payments are due until maturity.  SSV has the option to prepay the term loan B at any time; however, such repayments cannot subsequently be re-borrowed under the term loan B facility.  The principal amount outstanding on the SSV Facility was $13.4 million as of July 31, 2004.  The average interest rate for the fiscal years ending July 31, 2004 and 2003 were 3.0% and 2.9%, respectively.  The SSV Facility provides for negative covenants that restrict, among other things, SSV's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments.  In addition, the SSV Facility includes certain restrictive financial covenants, including the Consolidated Leverage ratio, Minimum Fixed Charge Coverage ratio and Minimum Net Worth (as defined in the SSV Facility).

(c)

In January 2004, the Company completed an offering for $390 million of Senior Subordinated Notes (the "6.75% Notes"), the proceeds of which were used to purchase the previously outstanding $360 million principal amount of Senior Subordinated Notes due 2009 (the "8.75% Notes") and pay related premiums, fees and expenses.  The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15, beginning August 15, 2004.  The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity.  The Company has certain early redemption options under the terms of the 6.75% Notes.  The premium for early redemption of the 6.75% Notes ranges from 3.375% to 0%, depending on the date of redemption.  The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts.  The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (See Note 22, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).  The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of Vail Resorts, Inc. and its Restricted Subsidiaries (as defined in the Indenture) to a) borrow money or sell preferred stock, b) create liens, c) pay dividends on or redeem or repurchase stock, d) make certain types of investments, e) sell stock in the Restricted Subsidiaries, f) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, g) enter into transactions with affiliates, h) issue guarantees of debt and i) sell assets or merge with other companies.  In June 2004, the Company completed an exchange offer for the 6.75% Notes and the guarantees for a new issue of substantially identical debt securities and guarantees registered under the Securities Act.

In January 2004, the Company offered to purchase the 8.75% Notes for total consideration of $1,065.06 per $1,000 principal amount of 8.75% Notes.  Of the outstanding 8.75% Notes, $348.8 million, or approximately 96.9%, were tendered.  In May 2004, the Company called all of the 8.75% Notes remaining outstanding for a call price of 104.375% of the principal balance; as a result, the 8.75% Notes were completely defeased in May 2004.  A loss on extinguishment of debt in the amount of $37.1 million was recorded in connection with the tender and call transactions.

(d)

As of November 1, 2003, the Company began consolidating the Employee Housing Entities, which had previously been accounted for under the equity method (see Note 7, Variable Interest Entities).  As a result, the outstanding indebtedness of the entities (collectively, the "Employee Housing Bonds") has been recorded in the Company's Consolidated Balance Sheets as of July 31, 2004.  The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated for use by the Company's employees.  The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus a margin.  Interest on the Employee Housing Bonds is paid monthly in arrears, and the interest rate is adjusted weekly.  No principal payments are due on the Employee Housing Bonds until maturity.  Each entity's bonds were issued in two series.  The Series A bonds for each employee housing entity are backed by letters of credit issued under the Credit Facility.  Breckenridge Terrace's Series B bonds are also backed by a letter of credit issued under the Credit Facility.  The Series B bonds for Tarnes, BC Housing and Tenderfoot are backed by letters of credit issued by a bank, for which the assets of the employee housing entities serve as collateral.  The chart below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2004 (in thousands):

		Maturity	Tranche A	Tranche B	Total
	Breckenridge Terrace	2039	$ 14,980	$ 5,000	$ 19,980
	Tarnes	2039	8,000	2,410	10,410
	BC Housing	2027	9,100	1,500	10,600
	Tenderfoot	2035	5,700	5,885	11,585
	Total		$ 37,780	$ 14,795	$ 52,575

(e)

In connection with the Company's acquisition of Rancho Mirage in November 2001, the Company entered into a note payable to Olympus Real Estate Partners (the "Olympus Note").  The Olympus Note had a principal amount of $25 million and matured November 15, 2003.  The terms did not provide for interest; therefore, the Company imputed an interest rate of 8% per annum, which had been recorded as a discount on the Olympus Note and was being amortized as interest expense over the life of the Olympus Note.  The Company repaid the Olympus Note in August 2003 with funds from incremental borrowings under the Credit Facility, as amended.

(f)

Other obligations primarily consist of a $6.9 million note outstanding to the Colorado Water Conservation Board, which matures in 2029, and capital leases totaling $1.4 million.  Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 5.45% to 11.65% and have maturities ranging from fiscal 2006 to 2029.

(g)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2004 are as follows (in thousands):

2005	$ 3,159
2006	14,174
2007	5,467
2008	1,366
2009	16,259
Thereafter	585,378
Total debt	$625,803

The Company incurred gross interest expense of $47.5 million, $51.5 million and $40.9 million for the fiscal years ended July 31, 2004, 2003 and 2002, respectively.  The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2004	2003

Land and land improvements	$ 242,585	$ 239,185
Buildings and building improvements	609,682	545,927
Machinery and equipment	385,334	355,287
Automobiles and trucks	21,029	21,550
Furniture and fixtures	115,219	105,687
Construction in progress	29,283	15,597
	1,403,132	1,283,233
Accumulated depreciation	(434,360)	(350,982)
Property, plant and equipment, net	$ 968,772	$ 932,251

Depreciation expense for the fiscal years ended July 31, 2004, 2003 and 2002 totaled $83.2 million, $78.4 million and $65.1 million, respectively.

The composition of intangible assets follows:

	July 31,
	2004	2003
Indefinite lived intangible assets
Trademarks	$ 58,291	$ 58,291
Water rights	11,180	11,180
Other intangible assets	8,007	8,047
Excess reorganization value	14,145	14,145
	91,623	91,663
Accumulated amortization	(24,752)	(24,752)
Indefinite lived intangible assets, net	66,871	66,911

Goodwill
Goodwill	162,444	162,403
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	145,090	145,049

Amortizable intangible assets
Trademarks	293	293
Customer lists	17,814	17,814
Property management contracts	12,042	12,042
Intellectual property	4,754	4,754
United States Forest Service permits	5,010	5,010
Franchise agreement	3,380	3,380
Other intangible assets	15,313	15,313
	58,606	58,606
Accumulated amortization	(40,274)	(37,105)
Amortizable intangible assets, net	18,332	21,501

Total intangible assets	312,673	312,672
Total accumulated amortization	(82,380)	(79,211)
	$ 230,293	$ 233,461

Upon adoption of SFAS No. 142, the Company recorded a transitional impairment charge of $1.7 million, which is included as a cumulative effect of change in accounting principle in the Consolidated Statement of Operations for fiscal 2002.

Amortization expense for intangible assets subject to amortization for the fiscal years ended July 31, 2004, 2003 and 2002 totaled $3.2 million, $3.8 million and $3.4 million, respectively, and is estimated to be approximately $2.2 million annually, on average, for the next five fiscal years.

The weighted-average amortization period for intangible assets subject to amortization is as follows:

	July 31,
	2004	2003
Trademarks	20	20
Customer lists	8	8
Property management contracts	9	9
Intellectual property	6	6
United States Forest Service permits	37	37
Franchise agreement	20	20
Other intangible assets	8	8
Total amortizable intangible assets	11	11

The changes in the net carrying amount of goodwill for the years ended July 31, 2004, 2003 and 2002 are as follows (in thousands):

Balance at July 31, 2001	$ 133,505
Goodwill of acquired businesses	8,849
Transitional impairment charge	(2,754)

Balance at July 31, 2002

$ 139,600
Purchase accounting adjustments	5,449
Balance at July 31, 2003	$ 145,049
Put exercise adjustment	41
Balance at July 31, 2004	$ 145,090

The purchase accounting adjustments to goodwill in fiscal 2003 primarily consist of adjustments to Heavenly in the amount of $5.3 million and to the Lodge at Rancho Mirage in the amount of $0.2 million.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2004	2003

Trade payables	$ 55,858	$ 53,921
Deferred revenue	25,180	18,036
Deposits	30,727	13,292
Accrued salaries, wages and deferred compensation	23,591	19,526
Accrued benefits	20,541	19,592
Accrued interest	14,022	7,798
Accrued property taxes	7,052	7,314
Liability to complete real estate projects, short term	9,063	672
Other accruals	12,834	11,888
Total accounts payable and accrued expenses	$ 198,868	$ 152,039

The composition of other long-term liabilities follows:

	July 31,
	2004	2003

Metropolitan district interest subsidy liability	$ 1,253	$ 14,842
Private club deferred initiation fee revenue	82,921	78,402
Long-term liability to complete real estate projects	3,483	4,820
Other long term liabilities	9,959	15,153
Total other long-term liabilities	$ 97,616	$ 113,217

6.  Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2004:

Equity Method Investees	Ownership Interest
KRED	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
BG Resort	49%
Clinton Ditch and Reservoir Company	43%
Eclipse Television & Sports Marketing, LLC	20%

The Company's ownership interests in BC Housing, Tarnes, Tenderfoot, Breckenridge Terrace (collectively, the "Employee Housing Entities"), Avon Partners II, LLC ("APII") and FFT Investment Partners ("FFT") were formerly accounted for under the equity method.  In connection with the Company's implementation of FIN 46R, the Company determined it is the primary beneficiary of these six entities, which are VIEs, and therefore has included them in its Consolidated Financial Statements as of July 31, 2004 (see Note 7, Variable Interest Entities).

The Company has total net investments in equity method affiliates of $16.5 and $48.0 million as of July 31, 2004 and 2003, respectively.  Of this balance, as of July 31, 2004 and 2003, respectively, $0 and $5.1 million is classified under the caption "Other long-term liabilities", $4.4 and $32.7 million is classified under the caption "Real estate held for sale and investment" and  $12.2 and $20.4 million is classified under the caption "Deferred charges and other assets" in the accompanying Consolidated Balance Sheets.  The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $9.0 million as of July 31, 2004.

The Company's carrying amount of the equity method investment in KRED and BG Resort differs from the value of the underlying equity in net assets due to the difference in the book value and fair market value of the land contributed by the Company to the entities.  The $2.9 million basis difference in BG Resort as of July 31, 2004 is related to the land beneath a hotel facility.  The Company will recognize this basis difference either upon disposition of the Company's investment in BG Resort or the sale of the facility located on the land.  The land basis difference for KRED was $135,000 as of July 31, 2004.  The Company will recognize this difference in basis as revenue when the land is sold.  In addition, the Company recorded an impairment charge of $850,000 on the KRED investment in fiscal 2003, which will be recognized, if applicable, when realized upon disposition of the Company's investment in KRED.

Condensed financial data for SSF/VARE, KRED, BG Resort and all other affiliates are summarized below (in thousands).  The results of operations for SSF/VARE and BG Resort are included for the twelve months ended July 31, 2004, 2003, and 2002.  ).  The results of operations for KRED are included for the twelve months ended June 30, 2004, 2003, and 2002

SSF/VARE

KRED

			BG Resort

All Other Affiliates

Financial data for 2004:
Current assets	$ 5,969	$ 3,768	$ 4,504	$ 1,170
Other assets	3,922	14,147	81,291	15
Total assets	$ 9,891	$ 17,915	$ 85,795	$ 1,185

Current liabilities	$ 4,075	$ 307	$ 9,465	$ 179
Other liabilities	576	4,758	57,804	--
Shareholders' equity	5,240	12,850	18,526	1,006
Total liabilities and shareholders' equity	$ 9,891	$ 17,915	$ 85,795	$ 1,185

Net revenue	$ 38,276	$ 21,652	$ 30,573	$ 5,260
Operating income	3,293	655	(2,482)	306
Net income (loss)	3,224	333	(5,895)	313

Financial data for 2003:
Current assets	$ 4,279	$ 3,851	$ 11,467	$ 6,183
Other assets	4,187	82,690	87,364	63,985
Total assets	$ 8,466	$ 86,541	$ 98,831	$ 70,168

Current liabilities	$ 1,850	$ 11,438	$ 16,577	$ 2,084
Other liabilities	698	13,023	57,833	52,822
Shareholders' equity	5,918	62,080	24,421	15,262
Total liabilities and shareholders' equity	$ 8,466	$ 86,541	$ 98,831	$ 70,168

Net revenue	$ 22,960	$ 21,987	$ 20,382	$ 12,476
Operating income	2,383	496	(587)	1,415
Net income	2,371	(1,546)	(1,968)	(232)

Financial data for 2002:
Net revenue	$ 32,945	$ 45,715	$ --	$ 11,784
Operating income	7,688	5,797	--	2,395
Net income	5,054	6,477	--	(96)

7.   Variable Interest Entities

The Company has determined that it is the primary beneficiary of the Employee Housing Entities, which are VIEs, and has consolidated them in its Consolidated Financial Statements as of November 1, 2003.  In accordance with the guidance in FIN 46R, prior periods were not restated.  As a group, as of July 31, 2004, the Employee Housing Entities had total assets of $46.8 million and total debt of $52.8 million.  All of the Employee Housing Entities' assets serve as collateral for their Tranche B obligations.  The Company's exposure to loss as a result of its involvement with the Employee Housing Entities is limited to the Company's initial equity investments of $2,000, $38.3 million letters of credit related to the Tranche A interest-only taxable bonds and a $5.1 million letter of credit related to the Breckenridge Terrace Tranche B Housing Bonds.  The Company also guarantees debt service on $5.9 million of Tranche B Housing Bonds which expire June 1, 2005.  The letters of credit would be triggered in the event that one of the entities defaults on required Tranche A payments.  The guarantees on the Tranche B bonds would be triggered in the event that one of the entities defaults on required Tranche B debt service payments.  Neither the letters of credit nor the guarantees have default provisions.  There was no impact to the net loss of the Company as a result of the initial consolidation of the Employee Housing Entities.

The Company has determined that it is the primary beneficiary of APII, which is a VIE, and has consolidated the entity as of February 1, 2004.  In accordance with the guidance in FIN 46R, prior periods were not restated.  APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters.  APII had total assets of $4.4 million and no debt as of July 31, 2004.  The Company's maximum exposure to loss as a result of its involvement with APII is limited to its initial equity investment of $2.5 million.  There was no impact to the net loss of the Company as a result of the initial consolidation of APII.

The Company has determined that it is the primary beneficiary of FFT, which is a VIE, and has consolidated the entity as of February 1, 2004.  In accordance with the guidance in FIN 46R, prior periods were not restated.  FFT owns a private residence in Eagle County, Colorado.  The entity had total assets of $5.5 million and no debt as of July 31, 2004.  The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.  There was no impact to the net loss of the Company as a result of the initial consolidation of FFT.

The Company has determined that it has a significant variable interest in but is not the primary beneficiary of BG Resort, which is a VIE.  Accordingly, the Company continues to apply the equity method of accounting to this entity.  The Company has a 49% ownership interest in BG Resort.  BG Resort constructed and owns The Ritz-Carlton, Bachelor Gulch.  BG Resort had total assets of approximately $85.8 million and total liabilities of approximately $67.3 million as of July 31, 2004.  The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its equity contribution of $6.7 million and $4.9 million in loans extended to the entity.  In August 2004, the $4.9 million note was fully repaid from funds obtained by BG Resorts in a debt refinancing.

The Company, through RockResorts LLC ("RockResorts"), manages the operations of several entities that own hotels in which the Company has no ownership interest.  These entities were formed to acquire, own, operate and realize the value primarily in resort hotel properties.  RockResorts has managed the day-to-day operations of the hotel properties since November 2001.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  The VIEs had total assets of approximately $137.9 million and total liabilities of approximately $105.2 million as of July  31, 2004.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to an intangible asset recorded upon the acquisition of the management agreements in the amount of $9.3 million at July 31, 2004.

8.  Put and Call Options

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts.  The minority shareholder in RockResorts has the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis.  The put option can be exercised between October 1, 2004 and September 30, 2005.  Subsequent to July 31, 2004, the minority shareholder in RockResorts informed the Company of its intent to exercise the put.  The Company has determined that this written put option should be marked to fair value through earnings each period.  As of July 31, 2004, the fair value of the option was zero; representing no change in the fair value since July 31, 2003.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to 33% of its interest in RTP to the Company during the period August 1 through October 31 annually.  The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period.  In fiscal 2004, the minority shareholder in RTP exercised a portion of its put option for approximately 2.2% of the minority shareholder's total 49% ownership interest, for a put price of approximately $126,000.  As a result, the Company now holds a 52.1% ownership interest in RTP.  The Company has determined that this put option should be marked to fair value through earnings.  As of July 31, 2004, the fair value of the option was approximately $699,000, representing an increase in the fair value of the option of $78,000 since July 31, 2003.

The Company and GSSI LLC ("GSSI") have the following put and call rights with respect to SSV a) GSSI has the right to put up to 20% of its ownership interests in SSV to the Company at any time during the period between November 1, 2004 and November 10, 2004; b) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; c) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on the trailing twelve month EBITDA of SSV, as EBITDA is defined in the operating agreement.  The Company has determined that this put option should be marked to fair value through earnings.  As of July 31, 2004, the fair value of the option was approximately $3.0 million, representing an increase in the fair value of the option of $1.8 million since July 31, 2003.

9.  Impairment Charges

During fiscal 2004, the Company recognized an impairment loss of costs previously capitalized of $933,000 that consists of a previously proposed Beaver Creek gondola project which was replaced by a plan to install two high-speed chairlifts and the abandonment of a project to relocate Beaver Creek's maintenance facilities.  The previously proposed gondola project and the new maintenance facilities were classified as construction in progress.  In the fourth quarter of fiscal 2004, the Company recorded a write-down on a warehouse facility in the amount of $175,000.  The Company determined that the warehouse met the held for sale criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets".  Accordingly, the carrying value of the warehouse was recorded at its fair value less costs to sell, which was determined based on quoted market prices of similar assets.  The Company transferred its basis ($7.7 million) in the warehouse from Property, Plant and Equipment to Real Estate Held for Sale, and it believes the warehouse will be sold no later than the end of the third quarter of fiscal 2005.

In fiscal 2003, the Company took a non-cash asset impairment charge of $4.8 million related to an option to acquire a 50% interest in real property in Eagle County, Colorado commonly known as the "Gilman" property.  The property consists of approximately 6,000 acres of rugged, high altitude land in close proximity to Vail Mountain.   The Eagle County District Court of Colorado found that the Company had repudiated the terms of the option agreement.  The Court further found that the owner of the property was entitled to terminate the contract and refuse the exercise and that the Company was not entitled to any interest in the property.  The Company is appealing the decision, primarily on the basis that the Court applied the wrong legal standard in deciding the issue.  The Company believes, based on the advice of counsel, that it has strong legal grounds to challenge the decision although there can be no guarantee of any particular outcome.

10.  Income Taxes

At July 31, 2004, the Company has total federal net operating loss ("NOL") carryovers of approximately $160.0 million for income tax purposes of which $148.0 million expire by 2008 and are limited in deductibility each year under Section 382 of the Internal Revenue Code.  The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through December 31, 2007 (Section 382 Amount).  Consequently, the accompanying financial statements and table of deferred items have only recognized benefits related to the NOLs to the extent of the Section 382 Amount.   In addition to the NOLs subject to the Section 382 limitation, the balance of the NOL carryforward of $12.0 million is available for utilization for the next 18 to 19 years.

At July 31, 2004, the Company has approximately $2.4 million in unused general business credit carryovers that expire in the years 2010 through 2022 and approximately $6.1 million in unused minimum tax credit carryovers that do not expire.  Additionally, at July 31, 2004, the Company has $3.6 million of charitable contribution carryforward that may be carried forward to future years tax returns for the next 5 years.

Management has determined that it is more likely than not that a portion of the deferred tax asset generated primarily from California NOLs will not be realized and a valuation allowance in the amount of $686,000 has been established.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of July 31, 2004 and July 31, 2003, are as follows (in thousands):

	July 31,
	2004	2003

Deferred income tax liabilities:
Fixed assets and investments	$ 101,239	$ 101,844
Intangible assets	20,702	18,921
Other, net	6,269	1,276
Total	128,210	122,041
Deferred income tax assets:
Accrued expenses	7,961	4,381
Net operating loss carryforwards and minimum and other tax credits	24,005	20,024
Deferred membership revenue	25,891	24,951
Other, net	3,371	4,492
Total	61,228	53,848
Valuation allowance for deferred income taxes	(686)	(493)
Deferred income tax assets, net of valuation allowance	60,542	53,355
Net deferred income tax liability	$ 67,668	$ 68,686

The net current and noncurrent components of deferred income taxes recognized in the consolidated balance sheet are as follows (in thousands):

	July 31,
	2004	2003

Net current deferred income tax asset	$ 12,077	$ 10,123
Net non-current deferred income tax liability	79,745	78,809
Net deferred income tax liability	$ 67,668	$ 68,686

Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal Year Ended
	July 31,
	2004	2003	2002

Current:
Federal	$ (1,822)	$ (9,775)	$ 7,506
State	219	(65)	2,552
Total current	(1,603)	(9,840)	10,058
Deferred:
Federal	(843)	4,361	(1,995)
State	(175)	(86)	(1,267)
Total deferred	(1,018)	4,275	(3,262)
Tax benefit related to exercise of stock options and issuance of restricted stock	64	87	47
	$ (2,557)	$ (5,478)	$ 6,843

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income/(loss) from continuing operations before income taxes is as follows:

	Fiscal Year Ended
	July 31,
	2004	2003	2002

At U.S. federal income tax rate	(35.0)%	(35.0)%	35.0%
State income tax, net of federal benefit	--%	(2.6)%	5.3%
Benefit of state tax reduction	--%	(4.1)%	--%
Nondeductible compensation	6.0%	8.0%	6.7%
Nondeductible meals and entertainment	2.5%	2.2%	2.2%
General business credits	(4.5)%	(3.9)%	(1.1)%
Other	1.0%	(3.7)%	(4.2)%
	(30.0%)	(39.1)%	43.9%

11.  Related Party Transactions

Operating expenses include an annual fee for management services provided by Apollo Advisors, an affiliate of the majority holder of the Company's Class A Common Stock.  This fee is generally settled partly in cash and partly in services rendered by the Company to Apollo Advisors and its affiliates.  The fee for the years ended July 31, 2004, 2003 and 2002 was $500,000 each year.  The Company's balance sheets reflected a net payable to Apollo Advisors of $84,000 as of July 31, 2004 and a net receivable from Apollo Advisors of $4,000 as of July 31, 2003.

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("BCRC"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek.  The Company has a management agreement with BCRC, renewable for one-year periods, to provide management services on a fixed fee basis.  Management fees and reimbursement of operating expenses paid to the Company under its agreement with BCRC during the years ended July 31, 2004, 2003 and 2002 totaled $6.9 million, $6.2 million and $6.7 million, respectively.  The Company had a receivable with respect to this arrangement of $0.2 million and $0.8 million as of July 31, 2004 and 2003, respectively.

At July 31, 2004, the Company has outstanding a $4.5 million note receivable from BG Resort.  The note bears interest at 11.0% per annum.  The proceeds of the loan were used in constructing the Ritz-Carlton, Bachelor Gulch (the "Hotel").  The principal sum is due in January 2011.  BG Resort did not pay interest to the Company with respect to this arrangement in fiscal 2004.  BG Resort paid the Company $461,000 and $712,000 in interest related to this arrangement during fiscal years 2003 and 2002, respectively.  The Company has deferred this interest income and will recognize it over the life of the assets the underlying loan was used to construct.  In July 2004, the Company advanced $367,500 to BG Resort, the proceeds of which were used for general working capital requirements.  This note bears interest at 11.0% per annum and matures at the time of the BG Resort debt refinancing.  In August 2004, the notes were fully repaid, including interest due, from funds obtained by BG Resort in a debt refinancing.

In November 2002, the Company purchased an approximately 20,000 square foot spa and skier services area and 30 parking spaces from BG Resort for $13.3 million.  The Company recorded revenues of $2.3 million and  $1.1 million during fiscal years 2004 and 2003 related to use of the spa by Hotel guests.  In return, the Company paid a fee to the Hotel, related to Hotel guest usage of the spa, of $200,000 during fiscal 2004 and a de minimus amount during fiscal 2003.

In August 2003, the Company became the bookkeeper for BG Resort.  The Company's responsibilities include maintaining the books and records of BG Resort and overseeing the annual financial statement audit in exchange for approximately $100,000 per year.  The agreement governing these services was signed in June 2004.  In August 2004, the Company received payment of $100,000 for services rendered.

On December 7, 2000, the Company and BG Resort entered into a Golf Course Access Agreement (the "Golf Agreement") which gave Hotel guests preferential tee times at Red Sky Ranch Golf Course (the "Course").  For this privilege, BG Resort paid a one-time access fee of $3,000,000 to the Company.  The term of the Golf Agreement commenced with the opening date of the Course and will expire on the later of (1) 50 years after the opening date of the Course or (2) the date on which the Operating Agreement expires or is terminated.  The Company recognized approximately $60,000 and $30,000 in revenues related to the Golf Course Access Agreement in fiscal 2004 and 2003, respectively.

In November 2002, BG Resort entered into a trade with the Company, whereby the Hotel received 150 employee season ski passes in exchange for the Company receiving a $100,000 credit in services at the Hotel.  As of July 31, 2004 and 2003 there was a de minimus amount remaining in service credit for the Company.

As of July 31, 2004, the Company had outstanding a $2.5 million note receivable from KRED.  This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties.  In addition, as of July 31, 2004, the Company had a receivable of approximately $574,000 from KRED related to advances used for development project funding as necessary.  The advances do not have specific repayment terms and are dependent upon the underlying development projects becoming cash flow positive. KRED paid the Company $59,000 and $229,000 in interest related to this arrangement during fiscal years 2004 and 2003, respectively.  No interest was due to the Company under this arrangement during fiscal 2002.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit counties, Colorado in which the Company has a 50% interest.  SSF/VARE is the broker for several of the Company's developments.  The Company paid real estate commissions of approximately $1.0 million, $2.4 million and $4.1 million to SSF/VARE in fiscal 2004, 2003 and 2002, respectively.  SSF leases several spaces for real estate offices from the Company.  The Company recognized approximately $330,000, $464,000 and $265,000 in revenues related to these leases in fiscal 2004, 2003 and 2002, respectively.

RockResorts serves as the management company for five hotels not owned by the Company.  Management fees and other receivables from these five properties amount to $380,000 and $277,000 at July 31, 2004 and 2003 respectively, which is included in trade receivables in the accompanying balance sheets.  The Company received management fees of $2.3 million, $2.3 million and $1.1 million in fiscal 2004, 2003 and 2002, respectively with regards to these agreements.  The Company received reimbursements of $159,000 and $81,000 in fiscal 2004 and 2003, respectively, for out-of-pocket expenses from the managed hotels.  The Company did not receive reimbursement for out-of-pocket expenses from the managed hotels in fiscal 2002.  Although the employees of the managed hotels are employees of the Company, their payroll is paid by the hotel owners.  The hotel owners paid the employees $18.8 million, $23.7 million and $16.9 million in fiscal 2004, 2003 and 2002, respectively under this arrangement.

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

In 1995, James P. Thompson, President of VRDC, and his spouse received financial terms more favorable than those available to the general public in connection with their purchase of a homesite at Bachelor Gulch Village.  Rather than payment of an earnest money deposit with the entire balance due in cash at closing, this contract provides for no earnest money deposit with the entire purchase price (which was below fair market value) to be paid under a promissory note of $350,000.  In 1999, the agreement was amended to provide that the promissory note would continue to accrue at a rate of eight percent per annum and would be payable in full in the form of one lump sum payment.  The amendment also provided that the lump sum payment shall be due on the earlier of (i) the date the property is sold, (ii) two years from the date Mr. Thompson's employment with the Company is terminated for any reason, or (iii) September 1, 2009.  The Company's loan was subordinated to Mr. and Mrs. Thompson's permanent financing on the home, on terms and conditions reasonably acceptable to the Company.  Subsequent to July 31, 2004, Mr. Thompson sold the home and repaid the note in full.

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

In February 2001, the Company invested in the purchase of a primary residence in the Vail Valley for Martin White, former Senior Vice President of marketing for the Company.  The Company contributed $600,000 towards the purchase price of the residence and thereby obtained an approximate 37.5% undivided ownership interest in such residence.  In July 2003, Mr. White ceased to be an employee of the Company.   In June 2004, Mr. White's former residence was sold for $1,835,000.  The net proceeds to the Company for its 37.5% ownership interest were approximately $644,000, $44,000 in excess of the Company's investment.

In February 2001, the Company invested in the purchase of a primary residence in Breckenridge, Colorado for Roger McCarthy, Senior Vice President and Chief Operating Officer for Breckenridge.  The Company contributed $400,000 towards the purchase price of the residence and thereby obtained an approximate 40% undivided ownership interest in such residence.  The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. McCarthy's termination of employment from the Company.

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

In July 2002, the Company purchased from Richard Lesman, then Vice President of Sales for the Company, and his spouse, Mary Lesman, his former residence located in Carmel, Indiana, for a price of $511,250, which approximated the appraised value at the time.  The purchase was made to facilitate Mr. Lesman's move in connection with his employment by the Company.  In June 2003, the Company sold the home for $476,000.  In July 2003, Mr. Lesman ceased to be an employee of the Company.

In November 2002, Heavenly Valley Limited Partnership ("Heavenly LP") invested in the purchase of a residence in the greater Lake Tahoe area for Blaise Carrig, Chief Operating Officer for Heavenly.  Heavenly LP contributed $449,500 toward the purchase price of the residence and thereby obtained a 50% undivided ownership interest in such residence.  Heavenly LP shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Carrig's termination of employment from Heavenly LP.

In September 2003, the Company invested in the purchase of a residence in Eagle County, Colorado for Jeffrey W. Jones, Senior Vice President and Chief Financial Officer, and his family.  The Company contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence.  The Company shall be entitled to receive its proportionate share of the resale price of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Jones' termination of employment from the Company.

In February 2003, Marc J. Rowan, a director of the Company and a founding principal of Apollo Advisors, and Michael Gross (also a founding principal of Apollo Advisors), each purchased a homesite at Bachelor Gulch Village.  The purchases occurred pursuant to the September 1999 contracts between the Company and the purchasers, as previously disclosed in the Company's annual proxy statements since 1999.  The purchase price for each site was $378,000, which the Company believed at the time to be the approximate fair market value of the sites at the time of the original contracts, less a credit of $132,300 for certain infrastructure costs, such as architectural plans, necessary to develop the sites.  The Company determined the sales price at the time of discussions with Mr. Rowan about a possible purchase more than a year prior to the September 1999 execution of the contracts based on a formula used by the Company's real estate subsidiary for establishing the base land price of a development parcel for multiple homesites under contract at the time to a third party developer, and the assumed square footage of the residence expected to be built on the sites as indicated by Messrs. Rowan and Gross.  Also, as previously stated in the Company's proxy statements, the contracts were amended to extend the original closing dates on each property from January 2001 to January 2003.  As previously disclosed in the Company's Form 10-Q for the third quarter of 2003, the Company believes that, at the time of the closing of the purchases by Messrs. Rowan and Gross in February 2003, the fair market value of each site was approximately $1.6-$1.7 million, based generally on the Company's familiarity with appreciated values of Bachelor Gulch real estate.  Additionally, the Company has been advised by Mr. Rowan and Mr. Gross that each has sold the properties for approximately that amount.  Upon further review of the transactions, the Company has determined that, due to differences between the expected sizes of the residences to be built on the properties contracted to be sold to Mr. Rowan and Mr. Gross, as compared to properties under contract with the third party developer, and in light of the actual sales prices of homesites in excess of the base land prices as sold by the third party developer, the market value of the two sites at the time of execution of the contracts with Mr. Rowan and Mr. Gross should have been approximately $601,000 each.  The infrastructure credit corresponded to an estimate by the Company's real estate subsidiary of the amount the Company would have had to spend on infrastructure had the properties been sold to the third party developer.  Mr. Rowan and Mr. Gross have each made a supplemental payment of $223,000 (reflecting the difference between $601,000 and the stated purchase price), an additional payment equal to the amount of the infrastructure credit and any additional amounts that the Company paid for infrastructure in connection with the lots, plus interest on these amounts from the date of closing of the properties to receipt of the payments.

The Company has also entered into certain compensation related transactions with Adam Aron, the Company's Chief Executive Officer and the Chairman of the Board of Directors.  For more information regarding these compensation related transactions, see Note 18, Non-Cash Deferred Compensation.

12.  Commitments and Contingencies

Metropolitan Districts

The Bachelor Gulch and Red Sky Ranch developments created by VRDC utilize a "dual-district" structure to finance and provide municipal services to the property owners within each development.  For Bachelor Gulch, SCMD is the service district and BGMD is the financing district; similarly, for Red Sky Ranch, Holland Creek Metropolitan District ("HCMD") is the service district and Red Sky Ranch Metropolitan District ("RSRMD") is the financing district.

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

The SCMD and HCMD service districts own, operate and maintain the municipal facilities and the BGMD and RSRMD financing districts are responsible for the payment of the costs related to the construction, operation and maintenance of the facilities.  SCMD and HCMD have little or no assessed valuation within their boundaries from which general obligation ("GO") bonds could be paid, whereas virtually all of the assessed valuation of property to be developed is within the boundaries of BGMD and RSRMD.  SCMD and HCMD issued variable rate revenue bonds, the funds of which were used to finance the construction of facilities.  The bonds have been credit-enhanced by letters of credit issued against the Company's Credit Facility.  The debt service requirements of the bonds are to be paid by payments from BGMD and RSRMD.  BGMD and RSRMD generate funds for the payment of the debt service requirement through the assessment of ad valorem property taxes to property owners within the districts.  In addition, as the assessed value of the property within the financing district grows, BGMD and RSRMD are required to issue GO or revenue bonds to capture the tax value of increases in the tax base within the financing district, the proceeds of which will be used to retire the GO bonds issued by the service district.

VRDC has agreed to pay "capital improvement fees" to BGMD and RSRMD, which are passed through to SCMD and HCMD for purposes of fulfilling the debt service obligations on the bonds.  Capital improvement fees are required to be paid only to the extent that funds are necessary to make debt service payments; therefore as BGMD and RSRMD issues GO bonds to retire the SCMD and HCMD bonds, VRDC's obligation to pay capital improvement fees diminishes.

In March 2004, BGMD successfully completed a GO bond offering.  The proceeds of the GO bond offering, along with contributions from Bachelor Gulch Village Association ("BGVA") and SCMD, were used to retire the $26.9 million outstanding SCMD bonds.  As a result of this transaction, the $28.5 million letters of credit supporting the SCMD bonds issued against the Company's bank credit facility were released.  In addition, the Company no longer has an obligation to pay capital improvement fees to BGMD as a result of the defeasance of the SCMD bonds.   Accordingly, as the Company has no ongoing obligations to provide any funding or guarantees, or make payments to these entities, the Company relieved the $15.1 million liability previously recorded for the capital improvement fees as a reduction to Real Estate segment operating expense.

The Company credit-enhances $12.0 million of bonds issued by HCMD through a $12.1 million letter of credit issued against the Company's Credit Facility.  The Company has recorded a liability, primarily within "Other long-term liabilities", for the present value of the estimated future capital improvement fees it will be required to make under its agreements with RSRMD.  The Company recorded a liability of$1.9 million at July 31, 2004 and 2003 with respect to the estimated present value of future RSRMD capital improvement fees.

Guarantees

As of July 31, 2004, the Company had various other letters of credit outstanding in the amount of $61.6 million, consisting primarily of $43.4 million in support of the Employee Housing Bonds, a $4.2 million letter of credit issued in support of SSV's credit facility and construction performance guarantees.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers and indemnities related to the Company's use of public lands.  The duration of these indemnities generally is indefinite.  In addition, the Company indemnifies BG Resort's lenders, partners and hotel operator against losses, damages, expenses or claims that may arise under any hazardous materials law related to the land contributed by the Company to BG Resort.  These indemnifications generally do not limit the future payments the Company could be obligated to make.  The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels.  As of July 31, 2004, the Company has recorded a liability related to the airline guarantees of $1.4 million.  The Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying financial statements, either because the Company has recorded on its balance sheet the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos.  The Company does not record any product warranty liability with respect to these indemnifications.

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid.  All of these indemnification agreements were in effect prior to January 1, 2003 and therefore the Company does not have a liability recorded for these agreements as of July 31, 2004.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $12.5 million, and anticipates completion within the next five years (see Note 5, Supplementary Balance Sheet Information for more information regarding the composition of this liability).

The Company has agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA") and BCRC.  In connection with these agreements, BGVA has deposited $5 million, BCRC has deposited $4 million, and the Company has deposited $1 million into an escrow account to be used by the Company to fund the construction of the chairlifts.  In connection with the notices, the Company has executed a third-party contract for the purchase and installation of the chairlifts and has commenced construction of the chairlifts.  The estimated net total cost to the Company to complete the lifts and related infrastructure is $9.6 million.  As of July 31, 2004, the Company has incurred net cash outlays of  $1.5 million in connection with the lift construction and has recorded a liability of $5.5 million related to the lift construction.

The Company has agreed to purchase, upon notification of the issuance of a certificate of occupancy, approximately 10,500 square feet of commercial space in Avon, Colorado.   The Company, subsequent to July 2004, received notification of the issuance of a certificate of occupancy, and expects to purchase the commercial space during fiscal 2005.  The Company has agreed to build a skier access bridge for the 2004/05 ski season in relation to a proposed real estate development at Vail's Lionshead Village.  At July 31, 2004, the estimated remaining cost to the Company to complete these projects is approximately $5.2 million.  The Company will record a liability for these items when triggering events occur which contractually commit the Company.

The Company has executed as lessee operating leases for the rental of office space, employee residential units and office equipment through fiscal 2018.  Certain of these leases have renewal terms at the Company's option and/or escalation clauses (primarily based on CPI).  For the fiscal years ended July 31, 2004, 2003 and 2002, the Company recorded lease expense related to these agreements of $16.3 million, $22.5 million and $15.4 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of July 31, 2004 are as follows (in thousands):

2005	$ 10,157
2006	8,524
2007	7,497
2008	6,870
2009	4,138
Thereafter	15,092
Total	$ 52,278

Self Insurance

The Company is self-insured in Colorado for employee medical and workers' compensation claims.  The Company has stop loss insurance for both.  The self-insurance liability related to workers' compensation is determined actuarially based on claims filed.  The self-insurance liability related to medical claims includes an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by the Company.  The amounts related to these claims are included as a component of accounts payable and accrued expenses as noted in Note 5, Supplementary Balance Sheet Information.

Legal

The Company is a party to various lawsuits arising in the ordinary course of business.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.

Settlement of EPA Wetland Case

On June 3, 2004, the U.S. District Court for the District Court of Colorado approved the Consent Decree previously entered into, in October 2003, between the Company and the United States of America, Department of Justice, on behalf of the EPA, to settle the alleged violation of the Clean Water Act in 1999 by the Company.  The alleged violation involved the discharge, without a permit, of fill material into less than one acre of wetlands in connection with the road construction undertaken by the Company as part of the Blue Sky Basin expansion at the Vail ski area.

The Company has completed the restoration work on the wetland impact, subject to continuing monitoring/restoration work over the next several years, pursuant to the Amended and Restated Restoration Plan (which is part of the Consent Decree).  Pursuant to the terms of the Consent Decree, the Company paid a civil fine of $80,100 in July 2004.  The Consent Decree also provides for certain stipulated monetary penalties for any future violations of the Clean Water Act at the Vail ski area or other future non-compliance with the Consent Decree.  The Consent Decree constitutes a full and final settlement of the United States' claims against the Company under the Clean Water Act regarding the 1999 matter.

Settlement of Keystone/Intrawest LLC-Delaware Court

In December 2003, the parties jointly stipulated to dismiss the Company's suit in Delaware Chancery court against the Intrawest member of KRED.  In connection with the settlement, the joint venture distributed a majority of its assets to its members.  For further information regarding this matter, see Note 2, Summary of Significant Accounting Policies.

Wyoming Cases

As previously disclosed, four of the Company's subsidiaries (JHL&S, LLC d/b/a/ Snake River Lodge & Spa ("SRL&S"), Teton Hospitality Services, Inc., GTLC and VRDC) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02‑CV‑17J, 02‑CV‑16J) in July 2002.

At a mediation held on September 29 and 30, 2004 before a magistrate judge in the federal district court for Wyoming, the parties agreed to a final settlement of the matter.  The settlement amount is fully insured.

The case arose out of an August 2, 2001 carbon monoxide accident in a hotel room at SRL&S in Teton Village, Wyoming, resulting in the death of a doctor from North Carolina and injuries to his wife.  One lawsuit was a wrongful death action on behalf of the estate of the deceased; the other was a personal injury action on the part of his wife, including alleged brain damage.

The complaints alleged negligence on the part of each defendant and sought damages, including punitive damages.  The two cases were consolidated and tried from mid-November to mid-December 2003.  On December 16, 2003, the jury rendered a total verdict of $17.5 million in compensatory damages in both cases.  No punitive damages were awarded in either case against any defendants.  SRL&S (formally known as JHL&S, LLC), a 51% subsidiary of the Company, was found by the jury to be 47.5% responsible for the damages, for a total of approximately $8.3 million.  Two local Jackson Hole area contractors not party to the trial were found to be collectively 52.5% responsible.  The jury rendered a verdict in favor of all of the Company's other subsidiaries who were defendants in the case.  On March 9, 2004, the court ruled in favor of the Company's motion that JHL&S, LLC is not, as a matter of law, vicariously liable for the 52.5% of the verdicts for which the jury found the third party contractors to be responsible.  Subsequently, plaintiffs filed a motion for reconsideration of the ruling; that motion was pending at the time of the settlement of the case on September 30, 2004.  Pursuant to the terms of the settlement, the cases will be determined with prejudice against SRL&S and all defendants.

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

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

The Company became aware of water intrusion and condensation problems causing mold damage in the 17 building, employee housing facility owned by Breckenridge Terrace, LLC ("Breckenridge Terrace"), an employee housing entity in which the Company is a member and the manager.  As a result, the facility was not available for occupancy for the 2003/04 ski season.  While each building was affected to a different extent, all buildings at the facility required mold remediation and reconstruction and this work began in the third quarter of fiscal 2004.

Outside forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects.   In accordance with Colorado law, Breckenridge Terrace served separate Notice of Claims letters outlining the defects with the general contractor, architect and developer.  These third parties denied these claims, and Breckenridge Terrace filed a demand for binding arbitration in June 2004.  No arbitration hearing date has been set.  Also, Breckenridge Terrace filed claims with the relevant insurance carriers but these claims have been initially denied.  Recoveries, if any, of any portion of the remediation and reconstruction liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when their receipt is deemed probable.  The Company member of the LLC has agreed to loan to Breckenridge Terrace (a consolidated entity) the necessary funds to complete the necessary remediation work.  See Note 13, Mold Remediation, for more information regarding mold remediation.

SEC Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs.

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company.  In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs.  In November 2003, the SEC issued an additional subpoena to the Company to produce documents related primarily to the restated items included in the Company's Form 10-K for the year ended July 31, 2003.  In April and June 2004, the SEC issued additional subpoenas to the Company and made, and continues to make, voluntary requests to the Company to provide documents and information primarily related to further information on prior requests, as well as other items.  Certain current and former officers and employees of the Company have appeared or are expected to appear for testimony before the SEC pursuant to subpoena.  The Company is fully cooperating with the SEC in its investigation.

13.  Mold Remediation

The Company is aware of water intrusion and condensation problems causing mold damage in the employee housing facility owned by Breckenridge Terrace.  As of July 31, 2004, the Company estimates that the remediation work is approximately 50% complete and anticipates that all work will be completed by the second quarter of fiscal 2005.  Breckenridge Terrace has accrued $7.0 million, in current liabilities, for estimated costs associated with this mold remediation obligation as such costs are deemed probable and reasonably estimable.  Of this amount, $5.5 million was recorded as a charge to operating income and the remaining $1.5 million has been recorded as construction in progress as the recorded liability includes costs associated with the improvement to the design and safety of the facilities as compared with the condition of the facilities when originally constructed.  To date, the Company has incurred $2.4 million in actual remediation work.  Recoveries, if any, of any portion of the mold remediation liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when their receipt is deemed probable.  As the remediation progresses, it is possible that these estimates may change significantly.  For information regarding potential legal recoveries, see Note 12, Commitments and Contingencies.

14.   Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate operations.  The Mountain segment includes the operations of the Company's ski resorts and related ancillary activities, and Lodging, which includes the operations of all of the Company's owned hotels, RockResorts, GTLC, condominium management and golf operations.  The Real Estate segment develops, buys and sells real estate in and around the Company's mountain resort communities.  The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports non-GAAP financial measures such as Reported EBITDA, defined as segment net revenues less segment specific operating expenses plus segment specific gains on transfer of property plus segment equity income.    SFAS No. 131 requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (as defined in SFAS No. 131) for purposes of evaluating segment performance.  Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

Reported EBITDA is not a measure of financial performance under generally accepted accounting principles.  Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance.  Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Because Reported EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company evaluates performance and allocates resources to its segments based on Reported EBITDA, as previously defined.  Mountain Reported EBITDA consists of net mountain revenue plus mountain equity investment income less mountain operating expense.  Lodging Reported EBITDA consists of net lodging revenue plus lodging equity investment income less lodging operating expense.  Real Estate Reported EBITDA consists of net real estate revenue plus real estate equity investment income plus gains on transfers of property less real estate operating expense.  All segment expenses include an allocation of corporate administrative expense.   Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.  The accounting policies specific to each segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Fiscal Year Ended
	July 31,
	2004	2003	2002

Net revenue:
Mountain	$ 500,436	$ 464,104	$ 396,572
Lodging	176,334	165,893	154,834
Real estate	45,123	80,401	63,854
	$ 721,893	$ 710,398	$ 615,260
Equity investment income/(loss):
Mountain	$ 1,376	$ 1,009	$ 1,748
Lodging	(3,432)	(5,995)	(57)
Real estate	460	3,962	2,744
	$ (1,596)	$ (1,024)	$ 4,435
Reported EBITDA:
Mountain	$ 132,828	$ 98,671	$ 93,021
Lodging	11,778	4,937	13,921
Real estate	30,939	17,721	15,272
	$ 175,545	$ 121,329	$ 122,214

Investments in real estate	$ 27,802	$ 22,572	$ 68,705

Real estate held for sale and investment	$ 134,548	$ 123,223	$ 161,778

Reconciliation to consolidated income (loss) before provision for income taxes:
Mountain Reported EBITDA	$ 132,828	$ 98,671	$ 93,021
Lodging Reported EBITDA	11,778	4,937	13,921
Real estate Reported EBITDA	30,939	17,721	15,272
Total Reported EBITDA	175,545	121,329	122,214
Depreciation and amortization expense	(86,377)	(82,242)	(68,480)
Asset impairment charge	(1,108)	(4,830)	--
Mold remediation	(5,500)	--	--
Loss on disposal of fixed assets	(2,345)	(794)	(226)
Other income (expense):
Investment income	1,886	2,011	1,295
Interest expense	(47,479)	(50,001)	(38,788)
Loss on extinguishment of debt	(37,084)	--	--
Gain (loss) on put options	(1,875)	1,569	--
Other income	(179)	17	155
Minority interest in income of consolidated subsidiaries, net	(4,000)	(1,064)	(569)
Income (loss) before provision for income taxes	$ (8,516)	$ (14,005)	$ 15,601

In fiscal 2004, the private club operations associated with Red Sky Golf Club were recorded within the Lodging segment whereas these operations had historically been recorded in the Mountain segment.  Conforming reclassifications were made to fiscal years 2003 and 2002.

15.  Workforce Reduction

In October 2002, the Company's president, Andy Daly, ceased to be an employee of the Company.  The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2003 in relation to Mr. Daly's severance agreement, which was recorded in Operating Expense in the Consolidated Statement of Operations.  The final cash portion of Mr. Daly's severance benefits was paid in fiscal 2004.

In July 2003, the Company announced the restructuring of its sales and marketing focus and organization. The workforce reduction included the termination of three employees effective July 31, 2003 resulting in severance expense of approximately $505,000 including an incremental amount of associated benefits burden, which was recorded in Operating Expense in the Consolidated Statement of Operations.  The Company paid the full amount of the severance during fiscal 2004.

16.  Selected Quarterly Financial Data (Unaudited--In thousands, except per share amounts)

                                        Fiscal 2004

	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2004	2004	2004	2004	2003

Mountain revenue	$ 500,436	$ 30,762	$ 234,192	$ 201,390	$ 34,092
Lodging revenue	176,334	45,776	49,569	38,350	42,639
Real estate revenue	45,123	6,570	4,165	7,496	26,892
Total net revenue	721,893	83,108	287,926	247,236	103,623
Income (loss) from operations	81,811	(43,590)	109,166	46,631	(30,396)
Net income (loss)	(5,959)	(36,304)	62,485	(6,737)	(25,403)
Basic net income (loss) per common share	(0.17)	(1.03)	1.77	(0.19)	(0.72)
Diluted net income (loss) per common share	$ (0.17)	$ (1.03)	$ 1.77	$ (0.19)	$ (0.72)

                                        Fiscal 2003

	Year

Quarter

			Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2003	2003	2003	2003	2002

Mountain revenue	$ 464,104	$ 32,313	$210,841	$ 188,245	$ 32,705
Lodging revenue	165,893	42,473	46,143	35,752	41,525
Real estate revenue	80,401	4,968	11,888	24,191	39,354
Total net revenue	710,398	79,754	268,872	248,188	113,584
Income (loss) from operations	34,487	(53,601)	81,375	43,266	(36,553)
Net income (loss)	(8,527)	(33,673)	33,536	16,724	(25,114)
Basic net income (loss) per common share	(0.24)	(0.96)	0.95	0.48	(0.71)
Diluted net income (loss) per common share	$ (0.24)	$ (0.96)	$ 0.95	$ 0.47	$ (0.71)

17.  Capital Stock

The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock.

The Charter and the bylaws of the Company provide that two-thirds of the Board of Directors of the Company shall be comprised of Class 1 directors and one-third shall be comprised of Class 2 directors, with each director serving a one-year term.  Pursuant to the Company's Charter, Class 1 directors will be elected by the affirmative vote of a majority of the shares of Class A Common Stock and Class 2 directors will be elected by the affirmative vote of a majority of the shares of Common Stock.  As of July 31, 2004 and 2003, Apollo Ski Partners, L.P. ("Apollo Ski Partners") owned substantially all of the Class A Common Stock of the Company and, consequently, Apollo Ski Partners has the ability to elect all of the Class 1 directors.  Historically, the nominees for Class 1 directors have been selected by Apollo Ski Partners and many of such directors have been affiliated with Apollo Ski Partners.

The Class A Common Stock is convertible into Common Stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A Common Stock are outstanding.  The Common Stock is not convertible.  Each outstanding share of Class A Common Stock and Common Stock is entitled to vote on all matters submitted to a vote of stockholders.  In February 2004, 1.3 million shares of Class A Common Stock converted to Common Stock; during fiscal years 2003 and 2002 no Class A Common Stock shares were converted.   For additional information about the Company's Class A Common Stock, see Note 23, Subsequent Events.

18.   Non-Cash Deferred Compensation

Pursuant to the employment agreement of Adam Aron, the Company's Chairman of the Board and Chief Executive Officer, entered into May 2001 and the amendment thereto entered into July 2003, Mr. Aron became fully vested in the following components of non-cash compensation as of August 3, 2003:

a one-time bonus of $600,000 which Mr. Aron used to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000,

a one-time bonus of $1,500,000 which Mr. Aron used to purchase the Beaver Creek property in which Mr. Aron currently resides and related Beaver Creek Club membership from the Company for a purchase price of $1,500,000, and a one-time bonus of $659,750 which Mr. Aron used to purchase a Bachelor Gulch homesite and related Bachelor Gulch Club and Red Sky Golf Club memberships.

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

In fiscal years 2003 and 2002 the Company recorded $1.8 million and $1.6 million, respectively in compensation expense related to the previously non-vested portion of the non-cash compensation.  The amount of compensation expense recorded was based on the assumed fair market values of the underlying real property and related memberships and was marked to market as necessary.  In July 2003, the Company obtained various third-party appraisals upon which to base the fair market value of the Red Sky Ranch and Beaver Creek transactions.  The Company based the value of the Bachelor Gulch transaction on the assessed property tax value and comparable sales at the vesting date.

In addition, pursuant to the terms of the employment agreement, Mr. Aron vested in 165,000 shares of restricted stock in July 2003, which had a grant-date fair market value of $13.80 per share.  The Company recorded compensation expense of $1.2 million in the fiscal year ended July 31, 2003, related to this grant.  Separately, Mr. Aron also vested in 7,500 shares of restricted stock in July 2003 pursuant to a grant made in September 2000.  These shares had a grant-date fair value of $19.13 per share.  The Company recorded compensation expense of $143,000 in fiscal 2003 related to these shares.

In March 2001, the Compensation Committee of the Company's Board of Directors granted Jim Thompson, President of VRDC, a one-time bonus in the amount of $600,000 which Mr. Thompson was required to use to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000; Mr. Thompson vested in this bonus as of July 1, 2003 and took title of the property and related membership in fiscal 2004.  The Company recorded compensation expense of  $388,000 and $378,000 during the years ended July 31, 2003 and 2002, respectively, related to this transaction.  The amount of compensation expense recorded was based on the appraised fair market value of the underlying real property and membership.

In fiscal 2004, Mr. Aron took title to the Red Sky Ranch and Bachelor Gulch properties and related memberships and Mr. Thompson took title to the Red Sky Ranch homesite and related club membership.  The Company recognized a net gain of $2.1 million related to the transfer of the properties on the line item entitled "Gain on transfer of property".

19.  Stock Compensation Plans

The Company has four fixed option plans: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan").  Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries.  Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant.  The terms of the options granted under the 1993 Plan are determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years.  1,500,000, 2,500,000, and 2,500,000 shares of Common Stock may be issued in the form of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan, the 1999 Plan and the 2002 Plan, respectively.  Under the 1996 Plan, the 1999 Plan and the 2002 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates.  The terms of awards granted under the 1996 Plan, the 1999 Plan and the 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee.  To date, no options have been granted to non-employees (except those granted to non-employee members of the board of directors of a consolidated subsidiary) under any of the three plans.  At July 31, 2004, approximately 95,000, 247,000, 537,000 and 1,144,000 options were available under the 1993 Plan, 1996 Plan, 1999 Plan and 2002 Plan, respectively.

A summary of the status of the Company's four fixed option plans as of July 31, 2004, 2003 and 2002 and changes during the years ended July 31, 2004, 2003 and 2002 is presented below (in thousands, except per share amounts):

	Shares Subject to	Weighted Average Exercise Price
Fixed Options	Option	Per Share
Balance at July 31, 2001	3,038	$ 21.24
Granted	881	14.35
Exercised	(25)	12.49
Forfeited	(84)	19.54
Balance at July 31, 2002	3,810	$ 19.67
Granted	878	16.80
Exercised	(33)	7.73
Forfeited	(715)	19.18
Balance at July 31, 2003	3,940	$ 19.07
Granted	864	13.93
Exercised	(54)	12.96
Forfeited	(297)	18.75
Balance at July 31, 2004	4,453	$ 18.32

The following table summarizes information about fixed options outstanding at July 31, 2004, 2003 and 2002 (in thousands, except per share and life amounts):

	Options Outstanding			Options Exercisable
Exercise Price Range Per	Shares	Weighted-Average Remaining Contractual Life Per	Weighted-Average Exercise Price Per	Shares	Weighted-Average Exercise Price Per
Share	Outstanding	Share	Share	Exercisable	Share
July 31, 2004:
$ 6-11	26	1.2	$ 10.75	26	$ 10.75
12-20	3,464	7.0	16.74	1,934	17.86
>20-25	846	3.8	23.78	846	23.78
>25-29	117	3.8	27.31	117	27.31
$ 6-29	4,453	6.3	$ 18.32	2,923	$ 19.89
July 31, 2003:
$ 6-11	47	2.2	$ 10.75	47	$ 10.75
12-20	2,819	7.4	17.30	1,373	18.38
>20-25	958	4.9	23.69	958	23.69
>25-29	117	4.8	27.31	117	27.31
$ 6-29	3,941	6.7	$ 19.07	2,495	$ 20.70
July 31, 2002:
$ 6-11	75	2.0	$ 9.28	75	$ 9.28
12-20	2,414	7.6	17.65	1,039	19.36
>20-25	1,184	6.0	23.55	1,072	23.84
>25-29	137	5.9	27.31	127	27.38
$ 6-29	3,810	6.9	$ 19.67	2,313	$ 21.55

During fiscal 2004, 2003 and 2002, the Company granted restricted stock to certain executives under the 1993 Plan, the 1999 Plan and the 2002 Plan.  The Company granted 49,500 shares of restricted stock with a weighted-average grant-date fair value of $14.73 per share in fiscal 2004, 15,000 shares of restricted stock with a weighted-average grant-date fair value of $16.95 per share in fiscal 2003 and 165,000 shares of restricted stock with a weighted-average grant-date fair value of $13.80 per share in fiscal 2002.  The shares vest and are issued in equal increments over periods ranging from 32 months to three years.  Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods and was $250,000, $1.3 million and $1.5 million for the years ended July 31, 2004, 2003 and 2002, respectively.  During fiscal 2004, 2003 and 2002, the Company issued 8,619, 90,095 and 8,270 shares of restricted stock, respectively.  Stock options are issued at the stock price on the date of grant.

20.  Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for its employees.  Employees are eligible to participate in the Plan upon satisfying the following requirements: (1) the employees must be at least 21 years old and (2) the employees must complete either (a) 1,500 hours of service since employment commencement date, provided that no employees who complete 1,500 hours of service are eligible to participate in the Plan earlier than the first anniversary of their employment commencement date, or (b) a 12-consecutive-month period beginning on their employment commencement date, or any subsequent 12-consecutive-month period beginning on the anniversary of their employment commencement date, during which they are credited with 1,000 or more hours of service.  Participants may contribute from 2% to 22% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code.  The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's annual qualifying compensation.  The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

Subsequent to year end, the Company made certain modifications to the Plan regarding eligibility requirements and investment options.  These changes will not materially impact the Company's matching contributions.

Total retirement plan expense recognized by the Company for the fiscal years ended July 31, 2004, 2003 and 2002 was $2.7 million, $2.0 million and $1.9 million, respectively.

21.   Acquisitions and Business Combinations

The Company acquired a majority interest in RockResorts, a luxury hotel brand, in November 2001.  The Company also acquired The Ritz-Carlton, Rancho Mirage, a four-star hotel located in the Palm Springs area of California, in November 2001.  The Ritz-Carlton, Rancho Mirage was renamed The Lodge at Rancho Mirage and is being managed as a RockResort property.  The Company acquired the Vail Marriott in December 2001 as a strategic property to grow visitation at the Company's Vail ski resort.  In May 2002, the Company acquired Heavenly, which is located in the Lake Tahoe area of California and Nevada and offers over 4,800 acres of skiing with 29 lifts.  The following unaudited pro forma information for the year ended July 31, 2002 assumes the acquisition of Heavenly, Vail Marriott and The Lodge at Rancho Mirage occurred on August 1, 2001.  No pro forma data is included for RockResorts as it commenced operations with the Company's acquisition in November 2001; therefore, no historical data exists.

Pro Forma
For the
Year Ended
July 31, 2002
(in thousands)
Net revenue	$ 677,057
Income before cumulative effect of change in accounting principle	10,850
Net income	9,142
Net income per share, basic	0.26
Net income per share, diluted	$ 0.26

22.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Senior Subordinated Notes due 2014 (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., Resort Technology Partners, LLC, RT Partners, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").  APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries".  Balance sheet data is presented as of July 31, 2004 and 2003.  Statement of operations and statement of cash flows data are presented for the years ended July 31, 2004, 2003 and 2002.

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
Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2004
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 57,517	$ 954	$ 16	$ 171	$ 3,701	$ --	$ 62,359
Receivables, net	--	25,231	542	(287)	167	6,262	--	31,915
Taxes receivable	5,042	--	--	--	--	--	--	5,042
Inventories, net	--	8,366	128	--	155	22,502	--	31,151
Other current assets	12,081	11,515	89	191	35	1,359	--	25,270
Total current assets	17,123	102,629	1,713	(80)	528	33,824	--	155,737
Property, plant and equipment, net	--	873,447	27,610	765	583	66,367	--	968,772
Real estate held for sale and investment	--	128,130	--	900	--	5,518	--	134,548
Deferred charges and other assets	6,773	27,182	11	--	--	10,641	--	44,607
Goodwill, net	--	125,851	1,960	531	--	16,748	--	145,090
Other intangibles, net	--	56,802	--	10,869	--	17,532	--	85,203
Investments in subsidiaries and advances to (from) parent	874,232	8,540	(19,640)	(2,243)	(359)	(262)	(860,268)	--
Total assets	$ 898,128	$ 1,322,581	$ 11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Current liabilities:
Accounts payable and accrued expenses	$ 16,652	$ 151,955	$ 2,161	$ 1,819	$ 322	$ 25,959	$ --	$ 198,868
Income taxes payable	--	--	--	--	--	--	--	--
Long-term debt due within one year	--	1,548	--	--	--	1,611	--	3,159
Total current liabilities	16,652	153,503	2,161	1,819	322	27,570	--	202,027
Long-term debt	390,000	160,180	--	--	--	72,464	--	622,644
Other long-term liabilities	313	96,906	--	76	--	321	--	97,616
Deferred income taxes	--	78,032	--	1,125	--	588	--	79,745
Put option	--	3,657	--	--	--	--	--	3,657
Minority interest in net assets of consolidated subsidiaries	--	--	4,652	3,231	100	29,122	--	37,105
Total stockholders' equity	491,163	830,303	4,841	4,491	330	20,303	(860,268)	491,163
Total liabilities and stockholders' equity	$ 898,128	$ 1,322,581	$ 11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Supplemental Condensed Consolidating Balance Sheet
July 31, 2003
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 16,566	$ 399	$ --	$ 117	$ 1,858	$ --	$ 18,940
Receivables, net	--	33,192	542	352	56	3,688	--	37,830
Taxes receivable	--	11,918	--	--	--	--	--	11,918
Inventories, net	--	8,077	77	--	145	23,457	--	31,756
Other current assets	10,442	4,777	91	--	3	1,238	--	16,551
Total current assets	10,442	74,530	1,109	352	321	30,241	--	116,995
Property, plant and equipment, net	--	882,412	29,012	99	697	20,031	--	932,251
Real estate held for sale and investment	--	111,663	--	900	--	10,660	--	123,223
Deferred charges and other assets	8,186	33,132	9	--	--	8,185	--	49,512
Goodwill, net	--	125,810	1,960	531	--	16,748	--	145,049
Other intangibles, net	--	61,077	--	9,148	--	18,187	--	88,412
Investments in subsidiaries and advances to (from) parent	844,564	(5,915)	(19,189)	(609)	(137)	(16,271)	(802,443)	--
Total assets	863,192	1,282,709	12,901	10,421	881	87,781	(802,443)	1,455,442

Current liabilities:
Accounts payable and accrued expenses	12,459	121,866	1,491	31	184	16,008	--	152,039
Income taxes payable	--	--	--	--	--	--	--	--
Long-term debt due within one year	--	26,659	--	--	--	1,272	--	27,931
Total current liabilities	12,459	148,525	1,491	31	184	17,280	--	179,970
Long-term debt	353,858	174,484	--	--	--	27,878	--	556,220
Other long-term liabilities	629	112,161	--	107	--	320	--	113,217
Deferred income taxes	--	78,055	--	--	--	753	--	78,808
Put option	--	1,822	--	--	--	--	--	1,822
Minority interest in net assets of consolidated subsidiaries	--	386	5,591	3,191	100	19,891	--	29,159
Total stockholders' equity	496,246	767,276	5,819	7,092	597	21,659	(802,443)	496,246
Total liabilities and stockholders' equity	$ 863,192	$ 1,282,709	$ 12,901	$ 10,421	$ 881	$ 87,781	$ (802,443)	$ 1,455,442

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2004
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenues	$ 50	$ 532,241	$ 8,920	$ 5,848	$ 2,859	$ 159,935	$ 12,040	$ 721,893
Total operating expenses	11,158	461,651	10,073	8,310	3,107	133,743	12,040	640,082
Income from operations	(11,108)	70,590	(1,153)	(2,462)	(248)	26,192	--	81,811
Other income (expense)	(67,759)	(12,017)	(763)	--	(19)	(2,298)	--	(82,856)
Equity investment (loss), net	--	(1,596)	--	--	--	--	--	(1,596)
Gain (loss) on investments	--	(1,875)	--	--	--	--	--	(1,875)
Minority interest in income of consolidated subsidiaries, net	--	--	939	--	--	(4,939)	--	(4,000)
Income (loss) before income taxes	(78,867)	55,102	(977)	(2,462)	(267)	18,955	--	(8,516)
Benefit (provision) for income taxes	23,660	(15,937)	--	--	--	(5,166)	--	2,557
Net income (loss) before equity in
Income of consolidated subsidiaries	(55,207)	39,165	(977)	(2,462)	(267)	13,789	--	(5,959)
Equity in income (loss) of consolidated subsidiaries	49,248	10,085	--	--	--	--	(59,333)	--
Net income (loss)	$ (5,959)	$ 49,250	$ (977)	$ (2,462)	$ (267)	$ 13,789	$ (59,333)	$ (5,959)

Supplemental Condensed Consolidating Statement of Operations
July 31, 2003
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenues	$ --	$ 494,894	$ 7,936	$ 5,563	$ 2,576	$ 173,984	$ 25,445	$ 710,398
Total operating expenses	17,178	459,252	10,494	7,113	3,049	153,380	25,445	675,911
Income from operations	(17,178)	35,642	(2,558)	(1,550)	(473)	20,604	--	34,487
Other income (expense)	(33,795)	(12,616)	(830)	--	(26)	(706)	--	(47,973)
Equity investment (loss), net	--	(1,024)	--	--	--	--	--	(1,024)
Gain (loss) on investments	--	1,569	--	--	--	--	--	1,569
Minority interest in income of consolidated subsidiaries, net	--	--	1,660	--	--	(2,724)	--	(1,064)
Income (loss) before income taxes	(50,973)	23,571	(1,728)	(1,550)	(499)	17,174	--	(14,005)
Benefit (provision) for income taxes	19,370	(9,200)	--	--	--	(4,692)	--	5,478
Net income (loss) before equity in
Income of consolidated subsidiaries	(31,603)	14,371	(1,728)	(1,550)	(499)	12,482	--	(8,527)
Equity in income of consolidated subsidiaries	23,076	8,706	--	--	--	--	(31,782)	--
Net income (loss)	$ (8,527)	$ 23,077	$ (1,728)	$ (1,550)	$ (499)	$ 12,482	$ (31,782)	$ (8,527)

Supplemental Condensed Consolidating Statement of Operations
July 31, 2002
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenues	$ --	$ 431,256	$ 4,233	$ 1,662	$ 2,689	$ 164,013	$ 11,407	$ 615,260
Total operating expenses	11,570	397,098	6,734	2,627	3,014	133,737	11,407	566,187
Income from operations	(11,570)	34,158	(2,501)	(965)	(325)	30,276	--	49,073
Other income (expense)	(27,998)	(8,091)	(347)	--	(1)	(901)	--	(37,338)
Equity investment income, net	--	4,435	--	--	--	--	--	4,435
Minority interest in income of consolidated subsidiaries, net	--	39	1,395	--	--	(2,003)	--	(569)
Income (loss) before income taxes	(39,568)	30,541	(1,453)	(965)	(326)	27,372	--	15,601
Benefit (provision) for income taxes	17,529	(13,326)	--	--	--	(11,046)	--	(6,843)
Net income (loss) before equity in
income of consolidated subsidiaries	(22,039)	17,215	(1,453)	(965)	(326)	16,326	--	8,758
Cumulative effect of change in accounting principle	--	(1,708)	--	--	--	--	--	(1,708)
Equity in income of consolidated subsidiaries	29,089	13,583	--	--	--	--	(42,672)	--
Net income (loss)	$ 7,050	$ 29,090	$ (1,453)	$ (965)	$ (326)	$ 16,326	$ (42,672)	$ 7,050

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2004
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	$ 27,665	$ 116,275	$ 297	$ 1,805	$ (140)	$ 35,035	$ --	$ 180,937

Cash flows from investing activities:
Capital expenditures	--	(55,454)	(191)	329	(28)	(7,616)	--	(62,960)
Investments in real estate	--	(33,778)	--	--	--	5,976	--	(27,802)
Other investing activities	--	7,397	- -	- -	--	--	--	7,397
Net cash provided by (used in) investing activities	--	(81,835)	(191)	329	(28)	(1,640)	--	(83,365)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	390,000	172,280	--	-	-	973	--	563,253
Payments on long-term debt	(360,000)	(226,548)	--	-	-	(8,686)	--	(595,234)
Payment of tender and call premium	(23,825)	--	--	-	-	-	--	(23,825)
Advances to (from) affiliates	(27,574)	54,817	449	(2,119)	222	(25,795)	--	--
Other financing activities	(6,266)	997	- -	- -	- -	(2,471)	--	(7,740)
Net cash provided by financing activities	(27,665)	1,546	449	(2,119)	222	(35,979)	-	(63,546)
	-	-	-	-	-	-	-	-
Net increase in cash and cash equivalents	--	35,986	555	15	54	(2,584)	--	34,026
Net increase in cash due to adoption of FIN 46R	--	--	--	--	--	4,428	--	4,428

Cash and cash equivalents:
Beginning of period	--	5,499	399	- -	117	1,859	--	7,874
End of period	$ --	$ 41,485	$ 954	$ 15	$ 171	$ 3,703	$ --	$ 46,328

Supplemental Condensed Consolidating Statement of Cash Flows
July 31, 2003
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	$ (16,152)	$ 159,630	$ (2,328)	$ (2,631)	$ 70	$ 15,981	$ --	$ 154,570

Cash flows from investing activities:
Capital expenditures	--	(92,467)	(883)	(1,731)	(20)	(11,238)	--	(106,338)
Investments in real estate	--	(43,659)	--	--	--	21,087	--	(22,572)
Other investing activities	--	10,606	--	--	--	(12,419)	--	(1,813)
Net cash provided by (used in) investing activities	--	(125,520)	(883)	(1,731)	(20)	(2,570)	--	(130,723)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	450,236	--	--	--	8,210	--	458,446
Payments on long-term debt	--	(483,247)	--	--	--	--	--	(483,247)
Advances to (from) affiliates	17,222	(4,250)	3,486	4,362	16	(20,836)	--	--
Other financing activities	(1,070)	(1,605)	--	--	--	(1,607)	--	(4,282)
Net cash provided by financing activities	16,152	(38,866)	3,486	4,362	16	(14,233)	--	(29,083)

Net increase in cash and cash equivalents	--	(4,756)	275	--	66	(822)	--	(5,236)

Cash and cash equivalents:
Beginning of period	--	10,256	124	--	51	2,679	--	13,110
End of period	$ --	$ 5,499	$ 399	$ --	$ 117	$ 1,859	$ --	$ 7,874

Supplemental Condensed Consolidating Statement of Cash Flows
July 31, 2002
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	Rock Resorts	Larkspur	Other Subsidiaries	Eliminations Entries	Consolidated
Cash flows from operating activities	$ 15,583	$ 93,783	$ (938)	$ 900	$ (175)	$ 22,521	$ --	$ 131,674

Cash flows from investing activities:
Capital expenditures	--	(61,737)	(8,533)	--	(34)	(5,930)	--	(76,234)
Investments in real estate	--	(67,805)	--	(900)	--	--	--	(68,705)
Cash paid in acquisitions	--	(163,130)	--	--	--	(1,640)	--	(164,770)
Investments in/distributions from equity investments	--	20,620	--	--	--	(13,951)	--	6,669
Advances to (from) affiliates	(163,541)	151,676	9,027	--	--	838		(2,000)
Other investing activities	--	104	--	--	(1)	44	--	147
Net cash provided by (used in) investing activities	(163,541)	(120,272)	494	(900)	(35)	(20,639)	--	(304,893)

Cash flows from financing activities:
Other financing activities	(4,688)	(2,968)	--	--	41	--	--	(7,615)
Proceeds from borrowings under long-term debt	152,646	584,035	--	--	650	--	--	737,331
Payments on long-term debt	--	(548,033)	--	--	(478)	(2,300)	--	(550,811)
Distributions to minority shareholders	--	(1,261)	--	--	--	--	--	(1,261)
Net cash provided by financing activities	147,958	31,773	--	--	213	(2,300)	--	177,644

Net increase in cash and cash equivalents	--	5,284	(444)	--	3	(418)	--	4,425

Cash and cash equivalents:
Beginning of period	--	4,972	568	--	48	3,097	--	8,685
End of period	$ --	$ 10,256	$ 124	$ --	51	$ 2,679	$ --	$ 13,110

23.  Subsequent Events

On September 28, 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the “Agreement”).  Pursuant to the Agreement, Apollo converted all of its Class A common stock into the Company’s common shares.  Apollo has informed the Company that it plans to distribute the shares of common stock it received upon conversion to its limited partners by October 31, 2004, and the Company has agreed pursuant to the Agreement to file a shelf registration statement covering certain of the shares to be owned by the limited partners of Apollo.

As a result of the above Agreement, the Company no longer has any Class A common stock outstanding and will therefore only have one class of directors going forward.  Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  Financial management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures as the end of the period covered by this Form 10-K. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company, including its CEO and CFO, does not expect that the Company's internal controls over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in internal controls. In fiscal 2003, the Company identified a material weakness and certain significant deficiencies in the Company's internal control over financial reporting.  The material weakness identified was that the Company had insufficient and inadequate personnel necessary to oversee its accounting and financial reporting functions.  The significant deficiencies identified were: the inadequacy of controls and procedures over the accounting for and reporting of equity investments of the Company; the need for tighter controls and procedures over executive compensation arrangements and the proper accounting therefore; and the need to improve controls related to the timely transfers of fixed assets from construction in process as well as the proper capitalization of interest on self-constructed fixed assets.  The Company took corrective actions in fiscal 2004 to mitigate these issues.  Actions taken included 1) the appointment of a new CFO with substantial accounting and financial reporting experience in November 2003, 2) the addition of ten new management level positions in financial reporting and accounting, all of which were resourced during the year, 3) separation of the financial reporting and operational accounting functions, including realignment of responsibilities and 4) evaluation, improvement and documentation of internal controls and accounting policies and procedures.  Given these changes to internal controls in fiscal 2004, the Company’s CEO and CFO have determined that, as of July 31, 2004, disclosure controls and procedures are effective.

ITEM 9B.   OTHER INFORMATION.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Code of Ethics.  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company undertakes to provide to any person without charge, upon request, a copy of the Company's Code of Ethics.  Requests may be directed to Vail Resorts, Inc., P.O. Box 7, Vail, CO  81658; attention Corporate Secretary or by calling (970) 845-2500.  The Company will post on its website any waiver of the Code of Ethics granted to any of its directors or executive officers.

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2004 annual meeting of shareholders.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2004 annual meeting of shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2004 annual meeting of shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2004 annual meeting of shareholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2004 annual meeting of shareholders.

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

4.1(b)

Supplemental Purchase Agreement, dated as of January 22, 2004 among Vail Resorts, Inc., the guarantors named thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC.  (Incorporated by reference to Exhibit 4.2(d) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

4.2(a)

Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee.  (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. dated as of February 2, 2004.)

4.3(b)	Form of Global Note (Included in Exhibit 4.2(c) by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. dated as of February 2, 2004.)
4.4

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

10.9	Amended and Restated Employment Agreement of Jeffrey W. Jones, as Chief Financial Officer of Vail Resorts, Inc. dated September 29, 2004.	47
10.10(a)

Shareholder Agreement among Vail Resorts, Inc., Ralston Foods, Inc., and Apollo Ski Partners, L.P. dated January 3, 1997.  (Incorporated by reference to Exhibit 2.4 of the report on Form 8-K of Vail Resorts, Inc. dated January 8, 1997.)

10.10(b)

First Amendment to the Shareholder Agreement dated as of November 1, 1999, among Vail Resorts, Inc., Ralcorp Holdings, Inc. (f/k/a Ralston Foods, Inc.) and Apollo Ski Partners, L.P.  (Incorporated by reference to Exhibit 10.17(b) of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2000.)

10.11	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341).
10.12	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.13(a)

Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1, 1998.  (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.13(b)

Trust Indenture dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee.  (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.14(a)

Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a "Vail Associates, Inc."), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of June 10, 2003.  (Incorporated by reference to Exhibit 10.19 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2003.)

10.14(b)

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

10.17

Conversion and Registration Rights Agreement between Vail Resorts, Inc. and Apollo Ski Partners, L.P. dated as of September 30, 2004.  (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. dated as of September 30, 2004).

21	Subsidiaries of Vail Resorts, Inc.	56
23	Consent of Registered Public Accounting Firm.	58
24	Power of Attorney. Included on signature pages hereto.
31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	59
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	61
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K, dated June 14, 2004, regarding the Company's press release dated as of the same day.

c)	Schedule II – Valuation and Qualifying Accounts and Reserves

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Fiscal Years Ended July 31,

	Balance at Beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Fiscal 2002
Inventory Reserves	$ 1,038	$ 1,813	$ (1,609)	$ 1,242
Valuation Allowance on Income Taxes	1,041	(577)	--	464
Trade Receivable Allowances	1,158	2,741	(3,532)	367

Fiscal 2003
Inventory Reserves	1,242	1,662	(1,627)	1,277
Valuation Allowance on Income Taxes	464	29	--	493
Trade Receivable Allowances	367	2,709	(1,985)	1,091

Fiscal 2004
Inventory Reserves	1,277	1,510	(2,049)	738
Valuation Allowance on Income Taxes	493	193	--	686
Trade Receivable Allowances	$ 1,091	$ 729	$ (555)	$ 1,265

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ Jeffrey w. Jones

Jeffrey W. Jones

Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Dated:
October 1, 2004

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey W. Jones or Martha D. Rehm, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 1, 2004.

Signature	Title
/s/ Adam M. Aron	Chairman of the Board and Chief Executive Officer
Adam M. Aron	(Principal Executive Officer)
/s/ Jeffrey W. Jones	Senior Vice President and Chief Financial Officer
Jeffrey W. Jones	(Principal Financial and Accounting Officer)
/s/ John J. Hannan	Director
John J. Hannan

/s/ Roland A. Hernandez	Director
Roland A. Hernandez
/s/ Robert A. Katz	Director
Robert A. Katz
/s/ Joe R. Micheletto	Director
Joe R. Micheletto
/S/ John F. Sorte	Director
John F. Sorte
/s/ William P. Stiritz	Director
William P. Stiritz