Form 10-Q
period 2004-10-31
VAIL RESORTS INC
filed 2004-12-10
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]

Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended	October 31, 2004

[ ]

Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from	to

Commission File Number:	1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

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

[X]	Yes	[ ]	No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No
As of December 7, 2004, 35,428,147 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements-Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2004, July 31, 2004 and October 31, 2003		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2004 and 2003		F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2004 and 2003		F-4
Notes to Consolidated Condensed Financial Statements		F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2004	2004	2003
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 31,618	$ 46,328	$ 7,192
Restricted cash	16,129	16,031	11,333
Receivables, net	29,913	36,957	34,940
Inventories, net	40,549	31,151	41,820
Other current assets	34,003	25,270	25,812
Total current assets	152,212	155,737	121,097
Property, plant and equipment, net	988,401	968,772	934,289
Real estate held for sale and investment	132,726	134,548	115,570
Goodwill, net	145,090	145,090	145,049
Intangible assets, net	84,349	85,203	87,594
Other assets	37,646	44,607	45,905
Total assets	$ 1,540,424	$ 1,533,957	$ 1,449,504

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 227,945	$ 198,868	$ 191,390
Long-term debt due within one year (Note 4)	3,299	3,159	3,522
Total current liabilities	231,244	202,027	194,912
Long-term debt (Note 4)	648,512	622,644	576,909
Other long-term liabilities	101,733	97,616	116,779
Deferred income taxes	59,989	79,745	60,827
Commitments and contingencies (Note 10)	--	--	--
Put option liabilities (Note 8)	3,321	3,657	2,432
Minority interest in net assets of consolidated subsidiaries	35,063	37,105	26,736
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, zero, 6,114,834 and 7,439,834 shares issued and outstanding as of October 31, 2004, July 31, 2004, and October 31, 2003, respectively (Note 11)	--	61	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 35,407,147, 29,222,828, and 27,835,042 shares issued and outstanding as of October 31, 2004, July 31, 2004, and October 31, 2003, respectively	354	292	278
Additional paid-in capital	417,422	416,660	415,350
Deferred compensation	(585)	(677)	(176)
Retained earnings	43,371	74,827	55,383
Total stockholders' equity	460,562	491,163	470,909
Total liabilities and stockholders' equity	$ 1,540,424	$ 1,533,957	$ 1,449,504

The accompanying Notes toConsolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2004	2003
Net revenues:
Mountain	$ 34,493	$ 33,466
Lodging	46,275	43,790
Real estate	17,115	26,892
Total net revenues	97,883	104,148
Operating expenses:
Mountain	63,961	61,454
Lodging	43,548	41,503
Real estate	10,061	12,124
Gain on transfer of property, net	--	(1,913)
Depreciation and amortization	21,076	20,366
Loss on disposal of fixed assets, net	858	1,010
Total operating expenses	139,504	134,544
Loss from operations	(41,621)	(30,396)
Other income (expense):
Mountain equity investment income (loss), net	794	(18)
Lodging equity investment loss, net	(1,918)	(1,740)
Real estate equity investment (loss) income, net	(35)	203
Investment income, net	128	565
Interest expense	(10,576)	(13,408)
Gain (loss) on put options, net	213	(610)
Other expense, net	(33)	--
Minority interest in loss of consolidated subsidiaries, net	1,900	2,091
Loss before benefit from income taxes	(51,148)	(43,313)
Benefit from income taxes	19,692	17,910
Net loss	$ (31,456)	$ (25,403)

Per share amounts (Note 3):
Basic net loss per share	$ (0.89)	$ (0.72)
Diluted net loss per share	$ (0.89)	$ (0.72)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2004	2003
Net cash (used in) provided by operating activities:	$ (3,002)	$ 25,318
Cash flows from investing activities:
Capital expenditures	(29,226)	(20,896)
Investments in real estate	(11,404)	(1,523)
Other investing activities, net	2,440	1,351
Net cash used in investing activities	(38,190)	(21,068)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	29,560	80,090
Payments on long-term debt	(3,698)	(84,688)
Other financing activities, net	620	(334)
Net cash provided by (used in) financing activities	26,482	(4,932)
Net decrease in cash and cash equivalents	(14,710)	(682)
Cash and cash equivalents:
Beginning of period	46,328	7,874
End of period	$ 31,618	$ 7,192

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate.  The Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada.  The Company also owns several hotel properties situated in proximity to its ski resorts.  Additionally, the Company owns Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club in Wyoming.  The Company also owns a 51% interest in Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California.  The Company holds a majority interest in RockResorts International LLC ("RockResorts"), a luxury hotel management company.  The Company also holds a 51.9% interest in SSI Venture, LLC ("SSV"), a retail/rental company.  Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment.  The Company's mountain and lodging businesses are seasonal in nature with peak operating seasons generally from mid-November through mid-April.  The Company's operations at GTLC generally run from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.  The year-end condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2003 to conform to the current period presentation.

Stock Compensation-- At October 31, 2004, the Company had four stock-based compensation plans.  The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees, as such, the Company applies the intrinsic value method to value outstanding stock options.  The Company recorded compensation expense related to restricted stock of $92,000 and $21,000 for the three months ended October 31, 2004 and 2003, respectively.  Had compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended October 31,
	2004	2003

Net loss
As reported	$ (31,456)	$ (25,403)
Add: stock based employee compensation expense included in reported net loss, net of related tax effects	56	12
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(704)	(468)
Pro forma	$ (32,104)	$ (25,859)

Basic net loss per common share
As reported	$ (0.89)	$ (0.72)
Pro forma	$ (0.91)	$ (0.73)

Diluted net loss per common share
As reported	$ (0.89)	$ (0.72)
Pro forma	$ (0.91)	$ (0.73)

As a result of changes to the calculation of forfeitures and the period over which pro forma expense would be taken if the fair value method was applied, the presentation of pro forma basic and diluted net loss per common share for fiscal 2004 has been changed, resulting in a $0.01 adjustment for the three months ended October 31, 2003 as compared to the presentation in the Company's Form 10-Q for that period.

3.  Net Loss Per Common Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS.  SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.  Presented below is the basic and diluted EPS for the three months ended October 31, 2004 and 2003.

	Three Months Ended October 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
Net loss per common share:
Net loss	$ (31,456)	$ (31,456)	$ (25,403)	$(25,403)

Weighted-average shares outstanding	35,351	35,351	35,275	35,275
Effect of dilutive securities	--	--	--	--
Total shares	35,351	35,351	35,275	35,275

Net loss per common share	$ (0.89)	$ (0.89)	$ (0.72)	$ (0.72)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 3.1 million and 2.8 million as of October 31, 2004 and 2003, respectively.  The shares were anti-dilutive due to the Company's net loss for the applicable periods.

4.  Long-Term Debt

Long-term debt as of October 31, 2004, July 31, 2004 and October 31, 2003 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (a)	2004	2004	2003

Industrial Development Bonds	2007-2020	$ 61,700	$ 61,700	$ 61,700
Credit Facility Revolver	2007	20,000	--	28,500
Credit Facility Term Loan	2011	98,500	98,750	99,500
SSV Credit Facility	2006	19,623	13,424	26,415
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	--
8.75% Senior Subordinated Notes ("8.75% Notes")	2009	--	--	360,000
Discount on 8.75% Notes		--	--	(5,944)
Employee Housing Bonds	2027-2039	52,575	52,575	--
Other	2006-2029	9,413	9,354	10,260
		651,811	625,803	580,431
Less: Current Maturities (b)		3,299	3,159	3,522
		$ 648,512	$ 622,644	$ 576,909
(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2004 are as follows (in thousands):

Fiscal 2005	$ 2,784
Fiscal 2006	20,441
Fiscal 2007	25,515
Fiscal 2008	1,414
Fiscal 2009	16,221
Thereafter	585,436
Total debt	$651,811

The Company incurred gross interest expense of $10.6 million and $13.4 million for the three months ended October 31, 2004 and 2003, respectively.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of accounts payable and accrued expenses follows:

	October 31,	July 31,	October 31,
	2004	2004	2003
Trade payables	$ 68,721	$ 55,858	$ 71,836
Deferred revenue	57,863	25,180	44,088
Deposits	31,531	30,727	9,786
Accrued salaries, wages and deferred compensation	12,342	23,591	12,390
Accrued benefits	18,816	20,541	18,605
Accrued interest	6,650	14,022	16,270
Accrued property taxes	10,095	7,052	9,678
Liability to complete real estate projects, short term	10,097	9,063	--
Other accruals	11,830	12,834	8,737
Total accounts payable and accrued expenses	$ 227,945	$ 198,868	$ 191,390

The composition of property, plant and equipment follows:

	October 31,	July 31,	October 31,
	2004	2004	2003
Land and land improvements	$ 242,366	$ 242,585	$ 240,026
Buildings and building improvements	616,050	609,682	546,834
Machinery and equipment	379,413	385,334	353,437
Automobiles and trucks	21,038	21,029	21,608
Furniture and fixtures	119,449	115,219	107,646
Construction in progress	62,561	29,283	32,201
	1,440,877	1,403,132	1,301,752
Accumulated depreciation	(452,476)	(434,360)	(367,463)
Property, plant and equipment, net	$ 988,401	$ 968,772	$ 934,289

6.  Investments in Affiliates

The Company held the following investments in equity method affiliates as of October 31, 2004:

Equity Method Investees	Ownership Interest
Keystone/Intrawest, LLC ("KRED")	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Bachelor Gulch Resorts, LLC ("BG Resort")	49%
Clinton Ditch and Reservoir Company	43%
Eclipse Television & Sports Marketing, LLC	20%

Condensed financial data for BG Resort is presented below for the three months ended October 31, 2004 and 2003 (in thousands):

	For the three months ended October 31,
	2004	2003
Net revenue	$ 6,486	$ 5,346
Operating income (loss)	(1,124)	(2,000)
Net income (loss)	(3,936)	(3,282)

The Company recorded $1.9 million and $1.6 million in equity investment losses for the three months ended October 31, 2004 and October 31, 2003, respectively, representing its 49% interest in BG Resort.

7.   Variable Interest Entities

The Company has determined that it is the primary beneficiary of four entities, Breckenridge Terrace, The Tarnes at BC, LLC ("Tarnes"), BC Housing, LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot"), collectively known as the "Employee Housing Entities", which are Variable Interest Entities ("VIEs").  As a group, as of October 31, 2004, the Employee Housing Entities had total assets of $41.6 million and total liabilities of $57.0 million.  All of the Employee Housing Entities' assets serve as collateral for their Tranche B obligations ($14.8 million as of October 31, 2004).  The Company's exposure to loss as a result of its involvement with the Employee Housing Entities is limited to the Company's initial equity investments of $2,000, $38.3 million letters of credit related to the Tranche A interest-only taxable bonds and a $5.1 million letter of credit related to the Breckenridge Terrace Tranche B Housing Bonds.  The Company also guarantees debt service on $5.9 million of Tranche B Housing Bonds which expire June 1, 2005.  The letters of credit would be triggered in the event that one of the entities defaults on required Tranche A payments.  The guarantees on the Tranche B bonds would be triggered in the event that one of the entities defaults on required Tranche B debt service payments.  Neither the letters of credit nor the guarantees have default provisions.  The Employee Housing Entities have been consolidated by the Company since November 1, 2003.

The Company has determined that it is the primary beneficiary of Avon Partners II, LLC ("APII"), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters.  APII had total assets of $4.5 million and no debt as of October 31, 2004.  The Company's maximum exposure to loss as a result of its involvement with APII is limited to its initial equity investment of $2.5 million.  APII has been consolidated by the Company since February 1, 2004.

The Company has determined that it is the primary beneficiary of FFT Investment Partners ("FFT"), which is a VIE.  FFT owns a private residence in Eagle County, Colorado.  The entity had total assets of $5.6 million and no debt as of October 31, 2004.  The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.  FFT has been consolidated by the Company since February 1, 2004.

The Company has determined that it has a significant variable interest in but is not the primary beneficiary of BG Resort, which is a VIE.  Accordingly, the Company continues to apply the equity method of accounting to this entity.  The Company acquired a 49% ownership interest in BG Resort in November 1999.  The Company's involvement in BG Resort began in November, 1999.  BG Resort constructed The Ritz-Carlton, Bachelor Gulch.  BG Resort had total assets of approximately $86.4 million and total liabilities of approximately $71.8 million as of October 31, 2004.  The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its equity contribution of $6.7 million.  Also see Note 13, Subsequent Events, for additional information regarding BG Resort.  The Company recognized $1.9 million and $1.6 million of equity investment loss related to BG Resort for the three months ended October 31, 2004 and 2003, respectively.

The Company, through RockResorts, manages the operations of several entities that own hotels in which the Company has no ownership interest.  These entities were formed to acquire, own, operate and realize the value primarily in resort hotel properties.  RockResorts has managed the day-to-day operations of the hotel properties since November 2001.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  These VIEs had total assets of approximately $139.8 million and total liabilities of approximately $109.7 million as of October 31, 2004.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the recorded value of the management agreements in the net amount of $6.9 million at October 31, 2004.

8.  Put and Call Options

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts.  The minority shareholder in RockResorts has the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis.  The put option can be exercised between October 1, 2004 and September 30, 2005.  The Company has determined that this written put option should be marked to fair value through earnings each period.  There was no impact on earnings related to this put option for the three months ended October 31, 2004 as the fair market value of the put option did not exceed book value.  For the three months ended October 31, 2003, the Company recorded a loss of $675,000 representing the increase in fair value of the option from July 31, 2003 to October 31, 2003.  The minority shareholder in RockResorts exercised the put option for its full share of the minority interest in October 2004; settlement of the put is pending.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to 33% of its interest in RTP to the Company during the period August 1 through October 31 annually.  The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period.  The Company has determined that this put option should be marked to fair value through earnings.  For the three months ended October 31, 2004, the Company recorded a gain of $213,000 representing the decrease in fair value of the option from July 31, 2004 to October 31, 2004.  There was no impact on earnings related to this put option for the three months ended October 31, 2003.  As of July 31, 2004, the Company had a 52.1% ownership interest in RTP.  In October 2004, the minority shareholder in RTP exercised a portion of its put option for approximately 5.1% of the minority shareholder's remaining ownership interest for a put price of approximately $324,000.  As a result, the Company now holds a 54.5% ownership interest in RTP.

The Company and GSSI LLC ("GSSI"), the minority shareholder in SSV, have the following put and call rights with respect to SSV a) GSSI has the right to put up to 20% of its ownership interests in SSV to the Company at any time during the period between November 1, 2004 and November 10, 2004; b) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; c) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on the July 31, 2004 trailing twelve month EBITDA of SSV, as EBITDA is defined in the operating agreement.  The Company has determined that this put option should be marked to fair value through earnings.  There was no impact on earnings related to this put option for the three months ended October 31, 2004.  For the three months ended October 31, 2003, the Company recorded a gain of $65,000 representing the decrease in fair value of the option from July 31, 2003 to October 31, 2003.  In November 2004, GSSI exercised its put option for 20% of its ownership interest, for an estimated put price of $5.8 million; settlement of the put is expected in the Company's second fiscal quarter of 2005.

9.  Related Party Transactions

Historically, the Company has paid a fee to Apollo Advisors for management services and expenses related thereto.  In fiscal 2004, this fee was $500,000.  This arrangement was approved by the Board of the Company in March 1993.  In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A Common Stock into shares of Common Stock, this arrangement was terminated effective October 1, 2004.  See Note 11, Class A Common Stock Conversion, for more information regarding this matter.

In August 2004, BG Resort, LLC repaid the $4.9 million of notes receivable which were outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort, LLC in a debt refinancing.

In September 2004, Jim Thompson, President of VRDC, repaid the $350,000 of notes receivable and associated accrued interest which were outstanding to the Company as of July 31, 2004.

As of October 31, 2004, the Company had outstanding a $1.9 million note receivable from KRED.  This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties.  KRED repaid $626,000 under this note during the three months ended October 31, 2004.  In addition, as of October 31, 2004, the Company had a receivable of approximately $415,000 from KRED related to advances used for development project funding as necessary.  The advances do not have specific repayment terms and are dependent upon the underlying development projects becoming cash flow positive. KRED repaid $195,000 of this receivable during the three months ended October 31, 2004.  KRED paid the Company no interest during the three months ended October 31, 2004 or October 31, 2003.

10.  Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's bank credit facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development, and are to be repaid by revenues generated by Red Sky Ranch Metropolitan District ("RSRMD") through property taxes.  The Company has agreed to pay capital improvement fees to RSRMD until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.9 million, primarily within "Other Long-term Liabilities", at October 31, 2004, July 31, 2004 and October 31, 2003 with respect to the estimated present value of future RSRMD capital improvement fees.

Guarantees

As of October 31, 2004, the Company had various other letters of credit outstanding in the amount of $60.4 million, consisting primarily of $43.4 million in support of the Employee Housing Bonds, $4.7 million related to workers' compensation for Heavenly, a $4.2 million letter of credit issued in support of SSV's credit facility and $7.4 million of construction performance guarantees.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FASB Interpretation ("FIN") 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers and indemnities related to the Company's use of public lands.  The duration of these indemnities generally is indefinite.  In addition, the Company indemnifies BG Resort's lenders, partners and hotel operator against losses, damages, expenses or claims that may arise under any hazardous materials law related to the land contributed by the Company to BG Resort.  These indemnifications generally do not limit the future payments the Company could be obligated to make.  The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels.  As of October 31, 2004, the Company has recorded a liability related to the airline guarantees of $2.0 million.  Unless otherwise noted, the Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying consolidated condensed financial statements, either because the Company has recorded on its balance sheet the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos.  The Company does not record any product warranty liability with respect to these indemnifications.

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid.  All of these indemnification agreements were in effect prior to January 1, 2003 and therefore the Company does not have a liability recorded for these agreements as of October 31, 2004.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying consolidated condensed balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $10.3 million, and anticipates completion within the next two years.

The Company has agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA") and Beaver Creek Resort Company ("BCRC").  In connection with these agreements, BGVA has deposited $5 million, BCRC has deposited $4 million, and the Company has deposited $1 million into an escrow account to be used by the Company to fund the construction of the chairlifts.  In connection with the notices, the Company has executed a third-party contract for the purchase and installation of the chairlifts and has commenced construction of the chairlifts.  The estimated net total cost to the Company to complete the lifts and related infrastructure is $9.6 million.  As of October 31, 2004, the Company has incurred net cash outlays of $3.9 million in connection with the lift construction and has recorded a liability of $6.4 million related to commitments to build the lifts and ancillary improvements.  The Company estimates that construction of two of the above lifts will be completed in December 2004.

Self Insurance

The Company is self-insured for medical and worker's compensation under a stop loss arrangement.  The self-insurance liability related to worker's compensation is determined actuarially based on claims filed.  The self-insurance liability related to medical claims is determined based on internal and external analysis of actual claims.  The amounts related to these claims are included as a component of accounts payable and accrued expenses (see Note 5, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.

Settlement of Wyoming Cases

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 2004, four of the Company's subsidiaries (JHL&S, LLC d/b/a/ Snake River Lodge & Spa ("SRL&S"), Teton Hospitality Services, Inc., GTLC and VRDC) were named as defendants in two related lawsuits filed in the United States District Court for the District of Wyoming (Case No. 02-CV-17J, 02-CV-16J) in July 2002.  The lawsuits are related to a carbon monoxide accident in a hotel room at SRL&S in August 2001.  At a mediation held on September 29 and 30, 2004 before a magistrate judge in the federal district court for Wyoming, the parties agreed to a final settlement of the matter.  The settlement amount is fully insured.

Gilman Litigation Appeal

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 2004, the Company is appealing an adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003, relating to the Company's interest in real property in Eagle County, Colorado commonly known as the "Gilman" property.  The Court's decision found, among other things, that the Company was not entitled to any interest in the property.  The Company is appealing the decision primarily on the basis that the Court applied the wrong legal standard in deciding the issue.  The Company believes, based on the advice of counsel, that it has strong legal grounds to challenge the decision although there can be no guarantee of any particular outcome.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of mold damage due to water intrusion and condensation problems in the 17 building employee housing facility owned by Breckenridge Terrace, LLC ("Breckenridge Terrace"), an employee housing entity in which the Company is a member, manager and the primary beneficiary and, as such, consolidates the accounts of Breckenridge Terrace.  As a result of the mold damage, the facility was not available for occupancy for the 2003/04 ski season.  All buildings at the facility required mold remediation and reconstruction and this work began in the third quarter of fiscal 2004.  Breckenridge Terrace recorded a $7.0 million liability in the second quarter of fiscal 2004 for the estimated cost of remediation efforts.  As of October 31, 2004, Breckenridge Terrace had a remaining liability of approximately $1.5 million for future remaining remediation costs.  The vast majority of the 17 buildings became available for occupancy in the second quarter of fiscal 2005.  The Company anticipates it will incur the remaining amount of remediation costs by the fourth quarter of fiscal 2005.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects.   In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer, all of whom denied the claims.  In June 2004, Breckenridge Terrace filed a demand for binding arbitration in June 2004.  An arbitration hearing date has been scheduled for August 1 through August 12, 2005.  Also, Breckenridge Terrace filed claims with the relevant insurance carriers but these claims have been initially denied.  Recovery, if any, of a portion of the remediation and reconstruction liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when receipt is deemed probable.  The Company member of the LLC agreed to loan to Breckenridge Terrace the necessary funds to complete the remediation work.

Revision of Forest Plan

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 2004, the Record of Decision (the "ROD") approving the new White River National Forest Land Resource Management Plan (the "Forest Plan") was issued by the Forest Service in April of 2002.  The Forest Plan regulates recreational, operational and development activities on White River National Forest lands which include the Company's four Colorado ski resorts.  The ROD was appealed to the Chief of the Forest Service by the Company and several other interested parties, including environmental groups holding positions opposite to those of the Company.

The Chief's decision on the appeals was issued on September 22, 2004, and was subsequently modified by the Department of Agriculture in a final decision dated December 2, 2004.  Although the Company is still reviewing the final decision, it prevailed on many important issues, including the Forest Service's decision to allocate sufficient lands to the Company's four Colorado ski resorts to meet the anticipated demand for additional ski terrain over the next decade.

Any appellant may file an action for judicial review of the final decision in Federal Court.  A court would review the final decision based on the administrative record and the agency's conclusions would receive deference.  It is impossible at this time to predict whether an action for judicial review will be filed, and if so, whether the resolution of it would have a material adverse impact on the Company.

SEC Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs.

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company.  In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs.  In November 2003, the SEC issued an additional subpoena to the Company to produce documents related to the restated items included in the Company's Form 10-K for the year ended July 31, 2003.  In April, June, October and November 2004, the SEC issued additional subpoenas to the Company and made, and continues to make, voluntary requests to the Company to provide documents and information related to further information on prior requests, as well as other items.  Certain current and former directors, officers and employees of the Company have appeared or are expected to appear for testimony before the SEC pursuant to subpoena.  The Company is fully cooperating with the SEC in its investigation.

11.  Class A Common Stock Conversion

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Agreement").  Pursuant to the Agreement, Apollo converted all of its Class A common stock into shares of the Company's Common Stock.  Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership.  Apollo did not dissolve after this distribution and continues to exist as a partnership.  The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004, covering certain of the shares owned by the limited partners of Apollo.  Before the conversion, Apollo owned 6.1 million Class A Common shares or  99.9% of the Company's Class A Common Stock.

As a result of the above Agreement, the Company no longer has any Class A Common Stock outstanding and will therefore only have one class of directors going forward.  Previously, the Class A Common Stock elected the Class 1 directors and the Common Stock elected the Class 2 directors.  Additionally, as a result of the above Agreement, as of October 31, 2004, the Company's Balance Sheet no longer presents any Class A Common Stock and the full balance of the Company's common shares is presented under "Common stock".

12.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Senior Subordinated Notes due 2014 (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below) the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., Resort Technology Partners, LLC, RT Partners, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").  APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries".  Balance sheet data is presented as of October 31, 2004, July 31, 2004 and October 31, 2003.  Statement of operations and statement of cash flows data are presented for the three months ended October 31, 2004 and 2003.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2004
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ -	$ 46,251	$ 492	$ 15	$ 258	$ 731	$ -	$ 47,747
Receivables, net	5,040	18,697	382	402	67	5,325	-	29,913
Inventories, net	-	7,302	108	-	162	32,977	-	40,549
Other current assets	10,394	21,386	183	106	1	1,933	-	34,003
Total current assets	15,434	93,636	1,165	523	488	40,966	-	152,212
Property, plant and equipment, net	-	893,668	27,321	733	546	66,133	-	988,401
Real estate held for sale and investment	-	122,475	-	-	-	10,251	-	132,726
Deferred charges and other assets	6,588	20,670	11	-	-	10,377	-	37,646
Intangibles, net	-	182,211	1,960	11,155	-	34,113	-	229,439
Investments in subsidiaries and advances to (from) parent	834,005	17,448	(19,701)	(2,328)	(348)	13,479	(842,555)	-
Total assets	$ 856,027	$ 1,330,108	$ 10,756	$ 10,083	$ 686	$ 175,319	$ (842,555)	$ 1,540,424

Current liabilities:
Accounts payable and accrued expenses	$ 5,152	$ 184,694	$ 1,396	$ 1,149	$ 288	$ 35,266	$ -	$ 227,945
Long-term debt due within one year	-	1,602	-	-	-	1,697	-	3,299
Total current liabilities	5,152	186,296	1,396	1,149	288	36,963	-	231,244
Long-term debt	390,000	180,070	-	-	-	78,442	-	648,512
Other long-term liabilities	313	101,351	-	68	-	1	-	101,733
Deferred income taxes	-	58,316	-	1,125	-	548	-	59,989
Put option liabilities	-	3,321	-	-	-	-	-	3,321
Minority interest in net assets of consolidated subsidiaries	-	4,446	4,989	3,231	100	22,297	-	35,063
Total stockholders' equity	460,562	796,308	4,371	4,510	298	37,068	(842,555)	460,562
Total liabilities and stockholders' equity	$ 856,027	$ 1,330,108	$ 10,756	$ 10,083	$ 686	$ 175,319	$ (842,555)	$ 1,540,424

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2004
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 57,517	$ 954	$ 16	$ 171	$ 3,701	$ --	$ 62,359
Receivables, net	5,042	25,231	542	(287)	167	6,262	--	36,957
Inventories, net	--	8,366	128	--	155	22,502	--	31,151
Other current assets	12,081	11,515	89	191	35	1,359	--	25,270
Total current assets	17,123	102,629	1,713	(80)	528	33,824	--	155,737
Property, plant and equipment, net	--	873,447	27,610	765	583	66,367	--	968,772
Real estate held for sale and investment	--	128,130	--	900	--	5,518	--	134,548
Deferred charges and other assets	6,773	27,182	11	--	--	10,641	--	44,607
Goodwill, net	--	125,851	1,960	531	--	16,748	--	145,090
Other intangibles, net	--	56,802	--	10,869	--	17,532	--	85,203
Investments in subsidiaries and advances to (from) parent	874,232	8,540	(19,640)	(2,243)	(359)	(262)	(860,268)	--
Total assets	$ 898,128	$ 1,322,581	$11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Current liabilities:
Accounts payable and accrued expenses	$ 16,652	$ 151,955	$ 2,161	$ 1,819	$ 322	$ 25,959	$ --	$ 198,868
Long-term debt due within one year	--	1,548	--	--	--	1,611	--	3,159
Total current liabilities	16,652	153,503	2,161	1,819	322	27,570	--	202,027
Long-term debt	390,000	160,180	--	--	--	72,464	--	622,644
Other long-term liabilities	313	96,906	--	76	--	321	--	97,616
Deferred income taxes	--	78,032	--	1,125	--	588	--	79,745
Put option liabilities	--	3,657	--	--	--	--	--	3,657
Minority interest in net assets of consolidated subsidiaries	--	--	4,652	3,231	100	29,122	--	37,105
Total stockholders' equity	491,163	830,303	4,841	4,491	330	20,303	(860,268)	491,163
Total liabilities and stockholders' equity	$ 898,128	$ 1,322,581	$11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2003
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 17,010	$ 36	$ 5	$ 20	$ 1,454	$ --	$ 18,525
Receivables, net	(7,102)	38,445	612	(447)	83	3,349	--	34,940
Inventories, net	--	6,970	79	--	134	34,637	--	41,820
Other current assets	10,129	13,467	233	253	37	1,693	--	25,812
Total current assets	3,027	75,892	960	(189)	274	41,133	--	121,097
Property, plant and equipment, net	--	885,263	28,718	86	662	19,560	--	934,289
Real estate held for sale and investment	--	114,670	--	900	--	--	--	115,570
Other assets	7,834	29,853	9	--	--	8,209	--	45,905
Intangibles, net	--	183,776	1,960	12,133	--	34,774	--	232,643
Investments in subsidiaries and advances to (from) parent	835,214	(44,996)	(19,618)	(491)	(289)	(180)	(769,640)	--
Total assets	$ 846,075	$ 1,244,458	$ 12,029	$ 12,439	$ 647	$ 103,496	$ (769,640)	$ 1,449,504

Current liabilities:
Accounts payable and accrued expenses	$ 20,480	$ 141,764	$ 1,073	$ 822	$ 100	$ 27,151	$ --	$ 191,390
Long-term debt due within one year	--	2,379	--	--	--	1,143	--	3,522
Total current liabilities	20,480	144,143	1,073	822	100	28,294	--	194,912
Long-term debt	354,057	190,670	--	--	--	32,182	--	576,909
Other long-term liabilities	629	115,731	--	100	--	319	--	116,779
Deferred income taxes	--	58,990	--	1,125	--	712	--	60,827
Put option liabilities	--	2,432	--	--	--	--	--	2,432
Minority interest in net assets of consolidated joint ventures	--	(1,922)	5,368	3,231	100	19,959	--	26,736
Total stockholders' equity	470,909	734,414	5,588	7,161	447	22,030	(769,640)	470,909
Total liabilities and stockholders' equity	$ 846,075	$ 1,244,458	$ 12,029	$ 12,439	$ 647	$ 103,496	$ (769,640)	$ 1,449,504

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2004
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenue	$ -	$ 73,099	$ 2,925	$ 2,333	$ 347	$ 21,648	$ (2,469)	$ 97,883
Total operating expense	1,490	108,894	2,835	2,313	518	25,923	(2,469)	139,504
Income (loss) from operations	(1,490)	(35,795)	90	20	(171)	(4,275)	-	(41,621)
Other income (expense)	(6,845)	(2,717)	(222)	-	(2)	(695)	-	(10,481)
Equity investment loss, net	-	(1,159)	-	-	-	-	-	(1,159)
Gain on put options, net	-	213	-	-	-	-	-	213
Minority interest in loss of consolidated subsidiaries, net	-	-	65	-	-	1,835	-	1,900
Income (loss) before income taxes	(8,335)	(39,458)	(67)	20	(173)	(3,135)	-	(51,148)
Benefit (provision) for income taxes	(16,456)	36,121	-	-	-	27	-	19,692
Net income (loss) before equity in income of consolidated subsidiaries	(24,791)	(3,337)	(67)	20	(173)	(3,108)	-	(31,456)
Equity in income of consolidated subsidiaries	(6,665)	-	-	-	-	-	6,665	-
Net income (loss)	$ (31,456)	$ (3,337)	$ (67)	$ 20	$ (173)	$ (3,108)	$ 6,665	$ (31,456)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total revenues	$ --	$ 24,233	$ 2,400	$ 2,056	$ 360	$ 49,654	$ 25,445	$ 104,148
Total operating expenses	2,561	67,858	2,666	1,899	506	33,609	25,445	134,544
Income (loss) from operations	(2,561)	(43,625)	(266)	157	(146)	16,045	--	(30,396)
Other expense	(8,495)	(3,953)	(187)	--	(4)	(204)	--	(12,843)
Equity investment loss	--	(1,555)	--	--	--	--	--	(1,555)
Loss on investments	--	(610)	--	--	--	--	--	(610)
Minority interest in net income of consolidated joint ventures	--	(10)	222	--	--	1,879	--	2,091
Income (loss) before income taxes	(11,056)	(49,753)	(231)	157	(150)	17,720	--	(43,313)
Benefit (provision) for income taxes	4,572	20,733	--	--	--	(7,395)	--	17,910
Net income (loss) before equity in income of consolidated subsidiaries	(6,484)	(29,020)	(231)	157	(150)	10,325	--	(25,403)
Equity in income of consolidated subsidiaries	(18,919)	10,101	--	--	--	--	8,818	--
Net income (loss)	$ (25,403)	$ (18,919)	$ (231)	$ 157	$ (150)	$ 10,325	$ 8,818	$ (25,403)

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows from operating activities	$ (19,303)	$ 26,700	$ (418)	$ (972)	$ (45)	$ (8,964)	$ -	$ (3,002)

Cash flows from investing activities
Capital expenditures	-	(28,480)	(105)	887	2	(1,530)	-	(29,226)
Investments in real estate	-	(11,404)	-	-	-	-	-	(11,404)
Other investing activities, net	-	2,440	-	-	-	-	-	2,440
Other investing activities	-	-	-	-	-	-	-	-
Net cash provided by (used in) investing activities	-	(37,444)	(105)	887	2	(1,530)	-	(38,190)

Cash flows from financing activities:

Proceeds from borrowings under long-term debt	23,000	75	-	-	-	6,485	-	29,560
Payments on long-term debt	(3,250)	(162)	-	-	-	(286)	-	(3,698)
Advances to (from) affiliates	(1,210)	(479)	61	85	130	1,413	-	-
Other financing activities, net	763	(49)	-	-	-	(94)	-	620
Distributions to minority shareholders	-	(480)	-	-	-	-	-	(480)
Advances to (from) affiliates	-	-	-	-	-	-	-	-
Net cash provided by financing activities	19,303	(615)	61	85	130	7,518	-	26,482

Net increase (decrease) in cash and cash equivalents	-	(11,359)	(462)	-	87	(2,976)	-	(14,710)

Cash and cash equivalents:
Beginning of period	-	41,485	954	15	171	3,703	-	46,328
End of period	$ -	$ 30,126	$ 492	$ 15	$ 258	$ 727	$ -	$ 31,618

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2003
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Cash flows generated from (used by) operating activities	$ (14,941)	$ 41,349	$ (688)	$ 5,028	$ (249)	$ (5,181)	$ --	$ 25,318

Cash flows from investing activities:
Capital expenditures	--	(19,250)	(102)	(1,153)	--	(391)	--	(20,896)
Investments in real estate	--	(7,499)	--	--	--	5,976	--	(1,523)
Other investing activities	--	1,351	--	--	--	--	--	1,351
Net cash provided by (used in) investing activities	--	(25,398)	(102)	(1,153)	--	5,585	--	(21,068)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	74,104	--	--	--	5,986	--	80,090
Payments on long-term debt	--	(84,688)	--	--	--	--	--	(84,688)
Advances to (from) affiliates	14,941	(5,507)	427	(3,870)	152	(6,143)		--
Other financing activities	--	305	--	--	--	(639)	--	(334)
Net cash provided by (used in) financing activities	14,941	(15,786)	427	(3,870)	152	(796)	--	(4,932)

Net increase (decrease) in cash and cash equivalents	--	165	(363)	5	(97)	(392)	--	(682)

Cash and cash equivalents:
Beginning of period	--	5,512	399	--	117	1,846	--	7,874
End of period	$ --	$ 5,677	$ 36	$ 5	$ 20	$ 1,454	$ --	$ 7,192

13.  Subsequent Events

In December 2004, the Company sold its interest in BG Resort, the entity that owns The Ritz-Carlton, Bachelor Gulch, for approximately $13 million, less the assumption of certain liabilities.  As of October 31, 2004, the Company's investment in BG Resort was approximately $4.7 million, presented on the accompanying Consolidated Condensed Balance Sheet under "Other Long-term Assets".  For the quarter ended October 31, 2004, the Company recorded equity investment losses in the Lodging segment of $1.9 million related to BG Resort.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2004 ("Form 10-K") and the Consolidated Condensed Financial Statements as of October 31, 2004 and 2003 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the SEC.

The following analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address a non-GAAP measure, Reported EBITDA (defined as segment net revenues less segment specific operating expenses plus gain on transfer of property, as applicable, plus segment equity income).  Reported EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP").  Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance.  Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Because Reported EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.  The Company believes that Reported EBITDA is an indicative measure of the Company's operating performance, and it is generally used by investors to evaluate companies in the resort and lodging industries. In addition, because of the significance of long-lived assets to the operations of the Company and the level of the Company's indebtedness, the Company also believes that Reported EBITDA is useful in measuring the Company's ability to fund capital expenditures and service debt. The Company uses Reported EBITDA targets in determining management bonuses.  Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net loss.

Overview

Historically, the Company's first fiscal quarter is a seasonally low period as the Company's ski operations are generally not open for business until November, which falls in the Company's second fiscal quarter.  Additionally, many of the Company's lodging properties experience similar seasonal trends.  As a result, the Company historically incurs significant losses in the Resort (Mountain and Lodging segments combined) segment during the first fiscal quarter.  The Company had a net loss of $31.5 million for the three months ended October 31, 2004 as compared to a net loss of $25.4 million for the three months ended October 31, 2003.  The increase in the Company's net loss is primarily attributable to the decrease in Real Estate net operating revenues due to the significant amount of Real Estate sales in the first quarter of the prior year.

The first quarter of fiscal 2005 follows the general historic trend; however, the quarter did show certain indications of improvement.  Although the first fiscal quarter is not a significant revenue generating period for the Mountain segment, Mountain segment Reported EBITDA was relatively flat year over year, indicating continued sustainability of the cost control measures implemented in fiscal 2004.  Lodging segment Reported EBITDA improved $262,000, or over 47% due to the improvement in the overall lodging industry combined with management's continued implementation of measures to improve the results of the Lodging segment, continuing a trend of improving profitability from fiscal 2004.  Unlike the Resort segment, the Real Estate segment is not seasonally impacted, but rather will fluctuate in any given period due to the timing and mix of development projects.

Trends, Risks and Uncertainties

In addition to those factors identified in the Company's July 31, 2004 Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

The timing and amount of snowfall has a direct impact on skier visits, particularly with respect to in-state skiers.  To mitigate this impact, the Company focuses efforts on sales of season passes.  Season pass deferred revenue, which will be recognized during the ski season, was $38.7 million and $34.8 million as of October 31, 2004 and 2003, respectively.  The Company anticipates that total season pass revenues for fiscal 2005 will be at or slightly above prior year.

As disclosed in Note 13, Subsequent Events, of the Notes to Consolidated Condensed Financial Statements, the Company sold its interest in BG Resort, which was the Company's only investment in a hotel property not directly managed by the Company.  As a result of this disposition, the Company's Lodging Reported EBITDA should improve, given the equity method losses incurred since inception.  The Company is also exploring the viability of selling the underlying assets of certain of its other lodging properties (although the Company has not adopted any formal plans for disposal) with the intent to retain the management of those properties, although no such agreements have been made at this time and there can be no certainty that any such agreements will be made in the future.

The Company has received approval from the Vail Town Council for numerous LionsHead development projects and plans to proceed with the projects, subject to, among other things, meeting the Company's development pre-sale requirements.  Pre-sale targets are set by management to mitigate the risks of development projects.  Generally, the Company strives to meet its pre-sale targets in the period between the commencement of the marketing of a development and the planned commencement of construction.  The periods have historically ranged between two and twelve months.  The Company already has met its pre-sale requirements for the Gore Creek Townhome development; although, the Company has not yet begun its pre-sale efforts for the core site of the LionsHead development projects.  Construction on certain LionsHead projects is anticipated to begin in the spring of 2005.  The Company generally pre-sells residential units to ensure the economic viability of a development.  Pre-sales require the buyer to provide an earnest money deposit to the Company, which is refundable to the buyer should the Company fail to complete the related development.  Real estate deposits recorded as liabilities on the Company's books were $27.5 million, $23.8 million and $1.2 million as of October 31, 2004, July 31, 2004 and October 31, 2003, respectively.

Remediation of the mold problem at Breckenridge Terrace continues, and while the Company's estimates are based on currently available data, actual costs could vary materially (favorably or unfavorably) from current estimates.  A vast majority of the facilities are currently available for occupancy.  An arbitration hearing date has been set with other responsible parties for late summer 2005 (see Note 12, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this issue).

The Company is in the midst of its compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002.  It is uncertain as to whether these compliance efforts will cost more than currently projected, and, as such, could negatively impact the results of operations of the Company.

Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could negatively impact the results of operations of the Lodging segment.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Results of Operations

Presented below is more detailed comparative data regarding the Company's results of operations for the three months ended October 31, 2004 versus the three months ended October 31, 2003.

Mountain Segment

Mountain segment operating results for the three months ended October 31, 2004 and 2003 are presented by category as follows (in thousands):

	Three Months Ended
	October 31,		Percentage
	2004	2003	Increase

Lift tickets	$ 40	$ 26	53.8%
Ski school	24	23	4.3%
Dining	3,986	3,914	1.8%
Retail/rental	17,199	17,040	0.9%
Other	13,244	12,463	6.3%
Total Mountain net operating revenue	34,493	33,466	3.1%

Total Mountain operating expense	63,961	61,454	4.1%
Mountain equity income, net	794	(18)	4511.1%
Total Mountain Reported EBITDA	$ (28,674)	$ (28,006)	2.4%

Certain reclassifications have been made to the Mountain segment operating results for the three months ended October 31, 2003 to conform to the current period presentation.

The Company's first fiscal quarter is a historically slow period for the Mountain segment, as the Company's ski resorts generally do not open for ski operations until mid-November.  In November 2003, the Company began consolidating the Employee Housing Entities under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R").  Additionally, in February 2004, the Company began consolidating APII.  As a result of the consolidation of these entities under FIN 46R, Mountain revenue and Mountain operating expense increased $912,000 and $700,000, respectively, in the Company's first fiscal quarter versus the same period last year, and consolidation of these entities also resulted in the elimination of associated depreciation and interest expense related to these entities from the Mountain segment because these entities were formerly included as a component of Mountain equity income.  In addition to the impact related to the implementation of FIN 46R, Mountain operating expense rose slightly as a result of inflationary and variable costs including utility and fuel expenses, resulting in a 2.4% decline in Mountain Reported EBITDA.

Lodging Segment

Lodging segment operating results for the three months ended October 31, 2004 and 2003 are presented by category as follows (dollars in thousands except ADR):

	Three Months Ended
	October 31,		Percentage
	2004	2003	Increase

Total Lodging net operating revenue	$ 46,275	$ 43,790	5.7%

Total Lodging operating expense	43,548	41,503	4.9%
Lodging equity loss, net	(1,918)	(1,740)	10.2%
Total Lodging Reported EBITDA	$ 809	$ 547	47.9%

Average Daily Rate ("ADR")	$ 148.05	$ 146.28	1.2%

Certain reclassifications have been made to the Lodging segment operating results for the three months ended October 31, 2003 to conform to the current period presentation.

  Lodging segment operating revenues and Reported EBITDA for the three months ended October 31, 2004 increased as compared to the three months ended October 31, 2003, resulting from increases in both ADR and occupancy rates, primarily driven by increases at the Vail Marriott, Lodge at Vail and GTLC.  The Company experienced an increase in group business, particularly in the Vail and Beaver Creek markets, as a result of the overall improvement in the lodging industry, primarily due to the economic rebound and a reduction in travel-related concerns.  In addition, while BG Resort had improved operations, the Company's related equity loss increased due to debt extinguishment charges incurred by the entity.

The consolidation of the Employee Housing Entities as of November 1, 2003 also caused an $89,000 and a $123,000 increase in Lodging operating revenue and Lodging operating expense, respectively, in the Company's first fiscal quarter of 2004.

Real Estate Segment

Real Estate segment operating results for the three months ended October 31, 2004 and 2003 are presented by major project categories as follows (dollars in thousands):

	Three Months Ended		Percentage
	October 31,		Increase/
	2004	2003	(Decrease)

Single family land sales	$ 16,839	$ 8,527	97.5%
Multi-family land sales	189	15,429	(98.8)%
Residential and commercial condominiums	35	2,827	(98.8)%
Other	52	109	(52.3)%
Total Real Estate net operating revenue	17,115	26,892	(36.4)%

Gain on transfer of property	--	1,913	(100.0)%
Total Real Estate operating expense	10,061	12,124	(17.0)%
Real Estate equity (loss) income, net	(35)	203	(117.2)%
Total Real Estate Reported EBITDA	$ 7,019	$ 16,884	(58.4)%

The Company's Real Estate operating revenues are primarily determined by the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes; therefore, as the sales inventory mix changes it can greatly impact Real Estate segment operating revenues and operating expenses, and, to a lesser degree, Real Estate Reported EBITDA.

The Real Estate segment Reported EBITDA decreased in fiscal 2005 primarily due to the sale of a number of multi-family lots in the first quarter of fiscal 2004 related to a development project in Bachelor Gulch and a $1.9 million gain on transfer of property in the first quarter of fiscal 2004, partially offset by an increase in single family land sales at the Company's LionsHead and Jackson Hole Golf & Tennis developments.

Other Items

In addition to segment operating results, the following material items contribute to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense has increased largely as a result of the consolidation of the Employee Housing Entities under FIN 46R ($563,000) as well as increased fixed asset base due to normal capital expenditures.  The average annualized depreciation rate for the three months ended October 31, 2004 was 7.1% as compared to an average annualized depreciation rate for the three months ended October 31, 2003 of 7.2%.

Loss on disposal of fixed assets.  In the three months ended October 31, 2004, the Company recorded a net loss on the disposal of fixed assets due to the replacement of a lift at Heavenly with a new high speed six-passenger chairlift and normal disposal activities.  In the three months ended October 31, 2003 the Company recorded a net loss on disposal of fixed assets due to the disposal of mountain uniforms which were replaced before their estimated retirement date and normal disposal activities.

Interest expense.  The Company's primary sources of interest expense are the Credit Facility, the Industrial Development Bonds and the Senior Subordinated Notes.  Overall, interest expense decreased from the three months ended October 31, 2003 to the three months ended October 31, 2004 due to the replacement of the 8.75% Notes with the 6.75% Notes, reduced pricing on the term loan portion of the Credit Facility and lower average borrowings on the Credit Facility, partially offset by increased principal amount outstanding under the 6.75% Notes and the consolidation of the Employee Housing Entities under FIN 46R.  The Company saved approximately $1.3 million in the first fiscal quarter of 2005 due to the replacement of the 8.75% Notes with the 6.75% Notes.  Average borrowings under the Credit Facility were $102.8 million and $152.0 million for the three months ended October 31, 2004 and 2003, respectively.

Gain/loss on put option.  The value of put options fluctuates based on the fair market value of the put options as of the end of each period.  The put options' net gain in the three months ended October 31, 2004 was primarily due to the decrease in the fair market value of the put option of the minority shareholder of RTP.  The net loss on put options for the three months ended October 31, 2003 was primarily due to an increase in the fair market value of the put option of the minority shareholder of RockResorts.  See Note 8, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company's put options.

Income taxes.  The effective tax rate for the three months ended October 31, 2004 was 38.5% compared to 41.4% for the same period last year.  The interim period effective tax rate is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

Reconciliation of non-GAAP measures

The following table reconciles from segment Reported EBITDA to net loss (in thousands):

	Three Months Ended
	October 31,
	2004	2003

Mountain Reported EBITDA	$ (28,674)	$ (28,006)
Lodging Reported EBITDA	809	547
Real Estate Reported EBITDA	7,019	16,884
Total Reported EBITDA	(20,846)	(10,575)
Depreciation and amortization expense	(21,076)	(20,366)
Loss on disposal of fixed assets	(858)	(1,010)
Other income (expense):
Investment income, net	128	565
Interest expense	(10,576)	(13,408)
Gain (loss) on put options, net	213	(610)
Other expense, net	(33)	--
Minority interest in loss of consolidated subsidiaries, net	1,900	2,091
Loss before benefit from income taxes	(51,148)	(43,313)
Benefit from income taxes	19,692	17,910
Net loss	$ (31,456)	$ (25,403)

SEC Investigation

In October 2002, after voluntary consultation with the SEC staff on the appropriate accounting, the Company restated and reissued its historical financial statements for fiscal 1999-2001, reflecting a revision in the accounting treatment for recognizing revenue on initiation fees related to the sale of memberships in private clubs.

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company.  In October 2003, the SEC issued a subpoena to the Company to produce documents related to several matters, including the sale of memberships in private clubs.  In November 2003, the SEC issued an additional subpoena to the Company to produce documents related primarily to the restated items included in the Company's Form 10-K for the year ended July 31, 2003.  In April, June, October and November 2004, the SEC issued additional subpoenas to the Company and made, and continues to make, voluntary requests to the Company to provide documents and information related to further information on prior requests, as well as other items.  Certain current and former directors, officers and employees of the Company have appeared or are expected to appear for testimony before the SEC pursuant to subpoena.  The Company is fully cooperating with the SEC in its investigation.  We are unable to predict the outcome of the investigation or any action that the SEC might take, including the imposition of fines and penalties, or other available remedies.  Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations.

Liquidity and Capital Resources

Cash Flows

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

Cash flows used in operations for the three months ended October 31, 2004 were $3.0 million versus $25.6 million generated from operating cash flows for the three months ended October 31, 2003.  As discussed in the preceding Results of Operations, net loss for the quarter increased $6.1 million from the prior year.  Also, in the first quarter of fiscal 2004, the Company collected $7 million of income taxes receivable.  The remaining decrease in operating cash flows is due to 1) a $3.8 million decrease in Real Estate non-cash cost of sales as a result of decreased Real Estate sales versus the prior year, 2) a $2.4 million decrease in accounts receivable collections, due primarily to the collection of a large non-recurring receivable in the prior year and 3) a $13 million decrease in accounts payable, accrued expenses and other long-term liabilities, primarily as a result of the payment of management bonuses in the current year and the semi-annual interest payment under the 6.75% Notes in August 2004 (the semi-annual interest payments under the 8.75% Notes were in May and November).

Net cash used in investing activities in the three months ended October 31, 2004 increased $17.1 million as compared to the three months ended October 31, 2003 due primarily to increases in capital expenditures of $8.3 million and investments in real estate of $9.9 million.  These were offset by a $1.4 million increase in distributions received from investments.

The Company has not yet finalized a capital budget for calendar 2005; however, at this time it anticipates capital expenditures, not related to its real estate activities, will be consistent with the approximately $61.9 million calendar 2004 capital budget.   The Company typically spends $35-40 million annually to sustain its existing resort assets.  Based on the status of several specific real estate projects, the Company will continue to invest significant amounts in real estate over the next several years.  The Company plans to fund these capital expenditures through operating cash flows as well as availability under its Credit Facility or project specific financing.  Completion of planned projects may be dependent upon necessary regulatory approval.

During the three months ended October 31, 2004, financing activities consisted of borrowings of $29.6 million, which were partially offset by payments on long-term debt of $3.7 million.  During the three months ended October 31, 2003, financing activities used $4.9 million, consisting primarily of $4.6 million in net long-term debt repayments, including the payment of the $25 million Olympus Note, which was partially offset by incremental borrowings under the Credit Facility.

Capital Structure

Although the Company had certain seasonally induced borrowings at the end of the first quarter, historically a seasonally low period from a cash flow standpoint, it also had $31.6 million of cash and cash equivalents.  The Company anticipates that cash flow from operations will be adequate to fund operations for the remainder of the fiscal year.

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Agreement").  Pursuant to the Agreement, Apollo converted all of its Class A common stock into the Company's common shares.  Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership.  Apollo did not dissolve after this distribution and continues to exist as a partnership.  The Company, pursuant to the Agreement, filed a shelf registration statement, in November 2004, covering certain of the shares to be owned by the limited partners of Apollo.

As a result of the above Agreement, the Company no longer has any Class A common stock outstanding and will therefore only have one class of directors going forward.  Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors.

Liquidity Needs

Management believes the Company is in a position to satisfy its current working capital, debt service and capital expenditure requirements for at least the next twelve months with cash flows from operations and availability under the Credit Facility; however, the Company may look at alternative financing arrangements for specific real estate projects.  The Company's debt service requirements can be impacted by changing interest rates as the Company, as of October 31, 2004, had $190.7 million of variable interest rate debt.  A 100-basis point change in LIBOR would cause the Company's annual interest expense to change by approximately $1.7 million.  The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact its availability under its Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

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

The Company was in compliance with all relevant covenants in its debt instruments as of October 31, 2004.  The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2005.  However, there can be no assurance that the Company will meet its financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $651.8 million as of October 31, 2004, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet.  Operating lease obligations, which total $50.7 million, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with generally accepted accounting principles.  A summary of the Company's contractual obligations (based on the July 31 fiscal year) as of October 31, 2004 is as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4 - 5 years	After 5 Years
Long-Term Debt	$ 651,811	$ 2,784	$ 45,956	$ 17,635	$ 585,436
Operating Leases and Service Contracts	49,937	7,699	16,141	11,005	15,092
Purchase Obligations (1)	197,471	185,483	11,977	11	--
Other Long-Term Obligations (2)	1,928	1,928	--	--	--
Total Contractual Cash Obligations	$ 901,147	$197,894	$ 74,074	$ 28,651	$ 600,528

(1)

Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued interest, and liabilities (including advances) to complete real estate projects on the Company's Condensed Consolidated Balance Sheet as of October 31, 2004 and other obligations for goods and services not yet recorded.

(2)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the metropolitan district as described in Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements.  This amount has been recorded as a liability of the Company; however, the specific time period of performance is currently unknown.  For presentation purposes only, the entire amount has been included in "Less than 1 year".

Off Balance Sheet Arrangements

The Company does not have off balance transactions that are expected to have a material effect on the Company.

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

Readers are also referred to the uncertainties and risks identified in the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2004, the Company had $190.7 million of variable rate indebtedness, representing 29.4% of total debt outstanding, at an average interest rate during the three months ended October 31, 2004 of 3.8% (see Note 4, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements).  Based on the average floating rate borrowings outstanding during the three months ended October 31, 2004, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $142,000.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures as the end of the period covered by this report on Form 10-Q. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company's disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its CEO and CFO, does not expect that the Company's internal controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this Form 10-Q.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on September 30, 2004.)
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

10.7(b)

Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron.  (Incorporated by reference to Exhibit 10.14(b) of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.7(c)

Second Amendment to Employment Agreement of Adam M. Aron, as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. dated July 29, 2003.  (Incorporated by reference to Exhibit 10.14(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

10.8

Amended and Restated Employment Agreement of Jeffrey W. Jones, as Chief Financial Officer of Vail Resorts, Inc. dated September 29, 2004.  (Incorporated by reference to Exhibit 10.9 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2004.)

10.9(a)	Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated May 1, 1997.	16
10.9(b)	First Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated August 1, 1999.	22
10.9(c)	Second Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated July 22, 1999.	24
10.10	Employment Agreement and Addendum of Roger McCarthy as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated July 17, 2000.	28
10.11	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341).
10.12	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
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

31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	42
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.6	Termination Agreement, dated as of October 5, 2004, by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners, L.P.	45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 10, 2004.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	December 10, 2004