Form 10-K/A
period 2004-07-31
VAIL RESORTS INC
filed 2005-03-08
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004
or
¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7, Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 845-2500

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
x Yes   ¨ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). x Yes ¨ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share closing price on the New York Stock Exchange Composite Tape as of January 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $483.3 million.

As of September 22, 2004, 35,337,662 shares were issued and outstanding, of which 6,114,834 shares were Class A Common Stock and 29,222,828 shares were Common Stock.

Amendment No. 1

Explanatory Note

As required by Rule 3-09(b) of Regulation S-X, Vail Resorts, Inc. (“the Company”) is filing this Form 10-K/A to amend Item 15, Exhibits and Financial Statement Schedules, to include the audited financial statements of Bachelor Gulch Resort, LLC as of December 8, 2004 and for the period January 1, 2004 through December 8, 2004 in accordance with Rule 3-09 of Regulation S-X.  The Company had a 49% equity interest in Bachelor Gulch Resort, LLC, which the Company sold on December 8, 2004.  Item 15 is also being amended to include reference to the Bachelor Gulch Resort, LLC financial statements and the related report of the entity’s independent registered public accounting firm, the consent of the independent registered public accounting firm related to their opinion contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.

Table of Contents

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	3

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as a part of this report:
	(1)	Financial Statements: None
	(2)	Financial Statement Schedules:
(i) Schedule II – Valuation and Qualifying Accounts and Reserves (incorporated by reference to the Company’s Form 10-K for the year ended July 31, 2004).

(ii) Bachelor Gulch Resort, LLC Consolidated Financial Statements as of December 8, 2004 and December 31, 2003 and for the Period from January 1, 2004 through December 8, 2004 and for the Years Ended December 31, 2003 and 2002

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

10.5*

1993 Stock Option Plan of Gillett Holdings, Inc. (Incorporated by reference to Exhibit 10.20 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.6(a)*

Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace.  (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.6(b)*

Addendum to the Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace.  (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.7(a)*

Employment Agreement dated October 1, 2000 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly.  (Incorporated by reference to Exhibit 10.13 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.7(b)*

Separation Agreement dated October 31, 2002 by and between Vail Resorts, Inc., Vail Associates, Inc. and Andrew P. Daly.  (Incorporated by reference to Exhibit 10.13(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.8(a)*

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron.  (Incorporated by reference to Exhibit 10.21 of the report on Form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

10.8(b)*

Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron.  (Incorporated by reference to Exhibit 10.14(b) of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.8(c)*

Second Amendment to Employment Agreement of Adam M. Aron, as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. dated July 29, 2003.  (Incorporated by reference to Exhibit 10.14(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

10.9*

Amended and Restated Employment Agreement of Jeffrey W. Jones, as Chief Financial Officer of Vail Resorts, Inc. dated September 29, 2004.  (Incorporated by reference to Exhibit 10.9 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2004).

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

10.11*	1996 Stock Option Plan (Incorporated by reference from the Company’s Registration Statement on Form S-3, File No. 333-5341).
10.12*	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.13(a)

Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a “Vail Associates, Inc.”) and Eagle County, Colorado, dated April 1, 1998.  (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.13(b)

Trust Indenture dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee.  (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.14(a)

Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a “Vail Associates, Inc.”), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of June 10, 2003.  (Incorporated by reference to Exhibit 10.19 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2003.)

10.14(b)

First Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a “Vail Associates, Inc.”), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of October 2, 2003.  (Incorporated by reference to Exhibit 10.19(b) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

10.14(c)

Second Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a “Vail Associates, Inc.”), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of January 21, 2004.  (Incorporated by reference to Exhibit 10.19(c) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

10.14(d)

Agreement and Consent to the Third Amended and Restated Revolving Credit and Term Loan Agreement among The Vail Corporation (d/b/a “Vail Associates, Inc.”), Borrower, Bank of America, N.A., Agent, and the other lenders party thereto dated as of January 28, 2004.  (Incorporated by reference to Exhibit 10.19(d) on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2004.)

10.15*	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company’s registration statement on Form S-8, File No. 333-32320.)
10.16*

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

21	Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to Exhibit 21 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2004).
23.1

Consent of Independent Registered Public Accounting Firm for the report dated October 1, 2004 relating to the financial statements and financial statement schedules of Vail Resorts, Inc. included in its Form 10-K for the fiscal year ended July 31, 2004.  (Incorporated by reference to Exhibit 23 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2004).

23.2	Consent of Independent Registered Public Accounting Firm for the report dated March 7, 2005 relating to the financial statements and financial statement schedules of Bachelor Gulch Resort, LLC included in this filing.	8
24	Power of Attorney. Included on signature pages hereto.
31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	9
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	11
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
*Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ Jeffrey w. Jones

Jeffrey W. Jones

Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Dated:
March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 8, 2005

.

Signature	Title
/s/ Adam M. Aron*	Chairman of the Board and Chief Executive Officer
Adam M. Aron	(Principal Executive Officer)
/s/ Jeffrey W. Jones*	Senior Vice President and Chief Financial Officer
Jeffrey W. Jones	(Principal Financial and Accounting Officer)
/s/ John J. Hannan*	Director
John J. Hannan

/s/ Roland A. Hernandez*	Director
Roland A. Hernandez
/s/ Robert A. Katz*	Director
Robert A. Katz
/s/ Joe R. Micheletto*	Director
Joe R. Micheletto
/S/ John F. Sorte*	Director
John F. Sorte
/s/ William P. Stiritz*	Director
William P. Stiritz
/s/ JEFFREY W. JONES	Attorney-in-Fact
Jeffrey W. Jones

*By Attorney-in-Fact.

Bachelor Gulch Resort, LLC

Consolidated Financial Statements

As of December 8, 2004 (disposal date) and

December 31, 2003 and for the Period from January 1, 2004 through December 8, 2004 (disposal date) and for the Years Ended

December 31, 2003 and 2002

Bachelor Gulch Resort, LLC

Index

Page(s)

Report of Independent Registered Public Accounting Firm............. 1

Consolidated Financial Statements

Statements of Cash Flows.. 5

Notes to Consolidated Financial Statements 6-19

Report of Independent Registered Public Accounting Firm

To the Managing Members of
Bachelor Gulch Resort, LLC

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in members’ capital, and cash flows present fairly, in all material respects, the financial position of Bachelor Gulch Resort, LLC and its subsidiariesat December 8, 2004 (disposal date) and the results of their operations and their cash flows for the period from January 1, 2004 through December 8, 2004 (disposal date) in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board(United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion

/S/ PricewaterhouseCoopers, LLP

Denver, Colorado

March 7, 2005

Bachelor Gulch Resort, LLC

Consolidated Balance Sheets

December 8, 2004 (disposal date) and December 31, 2003

	2004	2003
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 2,375,087	$ 1,158,670
Restricted cash	1,856,132	1,342,938
Accounts receivable, net of allowance for doubtful
accounts of $59,973 and $52,583, respectively	860,372	1,359,389
Accounts receivable – related parties (Note 10)	394,170	777,940
Inventories	918,367	606,543
Other current assets	383,957	511,726
Total current assets	6,788,085	5,757,206
Property and equipment, net (Note 5)	75,087,633	79,890,708
Real estate held for sale	-	3,847,557
Golf course access rights, net (Note 10)	2,880,000	2,940,000
Deferred financing costs, net	2,415,152	2,257,580
Other assets	66,335	66,335
Total assets	$ 87,237,205	$ 94,759,386
Liabilities and Members’ Capital
Current liabilities
Accounts payable and accrued expenses (Note 4)	$ 4,814,929	$ 8,250,504
Due to related parties (Note 10)	943,457	922,295
Advance deposits	3,483,739	2,645,100
Long-term debt due within one year (Note 7)	524,000	6,083,333
Long-term debt due within one year – related party (Note 7)	1,045,283	-
Total current liabilities	10,811,408	17,901,232
Long-term liabilities
Long-term debt (Note 7)	63,630,000	48,690,667
Long-term debt – related parties (Note 7)	-	9,000,000
Other liabilities (Note 8)	-	324,153
Commitments and contingencies (Note 9)
Members’ capital	12,795,797	18,843,334
Total liabilities and members’ capital	$ 87,237,205	$ 94,759,386

The accompanying notes are an integral part of these consolidated financial statements.

Bachelor Gulch Resort, LLC

Consolidated Statements of Operations

For the Period from January 1, 2004 through December 8, 2004 (disposal date)
and for the Years Ended December 31, 2003 and 2002

	2004	2003	2002
		(unaudited)	(unaudited)

Real estate revenues	$ 4,670,000	$ 5,695,000	$ 54,893,673
Real estate revenues – related party (Note 10)	-	-	13,344,790
Hotel operating revenues – rooms	15,162,294	12,786,255	1,359,243
Hotel operating revenues – food and beverage	9,128,116	7,505,878	701,079
Hotel operating revenues – other	5,030,441	3,638,577	310,673
Total revenues	33,990,851	29,625,710	70,609,458
Cost of real estate revenues	3,609,514	4,737,027	45,023,198
Cost of real estate revenues – related party
(Note 10)	-	-	11,251,571
Operating expenses
Hotel operations	15,507,377	13,968,977	1,948,150
General and administrative expenses	3,332,522	3,622,353	540,736
Sales and marketing expenses	3,012,681	3,017,604	307,113
Pre-opening expenses	-	-	4,254,248
Property operation and maintenance	2,448,813	2,253,850	296,090
Property taxes	1,066,258	1,287,256	90,448
Management fees – related parties (Note 10)	1,197,065	942,539	88,943
Depreciation and amortization expense	4,330,068	4,597,940	378,171
Total expenses	34,504,298	34,427,546	64,178,668
(Loss) income from operations	(513,447)	(4,801,836)	6,430,790
Interest and investment income	719	54,704	8,820
Interest expense, net	(3,949,904)	(5,624,839)	(556,850)
Loss on extinguishment of debt (Note 3)	(1,584,905)	-	-
Net (loss) income	$ (6,047,537)	$ (10,371,971)	$ 5,882,760

The accompanying notes are an integral part of these consolidated financial statements.

Bachelor Gulch Resort, LLC

Consolidated Statements of Changes in Members’ Capital

For the Period from January 1, 2004 through December 8, 2004 (disposal date)
and for the Years Ended December 31, 2003 and 2002

Members’
Capital

Balance at December 31, 2001 (unaudited)	$ 20,394,545
Cash contributions	2,938,000
Net income	5,882,760
Balance at December 31, 2002 (unaudited)	29,215,305
Net loss	(10,371,971)
Balance at December 31, 2003 (unaudited)	18,843,334
Net loss	(6,047,537)
Balances at December 8, 2004	$ 12,795,797

The accompanying notes are an integral part of these consolidated financial statements.

Bachelor Gulch Resort, LLC

Consolidated Statements of Cash Flows

For the Period from January 1, 2004 through December 8, 2004 (disposal date)
and for the Years Ended December 31, 2003 and 2002

	2004	2003	2002
		(unaudited)	(unaudited)

Cash flows from operating activities
Net (loss) income	$ (6,047,537)	$ (10,371,971)	$ 5,882,760
Adjustments to reconcile (net loss) income to
net cash from operating activities:
Depreciation and amortization	4,330,068	4,597,940	378,171
Deferred financing costs amortization	989,463	1,609,735	68,422
Interest rate swap fair value adjustment	(324,153)	324,153	-
Non-cash cost of real estate sales	3,327,350	4,364,908	52,989,966
Non-cash reduction to hotel operating expenses	(105,805)	-	-
Loss on extinguishment of debt	1,584,905	-	-
Changes in assets and liabilities
Restricted cash	(513,194)	8,024,805	(9,359,580)
Accounts receivable, net	499,017	644,922	(2,004,311)
Accounts receivable – related parties	383,770	(777,940)	-
Inventories	(311,824)	(123,445)	(483,098)
Other assets	127,769	(519,600)	(58,461)
Accounts payable and accrued expenses	(1,951,988)	(17,086,568)	12,298,424
Advance deposits	838,639	2,650,388	(5,288)
Due to related parties	21,162	788,425	133,870
Net cash (used in) provided by operating
activities	2,847,642	(5,874,248)	59,840,875
Cash flows from investing activities
Construction of hotel and condominiums	-	-	(75,833,868)
Additions to property and equipment	(324,568)	(79,412)	-
Purchase of golf course access rights	-	-	(1,500,000)
Net cash provided by (used in) investing
activities	(324,568)	(79,412)	(77,333,868)
Cash flows from financing activities
Cash contributions from Members (Note 6)	-	-	2,938,000
Payment of financing costs	(2,101,940)	(1,146,574)	-
Proceeds from borrowings under long-term debt	63,000,000	24,250,651	63,425,045
Payments on long-term debt	(54,250,000)	(23,500,000)	(47,000,000)
Proceeds from notes payable – related parties	-	9,000,000	-
Payments on notes payable – related parties	(9,000,000)	(3,900,000)	-
Proceeds from working capital loans – related parties	1,795,283	-	-
Payments on working capital loans - related parties	(750,000)	-	-
Net cash (used in) provided by financing
activities	(1,306,657)	4,704,077	19,363,045
Net increase (decrease) in cash and cash
equivalents	1,216,417	(1,249,583)	1,870,052
Cash and cash equivalents, beginning of period	1,158,670	2,408,253	538,201
Cash and cash equivalents, end of period	$ 2,375,087	$ 1,158,670	$ 2,408,253
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$ 3,284,649	$ 3,651,961	$ 534,785
Deferred financing fee associated with Lehman Loan	$ 630,000	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Bachelor Gulch Resort, LLC

Notes to Consolidated Financial Statements

1.         Organization and Business

Bachelor Gulch Resort, LLC, a Colorado limited liability company, was formed on November 16, 1999 by and between Vail Resorts Holdings, Inc., a Colorado Corporation (“Vail”), CG-MI Vail, LLC, a Delaware limited liability company (“CGMI”), together the “Class A” Members, and Vestar-Athens BGR, LLC, an Arizona limited liability company (“Vestar”), the “Class B” Member, collectively known as the “Members”.  Bachelor Gulch Resort, LLC and its subsidiaries (collectively, the “Company”) were formed for the purpose of developing, constructing and operating a 237 room luxury hotel (the “Hotel”), twenty three residential condominium units and other commercial condominium units, all located in Bachelor Gulch Village in Colorado.  The Hotel began operations on November 21, 2002 and is managed through an operating agreement (the “Management Agreement”) with the Ritz-Carlton Hotel Company, LLC (the “Hotel Operator”), a related party (see Note 10, Related Party Transactions).

On December 8, 2004, Vail sold its equity interest in the Company (see Note 13, Sale of Member’s Interest in Company).  As of April 2004, the Class B Membership was withdrawn (see Note 6, Member’s Capital).

2.       Financial Condition

The Company incurred net losses of $6,047,537 and $10,371,971 and net cash inflows (outflows) from operating activities of $2,847,642 and ($5,874,248) for the period January 1, 2004 through December 8, 2004 (disposal date) and for the year ended December 31, 2003, respectively.  Management believes that it will be able to continue to fund the operating needs of the Company with cash currently on hand and expected future operating cash flows.  However, depending on the Company’s rate of growth and cash requirements, additional Member contributions, or other potential financing sources, such as Member loans or debt refinancings may be required in order to meet future working capital needs and achieve intended business objectives.  There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

3.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bachelor Gulch Resort, LLC and its wholly owned subsidiaries, Bachelor Gulch Holding Company, LLC (“BG Holding”), a Delaware limited liability company, and Bachelor Gulch Operating Company, LLC (“BG Operating”), a Delaware limited liability company.  All significant intercompany transactions have been eliminated.

All amounts disclosed in these notes to the consolidated financial statements as of and for the years ended December 31, 2003 and 2002 are unaudited.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company records hotel operating revenues from room rentals, food and beverage sales, spa sales and retail merchandise sales.  Revenues are recorded as services are rendered or goods are provided.  Amounts received in advance of guest stays are reflected as advance deposits in the accompanying consolidated balance sheets.

Revenues from real estate sales are recognized when collectibility of the sales price is reasonably assured and the earnings process is virtually complete, generally upon transfer of title to the buyer.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, advance deposits and long-term obligations.  The carrying amounts of financial instruments other than long-term obligations approximate fair value due to their short maturities.  Long-term obligations approximate fair value based upon rates currently available for similar instruments.

The estimated fair value of interest rate swap agreements is determined by obtaining quotes from the banks that are parties to such agreements (see Note 8, Interest Rate Swap Agreement).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents amounts reserved for payment of real estate taxes and for funding of furniture, fixture and equipment reserves.  These reserves are required by Lehman Brothers under the Lehman Loan (see Note 7, Long-Term Debt) and by the Operating Agreement to ensure that sufficient funds are available to replace or replenish furniture, fixtures and equipment when they become worn or obsolete.

Accounts Receivable

The Company records trade accounts receivable in the normal course of business related to the sale of products and services.  The Company does not charge interest on past due accounts receivable.  The allowance for doubtful accounts is based on review of specific accounts that have been identified as at risk for non-collection.  Write-offs are evaluated on a case-by-case basis.  Delinquency status on accounts receivable is based on contractual terms.

Concentration of Credit Risk

A significant portion of the Company’s cash and cash equivalents at December 8, 2004 (disposal date) and December 31, 2003 are maintained at various financial institutions in amounts that exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

In relation to its hotel operations, the Company extends credit terms to its customers based upon ongoing evaluations of its customers’ financial condition.  As of December 8, 2004 (disposal date) and December 31, 2003, no customer represented more than 10% of accounts receivable.  For the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002, no customer accounted for greater than 10% of total revenues.

Inventories

Inventories consist primarily of food, beverages, merchandise held for resale and operating supplies.  Amounts are valued at the lower of cost or market using an average weighted cost method.  The Company records reserves for anticipated shrinkage and obsolete or unusable inventory as necessary.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation.   Routine repairs and maintenance are expensed as incurred.  Expenditures that improve the functionality of the related equipment or extend its useful life are capitalized.  When property and equipment are retired or otherwise disposed of, the related gain or loss is included in the determination of operating income.  Depreciation is calculated on the straight-line method based on the following useful lives:

Land improvements	20 years
Buildings and improvements	30 years
Furniture, fixtures and equipment	3-7 years
Operating supplies and equipment	3 years

Construction of Hotel and Condominiums and Real Estate Held for Sale

During construction of the Hotel and residential and commercial condominiums, the Company capitalized the value of contributed land related to the project, direct construction and development costs, property taxes, interest incurred on costs related to the construction of the Hotel and condominiums and other related costs (engineering, surveying, landscaping, etc.).  Construction and development costs not specifically identified as relating directly to the Hotel or an individual residential or commercial condominium were allocated to the cost basis of the Hotel and individual condominiums using the relative sales value method.  At December 8, 2004, all condominiums had been sold.

Capitalization of Interest

The Company capitalizes interest on construction projects with an expected duration of more than six months and which cost more than $100,000.  During the year ended December 31, 2002, the Company incurred direct interest costs totaling $5,921,650, of which $5,457,173 was capitalized in relation to the construction of the Hotel and related residential and commercial condominiums.  No interest was capitalized during the period January 1, 2004 through December 8, 2004 (disposal date) and the year ended December 31, 2003.

Additionally, during the year ended December 31, 2002, the Company recorded $1,011,000 of amortization (classified as interest expense) related to deferred financing costs, of which $918,627 was capitalized in relation to the construction of the Hotel and related residential and commercial condominiums.  No deferred financing costs related to construction were capitalized during the period January 1, 2004 through December 8, 2004 (disposal date) and for the year ended December 31, 2003.

Deferred Financing Costs

Costs incurred in conjunction with the issuance of notes payable and other debt instruments are included as deferred financing costs, net of accumulated amortization.  Amortization is charged to interest expense over the respective lives of the applicable debt issues on a straight-line basis, which approximates the effective interest method.

In August 2004, the Mini-Perm Loan was paid in full by the proceeds from the Lehman Loan (see Note 7, Long-Term Debt); as a result, all related unamortized deferred financing costs associated with the Mini-Perm Loan were expensed at the time the debt was repaid, resulting in a loss on extinguishment of this debt in the amount of $1,584,905.

Long-lived Assets

The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is less than the value of its undiscounted projected cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  No impairments of long-lived assets were recognized during any of the periods presented.

Income Taxes

Limited liability companies are not taxable entities under provisions of the Internal Revenue Code and, accordingly, the accompanying consolidated financial statements do not reflect a provision for federal or state income taxes.  The tax effects of the Company’s transactions are the responsibility of the Members.  The net tax basis was lower than the net book basis in the Company at December 8, 2004 (disposal date) and December 31, 2003 by approximately $25.0 million and $24.3 million, respectively.

Advertising Costs

Advertising costs are expensed at the time such advertising commences.  Advertising expenses for the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002 were approximately $736,297, $1,011,246 and $65,004, respectively.  There were no deferred advertising costs included in the accompanying consolidated balance sheets at December 8, 2004 (disposal date) and December 31, 2003.

4.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 8, 2004 (disposal date) and December 31, 2003 consist of the following:

	2004	2003
		(unaudited)

Accounts payable	$ 1,086,568	$ 753,916
Accrued payroll, payroll taxes, and benefits	1,040,349	1,327,453
Accrued property taxes	1,064,459	1,158,896
Deferred developer fee	-	2,497,503
Other	1,623,553	2,512,736
Total	$ 4,814,929	$ 8,250,504

5.        Property and Equipment

Property and equipment at December 8, 2004 (disposal date) and December 31, 2003 consist of the following:

	2004	2003
		(unaudited)

Land	$ 4,416,367	$ 4,416,367
Land improvements	1,276,860	1,275,635
Building and improvements	65,199,666	65,922,449
Furniture, fixtures and equipment	12,005,892	11,817,341
Operating supplies and equipment	1,375,027	1,375,027
	84,273,812	84,806,819
Less: Accumulated depreciation	(9,186,179)	(4,916,111)
Net property and equipment	$ 75,087,633	$ 79,890,708

Depreciation expense for the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002 was $4,270,068, $4,537,940, and $378,171, respectively.

6.       Members’ Capital

Class A Members

The Company’s initial capital contributions resulted in a 51% ownership interest for CGMI and a 49% ownership interest for Vail.  No Class A Member will be held individually liable for any debts, liabilities, or obligations of the Company; however, pursuant to the operating agreement (“Operating Agreement”) each Class A Member is responsible (1) for making any capital contribution required to be made to the Company and (2) that the Class A Member returns any distribution made by the Company in violation of the Operating Agreement or the Colorado Act. See Note 13, Sale of Member’s Interest in Company, for a discussion of Vail’s sale of its interest in the Company.

Class B Member

The initial capitalization of the Company gave Vestar, the Class B Member, a profit interest in the Company (and not a capital interest) for federal and state income tax purposes.  The Class B member had no voting or consent rights.  In April 2004, the Company agreed to pay Vestar $1,100,000 in full payment for the settlement of a disputed deferred development fee previously accrued (see Note 9, Commitments and Contingencies) and for the redemption and withdrawal of the Class B membership, as such, there is no longer a Class B Member.  The settlement resulted in a reduction of the basis in buildings and improvements of $771,492, a reduction to cost of real estate revenues of $520,207, and a reduction to hotel operating expenses of $105,805.

Allocation of Net Profit and Loss

For reporting purposes, net profit and loss of the Company is allocated based upon net profit and loss as determined in accordance with generally accepted accounting principles and the applicable ownership percentages of the Members.  For distribution purposes in accordance with the terms of the Amended and Restated Operating Agreement of Bachelor Gulch Resort, LLC, a Colorado Limited Liability Company, net profit and loss is allocated to Members based upon the Company’s taxable income or loss determined in accordance with Section 703(A) of the Internal Revenue Code (subject to certain adjustments) and applicable ownership percentages of the Members.

Distributions to Members

Distributions to Members may be made to the extent to which, if any, the Company’s cash on hand (other than cash attributable to a capital event) exceeds the current and anticipated needs of the Company.  Cash flow available for distribution is determined by the Class A Members at their sole discretion, including, without limitation, reasonable needs for operating expenses, debt service and reserves as determined pursuant to the Management Agreement.  Cash may be distributed to the Members in accordance with the Operating Agreement, which is determined based upon capital contributions, priority returns, and allocated net profit and loss determined in accordance with taxable income and loss and the applicable ownership percentages of the Members.

No distributions were made to the Members since inception of the Company.

Put and Call Options

As of December 8, 2004 (disposal date), the following put and call options terminated in conjunction with the sale of the Marriott Member’s equity interest in the Company (see Note 13, Sale of Member’s Interest in the Company).

As specified in the Operating Agreement, if at any time the Management Agreement between the Company and the Hotel Operator is terminated by the Company, the Company is required to engage an independent appraiser to determine the fair market value of the Company’s assets (the “Appraised Value”).  Upon determination of the Appraised Value, the Company’s accountants (the “Accountants”) are to determine the amount of cash which would be distributed to CGMI’s minority member (the “Marriott Member”) in respect of its common equity interest in CGMI (the “Marriott Common Equity Distribution”) assuming a hypothetical liquidation of the Company’s assets for Appraised Value on the date of termination of the Management Agreement.

If the Marriott Common Equity Distribution is determined to be $2,020,500 or less, then the Marriott Member shall first have the right to put its common equity interest in CGMI (the “Put/Call Interest”) to the Company for an amount equal to the calculated Marriott Common Equity Distribution.  If the Marriott Member chooses not to exercise its put right, then the Company shall have the right to acquire the Put/Call Interest for an amount equal to $2,020,500.

If the Marriott Common Equity Distribution is determined to be greater than $2,020,500, then the Company shall first have the right to acquire the Put/Call Interest for an amount equal to the calculated Marriott Common Equity Distribution.  If the Company chooses not to exercise its call right, then the Marriott Member shall have the right put the Put/Call Interest to the Company for an amount equal to $2,020,500.

Upon exercise of the Put/Call Interest by either the Company or the Marriott Member, the actual cash payment and transfer of ownership shall occur within 12 months from the date of termination of the Management Agreement.

Additionally, upon acquisition of the Put/Call Interest by the Company and following the related cash payment and transfer of ownership, Vail’s ownership interest in the Company shall be increased by 7.497% to 56.497% and CGMI’s ownership interest shall be reduced accordingly (as Vail is to provide funding to the Company for the acquisition of the Put/Call Interest).

At December 8, 2004 (disposal date) and December 31, 2003, no liability has been recorded in the accompanying consolidated balance sheets in relation to the Put/Call Interest as the requirement for the Company to acquire the Marriott Member’s common equity interest in CGMI is triggered only upon termination of the Management Agreement between the Company and the Hotel Operator, an event entirely within the control of the Company (see Note 13, Sale of Member’s Interest in Company).

7.       Long-Term Debt

Long-term debt at December 8, 2004 (disposal date) and December 31, 2003 is summarized as follows, respectively:

	2004	2003
		(unaudited)

Mini-Perm Loan (a)	$ -	$ 50,000,000
WestStar Loan (b)	-	4,000,000
Jacobsen Note (c)	524,000	774,000
Vail Note (d)	-	4,500,000
Marriott Note (e)	-	4,500,000
Lehman Loan (f)	63,000,000	-
Deferred financing fee on Lehman Loan	630,000	-
Working capital loan - related party (g)	1,045,283	-
	65,199,283	63,774,000
Less: Current maturities	(1,569,283)	(6,083,333)
	$ 63,630,000	$ 57,690,667

  The Company had outstanding a $50,000,000 term loan (the “Mini-Perm Loan”) maturing January 6, 2006 with US Bank National Association (“US Bank”) as agent and certain other financial institutions as lenders.  Proceeds of the Mini-Perm Loan were used for the design and construction of the Hotel and related residential and commercial condominiums.  The Mini-Perm Loan was senior to the Company’s other outstanding notes.  The Mini-Perm Loan required adherence to various negative covenants including a minimum Debt Coverage Ratio (as defined in the Mini-Perm Loan Agreement) which first became effective in April 2004.  As of April 2004, the Company violated the minimum debt coverage ratio covenant, but received a waiver from US Bank with respect to this covenant violation in conjunction with a modification of various terms of the of the Mini Perm Loan in May 2004.  Principal payments on the Mini-Perm Loan, after modification of various terms in May 2004, were payable (a)  for the months of May 2004 to December 2004 at $63,566 per month and (b) commencing January 1, 2005 through maturity at $88,877 per month.  The Mini-Perm Loan bore interest annually at the Company’s option at the rate of (i) the Reserve Adjusted LIBOR plus a margin (3.65% at December 31, 2003) or (ii) the greater of a) US Bank’s Reference Rate (4.0% at December 31, 2003) or b) the Federal Funds Rate plus a margin (1.5% at December 31, 2003).  The Marriott Member guaranteed $10,000,000 of the Company’s obligations under the Mini-Perm Loan through a repayment guaranty which remained in effect until the outstanding balance of the Mini-Perm Loan was reduced to $40,000,000 or below.  The obligations under the Mini-Perm Loan were collateralized by the first deed of trust of the Hotel.  Proceeds of the Lehman Loan were used to repay the Mini-Perm Loan in August of 2004.

On January 3, 2003, the Company, through a subsidiary, entered into a $7,500,000 loan agreement with WestStar Bank (the “WestStar Loan”) initially maturing January 3, 2004 to fund the carrying cost of two unsold residential condominiums.  Repayment of the WestStar Loan was to be made solely from the proceeds generated from the sales of the two unsold residential condominiums.  The WestStar Loan was collateralized by the first deeds of trust for these two residential condominiums and the Class A Members’ ownership interest in BG Holding.  Principal payments were required as the residential condominiums were sold.  Interest was payable monthly at WestStar Bank’s prime lending rate plus a margin.  In February 2003, a residential condominium was sold and, accordingly, the Company made a $3,500,000 principal payment.  As of December 31, 2003, the outstanding WestStar Loan balance was $4,000,000.  In January 2004, the maturity date of the WestStar loan was extended until April 3, 2004.  In March 2004, the last remaining residential condominium unit was sold.  As a result, the outstanding portion of the WestStar Loan was paid in full using the proceeds from the condominium sale.

  On July 28, 2003, the Company entered into a promissory note with Jacobsen Construction Company, Inc. (the “Jacobsen Note”) to repay its remaining contractual obligations with respect to the construction of the Hotel and related condominiums.  The original principal balance of the Jacobsen Note was $774,000 with a maturity date of July 28, 2005.  The Jacobsen Note bears interest at a rate of 9% per annum.  The Jacobsen Note is payable in two installments of principal and interest as follows:  (1) on July 28, 2004, the amount of $250,000 as a reduction to principal and all accrued interest and (2) on July 28, 2005 the remaining principal balance plus the remaining accrued interest (see Note 13, Sale of Member’s Interest in Company).

  On January 14, 2003, the Company entered into a promissory note with an affiliate of Vail (the “Vail Note”).  The principal balance of the Vail Note was $4,500,000 with a maturity date of January 14, 2011.  Principal payments were due in an amount equal to 12.5% of Excess Cash (as defined in the Vail Note) on a semi-annual basis, with such payments to be made on April 15th and October 15th of each year.  The Vail Note bore interest at a rate of 11% per annum, payable monthly.  The Vail Note was repaid from the proceeds of the Lehman Loan in August 2004.  Prior thereto, no principal payments were paid or required to be paid pursuant to the Excess Cash formula.

On January 6, 2003, the Company entered into a promissory note with the Marriott International Capital Corporation (the “Marriott Note”).  The principal balance of the Marriott Note was $4,500,000 with a maturity date of January 6, 2011.  Principal payments were due in an amount equal to 12.5% of Excess Cash (as defined in the Marriott Note) on a semi-annual basis, with such payments to be made on April 15th and October 15th of each year.  The Marriott Note bears interest at a rate of 11% per annum, payable monthly.  The Marriott Note was repaid from the proceeds of the Lehman Loan in August 2004.  Prior thereto, no principal payments were paid or required to be paid pursuant to the Excess Cash formula.

In August 2004, the Company obtained a $63,000,000 term loan (the “Lehman Loan”) maturing September 1, 2007 with Lehman Brothers Holdings Inc (“Lehman”).  The term of the Lehman Loan may be extended for two additional periods of one year each.  An extension fee in the amount of one-quarter of one percent (0.25%) of the original principal balance of the loan is to be paid on the commencement of each extension period.   Monthly payments of interest are due for 24 months commencing on October 1, 2004, and thereafter, of principal and interest calculated on the basis of a 25-year amortization schedule.  The Lehman Loan bears interest at an annual rate equal to the greater of (i) the sum of LIBOR plus 395 basis points (6.2625% at December 8, 2004) or (ii) 6.2% (the “Floor Rate).  The obligations under the Lehman Loan are collateralized by the first deed of trust of the Hotel.

In addition to the principal balance, the Company is required to pay to Lehman a 1% deferred financing fee.  The deferred financing fee was fully earned on the date of the closing of the Lehman Loan and is payable in full on the maturity date or upon the earlier repayment of the Lehman Loan.  Lehman will waive payment of the deferred financing fee if the Company refinances the loan with Lehman prior to the expiration of the maturity date.

  In connection with the sale of Vail’s 49% ownership interest in the Company on December 8, 2004, the new ownership group loaned $1,045,283 in short-term working capital to the Company (see Note 13, Sale of Member’s Interest in Company).  The Company has reflected this amount as a short term liability in the accompanying consolidated balance sheet.  On December 9, 2004, this liability was converted to equity.

Future Maturities

Aggregate maturities of outstanding debt are as follows at December 8, 2004:

2005	$ 1,569,283
2006	-
2007	63,630,000
2008	-
2009	-
Thereafter	-
Total debt	$ 65,199,283

8.       Interest Rate Swap Agreement

In April 2003, the Company entered into an interest rate swap agreement (the “Swap”) with a notional amount of $50,000,000 and expiring on January 6, 2006 in order to manage its exposure to the variability in expected future cash flows related to the fluctuation in interest rates associated with the Mini-Perm Loan.  Payments made and received in accordance with the Swap are included as a component of interest expense in the accompanying consolidated statements of operations.

Changes in the fair value of the Swap for the period January 1, 2004 through December 8, 2004 (disposal date) and for the year ended December 31, 2003 of $324,153 (decrease to interest expense) and $324,153 (increase to interest expense), respectively, have been recorded in the accompanying consolidated statements of operations.  Additionally, the $324,153 estimated fair value of the Swap at December 31, 2003 was recorded as an other long-term liability in the accompanying consolidated balance sheet.  In June 2004, the Swap was terminated.  The Hotel received approximately $170,000 in termination fees from US Bank and classified this amount as a reduction to interest expense.

9.       Commitments and Contingencies

The Company is currently involved in a dispute arising from the retention of an earnest money deposit from an original buyer of one of the residential condominium units, which was subsequently sold to another buyer prior to December 8, 2004.  The original buyer seeks return of the earnest money deposit of $866,250 plus an additional amount in lost profits due to a failed effort to assign the underlying purchase contract.  The Company is vigorously defending this action.  Although the Company cannot predicted the ultimate outcome of this claim, the Company does not expect the final outcome to have a material adverse impact on the financial position, results of operations and cash flows of the Company (see Note 13, Sale of Member’s Interest in Company).

On December 7, 2000, the Company and Vestar entered into a development agreement (the “Development Agreement”) for the development of the Hotel and the related condominiums (collectively, the “Project”).  The Development Agreement provided for payment of a deferred development fee that was to be calculated and paid upon completion of the Project in accordance with the formula set forth in the Development Agreement.  At the end of the Project, a dispute arose between the Company and Vestar regarding the deferred development fee.  As a result of the dispute, Vestar filed a civil action against the Company alleging breach of contract and seeking damages related to payment of the deferred development fee.  At December 31, 2003, the Company had accrued $2,497,503 for settlement of the deferred development fee and this amount is included as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.  The dispute surrounding payment of the deferred development fee was settled for $1,100,000 in April 2004 (see Note 6, Members’ Capital).

The Company may, from time-to-time, be a party to various other lawsuits arising in the ordinary course of business.  Management believes the Company has adequate insurance coverage for all such matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Hotel Operator has executed as lessee on behalf of the Company operating leases for the rental of autos and office equipment through fiscal 2008.  For the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002, the Company recorded lease expense related to these agreements of $51,933, $47,919, and $8,682, respectively.

Future minimum lease payments under these operating leases as of December 8, 2004 are as follows:

2005	$ 54,820
2006	31,091
2007	23,818
2008	11,700
2009	-
Thereafter	-
Total	$ 121,429

Indemnifications and Guarantees

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The Company has entered into contracts in the normal course of business, which include certain indemnifications within the scope of FIN 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities primarily include: (1) the indemnification of the Class A Members and officers of the Company for certain events or occurrences while a Class A Member or officer is, or was serving, at the Company’s request in such capacity and (2) all claims and demands which may be asserted against the lenders under the Lehman Loan for obligations to be performed by the Company.  The duration of these indemnities generally is for the length of the contracts.  In addition, the Company has entered into an agreement to indemnify the lenders under the Lehman Loan against losses, damages, expenses, or claims that may arise from the following: (1) any hazardous materials law violations related to the land that is used as collateral for the Lehman Loan, (2) any accident, injury or death to person while on the property, or (3) any use, nonuse or condition in, on or about the property.  These indemnifications generally do no limit the future payments the Company could be obligated to make.  The Company has not recorded any liabilities for these indemnities in the accompanying financial statements, either because the indemnifications existed before January 1, 2003 and are therefore not subject to the measurement requirements of FIN 45, or the guarantee is related to the Company’s own future performance and thus is not a guarantee within the scope of this interpretation, or the calculated fair value of the indemnification or guarantee is de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clauses.

10.     Related Party Transactions

The following related party transactions initiated between the Company and various related entities could have a different financial statement impact had they occurred in arms length transactions between unrelated entities.

Sale of Spa, Skier Services Area and Parking Spaces

In November 2002, the Company sold an approximately 20,000 square foot spa, an approximately 9,000 square foot skier services area and 30 parking spaces, all located within the Hotel (together classified as commercial condominium units) with a cost basis of $10,916,956 to an affiliate of Vail for $13,344,790.  In Vail’s consolidated financial statements, Vail’s portion of the gain was deferred.  Additionally, under the terms of a Spa Access and Revenue/Cost Sharing Agreement executed between the Company and the affiliate of Vail, the Hotel pays a portion of the operating expenses of the spa based upon the percentage of use of the spa by Hotel guests in relationship to total spa usage.  For the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003, and 2002, the Hotel incurred $2,326,922, $1,533,935, and $179,376, respectively, in Spa operating expenses that were paid to the affiliate of Vail and are included as a component of “Direct operating expenses” in the accompanying consolidated statements of operations.

Hotel Management Agreement

The Hotel Operator, a related party to a Member, manages the Hotel’s day to day operations.  The Management Agreement with the Hotel Operator extends through December 31, 2020 and, upon expiration, may be extended for an additional ten years (up to a total of three additional ten-year periods) by mutual agreement of the Company and the Hotel Operator.  Under the Management Agreement, the Company is required to pay the Hotel Operator a base management fee of 3.25% of hotel gross revenues during each fiscal year plus an incentive fee of 20% of Available Cash Flow (as defined in the Management Agreement as gross revenues minus the sum of i) gross operating expenses, ii) impositions, iii) contributions to reserves, iv) and to the extent not already included in gross operating expenses, insurance costs and base management fees, and v) 10.75% of the Owner’s Investment as calculated at the end of each applicable fiscal year).  The Company incurred $953,053, $776,594, and $77,084 in base management fees for the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002, respectively, and these amounts are included as a component of “Management fees – related parties” in the accompanying consolidated statements of operations.  No incentive fees were incurred during these periods.  At  December 8, 2004 and December 31, 2003, $134,076 and $105,009 in base management fees were unpaid and are included as a component of “Due to related parties” in the accompanying consolidated balance sheets, respectively.

In addition, under the Management Agreement, the Company is required to pay the Hotel Operator a group marketing services fee of 1.00% of hotel gross revenues during each fiscal year.  The Company incurred $293,187, $238,949, and $23,718 in group marketing services fees for the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002, respectively, and these amount are included as a component of “Sales and marketing expense” in the accompanying consolidated statements of operations.  At December 8, 2004 and December 31, 2003, $15,548 and $32,309 in group marketing services fees were unpaid and are included as a component of “Due to related parties” in the accompanying consolidated balance sheets, respectively.

Under the terms of the Management Agreement, the Hotel Operator employs and provides all employees for the Company’s hotel operations.  While these employees are employees of the Hotel Operator and not employees of the Company, the Company pays the direct payroll costs and related taxes and benefits for these employees.  The Company records the associated expense as an operating expense in the accompanying consolidated statements of operations.

The Hotel Management Agreement remains in effect and was not terminated or changed as a result of the sale of Vail’s Partnership Interest (see Note 13, Sale of Member’s Interest in Company).

Services Agreement

On December 7, 2000, the Company entered into a Services Agreement (“Services Agreement”) with Gencom Asset Management Company, LP, a Texas limited partnership (“Gencom”), an affiliate of CGMI.  The Company engaged Gencom to act as a consultant in regards to operational and accounting issues at the Hotel.  The Services Agreement went into effect on December 7, 2000 and will continue through the first to occur of (1) the date on which CGMI no longer owns any direct interest in the Company, (2) the date on which CG Vail Operating, LLC no longer owns any direct interest in CGMI, or (3) the termination by mutual agreement of the Class A Members and Gencom.  Under the terms of the Services Agreement, the Company paid Gencom a one-time fee of $250,000 in December 2001 (which was capitalized during the construction phase of the hotel and related condominiums) and is also charged an asset management fee of 0.50% of hotel gross revenues during each fiscal year.    The Company incurred $146,659, $119,650, and $11,859 in asset management fees for the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002, respectively, and these amounts are included as a component of “Management fees – related parties” in the accompanying consolidated statements of operations.  At December 8, 2004 and December 31, 2003, $0 and $131,364 in asset management fees were unpaid and are included as a component of “Due to related parties” in the accompanying consolidated balance sheets, respectively.  This agreement was amended on December 8, 2004 in connection with the sale of Vail’s partnership interest (see Note 13, Sale of Member’s Interest in Company).

In connection with the Lehman Loan transaction (see Note 7, Long-Term Debt), in August of 2004, Gencom was paid a one time financing fee in the amount of $630,000.  This financing fee is included as a component of deferred financing costs in the accompanying consolidated balance sheet and is being amortized over the initial term of the Lehman Loan.

In August of 2003, the Class A Members elected Vail to maintain the books and records of the Company and to coordinate annual financial statement audits.  In June 2004, the agreement between the Company and Vail was finalized.  The Company agreed to pay Vail $100,000 per calendar year payable semi-annually for these services.  Vail will continue to provide services until the first to occur of (1) the sale of the Company to a third party not affiliated with Owner, (2) the date on which Vail does not own any direct or indirect economic interest in the Company or (3) the termination by mutual agreement of the Class A members and Vail. This agreement was amended on December 8, 2004 in connection with the sale of Vail’s partnership interest (see, Note 13 Sale Member’s Interest in Company).  The Company recorded expenses of $97,352, $46,441, and $0 for the period January 1, 2004 through December 8, 2004 (cut off date) and for the years ended December 31, 2003 and 2002, respectively, in relation to the services provided by Vail and these amounts are included as a component of “Management fees – related parties” in the accompanying consolidated statements of operations.  Additionally, at December 8, 2004 and December 31, 2003, respectively, $2,151 and $46,441 of these fees were unpaid and are included as a component of “Due to related parties” in the accompanying consolidated balance sheets.

Golf Course Access Agreement

On December 7, 2000, the Company and an affiliate of Vail entered into a Golf Course Access Agreement (the “Golf Agreement”) which grants Hotel guests preferential tee times at Red Sky Ranch Golf Course (the “Course”).  For this privilege, the Company paid a one-time access fee of $3,000,000 to an affiliate of Vail.  The term of the Golf Agreement commenced with the opening of the Course in June of 2003 and will expire on the later of (1) 50 years after the opening date of the Course or (2) the date on which the Operating Agreement expires or is terminated.  The Company is amortizing the access rights over the 50 year term of the Golf Agreement and has recognized $60,000, $60,000, and $0 in amortization expense for the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002, respectively.

Ski Passes

In November 2002, BG Operating entered into a trade with an affiliate of Vail, whereby the Hotel received 150 employee season ski passes in exchange for Vail receiving a $100,000 credit in services at the Hotel.  As of December 31, 2003, approximately $12,000 of service credit remained.  The service credit was fully used prior to December 8, 2004.

In November 2004 and 2003, the Company purchased from an affiliate of Vail season ski passes for employees of the Hotel at a cost of $200,475 and $175,000.  The cost of these ski passes was initially capitalized and is being amortized to expense on a straight-line basis over the lives of these ski passes which expire on approximately April 15 of the following year.  At December 8, 2004 and December 31, 2003, $170,080 and $122,500 in unamortized cost relating to these purchased ski passes are included as a component of Other Current Assets in the accompanying consolidated balance sheets, respectively.

11.     Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131 requires the Company to report segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker(s) (as defined in SFAS No. 131) for purposes of evaluating segment performance.  Due to the limited nature of the Company’s operations, management of the Company has not divided its operations into separate operating segments.  Reports reviewed by management to evaluate performance and allocate resources to operations are consistent with the audited financial statements presented herein.  Accordingly, no additional segment information has been presented.

12.     Retirement Plan

The Hotel maintains a defined contribution retirement plan (the “Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees.  Employees are eligible to participate in the Plan upon satisfying the following requirements: (1) the employee must be at least 21 years old and (2) the employee must complete one year of service (1,000 hours).  Participants may contribute from 1% to 15% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code.  The Company matches each participant’s contribution 100% on the first 3% and then 50% on the next 3% invested.  Total matching expense recognized by the Company for the period January 1, 2004 through December 8, 2004 (disposal date) and for the years ended December 31, 2003 and 2002 was $113,807, $66,010, and $3,166, respectively.

13.     Sale of Member’s Interest in Company

On December 8, 2004 Vail sold its 49% equity interest in the Company for $13.0 million. Vail’s interest was acquired by a new joint venture between Gencom BG, LLC and Lehman BG, LLC.  Gencom BG, LLC is comprised of some of the same investors as CGMI.  Simultaneous with the sale of Vail’s minority equity interest, CGMI was terminated and the Marriott Member’s equity in CGMI was also bought by Gencom BG, LLC for $2,000,000.

A condition to the sales require that Vail and Marriott remain liable for their share of any sums due and payable in connection with: (1) the outstanding principal and interest balance payable on the Jacobsen Note and (2) the settlement of the earnest money lawsuit (see Note 9, Commitments and Contingencies).   These conditions will survive the closing until the matters are resolved.

As part of the Vail sale, the Vail accounting services agreement was assigned to Gencom BG, LLC.   At the election of Gencom BG, LLC., Vail will to continue to provide the accounting services for a period of up to six months.  As compensation for such services, Vail will receive monthly payments in an amount equal to one-twelfth of the annual fee detailed in the original accounting services agreement (see Note 10, Related Party Transactions).

The Services Agreement with Gencom was also amended and restated at the time of the sale (“Amended Services Agreement”).  The responsibilities of Gencom remain the same as detailed in the original Service agreement, however, the fee payable to Gencom has been increased from 0.5% to 1% of gross revenues payable monthly in arrears in the Amended Services Agreement.  In addition, the new agreement calls for a one time payment of $163,000 to Gencom within ten days of the effective date of the Vail sale.