Form 10-Q
period 2005-01-31
VAIL RESORTS INC
filed 2005-03-11
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: December 31, 2006
Estimated average burden hours per response: 144.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended January 31, 2005

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from to

Commission File Number: 1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 7 Vail, Colorado	81658
(Address of principal executive offices)	(Zip Code)

(970) 845-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

As of March 8, 2005, 35,561,127 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements—Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2005, July 31, 2004 and January 31, 2004		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2005 and 2004		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2005 and 2004		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2005 and 2004		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2005	2004	2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 19,117	$ 46,328	$ 15,915
Restricted cash	19,007	16,031	26,654
Receivables, net	51,917	36,957	49,286
Inventories, net	37,364	31,151	34,946
Other current assets	34,816	25,270	27,557
Total current assets	162,221	155,737	154,358
Property, plant and equipment, net (Note 5)	991,687	968,772	988,424
Real estate held for sale and investment	135,297	134,548	111,587
Goodwill, net	145,090	145,090	145,090
Intangible assets, net	83,620	85,203	87,054
Other assets	33,894	44,607	49,188
Total assets	$ 1,551,809	$1,533,957	$ 1,535,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 289,153	$ 198,868	$ 227,032
Long-term debt due within one year (Note 4)	2,222	3,159	14,941
Total current liabilities	291,375	202,027	241,973
Long-term debt (Note 4)	546,421	622,644	628,086
Other long-term liabilities	102,381	97,616	107,439
Deferred income taxes	79,914	79,745	59,745
Commitments and contingencies (Note 10)	--	--	--
Put option liabilities (Note 8)	--	3,657	3,088
Minority interest in net assets of consolidated subsidiaries	36,100	37,105	30,908
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, zero, 6,114,834, and 7,439,834 shares issued and outstanding as of January 31, 2005, July 31, 2004, and January 31, 2004, respectively (Note 11)	--	61	74
Common stock, $0.01 par value, 80,000,000 shares authorized, 35,560,911, 29,222,828, and 27,859,651 shares issued and outstanding as of January 31, 2005, July 31, 2004, and January 31, 2004, respectively	355	292	279
Additional paid-in capital	420,151	416,660	416,312
Deferred compensation	(500)	(677)	(848)
Retained earnings	75,612	74,827	48,645
Total stockholders’ equity	495,618	491,163	464,462
Total liabilities and stockholders’ equity	$ 1,551,809	$1,533,957	$ 1,535,701

The accompanying Notes toConsolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2005	2004
Net revenue:
Mountain	$214,166	$200,149
Lodging	42,589	39,243
Real estate	7,873	7,496
Total net revenue	264,628	246,888
Segment operating expense:
Mountain	132,849	125,325
Lodging	40,570	39,554
Real estate	6,714	6,065
Total segment operating expense	180,133	170,944
Other operating income (expense):
Gain on transfer of property	--	233
Depreciation and amortization	(23,273)	(22,568)
Asset impairment charge	--	(933)
Mold remediation charge	--	(5,500)
Loss on disposal of fixed assets, net	(623)	(545)
Income from operations	60,599	46,631
Mountain equity investment income, net	771	586
Lodging equity investment loss, net	(761)	(1,214)
Real estate equity investment (loss) income, net	(24)	3
Investment income, net	1,174	328
Interest expense	(10,809)	(12,857)
Loss on extinguishment of debt	(612)	(36,195)
Gain on sale of equity investment	5,693	--
Gain (loss) on put options, net	975	(696)
Other expense, net	84	(10)
Minority interest in income of consolidated subsidiaries, net	(4,665)	(4,094)
Income (loss) before (provision) benefit for income taxes	52,425	(7,518)
(Provision) benefit for income taxes	(20,184)	781
Net income (loss)	$ 32,241	$ (6,737)

Per share amounts (Note 3):
Basic net income (loss) per share	$ 0.91	$ (0.19)
Diluted net income (loss) per share	$ 0.89	$ (0.19)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2005	2004
Net revenue:
Mountain	$248,659	$233,614
Lodging	88,864	83,032
Real estate	24,989	34,388
Total net revenue	362,512	351,034
Segment operating expense:
Mountain	196,811	186,778
Lodging	84,119	81,057
Real estate	16,775	18,189
Total segment operating expense	297,705	286,024
Other operating income (expense):
Gain on transfer of property	--	2,147
Depreciation and amortization	(44,348)	(42,933)
Asset impairment charge	--	(933)
Mold remediation charge	--	(5,500)
Loss on disposal of fixed assets, net	(1,481)	(1,556)
Income from operations	18,978	16,235
Mountain equity investment income, net	1,565	568
Lodging equity investment loss, net	(2,679)	(2,954)
Real estate equity investment (loss) income, net	(59)	206
Investment income, net	1,301	893
Interest expense	(21,385)	(26,266)
Loss on extinguishment of debt	(612)	(36,195)
Gain on sale of equity investment	5,693	--
Gain (loss) on put options, net	1,188	(1,306)
Other expense, net	52	(10)
Minority interest in income of consolidated subsidiaries, net	(2,765)	(2,003)
Income (loss) before (provision) benefit for income taxes	1,277	(50,832)
(Provision) benefit for income taxes	(492)	18,691
Net income (loss)	$ 785	$ (32,141)

Per share amounts (Note 3):
Basic net income (loss) per share	$ 0.02	$ (0.91)
Diluted net income (loss) per share	$ 0.02	$ (0.91)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2005	2004
Net cash provided by operating activities:	$110,720	$ 94,437
Cash flows from investing activities:
Capital expenditures	(48,563)	(43,704)
Investments in real estate	(25,827)	(4,051)
Proceeds from sale of equity investment	12,736	--
Other investing activities, net	(464)	1,279
Net cash used in investing activities	(62,118)	(46,476)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	62,217	560,402
Payments of long-term debt	(139,353)	(574,946)
Payment of tender premium	--	(22,690)
Other financing activities, net	1,323	(7,002)
Net cash used in financing activities	(75,813)	(44,236)
Net (decrease) increase in cash and cash equivalents	(27,211)	3,725
Net increase in cash due to adoption of FIN 46R	--	4,316
Cash and cash equivalents:
Beginning of period	46,328	7,874
End of period	$ 19,117	$ 15,915

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Organization and Business

Vail Resorts, Inc. (“Vail Resorts”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.  The Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort (“Heavenly”) in the Lake Tahoe area of California and Nevada.   The Company also owns several hotel properties situated in proximity to its ski resorts.  Additionally, the Company owns the Grand Teton Lodge Company (“GTLC”), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club in Wyoming.  The Company also owns a 51% interest in the Snake River Lodge & Spa (“SRL&S”) located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage (“Rancho Mirage”) near Palm Springs, California.  The Company holds a majority interest in RockResorts International LLC (“RockResorts”), a luxury hotel management company.  The Company also holds a 61.7% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary of the Company, conducts the operations of the Company’s Real Estate segment.  The Company’s mountain and lodging businesses are seasonal in nature with peak operating seasons generally from mid-November through mid-April.  The Company’s operations at GTLC generally run from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  The July 31, 2004 consolidated condensed Balance Sheet was derived from audited financial statements.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Condensed Financial Statements as of and for the three and six months ended January 31, 2004 to conform to the current period presentation.

Stock Compensation-- At January 31, 2005, the Company had four stock-based compensation plans.  The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees, as such, the Company applies the intrinsic value method to value outstanding stock options.  The Company recorded compensation expense related to restricted stock grants of $85,000 and $58,000 for the three months ended January 31, 2005 and 2004, respectively.  The Company recorded compensation expense related to restricted stock grants of $177,000 and $79,000 for the six months ended January 31, 2005 and 2004, respectively.  Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
Net income (loss)
As reported	$ 32,241	$ (6,737)	$ 785	$(32,141)
Add: stock based employee compensation expense included in reported net income (loss), net of related tax effects	110	36	167	49
Deduct: total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(776)	(653)	(1,514)	(1,164)
Pro forma	$ 31,575	$(7,354)	$ (562)	$(33,256)

Basic net income (loss) per common share
As reported	$ 0.91	$ (0.19)	$ 0.02	$ (0.91)
Pro forma	$ 0.89	$ (0.21)	$ (0.02)	$ (0.94)

Diluted net income (loss) per common share
As reported	$ 0.89	$ (0.19)	$ 0.02	$ (0.91)
Pro forma	$ 0.87	$ (0.21)	$ (0.02)	$ (0.94)

As a result of changes to the calculation of forfeitures and the period over which pro forma expense would be taken if the fair value method was applied, the presentation of pro forma net loss and basic and diluted net loss per common share for fiscal 2004 has been changed, resulting in an increase for the three and six months ended January 31, 2004 of $0.02 and $0.03 to basic and diluted net loss per share, respectively, as compared to the presentation in the Company’s previously filed Quarterly Reports on Form 10-Q for those periods.

New Accounting Pronouncements -- In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.  SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations.  The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company expects to adopt SFAS 123R on August 1, 2005, the commencement of its first quarter of fiscal 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods.  Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company has yet to determine which method it will use in adopting SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123R’s fair value method will impact the Company’s results of operations, although it will have no impact on the Company’s overall financial position.  The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R pronouncement guidelines related to employee stock options.  Current estimates of option values used by the Company in its pro forma disclosure by applying the Black-Scholes method may not be indicative of results from the final methodology the Company elects to adopt for reporting under SFAS 123R guidelines.  The Company is evaluating SFAS 123R and has not yet determined the amount of stock option expense which will be recorded upon the adoption of SFAS 123R.

3.  Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share” (“EPS”), establishes standards for computing and presenting EPS.  SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the three months ended January 31, 2005 and 2004.

	Three Months Ended January 31,
	2005		2004
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
Net income (loss) per common share:
Net income (loss)	$ 32,241	$ 32,241	$ (6,737)	$ (6,737)

Weighted-average shares outstanding	35,475	35,475	35,286	35,286
Effect of dilutive securities	--	559	--	--
Total shares	35,475	36,034	35,286	35,286

Net income (loss) per common share	$ 0.91	$ 0.89	$ (0.19)	$ (0.19)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 751,000 and 2.6 million for the three months ended January 31, 2005 and 2004, respectively.  For the three months ended January 31, 2005, the shares were anti-dilutive because their exercise prices were greater than the average share price during the period.  For the three months ended January 31, 2004, the shares were anti-dilutive due to the Company’s net loss position.

Presented below is basic and diluted EPS for the six months ended January 31, 2005 and 2004.

	Six Months Ended January 31,
	2005		2004
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
Net income (loss) per common share:
Net income (loss)	$ 785	$ 785	$ (32,141)	$ (32,141)

Weighted-average shares outstanding	35,420	35,420	35,280	35,280
Effect of dilutive securities	--	737	--	--
Total shares	35,420	36,157	35,280	35,280

Net income (loss) per common share	$ 0.02	$ 0.02	$ (0.91)	$ (0.91)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 905,000 and 2.6 million for the six months ended January 31, 2005 and 2004, respectively.  For the six months ended January 31, 2005, the shares were anti-dilutive because their exercise prices were greater than the average share price during the period.  For the six months ended January 31, 2004, the shares were anti-dilutive due to the Company’s net loss position.

4.  Long-Term Debt

Long-term debt as of January 31, 2005, July 31, 2004 and January 31, 2004 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (b)	2005	2004	2004

Industrial Development Bonds	2007-2020	$ 61,700	$ 61,700	$ 61,700
Credit Facility Revolver (a)	2010	25,000	--	--
Credit Facility Term Loan (a)	2011	--	98,750	99,250
SSV Credit Facility	2006	10,628	13,424	17,526
6.75% Senior Subordinated Notes (“6.75% Notes”)	2014	390,000	390,000	390,000
8.75% Senior Subordinated Notes (“8.75% Notes”)	2009	--	--	11,247
Discount on 8.75% Notes		--	--	(180)
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Other	2006-2029	8,740	9,354	10,909
		548,643	625,803	643,027
Less: Current Maturities (c)		2,222	3,159	14,941
		$ 546,421	$ 622,644	$ 628,086

(a)

On January 28, 2005, the Company announced the amendment of its senior credit facility (“Credit Facility”).  Key modifications to the Credit Facility included, among other things, payoff of the $100 million term loan (“Credit Facility Term Loan”), the expansion of the revolving credit facility (“Credit Facility Revolver”) to $400 million from $325 million, extension of the maturity on the Credit Facility Revolver to January 2010 from June 2007, reduced pricing for interest rate margins and commitment fees, and improved flexibility in the Company’s ability to make investments and distributions.  The Company recorded a $612,000 loss on extinguishment of debt in the quarter ended January 31, 2005 for the remaining unamortized deferred financing costs associated with the Credit Facility Term Loan.

The amended Credit Facility is now referred to as the Fourth Amended and Restated Credit Agreement (“Credit Agreement”) between The Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A., as administrative agent and the Lenders party thereto, and consists of a $400 million revolving credit facility.  The Vail Corporation’s obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company’s interest in SSV.  The proceeds of loans made under the Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit.  The Credit Agreement matures January 2010.  Borrowings under the Credit Agreement bear interest annually at the Company’s option at the rate of (i) LIBOR (2.59% at January 31, 2005) plus a margin or (ii) the Agent’s prime lending rate (5.25% at January 31, 2005) plus, in certain circumstances, a margin.  The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Funded Debt to EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends.  The unused amount available for borrowing under the Credit Facility was $308 million as of January 31, 2005, net of letters of credit outstanding.  Interest rate margins fluctuate based upon the ratio of the Company’s Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis.  The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.  In addition, the Credit Agreement includes the following restrictive financial covenants: Maximum Funded Debt to Adjusted EBITDA ratio, Maximum Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Minimum Interest Coverage ratio (each as defined in the Credit Agreement).

(b)	Maturities are based on the Company’s July 31 fiscal year end.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2005 are as follows (in thousands):

Fiscal 2005	$ 1,457
Fiscal 2006	10,460
Fiscal 2007	4,515
Fiscal 2008	414
Fiscal 2009	15,221
Thereafter	516,576
Total debt	$548,643

The Company incurred gross interest expense of $10.8 million and $12.9 million for the three months ended January 31, 2005 and 2004, respectively.  The Company incurred gross interest expense of $21.4 million and $26.3 million for the six months ended January 31, 2005 and 2004, respectively.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of accounts payable and accrued expenses follows:

	January 31,	July 31,	January 31,
	2005	2004	2004
Trade payables	$ 82,822	$ 55,858	$ 71,851
Deferred revenue	63,358	25,180	49,468
Deposits	46,200	30,727	20,353
Accrued salaries, wages and deferred compensation	26,387	23,591	20,998
Accrued benefits	20,516	20,541	24,657
Accrued interest	14,307	14,022	1,996
Accrued property taxes	12,099	7,052	12,419
Liabilities to complete real estate projects, short term	6,773	9,063	4,221
Accrued mold remediation costs	1,023	4,568	7,000
Other accruals	15,668	8,266	14,069
Total accounts payable and accrued expenses	$ 289,153	$ 198,868	$ 227,032

The composition of property, plant and equipment follows:

	January 31,	July 31,	January 31,
	2005	2004	2004
Land and land improvements	$ 250,710	$ 242,585	$ 242,939
Buildings and building improvements	624,548	609,682	612,469
Machinery and equipment	402,370	385,334	384,484
Automobiles and trucks	22,346	21,029	22,043
Furniture and fixtures	124,310	115,219	114,764
Construction in progress	38,567	29,283	7,425
	1,462,851	1,403,132	1,384,124
Accumulated depreciation	(471,164)	(434,360)	(395,700)
Property, plant and equipment, net	$ 991,687	$ 968,772	$ 988,424

6.   Variable Interest Entities

The Company has determined that it is the primary beneficiary of four entities, Breckenridge Terrace, The Tarnes at BC, LLC (“Tarnes”), BC Housing, LLC (“BC Housing”) and Tenderfoot Seasonal Housing, LLC (“Tenderfoot”), collectively known as the “Employee Housing Entities”, which are Variable Interest Entities (“VIEs”).  As a group, as of January 31, 2005, the Employee Housing Entities had total assets of $46.9 million and total liabilities of $63.3 million.  All of the Employee Housing Entities’ assets serve as collateral for their Tranche B obligations ($14.8 million as of January 31, 2005).  The Company’s exposure to loss as of January 31, 2005 as a result of its involvement with the Employee Housing Entities is limited to the Company’s initial equity investments of $2,000, a $6.7 million note receivable from Breckenridge Terrace, $38.3 million of letters of credit related to the Tranche A interest-only taxable bonds and a $5.1 million letter of credit related to the Breckenridge Terrace Tranche B Housing Bonds.  The Company also guarantees debt service on $5.9 million of Tranche B Housing Bonds which expire June 1, 2005.  The letters of credit would be triggered in the event that one of the entities defaults on required Tranche A debt service payments.  The guarantees on the Tranche B bonds would be triggered in the event that one of the entities defaults on required Tranche B debt service payments.  Neither the letters of credit nor the guarantees have default provisions.  The Employee Housing Entities have been consolidated by the Company since November 1, 2003.

The Company has determined that it is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters.  APII had total assets of $4.4 million and no debt as of January 31, 2005.  The Company’s maximum exposure to loss as a result of its involvement with APII is limited to its initial equity investment of $2.5 million.  APII has been consolidated by the Company since February 1, 2004.

The Company has determined that it is the primary beneficiary of FFT Investment Partners (“FFT”), which is a VIE.  FFT owns a private residence in Eagle County, Colorado.  The entity had total assets of $5.6 million and no debt as of January 31, 2005.  The Company’s maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million.  FFT has been consolidated by the Company since February 1, 2004.

The Company, through RockResorts, manages the operations of several entities that own hotels in which the Company has no ownership interest.  The Company also has extended a $1.5 million note receivable to one of these entities.  These entities were formed to acquire, own, operate and realize the value primarily in resort hotel properties.  RockResorts has managed the day-to-day operations of the hotel properties since November 2001.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts and the note receivable are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  These VIEs had total assets of approximately $147.7 million and total liabilities of approximately $114.6 million as of January 31, 2005.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable of $1.5 million and the recorded value of the management agreements in the net amount of $1.7 million at January 31, 2005.

7.  Sale of Investment in Bachelor Gulch Resort, LLC

On December 8, 2004, the Company sold its 49% minority equity interest in Bachelor Gulch Resort, LLC (“BG Resort”), the entity that owns The Ritz-Carlton, Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million.  This transaction resulted in a $5.7 million gain on disposal of the investment.  In addition, the Company recognized $2.5 million of deferred Real Estate revenue associated with the recognition of the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity.  In conjunction with the sale, the Company has guaranteed payment, if any, of certain contingencies of BG Resort which have reduced the amount of the gain recognized.  The Company’s interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

Condensed financial data for BG Resort is presented below for the period from November 1, 2004 to December 8, 2004, the period from August 1, 2004 to December 8, 2004, and for the three and six months ended January 31, 2004:
	Period from		Period from
	November 1,	Three	August 1,	Six
	2004	months	2004	Months
	through	ended	through	ended
	December 8,	January 31,	December 8,	January 31,
	2004	2004	2004	2004
	(in thousands)

Net revenue	$1,521	$8,107	$8,006	$13,452
Operating income (loss)	(1,232)	(1,029)	(2,355)	(2,984)
Net income (loss)	(1,794)	(2,471)	(5,730)	(5,753)

The Company recorded equity investment losses associated with its 49% ownership interest in BG Resort in the accompanying statement of operations of $761,000 and $1.2 million for the three months ended January 31, 2005 and 2004, respectively, and losses of $2.7 million and $2.8 million for the six months ended January 31, 2005 and 2004, respectively.

8.  Put and Call Options

In November 2004, GSSI LLC (“GSSI”), the minority shareholder in SSV, notified the Company of its intent to exercise its put (the “2004 Put”) for 20% of its ownership interest in SSV; in January 2005, the 2004 Put was exercised and settled for a price of $5.8 million.  As a result, the Company now holds an approximate 61.7% ownership interest in SSV.  The Company and GSSI have the remaining put and call rights with respect to SSV: a) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI’s ownership interest in SSV during certain periods each year; b) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company’s ownership interest in SSV has occurred.  The put and call pricing is generally based on the trailing twelve month EBITDA of SSV for the fiscal period ended prior to the commencement of the put period, as EBITDA is defined in the operating agreement.

The Company had determined that the 2004 Put should be marked to fair value through earnings.  During the three and six months ended January 31, 2005, the Company recorded a gain of $612,000 related to the decrease in estimated fair value of the liability associated with the 2004 Put.  The Company recorded a loss of $1.5 million and $1.4 million for the three and six months ended January 31, 2004, respectively, representing the increase in estimated fair value of the 2004 Put during those periods.

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts.  The minority shareholder in RockResorts (“Olympus”) had the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis.  The put option was exercisable between October 1, 2004 and September 30, 2005.  Olympus exercised the put option for 100% of its interest in RockResorts in October 2004; settlement of the put is pending.  The Company has marked the put option to fair value through earnings each period.  There was no impact on earnings related to this put option for the three and six months ended January 31, 2005 as the estimated fair market value of the put option did not exceed the book value of the minority shareholder’s interest.  The Company recorded a gain of $675,000 representing a decrease in estimated fair value of the RockResorts put option during the three months ended January 31, 2004; there was no net change in estimated fair value of the option during the six months ended January 31, 2004.

In March 2001, in connection with the Company’s acquisition of a 51% ownership interest in RTP, LLC (“RTP”), the Company and RTP’s minority shareholder entered into a put agreement whereby the minority shareholder can put up to 33% of its interest in RTP to the Company during the period August 1 through October 31 annually.  The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period.  The Company has determined that this put option should be marked to fair value through earnings.  For the three and six months ended January 31, 2005, the Company recorded a gain of $362,000 and $576,000, respectively, representing the decrease in estimated fair value of the put option during those periods.  For the three and six months ended January 31, 2004, the Company recorded a gain of $136,000 representing the decrease in estimated fair value of the put option during those periods.  As of July 31, 2004, the Company had a 52.1% ownership interest in RTP.  In October 2004, the minority shareholder in RTP exercised a portion of its put option for approximately 5.1% of the minority shareholder’s remaining ownership interest for a put price of approximately $324,000.  As a result, the Company now holds an approximate 54.5% ownership interest in RTP.

Between January 1, 2005 and December 31, 2010, the Company has the right to require the minority shareholder (“SLM”) in SRL&S to sell all of its ownership interest in SRL&S for a purchase price equal to the greater of (a) $30 million or (b) nine times Adjusted EBITDA (as defined in the Operating Agreement) for the average of the prior completed 24 calendar months results prior to the delivery of the call notice less the sum of SRL&S’s Normalized Debt (as defined in the Operating Agreement) multiplied by SLM’s ownership interest in SRL&S.  In addition, between January 1, 2005 and December 31, 2010, SLM shall have the right to require the Company to acquire all of SLM’s ownership interest in SRL&S for a purchase price equal to nine times Adjusted EBITDA for the average of the prior completed 24 calendar months results less SRL&S’s Normalized Debt multiplied by SLM’s ownership interest in SRL&S.

9.  Related Party Transactions

Historically, the Company has paid a fee to Apollo Advisors for management services and expenses related thereto.  In fiscal 2004, this fee was $500,000.  In connection with the conversion by Apollo Ski Partners, L.P. (“Apollo”) of its Class A Common Stock into shares of Common Stock, this arrangement was terminated effective October 1, 2004.  See Note 11, Class A Common Stock Conversion, for more information regarding this matter.

In August 2004, BG Resort repaid the $4.9 million principal balance note receivable which was outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort in a debt refinancing.

In September 2004, James P. Thompson, President of VRDC, repaid the $350,000 principal balance note receivable and associated accrued interest which was outstanding to the Company as of July 31, 2004 under a note originally extended to Mr. Thompson and his wife in 1995.

As of January 31, 2005, the Company had outstanding a $1.5 million note receivable from Keystone/Intrawest, LLC (“KRED”), a real estate development venture in which the Company has an equity-method investment.  This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties.  KRED repaid $412,000 and $1.0 million under this note during the three and six months ended January 31, 2005.  In addition, as of January 31, 2005, the Company had a receivable of approximately $373,000, including accrued interest, from KRED related to advances used for development project funding as necessary.  The advances do not have specific repayment terms and are dependent upon the underlying development projects becoming cash flow positive.  KRED repaid $50,000 and $245,000 of this receivable, including $12,000 for interest, during the three and six months ended January 31, 2005, respectively.

In December 2004, Adam Aron, the Chairman of the Board and Chief Executive Officer of the Company, and Ronald Baron, a significant shareholder in the Company, reserved the purchase of condominium units at the planned “Arrabelle” project located in the core of LionsHead.  Each of Messrs. Aron and Baron paid a refundable $100,000 deposit for the reservation of the condominium units.  Construction of the Arrabelle project is scheduled to start in late spring 2005.  No binding contracts have yet been signed, and the sale of the condominiums is subject to the approval of the Board of Directors of the Company, in accordance with the Company’s related party transactions policy.

10.  Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company’s bank credit facility.  HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development, and are to be repaid by revenues generated by Red Sky Ranch Metropolitan District (“RSRMD”) through property taxes.  The Company has agreed to pay capital improvement fees to RSRMD until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of$1.9 million, primarily within “Other Long-term Liabilities”, at January 31, 2005, July 31, 2004 and January 31, 2004 with respect to the estimated present value of future RSRMD capital improvement fees.

Guarantees

As of January 31, 2005, the Company had various other letters of credit outstanding in the amount of $60.3 million, consisting primarily of $43.4 million in support of the Employee Housing Bonds, $4.7 million related to workers’ compensation for Heavenly, a $4.2 million letter of credit issued in support of SSV’s credit facility and $7.3 million of construction performance guarantees.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FASB Interpretation (“FIN”) 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees’ use of the Company’s trademarks and logos, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers and indemnities related to the Company’s use of public lands.  The duration of these indemnities generally is indefinite, and generally do not limit the future payments the Company could be obligated to make.

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid.  The Company has not recorded a liability associated with this indemnification as of January 31, 2005 because the Company has assessed the fair market value associated with potential payment obligations under the indemnification to be immaterial.

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels.  As of January 31, 2005, the Company has recorded a liability related to the airline guarantees of $1.9 million.

In conjunction with the Company’s sale of its ownership interest in BG Resort (See Note 7, Sale of Investment in Bachelor Gulch Resort, LLC), the Company has guaranteed payment, if any, of certain contingencies of BG Resort upon settlement.  As of January 31, 2005, the Company has recorded a liability related to these contingencies in the amount of $130,000.  The maximum amount that the Company would be required to pay under this agreement is approximately $424,000.

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

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company’s trademarks and logos.  The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company’s potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination of whether the Company ultimately completes a development project is entirely at the Company’s discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company’s analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying consolidated condensed balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $8.4 million, and anticipates completion within the next two years.

The Company agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association (“BGVA”), Beaver Creek Resort Company (“BCRC”) and Beaver Creek Property Owner Association.  In connection with these agreements, BGVA had deposited $5 million, BCRC had deposited $4 million and the Company had deposited $1 million into an escrow account to be used by the Company to fund the construction of the chairlifts.  As of January 31, 2005, the Company has received funds of $7.3 million from the escrow account as reimbursement for construction costs of two of the chairlifts and related infrastructure.  The Company completed the chairlifts and related infrastructure as required for the 2004/05 ski season.  The estimated net cost to the Company to complete the remaining lift and related infrastructure is $5.5 million.  As of January 31, 2005, the Company has recorded a liability of $1.3 million related to its commitment to build the remaining lift and ancillary improvements.

Self Insurance

The Company is self-insured for medical and worker’s compensation under a stop loss arrangement.  The self-insurance liability related to worker’s compensation is determined actuarially based on claims filed.  The self-insurance liability related to medical claims is determined based on internal and external analysis of actual claims.  The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued expenses (see Note 5, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.

Gilman Litigation Appeal

As previously disclosed, the Company is appealing an adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003, relating to the Company’s interest in real property in Eagle County, Colorado commonly known as the “Gilman” property.  The Court found, among other things, that the Company was not entitled to any interest in the property.  The Company is appealing the decision primarily on the basis that the Court applied the wrong legal standard in deciding the issue.  The Company believes, based on the advice of counsel, that it has strong legal grounds to challenge the decision although there can be no guarantee of any particular outcome.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of mold damage due to water intrusion and condensation problems in the 17 building employee housing facility owned by Breckenridge Terrace, LLC (“Breckenridge Terrace”), an employee housing entity in which the Company is a member, manager and the primary beneficiary and, as such, consolidates the accounts of Breckenridge Terrace.  As a result of the mold damage, the facility was not available for occupancy during the 2003/04 ski season.  All buildings at the facility required mold remediation and reconstruction (the “reconstruction”) and this work began in the third quarter of fiscal 2004.  Breckenridge Terrace recorded a $7.0 million liability in the second quarter of fiscal 2004 for the estimated cost of reconstruction efforts.  These reconstruction costs were funded by a loan to Breckenridge Terrace from the Company member of the LLC.  As of January 31, 2005, Breckenridge Terrace had a remaining liability of approximately $1.0 million for future remaining reconstruction costs.   With the exception of one building which has been kept in its original design and construction for evidentiary purposes (see discussion below), the remaining 16 buildings became available for occupancy in the second quarter of fiscal 2005.  The Company anticipates it will incur the remaining amount of remediation costs by late calendar 2005.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects.  In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer, all of whom denied the claims.  In June 2004, Breckenridge Terrace filed a demand for binding arbitration.  An arbitration hearing has been scheduled for August 2005.  Also, Breckenridge Terrace filed claims with the relevant insurance carriers but these claims have been initially denied.  Recovery, if any, of a portion of the remediation and reconstruction liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when receipt is deemed probable.

Revision of Forest Plan

As previously disclosed, the Record of Decision (the “ROD”) approving the new White River National Forest Land Resource Management Plan (the “Forest Plan”) was issued by the Forest Service in April of 2002.  The Forest Plan regulates recreational, operational and development activities on White River National Forest lands which include the Company’s four Colorado ski resorts.  The ROD was appealed to the Chief of the Forest Service (the “Chief”) by the Company and several other interested parties, including environmental groups holding positions opposite to those of the Company (the “appeals”).

The Chief’s decision on the appeals was issued on September 22, 2004, and was subsequently modified by the Secretary of the Department of Agriculture in a final decision dated December 2, 2004.  In this final decision, the Company prevailed on many issues which are important to the current and future operation of its four Colorado ski resorts.

Any appellant may file an action for judicial review of the final decision in Federal Court.  A court would review the final decision based on the administrative record and the agency’s conclusions would receive deference.  It is impossible at this time to predict whether an action for judicial review will be filed, and if so, whether its resolution would have a material adverse impact on the Company.

SEC Investigation

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company.  Since the inception of the SEC’s investigation, the SEC has issued several subpoenas to the Company and made, and continues to make, voluntary requests to the Company to provide documents and information related to several matters previously restated by the Company in its publicly filed restatements of certain prior years, as well as other items.  Certain current and former directors, officers and employees of the Company have appeared and are expected to appear for testimony before the SEC pursuant to subpoena.  The Company is fully cooperating with the SEC in its investigation.  The Company is unable to predict the outcome of the investigation or any action that the SEC might take, including the imposition of fines and penalties, or other available remedies.  Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on the Company, including diverting the efforts and attention of management from the business operations and increasing legal expenses associated with the matter.

11.  Class A Common Stock Conversion

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the “Agreement”).  Pursuant to the Agreement, Apollo converted all of its Class A common stock into shares of the Company’s Common Stock.  Apollo distributed the shares to its partners in proportion to each partner’s interest in the partnership.  Apollo did not dissolve after this distribution and continues to exist as a partnership.  The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004, covering certain of the shares owned by the limited partners of Apollo.  Before the conversion, Apollo owned 6.1 million Class A Common shares or 99.9% of the Company’s Class A Common Stock.

As a result of the above Agreement, the Company no longer has any Class A Common Stock outstanding and therefore only has one class of directors.  Previously, the Class A Common Stock elected the Class 1 directors and the Common Stock elected the Class 2 directors.  Additionally, as a result of the above Agreement, as of the date of the agreement, the Company’s Balance Sheet no longer presents any Class A Common Stock and the full balance of the Company’s common shares outstanding is presented under “Common stock”.

12.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Senior Subordinated Notes due 2014 (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below) the “Guarantor Subsidiaries”) except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., RTP, LLC, RT Partners, Inc., SSV, Larkspur Restaurant & Bar, LLC, Timber Trail, Inc., Vail Associates Investments, Inc., and VR Holdings, Inc. (together, the “Non-Guarantor Subsidiaries”).  APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of Vail Resorts, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for Larkspur Restaurant & Bar, LLC (“Larkspur”), RockResorts and JHL&S, LLC (“JHL&S”) are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled “Other Subsidiaries”.  Balance sheet data is presented as of January 31, 2005, July 31, 2004 and January 31, 2004.  Statement of operations and statement of cash flows data are presented for the six months ended January 31, 2005 and 2004.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting.  Net income of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company’s and Guarantor Subsidiaries’ investments in and advances to (from) subsidiaries.  Net income of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries.  The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.
Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2005
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ -	$ 36,534	$ 1,316	$ 50	$ 224	$ -	$ -	$ 38,124
Receivables, net	-	40,821	330	120	127	5,543	-	46,941
Taxes receivable	4,976	-	-	-	-	-	-	4,976
Inventories, net Deferred income taxes	-	8,145	128	-	176	28,915	-	37,364
Other current assets	10,394	22,105	186	322	36	1,773	-	34,816
Total current assets	15,370	107,605	1,960	492	563	36,231	-	162,221
Property, plant and equipment, net	-	895,232	27,028	883	590	67,954	-	991,687
Real estate held for sale and investment	-	124,015	-	-	-	11,282	-	135,297
Other assets	6,412	17,188	19	-	-	10,275	-	33,894
Notes receivable	-	125,851	1,960	531	-	16,748	-	145,090
Goodwill, net	(10,188)	66,229	-	10,380	-	17,199	-	83,620
Other intangibles, net	882,224	10,083	(19,657)	(2,979)	(308)	12,384	(881,747)	-
Investments in subsidiaries and advances to (from) parent	$ 893,818	$ 1,346,203	$ 11,310	$ 9,307	$ 845	$ 172,073	$ (881,747)	$ 1,551,809
Total assets

Current liabilities:	$ 12,771	$ 240,489	$ 2,692	$ 1,245	$ 346	$ 31,610	$ -	$ 289,153
Accounts payable and accrued expenses	-	-	-	-	-	-	-	-
Long-term debt due within one year	-	575	-	-	-	1,647	-	2,222
Total current liabilities	12,771	241,064	2,692	1,245	346	33,257	-	291,375
Long-term debt	390,000	87,134	-	-	-	69,287	-	546,421
Other long-term liabilities	313	101,969	-	60	-	39	-	102,381
Deferred income taxes	(4,883)	83,165	-	1,125	-	507	-	79,914
Minority interest in net assets of consolidated subsidiaries	-	-	4,223	3,231	100	28,546	-	36,100
Total stockholders’ equity	495,617	832,871	4,395	3,646	399	40,437	(881,747)	495,618
Total liabilities and stockholders’ equity	$ 893,818	$ 1,346,203	$ 11,310	$ 9,307	$ 845	$ 172,073	$ (881,747)	$ 1,551,809

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 57,517	$ 954	$ 16	$ 171	$ 3,701	$ --	$ 62,359
Receivables, net	5,042	25,231	542	(287)	167	6,262	--	36,957
Inventories, net	--	8,366	128	--	155	22,502	--	31,151
Other current assets	12,081	11,515	89	191	35	1,359	--	25,270
Total current assets	17,123	102,629	1,713	(80)	528	33,824	--	155,737
Property, plant and equipment, net	--	873,447	27,610	765	583	66,367	--	968,772
Real estate held for sale and investment	--	128,130	--	900	--	5,518	--	134,548
Deferred charges and other assets	6,773	27,182	11	--	--	10,641	--	44,607
Goodwill, net	--	125,851	1,960	531	--	16,748	--	145,090
Other intangibles, net	--	56,802	--	10,869	--	17,532	--	85,203
Investments in subsidiaries and advances to (from) parent	874,232	8,540	(19,640)	(2,243)	(359)	(262)	(860,268)	--
Total assets	$ 898,128	$ 1,322,581	$11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Current liabilities:
Accounts payable and accrued expenses	$ 16,652	$ 151,955	$ 2,161	$ 1,819	$ 322	$ 25,959	$ --	$ 198,868
Long-term debt due within one year	--	1,548	--	--	--	1,611	--	3,159
Total current liabilities	16,652	153,503	2,161	1,819	322	27,570	--	202,027
Long-term debt	390,000	160,180	--	--	--	72,464	--	622,644
Other long-term liabilities	313	96,906	--	76	--	321	--	97,616
Deferred income taxes	--	78,032	--	1,125	--	588	--	79,745
Put option liabilities	--	3,657	--	--	--	--	--	3,657
Minority interest in net assets of consolidated subsidiaries	--	--	4,652	3,231	100	29,122	--	37,105
Total stockholders’ equity	491,163	830,303	4,841	4,491	330	20,303	(860,268)	491,163
Total liabilities and stockholders’ equity	$ 898,128	$ 1,322,581	$11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ -	$ 35,766	$ 476	$ 11	$ 216	$ 6,100	$ -	$ 42,569
Receivables, net	-	44,702	321	(934)	165	5,032	-	49,286
Inventories, net	-	7,863	108	-	168	26,807	-	34,946
Deferred income taxes	-	-	-	-	-	-	-	-
Other current assets	13,719	11,825	243	41	46	1,683	-	27,557
Total current assets	13,719	100,156	1,148	(882)	595	39,622	-	154,358
Property, plant and equipment, net	-	893,423	28,344	86	638	65,933	-	988,424
Real estate held for sale and investment	-	110,687	-	900	-	-	-	111,587
Other assets	7,166	31,674	14	-	-	10,334	-	49,188
Notes receivable	-	-	-	-	-	-	-	-
Goodwill, net	-	67,815	1,960	531	-	16,748	-	87,054
Other intangibles, net	-	115,863	-	11,357	-	17,870	-	145,090
Investments in subsidiaries and advances to (from) parent	846,610	(30,239)	(19,326)	(266)	(312)	189	(796,656)	-
Total assets	$ 867,495	$ 1,289,379	$ 12,140	$ 11,726	$ 921	$ 150,696	$ (796,656)	$ 1,535,701

Current liabilities:
Accounts payable and accrued expenses	$ 1,540	$ 189,494	$ 2,283	$ 1,185	$ 363	$ 32,167	$ -	$ 227,032
Long-term debt due within one year	11,067	2,404	-	-	-	1,470	-	14,941
Total current liabilities	12,607	191,898	2,283	1,185	363	33,637	-	241,973
Long-term debt	390,000	161,151	-	-	-	76,935	-	628,086
Other long-term liabilities	426	106,601	-	92	-	320	-	107,439
Deferred income taxes	-	57,949	-	1,125	-	671	-	59,745
Put options	-	3,088	-	-	-	-	-	3,088
Minority interest in net assets of consolidated subsidiaries	-	-	4,830	3,231	100	22,747	-	30,908
Total stockholders’ equity	464,462	768,692	5,027	6,093	458	16,386	(796,656)	464,462
Total liabilities and stockholders’ equity	$ 867,495	$ 1,289,379	$ 12,140	$ 11,726	$ 921	$ 150,696	$ (796,656)	$ 1,535,701

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2005
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenues	$ 1	$ 285,590	$ 4,935	$ 3,977	$ 1,431	$ 72,697	$ (6,119)	$ 362,512
Total operating expenses	5,969	265,427	5,348	4,822	1,504	66,583	(6,119)	343,534
Income (loss) from operations	(5,968)	20,163	(413)	(845)	(73)	6,114	-	18,978
Other expense	(14,187)	(4,551)	(463)	-	(16)	(1,427)	-	(20,644)
Equity investment loss, net	-	(1,173)	-	-	-	-	-	(1,173)
Gain on sale of equity investment	-	5,693	-	-	-	-	-	5,693
Loss on put options, net	-	1,188	-	-	-	-	-	1,188
Minority interest in (income) loss of consolidated subsidiaries, net	-	(353)	429	-	-	(2,841)	-	(2,765)
Income (loss) before income taxes	(20,155)	20,967	(447)	(845)	(89)	1,846	-	1,277
Benefit (provision) for income taxes	8,333	(8,893)	-	-	-	68	-	(492)
Net income (loss) before equity in income of consolidated subsidiaries	(11,822)	12,074	(447)	(845)	(89)	1,914	-	785
Equity in income of consolidated subsidiaries	12,607	-	-	-	-	-	(12,607)	-
Net income (loss)	$ 785	$ 12,074	$ (447)	$ (845)	$ (89)	$ 1,914	$ (12,607)	$ 785

Supplemental Condensed Consolidating Statement of Operations

For the six months ended January 31, 2004

(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenues	$ 50	$ 241,873	$ 4,078	$ 2,974	$ 1,281	$ 95,315	$ 5,463	$ 351,034
Total operating expenses	3,894	242,170	5,255	3,886	1,408	72,723	5,463	334,799
Income (loss) from operations	(3,844)	(297)	(1,177)	(912)	(127)	22,592	-	16,235
Other expense	(53,161)	(7,116)	(376)	-	(12)	(913)	-	(61,578)
Equity investment loss, net	-	(2,180)	-	-	-	-	-	(2,180)
Loss on put options, net	-	(1,306)	-	-	-	-	-	(1,306)
Minority interest in (income) loss of consolidated subsidiaries, net	-	-	762	-	-	(2,765)	-	(2,003)
Income (loss) before income taxes	(57,005)	(10,899)	(791)	(912)	(139)	18,914	-	(50,832)
Benefit (provision) for income taxes	21,092	4,100	-	-	-	(6,501)	-	18,691
Net income (loss) before equity in income of consolidated subsidiaries	(35,913)	(6,799)	(791)	(912)	(139)	12,413	-	(32,141)
Equity in income of consolidated subsidiaries	3,772	10,573	-	-	-	-	(14,345)	-
Net income (loss)	$(32,141)	$ 3,774	$ (791)	$ (912)	$ (139)	$ 12,413	$ (14,345)	$ (32,141)

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2005
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Consolidated

Net cash flows provided by operating activities	$ (2,195)	$ 93,019	$ 554	$ 220	$ 118	$ 19,004	$ 110,720

Cash flows from investing activities:
Capital expenditures	-	(41,236)	(209)	(922)	(14)	(6,182)	(48,563)
Investments in real estate	-	(25,777)	-	-	-	(50)	(25,827)
Proceeds from sale of equity investment	-	12,736	-	-	-	-	12,736
Other investing activities, net	-	(687)	-	-	-	223	(464)
Net cash used in investing activities	-	(54,964)	(209)	(922)	(14)	(6,009)	(62,118)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	-	62,217	-	-	-	-	62,217
Payments of long-term debt	-	(136,213)	-	-	-	(3,140)	(139,353)
Advances to (from) affiliates	2,195	10,512	17	736	(51)	(13,409)	-
Other financing activities, net	-	1,633	-	-	-	-	1,633
Distributions to minority shareholders	-	(163)	-	-	-	(147)	(310)
Net cash provided by (used in) financing activities	2,195	(62,014)	17	736	(51)	(16,696)	(75,813)

Net increase (decrease) in cash and cash equivalents	-	(23,959)	362	34	53	(3,701)	(27,211)

Cash and cash equivalents:
Beginning of period	-	41,486	954	16	171	3,701	46,328
End of period	$ -	$ 17,527	$ 1,316	$ 50	$ 224	$ -	$ 19,117

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Consolidated

Net cash flows provided by operating activities	$ 973	$ 77,283	$ 73	$ 5,300	$ (62)	$ 10,870	$ 94,437

Cash flows from investing activities:
Capital expenditures	-	(35,484)	(131)	(1,194)	(13)	(6,882)	(43,704)
Investments in real estate	-	(10,027)	-	-	-	5,976	(4,051)
Other investing activities, net	-	1,279	-	-	-	-	1,279
Other investing activities	-	-	-	-	-	-	-
Net cash used in investing activities	-	(44,232)	(131)	(1,194)	(13)	(906)	(46,476)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	390,000	170,402	-	-	-	-	560,402
Payments of long-term debt	(348,753)	(221,610)	-	-	-	(4,583)	(574,946)
Payments of tender premium	(22,690)	-	-	-	-	-	(22,690)
Advances to (from) affiliates	(12,553)	22,093	135	(4,095)	174	(5,754)	-
Other financing activities, net	(6,977)	(336)	-	-	-	311	(7,002)
Distributions to minority shareholders	-	22,091	-	-	-	-	22,091
Advances to (from) affiliates	-	-	-	-	-	-	-
Net cash provided by (used in) financing activities	(973)	(29,451)	135	(4,095)	174	(10,026)	(44,236)

Net increase (decrease) in cash and cash equivalents	-	3,600	77	11	99	(62)	3,725
Net increase in cash due to the adoption of FIN 46R	-	4,316	-	-	-	-	4,316

Cash and cash equivalents:
Beginning of period	-	1,196	399	-	117	6,162	7,874
End of period	$ -	$ 9,112	$ 476	$ 11	$ 216	$ 6,100	$ 15,915

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2005 and 2004 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company’s filings with the SEC.

The following analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically address a non-GAAP measure, Reported EBITDA (defined as segment net revenues less segment specific operating expenses plus gain on transfer of property, as applicable, plus segment equity income).  Reported EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”).  Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance.  Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Because Reported EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.  The Company believes that Reported EBITDA is an indicative measure of the Company’s operating performance, and it is generally used by management to evaluate operating performance and by investors to evaluate companies in the resort and lodging industries.  In addition, because of the significance of long-lived assets to the operations of the Company and the level of the Company’s indebtedness, the Company also believes that Reported EBITDA is useful in measuring the Company’s ability to fund capital expenditures and service debt.  The Company uses Reported EBITDA targets in determining management bonuses.  Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income (loss).

Overview

The Company’s five ski resorts opened for business in November, which falls in the Company’s second fiscal quarter; the period during which the ski resorts are open (generally November through April) is the peak operating season for both the Mountain segment and for the Lodging segment’s Colorado properties.  The Company’s net income for the quarter and six months ended January 31, 2005 has improved significantly over the same periods in the prior year driven primarily by improved Reported EBITDA for the Mountain and Lodging segments (more detailed discussion is presented below), the gain on the sale of the Company’s investment in BG Resort in the second quarter of fiscal 2005 and the fiscal 2004 debt extinguishment and mold remediation charges, partially offset by the decline in Real Estate Reported EBITDA (as further discussed below).

Trends, Risks and Uncertainties

Together with those factors identified in the Company’s July 31, 2004 Form 10-K, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance:

The timing and amount of snowfall has a direct impact on skier visits, particularly with respect to in-state skiers.  To mitigate this impact, the Company focuses efforts on sales of season passes.  Season pass deferred revenue, which will be recognized during the remainder of the ski season, was $28.0 million and $26.6 million as of January 31, 2005 and 2004, respectively.  Total season pass revenues for fiscal 2005 will exceed prior year season pass revenues by approximately $1.3 million, based on season pass sales through January 31, 2005.

As disclosed in Note 7, Sale of Investment in Bachelor Gulch Resort, LLC, of the Notes to Consolidated Condensed Financial Statements, the Company sold its interest in BG Resort, which was the Company’s only investment in a hotel property not directly managed by the Company.  As a result of this disposition, the Company’s Lodging Reported EBITDA for the periods subsequent to the date of the sale will no longer reflect what has historically been equity investment losses from BG Resort.  The Company is also exploring the viability of selling the underlying assets of certain of its other lodging properties (although the Company has not committed to a formal plan to sell its lodging properties) with the intent to retain the management of those properties, although no binding agreements have been reached at this time and there can be no certainty that any such agreements will be made in the future.

Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could negatively impact the results of operations of the Lodging segment.

The Company has received approval from the Vail Town Council for numerous LionsHead development projects and plans to proceed with the projects, subject to, among other things, meeting the Company’s development pre-sale requirements.  The Company generally pre-sells residential units to ensure the economic viability of a development.  Pre-sales require the buyer to provide an earnest money deposit to the Company, which is refundable to the buyer should the Company fail to complete the related development.  Pre-sale targets are set by management to mitigate the risks of development projects.  Generally, the Company strives to meet its pre-sale targets in the period between the commencement of the marketing of a development and the planned commencement of construction.  The periods have historically ranged between two and twelve months.  The Company already has met its pre-sale requirements for the Gore Creek Townhome development and the Company has reservations for all 67 of the condominium units that have been offered to date associated with the core site of the LionsHead development project.  Contracts for the core site condominiums are expected to be executed in late spring 2005 with primary construction activities to begin shortly thereafter.  Construction of the Gore Creek Townhomes is also expected to commence in spring 2005.  Real estate deposits recorded as liabilities on the Company’s books were $28.2 million, $23.8 million and $839,000 as of January 31, 2005, July 31, 2004 and January 31, 2004, respectively.

Remediation of the mold problem at Breckenridge Terrace has been substantially completed and a vast majority of the facility was re-opened in November 2004.  The Company’s estimated remaining costs are based on currently available data and do not reflect any potential reimbursement from other parties.  An arbitration hearing date has been set with other responsible parties for late summer 2005 (see Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this issue).

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending July 31, 2005, the Company will be required to furnish a report by its management on its internal control over financial reporting.  Such report will contain, among other matters, an assessment of the effectiveness of internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in internal control over financial reporting identified by management.  Such report will also contain a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.  If management is unable to assert that the Company’s internal control over financial reporting is effective as of July 31, 2005, or if the Company’s independent registered accounting firm is unable to attest that the management report is fairly stated or is unable to express an opinion on management’s evaluation, this may impact the reliability of our internal controls over financial reporting.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Results of Operations

Presented below is more detailed comparative data regarding the Company’s results of operations for the three and six months ended January 31, 2005 versus the three and six months ended January 31, 2004.

Mountain Segment

Mountain segment operating results for the three and six months ended January 31, 2005 and 2004 are presented by category as follows (in thousands, except effective ticket price, “ETP”, amounts):

	Three Months Ended
	January 31,		Percentage
	2005	2004	Increase

Lift tickets	$103,017	$ 96,655	6.6%
Ski school	27,092	25,022	8.3%
Dining	19,415	18,411	5.5%
Retail/rental	45,776	45,035	1.6%
Other	18,866	15,026	25.6%
Total Mountain net operating revenue	214,166	200,149	7.0%

Total Mountain operating expense	132,849	125,325	6.0%
Mountain equity income, net	771	586	31.6%
Total Mountain Reported EBITDA	$ 82,088	$ 75,410	8.9%

Total skier visits	2,664	2,620	1.7%
ETP	$ 38.67	$ 36.89	4.8%

	Six Months Ended
	January 31,		Percentage
	2005	2004	Increase

Lift tickets	$103,056	$ 96,681	6.6%
Ski school	27,116	25,046	8.3%
Dining	23,401	22,325	4.8%
Retail/rental	62,975	62,075	1.4%
Other	32,111	27,487	16.8%
Total Mountain net operating revenue	248,659	233,614	6.4%

Total Mountain operating expense	196,811	186,778	5.4%
Mountain equity income, net	1,565	568	175.5%
Total Mountain Reported EBITDA	$ 53,413	$ 47,404	12.7%

Total skier visits	2,664	2,620	1.7%
ETP	$ 38.68	$ 36.90	4.8%

Certain reclassifications have been made to the Mountain segment operating results for the three and six months ended January 31, 2004 to conform to the current period presentation.

As the Company’s five ski resorts opened during the second quarter of the fiscal 2005, the results of the six months ended January 31, 2005 and 2004 are driven by substantially the same factors and trends as the three months ended January 31, 2005 and 2004.

Lift revenues for the quarter and six months are up due to a 4.8% increase in ETP and a 1.7% increase in skier visits, with all five of the Company’s ski resorts posting increased lift revenue year-over-year.  The increase in ETP is a function of increased absolute pricing for both lift tickets and season passes, which was supported by substantial new capital improvements, including new high speed lifts, and expanded grooming and snowmaking efforts.  Additionally, the Company experienced a higher mix of destination, including international, visitors who tend to pay premium prices for lift tickets and also tend to spend more on ancillary services such as ski school and dining.  The skier visitation increase was achieved despite below average early season snowfall and the timing of the Christmas and New Year’s holidays, which both fell on a Saturday.  Ancillary businesses including ski school, mountain dining and retail/rental increased consistent with the increase in lift ticket revenues.  The increase in other revenue is due primarily to the distribution of certain commercial leasing operations to the Company from KRED in December 2003 and also the re-opening of an employee housing facility which was closed in the prior year due to mold remediation.

In November 2003, the Company began consolidating the Employee Housing Entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”).  The consolidation of these entities under FIN 46R created an increase to Mountain revenue and Mountain operating expense of $382,000 and $513,000, respectively, in the first quarter of fiscal 2005 versus the same period last year, and consolidation of these entities also resulted in the elimination of associated depreciation and interest expense related to these entities from the Mountain segment because these entities were formerly included as a component of Mountain equity income.  Additionally, in February 2004, the Company began consolidating APII, which created an increase to Mountain revenue and Mountain operating expense of $1.1 million and $358,000, respectively, in the six months ended January 31, 2005 versus the same period last year.

Mountain operating expense is generally not expected to increase commensurate with an increase in revenue due to the primarily fixed-cost nature of the business.  However, new initiatives to expand grooming and snowmaking caused an increase in variable costs including labor, utilities and fuel.  Corporate allocations increased due to legal costs and operating costs associated with the re-opening of Breckenridge Terrace, which was closed for the entire ski season last year.  Mountain equity income increased due to improved results from the real estate brokerage entity as a result of the continually improving real estate market.

Lodging Segment

Lodging segment operating results for the three and six months ended January 31, 2005 and 2004 are presented by category as follows (dollars in thousands except ADR):

	Three Months Ended		Percentage
	January 31,		Increase
	2005	2004	(Decrease)

Total Lodging net operating revenue	$ 42,589	$ 39,243	8.5%
Total Lodging operating expense	40,570	39,554	2.6%
Lodging equity loss, net	(761)	(1,214)	(37.3)%
Total Lodging Reported EBITDA	$ 1,258	$ (1,525)	182.5%

Average Daily Rate (“ADR”)	$ 223.72	$ 216.23	3.5%

	Six Months Ended		Percentage
	January 31,		Increase
	2005	2004	(Decrease)

Total Lodging net operating revenue	$ 88,864	$ 83,032	7.0%
Total Lodging operating expense	84,119	81,057	3.8%
Lodging equity loss, net	(2,679)	(2,954)	(9.3)%
Total Lodging Reported EBITDA	$ 2,066	$ (979)	311.0%

Average Daily Rate (“ADR”)	$187.95	$183.42	2.5%

Certain reclassifications have been made to the Lodging segment operating results for the three and six months ended January 31, 2004 to conform to the current period presentation.

Lodging Reported EBITDA for the three months ended January 31, 2005 and 2004 includes $761,000 and $1.2 million of equity investment losses, respectively, related to the Company’s investment in BG Resort, which was sold on December 8, 2004.  The Company recorded $2.7 million and $2.8 million in equity investment losses related to BG Resort for the six months ended January 31, 2005 and 2004, respectively.

Lodging Reported EBITDA has improved significantly in fiscal 2005 as a result of improved Average Daily Rates (“ADR”) and paid occupancy while controlling related variable expenses.  The Lodging segment’s Colorado properties, which are all proximate to the Company’s ski resorts, have benefited from the increase in skier visits and increased destination guests, and have also experienced an increase in group business (primarily within the Vail and Beaver Creek properties).  Management believes the increase in group business is the result of an increased focus on this business coupled with improvements in the overall lodging industry related to economic rebound and decreased travel-related concerns.  SRL&S has also improved significantly compared to last year, primarily as a result of increased room rates, expanded property management operations and increased visitation at Jackson Hole Mountain Resort (the hotel is at the ski area’s base).  Rancho Mirage achieved substantially improved food and beverage operations through an increase in banquet revenues associated with groups and better cost management.  GTLC, which is only open from May to October, had improved operating performance that favorably impacted the Company’s first fiscal quarter, due largely to two incremental days of operation.  As noted above, variable expenses were controlled in the Lodging segment as a result of management focus; however, the Lodging segment was unfavorably impacted by the same increased corporate allocations noted in the Mountain segment discussion.

The Lodging equity loss is primarily associated with the operations of BG Resort.  While hotel operations at BG Resort have improved markedly over last year, the equity loss on a year-to-date basis was unfavorably impacted as a result of debt extinguishment charges incurred by the entity in the first quarter of fiscal 2005.  See Note 7, Sale of Investment in Bachelor Gulch Resort, LLC, in the Notes to Consolidated Condensed Financial Statements for information on the sale of the Company’s investment in BG Resort in December 2004.

The consolidation of the Employee Housing Entities as of November 1, 2003 also caused a $63,000 and a $101,000 increase in Lodging operating revenue and Lodging operating expense, respectively, in the Company’s first quarter of fiscal 2005 versus the same period last year, and consolidation of these entities also resulted in the elimination of associated depreciation and interest expense related to these entities from the Lodging segment because these entities were formerly included as a component of Lodging equity income.

Real Estate Segment

Real Estate segment operating results for the three and six months ended January 31, 2005 and 2004 are presented by major project categories as follows (dollars in thousands):

	Three Months Ended		Percentage
	January 31,		Increase/
	2005	2004	(Decrease)

Single family land sales	$ 2,666	$ 1,326	101.1%
Multi-family land sales	2,461	4,203	(41.4)%
Residential and commercial condominiums	-	1,500	(100.0)%
Other	2,746	467	488.0%
Total Real Estate net operating revenue	7,873	7,496	5.0%

Gain on transfer of property	-	233	(100.0)%
Total Real Estate operating expense	6,714	6,065	10.7%
Real Estate equity (loss) income, net	(24)	3	(900.0)%
Total Real Estate Reported EBITDA	$ 1,135	$ 1,667	(31.9)%

	Six Months Ended		Percentage
	January 31,		Increase/
	2005	2004	(Decrease)

Single family land sales	$ 19,540	$ 10,839	80.3%
Multi-family land sales	2,650	18,646	(85.8)%
Residential and commercial condominiums	-	3,614	(100.0)%
Other	2,799	1,289	117.1%
Total Real Estate net operating revenue	24,989	34,388	(27.3)%

Gain on transfer of property	-	2,147	(100.0)%
Total Real Estate operating expense	16,775	18,189	(7.8)%
Real Estate equity (loss) income, net	(59)	206	(128.6)%
Total Real Estate Reported EBITDA	$ 8,155	$ 18,552	(56.0)%

Fiscal 2005 Real Estate revenues primarily include single-family homesite sales at the Company’s LionsHead and Jackson Hole Golf & Tennis developments, recognition of a previously deferred $2.5 million land gain associated with the sale of BG Resort in December 2004 and recognition of $2.3 million of contingent gains associated with a development parcel sold in the prior year.  Fiscal 2004 Real Estate revenues included the sale of a major development parcel in Bachelor Gulch in the first fiscal quarter, the sale of a development parcel in Arrowhead, single-family lot closings at Breckenridge’s Timber Trail, and closings on Mountain Thunder Lodge condominiums.  In addition, in the three and six months ended January 31, 2004, the Company recorded a $233,000 and $2.1 million gain on transfer of real property, respectively, associated with the transfer of property to the Company’s Chief Executive Officer and the president of the real estate division in accordance with compensation arrangements.

Other Items

In addition to segment operating results, the following material items contribute to the Company’s overall financial position.

Gain on sale of equity investment.  The Company recorded a $5.7 million gain in the quarter ended January 31, 2005 associated with the sale of the Company’s interest in BG Resort (see Note 7, Sale of Investment in Bachelor Gulch Resort, LLC, in the Notes to Consolidated Condensed Financial Statements).

Depreciation and amortization.  Depreciation and amortization expense for the quarter and year to date has increased primarily as a result of an increased fixed asset base due to normal capital expenditures; the six months ended January 31, 2005 also includes a full six months of depreciation and amortization for the Employee Housing Entities, which were consolidated under FIN 46R as of November 1, 2003.  The average annualized depreciation rate for the three and six months ended January 31, 2005 was 7.8% and 7.4%, respectively, as compared to an average annualized depreciation rate for the three and six months ended January 31, 2004 of 8.0% and 7.6%, respectively.  The decrease in depreciation rate is due to an increase in assets in service that have been fully depreciated.

Interest expense.  The Company’s primary sources of interest expense are the Credit Facility, the Industrial Development Bonds and the Senior Subordinated Notes.  The decrease in interest expense for the three and six months ended January 31, 2005 versus the same periods in the prior year is due to the replacement of the 8.75% Notes with the 6.75% Notes, reduced pricing on the Credit Facility Term Loan, improved pricing for interest rate margins and commitment fees due to improved Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) and lower average borrowings on the Credit Facility Revolver.  These reductions are partially offset by increased principal amount outstanding under the 6.75% Notes (versus the 8.75% Notes) and the consolidation of the Employee Housing Entities under FIN 46R.  The decrease in interest expense related to the replacement of the 8.75% Notes with the 6.75% Notes was approximately $1.7 million for the quarter and approximately $3.3 million year to date.  Average borrowings under the Credit Facility Revolver were $6.2 million and $8.3 million for the three and six months ended January 31, 2005, respectively.  Average borrowings under the Credit Facility Revolver were $38.6 million and $45.4 million for the three and six months ended January 31, 2004, respectively.

Loss on extinguishment of debt.  The Company recorded a $36.2 million debt extinguishment charge in the second quarter of fiscal 2004 in connection with the tender for the 8.75% Notes.  The charge included a tender premium of $65.06 per $1,000 principal amount of 8.75% Notes, which accounts for $22.7 million of the total charge.  Other costs included in the charge include transaction fees, the write-off of unamortized issuance costs and unamortized original issue discount on the 8.75% Notes, and other costs such as legal and printing fees.  The Company issued the 6.75% Notes in January 2004 and used the proceeds to repurchase the 8.75% Notes, and pay associated premiums, fees and expenses.

The Company recorded a $612,000 debt extinguishment charge in January 2005 in connection with the refinancing of the Company’s Credit Facility.  The debt extinguishment charge is related to the write-off of unamortized issuance costs associated with the Credit Facility Term Loan, which was completely paid off.

Gain/loss on put option.  The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period.  The net gain in the three and six months ended January 31, 2005 was primarily related to the decrease in the estimated fair market value of the liabilities associated with the SSV and RTP put options.  The net loss for the three and six months ended January 31, 2004 was primarily due to an increase in the estimated fair market value of the liability associated with the SSV put option offset slightly by a decrease in the estimated value of the RTP put option liability.  See Note 8, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company’s put options.

Income taxes.  The effective tax rate for the three months ended January 31, 2005 was 38.5% compared to a benefit of 10.4% for the same period last year.  The interim period effective tax rate is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.  The prior year benefit rate was primarily a result of the costs associated with debt extinguishment and a mold remediation charge recorded in the second quarter of fiscal 2004.  The effective tax rate for the six months ended January 31, 2005 was 38.5% compared to a benefit rate of 36.8% for the same period last year.

Reconciliation of non-GAAP measures

The following table reconciles from segment Reported EBITDA to net income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

Mountain Reported EBITDA	$ 82,088	$ 75,410	$ 53,413	$ 47,404
Lodging Reported EBITDA	1,258	(1,525)	2,066	(979)
Real Estate Reported EBITDA	1,135	1,667	8,155	18,552
Total Reported EBITDA	84,481	75,552	63,634	64,977
Depreciation and amortization expense	(23,273)	(22,568)	(44,348)	(42,933)
Asset impairment charge	-	(933)	-	(933)
Mold remediation	-	(5,500)	-	(5,500)
Loss on disposal of fixed assets	(623)	(545)	(1,481)	(1,556)
Investment income, net	1,174	328	1,301	893
Interest expense	(10,809)	(12,857)	(21,385)	(26,266)
Loss on extinguishment of debt	(612)	(36,195)	(612)	(36,195)
Gain on sale of equity investment	5,693	-	5,693	-
Gain (loss) on put options, net	975	(696)	1,188	(1,306)
Other income (expense), net	84	(10)	52	(10)
Minority interest in income of consolidated subsidiaries, net	(4,665)	(4,094)	(2,765)	(2,003)
Income (loss) before (provision) benefit for income taxes	52,425	(7,518)	1,277	(50,832)
(Provision) benefit for income taxes	(20,184)	781	(492)	18,691
Net income (loss)	$ 32,241	$ (6,737)	$ 785	$ (32,141)

SEC Investigation

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company.  Since the inception of the SEC’s investigation, the SEC has issued several subpoenas to the Company and made, and continues to make, voluntary requests to the Company to provide documents and information related to several matters previously restated by the Company in its publicly filed restatements of certain prior years, as well as other items.  Certain current and former directors, officers and employees of the Company have appeared and are expected to appear for testimony before the SEC pursuant to subpoena.  The Company is fully cooperating with the SEC in its investigation.  The Company is unable to predict the outcome of the investigation or any action that the SEC might take, including the imposition of fines and penalties, or other available remedies.  Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on the Company, including diverting the efforts and attention of management from the business operations and increasing legal expenses associated with the matter.

Liquidity and Capital Resources

Cash Flows

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

Cash flows from operations for the six months ended January 31, 2005 were $110.7 million versus $94.4 million for the six months ended January 31, 2004.  The $16.3 million increase in fiscal 2005 operating cash flows for the six months ended January 31, 2005 is primarily driven by: 1) a $7.8 million increase in net operating revenues in excess of operating expenses for the Mountain and Lodging segments as a result of improved operating performance, 2) $4.9 million in interest cost savings, 3) a $10.4 million increase associated with lift ticket products due to increased season pass sales and increased advanced purchases of lift tickets, 4) a $10.6 million increase associated with the year-over-year change in deposit liabilities as a result of earnest money deposits received on real estate development projects and increased advanced deposits from travel reservations, 5) a $6.0 million increase in accrued interest due to a change in timing of interest payments under the Senior Subordinated Notes, 6) the prior year transfer of $11.2 million to restricted cash for the subsequent payoff of the remainder of the 8.75% Notes, and 7) general timing of disbursements within accounts payable and other accruals.  These increases are partially offset by: 1) payment of $7.4 million of fiscal 2004 management bonuses in the first quarter of fiscal 2005, 2) a $3.1 million increase in credit card receivables in the current year due to timing of the quarter end around the weekend versus last year as well as an increase in online lift ticket sales, 3) the collection in the prior year of $8.8 million of receivables related to income taxes, 4) collection in fiscal 2004 of a $2.8 million installment payment related to private club initiation fees and 5) the $10.3 million decline in Real Estate net operating revenues in excess of operating expenses, excluding non-cash cost of sales and gain on transfer of property.

Net cash used in investing activities in the six months ended January 31, 2005 increased $15.6 million as compared to the six months ended January 31, 2004 due primarily to increases in investments in real estate of $21.8 million, non real estate related capital expenditures of $4.9 million and cash paid in fiscal 2005 upon the exercise of a put option for the acquisition of an additional equity interest in SSV of $5.8 million.  These increases were offset by proceeds of $12.7 million from the sale of the investment in BG Resort and a $2.6 million increase in distributions received from other investments.

The Company spent $48.6 million for capital expenditures during the six months ended January 31, 2005; significant projects included the installation of two new high-speed chairlifts and related infrastructure at Beaver Creek, a new high-speed chairlift and restaurant upgrades at Heavenly, expansion of the grooming fleet at all five resorts and continued renovation of Rancho Mirage.

Investments in real estate were $25.8 million during the six months ended January 31, 2005, consisting primarily of development activities associated with the LionsHead redevelopment, Vail’s “Front Door” development and planning and development activities for projects in and around each of the Company’s resorts.

During the six months ended January 31, 2005, financing activities consisted primarily of the payment of the $98.5 million principal under the Credit Facility Term Loan and $1.8 million in deferred debt issuance costs partially offset by net borrowings under other long-term debt of $21.4 million, and $3.4 million received from the exercise of stock options.  During the six months ended January 31, 2004, the Company used $44.2 million in its financing activities consisting primarily of $14.5 million in net long-term debt borrowings (including a $348.8 million principal payment on the 8.75% Notes related to the tender offer, payment of the $25 million Olympus Note, the payment of $14.0 million of debt assumed in the KRED distribution and proceeds from the issuance of the 6.75% Notes), payment of a $22.7 million tender premium and payment of $7.0 million of debt issuance costs.   Due to amendment of the Credit Facility at the end of second quarter of fiscal 2005, the Company will recognize the cost benefits of the reduction in interest and commitment fees resulting from reduced pricing and the payoff of the Credit Facility Term Loan immediately beginning in the Company’s third fiscal quarter.

Capital Structure

On January 28, 2005, the Company announced the amendment of its Credit Facility.  Key modifications to the Credit Facility included, among other things, payoff of the $100 million Credit Facility Term Loan, the expansion of the Credit Facility Revolver commitments to $400 million from $325 million, extension of the maturity on the Credit Facility Revolver to January 2010 from June 2007, improved pricing for interest rate margins and commitment fees, and improved flexibility in the Company’s ability to make investments and distributions.  See Note 4, Long-Term Debt, in the accompanying Notes to Condensed Consolidated Financial Statements for more information on this transaction.  The Company utilized cash on hand and borrowings under the Credit Facility Revolver of approximately $25 million to pay off the Credit Facility Term Loan.  As a result of this transaction and improved results of operations, the Company’s ratio of total debt to Reported EBITDA has improved substantially.

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the “Agreement”).  Pursuant to the Agreement, Apollo converted all of its Class A common stock into the Company’s common shares.  Apollo distributed the shares to its partners in proportion to each partner’s interest in the partnership.  Apollo did not dissolve after this distribution and continues to exist as a partnership.  The Company, pursuant to the Agreement, filed a shelf registration statement, in November 2004, covering certain of the shares to be owned by the limited partners of Apollo.  As a result of this agreement, the Company now has only one class of directors.  Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors.

Liquidity Needs

Management believes the Company is in a position to satisfy its current working capital, debt service and capital expenditure requirements for at least the next twelve months with cash flows from operations and availability under the Credit Facility; additionally the Company plans to utilize alternative financing arrangements for certain real estate projects.  The Company’s debt service requirements can be impacted by changing interest rates.  As of January 31, 2005, the Company had $88.2 million of variable-rate debt outstanding.  Based on the variable-rate borrowings outstanding as of January 31, 2005, a 100-basis point change in LIBOR would cause the Company’s monthly interest expense to change by approximately $74,000.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into.  The Company’s long term liquidity needs are dependent upon operating results which impact its availability under its Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.  The Company anticipates that cash flow from operations, borrowings under Credit Facility and non-recourse financing will be adequate to fund liquidity needs for the remainder of the fiscal year.

The Company’s Board of Directors recently authorized approximately $65.4 million of resort-related (Mountain and Lodging) capital expenditures for calendar 2005, plus approximately $2.9 million of “rollover” capital, which was budgeted but not completed in calendar 2004.  This capital investment will allow the Company to maintain its high quality standards, as well as for incremental discretionary resort improvements at the Company’s five ski resorts and throughout its hotels.  Highlights of these expenditures include three new high-speed chairlifts at the Beaver Creek, Breckenridge and Heavenly ski resorts; snowmaking upgrades at the Vail, Beaver Creek, Breckenridge and Keystone resorts; ski trail enhancements at Vail, Heavenly, Keystone and Breckenridge; restaurant and/or hotel renovations at Vail, Beaver Creek and Keystone; and upgrades to the central reservations, marketing database and ecommerce booking systems, among other projects.  Of this calendar 2005 budget, the Company expects to incur approximately $15 million to $25 million in capital expenditures for resort operations during the remainder of fiscal 2005.  The Company plans to primarily utilize cash flows from operations and, if necessary, borrowings under the Credit Facility to fund these capital expenditures.

The Company expects to spend approximately $138 million in calendar 2005 for real estate development activity, primarily for the Arrabelle and Gore Creek Townhome projects in LionsHead and the Jackson Hole Golf & Tennis development.  However, the Company expects that net cash flows associated with real estate development activity will be substantially less, as the Company plans to fund approximately $51 million of these real estate capital expenditures with project specific non-recourse financing.  Additionally, the Company expects to benefit from the generation of anticipated cash flows from real estate deposits and planned land sales.  The real estate capital expenditures include approximately $44 million of costs for assets which will ultimately be capitalized as fixed assets.  Based on the status of several specific real estate projects, the Company will continue to invest significant amounts in real estate capital expenditures over the next several years, which the Company expects to fund using the same sources noted above.  Significant cash receipts from real estate closings in LionsHead, Vail Village and other real estate activity are anticipated starting in fiscal 2007.  Completion of planned projects may be dependent upon necessary regulatory approval.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its bank credit facilities and Senior Subordinated Notes.  The most restrictive of those covenants include the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as defined in the underlying credit facilities).  In addition, the Company’s financing arrangements limit its ability to incur certain indebtedness, make certain restricted payments, make certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets.  The Company’s borrowing availability under the Credit Facility is primarily determined by the Funded Debt to Adjusted EBITDA ratio, which is based on the Company’s segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of January 31, 2005.  The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2005.  However, there can be no assurance that the Company will meet its financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $548.6 million as of January 31, 2005, are currently recognized as liabilities in the Company’s Consolidated Condensed Balance Sheet.  Operating lease and service agreement obligations, which total $49.1 million as of January 31, 2005, are not recognized as liabilities in the Company’s Consolidated Condensed Balance Sheet, which is in accordance with accounting principles generally accepted in the United States.  A summary of the Company’s contractual obligations as of January 31, 2005 is as follows:

		Payments Due by Fiscal Period (in thousands)
Contractual Obligations		Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	Long-Term Debt(1)	$ 548,643	$ 1,457	$ 14,975	$ 15,635	$ 516,576
	Operating Leases and Service Contracts	49,077	5,826	17,512	10,647	15,092
	Purchase Obligations(2)	259,618	248,808	10,794	16	-
	Other Long-Term Obligations (3)	1,928	1,928	-	-	-
Total Contractual Cash Obligations		$ 859,266	$258,019	$ 43,281	$ 26,298	$ 531,668

(1)

Interest payments associated with Long-Term Debt have not been included in the table above.  Assuming that long-term debt as of January 31, 2005 is held to maturity and utilizing interest rates in effect at January 31, 2005 for variable-rate debt, the Company anticipates that its annual interest payments (including commitment fees and letter of credit fees) on long-tem debt as of January 31, 2005 will be in the range of $33 million to $37 million for at least the next five years.  In addition, given the long range maturities of the majority of the Company’s long-term debt (See Note 4, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements), the Company anticipates that annual interest payments will continue at or slightly below this level beyond five years.  The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of January 31, 2005, and do not reflect interest obligations on potential future debt, such as non-recourse financing associated with real estate development.  Furthermore, the estimates do not attempt to predict future fluctuations in revolving credit facility balances, rather, future annual interest rate payments associated with these facilities are based on debt outstanding under those facilities as of January 31, 2005.

(2)

Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued interest, and liabilities (including advances) to complete real estate projects on the Company’s Condensed Consolidated Balance Sheet as of January 31, 2005 and other obligations for goods and services not yet recorded.

(3)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the metropolitan district as described in Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements.  This amount has been recorded as a liability of the Company; however, the specific time period of performance is currently unknown.  For presentation purposes only, the entire amount has been included in “Less than 1 year”.

Off Balance Sheet Arrangements

The Company does not have off balance transactions that are expected to have a material effect on the Company.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.  SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations.  The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company expects to adopt SFAS 123R on August 1, 2005, the commencement of its first quarter of fiscal 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods.  Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company has yet to determine which method it will use in adopting SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.  The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R pronouncement guidelines related to employee stock options.  Current estimates of option values used by the Company in its pro forma disclosure by applying the Black-Scholes method may not be indicative of results from the final methodology the Company elects to adopt for reporting under SFAS 123R guidelines.  The Company is evaluating SFAS 123R and has not yet determined the amount of stock option expense which will be recorded upon the adoption of SFAS 123R.

Cautionary Statement

Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, and “continue” or similar words.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Such risks and uncertainties include, but are not limited to:

  the existing SEC formal investigation of us;
  economic downturns;
  terrorist acts upon the United States;
  threat of or actual war;
  our ability to obtain financing on terms acceptable to us to finance our capital expenditure and growth strategy;
  our ability to develop our resort and real estate operations;
  competition in our Mountain and Lodging businesses;
  loss of hotel management contracts;
  our reliance on government permits or approvals for our use of federal land or to make operational improvements;
  our ability to integrate and successfully operate future acquisitions;
  adverse consequences of current or future legal claims;
  adverse changes in the real estate market; and
  weather.

Readers are also referred to the uncertainties and risks identified in the Company’s Registration Statement on Form S-3 (Commission File No. 333-119687) and the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2005, the Company had $88.2 million of variable rate indebtedness, representing 16.1% of total debt outstanding, at an average interest rate during the six months ended January 31, 2005 of 4.3%, including commitment fees on the Credit Facility Revolver.  Based on the variable-rate borrowings outstanding as of January 31, 2005, a 100 basis-point change in LIBOR would have caused the Company’s monthly interest expense to change by approximately $74,000.

Item 4.                Controls and Procedures

Evaluation of disclosure controls and procedures.  Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that the Company’s internal controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in internal controls.  There were no changes in the Company’s internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 17, 2004 in New York, New York.  28,635,325 shares of Common Stock, 81% of outstanding shares, were represented at the meeting.

a)

The following persons were elected to serve as Directors of the Company until the next annual meeting of the shareholders by holders of record of Common Stock of the Company as of the close of business on November 10, 2004.  The voting results for each Director follows:

Director	For	Withheld
Adam M. Aron	28,296,127	339,198
John J. Hannan	26,890,884	1,744,441
Roland A. Hernandez	28,494,719	140,606
Robert A. Katz	26,903,525	1,731,800
Joe R. Micheletto	26,939,763	1,695,562
John F. Sorte	28,333,473	301,852
William P. Stiritz	28,484,277	151,048

b)	Amendment and Restatement of the Company’s Certificate of Incorporation.

For	Against	Abstain	Broker Non-Vote
28,505,241	128,482	1,602	--

c)	Ratification of the Appointment of Independent Registered Public Accounting Firm.

For	Against	Abstain	Broker Non-Vote
28,608,608	24,120	2,597	--

d)	Approval of other matters at the discretion of the Board of Directors as they properly come before the meeting. No other matters actually were presented at the meeting.

For	Against	Abstain	Broker Non-Vote
15,798,595	7,986,219	4,850,511	--

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page
3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc. dated January 5, 2005.	19
3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on September 30, 2004.)
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

10.7(b)*

Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron.  (Incorporated by reference to Exhibit 10.14(b) of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.7(c)*

Second Amendment to Employment Agreement of Adam M. Aron, as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. dated July 29, 2003.  (Incorporated by reference to Exhibit 10.14(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

10.8*

Amended and Restated Employment Agreement of Jeffrey W. Jones, as Chief Financial Officer of Vail Resorts, Inc. dated September 29, 2004.  (Incorporated by reference to Exhibit 10.9 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2004.)

10.9(a)*

Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated May 1, 1997.  (Incorporated by reference to Exhibit 10.9(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.9(b)*

First Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated August 1, 1999.  (Incorporated by reference to Exhibit 10.9(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.9(c)*

Second Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated July 22, 1999.  (Incorporated by reference to Exhibit 10.9(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.10*

Employment Agreement and Addendum of Roger McCarthy as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated July 17, 2000.  (Incorporated by reference to Exhibit 10.10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

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

10.14

Fourth Amended and Restated Credit Agreement dated as of January 28, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as Co-Documentation Agents and the Lenders party thereto.  (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. dated January 28, 2004.)

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

31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	23
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	25
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.6

Termination Agreement, dated as of October 5, 2004, by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners, L.P.  (Incorporated by reference to Exhibit 99.6 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

99.7

Purchase and Sale Agreement between VR Holdings, Inc. as Seller and GHR, LLC as Purchaser dated December 8, 2004.  (Incorporated by reference to Exhibit 99.2 on Form 8-K of Vail Resorts, Inc. dated December 8, 2004).

*Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 2005.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	March 11, 2005