Form 10-Q/A
period 2005-01-31
VAIL RESORTS INC
filed 2005-03-18
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: December 31, 2006
Estimated average burden hours per response: 144.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[x] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended January 31, 2005

[ ]Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
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

Amendment No. 1

Explanatory Note

On March 11, 2005, Vail Resorts, Inc. filed its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005. This Amendment No. 1 has been filed to correct a typographical error in Exhibits 31 and 32, by changing the dates from March 11, 2004 to March 11, 2005. We have not made any other changes.

The corrected exhibits follow.

Table of Contents

PART IV

Item 6.	Exhibits	2

Item 6.  Exhibits

The following exhibits are either filed herewith.

Exhibit Number	Description	Sequentially Numbered Page
31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	4
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 18, 2005.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	March 18, 2005