Form 10-Q
period 2005-04-30
VAIL RESORTS INC
filed 2005-06-09
CIK 812011

OMB APPROVAL
OMB Number: 3235-0070
Expires: December 31, 2006
Estimated average burden hours per response: 144.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 30, 2005

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

As of June 6, 2005, 35,952,484 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements—Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2005, July 31, 2004 and April 30, 2004		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2005 and 2004		F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2005 and 2004		F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2005 and 2004		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2005	2004	2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 41,068	$ 46,328	$ 60,731
Restricted cash	17,709	16,031	34,138
Receivables, net	33,493	36,957	29,455
Inventories, net	31,098	31,151	29,229
Other current assets	27,985	25,270	20,702
Total current assets	151,353	155,737	174,255
Property, plant and equipment, net (Note 5)	978,464	968,772	976,335
Real estate held for sale and investment	140,009	134,548	119,570
Goodwill, net	145,090	145,090	145,090
Intangible assets, net	81,325	85,203	86,164
Other assets	34,044	44,607	47,458
Total assets	$ 1,530,285	$1,533,957	$ 1,548,872

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 188,349	$ 198,868	$ 156,078
Long-term debt due within one year (Note 4)	2,178	3,159	14,227
Total current liabilities	190,527	202,027	170,305
Long-term debt (Note 4)	520,349	622,644	620,456
Other long-term liabilities	102,016	97,616	94,631
Deferred income taxes	116,638	79,745	93,234
Commitments and contingencies (Note 10)	--	--	--
Put option liabilities (Note 8)	451	3,657	3,520
Minority interest in net assets of consolidated subsidiaries	39,142	37,105	39,663
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, zero (unaudited), 6,114,834, and 6,114,834 (unaudited) shares issued and outstanding as of April 30, 2005, July 31, 2004, and April 30, 2004, respectively (Note 11)	--	61	61

Common stock, $0.01 par value, 80,000,000 shares authorized, 35,946,776 (unaudited), 29,222,828, and 29,186,818 (unaudited) shares issued and outstanding as of April 30, 2005, July 31, 2004, and April 30, 2004, respectively	359	292	292
Additional paid-in capital	426,819	416,660	416,342
Deferred compensation	(415)	(677)	(762)
Retained earnings	134,399	74,827	111,130
Total stockholders' equity	561,162	491,163	527,063
Total liabilities and stockholders' equity	$ 1,530,285	$1,533,957	$ 1,548,872

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2005	2004
Net revenue:
Mountain	$ 256,825	$ 233,400
Lodging	56,285	50,910
Real estate	14,341	4,165
Total net revenue	327,451	288,475
Segment operating expense:
Mountain	132,399	125,949
Lodging	43,164	39,521
Real estate	16,165	(8,578)
Total segment operating expense	191,728	156,892
Other operating expense:
Depreciation and amortization	(25,039)	(22,406)
Asset impairment charge (Note 8)	(1,573)	--
Loss on disposal of fixed assets, net	(38)	(11)
Income from operations	109,073	109,166
Mountain equity investment income, net	438	654
Lodging equity investment income, net	--	567
Real estate equity investment (loss) income, net	(48)	488
Investment income, net	141	445
Interest expense	(9,349)	(10,664)
Loss on sale of equity investment	(3)	--
Loss on put options, net	(447)	(433)
Other income, net	--	2
Minority interest in income of consolidated subsidiaries, net	(4,216)	(4,178)
Income before provision for income taxes	95,589	96,047
Provision for income taxes	(36,801)	(33,562)
Net income	$ 58,788	$ 62,485

Per share amounts (Note 3):
Basic net income per share	$ 1.64	$ 1.77
Diluted net income per share	$ 1.61	$ 1.77

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2005	2004
Net revenue:
Mountain	$ 505,484	$ 467,014
Lodging	145,148	133,943
Real estate	39,329	38,553
Total net revenue	689,961	639,510
Segment operating expense:
Mountain	329,210	312,728
Lodging	127,282	120,578
Real estate	32,939	9,610
Total segment operating expense	489,431	442,916
Other operating income (expense):
Gain on transfer of property	--	2,147
Depreciation and amortization	(69,387)	(65,340)
Asset impairment charge (Note 8)	(1,573)	(933)
Mold remediation charge	--	(5,500)
Loss on disposal of fixed assets, net	(1,519)	(1,567)
Income from operations	128,051	125,401
Mountain equity investment income, net	2,003	1,222
Lodging equity investment loss, net	(2,679)	(2,384)
Real estate equity investment (loss) income, net	(107)	692
Investment income, net	1,443	1,338
Interest expense	(30,734)	(36,930)
Loss on extinguishment of debt (Note 4)	(612)	(36,195)
Gain on sale of equity investment (Note 7)	5,690	--
Gain (loss) on put options, net	741	(1,739)
Other income (expense), net	49	(9)
Minority interest in income of consolidated subsidiaries, net	(6,980)	(6,181)
Income before provision for income taxes	96,865	45,215
Provision for income taxes	(37,293)	(14,871)
Net income	$ 59,572	$ 30,344

Per share amounts (Note 3):
Basic net income per share	$ 1.68	$ 0.86
Diluted net income per share	$ 1.65	$ 0.86

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2005	2004

Net cash provided by operating activities	$ 178,676	$ 157,505
Cash flows from investing activities:
Capital expenditures	(68,015)	(48,061)
Investments in real estate	(33,789)	(11,590)
Other investing activities, net	14,311	3,167
Net cash used in investing activities	(87,493)	(56,484)
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	--	390,000
Proceeds from borrowings under other long-term debt	116,901	170,402
Payment of 8.75% Notes	--	(348,753)
Payments of other long-term debt	(220,161)	(234,559)
Payment of tender premium	--	(22,690)
Other financing activities, net	6,817	(6,992)
Net cash used in financing activities	(96,443)	(52,592)
Net (decrease) increase in cash and cash equivalents	(5,260)	48,429
Net increase in cash due to adoption of FIN 46R	--	4,428
Cash and cash equivalents:
Beginning of period	46,328	7,874
End of period	$ 41,068	$ 60,731

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. The Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. The Company also owns several hotel properties situated in proximity to its ski resorts. Additionally, the Company owns the Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club in Wyoming. The Company also owns a 100% interest (51% prior to May 5, 2005) in the Snake River Lodge & Spa ("SRL&S") located near Jackson, Wyoming and owns 100% of the Lodge at Rancho Mirage ("Rancho Mirage") near Palm Springs, California. The Company owns RockResorts International, LLC ("RockResorts"), a luxury hotel management company. The Company also holds a 61.7% interest in SSI Venture, LLC ("SSV"), a retail/rental company. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment. The Company's mountain and lodging businesses are seasonal in nature with peak operating seasons generally from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The July 31, 2004 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Condensed Financial Statements as of and for the three and nine months ended April 30, 2004 to conform to the current period presentation.

Stock Compensation-- At April 30, 2005, the Company had four stock-based compensation plans. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees; as such, the Company applies the intrinsic value method to value outstanding stock options. The Company recorded compensation expense related to restricted stock grants of $85,000 for both the three months ended April 30, 2005 and 2004. The Company recorded compensation expense related to restricted stock grants of $262,000 and $164,000 for the nine months ended April 30, 2005 and 2004, respectively. Had compensation cost for the Company's four stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Net income
As reported	$ 58,788	$ 62,485	$ 59,572	$ 30,344
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	53	53	220	102
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(769)	(692)	(2,283)	(1,855)
Pro forma	$ 58,072	$ 61,846	$ 57,509	$ 28,591

Basic net income per common share
As reported	$ 1.64	$ 1.77	$ 1.68	$ 0.86
Pro forma	$ 1.62	$ 1.75	$ 1.62	$ 0.81

Diluted net income per common share
As reported	$ 1.61	$ 1.77	$ 1.65	$ 0.86
Pro forma	$ 1.59	$ 1.75	$ 1.60	$ 0.81

As a result of changes to the calculation of forfeitures and the period over which pro forma expense would be taken if the fair value method was applied, the presentation of pro forma net income and basic and diluted net income per common share for fiscal 2004 has been changed, resulting in a decrease for the three and nine months ended April 30, 2004 of $0.01 and $0.04 to basic and diluted net income per share, respectively, as compared to the presentation in the Company's previously filed Quarterly Reports on Form 10-Q for those periods.

New Accounting Pronouncements -- In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment", which replaces SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

SFAS 123R permits public companies to adopt its requirements using one of two methods. Under the "modified prospective" method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method it will use in adopting SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will impact the Company's results of operations, although it will have no impact on the Company's overall financial position. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R pronouncement guidelines and Staff Accounting Bulletin No. 107 related to employee stock options. Current estimates of option values used by the Company in its pro forma disclosure by applying the Black-Scholes method may not be indicative of results from the final methodology the Company elects to adopt for reporting under SFAS 123R guidelines. The Company is evaluating SFAS 123R and has not yet determined the amount of stock option expense which will be recorded upon the adoption of SFAS 123R.

3.  Net Income Per Common Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended April 30, 2005 and 2004.

	Three Months Ended April 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
Net income per common share:
Net income	$ 58,788	$ 58,788	$ 62,485	$ 62,485

Weighted-average shares outstanding	35,744	35,744	35,294	35,294
Effect of dilutive securities	--	749	--	77
Total shares	35,744	36,493	35,294	35,371

Net income per common share	$ 1.64	$ 1.61	$ 1.77	$ 1.77

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 598,000 and 2.5 million for the three months ended April 30, 2005 and 2004, respectively. For the three months ended April 30, 2005 and 2004, the shares were anti-dilutive because their exercise prices were greater than the average share price during the period.

Presented below is basic and diluted EPS for the nine months ended April 30, 2005 and 2004.

	Nine Months Ended April 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
Net income per common share:
Net income	$ 59,572	$ 59,572	$ 30,344	$ 30,344

Weighted-average shares outstanding	35,526	35,526	35,287	35,287
Effect of dilutive securities	--	495	--	58
Total shares	35,526	36,021	35,287	35,345

Net income per common share	$ 1.68	$ 1.65	$ 0.86	$ 0.86

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 743,000 and 2.5 million for the nine months ended April 30, 2005 and 2004, respectively. For the nine months ended April 30, 2005 and 2004, the shares were anti-dilutive because their exercise prices were greater than the average share price during the period.

4.  Long-Term Debt

Long-term debt as of April 30, 2005, July 31, 2004 and April 30, 2004 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (b)	2005	2004	2004

Industrial Development Bonds	2007-2020	$ 61,700	$ 61,700	$ 61,700
Credit Facility Revolver (a)	2010	--	--	--
Credit Facility Term Loan (a)	2011	--	98,750	99,000
SSV Credit Facility	2006	9,714	13,424	10,857
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
8.75% Senior Subordinated Notes ("8.75% Notes")	2009	--	--	11,247
Discount on 8.75% Notes		--	--	(176)
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Other	2006-2029	8,538	9,354	9,480
		522,527	625,803	634,683
Less: Current Maturities (c)		2,178	3,159	14,227
		$ 520,349	$ 622,644	$ 620,456

(a)

On January 28, 2005, the Company announced the amendment of its senior credit facility ("Credit Facility"). Key modifications to the Credit Facility included, among other things, payoff of the $100 million term loan ("Credit Facility Term Loan"), the expansion of the revolving credit facility ("Credit Facility Revolver") to $400 million from $325 million, extension of the maturity on the Credit Facility Revolver to January 2010 from June 2007, reduced pricing for interest rate margins and commitment fees, and improved flexibility in the Company's ability to make investments and distributions. The Company recorded a $612,000 loss on extinguishment of debt in the nine months ended April 30, 2005 for the remaining unamortized deferred financing costs associated with the pay off of the Credit Facility Term Loan.

The amended credit agreement, the Fourth Amended and Restated Credit Agreement ("Credit Agreement"), is between The Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A., as administrative agent and the Lenders party thereto, and consists of a $400 million revolving credit facility. The Vail Corporation's obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV. The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. The Credit Agreement matures January 2010. Borrowings under the Credit Agreement bear interest annually at the Company's option at the rate of (i) LIBOR plus a margin (4.31% at April 30, 2005) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (5.75% at April 30, 2005). The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Funded Debt to EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends. The unused amount available for borrowing under the Credit Facility was $331.6 million as of April 30, 2005, net of letters of credit of $68.4 million outstanding under the Credit Facility. Interest rate margins fluctuate based upon the ratio of the Company's Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis. The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Credit Agreement includes the following restrictive financial covenants: Maximum Funded Debt to Adjusted EBITDA ratio, Maximum Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Minimum Interest Coverage ratio (each as defined in the Credit Agreement).

(b)	Maturities are based on the Company's July 31 fiscal year end.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2005 are as follows (in thousands):

Fiscal 2005	$ 1,300
Fiscal 2006	9,554
Fiscal 2007	4,515
Fiscal 2008	414
Fiscal 2009	15,221
Thereafter	491,523
Total debt	$ 522,527

The Company incurred gross interest expense of $9.3 million and $10.7 million for the three months ended April 30, 2005 and 2004, respectively. The Company incurred gross interest expense of $30.7 million and $36.9 million for the nine months ended April 30, 2005 and 2004, respectively.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of accounts payable and accrued expenses follows:

	April 30,	July 31,	April 30,
	2005	2004	2004
Trade payables	$ 61,822	$ 55,858	$ 53,306
Deferred revenue	22,514	25,180	13,149
Deposits	30,308	30,727	14,636
Accrued salaries, wages and deferred compensation	19,859	23,591	16,662
Accrued benefits	22,837	20,541	23,320
Accrued interest	6,573	14,022	8,189
Accrued property taxes	4,381	7,052	4,296
Liabilities to complete real estate projects, short term	7,128	9,063	4,271
Accrued mold remediation costs	956	4,568	7,000
Other accruals	11,971	8,266	11,249
Total accounts payable and accrued expenses	$ 188,349	$ 198,868	$ 156,078

The composition of property, plant and equipment follows:

	April 30,	July 31,	April 30,
	2005	2004	2004
Land and land improvements	$ 244,804	$ 242,585	$ 240,491
Buildings and building improvements	627,061	609,682	618,511
Machinery and equipment	401,845	385,334	387,643
Automobiles and trucks	22,293	21,029	22,043
Furniture and fixtures	115,453	115,219	115,267
Construction in progress	48,768	29,283	10,556
	1,460,224	1,403,132	1,394,511
Accumulated depreciation	(481,760)	(434,360)	(418,176)
Property, plant and equipment, net	$ 978,464	$ 968,772	$ 976,335

6.  Variable Interest Entities

The Company has determined that it is the primary beneficiary of four entities, Breckenridge Terrace, LLC ("Breckenridge Terrace"), The Tarnes at BC, LLC ("Tarnes"), BC Housing, LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot"), collectively known as the "Employee Housing Entities", which are Variable Interest Entities ("VIEs"). As a group, as of April 30, 2005, the Employee Housing Entities had total assets of $46.1 million and total liabilities of $63.2 million. The Company's exposure to loss as of April 30, 2005 as a result of its involvement with the Employee Housing Entities is limited to the Company's initial equity investments of $2,000, a $6.7 million note receivable from Breckenridge Terrace, $38.3 million of letters of credit related to the Tranche A interest-only taxable bonds and a $5.1 million letter of credit related to the Breckenridge Terrace Tranche B Housing Bonds. The Company also guarantees debt service on $5.9 million of Tranche B Housing Bonds which expired June 1, 2005. In May 2005, the Company issued $7.5 million incremental letters of credit related to the Tenderfoot and BC Housing Tranche B Housing Bonds. All of the Employee Housing Entities' assets serve as collateral for their Tranche B obligations ($14.8 million as of April 30, 2005). The letters of credit would be triggered in the event that one of the entities defaults on required Tranche A debt service payments. The guarantees on the Tranche B bonds would be triggered in the event that one of the entities defaults on required Tranche B debt service payments. Neither the letters of credit nor the guarantees have default provisions. The Employee Housing Entities have been consolidated by the Company since November 1, 2003.

The Company has determined that it is the primary beneficiary of Avon Partners II, LLC ("APII"), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters. APII had total assets of $4.2 million and no debt as of April 30, 2005. The Company's maximum exposure to loss as a result of its involvement with APII is limited to its initial equity investment of $2.5 million. APII has been consolidated by the Company since February 1, 2004.

The Company has determined that it is the primary beneficiary of FFT Investment Partners ("FFT"), which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million and no debt as of April 30, 2005. The Company's maximum exposure to loss as a result of its involvement with the entity is limited to its initial equity investment of $2.5 million. FFT has been consolidated by the Company since February 1, 2004.

The Company, through RockResorts, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value primarily in resort hotel properties. RockResorts has managed the day-to-day operations of the hotel properties since November 2001. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts and the note receivable are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. These VIEs had total assets of approximately $154.7 million and total liabilities of approximately $117.4 million as of April 30, 2005. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.5 million and the net book value of the intangible asset associated with the management agreements in the amount of $6.2 million at April 30, 2005.

7.  Sale of Investment in Bachelor Gulch Resort, LLC

On December 8, 2004, the Company sold its 49% minority equity interest in Bachelor Gulch Resort, LLC ("BG Resort"), the entity that owns The Ritz-Carlton, Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million. This transaction resulted in a $5.7 million gain on disposal of the investment. In addition, the Company recognized $2.5 million of deferred Real Estate revenue associated with the recognition of the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity. In conjunction with the sale, the Company has guaranteed payment, if any, of certain contingencies of BG Resort which have reduced the amount of the gain recognized. The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

Condensed financial data for BG Resort is presented below for the period from August 1, 2004 to December 8, 2004 and for the three and nine months ended April 30, 2004:

Period from
	August 1,	Three	Nine
	2004	months	Months
	through	ended	ended
	December 8,	April 30,	April 30,
	2004	2004	2004
(in thousands)

Net revenue	$ 8,006	$ 10,745	$ 24,197
Operating (loss) income	(2,355)	3,462	4,817
Net (loss) income	$ (5,730)	$ 1,645	$ (3,519)

The Company recorded equity investment (losses) income associated with its 49% ownership interest in BG Resort in the accompanying statements of operations of $(2.7) million, $1.1 million and $(1.7) million for the period from August 1, 2004 through December 8, 2004 and for the three and nine months ended April 30, 2004, respectively.

8.  Put and Call Options

In November 2004, GSSI LLC ("GSSI"), the minority shareholder in SSV, notified the Company of its intent to exercise its put (the "2004 Put") for 20% of its ownership interest in SSV; in January 2005, the 2004 Put was exercised and settled for a price of $5.8 million. As a result, the Company now holds an approximate 61.7% ownership interest in SSV. The Company and GSSI have the remaining put and call rights with respect to SSV: a) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; b) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA of SSV for the fiscal period ended prior to the commencement of the put period, as EBITDA is defined in the operating agreement.

The Company had determined that the price to settle the 2004 Put should be marked to fair value through earnings. During the nine months ended April 30, 2005, the Company recorded a gain of $612,000 related to the decrease in the estimated fair value of the liability associated with the 2004 Put. The Company recorded a loss of $349,000 and $1.8 million for the three and nine months ended April 30, 2004, respectively, representing the increase in the estimated fair value of the 2004 Put during those periods.

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts. The minority shareholder in RockResorts ("Olympus") had the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis. The put option was exercisable between October 1, 2004 and September 30, 2005. If the put option was not exercised, then the Company had a call option on Olympus' equity interest. Olympus notified the Company of its intent to exercise the put option for 100% of its interest in RockResorts in October 2004; however, due to a dispute over the settlement price of the put, the parties did not agree on a settlement price until April 2005. In May 2005, the put was settled for a price of $1.3 million. As a result, the Company now holds a 100% ownership interest in RockResorts. When the put price was settled, the call option no longer had value, and the Company recorded a $1.6 million charge in the three months ended April 30, 2005 to write the value to zero. The Company has marked the put option to fair value through earnings each period. There was no impact on earnings related to this put option for the three and nine months ended April 30, 2005 as the estimated fair market value of the put option did not exceed the book value of the minority shareholder's interest. The Company recorded a loss of $147,000 representing an increase in the estimated fair value of the RockResorts put option during the three and nine months ended April 30, 2004.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to 33% of its interest in RTP to the Company during the period August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. For the three months ended April 30, 2005, the Company recorded a loss of $447,000 representing the increase in estimated fair value of the put option during the period. For the nine months ended April 30, 2005, the Company recorded a gain of $129,000 representing the decrease in estimated fair value of the put option during the period. For the three and nine months ended April 30, 2004, the Company recorded a gain of $63,000 and $199,000, respectively, representing the decrease in estimated fair value of the put option during those periods. As of July 31, 2004, the Company had a 52.1% ownership interest in RTP. In October 2004, the minority shareholder in RTP exercised a portion of its put option for approximately 5.1% of the minority shareholder's remaining ownership interest for a put price of approximately $324,000. As a result, the Company now holds an approximate 54.5% ownership interest in RTP.

Between January 1, 2005 and December 31, 2010, the Company had the right to require the minority shareholder ("SLM") in SRL&S to sell all of its ownership interest in SRL&S. In addition, between January 1, 2005 and December 31, 2010, SLM had the right to require the Company to acquire all of SLM's ownership interest in SRL&S. The Company acquired the 49% minority interest in SRL&S from SLM in May 2005 and now owns 100% of SRL&S; as such, the put and call options expired unexercised.

9.  Related Party Transactions

Historically, the Company has paid a fee to Apollo Advisors for management services and expenses related thereto. In fiscal 2004, this fee was $500,000. In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A Common Stock into shares of Common Stock, this arrangement was terminated effective October 1, 2004. The Company recorded $83,000 of expense related to this fee for Fiscal 2005 in the nine months ended April 30, 2005. See Note 11, Class A Common Stock Conversion, for more information regarding this matter.

In August 2004, BG Resort repaid the $4.9 million principal balance note receivable which was outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort in a debt refinancing.

In September 2004, James P. Thompson, former President of VRDC, repaid the $350,000 principal balance note receivable and associated accrued interest which was outstanding to the Company as of July 31, 2004 under a note originally extended to Mr. Thompson and his wife in 1995.

As of April 30, 2005, the Company had outstanding a $1.5 million note receivable from Keystone/Intrawest, LLC ("KRED"), a real estate development venture in which the Company has an equity-method investment. This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties. KRED repaid zero and $1.0 million under this note during the three and nine months ended April 30, 2005. In addition, as of April 30, 2005, the Company had a receivable of approximately $355,000, including accrued interest, from KRED related to advances used for development project funding as necessary. The advances do not have specific repayment terms and are dependent upon the underlying development projects becoming cash flow positive. KRED repaid $24,000 and $269,000 of this receivable, including $12,000 for interest, during the three and nine months ended April 30, 2005, respectively.

In December 2004, Adam Aron, the Chairman of the Board and Chief Executive Officer of the Company, and Ronald Baron, a significant shareholder in the Company, reserved the purchase of condominium units at the planned "Arrabelle" project located in the core of LionsHead. Each of Messrs. Aron and Baron paid a refundable $100,000 deposit for the reservation of the condominium units. In April 2005, Mr. Aron executed a purchase and sale agreement for the purchase of the condominium unit for a total purchase price of $4.6 million. Mr. Aron provided an earnest money deposit totaling $459,500, including the initial reservation deposit. In May 2005, Mr. Baron and his wife executed a purchase and sale agreement for the purchase of the condominium unit for a total purchase price of $14.0 million. Mr. and Mrs. Baron provided an earnest money deposit totaling $1.4 million, including the initial reservation deposit. The earnest money deposits will be held in escrow until commencement of construction, and are refundable in limited circumstances at the discretion of the Company. Construction of the Arrabelle project began in May 2005. Upon notice of commencement of construction, the purchase and sale agreements require Mr. Aron and Mr. and Mrs. Baron to provide an additional "construction deposit" of $229,750 and $700,000, respectively. The construction deposit will not be held in escrow and is refundable in limited circumstances at the Company's discretion. Closing on the condominiums is expected in late 2007 or early 2008. The sale of the condominiums has been approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

10.  Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's bank credit facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development, and are to be repaid by revenues generated by Red Sky Ranch Metropolitan District ("RSRMD") through property taxes. The Company has agreed to pay capital improvement fees to RSRMD until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.9 million, primarily within "Other Long-term Liabilities", at April 30, 2005, July 31, 2004 and April 30, 2004 with respect to the estimated present value of future RSRMD capital improvement fees.

Guarantees

As of April 30, 2005, the Company had various other letters of credit outstanding in the amount of $62.3 million, consisting primarily of $43.4 million in support of the Employee Housing Bonds, $6.1 million related to workers' compensation for Heavenly and Rancho Mirage, a $4.2 million letter of credit issued in support of SSV's credit facility and $8.0 million of construction performance guarantees.

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

As permitted under Delaware law, the Company indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. The Company has not recorded a liability associated with this indemnification as of April 30, 2005 because the Company has assessed the fair market value associated with potential payment obligations under the indemnification to be immaterial.

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. As of April 30, 2005, the Company has recorded a liability related to the airline guarantees of $1.9 million.

In conjunction with the Company's sale of its ownership interest in BG Resort (See Note 7, Sale of Investment in Bachelor Gulch Resort, LLC), the Company has guaranteed payment, if any, of certain contingencies of BG Resort upon settlement. As of April 30, 2005, the Company has recorded a liability related to these contingencies in the amount of $130,000. The maximum amount that the Company would be required to pay under this agreement is approximately $424,000.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $8.8 million as of April 30, 2005, and anticipates completion of the majority of these commitments within the next two years.

The Company agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA"), Beaver Creek Resort Company ("BCRC") and Beaver Creek Property Owner Association. In connection with these agreements, BGVA had deposited $5 million, BCRC had deposited $4 million and the Company had deposited $1 million into an escrow account to be used by the Company to fund the construction of the chairlifts. As of April 30, 2005, all of the escrowed funds have been remitted to the Company as reimbursement for construction costs of the chairlifts and related infrastructure. The funds received from BGVA and BCRC reduced the book value of the chairlifts and related infrastructure. The Company completed the chairlifts and related infrastructure as required for the 2004/05 ski season. The estimated net cost to the Company to complete the remaining lift and related infrastructure as of April 30, 2005 is $4.3 million. As of April 30, 2005, the Company has recorded a liability of $1.3 million related to its commitment to build the remaining lift and ancillary improvements.

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

Gilman Litigation Appeal

As previously disclosed, the Company is appealing an adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003, relating to the Company's interest in real property in Eagle County, Colorado commonly known as the "Gilman" property. The Court found, among other things, that the Company was not entitled to any interest in the property. The Company is appealing the decision primarily on the basis that the Court applied the wrong legal standard in deciding the issue. The Company believes, based on the advice of counsel, that it has strong legal grounds to challenge the decision although there can be no guarantee of any particular outcome. Oral arguments on the appeal have been scheduled for late July 2005.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of mold damage due to water intrusion and condensation problems in the 17 building employee housing facility owned by Breckenridge Terrace, an employee housing entity in which the Company is a member, manager and the primary beneficiary and, as such, consolidates the accounts of Breckenridge Terrace. As a result of the mold damage, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction (the "reconstruction") and this work began in the third quarter of fiscal 2004. Breckenridge Terrace recorded a $7.0 million liability in the second quarter of fiscal 2004 for the estimated cost of reconstruction efforts. These reconstruction costs were funded by a loan to Breckenridge Terrace from the Company member of the LLC. As of April 30, 2005, Breckenridge Terrace had a remaining liability of approximately $1.0 million for future remaining reconstruction costs. With the exception of one building which has been kept in its original design and construction for evidentiary purposes (see discussion below), the remaining 16 buildings became available for occupancy in the second quarter of fiscal 2005. The Company anticipates it will incur the remaining amount of reconstruction costs in the first quarter of fiscal 2006.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer, all of whom denied the claims. In June 2004, Breckenridge Terrace filed a demand for binding arbitration. All parties in the matter have agreed to a voluntary, non-binding mediation in early July 2005, and an arbitration hearing has been scheduled for August 2005. Also, Breckenridge Terrace filed claims with the relevant insurance carriers but these claims have been initially denied. Recovery, if any, of a portion of the remediation and reconstruction liability from potentially responsible parties, including recovery from insurance claims, will be recognized as an asset if and when receipt is deemed probable.

Revision of Forest Plan

As previously disclosed, the Record of Decision (the "ROD") approving the new White River National Forest Land Resource Management Plan (the "Forest Plan") was issued by the Forest Service in April of 2002. The Forest Plan regulates recreational, operational and development activities on White River National Forest lands which include the Company's four Colorado ski resorts. The ROD was appealed to the Chief of the Forest Service (the "Chief") by the Company and several other interested parties, including environmental groups holding positions opposite to those of the Company (the "appeals").

The Chief's decision on the appeals was issued on September 22, 2004, and was subsequently modified by the Deputy Under Secretary of the Department of Agriculture in a final decision dated December 2, 2004. In this final decision, the Company prevailed on many issues which are important to the current and future operation of its four Colorado ski resorts.

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

SEC Investigation

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company. Since the inception of the SEC's investigation, the SEC has issued several subpoenas to the Company and made voluntary requests to the Company to provide documents and information related to several matters previously restated by the Company in its publicly filed restatements of certain prior years, as well as other items. Certain current and former directors, officers and employees of the Company have appeared for testimony before the SEC pursuant to subpoena. The Company has fully cooperated with the SEC in its investigation, which the Company believes is now substantially complete.

The Company has been informed by the Staff of the Central Regional Office of the SEC that it is considering whether to recommend that the SEC commence a civil proceeding against the Company alleging violations of the federal securities laws with respect to a number of the matters that have been the subject of the SEC investigation. The Company is currently engaged in discussions with the SEC staff about a potential resolution of these matters, and continues to cooperate fully with the SEC in respect of its investigation. The Company is unable to predict whether it will be able to resolve these matters with the Staff in a satisfactory manner, or if the SEC will ultimately determine to initiate an action or what remedies the SEC may seek, including the imposition of fines and penalties. If the SEC determines to initiate an action, it is possible that such action could have a material adverse effect on the Company, including diverting the efforts and attention of management from the business operations and increasing legal expenses associated with the matter.

In connection with the SEC investigation, the Company is currently in discussions with the Office of the Chief Accountant of the SEC regarding whether a portion or all of certain ski infrastructure assets placed in service primarily in the 1990s should have been capitalized as resort assets subject to depreciation as opposed to the historical accounting treatment of including such costs as real estate project costs and expensing these costs when the related real estate was sold. The Company believes that, if any amounts are required to be capitalized as ski infrastructure costs, the effect of such change on its historical financial statements would not be material. In addition, the Company believes that the remaining matters involved in the SEC investigation (excluding any potential monetary fine or penalty) would not otherwise materially affect the Company's reported results of operations for fiscal 2004 or the current fiscal year.

11.  Class A Common Stock Conversion

In September 2004, the Company and Apollo Ski Partners, L.P. ("Apollo") entered into a Conversion and Registration Rights Agreement (the "Agreement"). Pursuant to the Agreement, Apollo converted all of its Class A common stock into shares of the Company's Common Stock. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004, covering certain of the shares owned by the limited partners of Apollo. Before the conversion, Apollo owned 6.1 million Class A Common shares or 99.9% of the Company's Class A Common Stock.

As a result of the above Agreement, the Company no longer has any Class A Common Stock outstanding and therefore only has one class of directors. Previously, the Class A Common Stock elected the Class 1 directors and the Common Stock elected the Class 2 directors. Additionally, as a result of the above Agreement, as of the date of the agreement, the Company's Consolidated Condensed Balance Sheet no longer presents any Class A Common Stock and the full balance of the Company's common shares outstanding is presented under "Common stock".

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

Presented below is the consolidated financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur"), RockResorts and JHL&S, LLC ("JHL&S") are presented separately as the Company owns less than 100% of these Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of April 30, 2005, July 31, 2004 and April 30, 2004. Statement of operations data are presented for the three and nine months ended April 30, 2005 and statement of cash flows data are presented for the nine months ended April 30, 2005 and 2004.

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2005
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Current assets:
Cash and cash equivalents	$ --	$ 28,126	$ 454	$ 72	$ 93	$ 12,323	$ --	$ 41,068
Restricted cash	--	17,267	442	--	--	--	--	17,709
Receivables, net	4,857	22,883	303	(69)	75	5,444	--	33,493
Inventories, net	--	7,061	107	--	139	23,791	--	31,098
Other current assets	10,564	15,508	149	284	4	1,476	--	27,985
Total current assets	15,421	90,845	1,455	287	311	43,034	--	151,353
Property, plant and equipment, net	1	883,957	26,721	913	560	66,312	--	978,464
Real estate held for sale and investment	--	128,727	--	--	--	11,282	--	140,009
Goodwill, net	--	125,851	1,960	531	--	16,748	--	145,090
Intangible assets, net	--	54,192	--	10,136	--	16,997	--	81,325
Other assets	6,244	17,603	19	--	--	10,178	--	34,044
Investments in subsidiaries and advances to (from) parent	986,811	(510,274)	(19,673)	(3,403)	7	6,430	(459,898)	--
Total assets	$1,008,477	$ 790,901	$ 10,482	$ 8,464	$ 878	$ 170,981	$ (459,898)	$ 1,530,285

Current liabilities:
Accounts payable and accrued expenses	$ 25,138	$ 135,618	$ 1,961	$ 1,816	$ 133	$ 23,683	$ --	$ 188,349
Long-term debt due within one year	--	587	--	--	--	1,591	--	2,178
Total current liabilities	25,138	136,205	1,961	1,816	133	25,274	--	190,527
Long-term debt	390,000	62,089	--	--	--	68,260	--	520,349
Other long-term liabilities	282	101,582	--	52	--	100	--	102,016
Deferred income taxes	31,895	83,166	--	1,125	--	452	--	116,638
Put option liabilities	--	451	--	--	--	--	--	451
Minority interest in net assets of consolidated subsidiaries	--	--	4,175	3,231	100	31,636	--	39,142
Total stockholders' equity	561,162	407,408	4,346	2,240	645	45,259	(459,898)	561,162
Total liabilities and stockholders' equity	$1,008,477	$ 790,901	$ 10,482	$ 8,464	$ 878	$ 170,981	$ (459,898)	$ 1,530,285

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Current assets:
Cash and cash equivalents	$ --	$ 41,486	$ 954	$ 16	$ 171	$ 3,701	$ --	$ 46,328
Restricted cash	--	16,031	--	--	--	--	--	16,031
Receivables, net	5,042	25,231	542	(287)	167	6,262	--	36,957
Inventories, net	--	8,366	128	--	155	22,502	--	31,151
Other current assets	12,081	11,515	89	191	35	1,359	--	25,270
Total current assets	17,123	102,629	1,713	(80)	528	33,824	--	155,737
Property, plant and equipment, net	--	873,447	27,610	765	583	66,367	--	968,772
Real estate held for sale and investment	--	128,130	--	900	--	5,518	--	134,548
Goodwill, net	--	125,851	1,960	531	--	16,748	--	145,090
Intangible assets, net	--	56,802	--	10,869	--	17,532	--	85,203
Other assets	6,773	27,182	11	--	--	10,641	--	44,607
Investments in subsidiaries and advances to (from) parent	874,232	8,540	(19,640)	(2,243)	(359)	(262)	(860,268)	--
Total assets	$ 898,128	$ 1,322,581	$ 11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Current liabilities:
Accounts payable and accrued expenses	$ 16,652	$ 151,955	$ 2,161	$ 1,819	$ 322	$ 25,959	$ --	$ 198,868
Long-term debt due within one year	--	1,548	--	--	--	1,611	--	3,159
Total current liabilities	16,652	153,503	2,161	1,819	322	27,570	--	202,027
Long-term debt	390,000	160,180	--	--	--	72,464	--	622,644
Other long-term liabilities	313	96,906	--	76	--	321	--	97,616
Deferred income taxes	--	78,032	--	1,125	--	588	--	79,745
Put option liabilities	--	3,657	--	--	--	--	--	3,657
Minority interest in net assets of consolidated subsidiaries	--	--	4,652	3,231	100	29,122	--	37,105
Total stockholders' equity	491,163	830,303	4,841	4,491	330	20,303	(860,268)	491,163
Total liabilities and stockholders' equity	$ 898,128	$ 1,322,581	$ 11,654	$ 10,742	$ 752	$ 150,368	$ (860,268)	$ 1,533,957

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Current assets:
Cash and cash equivalents	$ --	$ 54,970	$ (26)	$ 15	$ 289	$ 5,483	$ --	$ 60,731
Restricted cash	--	34,138	--	--	--	--	--	34,138
Receivables, net	3,091	22,459	216	--	107	3,582	--	29,455
Inventories, net	--	6,967	99	--	135	22,028	--	29,229
Other current assets	10,809	8,102	147	54	5	1,585	--	20,702
Total current assets	13,900	126,636	436	69	536	32,678	--	174,255
Property, plant and equipment, net	--	879,967	27,965	40	602	67,761	--	976,335
Real estate held for sale and investment	--	113,152	--	900	--	5,518	--	119,570
Goodwill, net	--	125,851	1,960	531	--	16,748	--	145,090
Intangible assets, net	--	57,351	--	11,113	--	17,700	--	86,164
Other assets	7,049	29,900	11	--	--	10,498	--	47,458
Investments in subsidiaries and advances to (from) parent	918,221	5,898	(19,340)	(1,734)	27	32	(903,104)	--
Total assets	$ 939,170	$1,338,755	$ 11,032	$ 10,919	$ 1,165	$ 150,935	$ (903,104)	$1,548,872

Current liabilities:
Accounts payable and accrued expenses	$ 10,619	$ 120,074	$ 1,464	$ 1,438	$ 473	$ 22,010	$ --	$ 156,078
Long-term debt due within one year	11,073	1,545	--	--	--	1,609	--	14,227
Total current liabilities	21,692	121,619	1,464	1,438	473	23,619	--	170,305
Long-term debt	390,000	160,442	--	--	--	70,014	--	620,456
Other long-term liabilities	415	93,879	--	83	--	254	--	94,631
Deferred income taxes	--	91,480	--	1,125	--	629	--	93,234
Put option liabilities	--	3,520	--	--	--	--	--	3,520
Minority interest in net assets of consolidated subsidiaries	--	--	4,688	3,231	100	31,644	--	39,663
Total stockholders' equity	527,063	867,815	4,880	5,042	592	24,775	(903,104)	527,063
Total liabilities and stockholders' equity	$ 939,170	$1,338,755	$ 11,032	$ 10,919	$ 1,165	$ 150,935	$ (903,104)	$1,548,872

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2005
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	$ --	$ 277,913	$ 3,007	$ 1,536	$ 1,416	$ 47,468	$ (3,889)	$ 327,451
Total operating expense	5,148	173,920	2,844	2,925	1,177	36,253	(3,889)	218,378
Income (loss) from operations	(5,148)	103,993	163	(1,389)	239	11,215	--	109,073
Other expense	(6,146)	(1,866)	(258)	--	(2)	(936)	--	(9,208)
Equity investment income, net	--	390	--	--	--	--	--	390
Loss on sale of equity investment	--	(3)	--	--	--	--	--	(3)
Loss on put options, net	--	(447)	--	--	--	--	--	(447)
Minority interest in (income) loss of consolidated subsidiaries, net	--	353	47	--	--	(4,616)	--	(4,216)
Income (loss) before income taxes	(11,294)	102,420	(48)	(1,389)	237	5,663	--	95,589
Benefit (provision) for income taxes	3,775	(40,442)	--	(16)	--	(118)	--	(36,801)
Net income (loss) before equity in income of consolidated subsidiaries	(7,519)	61,978	(48)	(1,405)	237	5,545	--	58,788
Equity in income of consolidated subsidiaries	66,307	--	--	--	--	--	(66,307)	--
Net income (loss)	$ 58,788	$ 61,978	$ (48)	$ (1,405)	$ 237	$ 5,545	$ (66,307)	$ 58,788

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	$ --	$ 236,018	$ 2,276	$ 1,033	$ 1,188	$ 46,194	$ 1,766	$ 288,475
Total operating expense	3,942	131,410	2,378	2,066	1,050	36,697	1,766	179,309
Income (loss) from operations	(3,942)	104,608	(102)	(1,033)	138	9,497	--	109,166
Other expense	(7,066)	(2,180)	(185)	--	(3)	(783)	--	(10,217)
Equity investment income, net	--	1,709	--	--	--	--	--	1,709
Loss on put options, net	--	(433)	--	--	--	--	--	(433)
Minority interest in (income) loss of consolidated subsidiaries, net	--	--	140	--	--	(4,318)	--	(4,178)
Income (loss) before income taxes	(11,008)	103,704	(147)	(1,033)	135	4,396	--	96,047
Benefit (provision) for income taxes	1.352	(35,598)	--		--	684	--	(33,562)
Net income (loss) before equity in income of consolidated subsidiaries	(9,656)	68,106	(147)	(1,033)	135	5,080	--	62,485
Equity in income of consolidated subsidiaries	72,141	4,030	--	--	--	--	(76,171)	--
Net income (loss)	$ 62,485	$ 72,136	$ (147)	$ (1,033)	$ 135	$ 5,080	$ (76,171)	$ 62,485

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2005
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	$ 1	$ 564,912	$ 7,942	$ 5,513	$ 2,847	$ 118,754	$ (10,008)	$ 689,961
Total operating expense	11,117	440,765	8,192	7,747	2,681	101,416	(10,008)	561,910
Income (loss) from operations	(11,116)	124,147	(250)	(2,234)	166	17,338	--	128,051
Other expense	(20,334)	(6,417)	(721)	--	(18)	(2,364)	--	(29,854)
Equity investment loss, net	--	(783)	--	--	--	--	--	(783)
Gain on sale of equity investment	--	5,690	--	--	--	--	--	5,690
Gain on put options, net	--	741	--	--	--	--	--	741
Minority interest in (income) loss of consolidated subsidiaries, net	--	--	476	--	--	(7,456)	--	(6,980)
Income (loss) before income taxes	(31,450)	123,378	(495)	(2,234)	148	7,518	--	96,865
Benefit (provision) for income taxes	12,108	(49,335)	--	(16)	--	(50)	--	(37,293)
Net income (loss) before equity in income of consolidated subsidiaries	(19,342)	74,043	(495)	(2,250)	148	7,468	--	59,572
Equity in income of consolidated subsidiaries	78,914	--	--	--	--	--	(78,914)	--
Net income (loss)	$ 59,572	$ 74,043	$ (495)	$ (2,250)	$ 148	$ 7,468	$ (78,914)	$ 59,572

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	$ 50	$ 477,891	$ 6,354	$ 4,007	$ 2,469	$ 141,510	$ 7,229	$ 639,510
Total operating expense	7,836	373,580	7,633	5,952	2,458	109,421	7,229	514,109
Income (loss) from operations	(7,786)	104,311	(1,279)	(1,945)	11	32,089	--	125,401
Other expense	(60,227)	(9,296)	(561)	--	(15)	(1,697)	--	(71,796)
Equity investment loss, net	--	(470)	--	--	--	--	--	(470)
Loss on put options, net	--	(1,739)	--	--	--	--	--	(1,739)
Minority interest in (income) loss of consolidated subsidiaries, net	--	--	902	--	--	(7,083)	--	(6,181)
Income (loss) before income taxes	(68,013)	92,806	(938)	(1,945)	(4)	23,309	--	45,215
Benefit (provision) for income taxes	22,444	(31,498)	--	--	--	(5,817)	--	(14,871)
Net income (loss) before equity in income of consolidated subsidiaries	(45,569)	61,308	(938)	(1,945)	(4)	17,492	--	30,344
Equity in income of consolidated subsidiaries	75,913	14,603	--	--	--	--	(90,516)	--
Net income (loss)	$ 30,344	$ 75,911	$ (938)	$ (1,945)	$ (4)	$ 17,492	$ (90,516)	$ 30,344

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2005
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$ 24,122	$ 136,176	$ (311)	$ (151)	$ 272	$ 18,568	$ 178,676

Cash flows from investing activities:
Capital expenditures	--	(60,380)	(222)	(952)	16	(6,477)	(68,015)
Investments in real estate	--	(33,739)	--	--	--	(50)	(33,789)
Other investing activities, net	--	13,942	--	--	--	369	14,311
Net cash (used in) provided by investing activities	--	(80,177)	(222)	(952)	16	(6,158)	(87,493)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	116,901	--	--	--	--	116,901
Payments of long-term debt	--	(215,937)	--	--	--	(4,224)	(220,161)
Advances to (from) affiliates	(34,195)	32,549	33	1,160	(366)	819	--
Other financing activities, net	10,073	(1,773)	--	--	--	(1,483)	6,817
Net cash (used in) provided by financing activities	(24,122)	(68,260)	33	1,160	(366)	(4,888)	(96,443)

Net (decrease) increase in cash and cash equivalents	--	(12,261)	(500)	57	(78)	7,522	(5,260)

Cash and cash equivalents:
Beginning of period	--	40,387	954	15	171	4,801	46,328
End of period	$ --	$ 28,126	$ 454	$ 72	$ 93	$ 12,323	$ 41,068

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2004
(in thousands of dollars)

	Parent Company	100% Owned Guarantor Subsidiaries	JHL&S	RockResorts	Larkspur	Other Subsidiaries	Consolidated

Net cash flows provided by (used in) operating activities	$ 73,661	$ 59,324	$ (429)	$ 5,604	$ 349	$ 18,996	$ 157,505

Cash flows from investing activities:
Capital expenditures	--	(39,674)	(145)	(1,190)	(13)	(7,039)	(48,061)
Investments in real estate	--	(17,566)	--	--	--	5,976	(11,590)
Other investing activities, net	--	3,167	--	--	--	--	3,167
Net cash used in investing activities	--	(54,073)	(145)	(1,190)	(13)	(1,063)	(56,484)

Cash flows from financing activities:
Proceeds from the issuance of 6.75% Notes	390,000	--	--	--	--	--	390,000
Proceeds from borrowings under other long-term debt	--	169,316	--	--	--	1,086	170,402
Payment of 8.75% Notes	(348,753)	--	--	--	--	--	(348,753)
Payments of other long-term debt		(223,306)	--	--	--	(11,253)	(234,559)
Payments of tender premium	(22,690)	--	--	--	--	--	(22,690)
Advances to (from) affiliates	(85,251)	100,043	149	(4,399)	(164)	(10,378)	--
Other financing activities, net	(6,967)	(1,958)	--	--	--	1,933	(6,992)
Net cash (used in) provided by financing activities	(73,661)	44,095	149	(4,399)	(164)	(18,612)	(52,592)

Net increase (decrease) in cash and cash equivalents	--	49,346	(425)	15	172	(679)	48,429
Net increase in cash due to adoption of FIN 46R	--	4,428	--	--	--	--	4,428

Cash and cash equivalents:
Beginning of period	-	1,196	399	--	117	6,162	7,874
End of period	$ --	$ 54,970	$ (26)	$ 15	$ 289	$ 5,483	$ 60,731

13.  Subsequent Events

In May 2005, VAMHC, Inc. ("VAMHC"), a subsidiary of the Company, agreed to sell the assets constituting the Vail Marriott Mountain Resort and Spa (the "Vail Marriott") to DiamondRock Hospitality Limited Partnership ("DiamondRock") after DiamondRock expressed its interest in acquiring the Vail Marriott. The purchase price of $62 million is subject to certain adjustments and the transaction is currently expected to close in June 2005, subject to customary closing conditions. The carrying value of the assets to be sold was $56.9 million as of April 30, 2005. Additionally, upon closing, the Company will be required to complete certain capital projects that were part of the Company's 2005 capital plan as well as fund, in certain circumstances, certain other future improvements, the total of which is not expected to exceed $3.8 million. The Company anticipates recording an estimated $2 million loss on the sale of the Vail Marriott assets after consideration of all costs involved. After the sale of the Vail Marriott to DiamondRock, the Company will continue to manage the Vail Marriott pursuant to a 15-year management agreement with DiamondRock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2004 ("Form 10-K") and the Consolidated Condensed Financial Statements as of April 30, 2005 and 2004 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the SEC.

The following analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address a non-GAAP measure, Reported EBITDA (defined as segment net revenue less segment operating expense plus gain on transfer of property, as applicable, plus segment equity income). Reported EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America ("GAAP"). Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies. The Company believes that Reported EBITDA is an indicative measure of the Company's operating performance, and it is generally used by management to evaluate operating performance and by investors to evaluate companies in the resort and lodging industries. In addition, because of the significance of long-lived assets to the operations of the Company and the level of the Company's indebtedness, the Company also believes that Reported EBITDA is useful in measuring the Company's ability to fund capital expenditures and service debt. The Company utilizes Reported EBITDA targets in determining management bonuses. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income.

Overview

Virtually all of the Company's ski operations have been concluded for the fiscal year as of the end of the Company's third fiscal quarter. The 2004/05 ski season was a record year in terms of both revenue and skier visits for the Mountain segment, supported by overall increases in destination visitation and effective ticket prices ("ETP"). The record skier revenue and skier visitation also drove improvement in the Lodging segment for properties proximate to the Company's ski resorts. In addition, management believes that the cost cutting initiatives implemented in fiscal 2004 have been sustained in fiscal 2005. The Company's net income for the quarter ended April 30, 2005 decreased over the prior year period due primarily to lower Real Estate segment Reported EBITDA of $15.1 million, increased depreciation expense of $2.6 million and an increased effective tax rate, which resulted in additional expense of $3.2 million, mostly offset by a significant increase in Reported Resort (the combination of Mountain and Lodging) EBITDA of $17.9 million (all as discussed further below). The Company's net income for the nine months ended April 30, 2005 improved significantly over the same period in the prior year driven primarily by improved Reported Resort EBITDA of $27.0 million, the gain on the sale of BG Resort of $5.7 million, the loss on extinguishment of debt recorded in the prior year of $36.2 million and the mold remediation charges recorded in the prior year of $5.5 million, partially offset by lower Reported Real Estate EBITDA of $25.5 million and an increased effective tax rate which resulted in incremental expense of $5.4 million (all as discussed further below).

Trends, Risks and Uncertainties

Together with those factors identified in the Company's July 31, 2004 Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

  As disclosed in Note 7, Sale of Investment in Bachelor Gulch Resort, LLC, of the Notes to Consolidated Condensed Financial Statements, the Company sold its interest in BG Resort, which was the Company's only investment in a hotel property not directly managed by the Company. As a result of this disposition, the Company's Lodging Reported EBITDA for the periods subsequent to the date of the sale will no longer reflect what have historically been equity investment losses from BG Resort. As disclosed in Note 13, Subsequent Events, of the Notes to Consolidated Condensed Financial Statements, the Company entered into a contract to sell the assets constituting the Vail Marriott. After the sale, the Company will continue to manage the Vail Marriott pursuant to a management agreement. If this disposition occurs as contemplated, the Company's Lodging Reported EBITDA for the periods subsequent to the date of the sale will no longer reflect what has historically been positive Reported EBITDA from the Vail Marriott, which will be partially offset by the recognition of management fee revenue for the hotel. The Company's May 2005 acquisition of the 49% minority interest in SRL&S will not directly impact Reported EBITDA for the Company, as this entity has historically been consolidated by the Company. The Company is also exploring the viability of selling the underlying assets of certain of its other lodging properties (although the Company has not committed to a formal plan to sell its lodging properties) with the intent to retain the management of those properties, although no binding agreements have been reached at this time (except as noted above) and there can be no certainty that any such agreements will be made in the future.
  Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could negatively impact the results of operations of the Lodging segment. In May 2005, RockResorts' management agreement for Casa Madrona Hotel and Spa ("Casa Madrona") in Sausalito, California was terminated as the result of an ownership change of the hotel, which resulted in the Company receiving a $417,000 termination fee, but loss of future management fees. The Company recorded management fees of $107,000 for Casa Madrona for the nine months ended April 30, 2005. The Company continues to pursue additional management contracts, and obtained the Lodge & Spa at Cordillera management contract in May 2005.
  GTLC operates three lodging resort properties and related recreation and support services within Grand Teton National Park under a concession contract with the National Park Service that expired on December 31, 2002. This contract was extended twice for a total of three years through December 31, 2005. The new contract for this concession will begin January 1, 2006 and is subject to a competitive bidding process under the rules promulgated to implement the concession provisions of the National Park Omnibus Management Act of 1998. The National Park Service issued the prospectus governing submissions by potential bidders for the concession contract on June 1, 2005, with all offers due by September 28, 2005. The Company cannot predict or guarantee the prospects for success in award of a new contract, although the Company believes GTLC is well positioned to obtain a new concession contract on satisfactory terms. In the event GTLC is not the successful bidder for the new concession contract, under the existing contract GTLC is required to sell to the new concessionaire its "possessory interest" in improvements and its other property used in connection with the concession operations. GTLC would then be entitled to receive compensation from the successful bidder for the value of its "possessory interest" in the assets. Under an amendment to the contract in the summer of 2003, GTLC and the National Park Service agreed upon the possessory interest value and that value is contained in the June 1, 2005 prospectus.
  The Company has received approval from the Vail Town Council for numerous LionsHead development projects and plans to proceed with the projects subject to, among other things, meeting the Company's development pre-sale requirements. The Company generally pre-sells residential units to ensure the economic viability of a development. Pre-sales require the buyer to provide an earnest money deposit to the Company, which is refundable to the buyer should the Company fail to complete the related development. Pre-sale targets are set by management to mitigate the risks of development projects. Generally, the Company strives to meet its pre-sale targets in the period between the commencement of the marketing of a development and the planned commencement of construction. The periods have historically ranged between two and twelve months. As of the date of this filing, the Company has executed purchase and sale agreements for all of the Gore Creek Townhomes units and all of the 67 Arrabelle condominium units. The Company expects to incur between $225 million and $255 million of construction costs on the Gore Creek Townhome and Arrabelle projects (including the construction of related depreciable assets). Primary construction activities for the Arrabelle and Gore Creek Townhome developments commenced in May 2005, and closing on the residential units is expected in the first quarter of fiscal year 2007 for Gore Creek Townhomes and in the second quarter of fiscal 2008 for Arrabelle. Real estate deposits recorded as liabilities on the Company's books were $23.6 million, $23.8 million and $3.8 million as of April 30, 2005, July 31, 2004 and April 30, 2004, respectively. The Company plans to fund the Arrabelle and Gore Creek Townhomes construction with project specific non-recourse financing. The Company announced in June the next project in the LionsHead redevelopment. The project, which will be located adjacent to the Vail Marriott, is planned to include The Ritz-Carlton Residences, Vail, with 108 luxury condominiums, and a proposed new base village high-speed chairlift. In conjunction with this project, the Company will need certain approvals, including certain regulatory approvals for the chairlift.
  Real Estate Reported EBITDA is highly dependent on the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate units could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in fiscal 2007 to 2009.
  Remediation of the mold problem at Breckenridge Terrace has been substantially completed and a vast majority of the facility was re-opened in November 2004. The Company's estimated remaining costs are based on currently available data and do not reflect any potential reimbursement from other parties. An arbitration hearing date has been set with other responsible parties for late summer 2005 (see Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this issue).
  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), beginning with the Company's Annual Report on Form 10-K for the fiscal year ending July 31, 2005, the Company will be required to furnish a report by its management on its internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not the Company's internal control over financial reporting are effective. This assessment must include disclosure of any material weaknesses in internal control over financial reporting identified by management. Such report will also contain a statement that the Company's independent registered public accounting firm has issued an attestation report on management's assessment of such internal control. If management is unable to assert that the Company's internal control over financial reporting are effective as of July 31, 2005, or if the Company's independent registered accounting firm is unable to attest that the management report is fairly stated or is unable to express an opinion on management's evaluation, this may impact the reliability of the Company's internal control over financial reporting.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Results of Operations

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three and nine months ended April 30, 2005 versus the three and nine months ended April 30, 2004.

Mountain Segment

Mountain segment operating results for the three and nine months ended April 30, 2005 and 2004 are presented by category as follows (in thousands, except ETP amounts):

	Three Months Ended		Percentage
	April 30,		Increase
	2005	2004	(Decrease)

Lift tickets	$ 130,213	$ 115,866	12.4%
Ski school	36,727	33,126	10.9%
Dining	25,951	25,093	3.4%
Retail/rental	42,772	39,917	7.2%
Other	21,162	19,398	9.1%
Total Mountain net operating revenue	256,825	233,400	10.0%

Total Mountain operating expense	132,399	125,949	5.1%
Mountain equity income, net	438	654	(33.0)%
Total Mountain Reported EBITDA	$ 124,864	$ 108,105	15.5%

Total skier visits	3,269	3,013	8.5%
ETP	$ 39.83	$ 38.46	3.6%

	Nine Months Ended		Percentage
	April 30,		Increase
	2005	2004	(Decrease)

Lift tickets	$233,269	$212,547	9.8%
Ski school	63,842	58,171	9.8%
Dining	49,353	47,418	4.1%
Retail/rental	105,747	101,991	3.7%
Other	53,273	46,887	13.6%
Total Mountain net operating revenue	505,484	467,014	8.2%

Total Mountain operating expense	329,210	312,728	5.3%
Mountain equity income, net	2,003	1,222	63.9%
Total Mountain Reported EBITDA	$178,277	$155,508	14.6%

Total skier visits	5,933	5,636	5.3%
ETP	$ 39.32	$ 37.71	4.3%

Certain reclassifications have been made to the Mountain segment operating results for the three and nine months ended April 30, 2004 to conform to the current period presentation.

The end of the third quarter marks the end of substantially all of the Company's ski operations. Heavenly is the Company's only ski resort that has operations continuing into May.

Lift revenues for the quarter and nine months are up due to a 3.6% and 4.3% increase in ETP, respectively, and an 8.5% and 5.3% increase in skier visits, respectively, with all five of the Company's ski resorts posting increased lift revenue year-over-year. The increase in ETP, which is lift revenue divided by skier visits, is a function of increased absolute pricing for both lift tickets and season passes, which was supported by substantial new capital improvements, including new high speed lifts, and expanded grooming and snowmaking efforts. Additionally, the Company experienced a higher mix of destination, including international, visitors, favorably impacting skier visits and ETP, as destination visitors tend to pay premium prices for lift tickets and also tend to spend more on ancillary services such as ski school and dining. Ancillary businesses including ski school, mountain dining and retail/rental increased consistent with the increase in lift ticket revenues for both the quarter and nine months ended April 30, 2005. Other factors impacting revenue were: the timing of Easter, which fell in March in the current fiscal year and April in the prior fiscal year, enabling the company to maximize pricing for Easter visitors in its peak month of March; an unseasonably warm month of March in the prior fiscal year; and, for the nine month period, the loss of an extra day of peak season operations as a result of the Leap Year in fiscal 2004 and the timing of the Christmas and New Year's holidays, which both fell on Saturday in fiscal 2005.

The increase in other revenue for the three months ended April 30, 2005 versus the same period in fiscal 2004 is due primarily to increased private club dues revenue from increased memberships and pricing and increased employee housing revenue due to the re-opening of a facility that closed in fiscal 2004 and expanded operations. In addition to these factors, other revenue for the nine months ended April 30, 2005 increased versus the same period in the prior year as a result of the distribution of certain commercial leasing operations from KRED in December 2003.

In November 2003, the Company began consolidating the Employee Housing Entities under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). The consolidation of these entities under FIN 46R created an increase to Mountain revenue and Mountain operating expense of $382,000 and $513,000, respectively, for the nine months ended April 30, 2005 versus the same period last year, and consolidation of these entities also resulted in the elimination of associated depreciation and interest expense related to these entities from the Mountain segment because these entities were formerly included as a component of Mountain equity income. Additionally, in February 2004, the Company began consolidating APII, which created an increase to Mountain revenue and Mountain operating expense of $1.1 million and $358,000, respectively, in the nine months ended April 30, 2005 versus the same period last year.

Mountain operating expense is generally not expected to increase commensurate with an increase in revenue due to the primarily fixed-cost nature of the business. However, new initiatives to expand grooming and snowmaking caused an increase in variable costs including labor, utilities and fuel. Corporate allocations increased due to higher legal, SOX 404 compliance costs and operating costs associated with the re-opening of Breckenridge Terrace, which was closed for the entire ski season last year. Mountain equity income for the three months ended April 30, 2005 decreased due to the timing of real estate brokerage entity transactions. Mountain equity income for the nine months ended April 30, 2005 increased due to the timing of real estate brokerage entity transactions as a result of the continually improving real estate market.

Lodging Segment

Lodging segment operating results for the three and nine months ended April 30, 2005 and 2004 are presented by category as follows (dollars in thousands except ADR):

	Three Months Ended		Percentage
	April 30,		Increase
	2005	2004	(Decrease)

Total Lodging net operating revenue	$56,285	$50,910	10.6%
Total Lodging operating expense	43,164	39,521	9.2%
Lodging equity income, net	--	567	(100.0)%
Total Lodging Reported EBITDA	$13,121	$11,956	9.7%

Average Daily Rate ("ADR")	$ 238.16	$ 224.05	6.3%

	Nine Months Ended		Percentage
	April 30,		Increase
	2005	2004	(Decrease)

Total Lodging net operating revenue	$145,148	$133,943	8.4%
Total Lodging operating expense	127,282	120,578	5.6%
Lodging equity loss, net	(2,679)	(2,384)	12.4%
Total Lodging Reported EBITDA	$ 15,187	$ 10,981	38.3%

Average Daily Rate ("ADR")	$ 208.26	$ 200.08	4.1%

Certain reclassifications have been made to the Lodging segment operating results for the three and nine months ended April 30, 2004 to conform to the current period presentation.

Lodging Reported EBITDA for the three months ended April 30, 2004 includes $567,000 of equity investment income, related to the Company's investment in BG Resort, which was sold on December 8, 2004. The Company recorded $2.7 million and $2.2 million in equity investment losses related to BG Resort for the nine months ended April 30, 2005 and 2004, respectively.

Lodging Reported EBITDA has improved significantly in fiscal 2005 as a result of improved ADR and paid occupancy while controlling related variable expenses. The Lodging segment's Colorado properties, which are all proximate to the Company's ski resorts, have also benefited from the increase in skier visits and increased destination guests, and have also experienced an increase in group business (primarily within the Vail and Beaver Creek properties). Management believes the increase in group business is the result of an increased focus on this business coupled with improvements in the overall lodging industry related to economic rebound and decreased travel-related concerns. The Company's non-Colorado lodging properties also performed favorably in fiscal 2005. SRL&S has improved significantly compared to last year, primarily as a result of increased room rates, expanded property management operations and increased visitation at Jackson Hole Mountain Resort (the hotel is at the ski area's base). Rancho Mirage achieved substantially improved food and beverage operations through an increase in banquet revenues associated with groups and better cost management. GTLC, which is only open from May to October, had improved operating performance that favorably impacted the Company's first fiscal quarter, due largely to two incremental days of operation. As noted above, variable expenses were controlled in the Lodging segment as a result of management focus; however, the Lodging segment was unfavorably impacted by the same increased corporate allocation items noted in the Mountain segment discussion.

The Lodging equity loss is primarily associated with the operations of BG Resort. While hotel operations at BG Resort have improved markedly over last year, the equity loss on a year-to-date basis was unfavorably impacted as a result of debt extinguishment charges incurred by the entity in the first quarter of fiscal 2005. See Note 7, Sale of Investment in Bachelor Gulch Resort, LLC, in the Notes to Consolidated Condensed Financial Statements for information on the sale of the Company's investment in BG Resort in December 2004.

The consolidation of the Employee Housing Entities as of November 1, 2003 also caused a $63,000 and a $101,000 increase in Lodging operating revenue and Lodging operating expense, respectively, in the Company's first quarter of fiscal 2005 versus the same period last year, and consolidation of these entities also resulted in the elimination of associated depreciation and interest expense related to these entities from the Lodging segment because these entities were formerly included as a component of Lodging equity income.

Real Estate Segment

Real Estate segment operating results for the three and nine months ended April 30, 2005 and 2004 are presented by major project categories as follows (dollars in thousands):

	Three Months Ended		Percentage
	April 30,		Increase
	2005	2004	(Decrease)

Single family land sales	$ 3,636	$ 435	735.9%
Multi-family land sales	262	1,703	(84.6)%
Residential and commercial condominiums	--	1,552	(100.0)%
Parking unit sales	10,150	--	100.0%
Other	293	475	(38.3)%
Total Real Estate net operating revenue	14,341	4,165	244.3%

Total Real Estate operating expense	16,165	(8,578)	(288.4)%
Real Estate equity (loss) income, net	(48)	488	(109.8)%
Total Real Estate Reported EBITDA	$(1,872)	$13,231	(114.1)%

	Nine Months Ended		Percentage
	April 30,		Increase
	2005	2004	(Decrease)

Single family land sales	$ 24,436	$ 4,812	407.8%
Multi-family land sales	4,169	20,348	(79.5)%
Residential and commercial condominiums	--	5,879	(100.0)%
Parking unit sales	10,150	--	100.0%
Other	574	7,514	(92.4)%
Total Real Estate net operating revenue	39,329	38,553	2.0%

Gain on transfer of property	--	2,147	(100.0)%
Total Real Estate operating expense	32,939	9,610	242.8%
Real Estate equity (loss) income, net	(107)	692	(115.5)%
Total Real Estate Reported EBITDA	$ 6,283	$ 31,782	(80.2)%

Fiscal 2005 Real Estate revenue for the three months ended April 30, 2005 primarily includes $10.2 million associated with the sale of parking spaces in the new Founders' Garage in Vail Village and revenue recognition associated with single-family homesite sales at Jackson Hole Golf & Tennis development, Bachelor Gulch and Red Sky Ranch. Real Estate revenue for the nine months ended April 30, 2005 also included incremental closings on single-family homesites at Jackson Hole Golf & Tennis, Bachelor Gulch and Red Sky Ranch as well as recognition of a previously deferred $2.5 million land gain associated with the sale of BG Resort in December 2004 and recognition of $2.3 million of contingent gains associated with a development parcel sold in the prior year. Fiscal 2004 Real Estate revenue included the sale of a major development parcel in Bachelor Gulch in the first fiscal quarter, the sale of a development parcel in Arrowhead, single-family lot closings at Breckenridge's Timber Trail, and closings on Mountain Thunder Lodge condominiums. In addition, in the nine months ended April 30, 2004, the Company recorded a $2.1 million gain on transfer of real property associated with the transfer of property to the Company's Chief Executive Officer and the former president of the real estate division in accordance with compensation arrangements.

Real Estate operating expense consists primarily of the cost of sales and related selling expenses associated with sales of real estate, and also includes general and administrative expenses associated with real estate operations and an allocation of corporate selling, general and administrative expenses. In the third quarter of fiscal 2004, a $15.1 million liability associated with capital improvement fees for Smith Creek Metropolitan District ("SCMD") was relieved as a result of Bachelor Gulch Metropolitan District's bond issuance in the third quarter of fiscal 2004, the proceeds of which were used to completely pay off all of SCMD's outstanding bonds, resulting in the elimination of a subsidy liability thereby reducing Real Estate operating expense.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Gain on sale of equity investment. The Company recorded a $5.7 million gain in the nine months ended April 30, 2005 associated with the sale of the Company's interest in BG Resort (see Note 7, Sale of Investment in Bachelor Gulch Resort, LLC, in the Notes to Consolidated Condensed Financial Statements).

Depreciation and amortization. Depreciation and amortization expense for the quarter and year to date has increased primarily as a result of the acceleration of depreciation for certain assets which are being retired in advance of their previously estimated useful lives as a result of redevelopment and capital project improvements as well as an increased fixed asset base due to normal capital expenditures; the nine months ended April 30, 2005 also includes a full nine months of depreciation and amortization for the Employee Housing Entities, which were consolidated under FIN 46R as of November 1, 2003. The average annualized depreciation rate for the three and nine months ended April 30, 2005 was 8.4% and 7.8%, respectively, as compared to an average annualized depreciation rate for the three and nine months ended April 30, 2004 of 7.6% and 7.7%, respectively.

Impairment charge. The Company recorded a $1.6 million asset impairment charge in the three months ended April 30, 2005 associated with the intangible asset related to the RockResorts call option (see Note 8, Put and Call Options, in the Notes to Consolidated Condensed Financial Statements).

Interest expense. The Company's primary sources of interest expense are the Credit Facility, the Industrial Development Bonds and the Senior Subordinated Notes. The decrease in interest expense for the three and nine months ended April 30, 2005 versus the same periods in the prior year is due to the replacement of the 8.75% Notes with the 6.75% Notes, reduced pricing on the Credit Facility Term Loan, extinguishment of the Credit Facility Term Loan in January 2005, improved pricing for interest rate margins and commitment fees due to the Credit Facility refinancing in January 2005 as well as an improved Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) and, for the nine months ended April 30, 2005, lower average borrowings on the Credit Facility Revolver. These reductions are partially offset by the consolidation of the Employee Housing Entities under FIN 46R. The decrease in interest expense related to the replacement of the 8.75% Notes with the 6.75% Notes was approximately $593,000 for the quarter and approximately $3.9 million year to date. Average borrowings under the Credit Facility Revolver were $6.2 million for the three and nine months ended April 30, 2005. Average borrowings under the Credit Facility Revolver were $67,000 and $30.5 million for the three and nine months ended April 30, 2004, respectively.

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

The Company recorded a $612,000 debt extinguishment charge in January 2005 in connection with the refinancing of the Company's Credit Facility. The debt extinguishment charge is related to the write-off of unamortized issuance costs associated with the Credit Facility Term Loan, which was completely paid off.

Gain/loss on put option. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The net loss in the three months ended April 30, 2005 was related to the increase in the estimated fair market value of the liability associated with the RTP put option. The net gain in the nine months ended April 30, 2005 was primarily related to the decrease in the estimated fair market value of the liabilities associated with the SSV and RTP put options. The net loss for the three and nine months ended April 30, 2004 was primarily due to an increase in the estimated fair market value of the liabilities associated with the SSV and RockResorts put options offset slightly by a decrease in the estimated value of the RTP put option liability. See Note 8, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company's put options.

Income taxes. The effective tax rate for the three months ended April 30, 2005 was 38.5% compared to 34.9% for the same period last year. The effective tax rate for the nine months ended April 30, 2005 was 38.5% compared to 32.8% for the same period last year. The interim period effective tax rate for the current and prior year is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes. The lower prior year tax rate was primarily a result of costs associated with debt extinguishment and a mold remediation charge.

Reconciliation of non-GAAP measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Mountain Reported EBITDA	$ 124,864	$ 108,105	$ 178,277	$ 155,508
Lodging Reported EBITDA	13,121	11,956	15,187	10,981
Real Estate Reported EBITDA	(1,872)	13,231	6,283	31,782
Total Reported EBITDA	136,113	133,292	199,747	198,271
Depreciation and amortization expense	(25,039)	(22,406)	(69,387)	(65,340)
Asset impairment charge	(1,573)	--	(1,573)	(933)
Mold remediation charge	--	--	--	(5,500)
Loss on disposal of fixed assets	(38)	(11)	(1,519)	(1,567)
Investment income, net	141	445	1,443	1,338
Interest expense	(9,349)	(10,664)	(30,734)	(36,930)
Loss on extinguishment of debt	--	--	(612)	(36,195)
(Loss) gain on sale of equity investment	(3)	--	5,690	--
(Loss) gain on put options, net	(447)	(433)	741	(1,739)
Other income (expense), net	--	2	49	(9)
Minority interest in income of consolidated subsidiaries, net	(4,216)	(4,178)	(6,980)	(6,181)
Income before provision benefit for income taxes	95,589	96,047	96,865	45,215
Provision for income taxes	(36,801)	(33,562)	(37,293)	(14,871)
Net income	$ 58,788	$ 62,485	$ 59,572	$ 30,344

SEC Investigation

In February 2003, the SEC informed the Company that it had issued a formal order of investigation with respect to the Company. Since the inception of the SEC's investigation, the SEC has issued several subpoenas to the Company and made voluntary requests to the Company to provide documents and information related to several matters previously restated by the Company in its publicly filed restatements of certain prior years, as well as other items. Certain current and former directors, officers and employees of the Company have appeared for testimony before the SEC pursuant to subpoena. The Company has fully cooperated with the SEC in its investigation, which the Company believes is now substantially complete.

The Company has been informed by the Staff of the Central Regional Office of the SEC that it is considering whether to recommend that the SEC commence a civil proceeding against the Company alleging violations of the federal securities laws with respect to a number of the matters that have been the subject of the SEC investigation. The Company is currently engaged in discussions with the SEC staff about a potential resolution of these matters, and continues to cooperate fully with the SEC in respect of its investigation. The Company is unable to predict whether it will be able to resolve these matters with the Staff in a satisfactory manner, or if the SEC will ultimately determine to initiate an action or what remedies the SEC may seek, including the imposition of fines and penalties. If the SEC determines to initiate an action, it is possible that such action could have a material adverse effect on the Company, including diverting the efforts and attention of management from the business operations and increasing legal expenses associated with the matter.

In connection with the SEC investigation, the Company is currently in discussions with the Office of the Chief Accountant of the SEC regarding whether a portion or all of certain ski infrastructure assets placed in service primarily in the 1990s should have been capitalized as resort assets subject to depreciation as opposed to the historical accounting treatment of including such costs as real estate project costs and expensing these costs when the related real estate was sold. The Company believes that, if any amounts are required to be capitalized as ski infrastructure costs, the effect of such change on its historical financial statements would not be material. In addition, the Company believes that the remaining matters involved in the SEC investigation (excluding any potential monetary fine or penalty) would not otherwise materially affect the Company's reported results of operations for fiscal 2004 or the current fiscal year.

Liquidity and Capital Resources

The Company has historically provided for operating expenditures, debt service, capital expenditures and acquisitions through a combination of cash flow from operations (including sales of real estate) and short-term and long-term borrowings.

Cash flows from operations for the nine months ended April 30, 2005 were $178.7 million versus $157.5 million for the nine months ended April 30, 2004. The $21.2 million increase in fiscal 2005 operating cash flows for the nine months ended April 30, 2005 is primarily driven by: 1) a $26.5 million increase in net operating revenues in excess of operating expenses for the Mountain and Lodging segments as a result of improved operating performance, 2) $6.2 million in interest cost savings, 3) the prior year transfer of $11.2 million to restricted cash for the subsequent payoff of the remainder of the 8.75% Notes, 4) the prior year establishment of $4.6 million of compensating balances for certain depository accounts, 5) the prior year increase of $2.7 million in cash reserves required for workers' compensation and 6) a $2.2 million increase associated with the release of cash previously restricted for capital improvements to the Vail Marriott. These increases are partially offset by: 1) payment of $7.4 million of fiscal 2004 management bonuses in the first quarter of fiscal 2005, 2) the collection in the prior year of $8.8 million of receivables related to income taxes, 3) a $7.1 million decrease in accrued interest due to a change in timing of scheduled interest payments resulting from the retiring of the Senior Subordinated Notes, 4) collection in fiscal 2004 of a $2.8 million installment payment related to private club initiation fees and 5) general timing of disbursements within accounts payable and other accruals.

Net cash used in investing activities in the nine months ended April 30, 2005 increased $31.0 million as compared to the nine months ended April 30, 2004 due primarily to increased investments in real estate of $22.2 million in fiscal 2005 resulting from the Company's heightened real estate development activity, increased non-real estate related capital expenditures of $20.0 million in fiscal 2005 due to the timing of expenditures versus the prior year as well as investments in depreciable assets resulting from new real estate activity, and cash paid in fiscal 2005 upon the exercise of a put option for the acquisition of an additional equity interest in SSV of $5.8 million. These increases were offset by proceeds of $12.7 million from the sale of the investment in BG Resort and a $4.1 million increase in distributions received from KRED.

The Company spent $68.0 million for capital expenditures during the nine months ended April 30, 2005; significant projects included the installation of two new high-speed chairlifts and related infrastructure at Beaver Creek, net of contributions made by BGVA and BCRC (see Note 10, Commitments and Contingencies, in the Notes to Condensed Financial Statements), a new high-speed chairlift and restaurant upgrades at Heavenly, initial payments for three new chairlifts at Beaver Creek, Heavenly and Breckenridge to be constructed in the summer of 2005, expansion of the grooming fleet at all five resorts and the continued renovation of Rancho Mirage, as well as expenditures for depreciable assets being constructed as a result of real estate development activity.

Investments in real estate were $33.8 million during the nine months ended April 30, 2005, consisting primarily of development activities associated with the LionsHead redevelopment, Vail's "Front Door" development and planning and development activities for projects in and around each of the Company's resorts.

During the nine months ended April 30, 2005, financing activities consisted primarily of the complete payoff of $98.8 million principal under the Credit Facility Term Loan, net repayments of $4.5 million under other long-term debt and payment of $1.8 million of debt issuance costs, partially offset by $10.1 million received from the exercise of stock options. During the nine months ended April 30, 2004, the Company used $52.6 million in its financing activities consisting primarily of $22.9 million in net long-term debt payments (including a $348.8 million principal payment on the 8.75% Notes related to the tender offer, payment of a $25.0 million note associated with the purchase of Rancho Mirage and the payment of $14.0 million of debt assumed in the KRED distribution offset by proceeds from the issuance of the 6.75% Notes of $390.0 million), payment of a $22.7 million tender premium and payment of $7.0 million of debt issuance costs. Due to amendment of the Credit Facility at the end of second quarter of fiscal 2005, the Company recognized in the third quarter of fiscal 2005 the cost benefits of the reduction in interest and commitment fees resulting from reduced pricing and the payoff of the Credit Facility Term Loan.

Capital Structure

On January 28, 2005, the Company announced the amendment of its Credit Facility. Key modifications to the Credit Facility included, among other things, payoff of the $100 million Credit Facility Term Loan, the expansion of the Credit Facility Revolver commitments to $400 million from $325 million, extension of the maturity on the Credit Facility Revolver to January 2010 from June 2007, improved pricing for interest rate margins and commitment fees, and improved flexibility in the Company's ability to make investments and distributions. See Note 4, Long-Term Debt, in the accompanying Notes to Condensed Consolidated Financial Statements for more information on this transaction. The Company utilized cash on hand and borrowings under the Credit Facility Revolver of approximately $25 million to pay off the Credit Facility Term Loan. As a result of this transaction and improved results of operations, the Company's ratio of total debt to Reported EBITDA has improved substantially.

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Agreement"). Pursuant to the Agreement, Apollo converted all of its Class A common stock into the Company's common shares. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004 covering certain of the shares to be owned by the limited partners of Apollo. As a result of this agreement, the Company now has only one class of directors. Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors.

Liquidity Needs

Management believes the Company is in a position to satisfy its current working capital, debt service and capital expenditure requirements for at least the next twelve months with cash flows from operations and availability under the Credit Facility; the Company also plans to utilize alternative financing arrangements for certain real estate projects. The Company's debt service requirements can be impacted by changing interest rates. As of April 30, 2005, the Company had $62.3 million of variable-rate debt outstanding. Based on the variable-rate borrowings outstanding as of April 30, 2005, a 100-basis point change in LIBOR would cause the Company's monthly interest expense to change by approximately $52,000. The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact its availability under its Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

The Company's Board of Directors recently authorized approximately $65.4 million of Resort-related capital expenditures for calendar 2005, plus approximately $2.9 million of "rollover" capital, which was budgeted but not completed in calendar 2004. This capital investment will allow the Company to maintain its high quality standards, as well as provide for incremental discretionary resort improvements at the Company's five ski resorts and throughout its hotels. Highlights of these expenditures include three new high-speed chairlifts at the Beaver Creek, Breckenridge and Heavenly ski resorts; snowmaking upgrades at the Vail, Beaver Creek, Breckenridge and Keystone resorts; ski trail enhancements at Vail, Heavenly, Keystone and Breckenridge; restaurant and/or hotel renovations at Vail, Beaver Creek and Keystone; and upgrades to the central reservations, marketing database and e-commerce booking systems, among other projects. Of this calendar 2005 budget, the Company expects to incur approximately $10 million to $20 million in capital expenditures for Resort operations during the remainder of fiscal 2005. The Company plans to primarily utilize cash flows from operations and, if necessary, borrowings under the Credit Facility to fund these capital expenditures.

The Company expects to spend approximately $138 million in calendar 2005 for real estate development activity, primarily for the Arrabelle and Gore Creek Townhome projects in LionsHead and the Jackson Hole Golf & Tennis development. However, the Company expects that net cash used by real estate development activity will be substantially less, as the Company plans to fund approximately $51 million of these real estate capital expenditures with project specific non-recourse financing. Additionally, the Company expects to benefit from the generation of anticipated cash flows from real estate deposits and planned land sales. The real estate capital expenditures include approximately $44 million of costs for assets which will ultimately be capitalized as fixed assets. Based on the status of several specific real estate projects, the Company will continue to invest significant amounts in real estate capital expenditures over the next several years, which the Company expects to fund using the same sources noted above. Significant cash receipts from real estate closings in LionsHead, Vail Village and other real estate activity are anticipated starting in fiscal 2007. Completion of planned projects may be dependent upon necessary regulatory approval.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its bank credit facilities and Senior Subordinated Notes. The most restrictive of those covenants include the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (as defined in the underlying credit facilities). In addition, the Company's financing arrangements limit its ability to incur certain indebtedness, make certain restricted payments, make certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets. The Company's borrowing availability under the Credit Facility is primarily determined by the Funded Debt to Adjusted EBITDA ratio, which is based on the Company's segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of April 30, 2005. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2005. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $522.5 million as of April 30, 2005, are currently recognized as liabilities in the Company's Consolidated Condensed Balance Sheet. Operating lease and service agreement obligations, which total $46.7 million as of April 30, 2005, are not recognized as liabilities in the Company's Consolidated Condensed Balance Sheet, which is in accordance with accounting principles generally accepted in the United States of America. A summary of the Company's contractual obligations as of April 30, 2005 is as follows:

		Payments Due by Fiscal Period (in thousands)
Contractual Obligations		Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	Long-Term Debt(1)	$ 522,527	$ 1,300	$ 14,069	$ 15,635	$ 491,523
	Operating Leases and Service Contracts	46,715	2,934	17,876	10,813	15,092
	Purchase Obligations(2)	247,175	236,396	10,762	17	-
	Other Long-Term Obligations (3)	1,928	1,928	-	-	-
Total Contractual Cash Obligations		$ 818,345	$242,558	$ 42,707	$ 26,465	$ 506,615

(1)

Interest payments associated with Long-Term Debt have not been included in the table above. Assuming that long-term debt as of April 30, 2005 is held to maturity and utilizing interest rates in effect at April 30, 2005 for variable-rate debt, the Company anticipates that its annual interest payments (including commitment fees and letter of credit fees) on long-tem debt as of April 30, 2005 will be in the range of $33 million to $37 million for at least the next five years. In addition, given the long range maturities of the majority of the Company's long-term debt (see Note 4, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements), the Company anticipates that annual interest payments will continue at or slightly below this level beyond five years. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of April 30, 2005, and do not reflect interest obligations on potential future debt, such as non-recourse financing associated with real estate development. Furthermore, the estimates do not attempt to predict future fluctuations in revolving credit facility balances, rather, future annual interest rate payments associated with these facilities are based on debt outstanding under those facilities as of April 30, 2005.

(2)

Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued interest, and liabilities (including advances) to complete real estate projects on the Company's Consolidated Condensed Balance Sheet as of April 30, 2005 and other obligations for goods and services not yet recorded.

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

Off Balance Sheet Arrangements

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment", which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

SFAS 123R permits public companies to adopt its requirements using one of two methods. Under the "modified prospective" method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method it will use in adopting SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R pronouncement guidelines and Staff Accounting Bulletin No. 107 related to employee stock options. Current estimates of option values used by the Company in its pro forma disclosure by applying the Black-Scholes method may not be indicative of results from the final methodology the Company elects to adopt for reporting under SFAS 123R guidelines. The Company is evaluating SFAS 123R and has not yet determined the amount of stock option expense which will be recorded upon the adoption of SFAS 123R.

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

Readers are also referred to the uncertainties and risks identified in the Company's Registration Statement on Form S-3 (Commission File No. 333-119687) and the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2005, the Company had $62.3 million of variable rate indebtedness, representing 11.9% of total debt outstanding, at an average interest rate during the nine months ended April 30, 2005 of 4.8%, including commitment fees on the Credit Facility Revolver. Based on the variable-rate borrowings outstanding as of April 30, 2005, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $52,000.

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

Changes in internal controls. There were no changes in the Company's internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.11*	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341).
10.12*	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
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

10.18(a)	Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005.	20
10.18(b)	First Amendment to Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 10, 2005.	79
31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	89
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	91
99.1	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
99.2(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.2(b)	Amendment to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.3(b)	Amendment to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
99.5(c)	Amendment to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 9, 2005.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	June 9, 2005