Form 10-K
period 2005-07-31
VAIL RESORTS INC
filed 2005-10-05
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2005
or
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

Registrant's telephone number, including area code: (970) 845-2500

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
 ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share closing price on the New York Stock Exchange Composite Tape as of January 31, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $799.8 million.

As of September 26, 2005, 36,736,325 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Annual Meeting of Shareholders is incorporated by reference herein into Part III, Items 10 through 14.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, among others, economic downturns; terrorist acts upon the United States; threat of or actual war; our ability to obtain financing on terms acceptable to us to finance our capital expenditure and growth strategy; our ability to develop our resort and real estate operations; competition in our Mountain and Lodging businesses; failure to commence or complete the planned real estate development projects; failure to achieve the anticipated short and long-term financial benefits from the planned real estate development projects; implications arising from new Financial Accounting Standards Board ("FASB")/governmental legislation, rulings or interpretations; termination of existing hotel management contracts; our reliance on government permits or approval for our use of federal land or to make additional improvements; our ability to integrate and successfully operate future acquisitions; expenses or adverse consequences of current or future legal claims; shortages or rising costs in construction materials; adverse changes in the real estate market and unfavorable weather conditions.. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Annual Report on Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. We might not update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1.  BUSINESS.

General

Vail Resorts, Inc. was organized as a public holding company in 1997 and operates through various subsidiaries (collectively, the "Company"). The Company's operations are grouped into three segments: Mountain, Lodging, and Real Estate, which represented approximately 67%, 24%, and 9%, respectively, of the Company's revenues for the 2005 fiscal year. The Company's Mountain segment owns and operates five premier ski resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile. The Company's Lodging segment owns and/or manages a collection of luxury hotels, a destination resort at Grand Teton National Park, and a series of strategic lodging properties located in proximity to the Company's ski resorts. Collectively, the Mountain and Lodging segments are considered the Resort segment. The Company's Real Estate segment holds, develops, buys and sells real estate in and around the Company's resort communities. Financial information by segment is presented in Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Mountain Segment

The Company's portfolio of ski resorts currently includes:

  Vail Mountain ("Vail")--the largest single ski mountain complex in North America, the most visited ski resort in the United States for the 2004/05 ski season and currently ranked as the number two ski resort in North America by SKI magazine;
  Beaver Creek Resort ("Beaver Creek")--one of the world's premier luxury mountain resorts, the tenth most visited ski resort in the United States for the 2004/05 ski season and currently ranked as the number six ski resort in North America by SKI magazine;
  Breckenridge Mountain ("Breckenridge")--an attractive destination resort with numerous après-ski activities and an extensive bed base, the second most visited resort in the United States for the 2004/05 ski season and currently ranked as the number seven ski resort in North America by SKI magazine;
  Keystone Resort ("Keystone")--a year-round family-oriented vacation destination, the sixth most visited resort in the United States for the 2004/05 ski season and currently ranked as the number eighteen ski resort in North America by SKI magazine; and
  Heavenly Mountain Resort ("Heavenly")--the third largest ski resort in North America, the fourth most visited resort in the United States for the 2004/05 ski season and currently ranked as the number twelve ski resort in North America by SKI magazine.

Vail, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts. Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, mountain biking, sight-seeing and other recreational activities.

The Company's Mountain segment derives revenue primarily through the sale of lift tickets and a comprehensive offering of amenities available to guests, including ski and snowboard lessons, retail and equipment rental, a variety of dining venues, private club operations and other recreational activities. In addition to providing extensive guest amenities, the Company also engages in real estate brokerage services, technology services and the leasing of restaurant, retail and other commercial space.

The following paragraphs discuss certain ski industry related statistics. Colorado ski statistics are derived from data published by Colorado Ski Country USA. Canadian ski statistics are from data published by the Canadian Ski Council. U.S. and California ski statistics are derived from the Kottke National End of Season Survey 2004/05.

There are approximately 750 ski areas in North America and approximately 490 in the United States, ranging from small ski area operations which service day skiers to large resorts which attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is "skier visit", which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access. During the 2004/05 ski season, combined skier visits for all North American ski areas were approximately 75.1 million and U.S. skier visits approximated 56.9 million. The Company's ski resorts had 5.9 million skier visits during the 2004/05 ski season, or approximately 10.4% of U.S. skier visits, and an approximate 7.9% share of the North American market's skier visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Regional Airport, and the wide range of amenities available at each resort. Colorado has approximately 25 ski areas, six of which are classified as "Front Range Destination Resorts", including all of the Company's Colorado resorts, catering to both the Front Range and destination-skier markets. All Colorado ski resorts combined recorded approximately 11.8 million skier visits for the 2004/05 ski season, up 5.0% from the 2003/04 ski season. Skier visits at the Company's Colorado ski resorts totaled approximately 4.9 million, and accounted for 71% of Colorado's total Front Range Destination Resort skier visits and 42% of all Colorado skier visits for the 2004/05 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, making it a convenient destination for both driving and destination guests. South Lake Tahoe, where Heavenly is located, is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings. Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada have approximately 22 ski resorts. Heavenly had approximately 1.1 million skier visits for the 2004/05 ski season, capturing approximately 13.3% of California's and Nevada's 8.3 million total skier visits for the ski season.

There are significant barriers to entry for new ski areas, due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. While most North American ski areas are individually owned and operated, recent years have seen the emergence of several major corporations, including the Company, which own the leading ski areas. These other major corporations include the operators of Whistler Blackcomb, Copper Mountain, Mammoth Mountain, Winter Park, Killington, Steamboat and Northstar-at-Tahoe.

The ski industry is highly competitive. While the ski industry has performed well in recent years, with the four best seasons in history, in terms of visitation, occurring in the past five years, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts or generating more revenue per skier visit. This has spawned a trend of increased spending on resort improvements to ensure the newest and best technology and to create new attractions and has also resulted in intense competition in pricing. Larger ski resort owners, including the Company, generally have a competitive advantage over the individual operator, as the larger owners typically have better access to the capital markets and are also able to create synergies within their operations which enhance profitability. Attracting and retaining new participants to the sport will be the key to long-term sustainable growth for the industry. To this end, the Company has focused efforts in recent years on developing programs geared to entry-level participants as well as expanding attractions for non-skiers. The Company's primary competitors include the ski areas noted above, other ski areas in Colorado and Lake Tahoe, and other destination ski areas worldwide, as well as non-ski related vacation destinations.

There are a variety of factors which contribute to a skier's choice of ski resort, including terrain, challenge, grooming, service, lifts, accessibility, value, weather, snowfall and on- and off-mountain amenities. The Company's resorts consistently rank in the top 20 ski resorts in North America according to industry surveys, which the Company attributes to its resorts' ability to provide a high-quality experience in each of the above mentioned categories.

The Company's ski resorts compete effectively in all categories with respect to attracting day skiers and destination guests for the following reasons:

  The Company has some of the most expansive and varied terrain in North America--Vail alone offers approximately 5,300 skiable acres and Heavenly offers approximately 4,800 skiable acres. The Company's five ski resorts offer over 16,792 skiable acres in aggregate, with substantial offerings for beginner, intermediate and advanced skiers. Additionally, the Company expects to receive approval for 400 additional skiable acres of snowcat skiing at Keystone prior to the 2005/06 ski season.
  With the growing popularity of freeskiing and riding, each of the Company's resorts is committed to providing exceptional terrain parks and pipes. Each resort has multiple parks and pipes that include terrain that will challenge expert and professional riders as well as areas for learning and children. Keystone Resort's A51 Terrain Park is one of the largest parks offering night riding in the country.
  The Company is involved in initiatives that support the National Ski Area Association's programs to grow participation in snowsports. Each of the Company's resorts runs specific programs designed to attract and retain newcomers to snowsports.
  The Company's locations in the Colorado Rocky Mountains receive average yearly snowfall of between 20 and 30 feet and the Sierra Nevada Mountains receive average yearly snowfall of between 25 and 35 feet, which is significantly higher than the average for all U.S. ski resorts.
  The Company's Colorado resorts are proximate to both Denver International Airport and Eagle County Regional Airport, and Heavenly is proximate to both Reno/Tahoe International Airport and Sacramento International Airport. This provides ease of access to the Company's resorts for destination visitors.
  The Colorado Front Range market, with a population of approximately 3.6 million, is within a two-hour drive from each of the Company's Colorado resorts, with access via a major interstate highway.
  Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay area.

  The Company continues to invest in the latest technology in ticketing and snowmaking systems, and the Company has an extensive fleet of grooming equipment.
  The Company systematically replaces lifts, and in the past three fiscal years, the Company has installed six high-speed chairlifts across its resorts: one six-passenger chairlift and one four-passenger chairlift at Breckenridge, three four-passenger chairlifts at Beaver Creek and one six-passenger chairlift and one four-passenger chairlift at Heavenly. The Company is installing one additional high-speed four-passenger lift at Beaver Creek and one high-speed four-passenger chairlift at Breckenridge for the 2005/06 ski season, which will be the highest chairlift in North America, reaching an elevation of 12,840 feet. At a minimum, the Company plans to install an additional four-passenger high-speed chairlift at Heavenly for the 2006/07 ski season.
  The Company provides a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.
  The Company, through SSI Venture, LLC ("SSV"), has over 100 retail/rental outlets specializing in sporting goods including ski, golf and bicycle equipment. In addition to providing a major retail/rental presence at each of the Company's ski resorts, the Company also has retail/rental locations throughout the Front Range as well as at other Colorado ski resorts.
  The Company's eleven owned and managed hotels and inventory of approximately 2,000 managed condominiums (included in the operations of the Lodging segment) located in proximity to the Company's Colorado ski resorts provide accommodation options for all guests, with a variety of prices ranging from high upscale to more affordable, which appeal to the varied needs of guests and families.
  The Company is an industry leader in providing on- and off-mountain amenities, including substantial full-service retail and equipment rental facilities, mountain-top activities centers, and resort-wide charging, which enables guests to use their lift ticket or pass to make purchases at many Company facilities. The Company's innovative frequent guest programs and extensive array of lift ticket products at varied price points provide value to guests.
  The Company is strongly committed to providing quality guest service, including world class ski and snowboarding schools, teams of on-mountain hosts and new technology centers, where guests can try the latest technical innovations in snowsports equipment. The Company solicits guest feedback through extensive use of surveys, which the Company utilizes to ensure high levels of customer satisfaction.
  The Company continually upgrades and expands available services and amenities through capital improvements and real estate development activities. Current projects include the major revitalization of the primary portals to Vail Mountain at Vail Village and LionsHead, collectively known as "Vail's New Dawn", developing new villages at the base of Breckenridge's Peaks 7 and 8, upgrading dining at Heavenly, new high speed chairlifts at Heavenly and Beaver Creek and additional planning and development projects in and around each of the Company's resorts. The Company must obtain a variety of necessary approvals for certain of these projects before the Company can proceed with its overall plans.

The Company promotes its resorts through an extensive marketing and sales program, which includes print media advertising in lifestyle and ski industry publications, direct marketing to a targeted audience, promotional programs, loyalty programs which reward frequent guests and sales and marketing directed at attracting groups, corporate meetings and convention business. Additionally, the Company markets directly to many of its guests through its websites and internet presence, which provide visitors with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein). The Company also enters into strategic partnerships with selected "name brand" companies to increase its market exposure and create opportunities for cross-marketing.

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April. In an effort to counterbalance the concentration of revenues in the winter months, the Company offers non-ski season attractions, such as golf (included in the operations of the Lodging segment), hiking, sight-seeing and mountain biking. These activities also help attract destination convention business to the Company's resorts.

Lodging Segment

The Company's Lodging segment includes the following operations:

  RockResorts International, LLC ("RockResorts")--a luxury hotel management company with a portfolio of four Company-owned and six managed, third-party owned resort hotels with locations across the U.S.;
  Grand Teton Lodge Company ("GTLC")--a summer destination resort with three resort properties in Grand Teton National Park and the Jackson Hole Golf & Tennis Club near Jackson, WY;
  Six independently flagged Company-owned hotels (besides GTLC), management of the Vail Marriott Mountain Resort & Spa ("Vail Marriott") and condominium management operations in and around the Company's Colorado ski resorts; and
  Six owned resort golf courses.

The Lodging segment includes approximately 4,700 owned and managed hotel and condominium rooms in seven states. All of the Company's resort hotels are mid-size and offer a wide range of services to guests.

The Company's portfolio of luxury and resort hotels currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
The Lodge at Rancho Mirage	Rancho Mirage, CA	Manage	240
Cheeca Lodge & Spa	Islamorada, FL	Manage	199
The Equinox	Manchester Village, VT	Manage	183
The Lodge at Vail	Vail, CO	Own	166
La Posada de Santa Fe	Santa Fe, NM	Manage	157
The Keystone Lodge	Keystone, CO	Own	152
Snake River Lodge & Spa	Teton Village, WY	Own	138
Rosario Resort & Spa	San Juan Islands, WA	Manage	116
The Pines Lodge	Beaver Creek, CO	Own	66
The Lodge & Spa at Cordillera	Edwards, CO	Manage	66

Other Hotels:
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	37
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	346
The Great Divide Lodge	Breckenridge, CO	Own	208
Inn at Keystone	Keystone, CO	Own	103
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Inn at Beaver Creek	Beaver Creek, CO	Own	46
Ski Tip Lodge	Keystone, CO	Own	10

The Company's Lodging strategy seeks to complement and enhance its ski resort operations through the ownership or management of lodging properties in proximity to its ski resorts. The Company initiated a strategy in fiscal 2005 to sell or optimize its owned hotel properties, obtaining management contracts where desirable. In addition, the Company will continue to seek additional hotel management opportunities through its RockResorts brand.

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upscale, mid-price and economy. The service quality and level of accommodations of the Company's resort hotels place them in the luxury segment of the hotel market, which represents hotels achieving the highest average daily rates ("ADR") in the industry, and includes such brands as the Ritz-Carlton, Four Seasons and Starwood's Luxury Collection hotels. The luxury segment consists of approximately 575,000 rooms at over 1,500 properties worldwide as of July 2005 During fiscal 2005, the Company's owned hotels had an overall average ADR of $166.34 and paid occupancy rate of 62.3%, while the luxury industry segment's average was an ADR of $147.72 and paid occupancy rate of 71.7%. The highly seasonal nature of the Company's hotel properties results in lower average occupancy as compared to general industry experience.

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. The Company's properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels as well as facilities owned or managed by national and international chains, including such brands as Ritz-Carlton, Four Seasons, Westin, Hyatt, Hilton, Marriott and Starwood's Luxury Collection. The Company's lodging strategy, through RockResorts, is focused on the resort hotel niche within the luxury market. The Company's properties also compete for convention and conference business across the national market. The Company believes it is highly competitive in this niche for the following reasons:

  All of the Company's hotels are located in highly desirable resort destinations.
  The Company's hotel portfolio has achieved some of the most prestigious hotel designations in the world, including three hotels designated as Leading Hotels of the World, five designated as Preferred Hotels & Resorts, two designated as Historic Hotels of America and one designated as a Small Luxury Hotel. The Company has seven properties and five hotel restaurants in its portfolio that are currently rated as
  AAA 4-Diamond.
  The RockResorts brand is an historic brand name with a rich tradition associated with high quality luxury resort hotels.
  Many of the Company's hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience.
  Each of the hotels in the Company's portfolio provides a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa facilities, water sports and a number of other outdoor activities as well as highly acclaimed dining options.
  Conference space with the latest technology is available at most of the Company's hotels. In addition, guests at Keystone Resort can use the Company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space.
  The Company has a central reservations system in Colorado which leverages off of its ski resort reservations system and has a web-based central reservation system that provides guests with the ability to plan their vacation online. Non-Colorado properties are served by a central reservations system and global distribution system provided by a third party.
  The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvements. Capital funding for third-party properties is provided by the owners of the properties. Recent projects included the initial phase of the renovation of Cheeca Lodge & Spa, the renovation of a number of guestrooms and the lobby of The Lodge at Rancho Mirage and the renovation of the Avanyu Spa at La Posada de Santa Fe. Planned projects include continued renovation of the guestrooms at The Lodge at Rancho Mirage, the continued complete rebuild of the clubhouse and a number of course improvements at Jackson Hole Golf & Tennis Club, continued renovation of guestrooms and common areas of Cheeca Lodge & Spa, continued room renovation at Keystone Lodge, renovation of the guest bathrooms at La Posada de Santa Fe, and construction of a new spa and lounge at the Lodge at Vail in connection with the "New Dawn" project in Vail.

The Company promotes its luxury and resort hotels and seeks to maximize lodging revenues by using its marketing network initially established at the Company's ski resorts. The Company's marketing network includes local, national and international travel relationships which provide the Company's central reservation systems with a significant volume of transient customers. The hotels and the Company have active sales forces to generate conference and group business.

The Company also owns and operates GTLC, which was the Company's first resort with a predominantly summer operating season. GTLC is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park (the "Park") under a concessionaire contract with the National Park Service, which is currently up for bid as part of the required renewal process. For more information regarding the renewal process of the concessionaire contract, refer to the Regulation and Legislation section below. GTLC also owns the Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of the Park near Jackson, Wyoming. GTLC's operations within the Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are over 385 areas within the National Park System covering more than 84 million acres across the United States and its territories. Of the over 385 areas, approximately 57 are classified as National Parks. There are more than 500 National Park Service concessionaires, ranging from small privately-held businesses to large corporate conglomerates. The National Park Service uses "recreation visits" to measure visitation within the National Park System. In calendar 2004, areas designated as National Parks received approximately 88.8 million recreation visits. The Park, which spans approximately 310,000 acres, had 2.4 million recreation visits during calendar 2004, or approximately 3% of total National Park recreation visits. Four concessionaires provide accommodations within the Park, including GTLC. GTLC offers three lodging options within the Park: Jackson Lake Lodge, a full-service, 385-room resort with conference facilities which can accommodate up to 700 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 350 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided park tours. Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Park operate near full capacity during their operating season.

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations). In recent years, the Company has grown its business to help offset the seasonality by offering more off-season activities for the Company's lodging business, including golf and group business. The Company owns and operates six golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, The Jackson Hole Golf & Tennis Club, and the Tom Fazio and Greg Norman Courses at Red Sky Ranch. The Jackson Hole Golf & Tennis Club was ranked the second best course in Wyoming for 2005 by Golf Digest, the Tom Fazio course was ranked the fourth best course in Colorado and 90th in the U.S. in the 2004 "Top 100 You Can Play" by Golf Magazine, and the Greg Norman Course was ranked the top course in Colorado and 25th in the U.S. in the 2004 "Top 100 You Can Play" by Golf Magazine.

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado and in Teton County, Wyoming. The Company's real estate operations, through Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of the Company, include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings. In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's Mountain and Lodging operations through (1) the creation of additional resort lodging which is available to guests, (2) the ability to control the architectural themes of the Company's resorts, (3) the creation of unique facilities and venues (primarily restaurant, retail and private club operations) which provide the Company with the opportunity to create new sources of recurring revenue and (4) the expansion of the Company's property management and commercial leasing operations, which are the preferred providers of these services for all developments on the Company's land.

In order to facilitate the sale of real estate development projects, the projects often include the construction of amenities for the benefit of the development, such as chairlifts, ski trails or golf courses. While these mountain improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit mountain and lodging operations. VRDC often seeks to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling developed and entitled land to third party developers for cash payments prior to the commencement of construction, while retaining approval of the development plans as well as an interest in the developer's profit. The Company also typically retains the option to purchase, at cost, any retail/commercial space created in a development. The Company is able to secure these benefits from third party developers because of the high property values and strong demand associated with property in close proximity to the Company's mountain resort facilities. In instances where the Company determines the business model warrants, in a growing trend, the Company will undertake the risk of vertical development itself, as it is doing or proposes to do for certain of the projects in the Vail's New Dawn, JHG&TC and Breckenridge developments.

VRDC's principal activities include (1) the development of certain residential and mixed-use condominium projects which are integral to the Company's Mountain and Lodging operations (such as properties located at a main base facility), (2) the sale of single-family homesites to individual purchasers, (3) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, single family home, lodge and mixed use developments, (4) the zoning, planning and marketing of new resort communities (such as Red Sky Ranch, JHG&TC and Breckenridge Peaks 7 and 8), (5) arranging for the construction of the necessary roads, utilities and mountain infrastructure for new resort communities and (6) the purchase of selected strategic land parcels for future development.

VRDC's current development activities are focused on (1) the redevelopment of the LionsHead base area, including the development of the Arrabelle at Vail Square and the Gore Creek Place residences, (2) the planning and development of the Vail Front Door project in the Town of Vail, (3) the Jackson Hole area residential and golf development, (4) expansion of infrastructure at Red Sky Ranch to facilitate additional lot sales at the Red Sky residential development, (5) planning for the development and/or sale of land parcels at base areas of Breckenridge Peaks 7 and 8, (6) continued development of the Mountain Thunder project in Breckenridge and (7) additional planning and development projects in and around each of the Company's resorts.

Employees

The Company, through certain operating subsidiaries, currently employs approximately 3,700 year-round and 9,900 seasonal employees. In addition, the Company employs approximately 1,300 year-round and 200 seasonal employees on behalf of the managed hotel properties. As of the end of fiscal 2005, none of the Company's employees were unionized. The Company considers employee relations to be good.

Regulation and Legislation

Special Use Permits

The Company has been granted the right to use federal land as the site for ski lifts and trails and related activities, under the terms of Special Use Permits granted by the United States Forest Service (the "Forest Service"). The Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. While virtually all of the skiable terrain on Vail, Breckenridge, Heavenly and Keystone is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on Company-owned land.

The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (2) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. These unified Special Use Permits were amended in 2003 to reflect the permit boundary maps and acreage amounts set forth in the new White River National Forest Plan. Changes to the permit boundaries are not material to the Company's plans. Vail operates under a unified Term Special Use permit for the use of 12,226 acres that expires October 31, 2031. Breckenridge operates under a unified Term Special Use Permit for the use of 5,553 acres that expires on December 31, 2029. Keystone operates under a unified Term Special Use Permit for the use of 8,376 acres that expires on December 31, 2032. Beaver Creek operates under a unified Term Special Use Permit for the use of 3,801 acres that expires on December 31, 2038. Heavenly operates under a Term Special Use Permit for the use of 7,050 acres, is administered by the Lake Tahoe Basin Management Unit, and expires May 1, 2042. In addition, Heavenly operates four separate base areas, all of which are located on Company-owned lands.

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

Federal Regulations, Company Proposals and Related Approvals

Certain of the Company's resort and lodging operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and U.S. Army Corps of Engineers approvals, discussed herein. In particular, the Company's operations are subject to environmental laws and regulations, and compliance with such laws and regulations may require expenditures or modifications of the Company's development plans and operations in a manner that could have a detrimental effect on it. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect to the Company, or that material permits, licenses, or approvals will not be terminated, not be renewed or be renewed on terms or interpreted in ways that are materially less favorable to the Company. Although the Company believes that it will be successful in implementing its development plans and operations in ways satisfactory to it, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

Breckenridge Regulatory Matters

In August 1998, the Company received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7 and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. Part of the trail and mountain improvements on Peak 7 have been completed and the new trails were open for skiing for the 2001/02 ski season and direct lift service for the trails was provided in the 2002/03 ski season. The Company has also received approval from the Forest Service to change the proposed location of a restaurant initially proposed for the top of Peak 7 to its midway point. To date, the Company has completed a small portion of the snowmaking improvements.

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

The U.S. Army Corps of Engineers considered the development of the base facilities on private land and the ski area improvements on public land as combined actions and issued one permit for the combined projects. The permit contains strict conditions related to the permissible impact to wetlands connected with the real estate project. In May 2002, the Company signed a Preliminary Agreement with the Town of Breckenridge, which allows the Company to proceed with the review of the Master Plan with specified density. In September 2002, the town approved a Development Agreement which allowed the Planning Commission to review the Company's Master Plan amendment with certain components that would otherwise have varied from the town's Development Code. The amended Master Plan was approved by the Town of Breckenridge in June 2003. In the summer of 2005, the Company submitted a proposal to the Town of Breckenridge to further amend its Master Plan to transfer up to 60 units of density which were not constructed at Mountain Thunder up to the Peak 7 development. The Company expects to receive a response on this proposed amendment in the spring of 2006. While the Company cannot predict or guarantee the prospects for obtaining approval of this amendment, the Company is optimistic for a satisfactory outcome.

In August 2005, the Company received approval from the Forest Service for construction of a chairlift to the summit of Peak 8 of the Breckenridge Ski Area (the "Imperial Lift"). The Company expects the Imperial Lift to be completed in time for the start of the 2005/06 ski season. Finally, the Company will begin the process of preparing a programmatic update to the Breckenridge Ski Area Master Development Plan this fall. No environmental documentation will be required for this update, with project specific analysis occurring prior to project implementation.

Keystone Regulatory Matters

In March 2000, the Company announced that Keystone and the Forest Service would conduct a joint water quality study of possible impacts on four streams from snowmaking operations at Keystone. This study was completed in 2001 and concluded that the levels of tested metals were within applicable Colorado state water quality standards. Because this study only examined one calendar year of measurement, Keystone agreed to conduct ongoing water quality monitoring combined with a use attainability analysis for the Colorado Water Quality Control Commission (the "Commission") to further assess water quality conditions at Keystone. In March 2004, the Commission adopted a regulation which rejected a proposal to add four streams at Keystone to the list of Colorado streams which do not achieve water quality standards. Importantly, in June 2005, the U.S. Environmental Protection Agency then upheld the Commission's decision. Ongoing monitoring of water quality at Keystone indicates compliance with all applicable water quality standards.

In 2003, the Company submitted a proposal to conduct snowcat skiing on 861 additional skiable acres within the Keystone permit boundary on Little Bowl and Erickson Bowl. This proposal was approved and Keystone conducted snowcat skiing operations during the 2004/05 ski season and will continue to do so. In May 2005, Keystone submitted a proposal for additional snowcat skiing in an area north of Keystone but also within its permit boundaries. The Company expects to receive approval for 400 additional skiable acres of snowcat skiing at Keystone prior to the 2005/06 ski season. The Company is currently revising the Keystone Master Ski Area Development Plan and expects that process to be concluded in late 2005. Finally, the Company is preparing an environmental assessment for a proposed four mile pipeline to transport water from Keystone's Montezuma Shaft diversion point to the Keystone River snowmaking pumping station. When completed, this project will significantly increase the efficiency and quality of snowmaking at Keystone.

Vail and Beaver Creek Regulatory Matters

In the spring of 2000, the Company submitted a proposal to the Forest Service concerning additional snowmaking on Vail and a race facility expansion at Vail's Golden Peak. The Company withdrew this proposal and intends to submit a new proposal to combine these projects with a new master plan update for Vail. Also, the Company is in the process of a land exchange with the Forest Service involving land at the Vail Village base area in connection with the Company's Vail's Front Door development project. In 2003, the Company submitted a proposal to the Forest Service to install a new chair lift in Vail's Sundown Bowl and to upgrade the existing Chair 5 to a high-speed, detachable quad chair lift. This proposal has been put on hold temporarily. Finally, in 2004 the Company submitted a proposal to the Forest Service to replace Vail Chairs 10 and 14. This proposal was approved and Vail expects to complete this project in the next several years.

In 2001, the Company submitted a proposal to the Forest Service concerning the construction of a gondola connecting the Town of Avon with Beaver Creek (the "Gondola Proposal"), a portion of which would cross public lands on Beaver Creek within the Company's existing permit boundaries. The Gondola Proposal was approved by the Forest Service but was modified in 2003, whereby the gondola conveyance was replaced with the installation of two individual chairlifts prior to the 2004/05 ski season. These new chairlifts carry guests from the bottom of Bachelor Gulch to Beaver Creek. Contingent on the Company's sale of certain land located in the Town of Avon, and subject to various governmental and regulatory approvals, a gondola connection from lower Bachelor Gulch to the Town of Avon may still be constructed. In the event all contingencies are satisfied and approvals obtained, this gondola would likely be operated by the Company but owned by a quasi-governmental agency. However, no assurance can be given that any required approvals will be obtained.

Revision of Forest Plan

The Record of Decision (the "ROD") approving the new White River National Forest Land Resource Management Plan (the "Forest Plan") was issued by the Forest Service in April of 2002. The Forest Plan sets certain broad regulatory and planning requirements, as well as land use planning, that pertain to recreational, operational and development activities at the Company's four Colorado ski resorts. The ROD was appealed to the Chief of the Forest Service by the Company and several other interested parties, including environmental groups holding positions opposite to those of the Company. The Chief's decision on the appeals was issued on September 22, 2004, and was further modified by a Discretionary Review of the Deputy Undersecretary of Agriculture on December 2, 2004. The Company prevailed on several important issues in both the Chief's decision and the Discretionary Review.

To date, no appellant has filed an action for judicial review of the final decision in Federal Court. It is impossible at this time to predict whether an action for judicial review will be filed, and if so, whether the resolution of it would have a material adverse impact on the Company.

Heavenly Regulatory Matters

Prior to the Company's acquisition of Heavenly, the State of California Regional Water Quality Control Board, Lahontan Region, and the El Dorado County Department of Environmental Management required Heavenly's prior owner to conduct an environmental compliance cleanup at a vehicle maintenance facility at Heavenly. This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998. All cleanup work has been completed in accordance with the approved work plan and a new underground vault, piping and overflow protection system was installed to prevent any further releases. A final report was submitted on March 31, 2003 to the above two agencies. In late 2004, Heavenly was notified by the State of California that additional monitoring and reporting would be required following snowmelt in 2005 using the three existing monitoring wells. No new well was required to be installed. In 2005, the sampling and reporting was completed as prescribed by the State. The final report has been submitted as required. No response from the State has been provided.

In March 2005, Heavenly received a one year extension for the submittal of the final site development plan for the 120-unit Planned Development at Stagecoach Lodge in Douglas County, Nevada, which was originally approved in 2000. The extension was granted by the Douglas County Board of County Commissioners and is valid until February 2006.

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

In July 2003, Heavenly received updated waste discharge requirements ("WDRs") for all lands and facilities within the resort which are located within the State of California. This includes National Forest lands as well as fee-owned lands. The approval was given by the State of California Water Resources Control Board, Lahontan Region. The approved WDRs will permit Heavenly to continue winter and summer operations and to continue with implementation of the approved Heavenly Ski Area Master Plan ("Master Plan"). WDRs are normally valid for ten years.

In 1996, the Master Plan was approved by the Forest Service, the Tahoe Regional Planning Agency and the underlying units of local government with jurisdiction. Heavenly updated the Master Plan which requests revisions to permit new and upgraded trails, lifts, snowmaking, lodges and other facilities ("Master Plan Update"). In 2005, Heavenly submitted this Master Plan Update to the agencies that approved the original Master Plan in 1996. The review and approval process has commenced and is scheduled to conclude in 2006. The Company expects to complete the first phase of the capital projects contained in the amended Master Plan in 2006, with the remainder proceeding in accordance with the implementation schedule contained therein.

In the spring of 2005, Heavenly requested approval from the Forest Service for construction of one high-speed four-passenger lift. While this lift was scheduled for completion prior to the start of the 2005/06 ski season, Heavenly has not yet received the required approval. Heavenly does expect to receive this approval in sufficient time to ensure construction during the summer of 2006 and completion prior to the start of the 2006/07 ski season.

GTLC Concession Contract Process

GTLC operates three lodging properties and a variety of food and beverage, retail, camping and other services within the Park under a concession contract with the National Park Service that expired on December 31, 2002. GTLC has been granted three (3) one-year extensions of this contract, with the current extension term scheduled to end December 31, 2005. On June 1, 2005, the National Park Service issued a prospectus soliciting offers to operate the Park concession (the "Prospectus") from interested parties with an original deadline of September 28, 2005, now extended to October 20, 2005. In the Prospectus, the National Park Service announced that a new contract will be awarded, negotiated and entered into on or before January 1, 2006. The award of a new contract is subject to a competitive bidding process and formal, independent evaluation of all submissions under the rules promulgated to implement the concession provisions of the National Park Omnibus Management Act of 1998. Both before and after issuance of the Prospectus, the Company has been diligently working on its comprehensive responses to the principal and secondary selection criteria set out in the Prospectus and will be timely submitting its formal offer on or before the October 20, 2005 deadline. After all interested parties have submitted their formal offers, the contract will be sent to Congress for a sixty (60) day review period. Previous congressional reviews show that Congress has generally confirmed the National Park Service's concessionaire selection. Nevertheless, in the event the National Park Service is unable to meet its January 1, 2006 deadline for award of a new contract, the Company has requested a fourth extension of its contract at least through the 2006 summer operating season and possibly until December 31, 2006. The Company cannot predict or guarantee the prospects for success in award of a new contract, although the Company believes GTLC is well positioned to obtain a new concession contract on satisfactory terms. In the event GTLC is not the successful bidder for the new concession contract, under the existing contract GTLC is required to sell to the new concessionaire its "possessory interest" in improvements and its other property used in connection with the concession operations. GTLC would then be entitled to receive compensation from the successful bidder for the value of its "possessory interest" in the assets as well as compensation for any personal property and inventories purchased by the new owner. Under an amendment to the contract, in the summer of 2003, GTLC and the National Park Service agreed upon the possessory interest value which is contained in the Prospectus soliciting bids for the contract.

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

ITEM 2. PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company for use in its operations:

Location	Ownership	Use
Arrowhead Mountain, CO	Owned	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space
Avon, CO	Owned	Real estate held for sale or development
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space
Beaver Creek Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	Special Use Permit	Ski trails
Beaver Creek Resort, CO	Owned	Golf course, commercial space and residential spaces
Breckenridge Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Breckenridge Mountain, CO (5,553 acres)	Special Use Permit	Ski trails
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Colter Bay Village, WY	Concessionaire contract	Lodging, dining
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Heavenly Mountain, CA (7,050 acres)	Special Use Permit	Ski trails
Inn at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf and Tennis Club, WY	Owned	Golf course, tennis facilities, dining, real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining, conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging, dining
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, dining and conference facilities
Keystone Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Keystone Mountain, CO (8,376 acres)	Special Use Permit	Ski trails
Keystone Ranch, CO	Owned	Golf course and restaurant facilities
Keystone Resort, CO	Owned	Resort operations, dining, commercial space, conference facilities, real estate held for sale or development
Red Sky Ranch, CO	Owned	Golf course and real estate held for sale and development
River Course at Keystone, CO	Owned	Golf course
RockResorts, CO	Leased	RockResorts offices
Seasons at Avon, CO	Leased/50% owned	Corporate offices
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Snake River Lodge & Spa, WY	Owned	Lodging, dining, conference and spa facilities
The Lodge at Vail, CO	Owned	Lodging, dining and conference facilities, real estate held for sale or development
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining, conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Vail Mountain, CO (12,226 acres)	Special Use Permit	Ski resort operations, including ski lifts, trails, buildings and other improvements
Village at Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	61.7%-owned	Over 100 retail stores for recreational products

The Forest Service permits of the Company's operating subsidiaries are encumbered under certain debt instruments of the Company. Many of the Company's properties are used across all segments in complementary and interdependent ways.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate and other business operations. Management believes the Company has adequate insurance coverage and accrued loss contingencies for all known matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

SEC Investigation Terminated

In February 2003, the SEC issued a formal order of investigation with respect to the Company. On September 19, 2005, the Central Regional Office of the SEC informed the Company that its investigation has been terminated, and that no enforcement action has been recommended regarding the Company. The Company has also been informed that no enforcement action has been recommended with respect to any present or former directors, officers or employees of the Company in regard to the matters that had been under investigation.

Gilman Litigation Appeal

The Company appealed an adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003, relating to the Company's interest in real property in Eagle County, Colorado commonly known as the "Gilman" property. The litigation commenced in November 1999 involving a dispute between a Company subsidiary, as the holder of an option to acquire a 50% interest in the entity that owned the property, and Turkey Creek LLC ("Turkey Creek"), the owner of the property. The property consists of approximately 6,000 acres of rugged, high altitude land in close proximity to Vail Mountain. Turkey Creek assembled the property over many years from various parcels, old mining claims and other property.

Vail Associates originally acquired the option in 1992 under an option agreement between Vail Associates and Turkey Creek. The option agreement was amended and extended several times over the years between 1992 and 1999. During those years, Vail Associates funded all of the acquisition costs to buy the parcels comprising the property and holding costs related to the property, such as real estate taxes and litigation costs to perfect title to the property. Between 1992 and 1999, Vail Associates invested approximately $4.8 million of such funds to maintain and preserve its 50% option interest.

In November 1999, a Company subsidiary (the successor to Vail Associates under the option) exercised the option to acquire the 50% interest in the entity that owned the property. Turkey Creek, however, refused the exercise, claiming that the Company's proposal to pursue a strategy to find a buyer who would put most of the property into conservation or open space uses was a breach of the option agreement, which contemplated "prompt and diligent development" of the property upon exercise of the option.

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

As a result of the Court's decision, the Company recorded a non-cash asset impairment charge of $4.8 million in fiscal 2003, the amount previously carried on the Company's consolidated balance sheet reflecting its investment. The Company appealed the adverse decision, primarily on the basis that the Court applied the wrong legal standard in deciding the issue. In August 2005, a three judge panel vacated the trial court's judgment and remanded the case back to the trial court to apply the correct legal standard and identify facts that meet the correct legal standard. The appellee's motion for reconsideration of the Court of Appeals decision was denied.

During the pendency of the appeal, Turkey Creek sold the property for approximately $33 million to an unrelated third party developer. Accordingly, the outcome of the case will relate only to an economic resolution between the parties and will not affect the real property now owned by the third party. The Company cannot predict the ultimate outcome of the matter.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building, employee housing facility owned by Breckenridge Terrace, LLC ("Breckenridge Terrace"), an employee housing entity in which the Company is a member and manager. As a result, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction and this work began in fiscal 2004. Breckenridge Terrace recorded a $7.0 million liability in fiscal 2004 for the estimated cost of remediation and reconstruction efforts. These costs were funded by a loan to Breckenridge Terrace from the Company member of the LLC. As of July 31, 2005, Breckenridge Terrace had a remaining liability of $871,000 for future remaining remediation and reconstruction costs. With the exception of one building which has been kept in its original design and construction for evidentiary purposes (see discussion below), the remaining 16 buildings became available for occupancy in the second quarter of fiscal 2005. The Company anticipates it will incur the remaining amount of remediation and reconstruction costs during fiscal 2006.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings. In September 2005, Breckenridge Terrace agreed to settle its claims against the general contractor and the architect for an aggregate amount of $800,000 and will recognize the settlement amount as reduction of the remediation expense upon receipt. Claims against the developer were not settled and Breckenridge Terrace is reviewing its legal options in that regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MTN". As of September 26, 2005, 36,736,325 shares of common stock were issued and outstanding, held by approximately 475 holders of record.

Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of Common Stock held, the Company has never paid nor declared a cash dividend on its Common Stock or Class A Common Stock. The declaration of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, restrictions under debt instruments and on other factors deemed relevant by the Board of Directors at that time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

The following table sets forth, for the fiscal years ended July 31, 2005 and 2004, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of Vail Resorts, Inc. Common Stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2005
1st Quarter	$ 20.21	$ 17.50
2nd Quarter	23.97	19.00
3rd Quarter	26.25	23.06
4th Quarter	29.44	25.33

Year Ended July 31, 2004
1st Quarter	$ 16.10	$ 12.35
2nd Quarter	18.30	12.97
3rd Quarter	18.24	15.50
4th Quarter	19.65	13.73

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company's equity compensation plans as of July 31, 2005:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders (1)	3,880	$18.64	1,351
Equity compensation plans not approved by security holders	--	--	--
Total	3,880	$18.64	1,351

(1)	Columns (a) and (b) do not include 30,500 shares of restricted stock which are subject to vesting over the next two years.

The Company's stock-based compensation plans are described in Note 18, Stock Compensation Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company derived from the Company's consolidated financial statements for the periods indicated. The financial data for the fiscal years ended July 31, 2005, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K (the "Form 10-K"). The table presented below is unaudited. The data presented below are in thousands, except per share, effective ticket price ("ETP") and resort revenue per skier visit amounts.

	Fiscal Year Ended July 31,
	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)
Statement of Operations Data:
Revenue:
Mountain	$ 540,855	$ 500,995	$ 460,568	$ 396,572	$ 391,373
Lodging	196,351	180,525	172,003	154,834	124,207
Real estate	72,781	45,123	80,401	63,854	28,200
Total net revenue	809,987	726,643	712,972	615,260	543,780
Segment operating expense:
Mountain	391,889	368,875	362,131	305,299	299,414
Lodging	177,469	165,983	161,846	140,856	109,664
Real estate	58,254	16,791	66,642	51,326	23,110
Total segment operating expense	627,612	551,649	590,619	497,481	432,188
Gain on transfer of property, net	--	2,147	--	--	--
Mountain equity investment income, net	2,303	1,376	1,009	1,748	1,084
Lodging equity investment loss, net	(2,679)	(3,432)	(5,995)	(57)	(1,352)
Real estate equity investment (loss) income, net	(102)	460	3,962	2,744	7,043
Interest expense	(40,298)	(47,479)	(50,001)	(38,788)	(31,735)
Depreciation and amortization	(89,968)	(86,377)	(82,242)	(68,480)	(65,580)
Loss on extinguishment of debt	(612)	(37,084)	--	--	--
Mold remediation charge	--	(5,500)	--	--	--
Loss from sale of businesses, net	(7,353)	--	--	--	--
Income (loss) before cumulative effect of change in accounting principle(2)	23,138	(5,959)	(8,527)	8,758	11,452
Net income (loss)	$ 23,138	$ (5,959)	$ (8,527)	$ 7,050	$ 11,452
Diluted per share income (loss) before cumulative effect of change in accounting principle(2)	$ 0.64	$ (0.17)	$ (0.24)	$ 0.25	$ 0.33
Diluted per share net income (loss)	$ 0.64	$ (0.17)	$ (0.24)	$ 0.20	$ 0.33
Other Data:
Mountain
Skier visits(3)	5,940	5,636	5,730	4,732	4,975
ETP (4)	$ 39.30	$ 37.67	$ 34.13	$ 34.22	$ 31.98
Resort
Resort revenue per skier visit(5)	$ 112.09	$ 109.72	$ 99.18	$ 106.53	$ 97.67
Real Estate
Real estate held for sale and investment(6)	$ 154,874	$ 134,548	$ 123,223	$ 161,778	$ 159,177
Other Balance Sheet Data
Total assets	$1,525,921	$1,533,957	$1,455,442	$1,449,026	$1,188,546
Long-term debt (including current maturities)	521,710	625,803	584,151	602,786	388,380
Stockholders' equity	$ 540,529	$ 491,163	$ 496,246	$ 504,004	$ 494,000

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)

The Company has made several acquisitions and dispositions which impact comparability between years during the past five years: Heavenly Ski Resort (acquired in May 2002), Vail Marriott (acquired in December 2001 and subsequently sold in June 2005), The Lodge at Rancho Mirage (acquired in November 2001 and subsequently sold in July 2005), RockResorts (acquired in November 2001), Resort Technology Partners, LLC (acquired in March 2001), investment in Ritz-Carlton, Bachelor Gulch (opened November 2002 and subsequently sold in December 2004) and SRL&S (acquired in December 2000). In addition, the Company consolidated several entities in fiscal 2004 as a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, Revised" ("FIN 46R"). See Note 7, Variable Interest Entities, of the Notes to Consolidated Financial Statements included in Item 8 of this report on Form 10-K for information regarding the entities consolidated under FIN 46R. A discussion of the impacts of consolidation of these entities is included in "Management's Discussion and Analysis" included in Item 7 of this report on Form 10-K.

(2)

In fiscal 2002, the Company recorded a goodwill impairment charge in connection with the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" associated with the Village at Breckenridge of $1.7 million, net of income taxes, which was recorded as "cumulative effect of a change in accounting principle" in the consolidated statements of operations.

(3)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.
(4)	ETP is defined as lift ticket revenue divided by total skier visits.
(5)

Resort revenue per skier visit is defined as the sum of the Mountain and Lodging revenue (excluding revenue generated by GTLC, SRL&S, The Lodge at Rancho Mirage and RockResorts) divided by skier visits.

(6)

Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investments in real estate joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is an analysis of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather and other factors discussed elsewhere herein and in the Company's other filings with the SEC. The following discussion and analysis should be read in conjunction with the Cautionary Statement included at the end of this section.

The following Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address a non-GAAP measure, Reported EBITDA (defined as segment net revenues less segment specific operating expenses plus gain on transfer of property, as applicable, plus segment equity income), in the following discussion because management considers this measurement to be a significant indication of the Company's financial performance. The Company evaluates performance and allocates resources to its segments based on Reported EBITDA. In addition, because of the significant long-lived assets to the operations of the Company and the level of the Company's indebtedness, the Company believes that Reported EBITDA is useful in measuring the Company's ability to fund expenditures and service debt. The Company uses Reported EBITDA targets in determining management bonuses. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income (loss).

Reported EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America. Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Overview

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate, which represented 67%, 24% and 9%, respectively, of the Company's revenues for fiscal 2005. The Mountain segment is comprised of the operation of five ski resort properties and related amenities, primarily including ski school, dining, and retail/rental operations. Operations within the Lodging segment include 1) ownership/management of a group of ten luxury hotels through the RockResorts brand, including three proximate to the Company's ski resorts, 2) the operations of GTLC, 3) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts and 4) golf course operations. The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's single largest source of revenue is the sale of lift tickets (including season passes), which represented approximately 29% of total fiscal 2005 net revenue. Lift ticket revenues are driven by volume (skier visits) and average pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: 1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State"). Destination guests comprise approximately 60% of the Company's skier visits, while the In-State market comprises approximately 40% of the Company's skier visits. Nearly 50% of total visitors and 79% of Destinations visitors fly to the Company's resorts. Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services like ski school and lodging. Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy (including the strength of the U.S. dollar) and the global geopolitical climate. In-State guests tend to be more weather-sensitive and value-oriented; to mitigate against this, approximately 20-25% of total lift revenue is generated from the sale of season passes, which are marketed primarily to In-State guests. The cost structure of ski resort operations is largely fixed; as such, incremental revenue generally has high associated profit margin.

Revenues of the Lodging properties at or around the Company's ski resorts are closely aligned with the performance of the Mountain segment, particularly with respect to visitation from Destination guests. Revenues from hotel management operations under the RockResorts brand not located around the Company's ski resorts are generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and are therefore subject to trends within the overall travel industry. GTLC, which is a National Park Service ("NPS") concession within Grand Teton National Park, benefits from the enormous popularity of the National Park system. GTLC's pricing is regulated by the NPS.

The Company's Real Estate segment engages in both 1) the sale of land to developers, which generally includes the retention of some control in the oversight and design of the projects and a contingent revenue structure based on the sale of the developed units and, 2) in a growing trend, vertical development of projects. The Company mitigates the risk of vertical development by utilizing fixed price contracts, pre-selling the project, requiring significant non-refundable deposits and the obtaining of non-recourse financing for certain projects. The Company's real estate projects generally are geared to provide additional benefit to the Mountain and Lodging segments.

Trends, Risks and Uncertainties

The Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

  The timing and amount of snowfall has a direct impact on skier visits, particularly with respect to In-State skiers. To mitigate this impact, the Company focuses efforts on sales of season passes. The Company raised prices for the 2005/06 season and early signs indicate favorable trends in volume and dollars. However, there can be no certainty that such favorable trends will continue in the future.
  The Company plans to raise prices on most lift ticket products for fiscal 2006 and continues to charge some of the highest prices in the industry. While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.
  The Company operates its ski areas under various Forest Service permits, and many of the Company's operations require permits and approval from governmental authorities. Changes or impacts of the regulatory environment applicable to the Company may have detrimental effects on the Company.
  The timing of major holidays can impact vacation patterns and therefore visitation at the Company's ski resorts. In fiscal 2006, Christmas falls on a Sunday, which could result in softer visitation for this holiday period as compared to years in which the holiday does not fall on a weekend. Additionally, Easter falls in mid-April in 2006, which management anticipates will be unfavorable compared to the impact of the March Easter holiday in 2005.
  In fiscal 2005, the Company successfully executed its strategy to reduce hotel ownership in favor of increasing its managed property portfolio with the sales of the assets constituting the Vail Marriott Mountain Resort & Spa ("Vail Marriott") and The Lodge at Rancho Mirage ("Rancho Mirage") and the sale of the Company's investment in the Ritz-Carlton, Bachelor Gulch ("BG Resort"). The Company retained management contracts for both the Vail Marriott and Rancho Mirage. In addition, the Company is actively marketing the assets constituting SRL&S for sale, with planned retention of the management contract. The Company expects a sale to be consummated in fiscal 2006. Other than the sale of the assets constituting SRL&S, the Company does not have further specific agreements to dispose of more hotels. However, the Company continues to evaluate potential sales and other strategic initiatives which could involve the conversion of hotel rooms to real estate projects with respect to some of its Lodging properties. The sale of owned hotel properties will result in Lodging segment Reported EBITDA no longer reflecting the operating results of the hotels, but will include management fee revenue, in cases where the management contract is retained. See "Results of Operations" for information regarding the financial impacts of these transactions.
  Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could negatively impact the results of operations of the Lodging segment. In May 2005, RockResorts' management agreement for Casa Madrona Hotel and Spa ("Casa Madrona") in Sausalito, California was terminated as the result of an ownership change of the hotel, which resulted in the Company receiving a $417,000 termination fee, but loss of future management fees. The Company recorded management fees of approximately $100,000 for Casa Madrona for the fiscal year ended July 31, 2005. The Company continues to pursue additional management contracts, and obtained the Lodge & Spa at Cordillera management contract in May 2005.
  GTLC operates three lodging properties and a variety of food and beverage, retail, camping and other services within Grand Teton National Park under a concession contract with the National Park Service that expired on December 31, 2002. This contract was extended twice for a total of three years through December 31, 2005 and is currently the subject of a competitive bid process. The National Park Service has indicated it expects a new concession contract to be signed by January 1, 2006, after which time the contract will be sent to Congress for a sixty-day review period. The Company cannot predict or guarantee the prospects for success in award of a new contract. If the Company is not awarded the new contract, the Company's Lodging Reported EBITDA for the periods subsequent to the date of the potential loss of the concession contract will be significantly impacted due to the historically positive Reported EBITDA generated by GTLC, although the Company would receive proceeds for the value of its possessory interest plus any personal property and inventory sold to the new concessionaire (see "Regulation and Legislation" under the Business section of Part I, Item 1 of this report).
  The Company has received approval from the Vail Town Council for numerous LionsHead development projects and is proceeding with the projects as planned. The Company generally pre-sells residential units to help ensure the economic viability of its vertical development projects. Pre-sales require buyers to provide earnest money deposits to the Company, which would be refundable to the buyer should the Company fail to complete the related development. Pre-sale targets are set by management. Generally, the Company strives to meet its pre-sale targets in the period between the commencement of the marketing of a development and the planned commencement of construction. The Company has executed purchase and sale agreements for all of the Gore Creek Place townhome units and Arrabelle condominium units. The Company expects to incur between $205 million and $225 million of construction costs subsequent to July 31, 2005 on the Gore Creek Place and Arrabelle projects (including the construction of related depreciable assets). Primary construction activities for these projects commenced in May 2005, and closing on the residential units is expected to commence in the fourth quarter of fiscal 2006 for Gore Creek Place townhomes and in late fiscal 2007 or early fiscal 2008 for Arrabelle. Real estate deposits recorded as liabilities by the Company were $52.9 million and $23.2 million as of July 31, 2005 and 2004, respectively. The Company obtained non-recourse financing to fund the Gore Creek Place development in July 2005, and plans to enter into a similar non-recourse financing agreement for Arrabelle. In June 2005, the Company entered into an agreement with The Ritz Carlton Hotel Company, LLC, whereby the Company will develop The Ritz-Carlton Residences, Vail on land adjacent to the Vail Marriott. The project is planned to include up to 108 luxury condominiums and a proposed new base village high-speed chairlift. In conjunction with this project, the Company will need certain approvals, including certain regulatory approvals for the chairlift. The development will be subject to pre-sell requirements as yet to be established by the Company.
  Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate units could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in fiscal 2007 to 2009. However, future Real Estate Reported EBITDA could be adversely affected by a slow-down in market demand to the extent that it has not pre-sold its real estate held for sale.
  Impacts from the 2005 hurricane season could include increases to, among other things, fuel, commodities and construction costs and could impact travel patterns. The Company is currently unable to determine what impact, if any, the effects of the hurricanes will have on the Company.
  The Company uses estimates to record certain reserves (including, but not limited to, self-insured medical and workers' compensation reserves, legal liability reserves and income tax reserves) and to measure assets for impairment. If actual results vary significantly from such estimates, or if future trends are not indicative of historical experience, the Company's results from operations could be materially impacted (see Critical Accounting Policies for more information regarding these reserve estimates).
  Remediation of the mold problem at Breckenridge Terrace has been substantially completed and a vast majority of the facility was re-opened in November 2004. The Company's estimated remaining costs are based on currently available data and do not reflect any potential reimbursement from other parties. In September 2005, Breckenridge Terrace agreed to settle its claims against certain responsible parties for $800,000. (See Item 3, Legal Proceedings and Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this issue)
  The Company expects that both internal and external costs associated with compliance efforts under the Sarbanes Oxley Act of 2002 will decrease significantly in future fiscal years from the $5.3 million of expense incurred in fiscal 2005. This decrease in expense would have a favorable impact on Reported EBITDA for each of the Company's segments.
  The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment", in its first quarter of fiscal 2006. The full impact of adoption of SFAS 123R cannot be reasonably estimated at this time because it will depend on levels and type of share-based compensation arrangements in the future, along with the valuation model used and related assumptions.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document.

Results of Operations

Summary

The 2004/05 ski season was a record year in terms of both total revenue and skier visits for the Mountain segment, supported by overall increases in destination visitation and ETP. The record skier revenue and skier visitation also drove improvement in the Lodging segment for properties proximate to the Company's ski resorts. In addition, management believes that the cost cutting initiatives implemented in fiscal 2004 were sustained in fiscal 2005. The Company's net income of $23.1 million for fiscal 2005 improved significantly over fiscal 2004's net loss of $6.0 million driven primarily by an increase in Resort Reported EBITDA of $22.9 million, a $7.2 million decrease in interest expense, as well as a $36.5 million decrease in loss on extinguishment of debt and a $5.5 million decrease in mold remediation charges, partially offset by a $16.5 million decrease in Reported Real Estate EBITDA and the fiscal 2005 net loss from the sale of businesses of $7.4 million (all as discussed further below). In addition, Corporate selling, general and administrative expenses ("Corporate SG&A"), which are allocated between each of the three segments, increased significantly in fiscal 2005 versus fiscal 2004 due primarily to first year SOX 404 compliance costs which increased by $3.2 million and increased legal costs of $4.5 million.

Mountain Segment

Mountain segment operating results for the fiscal years ended July 31, 2005, 2004 and 2003 are presented by category as follows (in thousands, except ETP):

				Percentage Change
	Fiscal Year Ended July 31,			Increase/(Decrease)
	2005	2004	2003	2005/2004	2004/2003
	----------(unaudited)----------

Lift tickets	$ 233,458	$ 212,329	$ 195,571	10.0%	8.6%
Ski school	63,915	58,526	55,392	9.2%	5.7%
Dining	53,688	51,511	48,333	4.2%	6.6%
Retail/rental	120,149	115,044	107,714	4.4%	6.8%
Other	69,645	63,585	53,558	9.5%	18.7%
Total Mountain net revenue	540,855	500,995	460,568	8.0%	8.8%

Total Mountain operating expense	391,889	368,875	362,131	6.2%	1.9%
Mountain equity investment income, net	2,303	1,376	1,009	67.4%	36.4%
Total Mountain Reported EBITDA	$ 151,269	$ 133,496	$ 99,446	13.3%	34.2%

Total skier visits	5,940	5,636	5,730	5.4%	(1.6)%

ETP	$ 39.30	$ 37.67	$ 34.13	4.3%	10.4%

Mountain segment revenues and Reported EBITDA have increased significantly since fiscal 2003. This increase is due primarily to increased lift revenues as a result of higher ETP and, for fiscal 2005, increased skier visits. The increases in ETP, which is lift revenue divided by skier visits, is a function of 1) increased absolute pricing for both lift tickets and season passes and 2) increased Destination guest visitation driving the purchase of higher-priced lift ticket products. The absolute price increases were supported by substantial new capital improvements, including expanded grooming and snowmaking efforts and new high-speed lifts. During fiscal 2004 and continuing in fiscal 2005, the U.S. travel industry began to recover from the effects of the terrorist attacks of September 11, 2001 and the Iraq War in fiscal 2003. As a result, the skier visit mix changed in fiscal 2004 and continued to change in fiscal 2005 compared to fiscal 2003 as the Company experienced a higher mix of Destination, including international visitors, favorably impacting skier visits and ETP. Ancillary business revenues including ski school, mountain dining and retail/rental increased consistent with the increase in lift ticket revenues for fiscal 2005 and 2004. Ski school also benefited from an increase in absolute pricing and increased market penetration. In addition to the impact from increased skier visits, retail/rental also experienced favorable results in fiscal 2005 due to additional retail locations and an increase in ecommerce. Other factors impacting revenue were: 1) the timing of Easter, which fell in March in the current fiscal year and April in fiscal 2004 and 2003, enabling the company to maximize pricing for Easter visitors in its peak month of March and 2) an unseasonably warm month of March in fiscal 2004, contributing to the decline in fiscal 2004 skier visits, partially offset by 3) the loss of an extra day of peak season operations due to the 2004 Leap Year, and the timing of the Christmas and New Year's holidays, which both fell on Saturday in fiscal 2005.

The increase in other revenue for fiscal 2005 versus fiscal 2004 is due primarily to: 1) increased private clubs revenue from dues increases, a full year of operations of the spa at The Ritz-Carlton, Bachelor Gulch and higher amortization of deferred club initiation fees due to increased memberships ($1.6 million), 2) increased allocated employee housing revenue due to the re-opening of a facility that closed in fiscal 2004 ($698,000), 3) increased commercial leasing revenue as a result of a full twelve months of increased available space and increased percentage rents ($894,000), 4) increased municipal services revenue due to expanded services in Beaver Creek and Bachelor Gulch villages ($583,000) and 5) a full year of consolidation of the Company's four employee housing entities, which were consolidated in the second quarter of fiscal 2004 ($381,000). The increases in other revenues in fiscal 2004 as compared to fiscal 2003 is primarily due to 1) consolidation of employee housing entities ($1.8 million), 2) increased revenues related to technology services ($1.7 million), 3) operations of the spa at the Ritz-Carlton, Bachelor Gulch, which opened in November 2002 ($1.5 million) and 4) increased summer visitation.

Mountain operating expense is generally not expected to increase commensurate with an increase in revenue due to the primarily fixed-cost nature of the business. However, new initiatives to expand grooming and snowmaking caused an increase in operating costs including labor, utilities and fuel for fiscal 2005. The Company also incurred incremental costs associated with the installation of additional chairlifts in fiscal 2005. In addition, fiscal 2005 allocated Corporate SG&A increased due to higher legal, first year SOX 404 compliance costs, operating costs associated with the re-opening of Breckenridge Terrace ($390,000), which was closed for the entire ski season last year and a full year of consolidation of the four employee housing entities of $513,000.

In fiscal 2004, the Company changed its cost structure by decreasing the amount of fixed costs in the Mountain segment through staffing changes, reduced marketing costs, changes in summer trail maintenance and more closely monitoring the hours of certain dining establishments. The Mountain segment also benefited from cost reductions realized in allocated Corporate SG&A expenses. These changes to the cost structure helped offset increased expenses due to the consolidation of four employee housing entities ($2.0 million), normal cost increases associated with inflation, payroll increases and energy prices as well as increased incentive compensation.

Mountain equity investment income primarily includes the Company's share of income or loss from the operations of a real estate brokerage; the increase in equity investment income is due primarily to increased commissions earned by the brokerage associated with increased real estate activity in Eagle County, including the Company's development activities in LionsHead.

Lodging Segment

Lodging segment operating results for the fiscal years ended July 31, 2005, 2004 and 2003 are presented by category as follows (dollars in thousands):

				Percentage Change
	Fiscal Year Ended July 31,			Increase/(Decrease)
	2005	2004	2003	2005/2004	2004/2003
	----------(unaudited)----------

Total Lodging net revenue	$ 196,351	$ 180,525	$ 172,003	8.8%	5.0%

Total Lodging operating expense	177,469	165,983	161,846	6.9%	2.6%
Lodging equity investment loss, net	(2,679)	(3,432)	(5,995)	(21.9)%	(42.8)%
Total Lodging Reported EBITDA	$ 16,203	$ 11,110	$ 4,162	45.8%	166.9%

Average Daily Rate ("ADR")	$ 196.26	$ 187.90	$ 184.25	4.4%	2.0%

Lodging segment revenues and Reported EBITDA have increased significantly since fiscal 2003 as a result of improved ADR while controlling related variable expenses. Additionally, paid occupancy increased 7.2% from fiscal 2004 to fiscal 2005 and 2.4% from fiscal 2003 to fiscal 2004. The Lodging segment's non-RockResorts branded properties, which are all proximate to the Company's ski resorts, and the Company's RockResorts properties located in close proximity to the Company's ski resorts have also benefited from the increase in skier visits and increased destination guests, and have experienced an increase in group business (primarily within the Vail, Beaver Creek and Keystone properties). Management believes the increase in group business is the result of an increased focus on this segment coupled with improvements in the overall lodging industry related to economic rebound and decreased travel-related concerns. The Company's RockResorts properties not located in close proximity to its ski resorts also performed favorably in fiscal 2005 along with the overall lodging industry related to economic rebound and decreased travel-related concerns. Particularly, SRL&S's contribution to Reported EBITDA has improved significantly compared to last year ($1.2 million), primarily as a result of increased room rates and expanded property management operations. In addition, RockResorts' revenues for fiscal 2005 include a $417,000 fee related to the termination of the Casa Madrona management agreement as well as $218,000 in marketing fee revenue reimbursements from the former owners of Cheeca Lodge & Spa. GTLC, which is only open from May to October, operating performance improved by approximately $370,000 as a result of reporting incremental days of operations.

In fiscal 2004, the Company implemented new measures to reduce the Lodging segment cost structure, such as closing seasonal properties during their off-seasons and furloughing employees during slower times. These cost reductions measurably improved operating margins from fiscal 2003 to fiscal 2004, and were maintained in fiscal 2005 despite the increase in allocated Corporate SG&A expenses.

In fiscal 2005, the Company sold its minority equity interest in BG Resort and the assets constituting the Vail Marriott and Rancho Mirage. Fiscal 2005 Lodging Reported EBITDA includes revenue of $40.2 million, operating expense of $34.9 million and equity investment loss of $2.7 million related to these entities, prior to their sale. Fiscal 2004 and 2003 Lodging Reported EBITDA includes, respectively, revenue of $40.2 million and $34.9 million, expense of $35.7 million and $33.5 million and equity investment loss of $3.3 million and $5.8 million related to these entities. Commencing with the sale of the Vail Marriott and Rancho Mirage, the Company is earning management fees of approximately 3% of the hotels' revenue. The impact to Lodging Reported EBITDA from these increased management fees was not significant in fiscal 2005 due to the timing of the sale of these businesses. See Note 8, Sale of Businesses, of the Notes to Consolidated Financial Statements, for more information regarding the Company's dispositions.

The consolidation of the Employee Housing Entities as of November 1, 2003 caused a $415,000 and a $473,000 increase in Lodging revenue and Lodging operating expense, respectively, in fiscal 2004.

Lodging equity loss consists primarily of the Company's share of losses from BG Resort. As the Company sold its investment in BG Resort in December 2004, the fiscal 2005 equity loss only reflects five months of operations. Fiscal 2003 was the first year of operations of the hotel, and therefore included significant start-up costs that did not recur in fiscal 2004 or 2005.

Real Estate Segment

Real Estate segment operating results for the fiscal years ended July 31, 2005, 2004 and 2003 are presented by major categories as follows (dollars in thousands):

				Percentage Change
	Fiscal Year Ended July 31,			Increase/(Decrease)
	2005	2004	2003	2005/2004	2004/2003
	----------(unaudited)----------

Single family land sales	$ 26,922	$ 12,602	$ 27,496	113.6%	(54.2)%
Land sales to developers	12,751	20,617	4,987	(38.2)%	313.4%
Residential and commercial condominiums	16,835	5,844	39,647	188.1%	(85.3)%
Parking unit sales	11,684	--	--	100.0%	--%
Other	4,589	6,060	8,271	(24.3)%	(26.7)%
Total Real Estate net revenue	72,781	45,123	80,401	61.3%	(43.9)%

Gain on transfer of property	--	2,147	--	(100.0)%	100.0%
Real Estate operating expense	58,254	16,791	66,642	246.9%	(74.8)%
Real Estate equity investment (loss) income, net	(102)	460	3,962	(122.2)%	(88.4)%
Total Real Estate Reported EBITDA	$ 14,425	$ 30,939	$ 17,721	(53.4)%	74.6%

Fluctuations in Real Estate Reported EBITDA from year to year generally are the result of changes in the product mix and number of units available for sale; land sales generally have much higher margins than condominiums. In fiscal 2004 however, a $15.1 million liability associated with capital improvement fees for Smith Creek Metropolitan District ("SCMD") was relieved (with a corresponding decrease to Real Estate operating expense) as a result of Bachelor Gulch Metropolitan District's bond issuance in fiscal 2004, the proceeds of which were used to completely pay off all of SCMD's outstanding bonds, resulting in the elimination of the capital improvement fee liability. Fiscal 2005 Real Estate revenue included revenue recognition associated with sales of single-family lots at JHG&TC, Vail, Bachelor Gulch and Red Sky Ranch, developer land sales in the Beaver Creek area, the sale of parking spaces in Vail's Founders' Garage and the sale of a warehouse facility in Avon as well as recognition of a previously deferred $2.5 million land gain associated with the sale of BG Resort in December 2004 and recognition of $2.3 million of contingent gains (included in Other) associated with a development parcel sold in fiscal 2004. Fiscal 2004 Real Estate revenue included revenue recognition associated with the sale of development parcels in Bachelor Gulch and Arrowhead, single-family lot sales at Breckenridge's Timber Trail and sales of Mountain Thunder Lodge condominiums. In addition, in fiscal 2004, the Company recorded a $2.1 million gain on the transfer of property related to executive non-cash deferred compensation (see Note 17, Non-Cash Deferred Compensation, of the Notes to Consolidated Financial Statements for more information). In fiscal 2003, Real Estate Reported EBITDA was primarily driven by the large volume of condominiums sold, primarily consisting of sales at the Mountain Thunder Lodge development and luxury condominiums at the Vail Marriott.

Real estate equity income/(loss) primarily includes the Company's share of income or loss from the operations of KRED as well as the Company's share of profit associated with the sale of condominiums at The Ritz-Carlton, Bachelor Gulch through the Company's investment in BG Resort. Of the 23 condominiums developed at The Ritz-Carlton, Bachelor Gulch, 22 were sold in fiscal 2003 and the final condominium was sold in fiscal 2004. In December 2003, KRED distributed substantially all of its assets to its members, resulting in a significant decrease in KRED's activities subsequent to the distribution.

Real Estate operating expense consists primarily of the cost of sales and related selling expenses associated with sales of real estate, and also include general and administrative expenses associated with real estate operations and an allocation of Corporate SG&A expenses. In addition to the relief of the $15.1 million SCMD liability in fiscal 2004, the Company has recorded changes in estimates that increased (decreased) reported real estate cost of sales by approximately $435,000, ($1.8 million) and $475,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The changes in estimates were a result of 1) changes is the estimated percentage-of-completion on certain projects and 2) changes in the estimated costs to complete projects relating to the sale of individual parcels within a development project, including the reversal of $1.2 million of expense in fiscal 2004 relating to the remaining obligation for the construction of amenities that the Company deemed were not necessary to construct.

Other Items

In addition to segment operating results, the following material items contribute to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense has increased over the last two years primarily as a result of 1) the acceleration of depreciation of approximately $7.3 million for certain assets which are being retired in advance of their previously estimated useful lives as a result of fiscal 2005 decisions related to redevelopment and capital improvements, 2) an increased fixed asset base due to normal capital expenditures and 3) incremental depreciation expense of $533,000 in fiscal 2005 and $1.6 million in fiscal 2004 for the first full year associated with the consolidation of the Employee Housing Entities as of November 1, 2003, partially offset by 4) fixed asset retirements as well as assets which are still used in the Company's operations becoming fully depreciated. The average depreciation rate was 8.1%, 7.7% and 8.1% for fiscal years 2005, 2004 and 2003, respectively.

Asset impairment charges. The Company recorded a $1.6 million asset impairment charge in fiscal 2005 associated with an intangible asset related to the RockResorts call option (see Note 9, Put and Call Options, of the Notes to Consolidated Financial Statements), a $536,000 asset impairment charge associated with the termination of the Casa Madrona management agreement in May 2005 and a $440,000 asset impairment charge related to projects that were abandoned prior to completion. In fiscal 2004, the Company recorded a $1.1 million impairment charge after abandoning development of certain projects and the write-down of a warehouse facility. The Company recorded a $4.8 million impairment charge in fiscal 2003 related to an option held on certain development land near Vail due to an unexpected adverse court decision in connection with litigation involving the option. (See Note 10, Asset Impairment Charges, of the Notes to Consolidated Financial Statements.)

Mold remediation charge. In fiscal 2004, the Company expensed $5.5 million related to the estimated cost of remediation of water intrusion and condensation problems at its Breckenridge Terrace employee housing facility. See Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this charge.

Interest expense. The Company's primary sources of interest expense are the Credit Facility, the Industrial Development Bonds and the 6.75% Notes. The $7.2 million decrease in interest expense for fiscal 2005 compared to fiscal 2004 is due to 1) the replacement of the 8.75% Notes with the 6.75% Notes in January 2004, which resulted in a full year benefit versus six months in fiscal 2004, 2) extinguishment of the Credit Facility Term Loan in January 2005, 3) improved pricing and lower commitment fees relating to the Credit Facility refinancing in January 2005 as well as 4) an improved Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) and lower average borrowings under the Credit Facility. These reductions are partially offset by the consolidation of the Employee Housing Entities under FIN 46R. Overall, interest expense decreased from fiscal 2003 to 2004 due to 1) the replacement of the 8.75% Notes with the 6.75% Notes in January 2004, 2) reduced pricing of the term loan portion of the Credit Facility and 3) lower average borrowings on the Credit Facility, partially offset by increased principal outstanding under the 6.75% Notes as compared to the 8.75% Notes and the consolidation of the Employee Housing Entities under FIN 46R. Average borrowings under the Credit Facility Revolver were $6.6 million, $22.9 million and $45.2 million in fiscal 2005, 2004 and 2003, respectively.

Loss on extinguishment of debt. The Company recorded a $612,000 debt extinguishment charge in January 2005 in connection with the refinancing of the Company's Credit Facility. The debt extinguishment charge is related to the write-off of unamortized issuance costs associated with the Credit Facility Term Loan, which was completely paid off.

The Company recorded a $37.1 million debt extinguishment charge in fiscal 2004 in connection with the tender for the 8.75% Notes. The charge included a tender premium of $65.06 per $1,000 principal amount of 8.75% Notes, which accounts for $23.8 million of the total charge. Other costs in the charge include transaction fees, the write-off of unamortized issuance costs and unamortized original issue discount on the 8.75% Notes, and other costs such as legal and printing fees. In connection with the tender for the 8.75% Notes, in January 2004 the Company issued the 6.75% Notes. The proceeds from the 6.75% Notes were used to repurchase the 8.75% Notes, and to pay associated premiums, fees and expenses. (See Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements.)

Loss on sale of businesses, net. The net $7.4 million loss consists of 1) a $10.9 million loss in the fourth quarter of fiscal 2005 associated with the sale of the assets constituting Rancho Mirage and 2) a $2.1 million loss in the fourth quarter of fiscal 2005 associated with the sale of the assets constituting the Vail Marriott offset by 3) a $5.7 million gain associated with the sale of the Company's interest in BG Resort (see Note 8, Sale of Businesses, of the Notes to Consolidated Financial Statements).

Gain/loss on put options. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The net gain in fiscal 2005 was related to the decrease in the estimated fair value of the liabilities associated with the SSV and RTP put options. The net loss in fiscal 2004 was related to the increase in the estimated fair market value of the SSV and RTP put options. The net gain in fiscal 2003 was related to the decrease in the estimated fair market value of the put option that Olympus had to the Company with respect to RockResorts. See Note 9, Put and Call Options, of the Notes to Consolidated Financial Statements, for more information regarding the Company's put options.

Minority interest in income of consolidated subsidiaries. Minority interest in income of consolidated subsidiaries is a function of the performance of the Company's consolidated subsidiaries. Fiscal 2005 improvements in SSV's and SRL&S's net income is primarily responsible for the increase in minority interest in fiscal 2005. Improvement in SSV's fiscal 2004 net income is primarily responsible for the increase in minority interest in fiscal 2004.

Income taxes. The changes in the Company's effective tax rate are driven primarily by the amount of pre-tax income (loss), non-deductible executive compensation, and other non-deductible items and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income (loss). The effective tax rate was 38.5%, (30.0)% and (39.1)% in fiscal 2005, 2004 and 2003, respectively. During fiscal year 2003, the Company entered into a closing agreement with the Internal Revenue Service, which successfully closed the audit of the 1995 - 1998 tax years. However, the Internal Revenue Service is currently examining the 2001 – 2003 tax years, the outcome of which is presently unknown.

The following table reconciles from segment Reported EBITDA to net income (loss):

	Fiscal Year Ended
	July 31,
	2005	2004	2003

Mountain Reported EBITDA	$ 151,269	$ 133,496	$ 99,446
Lodging Reported EBITDA	16,203	11,110	4,162
Resort Reported EBITDA	167,472	144,606	103,608
Real Estate Reported EBITDA	14,425	30,939	17,721
Total Reported EBITDA	181,897	175,545	121,329
Depreciation and amortization	(89,968)	(86,377)	(82,242)
Asset impairment charges	(2,550)	(1,108)	(4,830)
Mold remediation charge	--	(5,500)	--
Loss on disposal of fixed assets, net	(1,528)	(2,345)	(794)
Investment income, net	2,066	1,886	2,011
Interest expense	(40,298)	(47,479)	(50,001)
Loss on extinguishment of debt	(612)	(37,084)	--
Loss from sale of businesses, net	(7,353)	--	--
Gain (loss) on put options, net	1,158	(1,875)	1,569
Other income (expense), net	50	(179)	17
Minority interest in income of consolidated subsidiaries, net	(5,239)	(4,000)	(1,064)
Income (loss) before (provision) benefit for income taxes	37,623	(8,516)	(14,005)
(Provision) benefit for income taxes	(14,485)	2,557	5,478
Net income (loss)	$ 23,138	$ (5,959)	$ (8,527)

SEC Investigation Terminated

In February 2003, the SEC issued a formal order of investigation with respect to the Company. On September 19, 2005, the Central Regional Office of the SEC informed the Company that its investigation has been terminated, and that no enforcement action has been recommended regarding the Company. The Company has also been informed that no enforcement action has been recommended with respect to any present or former directors, officers or employees of the Company in regard to the matters that had been under investigation.

Liquidity and Capital Resources

Significant Sources of Cash

The Company's liquidity profile improved substantially in fiscal 2005. The Company had no borrowings under its Credit Facility and had $136.6 million of non-restricted cash, including $82.5 million which was invested in overnight securities and short term commercial paper. The Company's Funded Debt to Adjusted EBITDA ratio (as defined under the Credit Facility), which the Company considers to be a key credit statistic, improved more than half a turn over fiscal 2004, and its leverage ratio (total debt to Reported EBITDA) and net leverage ratio (total debt less cash to Reported EBITDA) also each improved by more than half a turn. In addition, the Company reduced its total long-term debt outstanding by $104.1 million from July 31, 2004 to July 31, 2005 including the complete payoff of the Credit Facility Term Loan. Several factors contributed to the improvement: 1) improved free cash flow (Resort Reported EBITDA less resort capital expenditures and applicable interest expense) generated by the Resort segment, aided by improved Resort Reported EBITDA of $22.9 million in fiscal 2005 compared to fiscal 2004; 2) reduction of interest expense of $7.2 million, 3) the Company sold two hotel properties and its investment in BG Resort for total cash proceeds of $108.4 million; 4) the Company received $21.9 million cash from stock option exercises during fiscal 2005 and 5) the pre-sales process for the Arrabelle and Gore Creek Place developments generated $43.4 million in cash received for deposits on units, which the Company will use to offset related construction costs.

In the past two fiscal years, the Company has favorably restructured its key debt instruments. In fiscal 2004, the Company completed a tender offer for the outstanding 8.75% Notes and issued the 6.75% Notes, resulting in $5.2 million annual cash interest expense savings and extending the maturity of the 6.75% Notes to fiscal 2014. The Company paid a tender premium of $23.8 million associated with the 8.75% Notes in fiscal 2004. In January 2005, the Company refinanced its Credit Facility, and in the process completely paid off the $100 million Credit Facility Term Loan. Key modifications to the Credit Facility included, among other things, the expansion of the Credit Facility revolving credit commitments to $400 million from $325 million, extension of the maturity on the Credit Facility Revolver to January 2010 from June 2007, improved pricing for interest rate margins and commitment fees, and improved flexibility in the Company's ability to make investments and distributions. There were no borrowings outstanding under the Credit Facility as of July 31, 2005.

In addition, in July 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, obtained project-specific non-recourse financing (the "Gore Creek Facility") for the construction of the Gore Creek Place development. The Gore Creek Facility is non-revolving and provides for financing up to $30 million. The Gore Creek Facility matures on July 19, 2007, and principal payments are due at the earlier of closing of sales for the Gore Creek residences or maturity. Gore Creek is an Unrestricted Subsidiary (as defined in the Credit Agreement and the indenture governing the 6.75% Notes (the "Indenture")) of the Company and is therefore not included in the covenants of the Company's Credit Facility or 6.75% Notes. In connection with the Gore Creek Facility, The Vail Corporation, a wholly-owned subsidiary of the Company, entered into a Completion Guaranty Agreement, pursuant to which The Vail Corporation guarantees the completion of the construction of the project (but not the repayment of amounts borrowed under the Gore Creek Facility), provided the lender continues to fund the construction. The Gore Creek Facility contains non-recourse provisions to the Company with respect to repayment, and upon an event of default, the lender has recourse only against Gore Creek's assets and enforcement of the Completion Guaranty Agreement. The lender does not have recourse against the assets of The Vail Corporation or any other Company subsidiary. All assets of Gore Creek are provided as collateral under the Gore Creek Facility agreement, which includes the underlying land and the advance deposits. Borrowings under the Gore Creek Facility are expected to be repaid from funds received at closing on the units sold.

In addition to continued utilization of operating cash flows (including sales of real estate) and borrowings, if necessary, under the Credit Facility, the Company expects that its near-term (less than five years) liquidity needs will also be met through borrowings under the Gore Creek Facility, obtaining additional project-specific non-recourse financing for other real estate development projects, and the expected sale of the assets constituting SRL&S. The Company cannot predict whether cash generated from stock option exercises will continue at the level generated in fiscal 2005; however, as of July 31, 2005, there were 2.4 million exercisable options outstanding with a weighted-average exercise price of $19.58 per share.

The Company also anticipates that, for the near-term, it will continue to have excess cash. Management is currently evaluating how best to utilize its excess cash reserve, which is currently invested in overnight securities and short term commercial paper. The Credit Agreement and the Indenture contain restrictions that limit the Company's ability to make investments or distributions (including the payment of dividends). In addition, the Indenture restricts how the funds from sales of businesses can be used, generally requiring the net proceeds from such transactions to be invested in capital improvements or used to tender a portion of the 6.75% Notes outstanding. The Company will not be obligated to tender a portion of the 6.75% Notes outstanding with the proceeds on asset sales to date as a result of the reinvestment of such proceeds for capital expenditures.

Significant Uses of Cash

The Company's cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects. In addition, the Company expects that beginning with the 2006 fiscal year, it will incur significant cash income tax expense (generally expected to equal its statutory income tax rate). The consolidated statement of cash flows included in the accompanying financial statements provides information with respect to the Company's historical sources and uses of cash.

As indicated in the table of contractual obligations below, the Company has significant cash commitments in the near term. These commitments are primarily related to the completion of certain real estate development projects, most notably the construction of the Gore Creek Place townhomes for an estimated $26.0 million, the Arrabelle project for an estimated $42.4 million, the JHG&TC cabins and clubhouse for an estimated $6.5 million, and $4.3 million in other commitments related to the Company's development activities in LionsHead, all of which represent obligations in the next 12 months. In addition to these projects, the Company expects to spend approximately $45 million to $55 million in the remainder of calendar 2005 on capital expenditures related to real estate development projects. The real estate capital expenditures include approximately $25 million to $30 million of costs for assets which will ultimately be capitalized as fixed assets. The Company expects real estate capital expenditures will be higher than historical levels for the near term as the Company continues development associated with Vail's New Dawn. As noted above, the Company obtained non-recourse financing to fund construction of the Gore Creek Place project; the Company expects to utilize similar financing arrangements for certain other development projects, including Arrabelle. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its Resort operations, and expects to continue to invest significant cash in the future. The Company believes that annual capital expenditures of approximately $30 million to $40 million are necessary to sustain the appearance and level of service appropriate to the Company's Resort operations. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. An estimated $45 million to $55 million is expected to be spent during the remainder of calendar 2005 under the Company's capital plan. Primary projects are expected to include two new high-speed chairlifts (one at Beaver Creek and one at Breckenridge), and dining facility upgrades at Heavenly and Vail. The Company has not finalized its capital plan for calendar 2006. The Company plans to utilize cash flow from operations, cash on hand and, as necessary, borrowings under long-term debt to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($491.3 million of the total $521.7 million debt outstanding as of July 31, 2005) are not due until fiscal 2011 and beyond. Fiscal 2006 maturities, which total $2.0 million, include $1.1 million under the SSV Facility, which was refinanced in September 2005 (See Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, for more information). Interest payments under the Company's fixed-rate debt will be approximately $31.2 million in fiscal 2006, assuming the debt remains at its current level.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $62.0 million of variable-rate debt outstanding as of July 31, 2005. A 100-basis point change in LIBOR would cause the Company's annual interest expense to change by approximately $620,000. The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its bank credit facilities and the Indenture. The most restrictive of those covenants include the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (each as defined in the underlying credit agreements). In addition, the Company's financing arrangements limit its ability to incur certain indebtedness, make certain restricted payments, make certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets. The Company's borrowing availability under the Credit Facility is primarily determined by the Funded Debt to Adjusted EBITDA ratio, which is based on the Company's segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2005. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2006. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Capital Structure

In September 2004, the Company and Ski Partners, L.P. ("Apollo") entered into a Conversion and Registration Rights Agreement (the "Agreement"), pursuant to which Apollo converted all of its Class A common stock into the Company's common shares. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004 covering certain of the shares to be owned by the limited partners of Apollo. As a result of this agreement, the Company now has only one class of directors. Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $521.7 million, are currently recognized as liabilities in the Company's consolidated balance sheet. Operating lease obligations, which total $33.5 million as of July 31, 2005, are not recognized as liabilities in the Company's consolidated balance sheet, which is in accordance with accounting principles generally accepted in the United States of America. A summary of the Company's contractual obligations at the end of fiscal 2005 is as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2006 Fiscal Year	2-3 years	4 - 5 years	More than 5 years
Long-Term Debt (1)	$ 521,710	$ 2,004	$ 12,980	$ 15,408	$ 491,318
Fixed Rate Interest (1)	289,181	31,159	61,830	59,868	136,324
Operating Leases and Service Contracts	33,491	10,354	14,393	6,356	2,388
Purchase Obligations (2)	324,604	318,005	6,599	--	--
Other Long-Term Obligations (3)	1,742	532	1,210	--	--
Total Contractual Cash Obligations	$1,170,728	$ 362,054	$ 97,012	$ 81,632	$ 630,030

(1)

The fixed-rate interest payments included in the table above assume that all fixed-rate debt outstanding as of July 31, 2005 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that the amounts outstanding under variable-rate long-term debt as of July 31, 2005 are held to maturity, and utilizing interest rates in effect at July 31, 2005, the Company anticipates that its annual interest payments (including commitment fees and letter of credit fees) on variable rate long-tem debt as of July 31, 2005 will be in the range of $2.0 million to $4.0 million for at least the next five years. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2005, and do not reflect interest obligations on potential future debt, such as non-recourse financing associated with real estate development.

(2)

Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes, accrued interest, and liabilities (including advances) to complete real estate projects on the Company's consolidated balance sheet as of July 31, 2005 and other obligations for goods and services not yet recorded.

(3)

Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the metropolitan district as described in Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires the Company to select appropriate accounting policies and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

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

Real Estate Held for Sale.

Description

The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate or condominium units sold within a project. The determination of cost of sales under the relative sales value method utilizes significant estimates for both the ultimate total revenues to be generated and total costs to be incurred on a real estate development project. Real estate development projects generally span several years.

Additionally, the "percentage of completion" method is used for revenue recognition on real estate sales for which the Company has not completed its obligations to the buyer at the time of closing. This requires estimation of the total cost to complete the obligations to determine the amount of revenue and cost of sales to recognize on a periodic basis.

Judgments and Uncertainties

Changes to cost of sales percentages for a project based upon changes in the estimates are accounted for on a "cumulative catch-up" basis for past sales; other changes are accounted for on a prospective basis. As a result, changes in the estimates underlying the cost of sales calculation can cause significant variances in cost of sales as a percentage of revenue applied year-to-year throughout the life of a project

Effect if Actual Results Differ From Assumptions

A 10% change in the estimates for future revenues or costs yet to be incurred as of July 31, 2005 would have changed the profit margin recognized by approximately $325,000 for the fiscal year ended July 31, 2005. A 10% change in the cost to complete the projects accounted for under the percentage of completion method and recorded through fiscal 2005 would have changed cost of sales by approximately $350,000 for the fiscal year ended July 31, 2005.

Workers' Compensation.

Description

The Company is self-insured for workers' compensation for its operations in the states of Colorado and California. Workers' compensation claims are reserved based on actuarial estimates for the ultimate development of existing claims and claims incurred but not yet reported.

Judgments and Uncertainties

Variances in actual claims experience versus the actuarial reserve can affect the timing of workers' compensation expense between fiscal years.

Effect if Actual Results Differ From Assumptions

A 10% change in the estimated development factors for fiscal 2005 claims would have changed fiscal 2005 workers' compensation expense recognized by approximately $430,000.

Deferred Club Initiation Fees.

Description

Revenues from club initiation fees are initially deferred and recognized over the expected life of the club facilities.

Judgments and Uncertainties

The life of the club facilities is an estimate determined by management based on consideration of standard building life estimates. Changes in the estimates of the club facilities' lives do not impact the aggregate amount of club related revenues recognized; however, the changes would impact the timing of the revenue recognition. If an estimate is changed, the remaining club revenues would be recognized in a straight-line pattern over the new estimated remaining life of the club facilities.

Effect if Actual Results Differ From Assumptions

If the estimated remaining lives of all of the Company's private club facilities were shortened by five years as of August 1, 2004, fiscal 2005 revenue would have increased approximately $103,000. Similarly, if the estimated lives had been extended by five years as of August 1, 2004, fiscal 2005 revenue would have decreased approximately $97,000.

Intangible Assets.

Description

The Company frequently obtains intangible assets, including goodwill, primarily through business combinations. The assignment of value to individual intangible assets generally requires the assistance of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation. Because individual intangible assets (i) may be expensed immediately upon acquisition; (ii) amortized over their estimated useful life; or (iii) not amortized, the assigned values and lives, when applicable, could have a material effect on current and future period results of operations. Further, intangibles are subject to certain judgments when evaluating impairment pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", discussed further in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. The Company tests goodwill and indefinite lived intangible assets annually for impairment under SFAS No. 142 as of May 1, or whenever events may indicate a possible impairment exists. Future operating results could dictate significant future non-cash impairment charges.

Judgments and Uncertainties

The Company determines fair value using current market values and widely accepted valuation techniques, including discounted cash flows and a royalty rate model. These types of analyses require the Company to make certain assumptions and estimates regarding economic factors and the future operating results of certain business operations.

Effect if Actual Results Differ From Assumptions

The Company completed the annual impairment testing of intangible assets in the fourth quarter of fiscal 2005, which resulted in no impairment being recorded, using the methodology described herein. A 10% decrease in the estimated fair value of the goodwill and intangible assets tested would not have had a significant impact on the test results.

Income Taxes.

Description

The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that the Company files its tax return on a calendar year basis which is different from its fiscal year end. As of July 31, 2005, the Company had total deferred tax assets of $60.3 million (before valuation allowances) and total deferred tax liabilities of $118.5 million. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future, primarily through the reversal of the deferred tax liabilities, to realize the benefit of the Company's deferred tax assets for which valuation allowances have not been recorded against.

Judgments and Uncertainties

The Company has approximately $15.5 million (tax-effected) of net operating loss and other carryforwards and credits as of July 31, 2005 for which it has not recorded a valuation allowance against. The Company is primarily relying on the reversal of deferred tax liabilities to utilize these carryforwards and credits.

Effect if Actual Results Differ From Assumptions

If the Company were to incur substantial tax losses for a number of years, the carryforwards and credits for which it has not recorded a valuation allowance against could expire without being utilized resulting in an increased tax expense in the period that the Company believes that it more likely than not the carryforwards or credits will not be realized.

Tax Contingencies.

Description

The Company is subject to periodic review by domestic tax authorities for audit of the Company's income tax returns. These audits generally include questions regarding the Company's tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with the Company's various tax filing positions, including state and local taxes, the Company recorded reserves for probable exposure. A significant amount of time may pass before a particular matter, for which the Company may have established a reserve, is audited and fully resolved. As of the end of fiscal 2005, three open years (2001 – 2003) were undergoing examination by the Internal Revenue Service.

Judgments and Uncertainties

The estimates of the Company's tax contingencies reserve contains uncertainty because management must use judgment to estimate the potential exposure associated with the Company's various filing positions.

Effect if Actual Results Differ From Assumptions

Although management believes that the estimates and judgments discussed herein are reasonable and it has adequate reserves for its tax contingencies, actual results could differ, and the Company may be exposed to increases or decreases in those reserves that could be material.

To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of the Company's reserve, the Company's effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution. A favorable tax settlement could possibly result in a reduction in the Company's tax expense and effective tax rate in the year of resolution.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, which replaces SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". SFAS 123R requires the measurement of all employee share-based compensation arrangements to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

SFAS 123R permits public companies to adopt its requirements using one of two methods. Under the "modified prospective" method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based compensation arrangements granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based compensation arrangements to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will impact the Company's results of operations, although it will have no impact on the Company's overall financial position. The adoption of SFAS 123R will increase the Company's operating expenses by approximately $3.5 million, $2.2 million and $270,000 for the years ended July 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of July 31, 2005. The full impact of adoption of SFAS 123R cannot be reasonably estimated at this time because it will depend on levels and type of share-based compensation arrangements in the future, along with the valuation model used and related assumptions. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.  In September 2005, the Company granted approximately 163,850 shares of restricted stock and options to purchase approximately 442,500 shares of common stock at an exercise price of $28.08 per share.  The vesting period for the restricted stock ranges from one to three years, and the vesting period for the stock options is three years.  The Company is currently evaluating the effect these share-based compensation arrangements will have on its future results of operations.

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

Seasonality and Quarterly Results

The Company's Mountain and Lodging operations are seasonal in nature. In particular, revenues and profits for the Company's Mountain and most of its Lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company's owned golf courses occur during the summer months while the winter season generally results in operating losses. However, revenues and profits generated by GTLC's summer operations, management fees from those managed properties and golf operations are not sufficient to fully offset the Company's off-season losses from its Mountain and other Lodging operations. During the 2005 fiscal year, 77.3% of total combined Mountain and Lodging revenues were earned during the second and third fiscal quarters. Quarterly results may also be materially affected by the timing of snowfall and other unforeseen external factors. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. (See Note 15, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

Economic Downturn

Skiing, travel and tourism are discretionary recreational activities that can be adversely affected by a significant economic slowdown, which, in turn, could reduce the Company's operating results. There can be no assurance that a continued or future decrease in the amount of discretionary spending by the public would not have an adverse effect on the Company.

Unfavorable Weather Conditions

The ability to attract visitors to ski resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and the Company's revenues and profits. In the past 20 years, the Company's Colorado ski resorts have averaged between 20 and 30 feet of annual snowfall and Heavenly receives average yearly snowfall of between 25 and 35 feet, significantly in excess of the average for United States ski resorts. However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the future. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies. Unfavorable weather conditions such as drought, hurricanes, tropical storms and tornadoes can adversely affect the Company's other resorts and lodging properties as vacationers tend to delay or postpone vacations if weather conditions differ from those that typically prevail at such resorts for a given season. There is no way for the Company to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation. To some extent, the Company mitigates against impacts from weather through the sales of season passes.

Labor Market

The Company's Mountain and Lodging operations are largely dependent on a seasonal workforce. The Company recruits worldwide to fill staffing needs each season and utilizes visas to enable the use of foreign workers. In addition, the Company manages seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. While the Company does not currently foresee the need to increase seasonal wages to attract employees, the Company cannot guarantee that such an increase will not be necessary in the future. In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers who are an important source for the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact on results of operations.

Terrorist Acts upon the United States and Acts of War

The terrorist acts carried out against the United States on September 11, 2001 and the war with Iraq and its aftermath have had an adverse effect on the global travel and leisure industry. Additional terrorist acts against the United States and the threat of or actual war by or upon the United States could result in further degradation of discretionary travel, upon which the Company's operations are highly dependent. Such degradation could have a material adverse impact on the Company's results of operations.

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
  failure to commence or complete the planned real estate development projects;
  failure to achieve the anticipated short and long-term financial benefits from the planned real estate development projects;
  implications arising from new FASB/governmental legislation, rulings or interpretations;
  termination of existing hotel management contracts;
  our reliance on government permits or approvals for our use of federal land or to make operational improvements;
  our ability to integrate and successfully operate future acquisitions;
  expenses or adverse consequences of current or future legal claims;
  shortages or rising costs in construction materials;
  adverse changes in the real estate market; and
  unfavorable weather conditions.

Readers are also referred to the uncertainties and risks identified elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2005, the Company had $62.0 million of variable rate indebtedness, representing 11.9% of the Company's total debt outstanding, at an average interest rate during fiscal 2005 of 9.3%. The Company's average interest rate includes letter of credit fees, unused fees and deferred financing charges (see Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements). Based on floating-rate borrowings outstanding as of July 31, 2005, a 100-basis point change in LIBOR would have caused the Company's annual interest expense to change by $620,000, respectively. The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2005, 2004 and 2003

Management's Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders' Equity	F-7
Consolidated Statements of Cash Flows	F-8
Supplemental Schedule of Non-Cash Transactions	F-9
Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule:

The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements:

Schedule II Valuation and Qualifying Accounts	47

Management's Report on Internal Control over Financial Reporting

Management of Vail Resorts Inc. ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of July 31, 2005, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2005, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Vail Resorts, Inc.:

We have completed an integrated audit of Vail Resorts, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the accompanying consolidated financial statements, the Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Revised" during the year ended July 31, 2004.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that the Company maintained effective internal control over financial reporting as of July 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers, LLP

Denver, Colorado

October 4, 2005

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$ 136,580	$ 46,328
Restricted cash	18,253	16,031
Trade receivables, net of allowances of $1,335 and $1,265, respectively	33,136	31,915
Income taxes receivable	--	5,042
Inventories, net of reserves of $719 and $738, respectively	36,078	31,151
Deferred income taxes (Note 11)	11,405	12,077
Other current assets	20,697	13,193
Assets held for sale (Note 2)	26,735	--
Total current assets	282,884	155,737
Property, plant and equipment, net (Note 5)	843,047	968,772
Real estate held for sale and investment	154,874	134,548
Deferred charges and other assets	23,172	31,311
Notes receivable	9,463	13,296
Goodwill, net (Note 5)	135,507	145,090
Intangible assets, net (Note 5)	76,974	85,203
Total assets	$1,525,921	$1,533,957

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$ 209,369	$ 198,868
Income taxes payable	12,979	--
Long-term debt due within one year (Note 4)	2,004	3,159
Total current liabilities	224,352	202,027
Long-term debt (Note 4)	519,706	622,644
Other long-term liabilities (Note 5)	140,421	97,616
Deferred income taxes (Note 11)	71,209	79,745
Commitments and contingencies (Note 13)	--	--
Put option liabilities (Note 9)	34	3,657
Minority interest in net assets of consolidated subsidiaries	29,670	37,105
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, zero shares authorized and outstanding as of July 31, 2005, and 20,000,000 shares authorized and 6,114,834 shares issued and outstanding as of July 31, 2004 (Note 16)	--	61
Common stock, $0.01 par value, 100,000,000 and 80,000,000 shares authorized, respectively, and 36,596,193 and 29,222,828 shares issued and outstanding, respectively	366	292
Additional paid-in capital	442,527	416,660
Deferred compensation	(329)	(677)
Retained earnings	97,965	74,827
Total stockholders' equity	540,529	491,163
Total liabilities and stockholders' equity	$1,525,921	$1,533,957

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	July 31,
	2005	2004	2003
Net revenue:
Mountain	$ 540,855	$ 500,995	$ 460,568
Lodging	196,351	180,525	172,003
Real estate	72,781	45,123	80,401
Total net revenue	809,987	726,643	712,972
Operating expense:
Mountain	391,889	368,875	362,131
Lodging	177,469	165,983	161,846
Real estate	58,254	16,791	66,642
Total segment operating expense	627,612	551,649	590,619
Other operating income (expense):
Gain on transfer of property, net	--	2,147	--
Depreciation and amortization	(89,968)	(86,377)	(82,242)
Asset impairment charges (Note 10)	(2,550)	(1,108)	(4,830)
Mold remediation charge (Note 13)	--	(5,500)	--
Loss on disposal of fixed assets, net	(1,528)	(2,345)	(794)
Income from operations	88,329	81,811	34,487
Mountain equity investment income, net	2,303	1,376	1,009
Lodging equity investment loss, net	(2,679)	(3,432)	(5,995)
Real estate equity investment (loss) income, net	(102)	460	3,962
Investment income, net	2,066	1,886	2,011
Interest expense	(40,298)	(47,479)	(50,001)
Loss on extinguishment of debt	(612)	(37,084)	--
Loss from sale of businesses, net (Note 8)	(7,353)	--	--
Gain (loss) on put options, net (Note 9)	1,158	(1,875)	1,569
Other income (expense), net	50	(179)	17
Minority interest in income of consolidated subsidiaries, net	(5,239)	(4,000)	(1,064)
Income (loss) before (provision) benefit for income taxes	37,623	(8,516)	(14,005)
(Provision) benefit for income taxes (Note 11)	(14,485)	2,557	5,478
Net income (loss)	$ 23,138	$ (5,959)	$ (8,527)

Per share amounts (Note 3):
Basic net income (loss) per share	$ 0.65	$ (0.17)	$ (0.24)
Diluted net income (loss) per share	$ 0.64	$ (0.17)	$ (0.24)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders' Equity
	Shares
	Class A	Common	Total	Amount

Balance, July 31, 2002	7,439,834	27,714,220	35,154,054	$ 351	$ 415,688	$ (1,348)	$ 89,313	$ 504,004
Net loss	--	--	--	--	--	--	(8,527)	(8,527)
Amortization of deferred compensation	--	--	--	--	--	1,346	--	1,346
Issuance of shares pursuant to options exercised (Note 18)	--	30,727	30,727	--	498	--	--	498
Purchase of stock pursuant to issuance of restricted shares, net	--	90,095	90,095	1	(1,163)	--	--	(1,162)
Tax effect of stock option exercises	--	--	--	--	87	--	--	87
Forfeiture of unvested restricted stock granted	--	--	--	--	(58)	58	--	--
Restricted stock granted	--	--	--	--	254	(254)	--	--
Balance, July 31, 2003	7,439,834	27,835,042	35,274,876	352	415,306	(198)	80,786	496,246
Net loss	--	--	--	--	--	--	(5,959)	(5,959)
Conversion of Class A shares to common shares	(1,325,000)	1,325,000	--	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--	250	--	250
Issuance of shares pursuant to options exercised (Note 18)	--	62,786	62,786	1	561	--	--	562
Tax effect of stock option exercises	--	--	--	--	64	--	--	64
Restricted stock granted	--	--	--	--	729	(729)	--	--
Balance, July 31, 2004	6,114,834	29,222,828	35,337,662	353	416,660	(677)	74,827	491,163
Net income	--	--	--	--	--	--	23,138	23,138
Conversion of Class A shares to common shares (Note 16)	(6,114,834)	6,114,834	--	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--	348	--	348
Issuance of shares pursuant to options exercised and issuance of restricted shares (Note 18)	--	1,258,531	1,258,531	13	21,928	--	--	21,941
Tax effect of stock option exercises	--	--	--	--	3,939	--	--	3,939
Balance, July 31, 2005	--	36,596,193	36,596,193	$ 366	$ 442,527	$ (329)	$ 97,965	$ 540,529

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 23,138	$ (5,959)	$ (8,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,968	86,377	82,242
Non-cash cost of real estate sales	38,425	(1,654)	45,473
Non-cash gain on transfer of property	--	(2,147)	--
Asset impairment charges	2,550	1,108	4,830
Mold remediation charge	--	5,500	--
Loss on sale of businesses, net	7,353	--	--
Cash received from private club membership sales	8,324	8,358	19,652
Loss on extinguishment of debt	612	37,084	--
Deferred income taxes, net	(7,514)	(1,018)	4,275
Minority interest in net income of consolidated subsidiaries	5,239	4,000	1,064
Other non-cash (income) expense, net	(2,996)	5,956	7,545
Changes in assets and liabilities:
Restricted cash	(2,222)	(4,965)	1,789
Accounts receivable	(3,665)	7,254	(83)
Notes receivable	4,052	1,685	3,928
Inventories	(5,074)	605	570
Accounts payable and accrued expenses	26,443	20,512	5,974
Income taxes receivable/payable	21,960	6,940	(17,201)
Real estate deposits	29,755	11,453	7,128
Other assets and liabilities, net	(16,007)	(152)	(4,089)
Net cash provided by operating activities	220,341	180,937	154,570
Cash flows from investing activities:
Capital expenditures	(79,975)	(62,960)	(106,338)
Investments in real estate	(72,164)	(27,802)	(22,572)
Distributions from joint ventures	6,588	4,849	3,120
Cash received from disposal of fixed assets	2,019	2,658	635
Cash received from sale of businesses	108,399	--	--
Purchase of minority interests	(9,748)	--	--
Other investing	--	(110)	(5,568)
Net cash used in investing activities	(44,881)	(83,365)	(130,723)
Cash flows from financing activities:
Proceeds from borrowings under 6.75% Notes	--	390,000	--
Payment of tender and call of 8.75% Notes	--	(360,000)	--
Payment of tender premium	--	(23,825)	--
Payment of financing costs	(1,774)	(6,828)	(3,854)
Payment of Credit Facility Term Loan	(98,750)	(1,000)	(250)
Proceeds from borrowings under other long-term debt	176,423	173,253	458,446
Payments of other long-term debt	(181,239)	(234,234)	(482,997)
Distributions from joint ventures to minority shareholders	(1,807)	(1,474)	(926)
Proceeds from the exercise of stock options	21,939	562	498
Net cash used in financing activities	(85,208)	(63,546)	(29,083)
Net increase (decrease) in cash and cash equivalents	90,252	34,026	(5,236)
Net increase in cash due to adoption of FIN 46R	--	4,428	--
Cash and cash equivalents:
Beginning of period	46,328	7,874	13,110
End of period	$ 136,580	$ 46,328	$ 7,874

Cash paid for interest, net of amounts capitalized	$ 38,158	$ 38,578	$ 46,244
Taxes paid, net of refunds received	--	(8,827)	7,703

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions

(In thousands)

	Year Ended
	July 31,
	2005	2004	2003
Distributions (net of liabilities assumed) from KRED	$ --	$ 25,600	$ --
Capital leases entered into for operating fixed assets	--	1,312	--
Increase in assets due to adoption of FIN 46R	--	49,860	--
Increase in liabilities due to adoption of FIN 46R	--	48,972	--

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. The Company also holds a 61.7% interest in SSI Venture LLC ("SSV"), a retail/rental company. In the Lodging segment, the Company owns and operates various hotels, RockResorts International LLC ("RockResorts"), a luxury hotel management company, and Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment. The Company's Mountain and Lodging businesses are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Investments in Affiliates and Note 7, Variable Interest Entities).

2.  Summary of Significant Accounting Policies

Principles of Consolidation-- The accompanying Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary. Investments in which the Company does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents-- The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash-- Restricted cash represents amounts held as state-regulated reserves for self-insured workers' compensation claims, owner and guest advance deposits held in escrow for lodging reservations and certain deposits received from real estate transactions. The workers' compensation reserve, which was $11.9 million at July 31, 2005, is invested in money market accounts, highly liquid U.S. Treasury and similar-grade obligations, in accordance with reserve restrictions.

Trade and Notes Receivable-- The Company records trade accounts receivable in the normal course of business related to the sale of products or services. The Company charges interest on past due accounts at a rate of 18% per annum. The allowance for doubtful accounts is based on a specific reserve analysis and on a percentage of accounts receivable, and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility. Write-offs are evaluated on a case by case basis. Delinquency status on accounts receivable is based on contractual terms.

Inventories-- The Company's inventories consist primarily of purchased retail goods, food and beverage items, and spare parts. Inventories are stated at the lower of cost or fair value, determined using primarily an average weighted cost method. The Company records a reserve for estimated shrinkage and obsolete or unusable inventory.

Property, Plant and Equipment-- Property, plant and equipment is carried at cost net of accumulated depreciation. Routine repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related equipment or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Depreciation is calculated on the straight-line method generally based on the following useful lives:

Estimated Life
in Years

Land improvements	20
Buildings and building improvements	15-30
Machinery and equipment	3-30
Furniture and fixtures	3-10
Vehicles	3

In November 2002, after a review of the useful lives of the Company's assets, management changed the depreciable lives of buildings to 30 years from 40 years. The Company believes 30 years to be a more appropriate estimate. The change increased depreciation expense by approximately $450,000 per quarter.

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1 million. The Company records capitalized interest once construction activities commence. The Company did not capitalize interest on projects during fiscal years 2005 and 2004. Interest capitalized on non-real estate projects during fiscal year 2003 totaled $405,000.

The Company has certain assets being used in resort operations that were constructed as amenities in conjunction with real estate development and included in project costs and expensed as the real estate was sold. Accordingly, there is no carrying value and no related depreciation expense related to these assets in the Company's Consolidated Financial Statements. These assets were primarily placed in service from 1995 to 1997 with an original cost of approximately $33 million and an average estimated useful life of 15 years.

Real Estate Held for Sale-- The Company capitalizes as land held for sale the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method. Sales and marketing expenses are charged against income in the period incurred. Sales commission expenses are charged against income in the period that the related revenues are recorded. The Company capitalizes interest on real estate projects expected to take longer than one year to complete and cost more than $1 million. The Company records capitalized interest once construction activities commence and real estate deposits have been used. Interest capitalized on real estate development projects during fiscal years 2005 and 2003 totaled approximately $14,000 and $849,000, respectively. No interest was capitalized on real estate development projects in fiscal 2004.

The Company is a member in KRED, which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in KRED, including the Company's equity earnings from the inception of KRED, is reported as "real estate held for sale and investment" in the accompanying consolidated balance sheets as of July 31, 2005 and 2004. In December 2003, KRED distributed a majority of its assets to its members. The Company received a non-cash distribution of $25.6 million (net of assumed liabilities of $14.0 million) under the distribution. The Company primarily received various parcels of developable land and approximately 91,000 square feet of commercial space in the distribution. There was no gain or loss recorded upon distribution. The Company recorded equity (loss)/income of ($102,000), $99,000 and $1.0 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively, related to KRED.

Assets Held for Sale-- During the fourth quarter of fiscal 2005, the Company entered into a process to market the assets constituting SRL&S for sale in accordance with the Company's strategy to reduce certain hotel ownership in favor of increasing its managed property portfolio. The Company expects to sell the assets constituting SRL&S during fiscal 2006. As a result, the Company has classified $26.7 million of long-term assets, including $26.5 million of net property, plant and equipment and $185,000 of goodwill, as "assets held for sale" in the accompanying consolidated balance sheet as of July 31, 2005.

Deferred Financing Costs-- Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective lives of the applicable debt issues.

Interest Rate Agreements-- In October 2000, the Company canceled certain interest-rate swap agreements in exchange for a cash payment of $1.1 million. The $1.1 million gain was deferred and recognized over the remaining life of the related debt, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 84-7, "Termination of Interest Rate Swaps". The Company had recognized the full $1.1 million gain related to the cancellation of the Swap Agreements as of July 31, 2003.

Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, intellectual property, United States Forest Service permits, franchise agreements and excess reorganization value. As proscribed in Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to annual impairment testing. The Company tests annually for impairment under SFAS No. 142 as of May 1; the Company determined that there was no impairment to goodwill and intangible assets during fiscal years 2005, 2004 and 2003.

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. See Note 10, Asset Impairment Charges, for more information related to impaired long-lived assets.

Revenue Recognition-- Mountain and Lodging revenues are derived from a wide variety of sources, including, among other things, sales of lift tickets, ski school tuition, food and beverage operations, retail sales, equipment rental, hotel operations, property management services, private club dues, technology services, and golf course greens fees, and are recognized as products are delivered or services are performed. Revenues from private club initiation fees are recognized over the estimated life of the club facilities. Revenues from arrangements with multiple deliverables are bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting. If a fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.

Revenues from real estate primarily involve the sale of single-family homesites, condominiums/townhomes, and undeveloped land parcels. Revenue is not recognized until a sale is fully consummated as evidenced by 1) a binding contract, 2) receipt of consideration (generally the Company receives full cash payment upon closing) and 3) transfer to the buyer the usual risks and rewards of ownership. Contingent future profits, if any, are recognized only when received. The Company generally applies the "full accrual" method of revenue recognition thereby recognizing revenue and the related profit upon transfer of title to the buyer. However, if the Company has an obligation to complete improvements of lots sold or to construct amenities or other facilities as contractually required by sales that have been consummated, the Company utilizes the "percentage-of-completion" method of revenue recognition. The Company recorded revenue under the percentage-of-completion method of approximately $11.2 million, $16.1 million and $8.1 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. Additionally, the Company uses the "deposit" method for sales that have not been completed for which payments have been received from buyers, and as such no profit is recognized until the sale is consummated.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued commitment liabilities for costs to be incurred subsequent to sales transaction. Estimates of project costs and cost allocations are reviewed at the end of each financial reporting period until a project is substantially completed and available for sale. Costs are revised and reallocated as necessary for material changes on the basis of current estimates and are reported as a change in estimate in the current period. The Company recorded changes in estimates that increased (decreased) reported real estate cost of sales by approximately $435,000, ($16.9 million) and $475,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively (see Note 13, Commitments and Contingencies, for more information).

Deferred Revenue-- In addition to deferring certain revenues related to private club initiation fees and the real estate sales as noted above, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary.

Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers' compensation, third-party loss contingencies, liabilities for the completion of real estate sold by the Company, allowance for doubtful accounts, metropolitan district interest subsidies and mold remediation costs among other items. The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the fiscal years ended July 31, 2005, 2004 and 2003 was $15.1 million, $14.6 million and $16.0 million, respectively. At July 31, 2005 and 2004, prepaid advertising costs of $885,000 and $451,000, respectively, are reported as "other current assets" in the Company's consolidated balance sheets.

Income Taxes-- The Company uses the liability method of accounting for income taxes as proscribed by SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. (See Note 11, Income Taxes, for more information related to deferred tax assets and liabilities).

Net Income (Loss) Per Share-- In accordance with SFAS No. 128, "Earnings Per Share", the Company computes net income per share on both the basic and diluted basis (See Note 3, Net Income (Loss) Per Common Share).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's credit facilities and Employee Housing Bonds approximate book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Industrial Development Bonds and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The fair value of the 6.75% Notes is based on quoted market price. The estimated fair values of the 6.75% Notes, Industrial Development Bonds and other long-term debt at July 31, 2005 and 2004 are presented below (in thousands):

	July 31, 2005		July 31, 2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.75% Notes	$390,000	$397,800	$390,000	$384,150
Industrial Development Bonds	61,700	71,266	61,700	67,061
Other long-term debt	8,006	9,074	9,354	11,044

Stock Compensation-- At July 31, 2005, the Company had four stock-based compensation plans. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended
	July 31,
	2005	2004	2003

Net income (loss)
As reported	$ 23,138	$ (5,959)	$ (8,527)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	273	155	871
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,987)	(2,546)	(3,177)
Pro forma	$ 20,424	(8,350)	$ (10,833)

Basic net income (loss) per common share
As reported	$ 0.65	$ (0.17)	$ (0.24)
Pro forma	$ 0.57	$ (0.24)	$ (0.31)

Diluted net income (loss) per common share
As reported	$ 0.64	$ (0.17)	$ (0.24)
Pro forma	$ 0.56	$ (0.24)	$ (0.31)

As a result of changes to the calculation of forfeitures and the period over which pro forma expense would be taken if the fair value method was applied, the presentations of pro forma net loss and basic and diluted net loss per common share for fiscal years 2004 and 2003 have been changed, resulting in an increase in the pro forma net loss per common share of $0.06 and $0.02 for the fiscal years ended July 31, 2004 and 2003, respectively, as compared to the presentation in the Company's previously filed Annual Reports on Form 10-K for those periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 0% for each year, expected volatility of 35.3%, 38.7% and 32.2%; risk-free interest rates of 3.28%, 2.92% and 2.19%; and an expected life of five years for each year. The weighted-average grant-date fair value per share of stock options granted in the fiscal years ended July 31, 2005, 2004 and 2003 was $6.83, $5.63 and $5.17, respectively.

Concentration of Credit Risk-- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments in high quality credit institutions. At times, such investments may be in excess of FDIC insurance limits. Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As a result, as of July 31, 2005, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses, but does require advance deposits on certain transactions, and historical losses have been within management's expectations. The Company does not enter into financial instruments for trading or speculative purposes.

Use of Estimates-- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications-- Certain reclassifications have been made to the accompanying Consolidated Financial Statements as of and for the years ended July 31, 2004 and 2003 to conform to the current period presentation.

New Accounting Pronouncements-- In December 2004, the FASB issued SFAS 123R which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based compensation arrangements to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

SFAS 123R permits public companies to adopt its requirements using one of two methods. Under the "modified prospective" method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based compensation arrangements granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based compensation arrangements to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will impact the Company's results of operations, although it will have no impact on the Company's overall financial position. The adoption of SFAS 123R will increase the Company's operating expenses by approximately $3.5 million, $2.2 million and $270,000 for the years ended July 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of July 31, 2005. The full impact of adoption of SFAS 123R cannot be reasonably estimated at this time because it will depend on levels and type of share-based compensation arrangements in the future, along with the valuation model used and related assumptions. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.  In September 2005, the Company granted approximately 163,850 shares of restricted stock and options to purchase approximately 442,500 shares of common stock at an exercise price of $28.08 per share.  The vesting period for the restricted stock ranges from one to three years, and the vesting period for the stock options is three years.  The Company is currently evaluating the effect these share-based compensation arrangements will have on its future results of operations.

3. Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

	Fiscal Year Ended
	July 31,
	2005		2004		2003

	(In thousands, except per share amounts)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share:
Net income (loss)	$ 23,138	$ 23,138	$ (5,959)	$ (5,959)	$ (8,527)	$ (8,527)

Weighted-average shares outstanding	35,712	35,712	35,294	35,294	35,170	35,170
Effect of dilutive securities	--	648	--	--	--	--
Total shares	35,712	36,360	35,294	35,294	35,170	35,170

Net income (loss) per common share	$ 0.65	$ 0.64	$ (0.17)	$ (0.17)	$ (0.24)	$ (0.24)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 631,000, 4.5 million and 3.9 million, in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, the shares were anti-dilutive because the exercise price exceeded the average share price for the year. In fiscal 2004 and 2003, the shares were anti-dilutive due to the Company's net loss position.

4. Long-Term Debt

Long-term debt as of July 31, 2005 and July 31, 2004 is summarized as follows (in thousands):

	Fiscal year	July 31,	July 31,
	Maturity (i)	2005	2004

Credit Facility Revolver (a)	2010	$ --	$ --
Credit Facility Term Loan (a)	2011	--	98,750
SSV Facility (b)	2006	9,429	13,424
Industrial Development Bonds (c)	2007-2020	61,700	61,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
Gore Creek Facility (e)	2007	--	--
6.75% Notes(f)	2014	390,000	390,000
Other (g)	2006-2029	8,006	9,354
		521,710	625,803
Less: current maturities (h)		2,004	3,159
		$ 519,706	$ 622,644

(a)

The Company amended its senior credit facility ("Credit Facility") in January 2005. Key modifications to the Credit Facility included, among other things, payoff of the $100 million term loan ("Credit Facility Term Loan"), the expansion of the revolving credit facility ("Credit Facility Revolver") to $400 million from $325 million, extension of the maturity on the Credit Facility Revolver to January 2010 from June 2007, reduced pricing for interest rate margins and commitment fees, and improved flexibility in the Company's ability to make investments and distributions. The Company recorded a $612,000 loss on extinguishment of debt in the year ended July 31, 2005 for the remaining unamortized deferred financing costs associated with the pay off of the Credit Facility Term Loan.

The amended credit agreement, the Fourth Amended and Restated Credit Agreement ("Credit Agreement"), is between The Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A., as administrative agent and the Lenders party thereto, and consists of a $400 million revolving credit facility. The Vail Corporation's obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV. The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. The Credit Agreement matures January 2010. Borrowings under the Credit Agreement bear interest annually at the Company's option at the rate of (i) LIBOR plus a margin (4.73% at July 31, 2005) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (6.25% at July 31, 2005). Interest rate margins fluctuate based upon the ratio of the Company's Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis. The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Funded Debt to EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends. The unused amount available for borrowing under the Credit Facility was $321.4 million as of July 31, 2005, net of letters of credit of $78.6 million outstanding under the Credit Facility. The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Credit Agreement includes the following restrictive financial covenants: Maximum Funded Debt to Adjusted EBITDA ratio, Maximum Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Minimum Interest Coverage ratio (each as defined in the Credit Agreement).

(b)

SSV has a credit facility ("SSV Facility") consisting of (i) a $20.0 million revolving credit facility, (ii) an $8.0 million term loan A and (iii) a $4.0 million term loan B. Keybank N.A. is agent with certain other financial institutions as lenders. SSV's obligations under the SSV Facility are collateralized by substantially all of SSV's assets and a $4.2 million letter of credit issued against the Credit Facility. The proceeds of the loans made under the SSV Facility may be used to fund SSV's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. Borrowings bear interest annually at SSV's option at the rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate minus a margin. Interest rates on the borrowings fluctuate based upon the Consolidated Leverage ratio (as defined in the underlying agreement). The SSV Facility originally matured in May 2006; SSV refinanced the facility subsequent to year-end (see below). The revolving credit facility also includes a quarterly unused commitment fee. SSV must make quarterly principal payments on the term loan A in the amount of $285,715. SSV has the option to prepay the term loan A at any time; however, such repayments cannot subsequently be re-borrowed under the term loan A facility. No principal payments are due under the term loan B until maturity. SSV has the option to prepay the term loan B at any time; however, such repayments cannot subsequently be re-borrowed under the term loan B facility. The principal amount outstanding on the SSV Facility was $9.4 million as of July 31, 2005. The average interest rate for the fiscal years ending July 31, 2005 and 2004 were 4.9% and 3.0%, respectively. The SSV Facility provides for negative covenants that restrict, among other things, SSV's ability to incur indebtedness, dispose of assets, make capital expenditures and make investments. In addition, the SSV Facility includes certain restrictive financial covenants, including the Consolidated Leverage ratio, Minimum Fixed Charge Coverage ratio and Minimum Net Worth (as defined in the SSV Facility).

In September 2005, SSV entered into a new credit facility, with US Bank National Association ("U.S. Bank") as lender, to refinance the SSV Facility and to provide additional financing for future acquisitions. The new facility provides for financing up to an aggregate $33 million (collectively, the "New Facility"), consisting of (i) an $18 million working capital revolver, (ii) a $10 million reducing revolver and (iii) a $5 million acquisition revolver. Obligations under the New Facility are collateralized by a first priority security interest in all the assets of SSV. Availability under the New Facility is based on the book values of accounts receivable, inventories and rental equipment. Borrowings bear interest annually at SSV's option of (i) LIBOR plus a margin or (ii) U.S. Bank's prime rate minus a margin. The New Facility matures five years from the date of closing. Proceeds under the working capital revolver are for SSV's seasonal working capital needs. No principal payments are due until maturity, and principal may be drawn and repaid at any time. Proceeds under the reducing revolver are to be used to pay off SSV's existing credit facility. Principal under the reducing revolver may be drawn and repaid at any time. The reducing revolver commitments decrease by $312,500 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval. Principal under the acquisition revolver may be drawn and repaid at any time. The acquisition revolver commitments decrease by $156,250 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The New Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the New Facility). As a result of the refinancing, debt outstanding under the SSV Facility is classified as long-term in the accompanying consolidated balance sheet at July 31, 2005, to the extent that principal payments under the New facility are not due in the next twelve months.

(c)

The Company has outstanding $61.7 million of industrial development bonds (collectively, the "Industrial Development Bonds"). $41.2 million of the Industrial Development Bonds were issued by Eagle County, Colorado (the "Eagle County Bonds") and mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. The Promissory Note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the U.S. Forest Service Permits for Vail Mountain and Beaver Creek Mountain. In addition, the Company has outstanding two series of refunding bonds (collectively, the "Summit County Bonds"). The Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $19.0 million, maturing in installments in 2006 and 2008. These bonds bear interest at a rate of 7.75% for bonds maturing in fiscal 2007 and 7.875% for bonds maturing in fiscal 2009. The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in fiscal 2011 and bear interest at 7.375%. The Promissory Note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to The Bank of New York as Trustee under the Indenture of Trust. The Promissory Note is also collateralized in accordance with a Guaranty from Ralston Purina Company (subsequently assumed by The Vail Corporation) to the Trustee for the benefit of the registered owners of the bonds.

(d)

As of November 1, 2003, the Company began consolidating four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The Employee Housing Entities had previously been accounted for under the equity method (see Note 7, Variable Interest Entities). Accordingly, the outstanding indebtedness of the entities (collectively, the "Employee Housing Bonds") is included in the Company's consolidated balance sheets as of July 31, 2005 and 2004. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company's employees. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus a margin (3.49% to 3.54% at July 31, 2005). Interest on the Employee Housing Bonds is paid monthly in arrears, and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each entity's bonds were issued in two series. The Series A bonds for each employee housing entity and the Series B bonds for Breckenridge Terrace, BC Housing and Tenderfoot are backed by letters of credit issued under the Credit Facility. The Series B bonds for Tarnes are backed by a letter of credit issued by a bank, for which the assets of Tarnes serve as collateral ($8.1 million at July 31, 2005). The chart below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2005 and 2004 (in thousands):

		Maturity	Tranche A	Tranche B	Total
	Breckenridge Terrace	2039	$ 14,980	$ 5,000	$ 19,980
	Tarnes	2039	8,000	2,410	10,410
	BC Housing	2027	9,100	1,500	10,600
	Tenderfoot	2035	5,700	5,885	11,585
	Total		$ 37,780	$ 14,795	$ 52,575

(e)

On July 19, 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement (the "Gore Creek Facility") in the amount of up to $30 million with U.S. Bank National Association ("U.S. Bank"), as administrative agent and lender. Borrowings under the Gore Creek Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Gore Creek Place, a residential development consisting of 16 luxury duplex residences. The Gore Creek Facility matures on July 19, 2007, and principal payments are due at the earlier of closing of sales for the Gore Creek residences or maturity. Gore Creek has the option to extend maturity for six months, subject to certain requirements. Borrowings under the Gore Creek Facility bear interest annually at Gore Creek's option at the rate of (i) LIBOR plus a margin (5.02% at July 31, 2005) or (ii) the administrative agent's prime commercial lending rate (6.25% at July 31, 2005). Interest is payable monthly in arrears. The Gore Creek Facility provides for affirmative and negative covenants that restrict, among other things, Gore Creek's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions. The Gore Creek Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, U.S. Bank has recourse only against Gore Creek's assets ($9.8 million at July 31, 2005) and the Completion Guaranty Agreement ("Guaranty Agreement") described below. U.S. Bank does not have recourse against assets held by the Company or The Vail Corporation. All assets of Gore Creek are provided as collateral under the Gore Creek Facility.

In connection with the Gore Creek Facility, The Vail Corporation, a wholly-owned subsidiary of the Company, entered into the Guaranty Agreement, pursuant to which The Vail Corporation guarantees the completion of the construction of the project (but not the repayment of borrowings under the Gore Creek Facility). However, The Vail Corporation could be responsible to pay damages to U.S. Bank under very limited circumstances. If the Guaranty Agreement is enforced, U.S. Bank will continue to provide borrowings to The Vail Corporation for the construction and development of Gore Creek Place.

(f)

The Company has outstanding $390 million of Senior Subordinated Notes (the "6.75% Notes") issued in January 2004, the proceeds of which were used to purchase the previously outstanding $360 million principal amount of Senior Subordinated Notes due 2009 (the "8.75% Notes") and pay related premiums, fees and expenses. The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15, beginning August 15, 2004. The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the 6.75% Notes. The premium for early redemption of the 6.75% Notes ranges from 3.375% to 0%, depending on the date of redemption. The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (See Note 21, Guarantor Subsidiaries and Non-Guarantor Subsidiaries). The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of Vail Resorts, Inc. and its Restricted Subsidiaries (as defined in the Indenture) to a) borrow money or sell preferred stock, b) create liens, c) pay dividends on or redeem or repurchase stock, d) make certain types of investments, e) sell stock in the Restricted Subsidiaries, f) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, g) enter into transactions with affiliates, h) issue guarantees of debt and i) sell assets or merge with other companies.

(g)

Other obligations primarily consist of a $6.8 million note outstanding to the Colorado Water Conservation Board, which matures in fiscal 2029, and capital leases totaling $779,000. Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 3.5% to 6.0% and have maturities ranging from fiscal 2006 to 2029.

(h)	Current maturities represent principal payments due in the next 12 months.

(i)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2005 are as follows (in thousands):

2006	$ 2,004
2007	12,662
2008	318
2009	15,203
2010	205
Thereafter	491,318
Total debt	$ 521,710

The Company incurred gross interest expense of $40.3 million, $47.5 million and $51.5 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2005	2004

Land and land improvements	$ 236,424	$ 245,540
Buildings and building improvements	504,662	606,727
Machinery and equipment	398,342	381,628
Vehicles	24,449	22,738
Furniture and fixtures	97,780	117,216
Construction in progress	47,973	29,283
	1,309,630	1,403,132
Accumulated depreciation	(466,583)	(434,360)
Property, plant and equipment, net	$ 843,047	$ 968,772

Depreciation expense for the fiscal years ended July 31, 2005, 2004 and 2003 totaled $87.6 million, $83.2 million and $78.4 million, respectively.

The composition of intangible assets follows:

	July 31,
	2005	2004
Indefinite lived intangible assets
Trademarks	$ 58,142	$ 58,291
Water rights	11,180	11,180
Other intangible assets	6,143	8,007
Excess reorganization value	14,145	14,145
	89,610	91,623
Accumulated amortization	(24,752)	(24,752)
Indefinite lived intangible assets, net	64,858	66,871

Goodwill
Goodwill	152,861	162,444
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	135,507	145,090

Amortizable intangible assets
Trademarks	176	293
Customer lists	17,814	17,814
Property management contracts	10,869	12,042
Intellectual property	4,754	4,754
United States Forest Service permits	5,010	5,010
Franchise agreement	--	3,380
Other intangible assets	15,278	15,313
	53,901	58,606
Accumulated amortization	(41,785)	(40,274)
Amortizable intangible assets, net	12,116	18,332

Total intangible assets	296,372	312,673
Total accumulated amortization	(83,891)	(82,380)
	$ 212,481	$ 230,293

Amortization expense for intangible assets subject to amortization for the fiscal years ended July 31, 2005, 2004 and 2003 totaled $2.3 million, $3.2 million and $3.8 million, respectively, and is estimated to be approximately $1.2 million annually, on average, for the next five fiscal years.

The weighted-average amortization period for intangible assets subject to amortization is as follows:

	July 31,
	2005	2004
Trademarks	10	10
Customer lists	8	8
Property management contracts	14	9
Intellectual property	6	6
United States Forest Service permits	37	37
Franchise agreement	20	20
Other intangible assets	8	8

The changes in the net carrying amount of goodwill for the years ended July 31, 2005, 2004 and 2003 are as follows (in thousands):

Balance at July 31, 2002	$ 139,600
Purchase accounting adjustments	5,449
Balance at July 31, 2003	$ 145,049
Put exercise adjustment	41
Balance at July 31, 2004	$ 145,090
Sale of Rancho Mirage	(6,396)
Assets held for sale adjustment	(185)
Purchase of minority interest	(1,775)
Put exercise adjustment	(1,227)
Balance at July 31, 2005	$ 135,507

The purchase accounting adjustments to goodwill in fiscal 2003 primarily consist of adjustments to Heavenly in the amount of $5.3 million and to The Lodge at Rancho Mirage ("Rancho Mirage") in the amount of $0.2 million. In July 2005, the Company sold the assets constituting Rancho Mirage, resulting in a $6.4 million decrease of associated goodwill. The assets held for sale adjustment in fiscal 2005 relates to the goodwill associated with SRL&S which has been classified as held for sale (see Note 2, Summary of Significant Accounting Polices.) The purchase of minority interest in fiscal 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining SRL&S minority interest at less than carrying value. The put exercise adjustment in fiscal 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining RockResorts minority interest.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2005	2004

Trade payables	$ 67,368	$ 55,858
Deferred revenue	32,474	25,180
Deposits	21,609	30,727
Accrued salaries, wages and deferred compensation	26,571	23,591
Accrued benefits	19,379	20,541
Accrued interest	14,274	14,022
Liability to complete real estate projects, short term	5,188	9,063
Other accruals	22,506	19,886
Total accounts payable and accrued expenses	$ 209,369	$ 198,868

The composition of other long-term liabilities follows:

	July 31,
	2005	2004

Private club deferred initiation fee revenue	$ 92,395	$ 82,921
Real estate deposits	37,829	--
Other long-term liabilities	10,197	14,695
Total other long-term liabilities	$ 140,421	$ 97,616

6.  Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2005:

Equity Method Investees	Ownership Interest
KRED	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Clinton Ditch and Reservoir Company	43%
Eclipse Television & Sports Marketing, LLC	20%
BG Resort	*

* The Company had a 49% ownership interest in BG Resort which it sold on December 8, 2004.

The Company's ownership interests in the Employee Housing Entities, Avon Partners II, LLC ("APII") and FFT Investment Partners ("FFT") were formerly accounted for under the equity method. In connection with the Company's implementation of FIN 46R in fiscal 2004, the Company determined it is the primary beneficiary of these six entities, which are VIEs, and therefore has consolidated them in its Consolidated Financial Statements as of July 31, 2005 and 2004 (see Note 7, Variable Interest Entities).

The Company had total net investments in equity method affiliates of $6.2 million and $16.5 million as of July 31, 2005 and 2004, respectively. Of this balance, as of July 31, 2005 and 2004, respectively, $844,000 and $4.3 million is classified as "real estate held for sale and investment" and $5.4 million and $12.2 million is classified as "deferred charges and other assets" in the accompanying consolidated balance sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $1.8 million and $9.0 million as of July 31, 2005 and 2004, respectively.

The Company's carrying amount of the equity method investment in KRED differs from the value of the underlying equity in net assets due to the difference in the book value and fair market value of the land contributed by the Company to the entities. The land basis difference for KRED was $58,000 as of July 31, 2005. The Company will recognize this difference in basis as revenue when the land is sold. In addition, the Company recorded an impairment charge of $850,000 on the KRED investment in fiscal 2003. In addition, the Company historically carried a basis difference related to its investment in BG Resort associated with the land beneath BG Resort's hotel facility. The Company recognized a $2.5 million gain in real estate revenue in fiscal 2005 as a result of the sale of the Company's investment in BG Resort.

Condensed financial data for SSF/VARE, BG Resort and all other affiliates is summarized below (in thousands). Fiscal 2005 results of operations for BG Resort are included for the period from August 1, 2004 through December 8, 2004, as BG Resort was sold on December 8, 2004.

	SSF/VARE	BG Resort	All Other Affiliates
Financial data for 2005:
Current assets	$ 6,177	$ --	$ 1,655
Other assets	3,458	--	13,514
Total assets	$ 9,635	$ --	$ 15,169

Current liabilities	$ 4,686	$ --	$ 237
Other liabilities	--	--	502
Shareholders' equity	4,949	--	14,430
Total liabilities and shareholders' equity	$ 9,635	$ --	$ 15,169

Net revenue	$ 52,381	$ 8,006	$ 17,522
Operating income (loss)	4,462	(2,355)	(42)
Net income (loss)	4,496	(5,730)	(88)

Financial data for 2004:
Current assets	$ 5,969	$ 4,504	$ 4,938
Other assets	3,922	81,291	14,162
Total assets	$ 9,891	$ 85,795	$ 19,100

Current liabilities	$ 4,075	$ 9,465	$ 486
Other liabilities	576	57,804	4,758
Shareholders' equity	5,240	18,526	13,856
Total liabilities and shareholders' equity	$ 9,891	$ 85,795	$ 19,100

Net revenue	$ 38,276	$ 30,573	$ 26,912
Operating income (loss)	3,293	(2,482)	961
Net income (loss)	3,224	(5,895)	646

Financial data for 2003:
Net revenue	$ 22,960	$ 20,382	$ 34,463
Operating income (loss)	2,383	(587)	1,911
Net income (loss)	2,371	(1,968)	(1,778)

7.  Variable Interest Entities

The Company has determined that it is the primary beneficiary of the Employee Housing Entities, which are VIEs, and has consolidated them in its Consolidated Financial Statements as of November 1, 2003. In accordance with the guidance in FIN 46R, prior periods were not restated. As a group, as of July 31, 2005, the Employee Housing Entities had total assets of $45.3 million (primarily recorded in property, plant and equipment) and total liabilities of $64.2 million (primarily recorded in long-term debt). All of the assets of Tarnes serve as collateral for Tarnes' Tranche B obligations ($2.4 million as of July 31, 2005). The Company has issued under its credit facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of APII, which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters. APII had total assets of $4.0 million (primarily recorded in property, and equipment) and no debt as of July 31, 2005. APII has been consolidated by the Company since February 1, 2004.

The Company has determined that it is the primary beneficiary of FFT, which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million (primarily recorded in real estate held for sale) and no debt as of July 31, 2005. FFT has been consolidated by the Company since February 1, 2004.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company has managed the day-to-day operations of four of the hotel properties since November 2001 and began managing three of the properties during the fourth quarter of fiscal 2005. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. These VIEs had total assets of approximately $183.9 million and total liabilities of approximately $103.0 million as of July 31, 2005. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.5 million and the net book value of the intangible asset associated with the management agreements in the amount of $5.6 million at July 31, 2005.

8.  Sale of Businesses

On December 8, 2004, the Company sold its 49% minority equity interest in BG Resort, the entity that owns The Ritz-Carlton, Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million. This transaction resulted in a $5.7 million gain on disposal of the investment, which is included in "loss from sale of businesses, net" in the accompanying statement of operations for fiscal 2005. In addition, the Company recognized $2.5 million of deferred Real Estate revenue associated with the recognition of the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity. In conjunction with the sale, the Company has guaranteed payment, if any, of certain contingencies of BG Resort which have reduced the amount of the gain recognized. The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

On June 24, 2005, VAMHC, Inc., a subsidiary of the Company, sold the assets constituting the Vail Marriott Mountain Resort & Spa (the "Vail Marriott") to DiamondRock Hospitality Limited Partnership ("DiamondRock") for $62.0 million, the proceeds of which were adjusted for normal working capital prorations. An agreement to sell the hotel was reached in May 2005, after DiamondRock expressed its interest in acquiring the property. The carrying value of the assets sold (net of liabilities assumed) was $60.1 million. Additionally, the Company is required to complete certain capital projects that were part of the Company's 2005 capital plan as well as fund, in certain circumstances, certain other future improvements, the total of which is not expected to exceed $3.1 million. The Company recorded a $2.1 million loss in fiscal 2005 after consideration of all costs involved, which is included in "loss from sale of businesses, net" in the accompanying statement of operations for fiscal 2005. The Company will continue to manage the Vail Marriott pursuant to a 15-year management agreement with DiamondRock.

On July 28, 2005, VA Rancho Mirage Resort, L.P., a limited partnership owned by wholly-owned subsidiaries of the Company, sold the assets constituting Rancho Mirage to GENLB-Rancho LLC ("Gen LB"), a partnership led by the Gencom Group ("Gencom"), for $33.0 million, the proceeds of which were adjusted for normal working capital prorations. Gencom is an affiliate of GHR, LLC, the company which acquired the Company's interest in BG Resort earlier in fiscal 2005. An agreement to sell the hotel was reached in early July 2005, after Gencom expressed its interest in acquiring the property. The carrying value of the assets sold (net of liabilities assumed) was $43.3 million. Additionally, the Company is required to complete certain capital projects that were part of the Company's 2005 capital plan, the total of which is not expected to exceed $299,000. The Company recorded a $10.9 million loss in fiscal 2005 after consideration of all costs involved, which is included in "loss from sale of businesses, net" in the accompanying statement of operations for fiscal 2005. The Company will continue to manage Rancho Mirage pursuant to a multi-year management agreement with GenLB.

9.  Put and Call Options

In November 2004, GSSI LLC ("GSSI"), the minority shareholder in SSV, notified the Company of its intent to exercise its put (the "2004 Put") for 20% of its ownership interest in SSV; in January 2005, the 2004 Put was exercised and settled for a price of $5.8 million. As a result, the Company now holds an approximate 61.7% ownership interest in SSV. The Company had determined that the price to settle the 2004 Put should be marked to fair value through earnings. During the year ended July 31, 2005, the Company recorded a gain of $612,000 related to the decrease in the estimated fair value of the liability associated with the 2004 Put. The Company recorded a loss of $1.8 million for the year ended July 31, 2004, representing the increase in the estimated fair value of the 2004 Put.

The Company and GSSI have remaining put and call rights with respect to SSV: a) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; b) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put period.

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts. The minority shareholder in RockResorts ("Olympus") had the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis. The put option was exercisable between October 1, 2004 and September 30, 2005. If the put option was not exercised, then the Company had a call option on Olympus' equity interest which was valued at $1.6 million and recorded as an intangible asset at the time that the written option was entered into. The Company marked the put option to fair value through earnings each period. There was no impact on earnings related to changes in the fair market value of the put liability for the years ended July 31, 2005 and 2004 as the estimated fair market value of the put option did not exceed the book value of the minority shareholder's interest during those periods. The Company recorded a gain of $1.6 million representing a decrease in the estimated fair value of the put liability during the year ended July 31, 2003. Olympus notified the Company of its intent to exercise the put option for 100% of its interest in RockResorts in October 2004; however, due to a dispute over the settlement price of the put, the parties did not agree on a settlement price until April 2005. In May 2005, the put was settled for a price of $1.3 million. As a result, the Company now holds a 100% ownership interest in RockResorts. When the put price was settled, the call option no longer had value, and the Company recorded a $1.6 million charge in the year ended July 31, 2005 to write the value of the call option to zero.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to 33% of its interest in RTP to the Company during the period August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. For the year ended July 31, 2005, the Company recorded a gain of $546,000 representing a decrease in the estimated fair value of the put option liability during the period. For the year ended July 31, 2004, the Company recorded a loss of $118,000 representing the increase in the estimated fair value of the put option liability during the period. There was no gain or loss related to changes in the estimated fair market value of the put liability for fiscal 2003 as the estimated fair value of the put option did not exceed the book value of the minority interest. As of July 31, 2004, the Company had a 52.1% ownership interest in RTP. In October 2004, the minority shareholder in RTP exercised a portion of its put option for approximately 5.1% of the minority shareholder's remaining ownership interest for a put price of approximately $324,000. As a result, the Company now holds an approximate 54.5% ownership interest in RTP.

10.  Asset Impairment Charges

In fiscal 2005, the Company recorded $2.6 million of impairment losses on long-lived assets consisting of 1) $1.6 million to write off the value of the RockResorts call option intangible upon settlement of the Olympus put in May 2005 (see Note 9, Put and Call Options), 2) $536,000 to write off the intangible asset associated with the Casa Madrona property management contract which was terminated in May 2005, 3) $273,000 to write off construction in progress costs related to a water rights expansion project resulting from the termination of a cooperation agreement in June 2005 after failing to obtain a necessary permit and 4) $167,000 to write off construction in progress costs associated with a Keystone water reservoir project which management decided to abandon due to difficulty in obtaining necessary permits and the high cost of continuing the project.

In fiscal 2004, the Company recorded a $933,000 impairment charge related to costs previously capitalized for the proposed Beaver Creek gondola project which was replaced by a plan to install two high-speed chairlifts and the abandonment of a project to relocate Beaver Creek's maintenance facilities. The previously proposed gondola project and the new maintenance facilities were classified as construction in progress. Additionally, in fiscal 2004, the Company recorded a write-down on a warehouse facility in the amount of $175,000. The Company determined that the warehouse met the held for sale criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Accordingly, the carrying value of the warehouse was written down to its estimated fair value less costs to sell ($7.7 million), which was determined based on quoted market prices of similar assets. The warehouse was sold in fiscal 2005 for $7.7 million.

In fiscal 2003, the Company recorded an asset impairment charge of $4.8 million related to an option to acquire a 50% interest in real property in Eagle County, Colorado commonly known as the "Gilman" property. The property consists of approximately 6,000 acres of rugged, high altitude land in close proximity to Vail Mountain. The Eagle County District Court of Colorado found that the Company had repudiated the terms of the option agreement. The Court further found that the owner of the property was entitled to terminate the contract and refuse the exercise and that the Company was not entitled to any interest in the property. The Company is appealing the decision, primarily on the basis that the Court applied the wrong legal standard in deciding the issue (see Note 13, Commitments and Contingencies).

11.  Income Taxes

At July 31, 2005, the Company has total federal net operating loss ("NOL") carryovers of approximately $138.8 million for income tax purposes, all of which expire in fiscal 2008 and are limited in deductibility each year under Section 382 of the Internal Revenue Code. The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through December 31, 2007 (the "Section 382 Amount"). However, during fiscal 2005 the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of the above NOLs to reduce future taxable income. These NOLs relate to fresh start accounting from the Company's reorganization in 1992. To the extent that the Company reduces future taxable income from the utilization of these NOLs, it will result in a corresponding reduction in intangible assets existing at the date of fresh start. The Internal Revenue Service is currently examining the Company's filing position in these amended returns. Consequently, the accompanying financial statements and table of deferred items have only recognized benefits related to the NOLs to the extent of the Section 382 Amount reported in its tax returns prior to its amendments. Additionally, the Company has state NOLs (primarily California) totaling $25.1 million. The state NOLs primarily expire by fiscal 2015.

At July 31, 2005, the Company has approximately $3.1 million in unused general business credit carryovers that expire in the years 2010 through 2025 and approximately $5.1 million in unused minimum tax credit carryovers that do not expire. Additionally, at July 31, 2005, the Company has $1.5 million of charitable contribution carryforwards that may be carried forward to future years' tax returns for the next five years.

The Internal Revenue Service is currently examining the Company's tax returns for tax years 2001 through 2003. Management believes that the ultimate resolution of this examination will not result in a material adverse effect to the Company's financial position or results of operations, however, no guarantee can be as to the ultimate outcome.

In fiscal 2005, the valuation allowance increased by approximately $919,000 due to the increase in the California NOLs generated in the current year. Management has determined that it is more likely than not that a portion of its deferred tax assets, those primarily generated from California NOL carryovers, will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2005 and July 31, 2004 are as follows (in thousands):

	July 31,
	2005	2004

Deferred income tax liabilities:
Fixed assets and investments	$ 97,307	$ 109,313
Intangible assets	19,309	21,280
Other, net	1,893	1,366
Total	118,509	131,959
Deferred income tax assets:
Accrued expenses	11,675	14,021
Net operating loss carryforwards and minimum and other tax credits	17,106	21,122
Deferred membership revenue	29,284	26,215
Other, net	2,245	3,619
Total	60,310	64,977
Valuation allowance for deferred income taxes	(1,605)	(686)
Deferred income tax assets, net of valuation allowance	58,705	64,291
Net deferred income tax liability	$ 59,804	$ 67,668

The net current and non-current components of deferred income taxes recognized in the consolidated balance sheets are as follows (in thousands):

	July 31,
	2005	2004

Net current deferred income tax asset	$ 11,405	$ 12,077
Net non-current deferred income tax liability	71,209	79,745
Net deferred income tax liability	$ 59,804	$ 67,668

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Year Ended
	July 31,
	2005	2004	2003

Current:
Federal	$ 15,317	$ (1,822)	$ (9,775)
State	2,604	219	(65)
Total current	17,921	(1,603)	(9,840)
Deferred:
Federal	(6,731)	(843)	4,361
State	(644)	(175)	(86)
Total deferred	(7,375)	(1,018)	4,275
Tax benefit related to exercise of stock options and issuance of restricted stock	3,939	64	87
Provision (benefit) for income taxes	$ 14,485	$ (2,557)	$ (5,478)

A reconciliation of the income tax provision (benefit) from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes is as follows:

	Fiscal Year Ended
	July 31,
	2005	2004	2003

At U.S. federal income tax rate	35.0%	(35.0)%	(35.0)%
State income tax, net of federal benefit	3.3%	--%	(2.6)%
Benefit of state tax reduction	--%	--%	(4.1)%
Nondeductible compensation	0.7%	6.0%	8.0%
Nondeductible meals or entertainment	0.6%	2.5%	2.2%
General business credits	(1.2)%	(4.5)%	(3.9)%
Other	0.1%	1.0%	(3.7)%
	38.5%	(30.0)%	(39.1)%

12.  Related Party Transactions

Historically, the Company has paid a fee to Apollo Advisors for management services and expenses related thereto. In fiscal 2004, this fee was $500,000. In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A Common Stock into shares of Common Stock, this arrangement was terminated effective October 1, 2004. The Company recorded $83,000 of expense related to this fee in the year ended July 31, 2005 (see Note 16, Class A Common Stock Conversion, for more information regarding this matter).

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("BCRC"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2005, 2004 and 2003 totaled $6.3 million, $6.9 million and $6.2 million, respectively. The Company had a receivable with respect to this arrangement of $50,000 and $230,000 as of July 31, 2005 and 2004, respectively.

The Company previously had a 49% ownership interest in BG Resort, which it sold in December 2004. In August 2004, BG Resort repaid the $4.9 million principal balance note receivable which was outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort in a debt refinancing.

In August 2003, the Company became the bookkeeper for BG Resort. The Company's responsibilities include maintaining the books and records of BG Resort and overseeing the annual financial statement audit. The Company recorded revenues of $85,000 and $108,000 in fiscal 2005 and 2004, respectively, related to this agreement.

In November 2002, the Company purchased an approximately 20,000 square foot spa and skier services area and 30 parking spaces from BG Resort for $13.3 million. The Company recorded revenues of $2.5 million, $2.3 million and $1.1 million during fiscal years 2005, 2004 and 2003, respectively, related to use of the spa by guests of the Ritz-Carlton, Bachelor Gulch (the "Ritz").

On December 7, 2000, the Company and BG Resort entered into a Golf Course Access Agreement (the "Golf Agreement") which gave Ritz guests preferential tee times at Red Sky Ranch Golf Course (the "Course"). For this privilege, BG Resort paid a one-time access fee of $3.0 million to the Company. The term of the Golf Agreement commenced with the opening date of the Course and will expire on the later of (1) 50 years after the opening date of the Course or (2) the date on which the Operating Agreement expires or is terminated. The Company recognized approximately $60,000, $60,000 and $30,000 in revenues related to the Golf Agreement in fiscal 2005, 2004 and 2003, respectively.

As of July 31, 2005, the Company has outstanding a $500,000 long-term note receivable from KRED, an entity in which the Company has a 50% interest. This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties. KRED made principal payments totaling $2.0 million in fiscal 2005 related to this note. In addition, the Company previously had a receivable from KRED in the amount of $355,000 related to advances used for development project funding. In the fourth quarter of fiscal 2005, this receivable, including accrued interest, was converted to equity in KRED in lieu of payment of the receivable by KRED. The Company received interest payment from KRED of $49,000, $59,000 and $229,000 during fiscal years 2005, 2004 and 2003, respectively.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit counties, Colorado in which the Company has a 50% interest. SSF/VARE is the broker for several of the Company's developments. The Company paid real estate commissions of approximately $695,000, $1.0 million and $2.4 million to SSF/VARE in fiscal 2005, 2004 and 2003, respectively. SSF leases several spaces for real estate offices from the Company. The Company recognized approximately $370,000, $330,000 and $464,000 in revenues related to these leases in fiscal 2005, 2004 and 2003, respectively.

The Company, through various lodging subsidiaries, serves as the management company for seven hotels not owned by the Company. Receivables from management fees and other items from these seven properties were $345,000 and $380,000 at July 31, 2005 and 2004, respectively, which is included in "trade receivables" in the accompanying consolidated balance sheets. The Company recorded management fee revenue of $2.7 million, $2.3 million and $2.3 million in fiscal 2005, 2004 and 2003, respectively, with regards to these agreements. The Company received reimbursements of $1.5 million, $1.5 million and $3.7 million in fiscal 2005, 2004 and 2003, respectively, for out-of-pocket expenses from the managed hotels. Although the employees of the managed hotels are employees of the Company, their payroll is paid by the hotel owners. Payroll costs for these employees of $18.8 million, $18.8 million and $23.7 million were paid by the hotel owners in fiscal 2005, 2004 and 2003, respectively.

In September 2004, James P. Thompson, former President of VRDC, repaid the $350,000 principal balance note receivable and associated accrued interest which was outstanding to the Company as of July 31, 2004 under a note originally extended to Mr. Thompson and his wife in 1995. Mr. Thompson ceased to be an employee on May 31, 2005.

In October 2003, Andrew P. Daly, the Company's former President, repaid the $300,000 principal balance note receivable and associated accrued interest under a note extended to Mr. Daly in 1991. Effective October 31, 2002, Mr. Daly ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in its first fiscal quarter of 2003 in relation to Mr. Daly's severance agreement.

In 1999, the Company entered into an agreement with William A. Jensen, Senior Vice President and Chief Operating Officer for Vail Mountain, whereby the Company invested in the purchase of a primary residence for Mr. and Mrs. Jensen in Vail, Colorado. The Company contributed $1.0 million towards the purchase price of the residence and thereby obtained an approximate 49% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Jensen's termination of employment from the Company.

In February 2001, the Company invested in the purchase of a primary residence in the Vail Valley for Martin White, former Senior Vice President of marketing for the Company. The Company contributed $600,000 towards the purchase price of the residence and thereby obtained an approximate 37.5% undivided ownership interest in such residence. In July 2003, Mr. White ceased to be an employee of the Company. In June 2004, Mr. White's former residence was sold for $1.8 million. The net proceeds to the Company for its 37.5% ownership interest were approximately $644,000, $44,000 in excess of the Company's investment.

In February 2001, the Company invested in the purchase of a primary residence in Breckenridge, Colorado for Roger McCarthy, Senior Vice President and Chief Operating Officer for Breckenridge. The Company contributed $400,000 towards the purchase price of the residence and thereby obtained an approximate 40% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. McCarthy's termination of employment from the Company.

In July 2002, RockResorts entered into an agreement with Edward E. Mace, President of RockResorts and of Vail Resorts Lodging Company, whereby RockResorts invested in the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado. RockResorts contributed $900,000 towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership in such residence. RockResorts shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Mace's termination of employment from RockResorts.

In July 2002, the Company purchased from Richard Lesman, former Vice President of Sales for the Company, and his spouse, Mary Lesman, his former residence located in Carmel, Indiana, for a price of $511,250, which approximated the appraised value at the time. The purchase was made to facilitate Mr. Lesman's move in connection with his employment by the Company. In June 2003, the Company sold the home for $476,000. In July 2003, Mr. Lesman ceased to be an employee of the Company.

In November 2002, Heavenly Valley Limited Partnership ("Heavenly LP"), a wholly owned subsidiary of the Company, invested in the purchase of a residence in the greater Lake Tahoe area for Blaise Carrig, Chief Operating Officer for Heavenly. Heavenly LP contributed $449,500 toward the purchase price of the residence and thereby obtained a 50% undivided ownership interest in such residence. Heavenly LP shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Carrig's termination of employment from Heavenly LP.

In September 2003, the Company invested in the purchase of a residence in Eagle County, Colorado for Jeffrey W. Jones, the Company's Senior Vice President and Chief Financial Officer, and his family. The Company contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Jones' termination of employment from the Company.

In February 2003, Marc J. Rowan, a director of the Company and a founding principal of Apollo Advisors, and Michael Gross (also a founding principal of Apollo Advisors) each purchased a homesite at Bachelor Gulch Village. The purchases occurred pursuant to the September 1999 contracts between the Company and the purchasers, as previously disclosed in the Company's annual proxy statements since 1999. The purchase price for each site was $378,000, which the Company believed at the time to be the approximate fair market value of the sites at the time of the original contracts, less a credit of $132,300 for certain infrastructure costs, such as architectural plans, necessary to develop the sites. The Company determined the sales price at the time of discussions with Mr. Rowan about a possible purchase more than a year prior to the September 1999 execution of the contracts based on a formula used by VRDC for establishing the base land price of a development parcel for multiple homesites under contract at the time to a third party developer, and the assumed square footage of the residence expected to be built on the sites as indicated by Messrs. Rowan and Gross. Also, as previously stated in the Company's proxy statements, the contracts were amended to extend the original closing dates on each property from January 2001 to January 2003. As previously disclosed in the Company's Form 10-Q for the third quarter of 2003, the Company believes that, at the time of the closing of the purchases by Messrs. Rowan and Gross in February 2003, the fair market value of each site was approximately $1.6-$1.7 million, based generally on the Company's familiarity with appreciated values of Bachelor Gulch real estate. Additionally, the Company has been advised by Mr. Rowan and Mr. Gross that each has sold the properties for approximately that amount. Upon further review of the transactions, the Company has determined that, due to differences between the expected sizes of the residences to be built on the properties contracted to be sold to Mr. Rowan and Mr. Gross, as compared to properties under contract with the third party developer, and in light of the actual sales prices of homesites in excess of the base land prices as sold by the third party developer, the market value of the two sites at the time of execution of the contracts with Mr. Rowan and Mr. Gross should have been approximately $601,000 each. The infrastructure credit corresponded to an estimate by VRDC of the amount the Company would have had to spend on infrastructure had the properties been sold to the third party developer. Mr. Rowan and Mr. Gross have each made a supplemental payment of $223,000 (reflecting the difference between $601,000 and the stated purchase price), plus an additional payment equal to the amount of the infrastructure credit and any additional amounts that the Company paid for infrastructure in connection with the lots, plus interest on these amounts from the date of closing of the properties to receipt of the payments.

In December 2004, Adam Aron, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ronald Baron, a significant shareholder in the Company, reserved the purchase of condominium units at the planned "Arrabelle" project located in the core of LionsHead. In April 2005, Mr. Aron executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $4.6 million. Mr. Aron provided earnest money deposits totaling $690,000. In May 2005, Mr. Baron and his wife executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $14.0 million. Mr. and Mrs. Baron provided earnest money deposits totaling $2.1 million. The earnest money deposits will be used to fund the construction of the Arrabelle project, which began in May 2005. The earnest money deposits are only refundable at the Company's discretion or if the Company fails to complete the project. Closing on the condominiums is expected in late fiscal 2007. The sale of the condominiums has been approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

13.  Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's bank credit facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.7 million and $1.9 million, primarily within "other long-term liabilities" in the accompanying consolidated balance sheets, at July 31, 2005 and 2004, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through fiscal 2008.

The Company previously had a $15.1 million liability for capital improvements fees payable to Bachelor Gulch Metropolitan District ("BGMD") in connection with bonds issued by Smith Creek Metropolitan District ("SCMD"), the proceeds of which were used to build infrastructure associated with development of Bachelor Gulch Village. In March 2004, BGMD issued bonds and the proceeds were used to retire the SCMD bonds. As a result, the Company no longer has an obligation to pay capital improvement fees to BGMD, and in fiscal 2004 the associated liability was relieved with the offset a reduction to Real Estate segment operating expense.

Guarantees

As of July 31, 2005, the Company had various other letters of credit outstanding in the amount of $71.1 million, a portion of which are not issued against the Credit Facility, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $6.1 million related to workers' compensation for Heavenly and Rancho Mirage, a $4.2 million letter of credit issued in support of the SSV Facility, $6.9 million of construction performance guarantees and $2.3 million for workers' compensation and general liability deductibles related to the construction of Gore Creek Place and Arrabelle at Vail Square.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company's use of trustees, indemnities related to the Company's use of public lands and environmental indemnifications. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

As permitted under applicable law, the Company and certain of its subsidiaries indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. The Company has not recorded a liability associated with this indemnification as of July 31, 2005 because the Company has assessed the fair market value associated with potential payment obligations under the indemnification to be immaterial or because the indemnifications were entered into prior to January 1, 2004.

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. As of July 31, 2005, the Company has recorded a liability related to the airline guarantees of $700,000, which also represents the maximum amount the Company would be required to pay. Payments, if any, under these guarantees are expected to be made in fiscal 2006.

In conjunction with the Company's sale of its ownership interest in BG Resort (See Note 8, Sale of Businesses), the Company has guaranteed payment, if any, of certain contingencies of BG Resort upon settlement. As of July 31, 2005, the Company has recorded a liability related to these contingencies in the amount of $130,000. The maximum amount that the Company would be required to pay under this agreement is approximately $424,000.

Unless otherwise noted, the Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Financial Statements, either because the Company has recorded on its consolidated balance sheet the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying consolidated balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $8.0 million as of July 31, 2005, and anticipates completion of the majority of these commitments within the next two years.

In connection with the Arrowhead real estate development, the Company recorded certain obligations for the construction of amenities benefiting the real estate development. In fiscal 2004, in connection with the consummation of the sale of the last parcel at Arrowhead, the Company recorded a $1.2 million reduction to real estate cost of sales, representing the remaining obligations for the construction of amenities that the Company deemed were not necessary to construct with the closing of the last parcel sale.

The Company agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA"), BCRC and Beaver Creek Property Owner Association. In connection with these agreements, BGVA had deposited $5 million, BCRC had deposited $4 million and the Company had deposited $1 million into an escrow account to be used by the Company to fund the construction of the chairlifts. As of July 31, 2005, all of the escrowed funds have been remitted to the Company as reimbursement for construction costs of the chairlifts and related infrastructure. The funds received from BGVA and BCRC reduced the book value of the chairlifts and related infrastructure. The Company completed the chairlifts and related infrastructure as required for the 2004/05 ski season. The estimated net cost to the Company to complete the remaining lift and related infrastructure as of July 31, 2005 is $4.1 million.

The Company has executed as lessee operating leases for the rental of office and commercial space, employee residential units and office equipment through fiscal 2011. Certain of these leases have renewal terms at the Company's option and/or escalation clauses (primarily based on the Consumer Price Index). For the fiscal years ended July 31, 2005, 2004 and 2003, the Company recorded lease expense related to these agreements of $13.7 million, $16.3 million and $22.5 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of July 31, 2005 are as follows (in thousands):

2006	$ 10,354
2007	7,896
2008	6,497
2009	3,657
2010	2,699
Thereafter	2,388
Total	$ 33,491

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate and other business operations. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.

Gilman Litigation Appeal

The Company appealed an adverse decision by the Eagle County District Court of Colorado, rendered on September 24, 2003, relating to the Company's interest in real property in Eagle County, Colorado commonly known as the "Gilman" property. The litigation commenced in November 1999 involving a dispute between a Company subsidiary, as the holder of an option to acquire a 50% interest in the entity that owned the property, and Turkey Creek LLC ("Turkey Creek"), the owner of the property. The property consists of approximately 6,000 acres of rugged, high altitude land in close proximity to Vail Mountain. Turkey Creek assembled the property over many years from various parcels, old mining claims and other property.

Vail Associates originally acquired the option in 1992 under an option agreement between Vail Associates and Turkey Creek. The option agreement was amended and extended several times over the years between 1992 and 1999. During those years, Vail Associates funded all of the acquisition costs to buy the parcels comprising the property and holding costs related to the property, such as real estate taxes and litigation costs to perfect title to the property. Between 1992 and 1999, Vail Associates invested approximately $4.8 million of such funds to maintain and preserve its 50% option interest.

In November 1999, a Company subsidiary (the successor to Vail Associates under the option) exercised the option to acquire the 50% interest in the entity that owned the property. Turkey Creek, however, refused the exercise, claiming that the Company's proposal to pursue a strategy to find a buyer who would put most of the property into conservation or open space uses was a breach of the option agreement, which contemplated "prompt and diligent development" of the property upon exercise of the option.

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

As a result of the Court's decision, the Company recorded a non-cash asset impairment charge of $4.8 million in fiscal 2003, the amount previously carried on the Company's consolidated balance sheet reflecting its investment. The Company appealed the adverse decision, primarily on the basis that the Court applied the wrong legal standard in deciding the issue. In August 2005, a three judge panel vacated the trial court's judgment and remanded the case back to the trial court to apply the correct legal standard and identify facts that meet the correct legal standard. The appellee's motion for reconsideration of the Court of Appeals decision was denied.

During the pendency of the appeal, Turkey Creek sold the property for approximately $33 million to an unrelated third party developer. Accordingly, the outcome of the case will relate only to an economic resolution between the parties and will not affect the real property now owned by the third party. The Company cannot predict the ultimate outcome of the matter.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building, employee housing facility owned by Breckenridge Terrace, LLC ("Breckenridge Terrace"), an employee housing entity in which the Company is a member and manager. As a result, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction (the "reconstruction") and this work began in fiscal 2004. Breckenridge Terrace recorded a $7.0 million liability in fiscal 2004 for the estimated cost of remediation and reconstruction efforts. These costs were funded by a loan to Breckenridge Terrace from the Company member of the LLC. As of July 31, 2005, Breckenridge Terrace had a remaining liability of $871,000 for future remaining remediation and reconstruction costs. With the exception of one building which has been kept in its original design and construction for evidentiary purposes (see discussion below), the remaining 16 buildings became available for occupancy in the second quarter of fiscal 2005. The Company anticipates it will incur the remaining amount of remediation and reconstruction costs before the end of fiscal 2006.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings. In September 2005, Breckenridge Terrace agreed to settle its claims against the general contractor and the architect for an aggregate amount of $800,000 and will recognize the settlement amount as reduction of the remediation expense upon receipt. Claims against the developer were not settled and Breckenridge Terrace is reviewing its legal options in that regard.

SEC Investigation Terminated

In February 2003, the SEC issued a formal order of investigation with respect to the Company. On September 19, 2005, the Central Regional Office of the SEC informed the Company that its investigation has been terminated, and that no enforcement action has been recommended regarding the Company. The Company has also been informed that no enforcement action has been recommended with respect to any present or former directors, officers or employees of the Company in regard to the matters that had been under investigation.

14.  Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate operations. The Mountain segment includes the operations of the Company's ski resorts and related ancillary activities. The Lodging segment includes the operations of all of the Company's owned hotels, RockResorts, GTLC, condominium management and golf operations. The Resort segment is the combination of the Mountain and Lodging segments. The Real Estate segment develops, buys and sells real estate in and around the Company's mountain resort communities. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA which is a non-GAAP financial measure, defined as segment net revenues less segment specific operating expenses plus segment specific gains on transfer of property plus segment equity income. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (as defined in SFAS No. 131) for purposes of evaluating segment performance. Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

Reported EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America. Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States of America and is thus susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company evaluates performance and allocates resources to its segments based on Reported EBITDA, as previously defined. Mountain Reported EBITDA consists of net mountain revenue plus mountain equity investment income less mountain operating expense. Lodging Reported EBITDA consists of net lodging revenue plus lodging equity investment income less lodging operating expense. Real Estate Reported EBITDA consists of net real estate revenue plus real estate equity investment income (loss) plus gains on transfers of property less real estate operating expense. All segment expenses include an allocation of corporate administrative expense. Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below. The accounting policies specific to each segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Fiscal Year Ended
	July 31,
	2005	2004	2003

Net revenue:
Mountain	$ 540,855	$ 500,995	$ 460,568
Lodging	196,351	180,525	172,003
Resort	737,206	681,520	632,571
Real estate	72,781	45,123	80,401
	$ 809,987	$ 726,643	$ 712,972
Equity investment income (loss):
Mountain	$ 2,303	$ 1,376	$ 1,009
Lodging	(2,679)	(3,432)	(5,995)
Resort	(376)	(2,056)	(4,986)
Real estate	(102)	460	3,962
	$ (478)	$ (1,596)	$ (1,024)
Reported EBITDA:
Mountain	$ 151, 269	$ 133,496	$ 99,446
Lodging	16,203	11,110	4,162
Resort	167,472	144,606	103,608
Real estate	14,425	30,939	17,721
	$ 181,897	$ 175,545	$ 121,329

Investments in real estate	$ 72,164	$ 27,802	$ 22,572

Real estate held for sale and investment	$ 154,874	$ 134,548	$ 123,223

Long-term real estate deposits	$ 37,829	$ --	$ --

Reconciliation to consolidated income (loss) before provision for income taxes:
Mountain Reported EBITDA	$ 151,269	$ 133,496	$ 99,446
Lodging Reported EBITDA	16,203	11,110	4,162
Resort Reported EBITDA	167,472	144,606	103,608
Real Estate Reported EBITDA	14,425	30,939	17,721
Total Reported EBITDA	181,897	175,545	121,329
Depreciation and amortization	(89,968)	(86,377)	(82,242)
Asset impairment charges	(2,550)	(1,108)	(4,830)
Mold remediation charge	--	(5,500)	--
Loss on disposal of fixed assets, net	(1,528)	(2,345)	(794)
Investment income, net	2,066	1,886	2,011
Interest expense	(40,298)	(47,479)	(50,001)
Loss on extinguishment of debt	(612)	(37,084)	--
Loss from sale of businesses, net	(7,353)	--	--
Gain (loss) on put options, net	1,158	(1,875)	1,569
Other income (expense), net	50	(179)	17
Minority interest in income of consolidated subsidiaries, net	(5,239)	(4,000)	(1,064)
Income (loss) before (provision) benefit for income taxes	$ 37,623	$ (8,516)	$ (14,005)

In fiscal 2005, the Company changed the way certain club dues revenues were assigned between segments. Conforming reclassification were made to fiscal years 2004 and 2003.

15.  Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	Fiscal 2005
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2005	2005	2005	2005	2004

Mountain revenue	$ 540,855	$ 35,371	$ 256,825	$ 214,166	$ 34,493
Lodging revenue	196,351	51,202	56,285	42,589	46,275
Real estate revenue	72,781	33,452	14,341	7,873	17,115
Total net revenue	809,987	120,025	327,451	264,628	97,883
Income (loss) from operations	88,329	(39,722)	109,073	60,599	(41,621)
(Loss) gain from sale of businesses, net	(7,353)	(13,043)	(3)	5,693	--
Net income (loss)	23,138	(36,435)	58,788	32,241	(31,456)
Basic net income (loss) per common share	0.65	(1.00)	1.64	0.91	(0.89)
Diluted net income (loss) per common share	$ 0.64	$ (1.00)	$ 1.61	$ 0.89	$ (0.89)

	Fiscal 2004
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2004	2004	2004	2004	2003

Mountain revenue	$ 500,995	$ 33,980	$ 233,400	$ 200,149	$ 33,466
Lodging revenue	180,525	46,582	50,910	39,243	43,790
Real estate revenue	45,123	6,570	4,165	7,496	26,892
Total net revenue	726,643	87,132	288,475	246,888	104,148
Income (loss) from operations	81,811	(43,590)	109,166	46,631	(30,396)
Net income (loss)	(5,959)	(36,304)	62,485	(6,737)	(25,403)
Basic net income (loss) per common share	(0.17)	(1.03)	1.77	(0.19)	(0.72)
Diluted net income (loss) per common share	$ (0.17)	$ (1.03)	$ 1.77	$ (0.19)	$ (0.72)

16.   Class A Common Stock Conversion

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

As a result of the above Agreement, the Company no longer has any Class A Common Stock outstanding and therefore has only one class of directors. Previously, the Class A Common Stock elected the Class 1 directors and the Common Stock elected the Class 2 directors. Additionally, as a result of the above Agreement, as of the date of the agreement, the Company's consolidated balance sheet no longer presents any Class A Common Stock and the full balance of the Company's common shares outstanding is presented under "common stock".

17.  Non-Cash Deferred Compensation

Pursuant to the employment agreement of Adam Aron, Chairman of the Board of Directors and Chief Executive Officer of the Company, entered into May 2001 and the amendment thereto entered into July 2003, Mr. Aron became fully vested in the following components of non-cash compensation as of August 3, 2003:

  a one-time bonus of $600,000 which Mr. Aron used to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000, a one-time bonus of $1.5 million which Mr. Aron used to purchase the Beaver Creek property in which Mr. Aron currently resides and related Beaver Creek Club membership from the Company for a purchase price of $1.5 million, and a one-time bonus of $659,750 which Mr. Aron used to purchase a Bachelor Gulch homesite and related Bachelor Gulch Club and Red Sky Golf Club memberships.

The Bachelor Gulch homesite transaction was originally structured as the forgiveness of a loan in the amount of $645,750. The July 2003 amendment to Mr. Aron's employment agreement changed the structure of the agreement from loan forgiveness to a one-time bonus to comply with the provisions of the Sarbanes-Oxley Act of 2002. In addition, Mr. Aron's purchase contract and purchase price for the Bachelor Gulch homesite were not contingent upon any future service or performance; therefore, Mr. Aron was fully vested in this benefit in May 2001.

In fiscal years 2003 the Company recorded $1.8 million in compensation expense related to the previously non-vested portion of the non-cash compensation. The amount of compensation expense recorded was based on the estimated fair market values of the underlying real property and related memberships and was marked to market as necessary. In July 2003, the Company obtained various third-party valuations upon which to base the fair market value of the Red Sky Ranch and Beaver Creek transactions. The Company based the value of the Bachelor Gulch transaction on the assessed property tax value and comparable sales at the vesting date.

In addition, pursuant to the terms of the employment agreement, Mr. Aron vested in 165,000 shares of restricted stock in July 2003, which had a grant-date fair market value of $13.80 per share. The Company recorded compensation expense of $1.2 million in the fiscal 2003 related to this grant. Separately, Mr. Aron also vested in 7,500 shares of restricted stock in July 2003 pursuant to a grant made in September 2000. These shares had a grant-date fair value of $19.13 per share. The Company recorded compensation expense of $143,000 in fiscal 2003 related to these shares.

In March 2001, the Compensation Committee of the Company's Board of Directors granted James P. Thompson, former President of VRDC, a one-time bonus in the amount of $600,000 which Mr. Thompson was required to use to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000; Mr. Thompson vested in this bonus as of July 1, 2003 and took title of the property and related membership in fiscal 2004. The Company recorded compensation expense of $388,000 during fiscal 2003 related to this transaction. The amount of compensation expense recorded was based on the appraised fair market value of the underlying real property and membership.

In fiscal 2004, Messrs. Aron and Thompson took title to the real property and related club memberships. The Company recognized a net gain of $2.1 million related to the transfer of the properties as "gain on transfer of property, net" in the accompanying consolidated statement of operations for fiscal 2004.

18.  Stock Compensation Plans

The Company has four fixed option plans: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan are determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years. 1,500,000, 2,500,000, and 2,500,000 shares of Common Stock may be issued in the form of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan, the 1999 Plan and the 2002 Plan, respectively. Under the 1996 Plan, the 1999 Plan and the 2002 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan, the 1999 Plan and the 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. To date, no options have been granted to non-employees (except those granted to non-employee members of the board of directors of the Company and of a consolidated subsidiary) under any of the three plans. At July 31, 2005, approximately 98,000, 255,000, 549,000 and 449,000 options were available under the 1993 Plan, 1996 Plan, 1999 Plan and 2002 Plan, respectively.

A summary of the status of the Company's four fixed option plans as of July 31, 2005, 2004 and 2003 and changes during the years ended July 31, 2005, 2004 and 2003 is presented below (in thousands, except per share amounts):

	Shares Subject to	Weighted Average Exercise Price
Fixed Options	Option	Per Share
Balance at July 31, 2002	3,810	$ 19.67
Granted	878	16.80
Exercised	(33)	7.73
Forfeited	(715)	19.18
Balance at July 31, 2003	3,940	$ 19.07
Granted	864	13.93
Exercised	(54)	12.96
Forfeited	(297)	18.75
Balance at July 31, 2004	4,453	$ 18.32
Granted	790	18.76
Exercised	(1,244)	17.70
Forfeited	(119)	17.21
Balance at July 31, 2005	3,880	$ 18.64

The following table summarizes information about fixed options outstanding at July 31, 2005, 2004 and 2003 (in thousands, except per share and life amounts):

	Options Outstanding			Options Exercisable
Exercise Price Range Per	Shares	Weighted-Average Remaining Contractual Life Per	Weighted-Average Exercise Price Per	Shares	Weighted-Average Exercise Price Per
Share	Outstanding	Share	Share	Exercisable	Share
July 31, 2005:
$ 11-15	959	7.7	$ 14.33	471	$ 14.08
>15-20	2,192	6.4	18.53	1,208	18.67
>20-25	619	2.7	24.16	619	24.16
>25-29	110	2.8	27.23	110	27.23
$ 12-29	3,880	6.1	$ 18.64	2,408	$ 19.58
July 31, 2004:
$ 9-13	76	6.2	$ 11.43	38	$ 11.09
>13-19	2,305	8.2	15.59	813	15.90
>19-25	1,955	4.3	21.28	1,955	21.28
>25-29	117	3.8	27.31	117	27.31
$ 9-29	4,453	6.3	$ 18.32	2,923	$ 19.89
July 31, 2003:
$ 9-13	117	6.7	$ 11.53	47	$ 10.75
>13-19	1,585	8.6	16.03	371	15.67
>19-25	2,122	5.3	21.31	1,960	21.49
>25-29	117	4.8	27.31	117	27.31
$ 9-29	3,941	6.7	$ 19.07	2,495	$ 20.70

During fiscal 2004 and 2003, the Company granted restricted stock awards to certain executives under the 1993 Plan, the 1999 Plan and the 2002 Plan. The Company granted 49,500 shares of restricted stock awards with a weighted-average grant-date fair value of $14.73 per share in fiscal 2004 and 15,000 shares of restricted stock awards with a weighted-average grant-date fair value of $16.95 per share in fiscal 2003. The Company did not grant restricted stock awards in fiscal 2005. The awards vest and are issued in equal increments over periods ranging from 32 months to three years. Compensation expense related to these restricted stock awards is charged ratably over the respective vesting periods and was $348,000, $250,000 and $1.3 million for the years ended July 31, 2005, 2004 and 2003, respectively. During fiscal 2005, 2004 and 2003, the Company issued 14,813, 8,619 and 90,095 shares of common stock under vested restricted stock awards, respectively. Stock options are issued at the stock closing price on the day prior to the date of grant.

19.  Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the "plan"), qualified under Section 401(k) of the Internal Revenue Code, for its employees. Under this plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (1) their employment commencement date or (2) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon obtaining the later of: (1) 12 consecutive months of employment and 1,000 service hours or (2) 1,500 service hours since the employment commencement date. The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

Total retirement plan expense recognized by the Company for the fiscal years ended July 31, 2005, 2004 and 2003 was $2.6 million, $2.7 million and $2.0 million, respectively.

20.  Workforce Reduction

In October 2002, the Company's president, Andy Daly, ceased to be an employee of the Company. The Company recorded $1.3 million of compensation expense in fiscal 2003 in relation to Mr. Daly's severance agreement, which was recorded as operating expense in the consolidated statement of operations. The final cash portion of Mr. Daly's severance benefits was paid in fiscal 2004.

In July 2003, the Company announced the restructuring of its sales and marketing focus and organization. The workforce reduction included the termination of three employees effective July 31, 2003 resulting in severance expense of approximately $505,000 including an incremental amount of associated benefits. The Company paid the full amount of the severance during fiscal 2004.

21.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., RT Partners, Inc and RTP LLC ("RTP"), SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle at Vail Square, LLC, Gore Creek, Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur") is presented separately as the Company owns less than 100% of this Guarantor Subsidiary. Financial information for RockResorts and JHL&S, LLC is no longer presented separately as the Company acquired the remaining minority interest in these Guarantor Subsidiaries during fiscal 2005, and reclassifications have been made to the financial information as of and for the years ended July 31, 2004 and 2003 to conform to the current period presentation. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of July 31, 2005 and 2004. Statement of operations and statement of cash flows data are presented for the years ended July 31, 2005, 2004 and 2003.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 92,879	$ 105	$ 43,596	$ --	$ 136,580
Restricted cash	--	7,390	--	10,863	--	18,253
Trade receivables, net	--	27,867	103	5,166	--	33,136
Income taxes receivable	--	--	--	--	--	--
Inventories, net	--	8,491	157	27,430	--	36,078
Other current assets	11,418	15,109	40	5,535	--	32,102
Assets held for sale	--	26,735	--	--	--	26,735
Total current assets	11,418	178,471	405	92,590	--	282,884
Property, plant and equipment, net	--	776,425	530	66,092	--	843,047
Real estate held for sale and investment	--	106,777	--	48,097	--	154,874
Deferred charges and other assets	6,067	16,320	--	10,248	--	32,635
Goodwill, net	--	118,475	--	17,032	--	135,507
Other intangibles, net	--	60,482	--	16,492	--	76,974
Investments in subsidiaries and advances to (from) parent	942,888	(424,752)	(202)	(58,036)	(459,898)	--
Total assets	$ 960,373	$ 832,198	$ 733	$ 192,515	$ (459,898)	$ 1,525,921
Current liabilities:
Accounts payable and accrued expenses	$ 16,600	$ 161,452	$ 273	$ 31,044	$ --	$ 209,369
Income taxes payable	12,979	--	--	--	--	12,979
Long-term debt due within one year	--	467	--	1,537	--	2,004
Total current liabilities	29,579	161,919	273	32,581	--	224,352
Long-term debt	390,000	61,789	--	67,917	--	519,706
Other long-term liabilities	267	102,226	--	37,928	--	140,421
Deferred income taxes	--	70,819	--	390	--	71,209
Put option liabilities	--	34	--	--	--	34
Minority interest in net assets of consolidated subsidiaries	--	--	100	29,570	--	29,670
Total stockholders' equity	540,527	435,411	360	24,129	(459,898)	540,529
Total liabilities and stockholders' equity	$ 960,373	$ 832,198	$ 733	$ 192,515	$ (459,898)	$ 1,525,921

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2004
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Larkspur	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$ --	$ 41,075	$ 171	$ 5,082	$ --	$ 46,328
Restricted cash		16,031			--	16,031
Receivables, net	--	25,486	167	6,262	--	31,915
Income taxes receivable	5,042	--	--	--	--	5,042
Inventories, net	--	8,494	155	22,502	--	31,151
Other current assets	12,082	11,765	35	1,388	--	25,270
Total current assets	17,124	102,851	528	35,234	--	155,737
Property, plant and equipment, net	--	901,822	583	66,367	--	968,772
Real estate held for sale and investment	--	129,030	--	5,518	--	134,548
Deferred charges and other assets	6,773	27,194	--	10,640	--	44,607
Goodwill, net	--	128,342	--	16,748	--	145,090
Other intangibles, net	--	67,671	--	17,532	--	85,203
Investments in subsidiaries and advances to (from) parent	875,877	(414,455)	(359)	(1,165)	(459,898)	--
Total assets	$ 899,774	$ 942,455	$ 752	$ 150,874	$ (459,898)	$ 1,533,957

Current liabilities:
Accounts payable and accrued expenses	$ 18,298	$ 154,083	$ 322	$ 26,165	$ --	$ 198,868
Long-term debt due within one year	--	1,548	--	1,611	--	3,159
Total current liabilities	18,298	155,631	322	27,776	--	202,027
Long-term debt	390,000	160,180	--	72,464	--	622,644
Other long-term liabilities	313	96,982	--	321	--	97,616
Deferred income taxes	--	79,156	--	589	--	79,745
Put option liabilities	--	3,657	--	--	--	3,657
Minority interest in net assets of consolidated subsidiaries	--	7,882	100	29,123	--	37,105
Total stockholders' equity	491,163	438,967	330	20,601	(459,898)	491,163
Total liabilities and stockholders' equity	$ 899,774	$ 942,455	$ 752	$ 150,874	$ (459,898)	$ 1,533,957

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total revenue	$ 48	$ 675,176	$ 3,291	$ 140,288	$ (8,816)	$ 809,987
Total operating expense	15,515	581,632	3,415	129,912	(8,816)	721,658
(Loss) income from operations	(15,467)	93,544	(124)	10,376	--	88,329
Other income (expense)	(27,706)	(15,274)	(21)	(3,146)	--	(46,147)
Equity investment income (loss), net	--	(478)	--	--	--	(478)
Gain on put options, net	--	1,158	--	--	--	1,158
Minority interest in income of consolidated subsidiaries, net	--	476	--	(5,715)	--	(5,239)
Income (loss) before income taxes	(43,173)	79,426	(145)	1,515	--	37,623
Benefit (provision) for income taxes	16,622	(31,291)	--	184	--	(14,485)
Net income (loss) before equity in income of consolidated subsidiaries	(26,551)	48,135	(145)	1,699	--	23,138
Equity in income (loss) of consolidated subsidiaries	49,689	--	--	--	(49,689)	--
Net income (loss)	$ 23,138	$ 48,135	$ (145)	$ 1,699	$ (49,689)	$ 23,138

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2004
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$ 50	$ 551,759	$ 2,859	$ 159,935	$ 12,040	$ 726,643
Total operating expense	11,158	484,784	3,107	133,743	12,040	644,832
(Loss) income from operations	(11,108)	66,975	(248)	26,192	--	81,811
Other income (expense)	(67,759)	(12,780)	(19)	(2,298)	--	(82,856)
Equity investment income (loss), net	--	(1,596)	--	--	--	(1,596)
Loss on put options, net	--	(1,875)	--	--	--	(1,875)
Minority interest in income of consolidated subsidiaries, net	--	939	--	(4,939)	--	(4,000)
Income (loss) before income taxes	(78,867)	51,663	(267)	18,955	--	(8,516)
Benefit (provision) for income taxes	23,660	(15,937)	--	(5,166)	--	2,557
Net income (loss) before equity in
income of consolidated subsidiaries	(55,207)	35,726	(267)	13,789	--	(5,959)
Equity in income (loss) of consolidated subsidiaries	49,248	10,085	--	--	(59,333)	--
Net income (loss)	$ (5,959)	$ 45,811	$ (267)	$ 13,789	$ (59,333)	$ (5,959)

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2003
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$ --	$ 510,967	$ 2,576	$ 173,984	$ 25,445	$ 712,972
Total operating expense	17,178	479,433	3,049	153,380	25,445	678,485
Income (loss) from operations	(17,178)	31,534	(473)	20,604	--	34,487
Other income (expense)	(33,795)	(13,446)	(26)	(706)	--	(47,973)
Equity investment income (loss), net	--	(1,024)	--	--	--	(1,024)
Gain on put options, net	--	1,569	--	--	--	1,569
Minority interest in income of consolidated subsidiaries, net	--	1,660	--	(2,724)	--	(1,064)
Income (loss) before income taxes	(50,973)	20,293	(499)	17,174	--	(14,005)
Benefit (provision) for income taxes	19,370	(9,200)	--	(4,692)	--	5,478
Net income (loss) before equity in
income of consolidated subsidiaries	(31,603)	11,093	(499)	12,482	--	(8,527)
Equity in income of consolidated subsidiaries	23,076	8,706	--	--	(31,782)	--
Net (loss) income	$ (8,527)	$ 19,799	$ (499)	$ 12,482	$ (31,782)	$ (8,527)

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2005
(in thousands of dollars)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated

Cash flows from operating activities	$ (4,690)	$ 177,513	$ (53)	$ 47,571	$ 220,341

Cash flows from investing activities
Capital expenditures	--	(71,532)	(30)	(8,413)	(79,975)
Investments in real estate	--	(29,585)	--	(42,579)	(72,164)
Cash received from sale of businesses	--	108,399	--	--	108,399
Other investing activities, net	--	(1,511)	--	370	(1,141)
Net cash provided by (used in) investing activities	--	5,771	(30)	(50,622)	(44,881)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,939	--	--	--	21,939
Payments on long-term debt	--	(98,945)	--	(4,621)	(103,566)
Advances to (from) affiliates	(17,249)	(30,562)	18	47,793	--
Other financing activities, net	--	(1,973)	--	(1,608)	(3,581)
Net cash provided by financing activities	4,690	(131,480)	18	41,564	(85,208)

Net increase (decrease) in cash and cash equivalents	--	51,804	(65)	38,513	90,252

Cash and cash equivalents:
Beginning of period	--	41,075	171	5,082	46,328
End of period	$ --	$ 92,879	$ 106	$ 43,595	$ 136,580

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2004
(in thousands)

		100% Owned
	Parent	Guarantor
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated

Cash flows from operating activities	$ 27,665	$ 118,377	$ (140)	$ 35,035	$ 180,937

Cash flows from investing activities:
Capital expenditures	--	(55,316)	(28)	(7,616)	(62,960)
Investments in real estate	--	(33,778)	--	5,976	(27,802)
Other investing activities	--	7,397	--	--	7,397
Net cash used in investing activities	--	(81,697)	(28)	(1,640)	(83,365)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	30,000	(54,268)	--	(7,713)	(31,981)
Payment of tender premium	(23,825)	--	--	--	(23,825)
Advances to (from) affiliates	(27,574)	53,147	222	(25,795)	--
Other financing activities	(6,266)	997	--	(2,471)	(7,740)
Net cash (used in) provided by financing activities	(27,665)	(124)	222	(35,979)	(63,546)
Net increase (decrease) in cash and cash equivalents	--	36,556	54	(2,584)	34,026
Net increase in cash due to adoption of FIN 46R	--	--	--	4,428	4,428

Cash and cash equivalents:
Beginning of period	--	5,898	117	1,859	7,874
End of period	$ --	$ 42,454	$ 171	$ 3,703	$ 46,328

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2003
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated

Cash flows from operating activities	$ (16,152)	$ 154,669	$ 70	$ 15,983	$ 154,570

Cash flows from investing activities:
Capital expenditures	--	(95,080)	(20)	(11,238)	(106,338)
Investments in real estate	--	(43,659)	--	21,087	(22,572)
Other investing activities	--	10,606	--	(12,419)	(1,813)
Net cash used in investing activities	--	(128,133)	(20)	(2,570)	(130,723)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	--	(33,011)	--	8,210	(24,801)
Advances to (from) affiliates	17,222	3,598	16	(20,836)	--
Other financing activities	(1,070)	(1,605)	--	(1,607)	(4,282)
Net cash provided by (used in) financing activities	16,152	(31,018)	16	(14,233)	(29,083)

Net (decrease) increase in cash and cash equivalents	--	(4,482)	66	(820)	(5,236)

Cash and cash equivalents:
Beginning of period	--	10,380	51	2,679	13,110
End of period	$ --	$ 5,898	$ 117	$ 1,859	$ 7,874

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this ITEM 9A is contained in ITEM 8 of this Form 10-K under the caption "Management's Report on Internal Control over Financial Reporting".

Attestation Report of Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this Form 10-K under the caption "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Code of Ethics. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is posted in the corporate governance section of the Company's website at www.vailresorts.com. The Company will post any waiver to the code of ethics granted to any of its officers on its website.

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2005 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2005 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2005 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2005 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2005 annual meeting of shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

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
3.1

Amended and Restated Certificate of Incorporation of Vail Resorts, Inc. dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. dated as of January 31, 2005.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed September 30, 2004.)
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

10.2	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
10.3(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(b)	Amendment No. 2 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(c)	Amendment No. 3 to Forest Service Unified Permit for Keystone ski area.	49
10.3(d)	Amendment No. 4 to Forest Service Unified Permit for Keystone ski area.	50
10.3(e)	Amendment No. 5 to Forest Service Unified Permit for Keystone ski area.	53
10.4(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area.	54
10.4(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area.	55
10.4(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area.	58
10.5(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area.	59
10.5(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area.	60
10.5(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area.	63
10.6(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area.	64
10.6(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area.	65
10.7

1993 Stock Option Plan of Gillett Holdings, Inc. (Incorporated by reference to Exhibit 10.20 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.8(a)*

Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.8(b)*

Addendum to the Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.9(a)*

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the report on Form S-2/A of Vail Resorts, Inc. (Registration # 333-5341) including all amendments thereto.)

10.9(b)*

Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.14(b) of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.9(c)*

Second Amendment to Employment Agreement of Adam M. Aron, as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc. dated July 29, 2003. (Incorporated by reference to Exhibit 10.14(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2003.)

10.10*

Amended and Restated Employment Agreement of Jeffrey W. Jones, as Chief Financial Officer of Vail Resorts, Inc. dated September 29, 2004. (Incorporated by reference to Exhibit 10.9 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2004.)

10.11(a)*

Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated May 1, 1997. (Incorporated by reference to Exhibit 10.9(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.11(b)*

First Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated August 1, 1999. (Incorporated by reference to Exhibit 10.9(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.11(c)*

Second Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated July 22, 1999. (Incorporated by reference to Exhibit 10.9(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.12*

Employment Agreement and Addendum of Roger McCarthy as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated July 17, 2000. (Incorporated by reference to Exhibit 10.10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.13*	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341).
10.14*	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.15(a)

Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a "Vail Associates, Inc.") and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.15(b)

Trust Indenture dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.16(a)

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

10.16(b)	First Amendment to Fourth Amended and Restated Credit Agreement dated as of June 29, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower and Bank of America, N.A., as Administrative Agent.	68
10.17*	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-32320.)
10.18*

Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 of the report on Form 10-K of Vail Resorts, Inc. for the fiscal year ended July 31, 2000).

10.19

Conversion and Registration Rights Agreement between Vail Resorts, Inc. and Apollo Ski Partners, L.P. dated as of September 30, 2004. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. dated as of September 30, 2004.)

10.20(a)

Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005. (Incorporated by reference to Exhibit 10.18(a) of the Company's Quarterly Report on Form 10-Q for the period ending April 30, 2005.)

10.20(b)

First Amendment to Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 10, 2005. (Incorporated by reference to Exhibit 10.18(b) of the Company's Quarterly Report on Form 10-Q for the period ending April 30, 2005.)

10.21	Purchase and Sale Agreement by and between VA Rancho Mirage Resort L.P., Rancho Mirage Concessions, Inc. and GENLB-Rancho, LLC, dated July 1, 2005.	78
10.22(a)	Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated July 19, 2005.	124
10.22(b)	Completion Guaranty Agreement by and between The Vail Corporation and U.S. Bank National Association dated July 19, 2005.	264
10.23

Amended and Restated Revolving Credit and Security Agreement between SSI Venture, LLC and U.S. Bank National Association dated September 23, 2005 (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. dated September 29, 2005.)

10.24(a)*	Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated May 10, 1999.	273
10.24(b)*	First Amendment to Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated April 8, 2004.	285
21	Subsidiaries of Vail Resorts, Inc.	286
22	Consent of Independent Registered Public Accounting Firm.	289
23	Power of Attorney. Included on signature pages hereto.
31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	290
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	292
99.1

Termination Agreement, dated as of October 5, 2004, by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners, L.P. (Incorporated by reference to Exhibit 99.6 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

99.2

Purchase and Sale Agreement between VR Holdings, Inc. as Seller and GHR, LLC as Purchaser dated December 8, 2004. (Incorporated by reference to Exhibit 99.2 on Form 8-K of Vail Resorts, Inc. dated December 8, 2004).

*Management contracts and compensatory plans and arrangements.

b)	Exhibits
The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

c)	Financial Statement Schedules
Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Fiscal Years Ended July 31

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Fiscal 2003
Inventory Reserves	$1,242	$1,662	$ (1,627)	$1,277
Valuation Allowance on Income Taxes	464	29	--	493
Trade Receivable Allowances	367	2,709	(1,985)	1,091

Fiscal 2004
Inventory Reserves	1,277	1,510	(2,049)	738
Valuation Allowance on Income Taxes	493	193	--	686
Trade Receivable Allowances	1,091	729	(555)	1,265

Fiscal 2005
Inventory Reserves	738	1,754	(1,773)	719
Valuation Allowance on Income Taxes	686	919	--	1,605
Trade Receivable Allowances	$1,265	$ 766	$ (696)	$1,335

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ Jeffrey w. Jones
Jeffrey W. Jones
Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Dated:	October 5, 2005

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey W. Jones or Martha D. Rehm his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 5, 2005.

Signature	Title
/s/ Adam M. Aron	Chairman of the Board and Chief Executive Officer
Adam M. Aron	(Principal Executive Officer)
/s/ Jeffrey W. Jones	Senior Vice President and Chief Financial Officer
Jeffrey W. Jones	(Principal Financial and Accounting Officer)
/s/ John S. Hannan
John S. Hannan	Director
/s/ Roland A. Hernandez
Roland A. Hernandez	Director
/s/ Robert A. Katz
Robert A. Katz	Director
/s/ Joe R. Micheletto
Joe R. Micheletto	Director
/S/ John F. Sorte
John F. Sorte	Director
/s/ William P. Stiritz
William P. Stiritz	Director