Form 10-Q
period 2005-10-31
VAIL RESORTS INC
filed 2005-12-07
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 31, 2005

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from to

Commission File Number: 1-9614

Vail Resorts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0291762

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 7, Vail, Colorado	81658

(Address of principal executive offices)	(Zip Code)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

As of December 2, 2005, 37,180,483 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2005, July 31, 2005 and October 31, 2004		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2005 and 2004		F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2005 and 2004		F-4
Notes to Consolidated Condensed Financial Statements		F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2005	2005	2004
	(unaudited)		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$58,692	$136,580	$31,618
Restricted cash	17,400	18,253	16,129
Receivables, net	25,458	33,136	29,913
Inventories, net	50,571	36,078	40,549
Other current assets	42,258	32,102	34,003
Assets held for sale	26,857	26,735	--

Total current assets	221,236	282,884	152,212
Property, plant and equipment, net (Note 5)	857,960	843,047	988,401
Real estate held for sale and investment	194,697	154,874	132,726
Goodwill, net	135,507	135,507	145,090
Intangible assets, net	77,642	76,974	84,349
Other assets	32,762	32,635	37,646

Total assets	$1,519,804	$1,525,921	$1,540,424

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$246,801	$209,369	$227,945
Income taxes payable	12,191	12,979	--
Long-term debt due within one year (Note 4)	6,128	2,004	3,299

Total current liabilities	265,120	224,352	231,244
Long-term debt (Note 4)	524,174	519,706	648,512
Other long-term liabilities	133,140	140,421	101,733
Deferred income taxes	49,741	71,209	59,989
Commitments and contingencies (Note 9)	--	--	--
Put option liabilities (Note 7)	1,026	34	3,321
Minority interest in net assets of consolidated subsidiaries	26,659	29,670	35,063
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock:
Class A common stock, convertible to common stock, $0.01 par value, 20,000,000 shares authorized, zero shares issued and outstanding (Note 11)	--	--	--
Common stock, $0.01 par value, 100,000,000, 100,000,000 and 80,000,000 shares authorized respectively, 37,166,504 (unaudited), 36,596,193, and 35,407,147 (unaudited) shares issued and outstanding as of October 31, 2005, July 31, 2005, and October 31, 2004, respectively	372	366	354
Additional paid-in capital	455,935	442,527	417,422
Deferred compensation	--	(329)	(585)
Retained earnings	63,637	97,965	43,371

Total stockholders' equity	519,944	540,529	460,562

Total liabilities and stockholders' equity	$1,519,804	$1,525,921	$1,540,424

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2005	2004

Net revenue:
Mountain	$40,277	$34,493
Lodging	41,750	46,275
Real estate	3,393	17,115

Total net revenue	85,420	97,883
Segment operating expense:
Mountain	72,291	63,961
Lodging	37,641	43,548
Real estate	6,069	10,061

Total segment operating expense	116,001	117,570
Other operating expense:
Depreciation and amortization	(18,923)	(21,076)
Asset impairment charge	(136)	--
Loss on disposal of fixed assets, net	(240)	(858)

Loss from operations	(49,880)	(41,621)
Mountain equity investment income, net	850	794
Lodging equity investment loss, net	--	(1,918)
Real estate equity investment income (loss), net	69	(35)
Investment income, net	1,188	128
Interest expense	(9,437)	(10,576)
(Loss) gain on put options, net	(992)	213
Other expense, net	--	(33)
Minority interest in income of consolidated subsidiaries, net	1,926	1,900

Loss before benefit from income taxes	(56,276)	(51,148)
Benefit from income taxes	21,947	19,692

Net loss	$(34,329)	$(31,456)

Per share amounts (Note 3):
Basic net loss per share	$(0.93)	$(0.89)

Diluted net loss per share	$(0.93)	$(0.89)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2005	2004

Net cash used in operating activities	$(23,082)	$(3,002)
Cash flows from investing activities:
Capital expenditures	(32,448)	(29,226)
Investments in real estate	(38,112)	(11,404)
Other investing activities, net	(3,953)	2,440

Net cash used in investing activities	(74,513)	(38,190)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	18,887	29,560
Payments of long-term debt	(10,303)	(3,698)
Proceeds from exercise of stock options	11,502	763
Other financing activities, net	(379)	(143)

Net cash provided by financing activities	19,707	26,482

Net decrease in cash and cash equivalents	(77,888)	(14,710)
Cash and cash equivalents:
Beginning of period	136,580	46,328

End of period	$58,692	$31,618

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. The Company also holds a 61.7% interest in SSI Venture LLC ("SSV"), a retail/rental company. In the Lodging segment, the Company owns and operates various hotels, RockResorts International LLC ("RockResorts"), a luxury hotel management company, and Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club ("JHG&TC") in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment. The Company's Mountain and Lodging businesses are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The July 31, 2005 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

Reclassifications--Certain reclassifications have been made to the accompanying Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2004 to conform to the current period presentation.

Stock Compensation--At October 31, 2005, the Company had four stock-based compensation plans, which are described more fully in Note 10, Stock Compensation Plans. Prior to August 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). $91,000 of stock-based employee compensation cost was recognized in the consolidated condensed statement of operations for the three months ended October 31, 2004, pursuant to APB No. 25.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods. Results for prior periods have not been restated. The following table shows total stock-based compensation expense for the three months ended October 31, 2005 and 2004 included in the consolidated condensed statements of operations (in thousands):

	Three Months Ended
	October 31,
	2005	2004

Mountain operating expense	$955	$53
Lodging operating expense	406	18
Real estate operating expense	381	20

Pre-tax stock-based compensation expense	1,742	91
Less: Benefit for income taxes	679	35

Net stock-based compensation expense	$1,063	$56

As a result of adopting SFAS 123R on August 1, 2005, the Company's loss before income taxes and net loss for the three months ended October 31, 2005 increased $1.7 million and $1.0 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue more restricted stock to replace the granting of stock options to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R was a basic and diluted loss per share of $0.03 for the three months ended October 31, 2005.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated condensed statement of cash flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated condensed statements of operations before considering the impact of stock options that expire unexercised or forfeited (the "excess tax benefit") to be classified as financing cash flows. The excess tax benefit of $873,000 classified as a financing cash inflow for the three months ended October 31, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net loss and net loss per share if the Company had recorded in its consolidated condensed statement of operations the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans through the three months ended October 31, 2004. For purposes of this pro forma disclosure, options granted subsequent to October 31, 2004 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods (in thousands, except per share amounts).

Three Months Ended
October 31, 2004

Net loss
As reported	$(31,456)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	56
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(704)

Pro forma	$(32,104)

Basic net loss per common share
As reported	$(0.89)
Pro forma	$(0.91)

Diluted net loss per common share
As reported	$(0.89)
Pro forma	$(0.91)

3.  Net Loss Per Common Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated condensed statement of operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended October 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net loss per common share:
Net loss	$(34,329)	$(34,329)	$(31,456)	$(31,456)

Weighted-average shares outstanding	36,790	36,790	35,351	35,351
Effect of dilutive securities	--	--	--	--

Total shares	36,790	36,790	35,351	35,351

Net loss per common share	$(0.93)	$(0.93)	$(0.89)	$(0.89)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 2.1 million and 3.1 million for the three months ended October 31, 2005 and 2004, respectively. For the three months ended October 31, 2005 and 2004, the shares were anti-dilutive due to the Company's net loss for the applicable periods.

4.  Long-Term Debt

Long-term debt as of October 31, 2005, July 31, 2005 and October 31, 2004 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (c)	2005	2005	2004

Credit Facility Revolver	2010	$--	$--	$20,000
Credit Facility Term Loan (a)	--	--	--	98,500
SSV Facility (b)	2011	17,785	9,429	19,623
Industrial Development Bonds	2007-2020	61,700	61,700	61,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financing	2007	382	--	--
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2006-2029	7,860	8,006	9,413

		530,302	521,710	651,811
Less: Current maturities (d)		6,128	2,004	3,299

		$524,174	$519,706	$648,512

(a)	In January 2005, the Company amended its senior credit facility and paid off the $100 million term loan ("Credit Facility Term Loan").

(b)

In September 2005, SSV entered into a new credit facility ("SSV Facility"), with US Bank National Association ("U.S. Bank") as lender, to refinance its existing credit facility and to provide additional financing for future acquisitions. The new facility provides for financing up to an aggregate $33 million, consisting of (i) an $18 million working capital revolver, (ii) a $10 million reducing revolver and (iii) a $5 million acquisition revolver. Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV. Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment. The SSV Facility matures September 2010. Borrowings bear interest annually at SSV's option of (i) LIBOR plus a margin (5.0% at October 31, 2005) or (ii) U.S. Bank's prime rate minus a margin (5.0% at October 31, 2005). Proceeds under the working capital revolver are for SSV's seasonal working capital needs. No principal payments are due until maturity, and principal may be drawn and repaid at any time. Proceeds under the reducing revolver were used to pay off SSV's existing credit facility. Principal under the reducing revolver may be drawn and repaid at any time. The reducing revolver commitments decrease by $312,500 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval. Principal under the acquisition revolver may be drawn and repaid at any time. The acquisition revolver commitments decrease by $156,250 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The SSV Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c)	Maturities are based on the Company's July 31 fiscal year end.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2005 are as follows (in thousands):

Fiscal 2006	$1,664
Fiscal 2007	5,997
Fiscal 2008	1,568
Fiscal 2009	16,453
Fiscal 2010	1,455
Thereafter	503,165

Total debt	$530,302

The Company incurred gross interest expense of $9.5 million and $10.6 million for the three months ended October 31, 2005 and 2004, respectively, of which $484,000 and $540,000 was amortization of deferred financing costs for the three months ended October 31, 2005 and 2004, respectively.

5.  Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	October 31,	July 31,	October 31,
	2005	2005	2004

Land and land improvements	$236,441	$236,424	$245,320
Buildings and building improvements	506,281	504,662	613,096
Machinery and equipment	396,705	398,342	375,706
Vehicles	24,867	24,449	22,747
Furniture and fixtures	101,743	97,780	121,447
Construction in progress	75,064	47,973	62,561

Gross property, plant and equipment	1,341,101	1,309,630	1,440,877
Accumulated depreciation	(483,141)	(466,583)	(452,476)

Property, plant and equipment, net	$857,960	$843,047	$988,401

The composition of accounts payable and accrued expenses follows:

	October 31,	July 31,	October 31,
	2005	2005	2004

Trade payables	$85,482	$67,368	$68,721
Deferred revenue	59,737	32,474	57,863
Deposits	31,779	21,609	31,531
Accrued salaries, wages and deferred compensation	15,488	26,571	12,342
Accrued benefits	17,864	19,379	18,816
Accrued interest	6,803	14,274	6,650
Liabilities to complete real estate projects, short term	9,597	5,188	10,097
Other accruals	20,051	22,506	21,925

Total accounts payable and accrued expenses	$246,801	$209,369	$227,945

6.  Variable Interest Entities

The Company has determined that it is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC ("Breckenridge Terrace", The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot"), which are Variable Interest Entities ("VIEs"), and has consolidated them in its consolidated condensed financial statements. As a group, as of October 31, 2005, the Employee Housing Entities had total assets of $44.3 million (primarily recorded in property, plant and equipment) and total liabilities of $64.8 million (primarily recorded in long-term debt). All of the assets of Tarnes serve as collateral for Tarnes' Tranche B obligations ($2.4 million as of October 31, 2005). The Company has issued under its credit facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II ("APII"), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters. APII had total assets of $4.0 million (primarily recorded in property, plant and equipment) and no debt as of October 31, 2005.

The Company has determined that it is the primary beneficiary of FFT Investment Partners ("FFT"), which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million (primarily recorded in real estate held for sale) and no debt as of October 31, 2005.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company has managed the day-to-day operations of four of the hotel properties since November 2001 and began managing three of the properties during the fourth quarter of fiscal 2005. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $143.9 million and total liabilities of approximately $97.4 million as of October 31, 2005. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.6 million and the net book value of the intangible asset associated with the management agreements in the amount of $5.1 million at October 31, 2005.

7.  Put and Call Options

The Company and GSSI, LLC ("GSSI") have the following put and call rights with respect to SSV, of which the Company currently holds a 61.7% ownership interest: a) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; b) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put period.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. For the three months ended October 31, 2005, the Company recorded a loss of $992,000 which represents the increase in the estimated fair value of the put option liability during the period. For the three months ended October 31, 2004, the Company recorded a gain of $213,000 representing a decrease in the estimated fair value of the put option liability during the period. As of October 31, 2005, the Company had a 54.5% interest in RTP. RTP's minority shareholder has the option to put a remaining 27.8% of its interest in RTP to the Company as of October 31, 2005.

8.  Related Party Transactions

Historically, the Company had paid a fee to Apollo Advisors for management services and expenses related thereto. In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A Common Stock into shares of Common Stock, this arrangement was terminated effective October 1, 2004. The Company recorded $83,000 of expense related to this fee in the three months ended October 31, 2004. See Note 11, Class A Common Stock Conversion, for more information regarding this matter.

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

As of October 31, 2005, the Company had outstanding a $500,000 long-term note receivable from Keystone/Intrawest, LLC ("KRED"), a real estate development venture in which the Company has an equity-method investment. This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties. KRED made no repayments under this note during the three months ended October 31, 2005 or October 31, 2004.

9.  Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's bank credit facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.7 million, $1.7 million and $1.9 million, primarily within "other long-term liabilities" in the accompanying consolidated condensed balance sheets, at October 31, 2005, July 31, 2005 and October 31, 2004, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through fiscal 2008.

Guarantees

As of October 31, 2005, the Company had various other letters of credit outstanding in the amount of $69.8 million, a portion of which are not issued against the Credit Facility, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $6.1 million related to workers' compensation for Heavenly and The Lodge at Rancho Mirage ("Rancho Mirage"), $9.6 million of construction performance guarantees and $2.3 million for workers' compensation and general liability deductibles related to the construction of Gore Creek Place and Arrabelle at Vail Square.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company's use of trustees, indemnities related to the Company's use of public lands and environmental indemnifications. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

As permitted under applicable law, the Company and certain of its subsidiaries indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. The Company has not recorded a liability associated with this indemnification as of October 31, 2005 because the Company has assessed the fair market value associated with potential payment obligations under the indemnification to be immaterial or because the indemnifications were entered into prior to January 1, 2003.

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. As of October 31, 2005, the Company has recorded a liability related to the airline guarantees of $1.2 million, which also represents the maximum amount the Company would be required to pay. Payments, if any, under these guarantees are expected to be made in fiscal 2006.

In conjunction with the Company's sale of its ownership interest in Bachelor Gulch Resort, LLC ("BG Resort") during fiscal 2005, the Company has guaranteed payment, if any, of certain contingencies of BG Resort upon settlement. As of October 31, 2005, the Company has recorded a liability related to these contingencies in the amount of $130,000. The maximum amount that the Company would be required to pay under this agreement is approximately $424,000.

Unless otherwise noted, the Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Condensed Financial Statements, either because the Company has recorded on its consolidated condensed balance sheet the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be de minimus based upon the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying consolidated condensed balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $11.1 million as of October 31, 2005, and anticipates completion of the majority of these commitments within the next two years.

The Company agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA"), Beaver Creek Resort Company ("BCRC") and Beaver Creek Property Owner Association. BGVA and BCRC collectively contributed $9 million to fund construction of the chairlifts. The Company completed the chairlifts and related infrastructure as required for the 2004/05 ski season. The estimated cost to the Company to complete the remaining lift and related infrastructure as of October 31, 2005 is $668,000.

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

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an employee housing entity in which the Company is a member and manager. As a result, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction and this work began in fiscal 2004. Breckenridge Terrace recorded a $7.0 million liability in fiscal 2004 for the estimated cost of remediation and reconstruction efforts. These costs were funded by a loan to Breckenridge Terrace from the Company member of the LLC. As of October 31, 2005, Breckenridge Terrace had a remaining liability of $869,000 for future remaining remediation and reconstruction costs. With the exception of one building which has been kept in its original design and construction for evidentiary purposes (see discussion below), the remaining 16 buildings became available for occupancy in the second quarter of fiscal 2005. The Company anticipates it will incur the remaining amount of remediation and reconstruction costs before the end of fiscal 2006.

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

10. Stock Compensation Plans

The Company has four stock-based compensation plans which have been approved by the Company's shareholders: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of Common Stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan are determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years. Under the 1996 Plan, the 1999 Plan and the 2002 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan, the 1999 Plan and the 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. All stock-based awards granted under these plans have a life of ten years. Most awards vest ratably over three years; however some have been granted with different vesting schedules. 1,500,000, 2,500,000, and 2,500,000 shares of Common Stock may be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan, the 1999 Plan and the 2002 Plan, respectively. To date, no options have been granted to non-employees (except those granted to non-employee members of the board of directors of the Company and of a consolidated subsidiary) under any of the four plans. At October 31, 2005, approximately 106,000, 153,000, 113,000 and 470,000 options were available under the 1993 Plan, 1996 Plan, 1999 Plan and 2002 Plan, respectively.

The fair value of each option award granted prior to August 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. With the adoption of SFAS 123R, the Company has decided that a lattice-based option valuation model will be used for grants subsequent to August 1, 2005 if sufficient historical data is available by type of option grant to estimate the fair value of options granted. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise options at different times over the contractual life of the option. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing options than a close-form Black-Scholes model.

The fair value of most option awards granted in the first quarter of fiscal 2006 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. The fair value of other option awards with cliff vesting was estimated on the date of grant using a Black-Scholes option-pricing model, due to the lack of historical employee exercise behavior, that applies assumptions within the ranges as noted in the table below. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant.

	Three Months Ended
	October 31,
	2005	2004

Expected volatility	38.9%	35.3%
Expected dividends	--%	--%
Expected term (in years)	5.8-7.0	5
Risk-free rate	4.0-4.6%	3.3%

The Company has estimated forfeiture rates that range from 6.5% to 9.1% in its calculation of stock-based compensation expense for the three months ended October 31, 2005. These estimates are based on historical forfeiture behavior by employees of the Company.

A summary of option activity under the stock-based compensation plans as of October 31, 2005, and changes during the three months then ended is presented below (in thousands, except exercise price and term amounts):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at August 1, 2005	3,880	$18.64
Granted	458	28.11
Exercised	(579)	20.60
Forfeited or expired	(111)	20.56

Outstanding at October 31, 2005	3,648	$19.46	6.6 years	$51,226

Exercisable at October 31, 2005	2,077	$19.02	5.0 years	$30,083

The weighted-average grant-date fair value of options granted during the three months ended October 31, 2005 and 2004 was $12.06 and $6.83, respectively. The total intrinsic value of options exercised during the three months ended October 31, 2005 and 2004 was $5.8 million and $320,000, respectively. The Company granted 164,000 restricted stock awards during the three months ended October 31, 2005 with a weighted-average grant-date fair value of $28.08. No restricted stock awards were granted during the three months ended October 31, 2004. No restricted stock awards vested during the three months ended October 31, 2005 and 2004.

A summary of the status of the Company's nonvested options as of October 31, 2005, and changes during the three months then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
Options	Shares	Fair Value

Outstanding at August 1, 2005	1,472	$6.17
Granted	458	12.06
Vested	(337)	6.72
Forfeited	(22)	5.62

Nonvested at October 31, 2005	1,571	$7.77

A summary of the status of the Company's nonvested restricted stock awards as of October 31, 2005, and changes during the three months then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Outstanding at August 1, 2005	31	$15.09
Granted	164	28.08
Vested	--	--
Forfeited	(1)	28.08

Nonvested at October 31, 2005	194	$26.03

As of October 31, 2005, there was $13.3 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the stock-based compensation plans, of which $5.1 million is expected to be recognized for the last three quarters of fiscal 2006 and $4.9 million, $3.1 million and $200,000 of expense is expected to be recognized for fiscal 2007, fiscal 2008 and 2009, respectively, assuming no future stock-based awards.

Cash received from option exercises under all share-based payment arrangements was $11.5 million and $763,000 for the three months ended October 31, 2005 and 2004, respectively. The actual tax benefit to be realized for the tax deductions from options exercised and restricted stock awards vested totaled $873,000 and $18,000 for the three months ended October 31, 2005 and 2004, respectively.

11.  Class A Common Stock Conversion

In September 2004, the Company and Apollo Ski Partners, L.P. ("Apollo") entered into a Conversion and Registration Rights Agreement (the "Agreement"). Pursuant to the Agreement, Apollo converted all of its Class A common stock into shares of the Company's Common Stock. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn), covering certain of the shares owned by the limited partners of Apollo. Before the conversion, Apollo owned 6.1 million Class A Common shares or 99.9% of the Company's Class A Common Stock.

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

12.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., RT Partners, Inc and RTP LLC ("RTP"), SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle at Vail Square, LLC, Gore Creek Place, LLC, Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated condensed financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated condensed financial information of Vail Resorts, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur Restaurant & Bar, LLC ("Larkspur") is presented separately as the Company owns less than 100% of this Guarantor Subsidiary. Financial information for RockResorts and JHL&S, LLC is no longer presented separately as the Company acquired the remaining minority interest in these Guarantor Subsidiaries during fiscal 2005, and reclassifications have been made to the financial information as of and for the three months ended October 31, 2004 to conform to the current period presentation. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of October 31, 2005 and October 31, 2004. Statement of operations and statement of cash flows data are presented for the three months ended October 31, 2005 and 2004.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Current assets:
Cash and cash equivalents	$--	$18,127	$77	$40,488	$--	$58,692
Restricted cash	--	14,865	--	2,535	--	17,400
Receivables, net	--	20,386	57	5,015	--	25,458
Inventories, net	--	8,458	147	41,966	--	50,571
Other current assets	12,140	23,714	8	6,396	--	42,258
Assets held for sale	--	26,857	--	--	--	26,857

Total current assets	12,140	112,407	289	96,400	--	221,236
Property, plant and equipment, net	--	790,406	515	67,039	--	857,960
Real estate held for sale and investment	--	127,484	--	67,213	--	194,697
Goodwill, net	--	135,507	--	--	--	135,507
Intangible assets, net	--	43,121	--	34,521	--	77,642
Other assets	5,889	16,674	--	10,199	--	32,762
Investments in subsidiaries and advances to
(from) parent	911,105	(390,002)	(399)	(60,806)	(459,898)	--

Total assets	$929,134	$835,597	$405	$214,566	$(459,898)	$1,519,804

Current liabilities:
Accounts payable and accrued expenses	$6,631	$181,890	$111	$58,169	$--	$246,801
Income taxes payable	12,191	--	--	--	--	12,191
Long-term debt due within one year	--	4,476	--	1,652	--	6,128

Total current liabilities	18,822	186,366	111	59,821	--	265,120
Long-term debt	390,000	57,777	--	76,397	--	524,174
Other long-term liabilities	369	98,767	--	34,004	--	133,140
Deferred income taxes	--	49,412	--	329	--	49,741
Put option liabilities	--	1,026	--	--	--	1,026
Minority interest in net assets of consolidated
subsidiaries	--	--	100	26,559	--	26,659
Total stockholders' equity	519,943	442,249	194	17,456	(459,898)	519,944

Total liabilities and stockholders' equity	$929,134	$835,597	$405	$214,566	$(459,898)	$1,519,804

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Current assets:
Cash and cash equivalents	$--	$92,879	$105	$43,596	$--	$136,580
Restricted cash	--	7,390	--	10,863	--	18,253
Receivables, net	--	27,867	103	5,166	--	33,136
Inventories, net	--	8,491	157	27,430	--	36,078
Other current assets	11,418	15,109	40	5,535	--	32,102
Assets held for sale	--	26,735	--	--	--	26,735

Total current assets	11,418	178,471	405	92,590	--	282,884
Property, plant and equipment, net	--	776,425	530	66,092	--	843,047
Real estate held for sale and investment	--	106,777	--	48,097	--	154,874
Goodwill, net	--	118,475	--	17,032	--	135,507
Intangible assets, net	--	60,482	--	16,492	--	76,974
Other assets	6,067	16,320	--	10,248	--	32,635
Investments in subsidiaries and advances
to (from) parent	942,888	(424,752)	(202)	(58,036)	(459,898)	--

Total assets	$960,373	$832,198	$733	$192,515	$(459,898)	$1,525,921

Current liabilities:
Accounts payable and accrued expenses	$16,600	$161,452	$273	$31,044	$--	$209,369
Income taxes payable	12,979	--	--	--	--	12,979
Long-term debt due within one year	--	467	--	1,537	--	2,004

Total current liabilities	29,579	161,919	273	32,581	--	224,352
Long-term debt	390,000	61,789	--	67,917	--	519,706
Other long-term liabilities	267	102,226	--	37,928	--	140,421
Deferred income taxes	--	70,819	--	390	--	71,209
Put option liabilities	--	34	--	--	--	34
Minority interest in net assets of consolidated subsidiaries	--	--	100	29,570	--	29,670
Total stockholders' equity	540,527	435,411	360	24,129	(459,898)	540,529

Total liabilities and stockholders' equity	$960,373	$832,198	$733	$192,515	$(459,898)	$1,525,921

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2004
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Current assets:
Cash and cash equivalents	$--	$30,629	$258	$731	$--	$31,618
Restricted cash	--	16,129	--	--	--	16,129
Receivables, net	5,040	19,481	67	5,325	--	29,913
Inventories, net	--	7,410	162	32,977	--	40,549
Other current assets	10,394	21,675	1	1,933	--	34,003

Total current assets	15,434	95,324	488	40,966	--	152,212
Property, plant and equipment, net	--	921,722	546	66,133	--	988,401
Real estate held for sale and investment	--	122,475	--	10,251	--	132,726
Goodwill, net	--	128,342	--	16,748	--	145,090
Intangible assets, net	--	66,984	--	17,365	--	84,349
Other assets	6,588	20,681	--	10,377	--	37,646
Investments in subsidiaries and advances to
(from) parent	834,005	(4,581)	(348)	13,479	(842,555)	--

Total assets	$856,027	$1,350,947	$686	$175,319	$(842,555)	$1,540,424

Current liabilities:
Accounts payable and accrued expenses	$5,152	$187,239	$288	$35,266	$--	$227,945
Long-term debt due within one year	--	1,602	--	1,697	--	3,299

Total current liabilities	5,152	188,841	288	36,963	--	231,244
Long-term debt	390,000	180,070	--	78,442	--	648,512
Other long-term liabilities	313	101,419	--	1	--	101,733
Deferred income taxes	--	59,441	--	548	--	59,989
Put option liabilities	--	3,321	--	--	--	3,321
Minority interest in net assets of consolidated
subsidiaries	--	12,666	100	22,297	--	35,063
Total stockholders' equity	460,562	805,189	298	37,068	(842,555)	460,562

Total liabilities and stockholders' equity	$856,027	$1,350,947	$686	$175,319	$(842,555)	$1,540,424

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$--	$60,797	$326	$26,304	$(2,007)	$85,420
Total operating expense	3,768	100,706	588	32,245	(2,007)	135,300

Loss from operations	(3,768)	(39,909)	(262)	(5,941)	--	(49,880)
Equity investment income, net	--	919	--	--	--	919
Loss on put options, net	--	(992)	--	--	--	(992)
Other expense	(6,760)	(849)	(4)	(636)	--	(8,249)
Minority interest in income of consolidated subsidiaries, net	--	--	--	1,926	--	1,926

Loss before income taxes	(10,528)	(40,831)	(266)	(4,651)	--	(56,276)
Benefit for income taxes	4,106	17,795	--	46	--	21,947

Net loss before equity in income (loss) of consolidated subsidiaries	(6,422)	(23,036)	(266)	(4,605)	--	(34,329)
Equity in income (loss) of consolidated subsidiaries	(27,906)	--	--	--	27,906	--

Net (loss) income	$(34,328)	$(23,036)	$(266)	$(4,605)	$27,906	$(34,329)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2004
(in thousands of dollars)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$--	$78,357	$347	$21,648	$(2,469)	$97,883
Total operating expense	1,490	114,042	518	25,923	(2,469)	139,504

Loss from operations	(1,490)	(35,685)	(171)	(4,275)	--	(41,621)
Equity investment loss, net	--	(1,159)	--	--	--	(1,159)
Gain on put options, net	--	213	--	--	--	213
Other expense	(6,845)	(2,939)	(2)	(695)	--	(10,481)
Minority interest in income of consolidated subsidiaries, net	--	--	--	1,900	--	1,900

Loss before income taxes	(8,335)	(39,570)	(173)	(3,070)	--	(51,148)
(Provision) benefit for income taxes	(16,456)	36,121	--	27	--	19,692

Net loss before equity in income (loss) of consolidated subsidiaries	(24,791)	(3,449)	(173)	(3,043)	--	(31,456)
Equity in income (loss) of consolidated subsidiaries	(6,665)	--	--	--	6,665	--

Net (loss) income	$(31,456)	$(3,449)	$(173)	$(3,043)	$6,665	$(31,456)

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2005
(in thousands of dollars)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$(16,180)	$(11,192)	$(300)	$4,590	$(23,082)
Cash flows from investing activities:
Capital expenditures	--	(30,642)	(24)	(1,782)	(32,448)
Investments in real estate	--	(18,996)	--	(19,116)	(38,112)
Other investing activities, net	--	41	--	(3,994)	(3,953)

Net cash used in investing activities	--	(49,597)	(24)	(24,892)	(74,513)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	10,293	--	8,594	18,887
Payments on long-term debt	--	(10,303)	--	--	(10,303)
Proceeds from exercise of stock options	11,502	--	--	--	11,502
Other financing activities, net	873	(364)	--	(888)	(379)
Advances to (from) affiliates	3,805	(13,589)	296	9,488	--

Net cash provided by (used in ) financing activities	16,180	(13,963)	296	17,194	19,707

Net decrease in cash and cash equivalents	--	(74,752)	(28)	(3,108)	(77,888)
Cash and cash equivalents:
Beginning of period	--	92,879	105	43,596	136,580

End of period	$--	$18,127	$77	$40,488	$58,692

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2004
(in thousands of dollars)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$(19,303)	$26,685	$(45)	$(10,339)	$(3,002)
Cash flows from investing activities:	--
Capital expenditures	--	(27,698)	2	(1,530)	(29,226)
Investments in real estate	--	(11,404)	--	--	(11,404)
Other investing activities, net	--	2,440	--	--	2,440

Net cash (used in) provided by investing activities	--	(36,662)	2	(1,530)	(38,190)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	23,000	75	--	6,485	29,560
Payments on long-term debt	(3,250)	(162)	--	(286)	(3,698)
Proceeds from exercise of stock options	763	--	--	--	763
Other financing activities, net	--	(49)	--	(94)	(143)
Advances to (from) affiliates	(1,210)	(333)	130	1,413	--

Net cash provided by (used in) financing activities	19,303	(469)	130	7,518	26,482

Net (decrease) increase in cash and cash equivalents	--	(10,446)	87	(4,351)	(14,710)
Cash and cash equivalents:
Beginning of period	--	41,075	171	5,082	46,328

End of period	$--	$30,629	$258	$731	$31,618

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2005 ("Form 10-K") and the Consolidated Condensed Financial Statements as of October 31, 2005 and 2004 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

The following Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenues less segment specific operating expenses plus gain on transfer of property, as applicable, plus segment equity income) and Reported EBITDA excluding stock-based compensation, in the following discussion because management considers these measurements to be a significant indication of the Company's financial performance. The Company evaluates performance and allocates resources to its segments based on Reported EBITDA and Reported EBITDA excluding stock-based compensation. In addition, because of the significance of long-lived assets to the operations of the Company and the level of the Company's indebtedness, the Company believes that Reported EBITDA and Reported EBITDA excluding stock-based compensation are useful in measuring the Company's ability to fund capital expenditures and service debt. The Company primarily uses Reported EBITDA excluding stock-based compensation targets in determining management bonuses. Additionally, the Company believes that Reported EBITDA excluding stock-based compensation is an important measurement for comparability purposes as prior periods do not reflect the impact of the adoption of SFAS 123R. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA and Reported EBITDA excluding stock-based compensation to net income (loss).

Reported EBITDA and Reported EBITDA excluding stock-based compensation are not measures of financial performance under accounting principles generally accepted in the United States of America. Items excluded from Reported EBITDA and Reported EBITDA excluding stock-based compensation are significant components in understanding and assessing financial performance. Reported EBITDA and Reported EBITDA excluding stock-based compensation should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated condensed financial statements as indicators of financial performance or liquidity. Because Reported EBITDA and Reported EBITDA excluding stock-based compensation are not measurements determined in accordance with accounting principles generally accepted in the United States of America and are thus susceptible to varying calculations, Reported EBITDA and Reported EBITDA excluding stock-based compensation as presented may not be comparable to other similarly titled measures of other companies.

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. The Mountain segment is comprised of the operation of five ski resort properties and related amenities, primarily including ski school, dining, and retail/rental operations. Operations for the three months ending October 31, 2005 within the Lodging segment include 1) ownership/management of a group of ten luxury hotels through the RockResorts brand, including four proximate to the Company's ski resorts, 2) the operations of GTLC, 3) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts and 4) golf course operations. The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's first fiscal quarter is a seasonally low period as the Company's ski operations are generally not open for business until November, which falls in the Company's second fiscal quarter. Additionally, many of the Company's lodging properties experience similar seasonal trends. As a result, the Company generally incurs significant losses in the Resort (Mountain and Lodging segments combined) segment during the first fiscal quarter.

Revenues of the Mountain segment during the first fiscal quarter are primarily generated from summer visitation at the Company's five mountain resorts and SSV's retail operations.

Revenues of the Lodging segment during the Company's first fiscal quarter are generated primarily by the operations of GTLC, as GTLC's peak operating season occurs during the summer months, golf operations, and seasonally low operations from the Company's owned and managed properties. In addition, the Company's lodging properties benefit from increased corporate group business in early fall. Performance of the Lodging properties at or around the Company's ski resorts are closely aligned with the performance of the Mountain segment. Revenues from hotel management operations under the RockResorts brand not located around the Company's ski resorts are generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and are therefore subject to the seasonality of those hotels and trends within the overall travel industry.

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

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company's July 31, 2005 Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

●

The timing and amount of snowfall has a direct impact on skier visits, particularly with respect to in-state skiers. To mitigate this impact, the Company focuses efforts on sales of season passes. Season pass deferred revenue, which will be recognized during the ski season, was $41.1 million and $38.7 million as of October 31, 2005 and 2004, respectively.

●

The Company is raising prices on most lift ticket products for fiscal 2006 and continues to charge some of the highest prices in the industry. While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.

●

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

●

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

●

Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could negatively impact the results of operations of the Lodging segment. The Company continues to pursue additional management contracts, and obtained the Lodge & Spa at Cordillera management contract in May 2005 and subsequent to quarter end obtained the Austria Haus Hotel (located in Vail Village) management agreement.

●

GTLC operates three lodging properties and a variety of food and beverage, retail, camping and other services within Grand Teton National Park under a concession contract with the NPS that expired on December 31, 2002. GTLC received three (3) one-year extensions of this contract through December 31, 2005. On October 20, 2005, GTLC submitted its bid to continue as concessionaire for another 15 years in accordance with the National Park Omnibus Management Act of 1998. The Park Service's bid solicitation indicated a new concession contract would be awarded by January 1, 2006. On October 19, 2005 the Park Service authorized GTLC to continue concession operations through the 2006 summer season, irrespective of whether GTLC is the successful bidder. In the event GTLC is the successful bidder, the 2006 summer season operations will be conducted under a new concession contract. The Company cannot predict or guarantee the prospects for success in award of a new contract. If the Company is not awarded the new contract, the Company's Lodging Reported EBITDA after the 2006 summer concession operating season will be significantly impacted due to the loss of the historically positive Reported EBITDA generated by GTLC, although the Company would receive proceeds for the value of its possessory interest plus any personal property and inventory, which value has been agreed to by the Park Service in an amendment to the existing contract and must be paid by any new concessioner.

●

Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate units could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in fiscal 2007 to 2009. However, future Real Estate Reported EBITDA could be adversely affected by a slow-down in market demand to the extent that it has not pre-sold its real estate held for sale or could be impacted by further increases in construction costs.

●

The Company is currently noting limited impacts from the 2005 hurricane season. However, as fuel costs have fluctuated significantly and continue to be at historically high levels, the Company is currently unable to determine what impact, if any, the effects of the fuel costs will have on the Company.

●

Remediation of the mold problem at Breckenridge Terrace has been substantially completed and a vast majority of the facility was re-opened in November 2004. The Company's estimated remaining costs are based on currently available data and do not reflect any potential reimbursement from other parties. In September 2005, Breckenridge Terrace agreed to settle its claims against certain responsible parties for $800,000. Such settlement will not be recorded in the consolidated condensed financial statements until it is received (see Note 9, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this issue).

●

The Company adopted SFAS 123R in its first quarter of fiscal 2006. As a result, the Company recorded non-cash stock compensation expense of $1.7 million in the first quarter of fiscal 2006, of which $1.4 million was related to the expensing of stock options under SFAS 123R and $386,000 was related to restricted stock awards. In September 2005, the Company's Compensation Committee altered its compensation philosophy by making restricted share awards a more significant portion of total incentive compensation and reducing the size of stock option grants.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's Annual Report on Form 10-K for the year ended July 31, 2005.

RESULTS OF OPERATIONS

Summary

Due to the seasonality of the Company's operations, the Company normally incurs net losses during the first fiscal quarter. The Company recorded a net loss of $34.3 million for the three months ended October 31, 2005 as compared to a net loss of $31.5 million for the three months ended October 31, 2004. The $2.8 million increase in the Company's net loss is primarily attributable to the $9.6 million decrease in Real Estate Reported EBITDA and the $1.7 million increase of stock-based compensation expense recorded pursuant to the adoption of SFAS 123R, partially offset by a $3.3 million improvement in the Lodging Reported EBITDA in the three months ended October 31, 2005 as compared to the same period last year. In addition, depreciation and amortization expense decreased $2.2 million and interest expense decreased $1.1 million in the first quarter of fiscal 2006 as compared to the first fiscal period of fiscal 2005.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. As a result, the Company recorded total stock-based compensation expense of $1.7 million in the three months ended October 31, 2005 (see Note 2, Summary of Significant Accounting Policies and Note 10, Stock Compensation Plans, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this issue).

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three months ended October 31, 2005 versus the three months ended October 31, 2004.

Mountain Segment

Mountain segment operating results for the three months ended October 31, 2005 and 2004 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2005	2004	(Decrease)

Lift tickets	$--	$--	--%
Ski school	--	--	--%
Dining	3,506	3,986	(12.0)%
Retail/rental	21,705	17,199	26.2%
Other	15,066	13,308	13.2%

Total Mountain net operating revenue	40,277	34,493	16.8%
Total Mountain operating expense	72,291	63,961	13.0%
Mountain equity investment income, net	850	794	7.1%

Total Mountain Reported EBITDA	$(31,164)	$(28,674)	(8.7)%

Total Mountain Reported EBITDA excluding stock-based compensation	$(30,209)	$(28,621)	(5.5)%

Total Mountain Reported EBITDA includes $955,000 and $53,000 of stock-based compensation expense for the three months ended October 31, 2005 and 2004, respectively.

Certain reclassifications have been made to the Mountain segment operating results for the three months ended October 31, 2004 to conform to current period presentation.

The Company's first fiscal quarter historically results in negative Mountain Reported EBITDA, as the Company's ski resorts generally do not open for ski operations until mid-November, in the Company's second fiscal quarter. The first fiscal quarter consists primarily of fixed expenses plus summer business and SSV operations. SSV's revenue and expenses increased $4.5 million and $5.9 million, respectively, versus the same period in the prior year primarily due to the acquisition of six retail locations in the San Francisco Bay Area. Total Mountain net operating revenue, excluding SSV, increased $1.3 million, or 7.4%, due primarily to increased summer visitation of approximately 10% as well as higher technology revenues. Total Mountain operating expense, excluding SSV and stock-based compensation expense, increased $1.5 million, or 3.4%, commensurate with the increased revenues.

Lodging Segment

Lodging segment operating results for the three months ended October 31, 2005 and 2004 are presented by category as follows (in thousands except ADR):

	Three Months Ended		Percentage
	October 31,		Increase
	2005	2004	(Decrease)

Total Lodging net operating revenue	$41,750	$46,275	(9.8)%
Total Lodging operating expense	37,641	43,548	(13.6)%
Lodging equity investment loss, net	--	(1,918)	100.0%

Total Lodging Reported EBITDA	$4,109	$809	407.9%

Total Lodging Reported EBITDA
excluding stock-based compensation	$4,515	$827	445.9%

Average Daily Rate ("ADR")	$158.50	$148.05	7.1%

Total Lodging Reported EBITDA includes $406,000 and $18,000 of stock-based compensation expense for the three months ended October 31, 2005 and 2004, respectively.

In fiscal 2005, the Company sold its minority interest in BG Resort and the assets constituting the Vail Marriott and Rancho Mirage. For the three months ended October 31, 2004 Lodging reported EBITDA includes revenue of $7.0 million, operating expense of $7.9 million and equity investment loss of $1.9 million related to these entities. Commencing with the sale of the Vail Marriott and Rancho Mirage, the Company is earning base management fees of approximately 3% of the hotels' revenue. Lodging Reporting EBITDA includes incremental management fee revenue of $229,000 for the Vail Marriott and Rancho Mirage for the three months ended October 31, 2005.

Excluding the impact of the sale of the above mentioned hotel properties, revenue increased $2.3 million, or 5.8%, due to increases in ADR of 3.8% and occupancy rates of 3.7%, primarily driven by increases of group business particularly in the Keystone markets. The increased group business is a result of the overall improvement in the lodging industry and the Company's ability to capture and maximize on the improved group business market. Excluding the impact of the sale of the above mentioned hotel properties and stock based compensation expense, expenses increased $1.7 million, or 4.6%, due to increased variable costs associated with occupancy and increased labor and benefits costs. Lodging Reported EBITDA in the first quarter of fiscal 2006 was also higher due to the elimination of the equity investment loss as a result of the of sale of BG Resort in December 2004.

Real Estate Segment

Real Estate segment operating results for the three months ended October 31, 2005 and 2004 are presented by major project categories as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2005	2004	(Decrease)

Single family land sales	$994	$16,839	(94.1)%
Multi-family land sales	2,287	189	1,110.1%
Residential and commercial condominiums	--	35	(100.0)%
Other	112	52	115.4%

Total Real Estate net operating revenue	3,393	17,115	(80.2)%
Total Real Estate operating expense	6,069	10,061	(39.7)%
Real Estate equity investment income (loss), net	69	(35)	297.1%

Total Real Estate Reported EBITDA	$(2,607)	$7,019	(137.1)%

Total Real Estate Reported EBITDA excluding stock-based compensation expense	$(2,226)	$7,039	(131.6)%

Real Estate Reported EBITDA includes $381,000 and $20,000 of stock-based compensation expense for the three months ended October 31, 2005 and 2004, respectively.

The Company's Real Estate operating revenues are primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment operating revenues and operating expenses, and, to a lesser degree, Real Estate Reported EBITDA.

The Company is currently in the development stage for several major real estate projects, including The Arrabelle at Vail Square, Gore Creek Place Townhomes, the Jackson Hole Golf & Tennis residential development and the second phase of the Mountain Thunder condominiums in Breckenridge, among other projects. Accordingly, there were minimal closings on real estate sales in the Company's first quarter of fiscal 2006; revenues for the quarter were primarily generated by recognition of revenue under the percentage of completion method for real estate sales that closed in prior periods. Operating expense for the quarter included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits (including stock-based compensation expense) and professional services fees. Based on current estimates for timing of closings and completion of development projects, the Company does not expect to generate significant Real Estate Reported EBITDA until the fourth quarter of fiscal 2006, primarily as a result of anticipated closings on Gore Creek Place Townhomes (all of which are currently under contract). Real Estate segment operating revenue and Report EBITDA in the first quarter of fiscal 2005 were driven primarily by the sale of four single-family homesites in LionsHead and percentage of completion recognition on Jackson Hole Golf & Tennis lot sales.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the quarter has decreased primarily as a result of the sale of the assets constituting the Vail Marriott and Rancho Mirage, and the classification of the assets constituting Snake Rive Lodge & Spa ("SRL&S") as held for sale. The average annualized depreciation rate for the three months ended October 31, 2005 and 2004 was 7.2%.

Interest expense. The Company's primary sources of interest expense are the Credit Facility, the Industrial Development Bonds and the Senior Subordinated Notes. The decrease in interest expense for the three months ended October 31, 2005 versus the same period in the prior year is due to the January 2005 Credit Facility refinancing which, among other things, resulted in the extinguishment of the Credit Facility Term Loan and improved pricing for interest rate and commitment fee margins. In addition, the Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) improved, which determines margin levels for pricing on interest rates and commitment fees under the Credit Facility, and average borrowings under the Credit Facility Revolver were zero for the three months ended October 31, 2005 versus $4.0 million for the three months ended October 31, 2004..

Gain/loss on put option. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The net loss in the three months ended October 31, 2005 was related to the increase in the estimated fair market value of the liability associated with the RTP put option. The net gain for the three months ended October 31, 2004 was primarily due to a decrease in the estimated fair market value of the liability associated with the RTP put option. See Note 7, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company's put options.

Income taxes. The effective tax rate for the three months ended October 31, 2005 was 39.0% compared to 38.5% for the same period last year. The interim period effective tax rate for the current and prior year is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

Reconciliation of non-GAAP measures

The following table reconciles from segment Reported EBITDA and Reported EBITDA excluding stock-based compensation to net loss (in thousands):

	Three Months Ended
	October 31,
	2005	2004

Mountain Reported EBITDA excluding stock-based compensation	$(30,209)	$(28,621)
Mountain segment stock-based compensation	(955)	(53)

Mountain Reported EBITDA	(31,164)	(28,674)
Lodging Reported EBITDA excluding stock-based compensation	4,515	827
Lodging segment stock-based compensation	(406)	(18)

Lodging Reported EBITDA	4,109	809
Real Estate Reported EBITDA excluding stock-based compensation	(2,226)	7,039
Real Estate segment stock-based compensation	(381)	(20)

Real Estate Reported EBITDA	(2,607)	7,019

Total Reported EBITDA	(29,662)	(20,846)
Depreciation and amortization expense	(18,923)	(21,076)
Asset impairment charge	(136)	--
Loss on disposal of fixed assets	(240)	(858)
Investment income, net	1,188	128
Interest expense	(9,437)	(10,576)
(Loss) gain on put options, net	(992)	213
Other income (expenses), net	--	(33)
Minority interest in income of consolidated subsidiaries, net	1,926	1,900

Loss before benefit for income taxes	(56,276)	(51,148)
Benefit for income taxes	21,947	19,692

Net loss	$(34,329)	$(31,456)

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company's first fiscal quarter is seasonally low for cash on hand as the Company's ski resorts generally do not open for ski operations until mid-November and the Company is incurring fixed costs in the first quarter as well as incurring capital expenditures. The Company used $77.9 million and $14.7 million of cash in the three months ended October 31, 2005 and 2004, respectively. The $20.1 million increase in cash used in operating activities was primarily attributable to 1) a $14.2 million decrease in Real Estate Reported EBITDA adjusted for non-cash costs of real estate sold and 2) the prior year collection of $5.2 million notes receivable. Additionally, the Company had increases in cash used in investing activities of $36.3 million which was primarily related to higher real estate investments of $26.7 million.

The Company anticipates that, in the near-term, it will have excess cash. The Company is currently evaluating how best to utilize its excess cash reserve. The Credit Agreement and the Indenture contain restrictions that limit the Company's ability to make investments or distributions (including the payment of dividends). In addition, the Indenture restricts how the funds from sales of businesses can be used, generally requiring the net proceeds from such transactions to be invested in capital improvements or used to tender a portion of the 6.75% Notes outstanding. The Company will not be obligated to tender a portion of the 6.75% Notes outstanding with the proceeds on asset sales to date as a result of the reinvestment of such proceeds for capital expenditures.

In addition to continued utilization of operating cash flows (including sales of real estate, which will increase significantly starting in May 2006 with the expected closings of Gore Creek Place townhomes) and borrowings, if necessary, under the Credit Facility, the Company expects that its liquidity needs over the next few years will also be met through borrowings under Non-Recourse Real Estate Financing, and the expected sale of the assets constituting SRL&S. The Company cannot predict whether cash generated from stock option exercises will continue at the level generated in the first quarter of fiscal 2006 ($11.5 million); however, as of October 31, 2005, there were 2.1 million exercisable options outstanding with a weighted-average exercise price of $19.02 per share. In September 2005, the Company's Compensation Committee altered its compensation philosophy by making restricted share awards a more significant portion of total incentive compensation and reducing the size of stock option grants. This change in compensation strategy could have a long-term impact on cash generated from stock options, with an offset of less shares issued upon exercise.

Significant Uses of Cash

The Company's cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects. In addition, the Company expects that beginning with the 2006 fiscal year, it will incur significant cash income tax expense (generally expected to equal its statutory income tax rate). The consolidated condensed statement of cash flows included in the accompanying financial statements provides information with respect to the Company's historical sources and uses of cash.

The Company has significant cash commitments in the near term. These commitments are primarily related to the completion of certain real estate development projects, most notably the construction of the Gore Creek Place townhomes for an estimated $23.4 million, the Arrabelle project for an estimated $82.8 million, the JHG&TC cabins and clubhouse for an estimated $10.5 million, and $4.3 million in other commitments related to the Company's development activities in LionsHead, all of which represent obligations in the next 12 months. In addition to these projects, the Company expects to spend an estimated $12 million in the remainder of calendar 2005 on capital expenditures related to other real estate development projects. The remaining calendar 2005 real estate capital expenditures include an estimated $8 million of costs for assets which will ultimately be capitalized as fixed assets. The Company expects real estate capital expenditures will be higher than historical levels for the next few years as the Company continues development associated with Vail's New Dawn. As noted above, the Company obtained non-recourse financing to fund construction of the Gore Creek Place project; the Company expects to utilize similar financing arrangements for certain other development projects, including Arrabelle. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its Resort operations, and expects to continue to invest significant cash in the future. The Company believes that annual capital expenditures of approximately $30 million to $40 million are necessary to sustain the appearance and level of service appropriate to the Company's Resort operations. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. An estimated $20 million is expected to be spent during the remainder of calendar 2005 under the Company's capital plan. The Company has not finalized its capital plan for calendar 2006. The Company plans to utilize cash flow from operations, cash on hand and, as necessary, borrowings under long-term debt to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($503.2 million of the total $530.3 million debt outstanding as of October 31, 2005) are not due until fiscal 2011 and beyond.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $70.7 million of variable-rate debt outstanding as of October 31, 2005. A 100-basis point change in LIBOR would cause the Company's annual interest expense to change by approximately $710,000. The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

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

The Company was in compliance with all relevant covenants in its debt instruments as of October 31, 2005. The Company expects it will meet all applicable quarterly financial tests in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2006. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Capital Structure

In September 2004, the Company and Ski Partners, L.P. ("Apollo") entered into a Conversion and Registration Rights Agreement (the "Agreement"), pursuant to which Apollo converted all of its Class A common stock into the Company's common shares. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn) covering certain of the shares to be owned by the limited partners of Apollo. As a result of this agreement, the Company now has only one class of directors. Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment", which replaces SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

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

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under that method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on August 1, 2005, the Company's loss before income taxes and net loss for the three months ended October 31, 2005 increased $1.7 million and $1.0 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue more restricted stock to replace the granting of stock options to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R was a basic and diluted loss per share of $0.03 for the three months ended October 31, 2005. See Notes 2, Summary of Significant Accounting Policies, and 10, Stock Compensation Plans, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the implementation of SFAS 123R.

CAUTIONARY STATEMENT

Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:

●	economic downturns;
●	terrorist acts upon the United States;
●	threat of or actual war;
●	our ability to obtain financing on terms acceptable to us to finance our capital expenditure and growth strategy;
●	our ability to develop our resort and real estate operations;
●	competition in our Mountain and Lodging businesses;
●	failure to commence or complete the planned real estate development projects;
●	failure to achieve the anticipated short and long-term financial benefits from the planned real estate development projects;
●	implications arising from new FASB/governmental legislation, rulings or interpretations;
●	termination of existing hotel management contracts;
●	our reliance on government permits or approvals for our use of federal land or to make operational improvements;
●	our ability to integrate and successfully operate future acquisitions;
●	expenses or adverse consequences of current or future legal claims;
●	shortages or rising costs in construction materials;
●	adverse changes in the real estate market; and
●	unfavorable weather conditions.

Readers are also referred to the uncertainties and risks identified in the Company's Annual Report on Form 10-K for the year ended July 31, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2005, the Company had $70.7 million of variable rate indebtedness, representing 13.3% of total debt outstanding, at an average interest rate during the three months ended October 31, 2005 of 4.2%, including commitment fees on the Credit Facility Revolver. Based on the variable-rate borrowings outstanding as of October 31, 2005, a 100 basis-point change in LIBOR would have caused the Company's monthly interest expense to change by approximately $59,000.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.2	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
10.3(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(b)	Amendment No. 2 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(c)	Amendment No. 3 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.3(d)	Amendment No. 4 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.3(e)	Amendment No. 5 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.4(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.4(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.4(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.5(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.5(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.5(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.6(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.6(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
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

10.12*

Employment Agreement and Addendum of Roger McCarthy as Senior Vice President and Chief Operating Officer -- Breckenridge Ski Resort dated July 17, 2000. (Incorporated by reference to Exhibit 10.10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

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

10.21

Purchase and Sale Agreement by and between VA Rancho Mirage Resort L.P., Rancho Mirage Concessions, Inc. and GENLB-Rancho, LLC, dated July 1, 2005. (Incorporated by reference to Exhibit 10.21 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)

10.22(a)

Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated July 19, 2005. (Incorporated by reference to Exhibit 10.22(a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)

10.22(b)

Completion Guaranty Agreement by and between The Vail Corporation and U.S. Bank National Association dated July 19, 2005. (Incorporated by reference to Exhibit 10.22 (b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)

10.23

Amended and Restated Revolving Credit and Security Agreement between SSI Venture, LLC and U.S. Bank National Association dated September 23, 2005 (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. dated September 29, 2005.)

10.24(a)*

Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated May 10, 1999. (Incorporated by reference to Exhibit 10.24 (a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)

10.24(b)*

First Amendment to Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated April 8, 2004. (Incorporated by reference to Exhibit 10.24 (b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)

31	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	19
32	Certifications of Adam M. Aron and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	21
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 7, 2005.

.	Vail Resorts, Inc

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Vice President and
Chief Financial Officer

Dated:	December 7, 2005