Form 10-Q
period 2006-01-31
VAIL RESORTS INC
filed 2006-03-13
CIK 812011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

As of March 6, 2006, 37,983,854 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2006, July 31, 2005 and January 31, 2005		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2006 and 2005		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2006 and 2005		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2006 and 2005		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2006	2005	2005
	(unaudited)		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$175,541	$136,580	$19,117
Restricted cash	23,715	18,253	19,007
Receivables, net	39,712	33,136	51,917
Inventories, net	43,977	36,078	37,364
Other current assets	43,909	32,102	34,816
Assets held for sale	--	26,735	--

Total current assets	326,854	282,884	162,221
Property, plant and equipment, net (Note 5)	858,200	843,047	991,687
Real estate held for sale and investment	221,048	154,874	135,297
Goodwill, net	135,811	135,507	145,090
Intangible assets, net	77,541	76,974	83,620
Other assets	33,226	32,635	33,894

Total assets	$1,652,680	$1,525,921	$1,551,809

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$295,092	$209,369	$289,153
Income taxes payable	6,324	12,979	--
Long-term debt due within one year (Note 4)	5,673	2,004	2,222

Total current liabilities	307,089	224,352	291,375
Long-term debt (Note 4)	517,638	519,706	546,421
Other long-term liabilities	132,933	140,421	102,381
Deferred income taxes	77,037	71,209	79,914
Commitments and contingencies (Note 10)	--	--	--
Put option liabilities (Note 8)	--	34	--
Minority interest in net assets of consolidated subsidiaries	31,345	29,670	36,100
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero
shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000, 100,000,000 and
80,000,000 shares authorized respectively, 37,965,853 (unaudited),
36,596,193 and 35,560,911 (unaudited) shares issued and outstanding as of January 31, 2006, July 31, 2005, and January 31, 2005,
respectively (Note 12)	380	366	355
Additional paid-in capital	479,611	442,527	420,151
Deferred compensation	--	(329)	(500)
Retained earnings	106,647	97,965	75,612

Total stockholders' equity	586,638	540,529	495,618

Total liabilities and stockholders' equity	$1,652,680	$1,525,921	$1,551,809

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2006	2005

Net revenue:
Mountain	$246,228	$214,166
Lodging	32,079	42,589
Real estate	9,709	7,873

Total net revenue	288,016	264,628
Segment operating expense:
Mountain	150,666	132,849
Lodging	32,894	40,570
Real estate	6,383	6,714

Total segment operating expense	189,943	180,133
Other operating (expense) income:
Depreciation and amortization	(21,431)	(23,273)
Mold remediation credit (Note 10)	852	--
Loss on disposal of fixed assets, net	(486)	(623)

Income from operations	77,008	60,599
Mountain equity investment income, net	1,455	771
Lodging equity investment loss, net	--	(761)
Real estate equity investment income (loss), net	31	(24)
Investment income, net	1,046	1,174
Interest expense	(9,502)	(10,809)
Loss on extinguishment of debt	--	(612)
Gain on sale of businesses, net (Note 7)	4,625	5,693
Gain on put options, net	1,026	975
Other income, net	51	84
Minority interest in income of consolidated subsidiaries, net	(5,231)	(4,665)

Income before provision for income taxes	70,509	52,425
Provision for income taxes	(27,498)	(20,184)

Net income	$43,011	$32,241

Per share amounts (Note 3):

Basic net income per share	$1.15	$0.91

Diluted net income per share	$1.12	$0.89

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2006	2005

Net revenue:
Mountain	$286,505	$248,659
Lodging	73,829	88,864
Real estate	13,102	24,989

Total net revenue	373,436	362,512
Segment operating expense:
Mountain	222,957	196,811
Lodging	70,535	84,119
Real estate	12,452	16,775

Total segment operating expense	305,944	297,705
Other operating (expense) income:
Depreciation and amortization	(40,354)	(44,348)
Asset impairment charge	(136)	--
Mold remediation credit (Note 10)	852	--
Loss on disposal of fixed assets, net	(726)	(1,481)

Income from operations	27,128	18,978
Mountain equity investment income, net	2,305	1,565
Lodging equity investment loss, net	--	(2,679)
Real estate equity investment income (loss), net	100	(59)
Investment income, net	2,234	1,301
Interest expense	(18,939)	(21,385)
Loss on extinguishment of debt	--	(612)
Gain on sale of businesses, net (Note 7)	4,625	5,693
Gain on put options, net	34	1,188
Other income, net	51	52
Minority interest in income of consolidated subsidiaries, net	(3,305)	(2,765)

Income before provision for income taxes	14,233	1,277
Provision for income taxes	(5,551)	(492)

Net income	$8,682	$785

Per share amounts (Note 3):
Basic net income per share	$0.23	$0.02

Diluted net income per share	$0.23	$0.02

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2006	2005

Net cash provided by operating activities	$100,426	$110,720
Cash flows from investing activities:
Capital expenditures	(55,112)	(48,563)
Investments in real estate	(64,905)	(25,827)
Proceeds from sale of businesses	30,712	12,736
Other investing activities, net	(4,018)	(464)

Net cash used in investing activities	(93,323)	(62,118)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	26,213	62,217
Payments of long-term debt	(24,909)	(139,353)
Proceeds from exercise of stock options	27,635	3,402
Other financing activities, net	2,919	(2,079)

Net cash provided by (used in) financing activities	31,858	(75,813)

Net increase (decrease) in cash and cash equivalents	38,961	(27,211)
Cash and cash equivalents:
Beginning of period	136,580	46,328

End of period	$175,541	$19,117

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated condensed financial statements as of and for the three and six months ended January 31, 2005 to conform to the current period presentation.

Stock Compensation--At January 31, 2006, the Company had four stock-based compensation plans, which are described more fully in Note 11, Stock Compensation Plans. Prior to August 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company recognized $176,000 and $267,000 of stock-based employee compensation cost in its consolidated condensed statements of operations for the three and six months ended January 31, 2005, respectively, pursuant to APB 25.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods. Results for prior periods have not been restated. The following table shows total stock-based compensation expense for the three and six months ended January 31, 2006 and 2005 included in the consolidated condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Mountain operating expense	$999	$104	$1,954	$157
Lodging operating expense	414	35	821	54
Real estate operating expense	401	37	781	56

Pre-tax stock-based compensation expense	1,814	176	3,556	267
Less: benefit for income taxes	681	66	1,336	100

Net stock-based compensation expense	$1,133	$110	$2,220	$167

As a result of adopting SFAS 123R on August 1, 2005, the Company's income before income taxes and net income for the three months ended January 31, 2006 decreased $1.6 million and $1.0 million, respectively, and for the six months ended January 31, 2006 decreased $3.3 million and $2.1 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue more restricted stock to replace the granting of stock options to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.03 and $0.06 for the three and six months ended January 31, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated condensed statements of cash flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated condensed statements of operations before considering the impact of stock options that expire unexercised or forfeited (the "excess tax benefit") be classified as financing cash flows. The excess tax benefit of $6.4 million classified as a financing cash inflow for the six months ended January 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had recorded in its consolidated condensed statements of operations the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans through the three and six months ended January 31, 2005. For purposes of this pro forma disclosure, options granted subsequent to January 31, 2005 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods (in thousands, except per share amounts).

	Three Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2005	2005

Net income (loss)
As reported	$32,241	$785
Add: stock-based employee compensation expense included in
reported net income, net of related tax effects	110	167
Deduct: total stock-based employee compensation expense
determined under fair value-based method for all awards, net of
related tax effects	(776)	(1,514)

Pro forma	$31,575	$(562)

Basic net income (loss) per share
As reported	$0.91	$0.02
Pro forma	$0.89	$(0.02)

Diluted net income (loss) per share
As reported	$0.89	$0.02
Pro forma	$0.87	$(0.02)

3.    Net Income Per Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated condensed statement of operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended January 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2006		2005
	Basic	Diluted	Basic	Diluted

Net income per share:
Net income	$43,011	$43,011	$32,241	$32,241

Weighted-average shares outstanding	37,467	37,467	35,475	35,475
Effect of dilutive securities	--	855	--	559

Total shares	37,467	38,322	35,475	36,034

Net income per share	$1.15	$1.12	$0.91	$0.89

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 448,000 and 751,000 for the three months ended January 31, 2006 and 2005, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2006 and 2005 (in thousands, except per share amount):

	Six Months Ended January 31,
	2006		2005
	Basic	Diluted	Basic	Diluted

Net income per share:
Net income	$8,682	$8,682	$785	$785

Weighted-average shares outstanding	37,133	37,133	35,420	35,420
Effect of dilutive securities	--	848	--	737

Total shares	37,133	37,981	35,420	36,157

Net income per share	$0.23	$0.23	$0.02	$0.02

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 448,000 and 905,000 for the six months ended January 31, 2006 and 2005, respectively.

4.    Long-Term Debt

Long-term debt as of January 31, 2006, July 31, 2005 and January 31, 2005 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (d)	2006	2005	2005

Credit Facility Revolver (a)	2010	$--	$--	$25,000
Credit Facility Term Loan (a)	--	--	--	--
SSV Facility (b)	2011	6,233	9,429	10,628
Industrial Development Bonds	2007-2020	61,700	61,700	61,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (c)	2007-2009	5,233	--	--
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2006-2029	7,570	8,006	8,740

		523,311	521,710	548,643
Less: current maturities (e)		5,673	2,004	2,222

		$517,638	$519,706	$546,421

(a)

In January 2005, the Company amended its senior credit facility ("Credit Facility") to expand its revolving credit facility ("Credit Facility Revolver" to $400 million and paid off the $100 million term loan ("Credit Facility Term Loan").

(b)

In September 2005, SSV entered into a new credit facility ("SSV Facility"), with US Bank National Association ("U.S. Bank") as lender, to refinance its existing credit facility and to provide additional financing for future acquisitions. The new facility provides for financing up to an aggregate $33 million, consisting of (i) an $18 million working capital revolver, (ii) a $10 million reducing revolver and (iii) a $5 million acquisition revolver. Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV. Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment of SSV. The SSV Facility matures September 2010. Borrowings bear interest annually at SSV's option of (i) LIBOR plus 0.875% (5.45% at January 31, 2006) or (ii) U.S. Bank's prime rate minus 1.75% (5.50% at January 31, 2006). Proceeds under the working capital revolver are for SSV's seasonal working capital needs. No principal payments are due until maturity, and principal may be drawn and repaid at any time. Proceeds under the reducing revolver were used to pay off SSV's existing credit facility. Principal under the reducing revolver may be drawn and repaid at any time. The reducing revolver commitments decrease by $312,500 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval. Principal under the acquisition revolver may be drawn and repaid at any time. The acquisition revolver commitments decrease by $156,250 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The SSV Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c)

In July 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement (the "Gore Creek Facility") in the amount of up to $30 million. Borrowings under the Gore Creek Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Gore Creek Place. At January 31, 2006, borrowings under the Gore Creek Facility were $5.2 million.

In January 2006, Arrabelle at Vail Square, LLC ("Arrabelle"), a wholly-owned subsidiary of the Company entered into a Construction Loan Agreement (the "Arrabelle Facility") in the amount of up to $175 million with U.S. Bank National Association ("U.S. Bank"), as administrative agent and U.S. Bank and Wells Fargo, N.A., as joint lead arrangers. Borrowings under the Arrabelle Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Arrabelle at Vail Square, a mixed-use development consisting of 67 luxury residential condominium units, a 36-room RockResorts hotel, approximately 33,000 square feet of retail and restaurant space, a spa, private membership club and skier services facilities. The Arrabelle Facility matures on August 1, 2008, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units. Arrabelle has the option to extend the term of the Arrabelle Facility for six months, subject to certain requirements. Borrowings under the Arrabelle Facility bear interest annually at Arrabelle's option at the rate of (i) LIBOR plus 1.45% (5.99% at January 31, 2006) or (ii) the administrative agent's prime commercial lending rate (7.25% at January 31, 2006). Interest is payable monthly in arrears. The Arrabelle Facility provides for affirmative and negative covenants that restrict, among other things, Arrabelle's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions. The Arrabelle Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, U.S. Bank has recourse only against Arrabelle's assets ($38.7 million at January 31, 2006) and as provided for below. U.S. Bank does not have recourse against assets held by the Company or The Vail Corporation, a wholly-owned subsidiary of the Company. All assets of Arrabelle are provided as collateral under the Arrabelle Facility. At January 31, 2006, the Company had zero borrowings under the Arrabelle Facility.

In connection with the Gore Creek Facility and the Arrabelle Facility (collectively, "Non-Recourse Real Estate Financings"), the Company and/or certain subsidiaries entered into completion guarantees, pursuant to which the Company and/or certain subsidiaries guarantee the completion of the construction of the projects (but not the repayment of any amounts drawn under the facilities). However, certain subsidiaries could be responsible to pay damages under very limited circumstances. If either the Company or certain subsidiaries are required to perform Gore Creek or Arrabelle's obligations to complete the projects, any undisbursed commitments under the facilities for the completion of construction and development of the projects will be made available to the Company.

(d)	Maturities are based on the Company's July 31 fiscal year end.

(e)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2006 are as follows (in thousands):

Fiscal 2006	$842
Fiscal 2007	10,886
Fiscal 2008	1,619
Fiscal 2009	16,507
Fiscal 2010	1,387
Thereafter	492,070

Total debt	$523,311

The Company incurred gross interest expense of $9.8 million and $10.8 million for the three months ended January 31, 2006 and 2005, respectively, of which $483,000 and $533,000 was amortization of deferred financing costs. The Company incurred gross interest expense of $19.3 million and $21.4 million for the six months ended January 31, 2006 and 2005, respectively, of which $1.0 million and $1.1 million was amortization of deferred financing costs.

5.    Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	January 31,	July 31,	January 31,
	2006	2005	2005

Land and land improvements	$244,841	$236,424	$253,665
Buildings and building improvements	526,808	504,662	621,594
Machinery and equipment	426,726	398,342	398,663
Vehicles	25,436	24,449	24,121
Furniture and fixtures	111,610	97,780	126,241
Construction in progress	21,024	47,973	38,567

Gross property, plant and equipment	1,356,445	1,309,630	1,462,851
Accumulated depreciation	(498,245)	(466,583)	(471,164)

Property, plant and equipment, net	$858,200	$843,047	$991,687

The composition of accounts payable and accrued expenses follows:

	January 31,	July 31,	January 31,
	2006	2005	2005

Trade payables	$92,565	$67,368	$82,822
Deferred revenue	62,048	32,474	63,358
Deposits	43,885	21,609	46,200
Accrued salaries, wages and deferred compensation	29,181	26,571	26,387
Accrued benefits	20,011	19,379	20,516
Accrued interest	14,686	14,274	14,307
Liabilities to complete real estate projects, short term	7,575	5,188	6,773
Other accruals	25,141	22,506	28,790

Total accounts payable and accrued expenses	$295,092	$209,369	$289,153

6.    Variable Interest Entities

The Company has determined that it is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC ("Breckenridge Terrace"), The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot"), which are Variable Interest Entities ("VIEs"), and has consolidated them in its consolidated condensed financial statements. As a group, as of January 31, 2006, the Employee Housing Entities had total assets of $44.0 million (primarily recorded in property, plant and equipment) and total liabilities of $64.2 million (primarily recorded in long-term debt as "Employee Housing Bonds")). All of the assets of Tarnes serve as collateral for Tarnes' Tranche B obligations ($2.4 million as of January 31, 2006). The Company has issued under its Credit Facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II ("APII"), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters. APII had total assets of $4.1 million (primarily recorded in property, plant and equipment) and no debt as of January 31, 2006.

The Company has determined that it is the primary beneficiary of FFT Investment Partners ("FFT"), which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million (primarily recorded in real estate held for sale) and no debt as of January 31, 2006.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company has managed the day-to-day operations of four of the hotel properties since November 2001, began managing three of the properties during the fourth quarter of fiscal 2005 and began managing two of the properties during the second quarter of fiscal 2006. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $270.6 million and total liabilities of approximately $103.5 million as of January 31, 2006. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.6 million and the net book value of the intangible asset associated with the management agreements in the amount of $5.0 million at January 31, 2006.

7.    Sale of Businesses

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting Snake River Lodge & Spa ("SRL&S") to Lodging Capital Partners, a private, Chicago-based hospitality investment firm ("LCP"), for $32.5 million, the proceeds of which were adjusted for normal working capital pro-rations. The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as "assets held for sale" prior to the sale. The Company recorded a $4.7 million gain in the three and six months ended January 31, 2006 after consideration of all costs involved, which is included in "gain on sale of businesses, net" in the accompanying consolidated condensed statements of operations for the three and six months ended January 31, 2006. The Company will continue to manage SRL&S pursuant to a 15-year management agreement with LCP.

On December 8, 2004, the Company sold its 49% minority equity interest in Bachelor Gulch Resort, LLC ("BG Resort"), the entity that owns The Ritz-Carlton Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million. This transaction resulted in a $5.7 million gain on disposal of the investment, which is included in "gain on sale of businesses, net" in the accompanying consolidated condensed statements of operations for the three and six months ended January 31, 2005. In addition, the Company recognized $2.5 million of deferred Real Estate revenue associated with the recognition of the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity for the three and six months ended January 31, 2005. In conjunction with the sale, the Company had guaranteed payment of certain contingencies of BG Resort upon settlement. At the time of sale, the Company recorded a liability related to these contingencies in the amount of $130,000. In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $82,000; which has been recorded as a loss within "gain on sale of businesses, net" in the accompanying consolidated condensed statements of operations for the three and six months ended January 31, 2006. The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

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

The Company and GSSI have the remaining put and call rights with respect to SSV: a) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; b) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. For the three and six months ended January 31, 2006, the Company recorded gains of $1.0 million and $34,000, respectively, representing a decrease in the estimated fair value of the put option liability during those periods. For the three and six months ended January 31, 2005, the Company recorded a gain of $362,000 and $576,000, respectively, representing a decrease in the estimated fair value of the put option liability during those periods. As of January 31, 2006, the Company had a 54.5% interest in RTP. RTP's minority shareholder has the option to put 27.8% of its remaining interest in RTP to the Company as of January 31, 2006.

9.    Related Party Transactions

Historically, the Company had paid a fee to Apollo Advisors for management services and expenses related thereto. In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A common stock into shares of common stock, this arrangement was terminated effective October 1, 2004. The Company recorded zero and $83,000 of expense related to this fee in the three and six months ended January 31, 2005, respectively. See Note 12, Class A Common Stock Conversion, for more information regarding this matter.

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

As of January 31, 2006, the Company had outstanding a $500,000 note receivable from Keystone/Intrawest, LLC ("KRED"), a real estate development venture in which the Company has an equity-method investment. This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties. KRED made no repayments under this note during the three and six months ended January 31, 2006. The Company has recorded this note receivable as an investment in KRED.

10.    Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.7 million, $1.7 million and $1.9 million, primarily within "other long-term liabilities" in the accompanying consolidated condensed balance sheet, at January 31, 2006, July 31, 2005 and January 31, 2005, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through fiscal 2008.

Guarantees

As of January 31, 2006, the Company had various other letters of credit outstanding in the amount of $67.9 million, a portion of which are not issued against the Credit Facility, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $3.3 million related to workers' compensation for Heavenly and The Lodge at Rancho Mirage ("Rancho Mirage"), $9.2 million of construction performance guarantees and $2.3 million for workers' compensation and general liability deductibles related to the construction of Gore Creek Place and Arrabelle at Vail Square.

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

As permitted under applicable law, the Company and certain of its subsidiaries indemnifies its directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. The Company has not recorded a liability associated with these indemnifications as of January 31, 2006 because the Company has assessed the fair market value associated with potential payment obligations under the indemnifications to be immaterial or because the indemnifications were entered into prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN 45.

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County, Colorado, Regional Airport; these guarantees are generally capped at certain levels. As of January 31, 2006, the Company has recorded a liability related to the airline guarantees of $1.7 million, which also represents the maximum amount the Company would be required to pay. Payments, if any, under these guarantees are expected to be made in fiscal 2006.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately moves forward with a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying consolidated condensed balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $8.1 million as of January 31, 2006, and anticipates completion of the majority of these commitments within the next two years.

The Company agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA"), Beaver Creek Resort Company ("BCRC") and Beaver Creek Property Owner Association. BGVA and BCRC collectively contributed $9 million to fund construction of the chairlifts. The Company completed the chairlifts and related infrastructure as required for the 2004/05 and 2005/06 ski seasons.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including resort related (Mountain and Lodging) cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate and other business operations. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an employee housing entity in which the Company is a member and manager. As a result, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction and this work began in fiscal 2004. Breckenridge Terrace recorded a $7.0 million liability in fiscal 2004 for the estimated cost of remediation and reconstruction efforts. These costs were funded by a loan to Breckenridge Terrace from the Company member of Breckenridge Terrace. As of January 31, 2006, Breckenridge Terrace had a remaining liability of $871,000 for future remaining remediation and reconstruction costs. With the exception of one building which has been kept in its original design and construction for evidentiary purposes (see discussion below), the remaining 16 buildings became available for occupancy in the second quarter of fiscal 2005. The Company anticipates it will incur the remaining amount of remediation and reconstruction costs before the end of fiscal 2006.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings. During the second fiscal quarter of 2006, Breckenridge Terrace received reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts in the amount of $852,000 which has been recognized as "mold remediation credit" in the accompanying consolidated condensed statements of operations for the three and six months ended January 31, 2006.

Securities and Exchange Commission ("SEC") Investigation Terminated

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

11.    Stock Compensation Plans

The Company has four stock-based compensation plans which have been approved by the Company's shareholders: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of common stock may be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan are set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period must be at least six months and exercise prices for incentive stock options may not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan are determined by the Compensation Committee, provided that all incentive stock options granted have a maximum life of ten years. Under the 1996 Plan, the 1999 Plan and the 2002 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan, the 1999 Plan and the 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. All stock-based awards granted under these plans have a life of ten years. Most awards vest ratably over three years; however some have been granted with different vesting schedules. 1,500,000, 2,500,000, and 2,500,000 shares of common stock may be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan, the 1999 Plan and the 2002 Plan, respectively. To date, no options have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under any of the four plans. At January 31, 2006, approximately 106,000, 142,000, 115,000 and 518,000 stock-based awards were available under the 1993 Plan, 1996 Plan, 1999 Plan and 2002 Plan, respectively.

The fair value of each option award granted prior to August 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. With the adoption of SFAS 123R, the Company has decided that a lattice-based option valuation model will be used for grants subsequent to August 1, 2005 if sufficient historical data is available by type of option grant to estimate the fair value of options granted. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise options at different times over the contractual life of the option. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing options than a closed-form Black-Scholes model.

The fair value of most option awards granted in the six months ended January 31, 2006 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. The fair value of other equity awards with cliff vesting was estimated on the date of grant using a Black-Scholes option-pricing model, due to the lack of historical employee exercise behavior, which applies assumptions within the ranges as noted in the table below. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant.

	Six Months Ended
	January 31,
	2006	2005

Expected volatility	38.9%	35.3%
Expected dividends	--%	--%
Expected term (in years)	5.8-7.0	5.0
Risk-free rate	4.0-4.6%	3.3%

The Company has estimated forfeiture rates that range from 6.5% to 9.1% in its calculation of stock-based compensation expense for the six months ended January 31, 2006. These estimates are based on historical forfeiture behavior by employees of the Company.

A summary of option activity under the stock-based compensation plans as of January 31, 2006, and changes during the six months then ended is presented below (in thousands, except exercise price and term amounts):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value

Outstanding at August 1, 2005	3,880	$18.64
Granted	478	28.37
Exercised	(1,367)	20.38
Forfeited or expired	(171)	19.74

Outstanding at January 31, 2006	2,820	$19.38	7.3 years	$31,142

Exercisable at January 31, 2006	1,685	$17.76	5.1 years	$21,306

The weighted-average grant-date fair value of options granted during the six months ended January 31, 2006 and 2005 was $12.16 and $6.83, respectively. The total intrinsic value of options exercised during the six months ended January 31, 2006 and 2005 was $16.6 million and $1.0 million, respectively. The Company granted 169,000 restricted stock awards during the six months ended January 31, 2006 with a weighted-average grant-date fair value of $28.27. No restricted stock awards were granted during the six months ended January 31, 2005. The Company had 14,000 restricted stock awards that vested during the six months ended January 31, 2006 and 2005.

A summary of the status of the Company's nonvested options as of January 31, 2006, and changes during the six months then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
Options	Shares	Fair Value

Outstanding at August 1, 2005	1,472	$6.17
Granted	478	12.16
Vested	(707)	5.99
Forfeited	(108)	6.84

Nonvested at January 31, 2006	1,135	$8.74

A summary of the status of the Company's nonvested restricted stock awards as of January 31, 2006, and changes during the six months then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Outstanding at August 1, 2005	31	$15.16
Granted	169	28.27
Vested	(14)	15.66
Forfeited	(6)	28.08

Nonvested at January 31, 2006	180	$27.03

As of January 31, 2006, there was $11.9 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the stock-based compensation plans, of which $3.4 million is expected to be recognized in the last two quarters of fiscal 2006 and $5.0 million, $3.2 million and $311,000 of expense is expected to be recognized in fiscal 2007, fiscal 2008 and 2009, respectively, assuming no future stock-based awards.

Cash received from option exercises under all share-based payment arrangements was $27.6 million and $3.4 million for the six months ended January 31, 2006 and 2005, respectively. The actual tax benefit to be realized for the tax deductions from options exercised and restricted stock awards vested totaled $6.4 million and $1.0 million for the six months ended January 31, 2006 and 2005, respectively.

12.    Class A Common Stock Conversion

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Agreement"). Pursuant to the Agreement, Apollo converted all of its Class A common stock into shares of the Company's common stock. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn), covering certain of the shares owned by the limited partners of Apollo. Before the conversion, Apollo owned 6.1 million shares of Class A common stock or 99.9% of the Company's Class A common stock.

As a result of the above Agreement, the Company no longer has any Class A common stock outstanding and therefore only has one class of directors. Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors. Additionally, as a result of the above Agreement, as of the date of the Agreement, the Company's consolidated condensed balance sheet no longer presents any Class A common stock and the full balance of the Company's common stock outstanding is presented under "Common stock".

13.    Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., RT Partners, Inc and RTP, SSV, Larkspur Restaurant & Bar, LLC ("Larkspur"), Vail Associates Investments, Inc., Arrabelle, Gore Creek, Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated condensed financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated condensed financial information of Vail Resorts (or the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur is presented separately as the Company owns less than 100% of this Guarantor Subsidiary. Financial information for RockResorts and JHL&S, LLC is no longer presented separately as the Company acquired the remaining minority interest in these Guarantor Subsidiaries during fiscal 2005, and reclassifications have been made to the financial information as of and for the three and six months ended January 31, 2005 to conform to the current period presentation. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of January 31, 2006, July 31, 2005 and January 31, 2005. Statements of operations are presented for the three and six months ended January 31, 2006 and 2005. Statements of cash flows are presented for the six months ended January 31, 2006 and 2005.

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Current assets:
Cash and cash equivalents	$--	$134,279	$237	$41,025	$--	$175,541
Restricted cash	--	20,546	--	3,169	--	23,715
Receivables, net	--	35,038	135	4,539	--	39,712
Inventories, net	--	8,669	194	35,114	--	43,977
Other current assets	12,769	24,764	26	6,350	--	43,909

Total current assets	12,769	223,296	592	90,197	--	326,854
Property, plant and equipment, net	--	787,860	482	69,858	--	858,200
Real estate held for sale and investment	--	138,559	--	82,489	--	221,048
Goodwill, net	--	135,811	--	--	--	135,811
Intangible assets, net	--	42,902	--	34,639	--	77,541
Other assets	5,711	16,292	--	11,223	--	33,226
Investments in subsidiaries and advances
to (from) parent	979,831	(449,031)	(160)	(70,742)	(459,898)	--

Total assets	$998,311	$895,689	$914	$217,664	$(459,898)	$1,652,680

Current liabilities:
Accounts payable and accrued expenses	$14,986	$224,339	$483	$55,284	$--	$295,092
Income taxes payable	6,324	--	--	--	--	6,324
Long-term debt due within one year	--	4,044	--	1,629	--	5,673

Total current liabilities	21,310	228,383	483	56,913	--	307,089
Long-term debt	390,000	57,767	--	69,871	--	517,638
Other long-term liabilities	362	98,649	--	33,922	--	132,933
Deferred income taxes	--	76,770	--	267	--	77,037
Minority interest in net assets of consolidated subsidiaries	--	--	100	31,245	--	31,345
Total stockholders' equity	586,639	434,120	331	25,446	(459,898)	586,638

Total liabilities and stockholders' equity	$998,311	$895,689	$914	$217,664	$(459,898)	$1,652,680

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Current assets:
Cash and cash equivalents	$--	$12,095	$224	$6,798	$--	$19,117
Restricted cash	--	19,007	--	--	--	19,007
Receivables, net	4,976	41,271	127	5,543	--	51,917
Inventories, net	--	8,273	176	28,915	--	37,364
Other current assets	10,394	22,613	36	1,773	--	34,816

Total current assets	15,370	103,259	563	43,029	--	162,221
Property, plant and equipment, net	--	923,143	590	67,954	--	991,687
Real estate held for sale and investment	--	124,015	--	11,282	--	135,297
Goodwill, net	--	128,342	--	16,748	--	145,090
Intangible assets, net	(10,188)	76,609	--	17,199	--	83,620
Other assets	6,412	17,207	--	10,275	--	33,894
Investments in subsidiaries and advances
to (from) parent	882,224	(5,755)	(308)	5,586	(881,747)	--

Total assets	$893,818	$1,366,820	$845	$172,073	$(881,747)	$1,551,809

Current liabilities:
Accounts payable and accrued expenses	$12,771	$244,426	$346	$31,610	$--	$289,153
Long-term debt due within one year	--	575	--	1,647	--	2,222

Total current liabilities	12,771	245,001	346	33,257	--	291,375
Long-term debt	390,000	87,134	--	69,287	--	546,421
Other long-term liabilities	313	102,029	--	39	--	102,381
Deferred income taxes	(4,883)	84,290	--	507	--	79,914
Minority interest in net assets of consolidated subsidiaries	--	7,454	100	28,546	--	36,100
Total stockholders' equity	495,617	840,912	399	40,437	(881,747)	495,618

Total liabilities and stockholders' equity	$893,818	$1,366,820	$845	$172,073	$(881,747)	$1,551,809

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$--	$226,506	$1,364	$62,206	$(2,060)	$288,016
Total operating expense	4,082	160,439	1,233	47,314	(2,060)	211,008

(Loss) income from operations	(4,082)	66,067	131	14,892	--	77,008
Other expense, net	(6,872)	(722)	(9)	(802)	--	(8,405)
Equity investment income, net	--	1,486	--	--	--	1,486
Gain on sale of businesses, net	--	4,625	--	--	--	4,625
Gain on put options, net	--	1,026	--	--	--	1,026
Minority interest in income of
consolidated subsidiaries, net	--	--	--	(5,231)	--	(5,231)

(Loss) income before income taxes	(10,954)	72,482	122	8,859	--	70,509
Benefit (provision) for income taxes	4,272	(31,831)	--	61	--	(27,498)

Net (loss) income before equity in income (loss)
of consolidated subsidiaries	(6,682)	40,651	122	8,920	--	43,011
Equity in income (loss) of consolidated subsidiaries	49,691	--	--	--	(49,691)	--

Net income (loss)	$43,009	$40,651	$122	$8,920	$(49,691)	$43,011

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$1	$216,144	$1,084	$51,049	$(3,650)	$264,628
Total operating expense	4,479	161,554	986	40,660	(3,650)	204,029

(Loss) income from operations	(4,478)	54,590	98	10,389	--	60,599
Other expense, net	(7,342)	(2,075)	(14)	(732)	--	(10,163)
Equity investment loss, net	--	(14)	--	--	--	(14)
Gain on sale of business	--	5,693	--	--	--	5,693
Gain on put options, net	--	975	--	--	--	975
Minority interest in (income) loss of
consolidated subsidiaries, net	--	76	--	(4,741)	--	(4,665)

(Loss) income before income taxes	(11,820)	59,245	84	4,916	--	52,425
Benefit (provision) for income taxes	24,789	(45,014)	--	41	--	(20,184)

Net income before equity in income (loss)
of consolidated subsidiaries	12,969	14,231	84	4,957	--	32,241
Equity in income (loss) of consolidated subsidiaries	19,272	--	--	--	(19,272)	--

Net income (loss)	$32,241	$14,231	$84	$4,957	$(19,272)	$32,241

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$--	$287,303	$1,690	$88,510	$(4,067)	$373,436
Total operating expense	7,850	261,145	1,821	79,559	(4,067)	346,308

(Loss) income from operations	(7,850)	26,158	(131)	8,951	--	27,128
Other expense, net	(13,632)	(1,571)	(13)	(1,438)	--	(16,654)
Equity investment income, net	--	2,405	--	--	--	2,405
Gain on sale of businesses, net	--	4,625	--	--	--	4,625
Gain on put options, net	--	34	--	--	--	34
Minority interest in income of
consolidated subsidiaries, net	--	--	--	(3,305)	--	(3,305)

(Loss) income before income taxes	(21,482)	31,651	(144)	4,208	--	14,233
Benefit (provision) for income taxes	8,378	(14,036)	--	107	--	(5,551)

Net (loss) income before equity in income (loss)
of consolidated subsidiaries	(13,104)	17,615	(144)	4,315	--	8,682
Equity in income (loss) of consolidated subsidiaries	21,785	--	--	--	(21,785)	--

Net income (loss)	$8,681	$17,615	$(144)	$4,315	$(21,785)	$8,682

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated

Total net revenue	$1	$294,502	$1,431	$72,697	$(6,119)	$362,512
Total operating expense	5,969	275,597	1,504	66,583	(6,119)	343,534

(Loss) income from operations	(5,968)	18,905	(73)	6,114	--	18,978
Other expense, net	(14,187)	(5,014)	(16)	(1,427)	--	(20,644)
Equity investment loss, net	--	(1,173)	--	--	--	(1,173)
Gain on sale of business	--	5,693	--	--	--	5,693
Gain on put options, net	--	1,188	--	--	--	1,188
Minority interest in income (loss) of
consolidated subsidiaries, net	--	76	--	(2,841)	--	(2,765)

(Loss) income before income taxes	(20,155)	19,675	(89)	1,846	--	1,227
Benefit (provision) for income taxes	8,333	(8,893)	--	68	--	(492)

Net (loss) income before equity in income (loss)
of consolidated subsidiaries	(11,822)	10,782	(89)	1,914	--	785
Equity in income (loss) of consolidated subsidiaries	12,607	--	--	--	(12,607)	--

Net income (loss)	$785	$10,782	$(89)	$1,914	$(12,607)	$785

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated

Net cash provided by operating activities	$(19,028)	$95,386	$89	$23,979	$100,426
Cash flows from investing activities:
Capital expenditures	--	(48,510)	(31)	(6,571)	(55,112)
Investments in real estate	--	(30,513)	--	(34,392)	(64,905)
Proceeds from sale of businesses	--	30,712	--	--	30,712
Other investing activities, net	--	414	--	(4,432)	(4,018)

Net cash used in investing activities	--	(47,897)	(31)	(45,395)	(93,323)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	20,392	--	5,821	26,213
Payments of long-term debt	--	(24,909)	--	--	(24,909)
Proceeds from exercise of stock options	27,635	--	--	--	27,635
Other financing activities, net	6,376	1,792	--	(5,249)	2,919
Advances (from) to affiliates	(14,983)	(3,364)	74	18,273	--

Net cash (used in) provided by financing activities	19,028	(6,089)	74	18,845	31,858

Net increase (decrease) in cash and cash equivalents	--	41,400	132	(2,571)	38,961
Cash and cash equivalents:
Beginning of period	--	92,879	105	43,596	136,580

End of period	$--	$134,279	$237	$41,025	$175,541

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated

Net cash flows (used in) provided by operating activities	$(2,195)	$93,793	$118	$19,004	$110,720
Cash flows from investing activities:
Capital expenditures	--	(42,367)	(14)	(6,182)	(48,563)
Investments in real estate	--	(25,777)	--	(50)	(25,827)
Proceeds from sale of business	--	12,736	--	--	12,736
Other investing activities, net	--	(687)	--	223	(464)

Net cash used in investing activities	--	(56,095)	(14)	(6,009)	(62,118)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	62,217	--	--	62,217
Payments of long-term debt	--	(136,213)	--	(3,140)	(139,353)
Advances to (from) affiliates	2,195	11,265	(51)	(13,409)	--
Other financing activities, net	--	1,470	--	(147)	1,323

Net cash provided by (used in ) financing activities	2,195	(61,261)	(51)	(16,696)	(75,813)

Net increase (decrease) in cash and cash equivalents	--	(23,563)	53	(3,701)	(27,211)
Cash and cash equivalents:
Beginning of period	--	42,456	171	3,701	46,328

End of period	$--	$18,893	$224	$--	$19,117

14.    Subsequent Events

Restructuring

On February 28, 2006, the Company named Robert Katz as Chief Executive Officer, effective immediately. Mr. Katz succeeded Adam Aron who resigned as our Chairman and Chief Executive Officer on February 27, 2006. In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company will record $2.7 million of separation related expenses in the third quarter of fiscal year 2006. The Company also announced that Joe Micheletto had been elected as Chairman of the Board.

In addition, the Company announced on February 28, 2006 that the Company's corporate and administrative operations that are currently located in Avon, Colorado will relocate to new offices in the metro Denver area, with some positions moving to a location near Keystone Resort in Summit County, Colorado. The Company anticipates that the costs associated with the relocation (which may include moving expenses, relocation packages provided to its employees, contract termination fees, consultants fees, and one-time termination benefits) will be incurred during the remainder of fiscal year 2006 and the first quarter of fiscal year 2007.

Share Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to three million shares of common stock. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The Company is under no obligation to purchase any shares under the stock repurchase program and the timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Company's credit agreements and in the indenture governing the Company's 6.75% Notes, prevailing prices of the Company's common stock, and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of the financial condition and results of operations of Vail Resorts, Inc. ("Vail Resorts") and its subsidiaries (collectively, the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2005 ("Form 10-K") and the Consolidated Condensed Financial Statements as of January 31, 2006 and 2005 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

The following Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenues less segment specific operating expenses plus gain on transfer of property, as applicable, plus segment equity income or loss) and Reported EBITDA excluding stock-based compensation, in the following discussion because management considers these measurements to be a significant indication of the Company's financial performance. The Company evaluates performance and allocates resources to its segments based on Reported EBITDA and Reported EBITDA excluding stock-based compensation. The Company primarily uses Reported EBITDA excluding stock-based compensation targets in determining management bonuses. Additionally, the Company believes that Reported EBITDA excluding stock-based compensation is an important measurement for comparability purposes as prior periods do not reflect the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA and Reported EBITDA excluding stock-based compensation to net income (loss).

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

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. The Mountain segment is comprised of the operations of five ski resort properties and related amenities, primarily including ski school, dining and retail/rental operations. Operations within the Lodging segment include 1) ownership/management of a group of ten luxury hotels through the RockResorts International, LLC ("RockResorts") brand, including five proximate to the Company's ski resorts, 2) the operations of Grand Teton Lodge Company ("GTLC"), 3) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts and 4) golf course operations. The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's five ski resorts opened for business in November, which falls in the Company's second fiscal quarter; the period during which the ski resorts are open (generally November through April) is the peak operating season for the Mountain segment. The largest source of revenue in the second quarter of fiscal 2006 is the sale of lift tickets (including season passes), which represented approximately 39% of net revenue during the quarter. Lift ticket revenues are driven by volume (skier visits) and average pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: 1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State"). Destination guests comprise approximately 54% of the Company's skier visits, while the In-State market comprises approximately 46% of the Company's skier visits. Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services like ski school and lodging. Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy (including the strength of the U.S. dollar) and the global geopolitical climate. In-State guests tend to be more weather-sensitive and value-oriented; to mitigate against this, the Company sells season passes, which are marketed primarily to In-State guests. Through January 31, 2006, approximately 27% of the total lift revenue recognized resulted from the sale of season passes (which season pass revenue recognized represents approximately 52% of total fiscal 2006 season pass sales through January 31, 2006). The cost structure of ski resort operations is largely fixed (with the exception of retail/rental and dining); as such, incremental revenue generally has high associated profit margin.

Revenues of the Lodging properties at or around the Company's ski resorts are closely aligned with the performance of the Mountain segment; therefore, these properties benefit from ski operations in the Mountain segment in the Company's second and third fiscal quarters. Revenues from hotel management operations under the RockResorts brand not located around the Company's ski resorts are generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and are therefore subject to the seasonality of those hotels and trends within the overall travel industry. Revenues of the Lodging segment during the Company's first and fourth fiscal quarters are generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), golf operations, and seasonally low operations from the Company's owned and managed properties.

The Company's Real Estate segment engages in both 1) the sale of land to developers, which generally includes the retention of some control in the oversight and design of the projects and a contingent revenue structure based on the sale of the developed units, and 2) in a growing trend, vertical development of projects. The Company attempts to mitigate the risk of vertical development by utilizing fixed price contracts, pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects. The Company's real estate projects generally are geared to provide additional benefit to the Mountain and Lodging segments.

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company's Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

●

The timing and amount of snowfall has a direct impact on skier visits, particularly with respect to In-State skiers. To mitigate this impact, the Company focuses efforts on sales of season passes. Total season pass sales through January 31, 2006 have increased $5.9 million in fiscal 2006 as compared to fiscal 2005, of which $3.0 million has been recognized as of January 31, 2006. The Company will recognize the remainder of season pass sales ($29.5 million) primarily in the Company's third quarter of fiscal 2006.

●

The Company raised prices on most lift ticket products for fiscal 2006 and continues to charge some of the highest prices in the industry. While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.

●

The timing of major holidays can impact vacation patterns and therefore visitation at the Company's ski resorts. Easter falls in mid-April in fiscal 2006, the impact of which management anticipates will compare unfavorably to the impact of the March Easter holiday in fiscal 2005.

●

In fiscal 2006 and 2005, the Company successfully executed its strategy to reduce hotel ownership in favor of selectively increasing its managed property portfolio with the sales of the assets constituting the Snake River Lodge & Spa ("SRL&S") in January 2006, The Lodge at Rancho Mirage ("Rancho Mirage") in July 2005, Vail Marriott Mountain Resort & Spa ("Vail Marriott") in June 2005, and the sale of the Company's investment in the Ritz-Carlton, Bachelor Gulch ("BG Resort") in December 2004. The Company retained management contracts for SRL&S, Rancho Mirage and Vail Marriott. The Company continues to evaluate potential sales and other strategic initiatives which could involve the conversion of hotel rooms to real estate projects with respect to some of its Lodging properties. The sale of owned hotel properties will result in Lodging segment Reported EBITDA no longer reflecting the operating results of the hotels, but will include management fee revenue in cases where the management contract is retained. See "Results of Operations" for information regarding the financial impacts of these transactions.

●

Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could negatively impact the results of operations of the Lodging segment. On March 6, 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and intends to pursue its legal rights. RockResorts recorded $0.7 million in revenue related to the management of this property in fiscal year 2005. Additionally, the Company continues to pursue new management contracts, and obtained management contracts for the Austria Haus Hotel (located in Vail Village) in December 2005 and the Lodge & Spa at Cordillera in May 2005.

●

GTLC has operated three lodging properties, food and beverage services, retail, camping and other services within Grand Teton National Park under a concession contract with the National Park Service (the "Park Service"). The Park Service is currently considering bids for a new concession contract and in October 2005, GTLC submitted its bid to continue as concessionaire for another 15 years. If the Company is not awarded the new contract, the Company's Lodging Reported EBITDA following the 2006 summer concession season will be significantly impacted due to the historically positive Reported EBITDA generated by GTLC. However, in such event, the Company would receive the proceeds for the value of its possessory interest which value has been agreed to by the Park Service in an amendment to the existing contract and must be paid by any new concessionaire. The Company estimates that proceeds to be received for its possessory interest, if in fact it is not successful in retaining the concession contract, will exceed its investment in GTLC.

●

Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate units could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in fiscal 2007 and beyond. Recent increases in construction costs, including construction-related commodities, have resulted in increases in the total costs for certain of the Company's current development projects. Additionally, the profitability and/or viability of current or proposed real estate development projects could be adversely affected by continued escalation in construction costs and/or a slow-down in market demand, as well as project difficulties or delays and the resulting potential negative financial impact associated with design or construction issues that may arise in the course of construction.

●

The Company's operating expenses have increased by $1.6 million and $3.3 million for the three and six months ended January 31, 2006, as compared to same periods in fiscal 2005 due to the adoption of SFAS 123R, after considering the change in the Company's compensation strategy to issue more restricted stock to replace the granting of stock options to certain levels of employees. The Company cannot predict the impact to future operating results of expensing stock-based compensation as the expense is predicated on the amount and type of future stock based compensation awards granted and the fair value of those awards to be determined at the time of grant.

●

In connection with Adam Aron's resignation as our Chairman and Chief Executive Officer on February 27, 2006, the Company entered into a separation agreement with Mr. Aron, whereby the Company will record $2.7 million of separation related expenses in the third quarter of fiscal year 2006. In addition, the Company announced on February 28, 2006 that the Company's corporate and administrative operations that are currently located in Avon, Colorado will relocate to new offices in the metro Denver area, with some positions moving to a location near Keystone Resort in Summit County, Colorado. The Company anticipates that the restructuring charges associated with this announcement may have an unfavorable impact on the Company's results of operations for the remainder of fiscal year 2006 and the first quarter of fiscal year 2007.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's 10-K.

RESULTS OF OPERATIONS

Summary

The Company recorded net income of $43.0 million for the three months ended January 31, 2006 as compared to net income of $32.2 million for the three months ended January 31, 2005. The $10.8 million increase in the Company's net income is primarily attributable to a $15.9 million improvement in Mountain Reported EBITDA excluding stock-based compensation and a $2.6 million improvement in Real Estate Reported EBITDA excluding stock-based compensation, partially offset by a $1.7 million decrease in Lodging Reported EBITDA excluding stock-based compensation, a $1.6 million increase in stock-based compensation expense recorded pursuant to the adoption of SFAS 123R and a $1.1 million decrease in gain on sale of businesses, net in the three months ended January 31, 2006 as compared to the same period last year. In addition, depreciation and amortization expense decreased $1.8 million and interest expense decreased $1.3 million in the three months ended January 31, 2006 as compared to the same period last year.

The Company recorded net income of $8.7 million for the six months ended January 31, 2006 as compared to net income of $0.8 million for the six months ended January 31, 2005. The $7.9 million increase in the Company's net income is primarily attributable to a $14.3 million improvement in Mountain Reported EBITDA excluding stock-based compensation, a $2.0 million improvement in Lodging Reported EBITDA excluding stock-based compensation, a decrease in depreciation and amortization expense of $4.0 million and a decrease in interest expense of $2.4 million, partially offset by a $6.7 million decrease in Real Estate Reported EBITDA excluding stock-based compensation, a $3.3 million increase in stock-based compensation expense recorded pursuant to the adoption of SFAS 123R and a $1.1 million decrease in gain on sale of businesses, net in the six months ended January 31, 2006 as compared to the same period last year.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. As a result, the Company recorded total stock-based compensation expense of $1.8 million and $3.6 million in the three and six months ended January 31, 2006, respectively (see Note 2, Summary of Significant Accounting Policies and Note 11, Stock Compensation Plans, of the notes to consolidated condensed financial statements, for more information regarding this item).

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three and six months ended January 31, 2006 versus the three and six months ended January 31, 2005.

Mountain Segment

Mountain segment operating results for the three and six months ended January 31, 2006 and 2005 are presented by category as follows (in thousands, except effective ticket price, "ETP", amounts):

	Three Months Ended
	January 31,		Percentage
	2006	2005	Increase

Lift tickets	$113,468	$102,882	10.3%
Ski school	30,752	27,092	13.5%
Dining	21,266	19,415	9.5%
Retail/rental	56,913	45,776	24.3%
Other	23,829	19,001	25.4%

Total Mountain net operating revenue	246,228	214,166	15.0%
Total Mountain operating expense	150,666	132,849	13.4%
Mountain equity investment income, net	1,455	771	88.7%

Total Mountain Reported EBITDA	$97,017	$82,088	18.2%

Total Mountain Reported EBITDA
excluding stock-based compensation	$98,016	$82,192	19.3%

Total skier visits	2,875	2,664	7.9%
ETP	$39.47	$38.62	2.2%

Total Mountain Reported EBITDA includes $999,000 and $104,000 of stock-based compensation expense for the three months ended January 31, 2006 and 2005, respectively.

	Six Months Ended
	January 31,		Percentage
	2006	2005	Increase

Lift tickets	$113,468	$102,882	10.3%
Ski school	30,752	27,092	13.5%
Dining	24,772	23,401	5.9%
Retail/rental	78,618	62,975	24.8%
Other	38,895	32,309	20.4%

Total Mountain net operating revenue	286,505	248,659	15.2%
Total Mountain operating expense	222,957	196,811	13.3%
Mountain equity investment income, net	2,305	1,565	47.3%

Total Mountain Reported EBITDA	$65,853	$53,413	23.3%

Total Mountain Reported EBITDA
excluding stock-based compensation	$67,807	$53,570	26.6%

Total skier visits	2,875	2,664	7.9%
ETP	$39.47	$38.62	2.2%

Total Mountain Reported EBITDA includes $2.0 million and $157,000 of stock-based compensation expense for the six months ended January 31, 2006 and 2005, respectively.

Certain reclassifications have been made to the Mountain segment operating results for the three and six months ended January 31, 2005 to conform to current period presentation.

As the Company's five ski resorts generally open during the second quarter, the results of the six months ended January 31, 2006 and 2005 are driven by substantially the same factors and trends as the three months ended January 31, 2006 and 2005.

Lift revenues increased 10.3% during the quarter ended January 31, 2006 compared to the same quarter last year due to increased ticket pricing, as well as an increase in visitation and an increase in season pass sales. ETP excluding season pass revenue increased 6.5% due primarily to absolute price increases. Overall, ETP increased by 2.2% due to increased pricing which was partially offset by increased early season visitation by season pass holders as a result of favorable early season snow conditions in Colorado. Total season pass revenue recognized through January 31, 2006 increased by approximately $3.0 million in the quarter compared to the same period last year due to an increase in sales volume. Visitation at the Company's Colorado resorts was up 11.4%, while visitation at the Company's Heavenly resort was down 8.1% due to unfavorable weather conditions, including during the Christmas holiday period.

Revenues from ancillary businesses improved commensurate with the increased skier visitation with the exception of dining, which experienced a lower percentage growth due to the reduction in revenue resulting from the conversion of certain formerly owned restaurants to leased operations. Additionally, retail/rental revenue grew $6.7 million as a result of the acquisition by SSI Venture LLC ("SSV") in the first quarter of fiscal 2006 of six retail locations in the San Francisco Bay Area. Other revenue growth was primarily due to increased marketing activities resulting in higher marketing revenues being earned from strategic partners.

Segment expenses increased 13.4% during the quarter ended January 31, 2006 compared to the same period last year due primarily to the retail/rental operations resulting from increased sales volume and the acquisition previously mentioned above. Excluding retail/rental, expenses during the quarter increased 7.1%, or $9.5 million, of which only $4.0 million related to the Company's on-mountain services, supporting the fixed cost nature of the ski operations. The remaining expense increases are attributed to increased marketing expense, stock-based compensation expense, corporate allocations and higher costs associated with other ancillary businesses.

Lodging Segment

Lodging segment operating results for the three and six months ended January 31, 2006 and 2005 are presented by category as follows (in thousands, except Average Daily Rate "ADR"):

	Three Months Ended		Percentage
	January 31,		Increase
	2006	2005	(Decrease)

Total Lodging net operating revenue	$32,079	$42,589	(24.7)%
Total Lodging operating expense	32,894	40,570	(18.9)%
Lodging equity investment loss, net	--	(761)	100.0%

Total Lodging Reported EBITDA	$(815)	$1,258	(164.8)%

Total Lodging Reported EBITDA
excluding stock-based compensation	$(401)	$1,293	(131.0)%

ADR	$242.67	$223.72	8.5%

Total Lodging Reported EBITDA includes $414,000 and $35,000 of stock-based compensation expense for the three months ended January 31, 2006 and 2005, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2006	2005	(Decrease)

Total Lodging net operating revenue	$73,829	$88,864	(16.9)%
Total Lodging operating expense	70,535	84,119	(16.1)%
Lodging equity investment loss, net	--	(2,679)	100.0%

Total Lodging Reported, EBITDA	$3,294	$2,066	59.4%

Total Lodging Reported EBITDA
excluding stock-based compensation	$4,115	$2,120	94.1%

ADR	$201.00	$187.95	6.9%

Total Lodging Reported EBITDA includes $821,000 and $54,000 of stock-based compensation expense for the six months ended January 31, 2006 and 2005, respectively.

In fiscal 2005, the Company sold its minority interest in BG Resort and the assets constituting the Vail Marriott and Rancho Mirage. For the three and six months ended January 31, 2005, Lodging Reported EBITDA includes revenues of $11.9 million and $19.0 million, operating expenses of $9.6 million and $17.6 million, and equity investment losses of $761,000 and $2.7 million related to these entities, respectively. Commencing with the sale of the assets constituting Vail Marriott and Rancho Mirage, the Company is earning base management fees of approximately 3% of each hotel's revenue. Lodging Reported EBITDA includes incremental management fee revenues of $366,000 and $595,000 for the Vail Marriott and Rancho Mirage for the three and six months ended January 31, 2006, respectively. On January 19, 2006, the Company sold the assets constituting SRL&S, which had minimal impact on Lodging segment results for the three and six months ended January 31, 2006 due to the timing of the sale.

Excluding the impact of the sales of Vail Marriott and Rancho Mirage, revenue increased $1.4 million, or 4.6%, for the three months ended January 31, 2006, and increased $3.9 million, or 5.6%, for the six months ended January 31, 2006, due to increases in ADR of 7.0% and 5.2% and occupancy rates of 4.4% and 7.5% for the three and six months ended January 31, 2006, respectively. This was primarily driven by the properties at or around the Company's ski resorts and increases in group business, particularly in the Keystone markets. The increased group business is a result of the overall improvement in the lodging industry and the Company's ability to capture and maximize on the improved group business market. Excluding the impact of the sales of Vail Marriott and Rancho Mirage and stock-based compensation expense, expenses increased $1.5 million and $3.2 million, or 5.0% and 4.8%, for the three and six months ended January 31, 2006, respectively, due to increased variable costs associated with occupancy and increased labor and benefits costs.

Real Estate Segment

Real Estate segment operating results for the three and six months ended January 31, 2006 and 2005 are presented by major project categories as follows (in thousands):

	Three Months Ended		Percentage
	January 31,		Increase
	2006	2005	(Decrease)

Single family land sales	$1,750	$2,666	(34.4)%
Multi-family land sales	7,562	4,979	51.9%
Other	397	228	74.1%

Total Real Estate net operating revenue	9,709	7,873	23.3%
Total Real Estate operating expense	6,383	6,714	(4.9)%
Real Estate equity investment income (loss), net	31	(24)	229.2%

Total Real Estate Reported EBITDA	$3,357	$1,135	195.8%

Total Real Estate Reported EBITDA excluding
stock-based compensation	$3,758	$1,172	220.6%

Real Estate Reported EBITDA includes $401,000 and $37,000 of stock-based compensation expense for the three months ended January 31, 2006 and 2005, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2006	2005	(Decrease)

Single family land sales	$2,744	$19,505	(85.9)%
Multi-family land sales	9,849	5,168	90.6%
Other	509	316	61.1%

Total Real Estate net operating revenue	13,102	24,989	(47.6)%
Total Real Estate operating expense	12,452	16,775	(25.8)%
Real Estate equity investment income (loss), net	100	(59)	269.5%

Total Real Estate Reported EBITDA	$750	$8,155	(90.8)%

Total Real Estate Reported EBITDA excluding
stock-based compensation	$1,531	$8,211	(81.4)%

Real Estate Reported EBITDA includes $781,000 and $56,000 of stock-based compensation expense for the six months ended January 31, 2006 and 2005, respectively.

Certain reclassifications have been made to the Real Estate segment operating results for the three and six months ended January 31, 2005 to conform to current period presentation.

The Company's Real Estate operating revenues are primarily driven by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment operating revenues and operating expenses, and, to a lesser degree, Real Estate Reported EBITDA.

The Company is currently in the development stage for several major real estate projects, including The Arrabelle at Vail Square, Gore Creek Place Townhomes, the Jackson Hole Golf & Tennis residential development and the second phase of the Mountain Thunder condominiums in Breckenridge, among other projects. Accordingly, there were minimal closings on real estate sales in the three and six months ended January 31, 2006. Revenues in the current year were primarily generated by contingent gains on development parcel sales that closed in prior periods. Operating expense included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits (including stock-based compensation expense), marketing costs and professional services fees. Real Estate Reported EBITDA in the three and six months ended January 31, 2005 were driven primarily by percentage of completion recognition on Jackson Hole Golf & Tennis lot sales and recognition of contingent gains associated with development parcels sold in prior periods, and for the six months ended January 31, 2005, the sale of four single-family homesites in LionsHead (Vail) which closed in the first quarter of fiscal 2005.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2006 decreased primarily as a result of a decrease in depreciation of $1.7 million and $3.5 million for the three and six months ended January 31, 2006, respectively, due to the sale of assets constituting the Vail Marriott and Rancho Mirage and the classification of the assets constituting SRL&S as held for sale prior to completing the sale in January 2006. Additionally, higher fiscal 2005 accelerated depreciation for certain assets which were retired in advance of their previously estimated useful lives as a result of fiscal 2005 decisions related to redevelopment and capital improvements was mostly offset by an increased fixed asset base due to capital expenditures in the current year. The average annualized depreciation rate for the three and six months ended January 31, 2006 was 7.9% and 7.4%, respectively, as compared to an average annualized depreciation rate for the three and six months ended January 31, 2005 of 7.8% and 7.4%, respectively.

Mold remediation credit. During the second fiscal quarter of 2006, Breckenridge Terrace received reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts in the amount of $852,000, which has been recognized by the Company as reduction of the remediation expense that was recognized in previous periods. See Note 10, Commitments and Contingencies, of the notes to consolidated condensed financial statements, for more information regarding this item.

Interest expense. The Company's primary sources of interest expense are its senior credit facility ("Credit Facility"), including the $400 million revolving credit facility ("Credit Facility Revolver") thereunder, the Industrial Development Bonds, Employee Housing Bonds and the Company's Senior Subordinated Notes due 2014 ("6.75% Notes"). The decrease in interest expense for the three and six months ended January 31, 2006 versus the same period in the prior year is due to the January 2005 Credit Facility refinancing which, among other things, resulted in the extinguishment of the Credit Facility Term Loan and improved pricing for interest rate and commitment fee margins. In addition, the Funded Debt to Adjusted EBITDA ratio (as defined in the Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, between the Vail Corporation (a wholly owned subsidiary of the Company) Bank of America, N.A., as administrative agent and the Lenders party thereto ("Credit Agreement") underlying the Credit Facility) improved, which determines margin levels for pricing on interest rates and commitment fees under the Credit Facility, and average borrowings under the Credit Facility Revolver were less than $0.1 million for the three and six months ended January 31, 2006, respectively, versus $8.3 million and $6.6 million for the three and six months ended January 31, 2005, respectively.

Gain on sale of businesses, net. The Company recorded a $4.7 million gain in the three and six months ended January 31, 2006 associated with the sale of the assets constituting SRL&S. Additionally, the Company recorded an $82,000 loss in the three and six months ended January 31, 2006 associated with the sale of the Company's interest in BG Resort due to the settlement of certain contingencies. The Company recorded a $5.7 million gain in the three and six months ended January 31, 2005 associated with the sale of the Company's interest in BG Resort. See Note 7, Sale of Businesses, in the notes to consolidated condensed financial statements, for more information regarding the sale of businesses.

Gain/loss on put option. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The net gain in the three and six months ended January 31, 2006 was related to the decrease in the estimated fair market value of the liability associated with the RTP put option. The net gain in the three and six months ended January 31, 2005 was primarily related to the decrease in the estimated fair market value of the liabilities associated with the SSV and RTP put options. See Note 8, Put and Call Options, of the notes to consolidated condensed financial statements, for more information regarding the Company's put options.

Income taxes. The effective tax rate for the three and six months ended January 31, 2006 was 39.0% compared to 38.5% for the same periods last year. The interim period effective tax rate for the current and prior year is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

The Internal Revenue Service has completed its exam of the Company's tax returns for tax years 2001 through 2003 and has issued a report of its findings (a "30 day letter"). The examiner's primary finding is the disallowance of the Company's position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of net operating losses ("NOLs"). These restricted NOLs relate to fresh start accounting from the Company's reorganization in 1992. The Company plans on appealing the examiner's disallowance of these NOLs to the Office of the Appeals. If the Company is unsuccessful in its appeals process, it will not negatively impact the Company's financial position or results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA and Reported EBITDA excluding stock-based compensation to net income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Mountain Reported EBITDA excluding stock-based compensation	$98,016	$82,192	$67,807	$53,570
Mountain segment stock-based compensation	(999)	(104)	(1,954)	(157)

Mountain Reported EBITDA	97,017	82,088	65,853	53,413
Lodging Reported EBITDA excluding stock-based compensation	(401)	1,293	4,115	2,120
Lodging segment stock-based compensation	(414)	(35)	(821)	(54)

Lodging Reported EBITDA	(815)	1,258	3,294	2,066
Real Estate Reported EBITDA excluding stock-based compensation	3,758	1,172	1,531	8,211
Real Estate segment stock-based compensation	(401)	(37)	(781)	(56)

Real Estate Reported EBITDA	3,357	1,135	750	8,155

Total Reported EBITDA	99,559	84,481	69,897	63,634
Depreciation and amortization	(21,431)	(23,273)	(40,354)	(44,348)
Asset impairment charge	--	--	(136)	--
Mold remediation credit	852	--	852	--
Loss on disposal of fixed assets, net	(486)	(623)	(726)	(1,481)
Investment income, net	1,046	1,174	2,234	1,301
Interest expense	(9,502)	(10,809)	(18,939)	(21,385)
Loss on extinguishment of debt	--	(612)	--	(612)
Gain on sale of businesses, net	4,625	5,693	4,625	5,693
Gain on put options, net	1,026	975	34	1,188
Other income, net	51	84	51	52
Minority interest in income of consolidated subsidiaries, net	(5,231)	(4,665)	(3,305)	(2,765)

Income before provision for income taxes	70,509	52,425	14,233	1,277
Provision for income taxes	(27,498)	(20,184)	(5,551)	(492)

Net income	$43,011	$32,241	$8,682	$785

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company's second and third fiscal quarters are seasonally high for cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April. The Company generated $100.4 million of cash from operating activities during the six months ended January 31, 2006, compared to $110.7 million generated during the six months ended January 31, 2005. The $10.3 million decrease in cash generated from operating activities was primarily attributable to a $12.1 million decrease in Real Estate Reported EBITDA adjusted for non-cash costs of real estate sold. Additionally, the Company generated $30.7 million of cash from investing activities in the six months ended January 31, 2006 from the sale of SRL&S. The Company's financing activities generated $31.9 million of cash in the six months ended January 31, 2006, as compared to using $75.8 million in the same period last year, which was primarily related to the prior year repayment of the Credit Facility Term Loan and increased cash in the current year generated from the exercise of stock options of $24.2 million, partially offset by reduced borrowings of $36.0 million.

The Company anticipates that, in the near-term, it will continue to have excess cash. On March 9, 2006, the Company's Board of Directors approved a share repurchase program, which is described below in Significant Uses of Cash. The Credit Agreement and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee ("Indenture"), relating to the 6.75% Notes, contain restrictions that limit the Company's ability to make investments or distributions (including the payment of dividends). In addition, the Indenture restricts how the funds from sales of businesses can be used and the timing of the use of such funds, generally requiring the net proceeds from such transactions to be invested in capital improvements, acquisitions, retirement of debt senior to the 6.75% Notes or used to tender for a portion of the 6.75% Notes outstanding. The Company does not believe it will be obligated to tender for a portion of the 6.75% Notes outstanding with the proceeds on asset sales to date as a result of the actual or anticipated reinvestment of such proceeds for capital expenditures.

In addition to continued utilization of operating cash flows (including sales of real estate) and borrowings, if necessary, under the Credit Facility, the Company expects that its liquidity needs over the next few years will also be met through borrowings under Non-Recourse Real Estate Financings. See Note 4, Long-Term Debt, of the notes to consolidated condensed financial statements, for more information on Non-Recourse Real Estate Financings.

In January 2006, Arrabelle at Vail Square, LLC ("Arrabelle"), a wholly-owned subsidiary of the Company, obtained project-specific non-recourse financing (the "Arrabelle Facility") in the amount of up to $175 million. The Arrabelle Facility matures on August 1, 2008, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units. See Note 4, Long-Term Debt, of the notes to consolidated condensed financial statements, for more information regarding this item.

The Company cannot predict whether cash generated from stock option exercises will continue at the level generated in the first six months of fiscal 2006 ($27.6 million); however, as of January 31, 2006, there were 1.7 million exercisable options outstanding with a weighted-average exercise price of $17.76 per share. In September 2005, the Company's Compensation Committee altered its compensation philosophy by making restricted share awards a more significant portion of total incentive compensation and reducing the aggregate number of stock options granted. This change in compensation strategy could have a long-term impact on cash generated from the exercise of stock options, with an offset of less shares issued upon exercise.

Significant Uses of Cash

For the six months ended January 31, 2006, the Company used $93.3 million, net of proceeds from the sale of businesses, in cash for investing activities, which represents a $31.2 million increase over the same period in the prior year. This increase is primarily a result of the significant vertical development underway in the Company's real estate operations.

The Company's cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects. In addition, the Company expects it will incur significant cash income tax expense (generally expected to approximate its statutory income tax rate) due to the improved operating results and the limitations on the usage of NOLs generated in prior periods. Historically, the Company has not been a significant cash income tax payer.

The Company currently has several major real estate development projects under construction, including Arrabelle, the Gore Creek Place townhomes, the JHG&TC development and the Mountain Thunder condominiums. The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services under such contracts total approximately $173 million. The Company expects to spend approximately $185 million to $195 million in calendar year 2006 for real estate development projects, including the construction of associated resort-related depreciable assets. The primary projects are expected to include continued construction on the aforementioned projects and development costs associated with Vail's Front Door, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company's ski areas. The Company expects real estate capital expenditures will be higher than historical levels for the next several years as the Company continues development associated with the Town of Vail developments. As noted above, the Company obtained non-recourse financing to fund construction of the Arrabelle and Gore Creek Place projects; the Company expects to utilize similar financing arrangements for certain other development projects. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its resort-related (Mountain and Lodging) operations, and expects to continue to invest significant cash in the future. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. The Company currently anticipates it will spend $75 million to $80 million of resort-related capital expenditures for calendar 2006 excluding projects arising from real estate activities noted above. Included in these annual capital expenditures are approximately $30 million to $40 million which are necessary to maintain the appearance and level of service appropriate to the Company's resort-related operations . This capital investment will allow the Company to maintain its high quality standards, as well as for incremental discretionary improvements at the Company's five ski resorts and throughout its hotels. Highlights of these expenditures include a proposed new gondola at Breckenridge to connect the Town to Peaks 7 and 8; a new high-speed chairlift at Heavenly ski resort; a greatly expanded spa at the Keystone Lodge; snowmaking upgrades at Vail, Beaver Creek, Keystone and Breckenridge; on-mountain restaurant upgrades at Vail, Beaver Creek and Heavenly; and upgrades to the central reservations, marketing database and ecommerce booking systems, among other projects. The Company plans to utilize cash flow from operations, cash on hand and, as necessary, borrowings under its Credit Facility to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($492.1 million of the total $523.3 million debt outstanding as of January 31, 2006) are not due until fiscal 2011 and beyond.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $64.0 million of variable-rate debt outstanding as of January 31, 2006. A 100-basis point (or 1.0%) change in LIBOR would cause the Company's annual interest expense to change by approximately $640,000. The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to three million shares of common stock. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The Company is under no obligation to purchase any shares under the stock repurchase program and the timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Company's credit agreements and in the indenture governing the Company's 6.75% Notes, prevailing prices of the Company's common stock, and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its Credit Facility and the Indenture. The most restrictive of those covenants include the Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (each as defined in the underlying credit agreements). In addition, the Company's financing arrangements limit its ability to incur certain indebtedness, make certain restricted payments, make certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets. The Company's borrowing availability under the Credit Facility is primarily determined by the Funded Debt to Adjusted EBITDA ratio, which is based on the Company's segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of January 31, 2006. The Company expects it will meet all applicable quarterly financial covenants in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2006. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Capital Structure

In September 2004, the Company and Apollo Ski Partners, L.P. ("Apollo") entered into a Conversion and Registration Rights Agreement (the "Agreement"), pursuant to which Apollo converted all of its Class A common stock into shares of the Company's common stock. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn) covering certain of the shares to be owned by the limited partners of Apollo. As a result of this agreement, the Company now has only one class of directors. Previously, the Class A common stock elected the Class 1 directors and the common stock elected the Class 2 directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

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

As a result of adopting SFAS 123R on August 1, 2005, the Company's income before income taxes and net income for the three months ended January 31, 2006 decreased $1.6 million and $1.0 million, respectively, and for the six months ended January 31, 2006 decreased $3.3 million and $2.1 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue more restricted stock to replace the granting of stock options to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.03 and $0.06 for the three and six months ended January 31, 2006, respectively. See Notes 2, Summary of Significant Accounting Policies, and 11, Stock Compensation Plans, of the notes to consolidated condensed financial statements, for more information regarding the implementation of SFAS 123R.

CAUTIONARY STATEMENT

Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:

●	economic downturns;
●	terrorist acts upon the United States;
●	threat of or actual war;
●	our ability to obtain financing on terms acceptable to us to finance our capital expenditure and growth strategy;
●	our ability to develop our resort and real estate operations;
●	competition in our Mountain and Lodging businesses;
●	failure to commence or complete the planned real estate development projects;
●	failure to achieve the anticipated short and long-term financial benefits from the planned real estate development projects;
●	implications arising from new FASB/governmental legislation, rulings or interpretations;
●	termination of existing hotel management contracts;
●	our reliance on government permits or approvals for our use of federal land or to make operational improvements;
●	our ability to integrate and successfully operate future acquisitions;
●	expenses or adverse consequences of current or future legal claims;
●	shortages or rising costs in construction materials;
●	adverse changes in the real estate market;
●	unfavorable weather conditions; and
●	our ability to efficiently complete the relocation of the Company's corporate and administrative operations.

Readers are also referred to the uncertainties and risks identified in the Company's Annual Report on Form 10-K for the year ended July 31, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2006, the Company had $64.0 million of variable rate indebtedness, representing 12.2% of total debt outstanding, at an average interest rate during the six months ended January 31, 2006 of 5.5%, including commitment fees on the Credit Facility Revolver. Based on the variable-rate borrowings outstanding as of January 31, 2006, a 100 basis-point (or 1.0%) change in LIBOR would have caused the Company's monthly interest expense to change by approximately $53,000.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act or 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company's disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls are effective as of the end of the period covered by this report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on December 14, 2005 in Teton Village, Wyoming. 35,505,966 shares of common stock, 95.53% of outstanding shares, were represented at the meeting.

a)

The following persons were elected to serve as Directors of the Company until the next annual meeting of the shareholders by holders of record of common stock of the Company as of the close of business on November 4, 2005. The voting results for each Director follows:

Director	For	Withheld
Adam M. Aron	34,847,382	658,584
John J. Hannan	27,339,065	8,166,901
Roland A. Hernandez	34,707,192	798,774
Robert A. Katz	33,419,098	2,086,868
Joe R. Micheletto	35,353,237	152,729
John F. Sorte	34,819,372	686,594
William P. Stiritz	33,323,186	2,182,780

b)	Ratification of the Appointment of Independent Registered Public Accounting Firm.

For	Against	Abstain	Broker Non-Vote
34,844,662	656,281	5,023	--

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

10.2	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
10.3(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(b)	Amendment No. 2 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(c)	Amendment No. 3 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(d)	Amendment No. 4 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(e)	Amendment No. 5 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
10.4(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(f)	Amendment No. 5 to Forest Service Unified Permit for Breckenridge ski area.	20
10.5(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.6(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.6(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005)
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

10.13*	1996 Stock Option Plan (Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-5341.)
10.14*	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
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

10.16(a)

Fourth Amended and Restated Credit Agreement dated as of January 28, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as Co-Documentation Agents and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. dated as of January 28, 2004.)

10.16(b)

First Amendment to Fourth Amended and Restated Credit Agreement dated as of June 29, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.16(b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

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

10.21

Purchase and Sale Agreement by and between VA Rancho Mirage Resort L.P., Rancho Mirage Concessions, Inc. and GENLB-Rancho, LLC, dated July 1, 2005. (Incorporated by reference to Exhibit 10.21 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.22(a)

Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated July 19, 2005. (Incorporated by reference to Exhibit 10.22(a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.22(b)

Completion Guaranty Agreement by and between The Vail Corporation and U.S. Bank National Association dated July 19, 2005. (Incorporated by reference to Exhibit 10.22 (b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.23

Amended and Restated Revolving Credit and Security Agreement between SSI Venture, LLC and U.S. Bank National Association dated September 23, 2005 (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. dated September 29, 2005.)

10.24(a)*

Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated May 10, 1999. (Incorporated by reference to Exhibit 10.24 (a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.24(b)*

First Amendment to Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated April 8, 2004. (Incorporated by reference to Exhibit 10.24 (b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.25*

Employment Agreement, dated as of February 28, 2006, between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.26*

Separation Agreement and General Release, dated as of February 27, 2006, between Adam M. Aron and Vail Resorts, Inc. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.27

Second Amendment to Fourth Amended and Restated Credit Agreement among The Vail Corporation, the Required Lenders and Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.28*	Form of Restricted Share Agreement. (Incorporated by reference to Exhibit 10.4 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.29*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.5 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.30*	Stock Option Letter Agreement between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.31*	Restricted Share Agreement between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.32	Purchase and Sale Contract between JHL&S, LLC and Lodging Capital Partners, LLC, dated December 22, 2005.	21
10.33(a)	Construction Loan Agreement dated January 31, 2006 among Arrabelle at Vail Square, LLC, U.S. Bank National Association and Wells Fargo Bank, N.A.	98
10.33(b)	Completion Guaranty Agreement by and between The Vail Corporation and U.S. Bank National Association dated January 31, 2006.	271
10.33(c)	Completion Guaranty Agreement by and between Vail Resorts, Inc. and U.S. Bank National Association dated January 31, 2006.	280
10.34	Supplemental Indenture dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee.	289
31	Certifications of Robert A. Katz and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	296
32	Certifications of Robert A. Katz and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	298
99.1

Termination Agreement, dated as of October 5, 2004, by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners, L.P. (Incorporated by reference to Exhibit 99.6 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004).

99.2

Purchase and Sale Agreement between VR Holdings, Inc. as Seller and GHR, LLC as Purchaser dated December 8, 2004. (Incorporated by reference to Exhibit 99.2 on Form 8-K of Vail Resorts, Inc. dated December 8, 2004).

*Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 13, 2006.

.	Vail Resorts, Inc

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer

Dated:	March 13, 2006