Form 10-Q
period 2006-04-30
VAIL RESORTS INC
filed 2006-06-07
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number:  1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

137 Benchmark Road, Avon, Colorado	81620
(Address of principal executive offices)	(Zip Code)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

As of June 2, 2006, 38,979,404 shares of Common Stock were issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2006, July 31, 2005 and April 30, 2005
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2006 and 2005
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2006 and 2005
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2006 and 2005
Notes to Consolidated Condensed Financial Statements

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,116	$136,580	$41,068
Restricted cash	32,307	18,253	17,709
Receivables, net	35,618	33,136	33,493
Inventories, net	36,830	36,078	31,098
Other current assets	34,744	32,102	27,985
Assets held for sale	--	26,735	--
Total current assets	379,615	282,884	151,353
Property, plant and equipment, net (Note 5)	848,984	843,047	978,464
Real estate held for sale and investment	240,615	154,874	140,009
Goodwill, net	135,811	135,507	145,090
Intangible assets, net	76,587	76,974	81,325
Other assets	31,123	32,635	34,044
Total assets	$1,712,735	$1,525,921	$1,530,285

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$206,471	$209,369	$188,349
Income taxes payable	1,324	12,979	--
Long-term debt due within one year (Note 4)	4,420	2,004	2,178
Total current liabilities	212,215	224,352	190,527
Long-term debt (Note 4)	516,871	519,706	520,349
Other long-term liabilities	149,881	140,421	102,016
Deferred income taxes	118,846	71,209	116,638
Commitments and contingencies (Note 11)	--	--	--
Put option liabilities (Note 9)	113	34	451
Minority interest in net assets of consolidated subsidiaries	35,224	29,670	39,142
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 38,876,070 (unaudited), 36,596,193 and 35,946,776 (unaudited) shares issued and outstanding, respectively (Note 13)	389	366	359
Additional paid-in capital	504,212	442,527	426,819
Deferred compensation	--	(329)	(415)
Retained earnings	174,984	97,965	134,399
Total stockholders’ equity	679,585	540,529	561,162
Total liabilities and stockholders’ equity	$1,712,735	$1,525,921	$1,530,285

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2006	2005
Net revenue:
Mountain	$294,773	$256,825
Lodging	39,492	56,285
Real estate	7,124	14,341
Total net revenue	341,389	327,451
Segment operating expense:
Mountain	149,431	132,399
Lodging	30,515	43,164
Real estate	11,370	16,165
Total segment operating expense	191,316	191,728
Other operating expense:
Depreciation and amortization	(22,942)	(25,039)
Relocation and separation charges (Note 7)	(3,778)	--
Asset impairment charge	--	(1,573)
Loss on disposal of fixed assets, net	(108)	(38)
Income from operations	123,245	109,073
Mountain equity investment income, net	780	438
Real estate equity investment loss, net	(20)	(48)
Investment income, net	3,156	141
Interest expense	(8,849)	(9,349)
Loss on sale of businesses, net	--	(3)
Contract dispute charges (Note 11)	(816)	--
Loss on put options, net	(113)	(447)
Minority interest in income of consolidated subsidiaries, net	(5,355)	(4,216)
Income before provision for income taxes	112,028	95,589
Provision for income taxes	(43,691)	(36,801)
Net income	$68,337	$58,788

Per share amounts (Note 3):
Basic net income per share	$1.78	$1.64
Diluted net income per share	$1.75	$1.61

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2006	2005
Net revenue:
Mountain	$581,279	$505,484
Lodging	113,321	145,148
Real estate	20,226	39,329
Total net revenue	714,826	689,961
Segment operating expense:
Mountain	372,387	329,210
Lodging	101,050	127,282
Real estate	23,823	32,939
Total segment operating expense	497,260	489,431
Other operating (expense) income:
Depreciation and amortization	(63,296)	(69,387)
Relocation and separation charges (Note 7)	(3,778)	--
Asset impairment charge	(136)	(1,573)
Mold remediation credit (Note 11)	852	--
Loss on disposal of fixed assets, net	(835)	(1,519)
Income from operations	150,373	128,051
Mountain equity investment income, net	3,085	2,003
Lodging equity investment loss, net	--	(2,679)
Real estate equity investment income (loss), net	79	(107)
Investment income, net	5,390	1,443
Interest expense	(27,788)	(30,734)
Loss on extinguishment of debt	--	(612)
Gain on sale of businesses, net (Note 8)	4,625	5,690
Contract dispute charges (Note 11)	(816)	--
(Loss) gain on put options, net	(79)	741
Other income, net	50	49
Minority interest in income of consolidated subsidiaries, net	(8,660)	(6,980)
Income before provision for income taxes	126,259	96,865
Provision for income taxes	(49,240)	(37,293)
Net income	$77,019	$59,572

Per share amounts (Note 3):
Basic net income per share	$2.05	$1.68
Diluted net income per share	$2.01	$1.65

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	April 30,
	2006	2005
Net cash provided by operating activities	$177,718	$178,676
Cash flows from investing activities:
Capital expenditures	(63,683)	(68,015)
Investments in real estate	(88,366)	(33,789)
Proceeds from sale of businesses	30,712	12,736
Other investing activities, net	(4,419)	1,575
Net cash used in investing activities	(125,756)	(87,493)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	36,066	116,901
Payments of long-term debt	(36,781)	(220,161)
Proceeds from exercise of stock options	44,036	10,073
Other financing activities, net	8,253	(3,256)
Net cash provided by (used in) financing activities	51,574	(96,443)
Net increase (decrease) in cash and cash equivalents	103,536	(5,260)
Cash and cash equivalents:
Beginning of period	136,580	46,328
End of period	$240,116	$41,068

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company owns and operates five world-class ski resorts and related amenities at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. The Company also holds a 61.7% interest in SSI Venture LLC ("SSV"), a retail/rental company. In the Lodging segment, the Company owns and operates various hotels, RockResorts International LLC ("RockResorts"), a luxury hotel management company, and Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club ("JHG&TC") in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment. The Company's Mountain businesses and those Lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

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

Reclassifications--Certain reclassifications have been made to the accompanying consolidated condensed financial statements as of and for the three and nine months ended April 30, 2005 to conform to the current period presentation.

Stock Compensation--At April 30, 2006, the Company had four stock-based compensation plans, which are described more fully in Note 12, Stock Compensation Plans. Prior to August 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods. Results for prior periods have not been restated. The following table shows total stock-based compensation expense for the three and nine months ended April 30, 2006 and 2005 included in the consolidated condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Mountain operating expense	$698	$50	$2,653	$206
Lodging operating expense	162	17	983	70
Real estate operating expense	283	18	1,064	76
Pre-tax stock-based compensation expense	1,143	85	4,700	352
Less: benefit for income taxes	429	32	1,765	132
Net stock-based compensation expense	$714	$53	$2,935	$220

As a result of adopting SFAS 123R on August 1, 2005, the Company's income before income taxes and net income for the three months ended April 30, 2006 decreased $1.1 million and $661,000, respectively, and for the nine months ended April 30, 2006 decreased $4.3 million and $2.7 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.02 and $0.07 for the three and nine months ended April 30, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated condensed statements of cash flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated condensed statements of operations before considering the impact of stock options that expire unexercised or forfeited (the "excess tax benefit") be classified as financing cash flows. The excess tax benefit of $13.5 million classified as a financing cash inflow for the nine months ended April 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income and net income per share if the Company had recorded in its consolidated condensed statements of operations the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans for the three and nine months ended April 30, 2005. For purposes of this pro forma disclosure, options granted subsequent to April 30, 2005 are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods (in thousands, except per share amounts).

	Three Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2005	2005
Net income
As reported	$58,788	$59,572
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	53	220
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(769)	(2,283)
Pro forma	$58,072	$57,509

Basic net income per share
As reported	$1.64	$1.68
Pro forma	$1.62	$1.62

Diluted net income per share
As reported	$1.61	$1.65
Pro forma	$1.59	$1.60

3. Net Income Per Share

SFAS No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated condensed statements of operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended April 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$68,337	$68,337	$58,788	$58,788

Weighted-average shares outstanding	38,365	38,365	35,744	35,744
Effect of dilutive securities	--	659	--	749
Total shares	38,365	39,024	35,744	36,493
Net income per share	$1.78	$1.75	$1.64	$1.61

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 268,000 and 598,000 for the three months ended April 30, 2006 and 2005, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2006 and 2005 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$77,019	$77,019	$59,572	$59,572

Weighted-average shares outstanding	37,535	37,535	35,526	35,526
Effect of dilutive securities	--	822	--	495
Total shares	37,535	38,357	35,526	36,021
Net income per share	$2.05	$2.01	$1.68	$1.65

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 248,000 and 743,000 for the nine months ended April 30, 2006 and 2005, respectively.

4. Long-Term Debt

Long-term debt as of April 30, 2006, July 31, 2005 and April 30, 2005 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (d)	2006	2005	2005
Credit Facility Revolver (a)	2010	$--	$--	$--
SSV Facility (b)	2011	--	9,429	9,714
Industrial Development Bonds	2007-2020	61,700	61,700	61,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (c)	2007-2009	9,596	--	--
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2006-2029	7,420	8,006	8,538
Total debt		521,291	521,710	522,527
Less: current maturities (e)		4,420	2,004	2,178
Long-term debt		$516,871	$519,706	$520,349

(a) In January 2005, the Company amended its senior credit facility ("Credit Facility") to expand its revolving credit facility ("Credit Facility Revolver") to $400 million and paid off the $100 million term loan ("Credit Facility Term Loan").

(b) In September 2005, SSV entered into a new credit facility ("SSV Facility"), with U.S. Bank National Association ("U.S. Bank") as lender, to refinance its existing credit facility and to provide additional financing for future acquisitions. The new facility provides for financing up to an aggregate $33 million, consisting of (i) an $18 million working capital revolver, (ii) a $10 million reducing revolver and (iii) a $5 million acquisition revolver. Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV. Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment of SSV. The SSV Facility matures September 2010. Borrowings bear interest annually at SSV's option of (i) LIBOR plus 0.875% (5.92% at April 30, 2006) or (ii) U.S. Bank's prime rate minus 1.75% (6.00% at April 30, 2006). Proceeds under the working capital revolver are for SSV's seasonal working capital needs. No principal payments are due until maturity, and principal may be drawn and repaid at any time. Proceeds under the reducing revolver were used to pay off SSV's existing credit facility. Principal under the reducing revolver may be drawn and repaid at any time. The reducing revolver commitments decrease by $312,500 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval. Principal under the acquisition revolver may be drawn and repaid at any time. The acquisition revolver commitments decrease by $156,250 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The SSV Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c) In July 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement (the "Gore Creek Facility") in the amount of up to $30 million. Borrowings under the Gore Creek Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Gore Creek Place. At April 30, 2006, borrowings under the Gore Creek Facility were $9.6 million.

In January 2006, Arrabelle at Vail Square, LLC ("Arrabelle"), a wholly-owned subsidiary of the Company entered into a Construction Loan Agreement (the "Arrabelle Facility") in the amount of up to $175 million with U.S. Bank, as administrative agent and U.S. Bank and Wells Fargo, N.A., as joint lead arrangers. Borrowings under the Arrabelle Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Arrabelle at Vail Square, a mixed-use development consisting of 67 luxury residential condominium units, a 36-room RockResorts hotel, approximately 33,000 square feet of retail and restaurant space, a spa, private membership club and skier services facilities. The Arrabelle Facility matures on August 1, 2008, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units. Arrabelle has the option to extend the term of the Arrabelle Facility for nine months, subject to certain requirements. Borrowings under the Arrabelle Facility bear interest annually at Arrabelle's option at the rate of (i) LIBOR plus 1.45% (6.49% at April 30, 2006) or (ii) the administrative agent's prime commercial lending rate (7.75% at April 30, 2006). Interest is payable monthly in arrears. The Arrabelle Facility provides for affirmative and negative covenants that restrict, among other things, Arrabelle's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions. The Arrabelle Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, U.S. Bank has recourse only against Arrabelle's assets ($44.5 million at April 30, 2006). U.S. Bank does not have recourse against assets held by the Company or The Vail Corporation, a wholly-owned subsidiary of the Company. All assets of Arrabelle are provided as collateral under the Arrabelle Facility. At April 30, 2006, the Company did not have any borrowings under the Arrabelle Facility.

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

(d) Maturities are based on the Company's July 31 fiscal year end.

(e) Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2006 are as follows (in thousands):

Fiscal 2006	$85
Fiscal 2007	14,007
Fiscal 2008	363
Fiscal 2009	15,266
Fiscal 2010	262
Thereafter	491,308
Total debt	$521,291

The Company incurred gross interest expense of $9.8 million and $9.3 million for the three months ended April 30, 2006 and 2005, respectively, of which $599,000 and $466,000 was amortization of deferred financing costs. The Company incurred gross interest expense of $29.1 million and $30.7 million for the nine months ended April 30, 2006 and 2005, respectively, of which $1.6 million and $1.5 million was amortization of deferred financing costs. The Company capitalized $938,000 and $1.3 million of interest during the three and nine months ended April 30, 2006, respectively, primarily related to real estate projects, and capitalized zero interest during the three and nine months ended April 30, 2005.

5. Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	April 30,	July 31,	April 30,
	2006	2005	2005
Land and land improvements	$244,204	$236,424	$247,757
Buildings and building improvements	527,297	504,662	624,106
Machinery and equipment	427,550	398,342	398,139
Vehicles	25,217	24,449	24,069
Furniture and fixtures	112,296	97,780	117,385
Construction in progress	30,664	47,973	48,768
Gross property, plant and equipment	1,367,228	1,309,630	1,460,224
Accumulated depreciation	(518,244)	(466,583)	(481,760)
Property, plant and equipment, net	$848,984	$843,047	$978,464

The composition of accounts payable and accrued expenses follows:

	April 30,	July 31,	April 30,
	2006	2005	2005
Trade payables	$71,516	$67,368	$61,822
Deferred revenue	23,041	32,474	22,514
Deposits	32,881	21,609	30,308
Accrued salaries, wages and deferred compensation	26,008	26,571	19,859
Accrued benefits	23,501	19,379	22,837
Accrued interest	7,214	14,274	6,573
Liabilities to complete real estate projects, short term	8,396	5,188	7,128
Other accruals	13,914	22,506	17,308
Total accounts payable and accrued expenses	$206,471	$209,369	$188,349

6. Variable Interest Entities

The Company has determined that it is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC ("Breckenridge Terrace"), The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC ("BC Housing") and Tenderfoot Seasonal Housing, LLC ("Tenderfoot"), which are Variable Interest Entities ("VIEs"), and has consolidated them in its consolidated condensed financial statements. As a group, as of April 30, 2006, the Employee Housing Entities had total assets of $43.5 million (primarily recorded in property, plant and equipment, net) and total liabilities of $64.5 million (primarily recorded in long-term debt as "Employee Housing Bonds")). All of the assets of Tarnes serve as collateral for Tarnes' Tranche B obligations ($2.4 million as of April 30, 2006). The Company has issued under its Credit Facility $38.3 million in letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million in letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II ("APII"), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space for its corporate headquarters. APII had total assets of $3.9 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2006.

The Company has determined that it is the primary beneficiary of FFT Investment Partners ("FFT"), which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million (primarily recorded in real estate held for sale and investment) and no debt as of April 30, 2006.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company has managed the day-to-day operations of three of the hotel properties since November 2001, began managing three of the properties during the fourth quarter of fiscal 2005 and began managing two of the properties during the second quarter of fiscal 2006. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $225.8 million and total liabilities of approximately $79.1 million as of April 30, 2006. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.6 million and the net book value of the intangible asset associated with the management agreements in the amount of $2.6 million at April 30, 2006.

7. Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) is expected to be completed by the end of the second quarter of fiscal year 2007. The Company currently expects that the total charges associated with the relocation that will result in cash expenditures will be approximately $3.8 million to $4.4 million (which includes charges for severance and retention of $1.3 million to $1.5 million, charges for contract termination costs of $200,000 to $400,000 and facility, employee and other relocation costs of $2.3 million to $2.5 million), of which $1.1 million was incurred through April 30, 2006. In addition, the Company anticipates it will record total accelerated depreciation on the early retirement of certain assets of approximately $900,000, to be recorded in “depreciation and amortization” expense, of which $340,000 has been recorded through April 30, 2006. The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying consolidated condensed balance sheets (in thousands):

	Severance and	Facility, Employee and Other
	Retention Benefits	Relocation Costs	Total
Balance at 7/31/05	$--	$--	$--
Relocation charges	950	101	1,051
Payments	(239)	(101)	(340)
Balance at 4/30/06	$711	$--	$711

In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned. In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses, which is included in “relocation and separation charges” in the accompanying consolidated condensed statements of operations for the three and nine months ended April 30, 2006. Payments of Mr. Aron’s separation benefits will occur in the first quarter of fiscal 2007.

8. Sale of Businesses

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting Snake River Lodge & Spa ("SRL&S") to Lodging Capital Partners, a private, Chicago-based hospitality investment firm ("LCP"), for $32.5 million, the proceeds of which were adjusted for normal working capital pro-rations. The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as "assets held for sale" prior to the sale. The Company recorded a $4.7 million gain after consideration of all costs involved, which is included in "gain on sale of businesses, net" in the accompanying consolidated condensed statement of operations for the nine months ended April 30, 2006. The Company will continue to manage SRL&S pursuant to a 15-year management agreement with LCP.

On December 8, 2004, the Company sold its 49% minority equity interest in Bachelor Gulch Resort, LLC ("BG Resort"), the entity that owns The Ritz-Carlton Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million. This transaction resulted in a $5.7 million gain on disposal of the investment, which is included in "gain on sale of businesses, net" in the accompanying consolidated condensed statement of operations for the nine months ended April 30, 2005. In addition, the Company recognized $2.5 million of Real Estate revenue associated with the recognition of previously deferred revenue for the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity for the nine months ended April 30, 2005. In conjunction with the sale, the Company had guaranteed payment of certain contingencies of BG Resort upon settlement. At the time of sale, the Company recorded a liability related to these contingencies in the amount of $130,000. In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $82,000; which has been recorded as a loss within "gain on sale of businesses, net" in the accompanying consolidated condensed statement of operations for the nine months ended April 30, 2006. The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

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

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. For the three and nine months ended April 30, 2006, the Company recorded losses of $113,000 and $79,000, respectively, representing increases in the estimated fair value of the put option liability during those periods. For the three months ended April 30, 2005, the Company recorded a loss of $447,000 representing an increase in the estimated fair value of the put option liability during the period. For the nine months ended April 30, 2005, the Company recorded a gain of $129,000 representing a decrease in the estimated fair value of the put option liability during the period. As of April 30, 2006, the Company had a 54.5% interest in RTP. RTP's minority shareholder has the option to put 27.8% of its remaining 45.5% interest in RTP to the Company as of April 30, 2006.

10. Related Party Transactions

Historically, the Company had paid a fee to Apollo Advisors for management services and expenses related thereto. In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A common stock into shares of common stock, this arrangement was terminated effective October 1, 2004. The Company recorded $83,000 of expense related to this fee in the nine months ended April 30, 2005. See Note 13, Class A Common Stock Conversion, for more information regarding this matter.

In August 2004, BG Resort repaid the $4.9 million principal balance note receivable which was outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort in a debt refinancing.

In September 2004, James P. Thompson, the former President of VRDC, repaid the $350,000 principal balance note receivable and associated accrued interest which was outstanding to the Company as of July 31, 2004 under a note originally extended to Mr. Thompson and his wife in 1995.

As of April 30, 2006, the Company had outstanding a $500,000 note receivable from Keystone/Intrawest, LLC ("KRED"), a real estate development venture in which the Company has an equity-method investment. This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties. KRED repaid $24,000 and $269,000 of this receivable, including $12,000 for interest during the three and nine months ended April 30, 2005. KRED made no repayments under this note during the three and nine months ended April 30, 2006. The Company has recorded this note receivable as an investment in KRED.

In December 2004, Adam Aron, the former Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ronald Baron, an affiliate of a significant shareholder in the Company, reserved the purchase of condominium units at the planned "Arrabelle" project located in the core of LionsHead (Vail). In April 2005, Mr. Aron executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $4.6 million. Mr. Aron provided earnest money deposits totaling $690,000 and upgrade deposits totaling $154,000. In May 2005, Mr. Baron and his wife executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $14.0 million. Mr. and Mrs. Baron provided earnest money deposits totaling $2.1 million and upgrade deposits totaling $40,000. The earnest money deposits will be used to fund the construction of the Arrabelle project, which began in May 2005. The earnest money deposits are only refundable at the Company's discretion or if the Company fails to complete the project. The sale of the condominiums has been approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

11. Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.7 million, $1.7 million and $1.9 million, primarily within "other long-term liabilities" in the accompanying consolidated condensed balance sheets, as of April 30, 2006, July 31, 2005 and April 30, 2005, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through fiscal 2008.

Guarantees

As of April 30, 2006, the Company had various other letters of credit outstanding in the amount of $67.6 million, a portion of which are not issued against the Credit Facility, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $4.5 million related to workers' compensation for Heavenly and The Lodge at Rancho Mirage ("Rancho Mirage"), $8.5 million of construction performance guarantees and $2.3 million for workers' compensation and general liability deductibles related to the construction of Gore Creek Place and Arrabelle at Vail Square.

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

As permitted under applicable law, the Company and certain of its subsidiaries indemnify their directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company or its subsidiaries in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and should enable the Company to recover a portion of any future amounts paid. The Company has not recorded a liability associated with these indemnifications as of April 30, 2006 because the Company has assessed the fair market value associated with potential payment obligations under the indemnifications to be immaterial or because the indemnifications were entered into prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN 45.

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County, Colorado, Regional Airport; these guarantees are generally capped at certain levels. As of April 30, 2006, the Company has recorded a liability related to the airline guarantees of $630,000, which represents the estimated amount the Company will be required to pay. Payments under these guarantees are expected to be made in the fourth quarter of fiscal 2006.

Unless otherwise noted, the Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying consolidated condensed financial statements, either because the Company has recorded on its consolidated condensed balance sheet the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003 and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately moves forward with a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying consolidated condensed balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $8.9 million as of April 30, 2006, and anticipates completion of the majority of these commitments within the next two years.

The Company agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA"), Beaver Creek Resort Company ("BCRC") and Beaver Creek Property Owner Association. BGVA and BCRC collectively contributed $9 million to fund construction of the chairlifts, which reduced the book value of the chairlifts and related infrastructure. The Company completed the chairlifts and related infrastructure as required for the 2004/05 and 2005/06 ski seasons.

The Company has agreed to install a new gondola lift and related infrastructure at Breckenridge for the 2006/07 ski season pursuant to an agreement with the Town of Breckenridge (“Town”). The Town has agreed to contribute $6.7 million to fund construction of the gondola, as well as the already completed skyway. The funds that will be contributed by the Town will reduce the book value of the gondola and related infrastructure. The estimated net cost to the Company to complete the gondola and related infrastructure as of April 30, 2006 is $5.9 million.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including resort related (Mountain and Lodging) cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate operations. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. See also “Cheeca Lodge & Spa Contract Dispute” discussion below.

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and is seeking monetary damages. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter is pending before the JAMS Arbitration Tribunal in Chicago, Illinois, and is scheduled for a multi-week arbitration hearing beginning in late July 2006. Cheeca Holdings, LLC, the entity owner of the hotel property, asserts that RockResorts breached the management contract, among other alleged breaches, and seeks a ruling that it had the right to terminate the management contract and monetary damages. The Company has incurred $816,000 of legal related costs related to this matter through April 30, 2006, which is included in “contract dispute charges” in the accompanying consolidated condensed statements of operations for the three and nine months ended April 30, 2006.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During fiscal 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an employee housing entity in which the Company is a member and manager. As a result, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction and this work began in fiscal 2004. Breckenridge Terrace recorded a $7.0 million liability in fiscal 2004 for the estimated cost of remediation and reconstruction efforts. These costs were funded by a loan to Breckenridge Terrace from the Company member of Breckenridge Terrace. As of April 30, 2006, Breckenridge Terrace had a remaining liability of $885,000 for future remaining remediation and reconstruction costs. With the exception of one building which has been kept in its original design and construction for evidentiary purposes (see discussion below), the remaining 16 buildings became available for occupancy in the second quarter of fiscal 2005. The Company anticipates it will incur the remaining amount of remediation and reconstruction costs before the end of fiscal 2006.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems are the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings. During the second fiscal quarter of 2006, Breckenridge Terrace received reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts in the amount of $852,000 which has been recognized as "mold remediation credit" in the accompanying consolidated condensed statement of operations for the nine months ended April 30, 2006.

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

12. Stock Compensation Plans

The Company has four stock-based compensation plans which have been approved by the Company's shareholders: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of common stock were available to be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan were set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period was required to be at least six months and exercise prices for incentive stock options could not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan were determined by the Compensation Committee, provided that all incentive stock options granted had a maximum life of ten years. Under the 1996 Plan, the 1999 Plan and the 2002 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan, the 1999 Plan and the 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. All stock-based awards granted under these plans have a life of ten years. Most awards vest ratably over three years; however some have been granted with different vesting schedules. 1,500,000, 2,500,000 and 2,500,000 shares of common stock may be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1996 Plan, the 1999 Plan and the 2002 Plan, respectively. To date, no options have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under any of the four plans. At April 30, 2006, approximately 155,000, 240,000 and 369,000 stock-based awards were available to be granted under the 1996 Plan, 1999 Plan and 2002 Plan, respectively.

The fair value of each option award granted prior to August 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. With the adoption of SFAS 123R, the Company has decided that a lattice-based option valuation model will be used for grants subsequent to August 1, 2005 if sufficient historical data is available by type of equity awards to estimate the fair value of the equity awards granted. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model.

The fair value of most option awards and stock-settled stock appreciation rights (“SARs”) granted in the nine months ended April 30, 2006 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. The fair value of other equity awards with cliff vesting was estimated on the date of grant using a Black-Scholes option-pricing model, due to the lack of historical employee exercise behavior, which applies assumptions within the ranges as noted in the table below. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate equity awards exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine Months Ended
	April 30,
	2006	2005
Expected volatility	38.9%	35.3%
Expected dividends	--%	--%
Expected term (in years)	5.8-7.0	5.0
Risk-free rate	4.0-4.6%	3.3%

The Company has estimated forfeiture rates that range from 6.5% to 9.1% in its calculation of stock-based compensation expense for the nine months ended April 30, 2006. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the stock-based compensation plans as of April 30, 2006, and changes during the nine months then ended is presented below (in thousands, except exercise price and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at August 1, 2005	3,880	$18.64
Granted	778	29.65
Exercised	(2,276)	19.45
Forfeited or expired	(470)	21.18
Outstanding at April 30, 2006	1,912	$21.53	7.9 years	$30,728
Exercisable at April 30, 2006	795	$17.67	6.5 years	$15,845

The weighted-average grant-date fair value of options and SARs granted during the nine months ended April 30, 2006 and 2005 was $12.63 and $6.83, respectively. The total intrinsic value of options exercised during the nine months ended April 30, 2006 and 2005 was $34.3 million and $4.1 million, respectively. The Company granted 199,000 restricted stock awards during the nine months ended April 30, 2006 with a weighted-average grant-date fair value of $28.78. No restricted stock awards were granted during the nine months ended April 30, 2005. The Company had 16,000 and 14,000 restricted stock awards that vested during the nine months ended April 30, 2006 and 2005, respectively.

A summary of the status of the Company's nonvested options as of April 30, 2006, and changes during the nine months then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at August 1, 2005	1,472	$6.17
Granted	778	12.63
Vested	(726)	6.15
Forfeited	(407)	8.21
Nonvested at April 30, 2006	1,117	$9.93

A summary of the status of the Company's nonvested restricted stock awards as of April 30, 2006, and changes during the nine months then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at August 1, 2005	31	$15.16
Granted	199	28.78
Vested	(16)	17.37
Forfeited	(27)	24.28
Nonvested at April 30, 2006	187	$28.15

As of April 30, 2006, there was $12.6 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the stock-based compensation plans, of which $1.8 million is expected to be recognized in the last quarter of fiscal 2006 and $5.6 million, $4.2 million and $1.0 million of expense is expected to be recognized in fiscal 2007, fiscal 2008 and fiscal 2009, respectively, assuming no future stock-based awards are granted.

Cash received from option exercises under all share-based payment arrangements was $44.0 million and $10.1 million for the nine months ended April 30, 2006 and 2005, respectively. The actual tax benefit to be realized for the tax deductions from options exercised and restricted stock awards vested totaled $13.5 million and $4.0 million for the nine months ended April 30, 2006 and 2005, respectively.

The Company has a policy of using either authorized and unissued shares or treasury shares (if any) including shares acquired by purchase in the open market or in private transactions to satisfy equity award exercises.

13. Capitalization

Class A Common Stock Conversion

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Conversion Agreement"). Pursuant to the Agreement, Apollo converted all of its Class A common stock into shares of the Company's common stock. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Conversion Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn), covering certain of the shares owned by the limited partners of Apollo. Before the conversion, Apollo owned 6.1 million shares of Class A common stock or 99.9% of the Company's Class A common stock.

As a result of the above Conversion Agreement, the Company no longer has any Class A common stock outstanding and therefore only has one class of directors. Previously, the holders of the Company’s Class A common stock elected the Class 1 directors and the holders of the Company’s common stock elected the Class 2 directors. Additionally, as a result of the above Conversion Agreement, as of the date of the Conversion Agreement, the Company's consolidated condensed balance sheet no longer presents any Class A common stock and the full balance of the Company's common stock outstanding is presented under "common stock".

Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to three million shares of common stock. As of April 30, 2006, the Company has not repurchased any shares. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The Company is under no obligation to purchase any shares under the stock repurchase program and the timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock, and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

14. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is the consolidated condensed financial information of Vail Resorts (or the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur is presented separately as the Company owns less than 100% of this Guarantor Subsidiary. Financial information for RockResorts and JHL&S, LLC is no longer presented separately as the Company acquired the remaining minority interest in these Guarantor Subsidiaries during fiscal 2005, and reclassifications have been made to the financial information as of and for the three and nine months ended April 30, 2005 to conform to the current period presentation. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of April 30, 2006, July 31, 2005 and April 30, 2005. Statements of operations are presented for the three and nine months ended April 30, 2006 and 2005. Statements of cash flows are presented for the nine months ended April 30, 2006 and 2005.

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$231,814	$181	$8,121	$--	$240,116
Restricted cash	--	28,776	--	3,531	--	32,307
Receivables, net	--	30,482	103	5,033	--	35,618
Inventories, net	--	7,434	156	29,240	--	36,830
Other current assets	13,191	15,494	50	6,009	--	34,744
Total current assets	13,191	314,000	490	51,934	--	379,615
Property, plant and equipment, net	--	781,039	448	67,497	--	848,984
Real estate held for sale and investment	--	142,101	--	98,514	--	240,615
Goodwill, net	--	135,811	--	--	--	135,811
Intangible assets, net	--	42,137	--	34,450	--	76,587
Other assets	5,534	14,456	--	11,133	--	31,123
Investments in subsidiaries and advances to (from) parent	1,065,247	(561,556)	2	(43,795)	(459,898)	--
Total assets	$1,083,972	$867,988	$940	$219,733	$(459,898)	$1,712,735

Current liabilities:
Accounts payable and accrued expenses	$12,705	$143,768	$159	$49,839	$--	$206,471
Income taxes payable	1,324	--	--	--	--	1,324
Long-term debt due within one year	--	4,044	--	376	--	4,420
Total current liabilities	14,029	147,812	159	50,215	--	212,215
Long-term debt	390,000	57,742	--	69,129	--	516,871
Other long-term liabilities	358	115,215	--	34,308	--	149,881
Deferred income taxes	--	118,641	--	205	--	118,846
Put option liabilities	--	113	--	--	--	113
Minority interest in net assets of consolidated subsidiaries	--	--	100	35,124	--	35,224
Total stockholders’ equity	679,585	428,465	681	30,752	(459,898)	679,585
Total liabilities and stockholders’ equity	$1,083,972	$867,988	$940	$219,733	$(459,898)	$1,712,735

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$92,879	$105	$43,596	$--	$136,580
Restricted cash	--	7,390	--	10,863	--	18,253
Receivables, net	--	27,867	103	5,166	--	33,136
Inventories, net	--	8,491	157	27,430	--	36,078
Other current assets	11,418	15,109	40	5,535	--	32,102
Assets held for sale	--	26,735	--	--	--	26,735
Total current assets	11,418	178,471	405	92,590	--	282,884
Property, plant and equipment, net	--	776,425	530	66,092	--	843,047
Real estate held for sale and investment	--	106,777	--	48,097	--	154,874
Goodwill, net	--	118,475	--	17,032	--	135,507
Intangible assets, net	--	60,482	--	16,492	--	76,974
Other assets	6,067	16,320	--	10,248	--	32,635
Investments in subsidiaries and advances to (from) parent	942,888	(424,752)	(202)	(58,036)	(459,898)	--
Total assets	$960,373	$832,198	$733	$192,515	$(459,898)	$1,525,921

Current liabilities:
Accounts payable and accrued expenses	$16,600	$161,452	$273	$31,044	$--	$209,369
Income taxes payable	12,979	--	--	--	--	12,979
Long-term debt due within one year	--	467	--	1,537	--	2,004
Total current liabilities	29,579	161,919	273	32,581	--	224,352
Long-term debt	390,000	61,789	--	67,917	--	519,706
Other long-term liabilities	265	102,228	--	37,928	--	140,421
Deferred income taxes	--	70,819	--	390	--	71,209
Put option liabilities	--	34	--	--	--	34
Minority interest in net assets of consolidated subsidiaries	--	--	100	29,570	--	29,670
Total stockholders’ equity	540,529	435,409	360	24,129	(459,898)	540,529
Total liabilities and stockholders’ equity	$960,373	$832,198	$733	$192,515	$(459,898)	$1,525,921

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$28,652	$93	$12,323	$--	$41,068
Restricted cash	--	17,709	--	--	--	17,709
Receivables, net	4,857	23,117	75	5,444	--	33,493
Inventories, net	--	7,168	139	23,791	--	31,098
Other current assets	10,564	15,941	4	1,476	--	27,985
Total current assets	15,421	92,587	311	43,034	--	151,353
Property, plant and equipment, net	1	911,591	560	66,312	--	978,464
Real estate held for sale and investment	--	128,727	--	11,282	--	140,009
Goodwill, net	--	128,342	--	16,748	--	145,090
Intangible assets, net	--	64,328	--	16,997	--	81,325
Other assets	6,244	17,622	--	10,178	--	34,044
Investments in subsidiaries and advances to (from) parent	986,811	(533,350)	7	6,430	(459,898)	--
Total assets	$1,008,477	$809,847	$878	$170,981	$(459,898)	$1,530,285

Current liabilities:
Accounts payable and accrued expenses	$25,138	$139,395	$133	$23,683	$--	$188,349
Long-term debt due within one year	--	587	--	1,591	--	2,178
Total current liabilities	25,138	139,982	133	25,274	--	190,527
Long-term debt	390,000	62,089	--	68,260	--	520,349
Other long-term liabilities	282	101,634	--	100	--	102,016
Deferred income taxes	31,895	84,291	--	452	--	116,638
Put option liabilities	--	451	--	--	--	451
Minority interest in net assets of consolidated subsidiaries	--	7,406	100	31,636	--	39,142
Total stockholders’ equity	561,162	413,994	645	45,259	(459,898)	561,162
Total liabilities and stockholders’ equity	$1,008,477	$809,847	$878	$170,981	$(459,898)	$1,530,285

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Total revenue	$--	$284,472	$1,686	$57,807	$(2,576)	$341,389
Total operating expense	7,742	167,605	1,334	44,039	(2,576)	218,144
(Loss) income from operations	(7,742)	116,867	352	13,768	--	123,245
Other (expense) income, net	(6,758)	921	(1)	(671)	--	(6,509)
Equity investment income, net	--	760	--	--	--	760
Loss on put options, net	--	(113)	--	--	--	(113)
Minority interest in income of consolidated subsidiaries, net	--	--	--	(5,355)	--	(5,355)
(Loss) income before income taxes	(14,500)	118,435	351	7,742	--	112,028
Benefit (provision) for income taxes	5,655	(49,408)	--	62	--	(43,691)
Net (loss) income before equity in income of consolidated subsidiaries	(8,845)	69,027	351	7,804	--	68,337
Equity in income of consolidated subsidiaries	77,182	--	--	--	(77,182)	--
Net income (loss)	$68,337	$69,027	$351	$7,804	$(77,182)	$68,337

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Total revenue	$--	$282,456	$1,416	$47,468	$(3,889)	$327,451
Total operating expense	5,148	179,689	1,177	36,253	(3,889)	218,378
(Loss) income from operations	(5,148)	102,767	239	11,215	--	109,073
Other expense, net	(6,146)	(2,124)	(2)	(936)	--	(9,208)
Equity investment income, net	--	390	--	--	--	390
Loss on sale of businesses, net	--	(3)	--	--	--	(3)
Loss on put options, net	--	(447)	--	--	--	(447)
Minority interest in loss (income) of consolidated subsidiaries, net	--	400	--	(4,616)	--	(4,216)
(Loss) income before income taxes	(11,294)	100,983	237	5,663	--	95,589
Benefit (provision) for income taxes	3,775	(40,458)	--	(118)	--	(36,801)
Net (loss) income before equity in income of consolidated subsidiaries	(7,519)	60,525	237	5,545	--	58,788
Equity in income of consolidated subsidiaries	66,307	--	--	--	(66,307)	--
Net income (loss)	$58,788	$60,525	$237	$5,545	$(66,307)	$58,788

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Total revenue	$--	$571,776	$3,376	$146,317	$(6,643)	$714,826
Total operating expense	15,592	428,751	3,155	123,598	(6,643)	564,453
(Loss) income from operations	(15,592)	143,025	221	22,719	--	150,373
Other expense, net	(20,389)	(652)	(14)	(2,109)	--	(23,164)
Equity investment income, net	--	3,164	--	--	--	3,164
Gain on sale of businesses, net	--	4,625	--	--	--	4,625
Loss on put options, net	--	(79)	--	--	--	(79)
Minority interest in income of consolidated subsidiaries, net	--	--	--	(8,660)	--	(8,660)
(Loss) income before income taxes	(35,981)	150,083	207	11,950	--	126,259
Benefit (provision) for income taxes	14,033	(63,442)	--	169	--	(49,240)
Net (loss) income before equity in income of consolidated subsidiaries	(21,948)	86,641	207	12,119	--	77,019
Equity in income of consolidated subsidiaries	98,967	--	--	--	(98,967)	--
Net income (loss)	$77,019	$86,641	$207	$12,119	$(98,967)	$77,019

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Total revenue	$1	$578,367	$2,847	$118,754	$(10,008)	$689,961
Total operating expense	11,117	456,704	2,681	101,416	(10,008)	561,910
(Loss) income from operations	(11,116)	121,663	166	17,338	--	128,051
Other expense, net	(20,334)	(7,138)	(18)	(2,364)	--	(29,854)
Equity investment loss, net	--	(783)	--	--	--	(783)
Gain on sale of businesses, net	--	5,690	--	--	--	5,690
Gain on put options, net	--	741	--	--	--	741
Minority interest in loss (income) of consolidated subsidiaries, net	--	476	--	(7,456)	--	(6,980)
(Loss) income before income taxes	(31,450)	120,649	148	7,518	--	96,865
Benefit (provision) for income taxes	12,108	(49,351)	--	(50)	--	(37,293)
Net (loss) income before equity in income of consolidated subsidiaries	(19,342)	71,298	148	7,468	--	59,572
Equity in income of consolidated subsidiaries	78,914	--	--	--	(78,914)	--
Net income (loss)	$59,572	$71,298	$148	$7,468	$(78,914)	$59,572

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Cash flows from operating activities	$(33,877)	$171,180	$201	$40,214	$177,718

Cash flows from investing activities
Capital expenditures	--	(56,879)	(35)	(6,769)	(63,683)
Investments in real estate	--	(37,949)	--	(50,417)	(88,366)
Proceeds from sale of businesses	--	30,712	--	--	30,712
Other investing activities, net	--	6	--	(4,425)	(4,419)
Net cash used in investing activities	--	(64,110)	(35)	(61,611)	(125,756)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	26,645	--	9,421	36,066
Payments of long-term debt	--	(27,129)	--	(9,652)	(36,781)
Advances to (from) affiliates	(23,613)	34,953	(90)	(11,250)	--
Proceeds from exercise of stock options	44,036	--	--	--	44,036
Other financing activities, net	13,454	(2,604)	--	(2,597)	8,253
Net cash provided by (used in) financing activities	33,877	31,865	(90)	(14,078)	51,574

Net increase (decrease) in cash and cash equivalents	--	138,935	76	(35,475)	103,536
Cash and cash equivalents
Beginning of period	--	92,879	105	43,596	136,580
End of period	$--	$231,814	$181	$8,121	$240,116

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Cash flows from operating activities	$24,122	$135,714	$272	$18,568	$178,676

Cash flows from investing activities
Capital expenditures	--	(61,554)	16	(6,477)	(68,015)
Investments in real estate	--	(33,739)	--	(50)	(33,789)
Other investing activities, net	--	13,942	--	369	14,311
Net cash (used in) provided by investing activities	--	(81,351)	16	(6,158)	(87,493)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	116,901	--	--	116,901
Payments of long-term debt	--	(215,937)	--	(4,224)	(220,161)
Advances to (from) affiliates	(34,195)	33,742	(366)	819	--
Other financing activities, net	10,073	(1,773)	--	(1,483)	6,817
Net cash used in financing activities	(24,122)	(67,067)	(366)	(4,888)	(96,443)

Net (decrease) increase in cash and cash equivalents	--	(12,704)	(78)	7,522	(5,260)
Cash and cash equivalents
Beginning of period	--	41,356	171	4,801	46,328
End of period	$--	$28,652	$93	$12,323	$41,068

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of the financial condition and results of operations of Vail Resorts, Inc. ("Vail Resorts") and its subsidiaries (collectively, the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2005 ("Form 10-K") and the Consolidated Condensed Financial Statements as of April 30, 2006 and 2005 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, general business and economic conditions, the weather, war, terrorism and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

The following Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenues less segment specific operating expenses plus gain on transfer of property, as applicable, plus segment equity income or loss) and Reported EBITDA excluding stock-based compensation, in the following discussion because management considers these measurements to be significant indications of the Company's financial performance. The Company evaluates performance and allocates resources to its segments based on Reported EBITDA and Reported EBITDA excluding stock-based compensation. The Company primarily uses Reported EBITDA excluding stock-based compensation targets in determining management bonuses. Additionally, the Company believes that Reported EBITDA excluding stock-based compensation is an important measurement for comparability purposes as prior periods do not reflect the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA and Reported EBITDA excluding stock-based compensation to net income.

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

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations. Operations within the Lodging segment include 1) ownership/management of a group of ten luxury hotels through the RockResorts International, LLC ("RockResorts") brand, including five proximate to the Company's ski resorts, 2) the operations of Grand Teton Lodge Company ("GTLC"), 3) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts and 4) golf course operations. The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's five ski resorts opened for business in November, which falls in the Company's second fiscal quarter and virtually all of the Company’s ski operations have been concluded for the fiscal year as of the end of the Company’s third fiscal quarter. Consequently, the period during which the ski resorts are open (generally November through April) is the peak operating season for the Mountain segment. The Company’s largest source of revenue for the three and nine months ended April 30, 2006 is the sale of lift tickets (including season passes), which represented approximately 44% and 37%, respectively, of total Company net revenue. Lift ticket revenues are driven by volume (skier visits) and average pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: 1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State"). Destination guests comprised approximately 60% of the Company's skier visits, while the In-State market comprised approximately 40% of the Company's skier visits for the recently completed ski season. Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services and lodging. Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy (including the strength of the U.S. dollar) and the global geopolitical climate. In-State guests tend to be more weather-sensitive and value-oriented; to mitigate against the impacts of both of these factors, approximately 23% of total lift revenue was generated from the sale of season passes, which are marketed primarily to In-State guests. The cost structure of ski resort operations is largely fixed (with the exception of retail/rental, ski school and dining); as such, incremental revenue generally has high associated profit margin.

Revenues of the Lodging properties at or around the Company's ski resorts are closely aligned with the performance of the Mountain segment; therefore, these properties benefit from ski operations in the Mountain segment in the Company's second and third fiscal quarters. Revenues from hotel management operations under the RockResorts brand are generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts are more subject to the seasonality of those hotels and trends within the overall travel industry. Revenues of the Lodging segment during the Company's first and fourth fiscal quarters are generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), golf operations, and seasonally low operations from the Company's owned and managed properties.

The Company's Real Estate segment engages in both 1) the sale of land to developers, which generally includes the retention of some control in the oversight and design of the projects and a contingent revenue structure based on the sale of the developed units, and 2) in a growing trend, vertical development of projects. The Company attempts to mitigate the risk of vertical development by utilizing fixed price contracts, pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects. The Company's Real Estate projects generally are geared to provide additional benefit to the Mountain and Lodging segments. The Company’s Real Estate revenues fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results from period to period.

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company's Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

•
In fiscal 2006 and 2005, the Company successfully executed its strategy to reduce hotel ownership in favor of selectively increasing its managed property portfolio with the sales of the assets constituting the Snake River Lodge & Spa ("SRL&S") in January 2006, The Lodge at Rancho Mirage ("Rancho Mirage") in July 2005, Vail Marriott Mountain Resort & Spa ("Vail Marriott") in June 2005 and the sale of the Company's investment in the Ritz-Carlton, Bachelor Gulch ("BG Resort") in December 2004. The Company retained management contracts for SRL&S, Rancho Mirage and Vail Marriott. The Company continues to evaluate potential sales and other strategic initiatives which could involve the conversion of hotel rooms to real estate projects with respect to some of its Lodging properties. The sale of owned hotel properties results in Lodging Reported EBITDA no longer reflecting the operating results of the hotels, but includes management fee revenue in cases where the management contract is retained. See "Results of Operations" for information regarding the financial impacts of these transactions.

•
Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could impact the results of operations of the Lodging segment. However, the Company continues to pursue new management contracts.

•
On March 6, 2006, RockResorts, a wholly-owned indirect subsidiary of Vail Resorts, Inc., was notified by the ownership of Cheeca Lodge & Spa (“Cheeca”), formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts recorded $0.7 million in revenue related to the management of this property in fiscal year 2005. RockResorts believes and asserts that the termination is in violation of the management agreement and is seeking monetary damages for the loss of the remaining twenty-seven years inclusive of renewal periods under the contract, and recovery of attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter is pending before the JAMS Arbitration Tribunal in Chicago, Illinois, and is scheduled for a multi-week arbitration hearing beginning in late July 2006. Cheeca Holdings, LLC, the entity owner of the hotel property, asserts that RockResorts breached the management contract, among other alleged breaches, and seeks a ruling that it had a right to terminate the management agreement and monetary damages, and recovery of attorneys’ fees and costs. The Company is vigorously prosecuting its case for unlawful termination, and the Company is vigorously defending the alleged claims of the owner entity. The Company has recorded $816,000 in legal related costs (classified as “contract dispute charges” in the accompanying consolidated condensed statements of operations) through April 30, 2006 as a result of legal action against the hotel owner and anticipates incurring substantially more legal related costs until this matter is resolved.

•
GTLC operates three lodging properties, food and beverage services, retail, camping and other services within Grand Teton National Park under a concession contract with the National Park Service (the “Park Service”). The Park Service had considered bids for a new concession contract as the Company’s contract had expired, and in May 2006, the Company was informed it was awarded a new 15 year agreement to continue as the concessionaire for GTLC. The Company expects to execute the contract in the next several months. Provisions of the new agreement include an increase in the Park Service franchise fee. On an annual basis, effective January 1, 2007, assuming final approval by the United States Congress and the Park Service, the Company will pay approximately $2 million more in franchise fees to the Park Service than it has previously incurred. Additionally, the Company will have capital requirements in excess of historical expenditures.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate units could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in fiscal 2007 and beyond. However, recent increases in construction costs, including construction-related commodities, have resulted in increases in the total costs for certain of the Company's current development projects. Additionally, the profitability and/or viability of current or proposed real estate development projects could be adversely affected by continued escalation in construction costs and/or a slow-down in market demand, as well as project difficulties or delays and the resulting potential negative financial impact associated with design or construction issues that may arise in the course of construction.

•
Due to the adoption of SFAS 123R, the Company's operating expenses have increased by $1.1 million and $4.3 million for the three and nine months ended April 30, 2006, as compared to same periods in fiscal 2005, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees. The Company cannot predict the impact to future operating results of expensing stock-based compensation as the expense is predicated on the amount and type of future stock-based compensation awards granted and the fair value of those awards to be determined at the time of grant.

•
The Company announced on February 28, 2006 that the Company's corporate and administrative operations that are currently located in Avon, Colorado will relocate to new offices in the Denver metro area, with some positions moving to a location near Keystone Resort in Summit County, Colorado. The Company currently expects that the total charges associated with the relocation, which the Company anticipates to incur by the end of the second quarter of fiscal 2007, will result in cash expenditures of approximately $3.8 million to $4.4 million (which includes charges for severance and retention of $1.3 million to $1.5 million, charges for contract termination costs of $200,000 to $400,000 and facility, employee and other relocation costs of $2.3 million to $2.5 million), of which $1.1 million was incurred through April 30, 2006. In addition, the Company anticipates it will record total accelerated depreciation on the early retirement of certain assets of approximately $900,000, of which $340,000 has been recorded through April 30, 2006. The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices. (See Note 7, Relocation and Separation Charges, of the notes to consolidated condensed financial statements, for more information regarding this item.)

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's Form 10-K.

RESULTS OF OPERATIONS

Summary

The Company recorded net income of $68.3 million for the three months ended April 30, 2006 as compared to net income of $58.8 million for the three months ended April 30, 2005, representing a $9.5 million increase. Income before provision for income taxes increased by $16.4 million compared to the same period last year and is primarily attributable to a $21.9 million improvement in Mountain Reported EBITDA excluding stock-based compensation partially offset by a $4.0 million decrease in Lodging Reported EBITDA excluding stock-based compensation and a $2.1 million decrease in Real Estate Reported EBITDA excluding stock-based compensation in the three months ended April 30, 2006 as compared to the same period last year. Additionally, income before provision for income taxes for the three months ended April 30, 2006 was impacted by an increase in investment income, net of $3.0 million and a reduction in depreciation and amortization expense of $2.1 million offset by relocation and separation charges of $3.8 million and a $1.1 million increase in stock-based compensation expense recorded pursuant to the adoption of SFAS 123R.

The Company recorded net income of $77.0 million for the nine months ended April 30, 2006 as compared to net income of $59.6 million for the nine months ended April 30, 2005, representing a $17.4 million increase. Income before provision for income taxes increased by $29.4 million compared to the same period last year and is primarily attributable to a $36.1 million improvement in Mountain Reported EBITDA excluding stock-based compensation partially offset by a $2.0 million decrease in Lodging Reported EBITDA excluding stock-based compensation and an $8.8 million decrease in Real Estate Reported EBITDA excluding stock-based compensation in the nine months ended April 30, 2006 as compared to the same period last year. Additionally, income before provision for income taxes for the nine months ended April 30, 2006 was impacted by a reduction in depreciation and amortization expense of $6.1 million, an increase in investment income, net of $3.9 million and a decrease in interest expense of $2.9 million, partially offset by a $4.3 million increase in stock-based compensation expense recorded pursuant to the adoption of SFAS 123R, relocation and separation charges of $3.8 million and a $1.1 million reduction in gain on sale of businesses, net.

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three and nine months ended April 30, 2006 versus the three and nine months ended April 30, 2005.

Mountain Segment

Mountain segment operating results for the three and nine months ended April 30, 2006 and 2005 are presented by category as follows (in thousands, except effective ticket price, "ETP", amounts):

	Three Months Ended
	April 30,		Percentage
	2006	2005	Increase
Lift tickets	$149,563	$130,200	14.9%
Ski school	41,851	36,727	14.0%
Dining	27,973	25,951	7.8%
Retail/rental	53,091	42,772	24.1%
Other	22,295	21,175	5.3%
Total Mountain net revenue	294,773	256,825	14.8%
Total Mountain operating expense	149,431	132,399	12.9%
Mountain equity investment income, net	780	438	78.1%
Total Mountain Reported EBITDA	$146,122	$124,864	17.0%
Total Mountain Reported EBITDA excluding stock-based compensation	$146,820	$124,914	17.5%

Total skier visits	3,412	3,269	4.4%
ETP	$43.83	$39.83	10.0%

Total Mountain Reported EBITDA includes $698,000 and $50,000 of stock-based compensation expense for the three months ended April 30, 2006 and 2005, respectively.

	Nine Months Ended
	April 30,		Percentage
	2006	2005	Increase
Lift tickets	$263,036	$233,109	12.8%
Ski school	72,628	63,842	13.8%
Dining	52,745	49,353	6.9%
Retail/rental	131,708	105,747	24.6%
Other	61,162	53,433	14.5%
Total Mountain net revenue	581,279	505,484	15.0%
Total Mountain operating expense	372,387	329,210	13.1%
Mountain equity investment income, net	3,085	2,003	54.0%
Total Mountain Reported EBITDA	$211,977	$178,277	18.9%
Total Mountain Reported EBITDA excluding stock-based compensation	$214,630	$178,483	20.3%

Total skier visits	6,288	5,933	6.0%
ETP	$41.83	$39.29	6.5%

Total Mountain Reported EBITDA includes $2.7 million and $206,000 of stock-based compensation expense for the nine months ended April 30, 2006 and 2005, respectively.

Certain reclassifications have been made within the Mountain segment operating results for the three and nine months ended April 30, 2005 to conform to current period presentation.

Lift revenues increased 14.9% and 12.8% for the three and nine months ended April 30, 2006, respectively, as compared to the same periods last year due to increased ticket pricing, as well as an increase in visitation and season pass sales. Overall, ETP increased by 10.0% and 6.5% for the three and nine months ended April 30, 2006. The increases in ETP were due to increased pricing which was partially offset by increased visitation by season pass holders due in part to favorable early season snow conditions in Colorado. ETP excluding season pass revenue and visitation increased 11.4% and 9.4% for the three and nine months ended April 30, 2006, respectively, as compared to the same periods last year due primarily to absolute price increases. Total season pass revenue recognized increased by approximately $3.8 million and $6.8 million for the three and nine months ended April 30, 2006, respectively, compared to the same periods last year due to increases in passes sold and average pass price. Visitation at the Company's Colorado resorts was up 5.2% and 8.0% for the three and nine months ended April 30, 2006, respectively, due in part to the strong early season snowfall and the timing of Easter in mid-April as compared to late March in the prior year, while visitation at the Company's Heavenly Ski Resort (“Heavenly”) was up 0.7% for the three months ended April 30, 2006 and down 3.3% for the nine months ended April 30, 2006 due to unfavorable weather conditions, including during the Christmas holiday period.

Revenues from ancillary businesses improved as a result of increased skier visitation and increased pricing similar to lift revenues. Additionally, retail/rental revenue grew incrementally as a result of the acquisition by SSI Venture LLC ("SSV") in the first quarter of fiscal 2006 of six retail locations in the San Francisco Bay Area. Excluding the impact of the acquisition made by SSV, retail/rental revenues increased by 10.6% and 10.2% for the three and nine months ended April 30, 2006, respectively, compared to the same periods last year. Dining experienced a lower percentage growth than the other ancillary businesses due to the reduction in revenue resulting from the conversion of certain formerly owned restaurants to leased operations and the closing of certain owned restaurants due to the redevelopment in LionsHead for the construction of Arrabelle at Vail Square.

Mountain operating expense increased 12.9% and 13.1% during the three and nine months ended April 30, 2006, respectively, as compared to the same periods last year due in part to the higher retail/rental operations resulting from increased sales volume and the acquisition previously mentioned above. Excluding retail/rental and stock-based compensation attributable to the Mountain segment, expenses increased 8.5%, or $8.7 million during the three months ended April 30, 2006 and increased 7.6%, or $18.8 million during the nine months ended April 30, 2006, due primarily to higher variable costs related to the higher revenues, including: United States Forest Service (“USFS”) fees, credit card fees and other fees associated with revenue; increased cost of sales supporting higher dining revenues; higher fuel and utilities costs (due to higher absolute energy and related costs) and certain labor related costs, including ski school labor to support the higher ski school revenue.

Lodging Segment

Lodging segment operating results for the three and nine months ended April 30, 2006 and 2005 are presented by category as follows (in thousands, except Average Daily Rate "ADR"):

	Three Months Ended		Percentage
	April 30,		Increase
	2006	2005	(Decrease)
Total Lodging net revenue	$39,492	$56,285	(29.8)%
Total Lodging operating expense	30,515	43,164	(29.3)%
Total Lodging Reported EBITDA	$8,977	$13,121	(31.6)%
Total Lodging Reported EBITDA excluding stock-based compensation	$9,139	$13,138	(30.4)%

ADR	$247.32	$238.19	3.8%

Total Lodging Reported EBITDA includes $162,000 and $17,000 of stock-based compensation expense for the three months ended April 30, 2006 and 2005, respectively.

	Nine Months Ended		Percentage
	April 30,		Increase
	2006	2005	(Decrease)
Total Lodging net revenue	$113,321	$145,148	(21.9)%
Total Lodging operating expense	101,050	127,282	(20.6)%
Lodging equity investment loss, net	--	(2,679)	100.0%
Total Lodging Reported EBITDA	$12,271	$15,187	(19.2)%
Total Lodging Reported EBITDA excluding stock-based compensation	$13,254	$15,257	(13.1)%

ADR	$218.83	$208.26	5.1%

Total Lodging Reported EBITDA includes $983,000 and $70,000 of stock-based compensation expense for the nine months ended April 30, 2006 and 2005, respectively.

In fiscal 2005, the Company sold its minority interest in BG Resort and the assets constituting the Vail Marriott and Rancho Mirage. Additionally, the Company sold the assets constituting SRL&S in January 2006. For the prior year’s three and nine months ended April 30, 2005, Lodging Reported EBITDA includes revenues of $18.7 million and $42.6 million, operating expenses of $12.8 million and $35.0 million, and equity investment losses of zero and $2.7 million related to these entities, respectively. For the nine months ended April 30, 2006, Lodging Reported EBITDA includes revenues of $5.2 million and operating expenses of $4.9 million related to SRL&S prior to the sale of SRL&S in January 2006. Commencing with the sale of Vail Marriott, Rancho Mirage and SRL&S, the Company is earning base management fees of approximately 3% of each hotel’s revenue. Accordingly, Lodging Reported EBITDA includes incremental management fee revenues of $631,000 and $1.2 million for the Vail Marriott, Rancho Mirage and SRL&S for the three and nine months ended April 30, 2006, respectively.

Excluding the impact of the sales of the Vail Marriott, Rancho Mirage, SRL&S and the interest in BG Resort, revenue (including incremental management fees) increased $1.9 million, or 5.0%, for the three months ended April 30, 2006, and increased $5.5 million, or 5.4%, for the nine months ended April 30, 2006, while expenses increased $178,000, or 0.6%, for the three months ended April 30, 2006, and increased $3.8 million, or 4.2%, for the nine months ended April 30, 2006. The revenue increases were due to increases in ADR of 5.5% and 4.8% and occupancy rates of 6.3% and 8.0% for the three and nine months ended April 30, 2006, respectively. The increases for the three months ended April 30, 2006 were driven by increases in business from leisure travelers primarily in the properties at or around the Company’s ski resorts. For the nine months ended April 30, 2006, the increases in ADR and occupancy rates were primarily driven by the properties at or around the Company’s ski resorts and increases in both leisure travelers and group business, particularly in the Keystone markets. The increased group business is a result of the overall improvement in the lodging industry and the Company’s ability to capture and maximize the improved group business market. Excluding the impact of the sales of Vail Marriott, Rancho Mirage, SRL&S and stock-based compensation expense, expenses increased less than 0.1% for the three months ended April 30, 2006, and increased 3.2%, for the nine months ended April 30, 2006, respectively.

Real Estate Segment

Real Estate segment operating results for the three and nine months ended April 30, 2006 and 2005 are presented by major project categories as follows (in thousands):

	Three Months Ended		Percentage
	April 30,		Increase
	2006	2005	(Decrease)
Single family land sales	$319	$2,343	(86.4)%
Multi-family land sales	972	1,587	(38.8)%
Parking unit sales	--	10,185	(100.0)%
Other	5,833	226	2,481.0%
Total Real Estate net revenue	7,124	14,341	(50.3)%
Total Real Estate operating expense	11,370	16,165	(29.7)%
Real Estate equity investment loss, net	(20)	(48)	58.3%
Total Real Estate Reported EBITDA	$(4,266)	$(1,872)	(127.9)%
Total Real Estate Reported EBITDA excluding stock-based compensation	$(3,983)	$(1,854)	(114.8)%

Real Estate Reported EBITDA includes $283,000 and $18,000 of stock-based compensation expense for the three months ended April 30, 2006 and 2005, respectively.

	Nine Months Ended		Percentage
	April 30,		Increase
	2006	2005	(Decrease)
Single family land sales	$2,424	$21,848	(88.9)%
Multi-family land sales	11,460	6,755	69.7%
Parking unit sales	--	10,220	(100.0)%
Other	6,342	506	1,153.4%
Total Real Estate net revenue	20,226	39,329	(48.6)%
Total Real Estate operating expense	23,823	32,939	(27.7)%
Real Estate equity investment income (loss), net	79	(107)	173.8%
Total Real Estate Reported EBITDA	$(3,518)	$6,283	(156.0)%
Total Real Estate Reported EBITDA excluding stock-based compensation	$(2,454)	$6,359	(138.6)%

Real Estate Reported EBITDA includes $1.1 million and $76,000 of stock-based compensation expense for the nine months ended April 30, 2006 and 2005, respectively.

Certain reclassifications have been made within the Real Estate segment operating results for the three and nine months ended April 30, 2005 to conform to current period presentation.

The Company's Real Estate operating revenues are primarily driven by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenues, operating expenses and Real Estate Reported EBITDA.

The Company is currently in the development stage for several major real estate projects, including Arrabelle at Vail Square, Gore Creek Place Townhomes, the Peaks of Breckenridge, the Jackson Hole Golf & Tennis residential development and the second phase of the Mountain Thunder condominiums in Breckenridge, among other projects. Accordingly, there were minimal closings on real estate sales in the three and nine months ended April 30, 2006. Revenues in the three and nine months ended April 30, 2006 were primarily generated from a land exchange with the USFS and contingent gains on development parcel sales that closed in prior periods. Operating expense included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits (including stock-based compensation expense), marketing costs and professional services fees. Additionally, the Company recorded $1.1 million in unanticipated incremental cost of sales during the quarter ended April 30, 2006 related to the Jackson Hole Golf & Tennis development. Real Estate Reported EBITDA in the prior year’s three and nine months ended April 30, 2005 were driven primarily by percentage of completion recognition on Jackson Hole Golf & Tennis lot sales and recognition of contingent gains associated with development parcels sold in prior periods, and for the nine months ended April 30, 2005, the sale of four single-family homesites in the LionsHead area of Vail which closed in the first quarter of fiscal 2005.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2006 decreased primarily as a result of a decrease in depreciation of $1.6 million and $5.1 million for the three and nine months ended April 30, 2006, respectively, due to the sale of assets constituting the Vail Marriott, Rancho Mirage and SRL&S. The above mentioned decreases for the three and nine months ended April 30, 2006, were partially offset by $1.3 million of accelerated amortization associated with the Cheeca management agreement intangible. Additionally, higher fiscal 2005 accelerated depreciation for certain assets which were retired in advance of their previously estimated useful lives as a result of fiscal 2005 decisions related to redevelopment and capital improvements was mostly offset by an increased fixed asset base due to capital additions in the current year. The average annualized depreciation rate for the three and nine months ended April 30, 2006 was 7.7% and 7.4%, respectively, as compared to an average annualized depreciation rate for the three and nine months ended April 30, 2005 of 8.4% and 7.8%, respectively.

Relocation and separation charges. In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) is expected to be completed by the end of the second quarter of fiscal year 2007. The Company recorded $1.1 million of relocation charges in the three and nine months ended April 30, 2006. In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned. In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses. See Note 7, Relocation and Separation Charges, of the notes to consolidated condensed financial statements, for more information regarding relocation and separation charges.

Asset impairment charge. The Company recorded a $1.6 million asset impairment charge in the three and nine months ended April 30, 2005 associated with the intangible asset related to the RockResorts call option.

Mold remediation credit. During the nine months ended April 30, 2006, Breckenridge Terrace, LLC received reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts in the amount of $852,000, which has been recognized by the Company as reduction of the remediation expense that was recognized in previous periods. See Note 11, Commitments and Contingencies, of the notes to consolidated condensed financial statements, for more information regarding this item.

Investment income, net. The Company invests excess cash in short-term investments, as permitted under the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, between the Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A., as administrative agent and the Lenders party thereto (“Credit Agreement”) underlying the senior credit facility (“Credit Facility”) and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), relating to the Senior Subordinated Notes due 2014 (“6.75% Notes”). The increase in investment income for the three and nine months ended April 30, 2006 is due to significant increases in average invested cash balances during the respective periods.

Interest expense. The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, including the $400 million revolving credit facility (“Credit Facility Revolver”) thereunder, the Industrial Development Bonds, and the Employee Housing Bonds. Interest expense decreased $0.5 million and $2.9 million for the three and nine months ended April 30, 2006, respectively, versus the same period in the prior year due to the January 2005 Credit Facility refinancing which, among other things, resulted in the extinguishment of the $100 million Credit Facility term loan and improved pricing for interest rate and commitment fee margins. In addition, the Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) improved, which determines margin levels for pricing on interest rates and commitment fees under the Credit Facility, and average borrowings under the Credit Facility Revolver were zero for the three and nine months ended April 30, 2006, respectively, versus $6.2 million for the three and nine months ended April 30, 2005. The reduction in interest expense as a result of a reduction in outstanding debt and margin rates as previously discussed, was partially offset by an increase in interest expense on variable rate debt.

Gain on sale of businesses, net. The Company recorded a $4.7 million gain in the nine months ended April 30, 2006 associated with the sale of the assets constituting SRL&S. Additionally, the Company recorded an $82,000 loss in the nine months ended April 30, 2006 associated with the sale of the Company’s interest in BG Resort due to the settlement of certain contingencies. The Company recorded a $5.7 million gain in the nine months ended April 30, 2005 associated with the sale of the Company’s interest in BG Resort. See Note 8, Sale of Businesses, of the notes to consolidated condensed financial statements, for more information regarding the sale of businesses.

Contract dispute charges. In March 2006, RockResorts was notified by the ownership of Cheeca, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and is pursuing its legal rights. The Company has incurred $816,000 of legal related costs related to this matter through April 30, 2006. See Note 11, Commitments and Contingencies, of the notes to consolidated condensed financial statements, for more information regarding this item.

Gain/loss on put option. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The net loss in the three and nine months ended April 30, 2006 was related to the increase in the estimated fair market value of the liability associated with the RTP, LLC (“RTP”) put option. The net loss in the three months ended April 30, 2005 was related to the increase in the estimated fair market value of the liability associated with the RTP put option. The net gain in the nine months ended April 30, 2005 was primarily related to the decrease in the estimated fair market value of the liabilities associated with the SSV and RTP put options. See Note 9, Put and Call Options, of the notes to consolidated condensed financial statements, for more information regarding the Company’s put options.

Income taxes. The effective tax rate for the three and nine months ended April 30, 2006 was 39.0% compared to 38.5% for the same periods last year. The interim period effective tax rate for the current and prior year is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

The Internal Revenue Service has completed its exam of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings. The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of net operating losses (“NOLs”). These restricted NOLs relate to fresh start accounting from the Company’s reorganization in 1992. The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals. If the Company is unsuccessful in its appeals process, it will not negatively impact the Company’s financial position or results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA and Reported EBITDA excluding stock-based compensation to net income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Mountain Reported EBITDA excluding stock-based compensation	$146,820	$124,914	$214,630	$178,483
Mountain segment stock-based compensation	(698)	(50)	(2,653)	(206)
Mountain Reported EBITDA	146,122	124,864	211,977	178,277
Lodging Reported EBITDA excluding stock-based compensation	9,139	13,138	13,254	15,257
Lodging segment stock-based compensation	(162)	(17)	(983)	(70)
Lodging Reported EBITDA	8,977	13,121	12,271	15,187
Real Estate Reported EBITDA excluding stock-based compensation	(3,983)	(1,854)	(2,454)	6,359
Real Estate segment stock-based compensation	(283)	(18)	(1,064)	(76)
Real Estate Reported EBITDA	(4,266)	(1,872)	(3,518)	6,283
Total Reported EBITDA	150,833	136,113	220,730	199,747
Depreciation and amortization	(22,942)	(25,039)	(63,296)	(69,387)
Relocation and separation charges	(3,778)	--	(3,778)	--
Asset impairment charge	--	(1,573)	(136)	(1,573)
Mold remediation credit	--	--	852	--
Loss on disposal of fixed assets, net	(108)	(38)	(835)	(1,519)
Investment income, net	3,156	141	5,390	1,443
Interest expense	(8,849)	(9,349)	(27,788)	(30,734)
Loss on extinguishment of debt	--	--	--	(612)
(Loss) gain on sale of businesses, net	--	(3)	4,625	5,690
Contract dispute charges	(816)	--	(816)	--
(Loss) gain on put options, net	(113)	(447)	(79)	741
Other income, net	--	--	50	49
Minority interest in income of consolidated subsidiaries, net	(5,355)	(4,216)	(8,660)	(6,980)
Income before provision for income taxes	112,028	95,589	126,259	96,865
Provision for income taxes	(43,691)	(36,801)	(49,240)	(37,293)
Net income	$68,337	$58,788	$77,019	$59,572

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company’s second and third fiscal quarters are seasonally high for cash on hand as the Company’s ski resorts are generally open for ski operations from mid-November to mid-April. The Company generated $177.7 million of cash from operating activities during the nine months ended April 30, 2006, compared to $178.7 million generated during the nine months ended April 30, 2005. The significant increase in Resort Reported EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA), was offset by a decrease in cash being generated from Real Estate sales, as well as collection of income tax refunds in the prior year. Additionally, the Company generated $30.7 million of cash from investing activities in the nine months ended April 30, 2006 from the sale of SRL&S. The Company’s financing activities generated $51.6 million of cash in the nine months ended April 30, 2006 primarily due to cash proceeds from the exercise of stock options, as compared to using $96.4 million in the same period last year, which was primarily related to the prior year repayment of the Credit Facility term loan.

At April 30, 2006, the Company had $240.1 million of cash and cash equivalents and anticipates that, in the near-term, it will continue to have excess cash. On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, which is described below in Significant Uses of Cash. As of April 30, 2006, the Company has not repurchased any shares. The Credit Agreement and the Indenture contain restrictions that limit the Company’s ability to make investments or distributions (including the payment of dividends). In addition, the Indenture restricts how the funds from sales of businesses can be used and the timing of the use of such funds, generally requiring the net proceeds from such transactions to be invested in capital improvements, acquisitions, retirement of debt senior to the 6.75% Notes or used to tender for a portion of the 6.75% Notes outstanding. The Company does not believe it will be obligated to tender for a portion of the 6.75% Notes outstanding with the proceeds on asset sales to date as a result of the actual or anticipated reinvestment of such proceeds for capital expenditures.

In addition to continued utilization of operating cash flows (including sales of real estate) and borrowings, if necessary, under the Credit Facility, the Company expects that its liquidity needs over the next few years will also be met through borrowings under a Construction Loan Agreement with Gore Creek Place, LLC (“Gore Creek Place”) and Construction Loan Agreement with Arrabelle at Vail Square, LLC (“Arrabelle”) (collectively, the “Non-Recourse Real Estate Financings”). See Note 4, Long-Term Debt, of the notes to consolidated condensed financial statements, for more information on Non-Recourse Real Estate Financings.

The Company cannot predict whether cash generated from stock option exercises will continue at the level generated in the first nine months of fiscal 2006 ($44.0 million); however, as of April 30, 2006, there were 778,000 exercisable options outstanding with a weighted-average exercise price of $17.37 per share. In September 2005, the Company’s Compensation Committee altered its compensation philosophy by making restricted share awards a more significant portion of total incentive compensation and reducing the aggregate number of stock options granted. This change in compensation strategy could have a long-term impact on cash generated from the exercise of stock options, with an offset of less shares issued upon exercise.

Significant Uses of Cash

For the nine months ended April 30, 2006, the Company used $125.8 million in cash for investing activities, which represents a $38.3 million increase over the same period in the prior year. This increase is primarily a result of the significant vertical development underway in the Company’s real estate operations, partially offset by an increase in net proceeds from the sale of businesses of $18.0 million.

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects. In addition, the Company expects it will incur significant cash income tax expense (generally expected to approximate its statutory income tax rate) due to the improved operating results and the limitations on the usage of NOLs generated in prior periods. Historically, the Company has not been a significant cash income tax payer.

The Company currently has several major real estate development projects under construction. The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services under such contracts total approximately $178 million. The Company expects to spend approximately $185 million to $195 million in calendar year 2006 for real estate development projects, including the construction of associated resort-related depreciable assets. The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s ski areas. Of the calendar 2006 estimate, the Company expects to incur approximately $65 million to $75 million for real estate development projects during the remainder of fiscal 2006. The Company expects real estate capital expenditures will be higher than historical levels for the next several years as the Company continues its vertical development efforts. As noted above, the Company obtained non-recourse financing to fund construction of the Arrabelle and Gore Creek Place projects; the Company expects to utilize similar financing arrangements for certain other development projects. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its resort-related (Mountain and Lodging) operations, and expects to continue to invest significant cash in the future. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. The Company currently anticipates it will spend $75 million to $80 million of resort-related capital expenditures for calendar 2006 excluding projects arising from real estate activities noted above. This capital investment will allow the Company to maintain its high quality standards, as well as for incremental discretionary improvements including those at the Company’s five ski resorts and throughout its hotels. Included in these annual capital expenditures are approximately $30 million to $40 million which are necessary to maintain the appearance and level of service appropriate to the Company’s resort-related operations. Highlights of these proposed discretionary expenditures include a new gondola at Breckenridge to connect the Town to Peaks 7 and 8; an expanded spa at the Keystone Lodge; snowmaking upgrades at Vail, Beaver Creek, Keystone and Breckenridge; on-mountain restaurant upgrades at Vail, Beaver Creek and Heavenly; marketing and sales related technology enhancements; and build-out of the new corporate headquarters, among other projects. Of the calendar 2006 estimate, the Company expects to incur approximately $10 million to $20 million in capital expenditures for Resort operations during the remainder of fiscal 2006. The Company plans to utilize cash flow from operations, cash on hand and, as necessary, borrowings under its Credit Facility to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company’s long-term debt ($491.3 million of the total $521.3 million debt outstanding as of April 30, 2006) are not due until fiscal 2011 and beyond.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $62.2 million of variable-rate debt outstanding as of April 30, 2006. A 100-basis point (or 1.0%) change in LIBOR would cause the Company’s annual interest payments to change by approximately $622,000. The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company’s long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to three million shares of common stock. As of April 30, 2006, the Company has not repurchased any shares. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The Company is under no obligation to purchase any shares under the stock repurchase program and the timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company’s common stock, and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

The Company was in compliance with all relevant covenants in its debt instruments as of April 30, 2006. The Company expects it will meet all applicable quarterly financial covenants in its debt instruments, including the Funded Debt to Adjusted EBITDA ratio, in fiscal 2006. However, there can be no assurance that the Company will meet its financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Capital Structure

In September 2004, the Company and Apollo Ski Partners, L.P. (“Apollo”) entered into a Conversion and Registration Rights Agreement (the “Conversion Agreement”), pursuant to which Apollo converted all of its Class A common stock into shares of the Company’s common stock. Apollo distributed the shares to its partners in proportion to each partner’s interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Conversion Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn) covering certain of the shares to be owned by the limited partners of Apollo. As a result of this agreement, the Company now has only one class of directors. Previously, the holders of the Company’s Class A common stock elected the Class 1 directors and the holders of the Company’s common stock elected the Class 2 directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

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

As a result of adopting SFAS 123R on August 1, 2005, the Company’s income before income taxes and net income for the three months ended April 30, 2006 decreased $1.1 million and $661,000, respectively, and for the nine months ended April 30, 2006 decreased $4.3 million and $2.7 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company’s compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.02 and $0.07 for the three and nine months ended April 30, 2006, respectively. See Notes 2, Summary of Significant Accounting Policies, and 12, Stock Compensation Plans, of the notes to consolidated condensed financial statements, for more information regarding the implementation of SFAS 123R.

CAUTIONARY STATEMENT

Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, and “continue” or similar words. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to:

•	economic downturns;
•	terrorist acts upon the United States;
•	threat of or actual war;
•	our ability to obtain financing on terms acceptable to us to finance our real estate investments, capital expenditures and growth strategy;
•	our ability to develop our resort and real estate operations;
•	competition in our Mountain and Lodging businesses;
•	failure to commence or complete the planned real estate development projects;
•	failure to achieve the anticipated short and long-term financial benefits from the planned real estate development projects;
•	implications arising from new FASB/governmental legislation, rulings or interpretations;
•	termination of existing hotel management contracts;
•	our reliance on government permits or approvals for our use of federal land or to make operational improvements;
•	our ability to integrate and successfully operate future acquisitions;
•	expenses or adverse consequences of current or future legal claims;
•	shortages or rising costs in construction materials;
•	adverse changes in the real estate market;
•	unfavorable weather conditions; and
•	our ability to efficiently complete the relocation of the Company’s corporate and administrative operations.

Readers are also referred to the uncertainties and risks identified in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2006, the Company had $62.2 million of variable rate indebtedness, representing 11.9% of total debt outstanding, at an average interest rate during the nine months ended April 30, 2006 of 5.1%. Based on the variable-rate borrowings outstanding as of April 30, 2006, a 100 basis-point (or 1.0%) change in LIBOR would have caused the Company’s interest payments to change by approximately $52,000 calculated on a monthly basis.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act or 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Management Agreement by and between Beaver Creek Resort Company of Colorado and Vail Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the registration statement on Form S-4 of Gillett Holdings, Inc. (File No. 33-52854) including all amendments thereto.)

10.2	Forest Service Unified Permit for Heavenly ski area. (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)
10.3(a)	Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(b)	Amendment No. 2 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(c)	Amendment No. 3 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(d)	Amendment No. 4 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(e)	Amendment No. 5 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(a)	Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(f)	Amendment No. 5 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)
10.5(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.6(a)	Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.6(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.6(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
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

10.9(a)*

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the registration statement on Form S-2/A of Vail Resorts, Inc. (File No. 333-5341) including all amendments thereto.)

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

10.13*	1996 Stock Option Plan (Incorporated by reference to the Exhibit 10.26 of the registration statement on Form S-2/A, File No. 333-5341.)
10.14*	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
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

10.16(c)

Second Amendment to Fourth Amended and Restated Credit Agreement among The Vail Corporation, the Required Lenders and Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.17*	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the registration statement on Form S-8 of Vail Resorts, Inc., File No. 333-32320.)
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

10.20(a)

Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005. (Incorporated by reference to Exhibit 10.18(a) of the Company’s Quarterly Report on Form 10-Q for the period ending April 30, 2005.)

10.20(b)

First Amendment to Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 10, 2005. (Incorporated by reference to Exhibit 10.18(b) of the Company’s Quarterly Report on Form 10-Q for the period ending April 30, 2005.)

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

10.27*	Form of Restricted Share Agreement. (Incorporated by reference to Exhibit 10.4 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.28*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.5 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.29*	Stock Option Letter Agreement between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.30*	Restricted Share Agreement between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.31

Purchase and Sale Contract between JHL&S, LLC and Lodging Capital Partners, LLC, dated December 22, 2005. (Incorporated by reference to Exhibit 10.32 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.32(a)

Construction Loan Agreement dated January 31, 2006 among Arrabelle at Vail Square, LLC, U.S. Bank National Association and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 33(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.32(b)

Completion Guaranty Agreement by and between The Vail Corporation and U.S. Bank National Association dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.32(c)

Completion Guaranty Agreement by and between Vail Resorts, Inc. and U.S. Bank National Association dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.33

Supplemental Indenture dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.34 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.34*	Relocation and Separation Policy for Executives. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 14, 2006.)
10.35*

Separation Agreement and General Release, dated as of April 15, 2006, between Edward E. Mace and RockResorts International, LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 20, 2006.)

10.36*

Employment Agreement, dated as of May 4, 2006, between Keith Fernandez and Vail Resorts Development Company. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 9, 2006.)

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

99.2

Purchase and Sale Agreement between VR Holdings, Inc. as Seller and GHR, LLC as Purchaser dated December 8, 2004. (Incorporated by reference to Exhibit 99.2 on Form 8-K of Vail Resorts, Inc. dated December 8, 2004.)

*Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 7, 2006

Vail Resorts, Inc.
By:	/s/ JEFFREY W. JONES
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer

Dated:	June 7, 2006