Form 10-K
period 2006-07-31
VAIL RESORTS INC
filed 2006-10-05
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006

མ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number:  1-9614

Vail Resorts, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0291762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Interlocken Crescent, Suite 1000, Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)

(303) 404-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes མ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ྈ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
☒ Yes མ No

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
ྈ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $30.39 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2006 (the last business day of the Registrant's most recently completed second quarter) was $914,147,064.

As of September 29, 2006, 38,753,220 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Annual Meeting of Shareholders is incorporated by reference herein into Part III, Items 10 through 14.

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K (this “Form 10-K”) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
•	economic downturns;
•	terrorist acts upon the United States;
•	threat of or actual war;
•	unfavorable weather conditions;
•	our ability to obtain financing on terms acceptable to us to finance our real estate investments, capital expenditures and growth strategy;
•	our ability to continue to grow our resort and real estate operations;
•	competition in our Mountain and Lodging businesses;
•	termination of existing hotel management contracts;
•	adverse changes in real estate markets;
•	failure to commence or complete the planned real estate development projects;
•	failure to achieve the anticipated short and long-term financial benefits from the planned real estate development projects;
•	shortages or rising costs in construction materials;
•	implications arising from new Financial Accounting Standards Board(“FASB”)/governmental legislation, rulings or interpretations;
•	our reliance on government permits or approvals for our use of federal land or to make operational improvements;
•	our ability to integrate and successfully operate future acquisitions; and
•	adverse consequences of current or future legal claims.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. The Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1. BUSINESS.

General

Vail Resorts, Inc. was organized as a public holding company in 1997 and operates through various subsidiaries (collectively, the "Company"). The Company's operations are grouped into three segments: Mountain, Lodging, and Real Estate, which represented approximately 74%, 19% and 7%, respectively, of the Company's revenues for the year ended July 31, 2006. The Company's Mountain segment owns and operates five premier ski resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile. The Company's Lodging segment owns and/or manages a collection of luxury hotels, a destination resort at Grand Teton National Park (the “Park”), and several strategic lodging properties located in proximity to the Company's ski resorts. Collectively, the Mountain and Lodging segments are considered the Resort segment. The Company's Real Estate segment holds, develops, buys and sells real estate in and around the Company's resort communities. Financial information by segment is presented in Note 15, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

The Company's portfolio of ski resorts currently includes:

•
Vail Mountain ("Vail")-- the largest single ski mountain complex in North America and the most visited ski resort in the United States for the 2005/06 ski season and currently ranked as the number one ski resort in North America by SKI magazine;

•
Breckenridge Mountain ("Breckenridge")-- an attractive destination resort with numerous après-ski activities, an extensive bed base, the second most visited resort in the United States for the 2005/06 ski season and currently ranked as the number six ski resort in North America by SKI magazine;

•
Keystone Resort ("Keystone")-- a year-round family-oriented vacation destination, the fifth most visited resort in the United States for the 2005/06 ski season and currently ranked as the number fourteen ski resort in North America by SKI magazine;

•
Heavenly Mountain Resort ("Heavenly")-- the third largest ski resort in North America, the eighth most visited resort in the United States for the 2005/06 ski season and currently ranked as the number seventeen ski resort in North America by SKI magazine; and

•
Beaver Creek Resort ("Beaver Creek")-- one of the world's premier luxury mountain resorts, the ninth most visited ski resort in the United States for the 2005/06 ski season and currently ranked as the number eight ski resort in North America by SKI magazine.

Vail, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts. Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, mountain biking, sight-seeing and other recreational activities.

The Company's Mountain segment derives revenue primarily through the sale of lift tickets and a comprehensive offering of amenities available to guests, including ski and snowboard lessons, retail merchandise and equipment rentals, a variety of dining venues, private club operations and other recreational activities. In addition to providing extensive guest amenities, the Company also engages, among other activities, in real estate brokerage services, technology services and the leasing of restaurant, retail and other commercial space.

There are approximately 720 ski areas in North America and approximately 475 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is "skier visit", which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access. During the 2005/06 ski season, combined skier visits for all North American ski areas were approximately 78.0 million and U.S. skier visits approximated 58.9 million. The Company's ski resorts had approximately 6.3 million skier visits during the 2005/06 ski season, or approximately 10.7% of U.S. skier visits, and an approximate 8.1% share of the North American market's skier visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Regional Airport, and the wide range of amenities available at each resort. Colorado has approximately 25 ski areas, six of which are classified as "Front Range Destination Resorts", including all of the Company's Colorado resorts, catering to both the Front Range and destination-skier markets. All Colorado ski resorts combined recorded approximately 12.5 million skier visits for the 2005/06 ski season. Skier visits at the Company's Colorado ski resorts totaled approximately 5.3 million which approximated 42.0% of all Colorado skier visits for the 2005/06 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, making it a convenient destination for both driving and destination guests. South Lake Tahoe, where Heavenly is located, is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings. Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada have approximately 21 ski resorts. Heavenly had approximately 1.0 million skier visits for the 2005/06 ski season, capturing approximately 13.0% of California's and Nevada's 7.8 million total skier visits for the ski season.

There are significant barriers to entry for new ski areas, due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. While most North American ski areas are individually owned and operated, the Company does compete with other major ski resorts, including Whistler Blackcomb, Copper Mountain, Park City, Deer Valley, Aspen/Snowmass, Mammoth Mountain, Winter Park, Steamboat, Northstar-at-Tahoe and Squaw Valley USA.

The ski industry is highly competitive. While the ski industry has performed well in recent years, with the six best seasons in history, in terms of U.S. visitation, occurring in the past seven years, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts or generating more revenue per skier visit. This has spawned a trend of increased spending on resort improvements to ensure the newest and best technology and to create new attractions. Larger ski resort owners, including the Company, generally have a competitive advantage over the individual operator, as the larger owners typically have better access to the capital markets and are also able to create synergies within their operations which enhance profitability. Attracting and retaining new participants to the sport will be the key to long-term sustainable growth for the industry. To this end, the Company has focused efforts in recent years on developing programs geared to entry-level participants as well as expanding attractions for non-skiers. The Company's primary competitors include the ski areas noted above, other ski areas in Colorado and Lake Tahoe, and other destination ski areas worldwide, as well as non-ski related vacation destinations.

There are a variety of factors that contribute to a skier's choice of ski resort, including terrain, challenge, grooming, service, lifts, accessibility, weather, snowfall, lodging and on- and off-mountain amenities. The Company's resorts consistently rank in the top 20 ski resorts in North America according to industry surveys, which the Company attributes to its resorts' ability to provide a high-quality experience in each of the above mentioned categories. The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2005/06 and other industry publications.

The Company's ski resorts compete effectively in all categories with respect to attracting day skiers and destination guests for the following reasons:

•
The Company has some of the most expansive and varied terrain in North America--Vail alone offers approximately 5,300 skiable acres and Heavenly offers approximately 4,800 skiable acres. The Company's five ski resorts offer nearly 17,000 skiable acres in aggregate, with substantial offerings for beginner, intermediate and advanced skiers.

•
With the growing popularity of freestyle skiing and riding, each of the Company's resorts is committed to providing exceptional terrain parks and pipes. Each resort has multiple parks and pipes that include terrain that will challenge expert and professional riders as well as areas for learning and children. Keystone’s A51 Terrain Park is one of the largest parks offering night riding in the country.

•
The Company is involved in initiatives that support the National Ski Area Association's programs to grow participation in snowsports. Each of the Company's resorts runs specific programs designed to attract and retain newcomers to snowsports.

•
The Company's locations in the Colorado Rocky Mountains receive average yearly snowfall of between 20 and 30 feet and the Sierra Nevada Mountains receive average yearly snowfall of between 25 and 35 feet, which is significantly higher than the average for all U.S. ski resorts.

•
The Company's Colorado resorts are proximate to both Denver International Airport and Eagle County Regional Airport, and Heavenly is proximate to both Reno/Tahoe International Airport and Sacramento International Airport. This provides ease of access to the Company's resorts for destination visitors.

•
The Colorado Front Range market, with a population of approximately 3.7 million, is within approximately 100 miles from each of the Company's Colorado resorts, with access via a major interstate highway.

•	Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay Area.

•	The Company continues to invest in the latest technology in ticketing and snowmaking systems, and the Company has an extensive fleet of grooming equipment.

•
The Company systematically replaces lifts, and in the past three fiscal years, the Company has installed seven high-speed chairlifts across its resorts: one four-passenger chairlift at Breckenridge, four four-passenger chairlifts at Beaver Creek and one six-passenger chairlift and one four-passenger chairlift at Heavenly. The Company is installing one eight-passenger gondola at Breckenridge for the 2006/07 ski season. At a minimum, the Company plans to install a four-passenger high-speed chairlift at Heavenly for the 2007/08 ski season.

•	The Company provides a wide variety of quality dining venues both on- and off-mountain, ranging from top-rated fine dining establishments to trailside express food service outlets.

•
The Company, through SSI Venture, LLC ("SSV"), has over 120 retail/rental outlets specializing in sporting goods including ski, golf and bicycle equipment. In addition to providing a major retail/rental presence at each of the Company's ski resorts, the Company also has retail/rental locations throughout the Colorado Front Range, at other Colorado ski resorts and in the San Francisco Bay Area.

•
The Company's twelve owned and managed hotels and inventory of approximately 1,800 managed condominium rooms (included in the operations of the Lodging segment) located in proximity to the Company's Colorado ski resorts provide accommodation options for all guests, with a variety of prices ranging from high upscale to moderate, which appeal to the varied needs of guests and families.

•
The Company is an industry leader in providing on- and off-mountain amenities, including substantial full-service retail and equipment rental facilities, mountain-top activities centers, and resort-wide charging, which enables guests to use their lift ticket or pass to make purchases at many Company-owned facilities. The Company's innovative frequent guest programs and extensive array of lift ticket products at varied price points provide value to guests.

•
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

•
The Company continually upgrades and expands available services and amenities through capital improvements and real estate development activities. Current projects include the major revitalization of the primary portals to Vail Mountain at Vail Village and LionsHead, collectively known as "Vail's New Dawn", developing new villages at the base of Breckenridge's Peaks 7 and 8, collectively known as “The Peaks of Breckenridge”, upgrading dining at Vail, Beaver Creek and Heavenly, a new gondola at Breckenridge connecting the town with Peaks 7 and 8, snowmaking upgrades at Vail, Beaver Creek, Keystone and Breckenridge and additional planning and development projects in and around each of the Company's resorts. The Company must obtain a variety of necessary approvals for certain of these projects before the Company can proceed with its overall plans.

•
As part of a long-standing commitment to responsible stewardship of its natural mountain settings, the Company recently launched two initiatives in environmental sustainability. First, it has chosen to offset 100% of its energy use by purchasing nearly 152,000 megawatt-hours of wind energy credits annually for its five mountain resorts, its lodging properties including RockResorts International, LLC (“RockResorts”) and Grand Teton Lodge Company (“GTLC”), all of its retail/rental locations and its new corporate headquarters in Broomfield, Colorado. Second, the Company is partnering with the National Forest Foundation to raise funds for various conservation projects in the White River National Forest in Colorado and the National Forests of Tahoe Basin in California/Nevada where the Company operates its five mountain resorts.

The Company promotes its resorts through an extensive marketing and sales program, which includes print media advertising in lifestyle and ski industry publications, direct marketing to a targeted audience, promotional programs, loyalty programs that reward frequent guests and sales and marketing directed at attracting groups, corporate meetings and convention business. Additionally, the Company markets directly to many of its guests through its websites and internet presence, which provide visitors with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein). The Company also enters into strategic partnerships with selected "name brand" companies to increase its market exposure and create opportunities for cross-marketing.

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April. In an effort to counterbalance the concentration of revenues in the winter months, the Company offers non-ski season attractions such as golf (included in the operations of the Lodging segment), guided hiking, sight-seeing and mountain biking. These activities also help attract destination convention business to the Company's resorts.

Lodging Segment

The Company's Lodging segment includes the following operations:

•	RockResorts--a luxury hotel management company with a portfolio of three Company-owned and five managed, third-party owned resort hotels with locations across the U.S.;

•	GTLC--a summer destination resort with three resort properties in the Park and the Jackson Hole Golf & Tennis Club (“JHG&TC”) near Jackson, Wyoming;

•
Six independently flagged Company-owned hotels (besides GTLC), management of the Vail Marriott Mountain Resort & Spa ("Vail Marriott") and Austria Haus Hotel and condominium management operations in and around the Company's Colorado ski resorts; and

•	Six owned resort golf courses.

The Lodging segment includes approximately 4,100 owned and managed hotel and condominium rooms in five states. All of the Company's resort hotels are mid-size and offer a wide range of services to guests.

The Company's portfolio of luxury and resort hotels currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
The Equinox	Manchester Village, VT	Manage	179
The Lodge at Vail	Vail, CO	Own	152
La Posada de Santa Fe	Santa Fe, NM	Manage	157
The Keystone Lodge	Keystone, CO	Own	152
Snake River Lodge & Spa	Teton Village, WY	Manage	140
Rosario Resort & Spa	San Juan Islands, WA	Manage	116
The Pines Lodge	Beaver Creek, CO	Own	70
The Lodge & Spa at Cordillera	Edwards, CO	Manage	65

Other Hotels:
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	37
Vail Marriott Mountain Resort	Vail, CO	Manage	345
& Spa
The Great Divide Lodge	Breckenridge, CO	Own	208
Inn at Keystone	Keystone, CO	Own	103
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Inn at Beaver Creek	Beaver Creek, CO	Own	46
Austria Haus Hotel	Vail, CO	Manage	25
Ski Tip Lodge	Keystone, CO	Own	10

The Company's Lodging strategy seeks to complement and enhance its ski resort operations through the ownership or management of lodging properties in proximity to its ski resorts. In the years ended July 31, 2006 and 2005, the Company successfully executed its strategy to reduce hotel ownership in favor of selectively increasing its managed property portfolio. In addition, the Company will continue to seek additional hotel management opportunities through its RockResorts brand.

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of the RockResorts’ hotels place them in the luxury category and certain of the Company’s other hotels are categorized in the luxury or upper upscale segments of the hotel market, which represents hotels achieving the highest average daily rates ("ADR") in the industry, and includes such brands as the Ritz-Carlton, Four Seasons and Starwood's Luxury Collection hotels. The luxury and upper upscale segments consist of approximately 625,000 rooms at over 1,660 properties worldwide as of July 2006. For the year ended July 31, 2006, the Company's owned hotels, which includes a combination of certain RockResorts, as well as other hotels around the Company’s resorts, had an overall average ADR of $160.46, a paid occupancy rate of 65.0% and revenue per available room (“RevPAR”) of $104.24, as compared to the upper upscale segment’s average ADR of $147.41, a paid occupancy rate of 71.4% and RevPAR of $105.21. The Company believes that this comparison to the upper upscale category is appropriate as its mix of owned hotels include those in the luxury and upper upscale categories, as described above, as well as certain of its hotels that fall in the upscale category. The highly seasonal nature of the Company's hotel properties results in lower average occupancy as compared to the general industry.

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. The Company's properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels as well as facilities owned or managed by national and international chains, including such brands as Ritz-Carlton, Four Seasons, Westin, Hyatt, Hilton, Marriott and Starwood's Luxury Collection. The Company's lodging strategy, through RockResorts, is focused on the resort hotel niche within the luxury segment. The Company's properties also compete for convention and conference business across the national market. The Company believes it is highly competitive in this niche for the following reasons:

•	All of the Company's hotels are located in highly desirable resort destinations.

•
The Company's hotel portfolio has achieved some of the most prestigious hotel designations in the world, including two hotels designated as Leading Hotels of the World, five designated as Preferred Hotels & Resorts and two designated as Historic Hotels of America. The Company has six properties and four hotel restaurants in its portfolio that are currently rated as AAA 4-Diamond.

•	The RockResorts brand is an historic brand name with a rich tradition associated with high quality luxury resort hotels.

•	Many of the Company's hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience.

•
Many of the hotels in the Company's portfolio provide a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa facilities, water sports and a number of other outdoor activities as well as highly acclaimed dining options.

•
Conference space with the latest technology is available at most of the Company's hotels. In addition, guests at Keystone can use the Company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space.

•
The Company has a central reservations system in Colorado that leverages off of its ski resort reservations system and has a web-based central reservation system that provides guests with the ability to plan their vacation online. Non-Colorado properties are served by a central reservations system and global distribution system provided by a third party.

•
The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of the properties. Recent projects include an extensive room upgrades at The Lodge at Vail, renovation of the Avanyu Spa at La Posada de Santa Fe, renovation of the hotel room bathrooms at La Posada de Santa Fe and the addition of new meeting space and a remodel of the fitness center and spa at the Vail Marriott. Planned and current projects include the rebuild of the clubhouse and a number of golf course improvements at JHG&TC, extensive facility and technology upgrades at GTLC’s properties within the Park, a full remodel of the Vail Marriott Grand Ballroom, a new 9,000 square foot Avanyu Spa and guest suites at The Lodge at Vail being completed in connection with the "Front Door" project in Vail, extensive upgrades to a portion of The Pines Lodge bathrooms, full renovation and repositioning of the Village at Breckenridge and five additional rooms being added to the Snake River Lodge & Spa (“SRL&S”).

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

The Company also owns and operates GTLC, which was the Company's first resort with a predominantly summer operating season. GTLC is based in the Jackson Hole area in Wyoming and operates within the Park and recently was awarded a new 15 year concessionaire agreement with the National Park Service (“NPS”). GTLC also owns JHG&TC, which is located outside of the Park near Jackson, Wyoming. GTLC's operations within the Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 385 areas within the National Park System covering approximately 84 million acres across the United States and its territories. Of the 385 areas, 58 are classified as National Parks. There are more than 500 NPS concessionaires, ranging from small privately-held businesses to large corporate conglomerates. The NPS uses "recreation visits" to measure visitation within the National Park System. In calendar 2005, areas designated as National Parks received approximately 63.5 million recreation visits. The Park, which spans approximately 310,000 acres, had 2.5 million recreation visits during calendar 2005, or approximately 4% of total National Park recreation visits. Four concessionaires provide accommodations within the Park, including GTLC. GTLC offers three lodging options within the Park: Jackson Lake Lodge, a full-service, 385-room resort with conference facilities which can accommodate up to 700 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 350 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries, and fine-dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided park tours. Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Park operate near full capacity during their operating season.

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations). In recent years, the Company has grown its business by offering more off-season activities to help offset the seasonality of the Company's lodging business, including golf and group business. The Company owns and operates six golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC and the Tom Fazio and Greg Norman course at Red Sky Ranch near the Beaver Creek Resort. JHG&TC was ranked the second best course in Wyoming for 2006 by Golf Digest, the Tom Fazio course was the sixth best course in Colorado for 2006 by Golf Digest, and the Greg Norman course was ranked the ninth best course in Colorado for 2006 by Golf Digest and 24th in the U.S. in the 2006 "Top 100 You Can Play" by Golf Magazine.

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado and in Teton County, Wyoming. The Company's real estate operations, through Vail Resorts Development Company ("VRDC"), a wholly owned subsidiary of the Company, include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings. In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's mountain and lodging operations through (1) the creation of additional resort lodging which is available to guests, (2) the ability to control the architectural themes of the Company's resorts, (3) the creation of unique facilities and venues (primarily restaurant, retail and private club operations) which provide the Company with the opportunity to create new sources of recurring revenue and (4) the expansion of the Company's property management and commercial leasing operations. Additionally, in order to facilitate the sale of real estate development projects, the projects often include the construction of amenities for the benefit of the development, such as chairlifts, gondolas, ski trails or golf courses. While these improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit mountain and lodging operations.

VRDC often seeks to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling developed and entitled land to third party developers for cash payments prior to the commencement of construction, while retaining approval of the development plans as well as an interest in the developer's profit. The Company also typically retains the option to purchase, at cost, any retail/commercial space created in a development. The Company is able to secure these benefits from third party developers because of the high property values and strong demand associated with property in close proximity to the Company's mountain resort facilities. In instances where the Company determines the business model warrants, the Company will undertake the risk of vertical development itself, as it is doing or proposes to do for certain projects including Vail's New Dawn, JHG&TC and The Peaks of Breckenridge. The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price contracts, pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects.

VRDC's principal activities include (1) the vertical development of certain residential and mixed-use condominium projects consisting of planning, design, construction and sale of real estate units, which also benefit the Company's mountain and lodging operations (such as properties located at a main base facility), (2) the sale of single-family homesites to individual purchasers, (3) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, single family home, lodge and mixed use developments, (4) the zoning, planning and marketing of resort communities (such as Red Sky Ranch, JHG&TC and The Peaks of Breckenridge), (5) arranging for the construction of the necessary roads, utilities and mountain infrastructure for new resort communities and (6) the purchase of selected strategic land parcels for future development.

VRDC's current development activities are focused on (1) the redevelopment of Vail’s LionsHead base area and West LionsHead, including the development of the Arrabelle at Vail Square (“Arrabelle”) and the Gore Creek Place (“Gore Creek”) townhomes currently under construction, as well as the planning for what could include over 800,000 additional saleable square feet of real estate, including The Ritz Carlton Residences, Vail, (2) the development of the Vail Front Door project in Vail Village, including The Lodge at Vail Chalets, (3) The Peaks of Breckenridge project, including the development and/or sale of land parcels at the base areas of Breckenridge Peaks 7 and 8, (4) the Jackson Hole area residential and golf development, (5) expansion of infrastructure at Red Sky Ranch to facilitate additional lot sales at the Red Sky Ranch residential development, (6) continued development of the Mountain Thunder project in Breckenridge and (7) additional planning and development projects in and around each of the Company's resorts.

Employees

The Company, through certain operating subsidiaries, currently employs approximately 3,100 year-round and 10,700 seasonal employees. In addition, the Company employs approximately 1,100 year-round and 400 seasonal employees on behalf of the managed hotel properties. As of July 31, 2006, none of the Company's employees were unionized. The Company considers employee relations to be good.

Regulation and Legislation

Special Use Permits

The Company has been granted the right to use federal land as the site for ski lifts and trails and related activities, under the terms of Special Use Permits granted by the USDA Forest Service (the "Forest Service"). The Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. While virtually all of the skiable terrain on Vail, Breckenridge, Heavenly and Keystone is located on Forest Service land, a significant portion of the skiable terrain on Beaver Creek Mountain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on Company-owned land. In addition to the use of Forest Service land, Heavenly operates four separate base areas, all of which are located on Company-owned land.

The permits originally granted by the Forest Service were (1) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (2) Special Use Permits that are terminable at will by the Forest Service. In November 1986, a new law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years. The unified Term Special Use Permits for the Company’s Colorado resorts were amended in 2003 to reflect the permit boundary maps and acreage amounts set forth in the new White River National Forest Plan. Changes to the permit boundaries are not material to the Company's plans. Vail operates under a unified Term Special Use Permit for the use of 12,226 acres that expires October 31, 2031. Breckenridge operates under a unified Term Special Use Permit for the use of 5,702 acres that expires December 31, 2029. Keystone operates under a unified Term Special Use Permit for the use of 8,376 acres that expires December 31, 2032. Beaver Creek operates under a unified Term Special Use Permit for the use of 3,801 acres that expires December 31, 2038. Heavenly operates under a Term Special Use Permit for the use of 7,050 acres and expires May 1, 2042.

For use of the Special Use Permits, the Company pays a fee to the Forest Service ranging from 1.5% to 4.0% of sales occurring on Forest Service land. Included in the calculation are sales from, among other things, lift tickets, ski school lessons, food and beverages, equipment rentals and retail merchandise.

The Forest Service can terminate most of the Company's permits if it determines that termination is required in the public interest. However, to the Company's knowledge, no recreational Special Use Permit, Term Special Use Permit or unified Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permitee.

Federal Regulations, Company Proposals and Related Approvals

Certain of the Company's resort and lodging operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and U.S. Army Corps of Engineers approvals, discussed herein. In particular, the Company's operations are subject to environmental laws and regulations, and compliance with such laws and regulations may require expenditures or modifications of the Company's development plans and operations in a manner that could have a detrimental effect on its results of operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect to the Company, or that material permits, licenses, or approvals will not be terminated, not be renewed or be renewed on terms or interpreted in ways that are materially less favorable to the Company. Although the Company believes that it will be successful in implementing its development plans and operations in ways satisfactory to it, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

Breckenridge Regulatory Matters

In August 1998, the Company received the approval of the Forest Service to develop a chairlift, other skier facilities and associated skiing terrain on Peak 7, and a teaching chairlift, two new ski trails and additional snowmaking on Peak 9, all located at Breckenridge. Part of the trail and mountain improvements on Peak 7 has been completed new trails opened for skiing for the 2001/02 ski season and direct lift service thereto began in the 2002/03 ski season. The Company has also received approval from the Forest Service to change the proposed location of a restaurant initially proposed for the top of Peak 7 to a mid-mountain location. To date, the Company has completed a small portion of the snowmaking improvements.

As part of the Peak 7 approval and development process, certain federal agencies expressed concern about the analysis of potential future development on private land that the Company owns at the base of Peak 7. In response to an administrative appeal of the Forest Service approval decision by certain individuals and groups, the Regional Forester upheld the approval of the Peak 7 and 9 projects in November 1998. The Forest Service subsequently reviewed the Company's proposed changes to develop gondola access to the Peak 7 base area and to move the lower terminal of the lift servicing the terrain and base area from public lands to private land owned by the Company. Based on an interdisciplinary review of the proposed changes, the Forest Service determined in September 2000 that the new information and changes to the proposal did not require an update or revision of the 1998 Environmental Assessment (“EA”) or decision notice. Construction of the gondola under the Peak 7 approval and development process was initiated during the fourth quarter of the year ended July 31, 2006. The Company expects the gondola to be completed during the second quarter of the year ending July 31, 2007, available to service guests for the majority of the 2006/07 ski season. The gondola has a terminal in the Town of Breckenridge (the “Town”), surrounded by Company-owned parking facilities; a terminal in Shock Hill residential neighborhood; a terminal at the base of Peak 7 and a terminal at the base of Peak 8.

The U.S. Army Corps of Engineers considered the development of the base facilities on private land and the ski area improvements on public land as combined actions and issued one permit for the combined projects. The permit contains strict conditions related to the permissible impact to wetlands connected with the real estate project. In May 2002, the Company signed a Preliminary Agreement with the Town of Breckenridge, which allows the Company to proceed with the review of the Breckenridge Ski Area Master Development Plan (the “Breckenridge Master Plan”) with specified density. In September 2002, the town approved a Development Agreement which allowed the Planning Commission to review the Company's Breckenridge Master Plan amendment with certain components that would otherwise have varied from the town's Development Code. The amended Breckenridge Master Plan was approved by the Town in June 2003. In the summer of 2005, the Company submitted a proposal to the Town to further amend its Breckenridge Master Plan to transfer up to 60 units of density which were not constructed at Mountain Thunder up to the Peak 7 development. Approval of this amendment was received in the spring of 2006.

In August 2005, the Company received approval from the Forest Service for construction of a chairlift to the summit of Peak 8 and this lift was completed for the 2005/06 ski season. Finally, the Company will begin the process of preparing a programmatic update to the Breckenridge Master Plan this fall. No environmental documentation will be required for this update, with project specific analysis occurring prior to project implementation.

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

In 2003, the Company submitted a proposal to conduct snowcat skiing on 583 additional skiable acres within the Keystone permit boundary on Little Bowl and Erickson Bowl. The Forest Service approved this proposal and Keystone conducted snowcat skiing operations in those areas during the 2004/05 ski season and intends to continue to do so. In May 2005, Keystone submitted a proposal for an additional 278 acres of snowcat skiing in the Independence and Bear Mountain areas north and east of the existing snowcat skiing at Keystone but also within its permit boundaries. The Forest Service approved this proposal and Keystone will be conducting snowcat skiing on a total of 861 acres for the 2006/07 ski season. The Company is currently revising the Keystone Master Ski Area Development Plan and expects that process to be concluded by fall 2007. Finally, the Company is preparing an EA for a proposed four mile pipeline to transport water from Keystone's Montezuma Shaft diversion point to the Keystone River snowmaking pumping station. The Company expects this EA to be completed in late 2006 or early 2007, which would significantly increase the efficiency of snowmaking at Keystone and have the additional effect of improving water quality in the Snake River.

Vail and Beaver Creek Regulatory Matters

In the spring of 2000, the Company submitted a proposal to the Forest Service concerning additional snowmaking on Vail and a race facility expansion at Vail's Golden Peak. The Company withdrew this proposal and intends to submit a new proposal to combine these projects with a new master plan update for Vail. Also, the Company has completed a land exchange with the Forest Service involving land at the Vail Village base area in connection with the Company's Vail Front Door development project. In 2003, the Company submitted a proposal to the Forest Service to install a new chair lift in Vail's Sundown Bowl and to upgrade the existing Chair 5 to a high-speed, detachable quad chair lift. This proposal was put on hold temporarily but the Company expects to resubmit it in the near future. Finally, in 2004 the Company submitted a proposal to the Forest Service to replace Vail Chairs 10 and 14. This proposal was approved and Vail expects to complete this project in the next several years.

In 2001, the Company submitted a proposal to the Forest Service concerning the construction of a gondola connecting the Town of Avon with Beaver Creek (the "Gondola Proposal"), a portion of which would cross public lands on Beaver Creek within the Company's existing permit boundaries. The Gondola Proposal was approved by the Forest Service but was modified in 2003, and the gondola conveyance was replaced with the installation of two individual chairlifts prior to the 2004/05 ski season. These new chairlifts carry guests from the bottom of Bachelor Gulch to Beaver Creek. With the Company's sale of a land parcel located in the Town of Avon to a third party developer, a gondola connecting that parcel in the Town of Avon with the lower of the two new chairlifts is currently under construction and is scheduled for completion prior to the 2007/08 ski season. This gondola will be owned by the Confluence Metropolitan District and operated and maintained by the Company under contract.

In 2004, the Company submitted a proposal to the Forest Service for the addition of approximately 150 skiable acres of expert terrain on the eastern flank of Beaver Creek’s upper mountain. An EA for this project, which involved the clearing of 4 acres of trees, was completed in August 2005. The initial Record of Decision (“ROD”) was unsuccessfully appealed and the final decision approving the project was issued in February 2006. Project construction began in July 2006 and the additional skiable acreage should be available for the 2006/07 ski season.

In June 2005, the Company submitted a proposal to the Forest Service to construct a chairlift west of Vail’s LionsHead portal to service existing and potential future residential and commercial development in the area. This proposal was approved in March 2006 and the administrative appeals period for this approval has expired. The Company is participating in the Town of Vail’s West LionsHead Planning Process and the project implementation timeline will be addressed after the conclusion of that process. The Company cannot predict when the Town of Vail’s process will conclude.

Revision of Forest Plan

The ROD approving the new White River National Forest Land Resource Management Plan (the "Forest Plan") was issued by the Forest Service in April of 2002. The Forest Plan sets certain broad regulatory and planning requirements, as well as land use planning, that pertain to recreational, operational and development activities at the Company's four Colorado ski resorts. The ROD was appealed to the Chief of the Forest Service by the Company and several other interested parties, including environmental groups holding positions opposite to those of the Company. The Chief's decision on the appeals was issued on September 22, 2004, and was further modified by a Discretionary Review of the Deputy Undersecretary of Agriculture on December 2, 2004. The Company prevailed on several important issues in both the Chief's decision and the Discretionary Review.

To date, no appellant has filed an action for judicial review of the final decision in Federal court. It is impossible at this time to predict whether an action for judicial review will be filed, and if so, whether the resolution of it would have a material adverse impact on the Company.

Heavenly Regulatory Matters

Prior to the Company's acquisition of Heavenly, the State of California Regional Water Quality Control Board, Lahontan Region (“Lahontan”), and the El Dorado County Department of Environmental Management required Heavenly's prior owner to conduct an environmental compliance cleanup at a vehicle maintenance facility at Heavenly. This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998. All cleanup work has been completed in accordance with the approved work plan and a new underground vault, piping and overflow protection system was installed to prevent any further releases. A final report was submitted on March 31, 2003 to the above two agencies. In late 2004, Heavenly was notified by Lahontan that additional monitoring and reporting would be required following snowmelt in 2005 using the three existing monitoring wells. However, because no water was found in the existing monitoring wells, Lahontan required Heavenly to continue sampling for one more year and groundwater was sampled on two separate occasions in spring 2006 pursuant to the approved work plan. A monitoring report was submitted to Lahontan which indicated low levels of diesel in the most distant well. No other contaminants were detected during the monitoring period and Heavenly’s position outlined in its report to Lahontan is that the residual petroleum compounds do not represent a threat to human health, do not represent a threat to surface water quality and do not represent a threat to groundwater quality. No response has been received from Lahontan as of this date.

In July 2003, Heavenly received updated waste discharge requirements ("WDRs") for all lands and facilities within the resort which are located within the State of California. This includes National Forest lands as well as fee-owned lands. The approval was given by the State of California Water Resources Control Board, Lahontan Region. The approved WDRs will permit Heavenly to continue winter and summer operations and to continue with implementation of the approved Heavenly Ski Area Master Plan ("Heavenly Master Plan"). WDRs are normally valid for ten years.

In 1996, the Heavenly Master Plan was approved by the Forest Service, the Tahoe Regional Planning Authority (“TRPA”) and the underlying units of local government with jurisdiction. To permit new and upgraded trails, lifts, snowmaking, lodges and other facilities, Heavenly sought to update the Heavenly Master Plan and submitted a "Master Plan Amendment" to those same agencies in 2005. Initially slated to be completed under an EA, the Forest Service and the TRPA notified Heavenly that an Environmental Impact Report/Statement (“EIR”) would be required for project approval. The review and approval process has commenced and is scheduled to conclude in 2006. The Company expects to complete the first phase of the capital projects contained in the Master Plan Amendment in 2007. Included in this first phase is the construction of a high-speed, detachable quad chair lift, which construction the Company expects to take place during the summer of 2007, with completion prior to the start of the 2007/08 ski season.

On March 16, 2006, Heavenly received an extension from the Douglas County Board of County Commissioners for final submittal of a design review application for the 120-unit Planned Development at Stagecoach Lodge in Douglas County, Nevada, originally approved in 2000. This extension is valid for one year after TRPA approval of Heavenly’s Master Plan Amendment or the Forest Service approval of the same, whichever occurs first.

Also, in March 2006, Heavenly received an extension of a 1985 allocation of 55 water units (each water unit equals approximately 500 gallons/day) for the same Stagecoach Lodge Planned Development project from the Kingsbury General Improvement District ("KGID"). KGID is the water and sewer district that services the Stagecoach Lodge. Water allocation units for this service area are limited by the State of Nevada. However, based on KGID's gallons/day consumptive use formula, and an additional 65 in-basin water units held by Heavenly (subject to a recorded parcel boundary consolidation document that was approved by the Nevada State Engineer on September 30, 1998), a total of 120 water allocation units are available to serve the 120 units approved by Douglas County.

GTLC Concession Contract Process

GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Park under a concession contract with the NPS. In accordance with Federal law, the NPS had considered competitive bids for a new concession contract as the Company’s contract had expired, and in May 2006, the Company was informed it was awarded a new 15 year agreement to continue as the concessionaire for GTLC. The Company expects to execute the contract within the current calendar year. Provisions of the new agreement include an increase in the NPS franchise fee. On an annual basis, effective January 1, 2007, assuming final approval by the United States Congress and the NPS, the Company will pay approximately $2.0 million more annually in franchise fees to the NPS than it has previously incurred. Additionally, the Company expects the new contract will require capital improvement outlays in excess of historical expenditures.

Available Information

The Company's reports to the Securities and Exchange Commission (“SEC”) information, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act") that are available free of charge on the Company's corporate website (www.vailresorts.com) as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC. In addition, the Company's Code of Ethics is available on its website. No content of the Company's corporate website is incorporated by reference herein. Copies of any materials the Company files with the SEC can be obtained at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS.

The risks below should carefully be considered together with the other information contained in this report. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial may also materially affect its business, financial condition and results of operations.

Risks Related to the Company’s Business

The Company’s business is seasonal. The Company's Mountain and Lodging operations are seasonal in nature. In particular, revenue and profits for the Company's Mountain and most of its Lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company's owned golf courses occur during the summer months while the winter season generally results in operating losses. However, revenue and profits generated by GTLC's summer operations, management fees from those managed properties and golf operations are not sufficient to fully offset the Company's off-season losses from its Mountain and other Lodging operations. For the year ended July 31, 2006, 78.9% of total combined Mountain and Lodging revenue was earned during the second and third quarters. In addition, the timing of major holidays can impact vacation patterns and therefore visitation at the Company's ski resorts. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

The Company is vulnerable to the risk of unfavorable weather conditions. The ability to attract visitors to the Company’s resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and the Company's revenues and profits. Unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the Company's mountain resorts. In the past 20 years, the Company's Colorado ski resorts have averaged between 20 and 30 feet of annual snowfall and Heavenly receives average yearly snowfall of between 25 and 35 feet, significantly in excess of the average for United States ski resorts. However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the future. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. In addition, a severe and prolonged drought could affect the Company’s otherwise adequate snowmaking water supplies or increase the cost of snowmaking. Unfavorable weather conditions such as drought and tornadoes can adversely affect the Company's other resorts and lodging properties as vacationers tend to delay or postpone vacations if weather conditions differ from those that typically prevail at such resorts for a given season. There is no way for the Company to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation. To some extent, the Company mitigates against impacts from weather through the sales of season passes, as most weather sensitive visitors to the Company’s ski resorts tend to be from the Colorado Front Range, to which the Company markets season pass products in Colorado. Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall.

The Company is subject to the risk of economic downturns. Periods of economic slowdown or recession, whether national, regional or international, may decrease the discretionary spending of the Company’s customers. Actual or perceived fear of recession may also lead to decreased discretionary spending. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and can be adversely affected by economic slowdown or recession, which, in turn, could negatively impact the Company’s operating results. This could further be exacerbated by the fact that the Company charges some of the highest ticket prices in the ski industry. While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic. Similarly, there can be no assurance that a decrease in the amount of discretionary spending by the public would not have an adverse effect on the Company’s results of operations.

The Company depends on a seasonal workforce. The Company's Mountain and Lodging operations are largely dependent on a seasonal workforce. The Company recruits worldwide to fill staffing needs each season and utilizes visas to enable the use of foreign workers. In addition, the Company manages seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. While the Company does not currently foresee the need to increase seasonal wages to attract employees, the Company cannot guarantee that such an increase will not be necessary in the future. In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers who are an important source for the seasonal workforce. Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact on results of operations.

Terrorist acts upon the United States and acts of war (actual or threatened) could have a material adverse effect on the Company. The terrorist acts carried out against the United States on September 11, 2001 and the war with Iraq and its aftermath adversely impacted the international travel and leisure industry. Additional terrorist acts against the United States and the threat of or actual war by or upon the United States could depress the public's propensity to travel, upon which the Company's operations are highly dependent, which could have a material adverse impact on the Company's results of operations.

The Company faces significant competition. The ski resort and lodging industries are highly competitive. The number of people who ski in the United States (as measured in skier visits) has generally ranged between 52 million and 59 million annually over the last decade, with approximately 58.9 million visits for the 2005/2006 ski season. The factors that the Company believes are important to customers include:

• proximity to population centers;

• availability and cost of transportation to ski areas;

• ease of travel to ski areas (including direct flights by major airlines);

• pricing of products and services;

• snowmaking facilities;

• type and quality of skiing offered;

• duration of the ski season;

• weather conditions;

• number, quality and price of related services and lodging and

• reputation.

The Company has many competitors for its ski vacationers, including other major resorts in Colorado, Lake Tahoe and other major destination ski areas worldwide. The Company’s destination guests can choose from any of these alternatives, as well as non-skiing vacation destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

RockResorts hotels and the Company’s other hotels compete with numerous other hotel companies that may have greater financial resources than the Company does and that may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than the Company can. The Company believes that developing and maintaining a competitive advantage will require continued investment by the Company in its resorts. The Company cannot assure that it will have sufficient resources to make the necessary investments to do so, and the Company cannot assure that it will be able to compete successfully in this market or against such competitors.

The Company’s future acquisitions might not be successful. Historically, the Company has acquired certain ski resorts and other destination resorts and hotel properties, as well as developable land in proximity to these resorts. The Company cannot make assurances that it will be able to continue to successfully integrate and manage these acquired properties profitably or increase its profits from these operations. The Company continually evaluates potential acquisitions and intends to actively pursue acquisition opportunities, some of which could be significant. The Company would face various risks from additional acquisitions, including:

• inability to integrate acquired businesses into the Company’s operations;

• diversion of the Company’s management’s attention;

• potential increased debt leverage and

• unanticipated problems or liabilities.

In addition, the Company runs the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements for such properties may prove inaccurate.

The Company’s future development plans might not be successful. The Company has significant development plans for its operations. Specifically, the Company’s development plans include:

• continued work on the Vail redevelopment, including the redevelopment of the LionsHead base area and other land holdings located within the Town of Vail;

• the Jackson Hole area residential and golf development;

• expansion of the Red Sky Ranch residential development;

• The Peaks of Breckenridge development and

• additional planning and development projects in and around each of the Company’s resorts.

We could experience significant difficulties initiating or completing these projects, including:

• delays in completion;

• inaccurate cost estimates;

• difficulty in meeting pre-sale targets;

• difficulty in receiving the necessary regulatory approvals and

• difficulty in obtaining qualified subcontractors.

The Company mitigates the risk associated with vertical development by utilizing the following: (1) the Company generally pre-sells residential units and requires non-refundable deposits of at least 15% of the sales prices. Pre-sales require buyers to provide earnest money deposits to the Company, which would be refundable to the buyer should the Company fail to complete the related development. Pre-sale targets are set by management. Generally, the Company strives to meet its pre-sale targets in the period between the commencement of the marketing of a development and the planned commencement of construction, (2) the Company attempts to secure guaranteed maximum price contracts with its general contractors which helps protect the Company against rising costs of construction and (3) the Company generally uses non-recourse financing for its vertical development projects that only allow for recourse against the specific project’s assets.

All of these real estate development plans are designed to make the Company’s resorts attractive to its clients and to maintain competitiveness. If the Company is not successful in implementing its development plans, its clients may choose to go to other resorts that they perceive have better amenities and the Company’s results of operations could be materially affected.

The Company may not be able to fund development plans. The Company’s ability to fund development plans will depend on its ability to generate sufficient cash flow from operations and/or its ability to borrow from third parties. The Company cannot make assurances that its operations will be able to generate sufficient cash flow to fund such development costs, or that the Company will be able to obtain sufficient financing on adequate terms, or at all. The Company’s ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

• the Company’s future operating performance;

• general economic conditions and economic conditions affecting the resort industry, the ski industry and the real estate project financing market;

• the Company’s ability to hire and retain employees at reasonable cost;

• the Company’s ability to meet its pre-sell targets on its vertical real estate development projects;

• competition and

• legislative and regulatory matters affecting the Company’s operations and business.

Some of these factors are beyond the Company’s control. Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause the Company to delay or abandon certain development plans which could have a material adverse effect on its operating results and financial condition.

The Company relies on government permits. Certain of the Company's Resort operations require permits and approvals from certain federal, state, and local authorities, in addition to the Forest Service and U.S. Army Corps of Engineers approvals. Virtually all of the Company’s ski trails and related activities at Vail, Breckenridge, Keystone and Heavenly and a majority of Beaver Creek are located on federal land. The Forest Service has granted the Company permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, the Company’s permits expire December 31, 2029 for Breckenridge, October 31, 2031 for Vail, December 31, 2032 for Keystone, December 31, 2038 for Beaver Creek and May 1, 2042 for Heavenly. The Forest Service can terminate most of these permits if, in its opinion, such termination is required in the public interest. A termination of any of the Company’s permits could have a materially adverse affect on the Company’s business and operations.

The Company has applied for several new permits or other approvals for improvements and new development. These efforts, if not successful, could impact the Company’s expansion efforts as currently contemplated. Furthermore, Congress may increase the fees the Company pays to the Forest Service for use of these federal lands.

The Company is subject to extensive environmental laws and regulations in the ordinary course of business. The Company’s operations are subject to a variety of federal, state and local environmental laws and regulations including those relating to emissions to the air, discharges to water, storage, treatment and disposal of wastes, land use, remediation of contaminated sites and protection of natural resources such as wetlands. For example, future expansions of certain of the Company’s ski facilities must comply with applicable forest plans approved under the National Forest Management Act or local zoning requirements. The Company’s facilities are subject to risks associated with mold and other indoor building contaminants. From time to time, the Company’s operations are subject to inspections by environmental regulators or other regulatory agencies. The Company is also subject to worker health and safety requirements. The Company believes its operations are in substantial compliance with applicable material environmental, health and safety requirements. However, the Company’s efforts to comply do not remove the risk that the Company may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties the Company now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of its properties, or changes in environmental laws and regulations or their enforcement. For a more detailed discussion of the Company’s mold remediation efforts see Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements.

The Company is subject to litigation in the ordinary course of business. The Company is, from time to time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While management believes the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, the Company cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and its results of operations. For a more detailed discussion of the Company’s legal proceedings see Legal Proceedings under Item 3 and Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements.

The Company is subject to the risks of brand concentration. The Company is subject to the potential risks associated with concentration of its hotels under the RockResorts brand and the brand image associated with each of its ski areas. A negative public image or other adverse event which becomes associated with one of the Company’s brands could adversely affect its revenues and profitability.

The Company’s future growth and real estate development requires additional capital whose availability is not assured. The Company intends to make significant investments in its resorts to maintain its competitive position. The Company spent approximately $88.9 million, $80.0 million and $63.0 million in the years ended July 31, 2006, 2005 and 2004, respectively, on capital expenditures (primarily related to the Mountain and Lodging segments) and the Company has made investments of approximately $129.7 million, $72.2 million and $27.8 million in the years ended July 31, 2006, 2005 and 2004, respectively, in its real estate developments. The Company expects to continue making substantial resort capital expenditures and investments in real estate development. The Company currently anticipates capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $70 million to $80 million for calendar 2006. Based on the status of several specific real estate projects, the Company will continue to invest significant amounts in real estate over the next several years and currently anticipates real estate investments to be approximately $195 million to $205 million for calendar 2006. The Company could finance future expenditures from any of the following sources:

• cash flow from operations;

• non-recourse, sale-leaseback or other financing;

• bank borrowings;

• public offerings of debt or equity;

• private placements of debt or equity or

• some combination of the above.

The Company might not be able to obtain financing for future expenditures on favorable terms or at all.

Future changes in the real estate market could affect the value of the Company’s investments. The Company has extensive real estate holdings near its mountain resorts and in Wyoming. The Company plans to make significant additional investments in developing property at all of its resorts. The value of the Company’s real estate property and the revenue from related development activities may be adversely affected by a number of factors, including:

• national and local economic climate;

• local real estate conditions (such as an oversupply of space or a reduction in demand for real estate in an area);

• attractiveness of the properties to prospective purchasers and tenants;

• competition from other available property or space;

• the Company’s ability to obtain adequate insurance;

• increased construction costs, project difficulties or delays;

• government regulations and changes in real estate, environmental, zoning or tax laws;

• interest rate levels and the availability of financing and

• potential liabilities under environmental and other laws.

If the Company does not retain its key personnel, its business may suffer. The success of the Company’s business is heavily dependent on the leadership of its key management personnel, including its Chief Executive Officer, its Chief Financial Officer, its Co-Presidents of its Mountain Division, its General Counsel, each of the Senior Vice Presidents, its Vice President of RockResorts, its President of VRDC and its Chief Information Officer. If any of these persons were to leave the Company, it could be difficult to replace them, and the Company’s business could be harmed. The Company does not have “key-man” life insurance.

The Company is subject to accounting regulations and uses certain accounting estimates and judgments that may differ significantly from actual results. Implementation of existing and future legislation, rulings, standards and interpretations from the FASB or other regulatory bodies could affect the presentation of the Company’s financial statements and related disclosures. Future regulatory requirements could significantly change the Company’s current accounting practices and disclosures. Such changes in the presentation of the Company’s financial statements and related disclosures could change an investor’s interpretation or perception of the Company’s financial position and results of operations. For example, due to the adoption of SFAS 123R, the Company's operating expenses have increased by $6.1 million for the year ended July 31, 2006, as compared to the previous year, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock and stock-settled stock appreciation rights (“SARs”) to certain levels of employees. The Company cannot predict the impact to future operating results of expensing stock-based compensation as the expense is predicated on the amount and type of future stock-based compensation awards granted and the fair value of those awards to be determined at the time of grant.

The Company uses many methods, estimates and judgments in applying our accounting policies (see “Critical Accounting Policies” in Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead the Company to change its methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect the Company’s results of operations.

Risks Relating to The Company’s Capital Structure

Future sales of shares of the Company’s common stock could depress the price of the common stock. Future sales of common stock by the Company or its existing shareholders could adversely affect the prevailing market price of the Company’s common stock. As of July 31, 2006, the Company had 39,036,282 shares of common stock issued and 1,976,000 shares of common stock reserved for issuance pursuant to outstanding equity compensation awards.

As of July 31, 2006, the Company had 675,000 vested stock options and SARs, 1,108,000 unvested stock options and SARs that may be sold in the future and 193,000 unvested restricted stock awards. The Company cannot predict what effect, if any, that future sales of such restricted shares and the shares issuable upon exchange of stock options and SARs, or the availability of shares for future sale, will have on the market price of the common stock from time to time. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock and could impair the Company’s ability to raise additional capital through an offering of its equity securities.

The Company’s stock price is highly volatile. The market price of the Company’s stock is highly volatile and subject to wide fluctuations in response to factors such as the following, some of which are beyond its control:

• quarterly variations in the Company’s operating results;

• operating results that vary from the expectations of securities analysts and investors;

• changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts and investors or such guidance provided by the Company;

• announcements of new services by the Company or its competitors;

• announcements by the Company or its competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

• additions or departures of key personnel;

• future sales of the Company’s securities;

• trading and volume fluctuations;

• changes in the weather;

• seasonal fluctuations;

• other risk factors as discussed above and

• other unforeseen events.

Stock markets in the United States often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of the Company’s stock.

The Company has not historically paid cash dividends to its common stockholders. Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of common stock held, the Company has never declared or paid any cash dividends on its shares of common stock. Payment of any future dividends on common stock will depend upon the Company’s earnings and capital requirements, the terms of its debt instruments and preferred stock and other factors the board of directors considers appropriate.

Anti-takeover provisions affecting the Company could prevent or delay a change of control that is beneficial to its shareholders. Provisions of the Company’s certificate of incorporation and bylaws, provisions of its debt instruments and other agreements and provisions of applicable Delaware law and applicable federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of the Company’s securities may consider favorable. These provisions could:

• delay, defer or prevent a change in control of the Company;

• discourage bids for the Company’s securities at a premium over the market price;

• adversely affect the market price of, and the voting and other rights of the holders of, the Company’s securities or

• impede the ability of the holders of the Company’s securities to change its management.

The Company’s indebtedness could adversely affect its financial health and prevent the Company from fulfilling its obligations. The Company’s level of indebtedness ($531.2 million as of July 31, 2006) could have important consequences. For example, it could:

• make it more difficult for the Company to satisfy its obligations;

• increase the Company’s vulnerability to general adverse economic and industry conditions;

• require the Company to dedicate a substantial portion of its cash flow from operations to payments on the Company’s indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, real estate developments, marketing efforts and other general corporate purposes;

• limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which the Company operates;

• place the Company at a competitive disadvantage compared to its competitors that have less debt and

• limit the Company’s ability to borrow additional funds.

There are restrictions imposed by the terms of the Company’s indebtedness. The operating and financial restrictions and covenants in the Company’s senior credit facility (the “Credit Facility”) and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”) may adversely affect the Company’s ability to finance future operations or capital needs or to engage in other business activities that may be in the Company’s long-term best interests. For example, the Indenture and the Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company, including restrictions on its ability to, among other things,

• incur additional debt;

• pay dividends, repurchase the Company’s stock and make other restricted payments;

• create liens;

• make investments;

• engage in sales of assets and subsidiary stock;

• enter into sale-leaseback transactions;

• enter into transactions with affiliates;

• transfer all or substantially all of the Company’s assets or enter into merger or consolidation transactions and

• make capital expenditures.

In addition, there can be no assurance that the Company will meet the financial covenants contained in its Credit Facility. If the Company breaches any of these restrictions or covenants, or suffers a material adverse change which restricts its borrowing ability under its Credit Facility, the Company would not be able to borrow funds thereunder without a waiver, which inability could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the 6.75% Notes and the Company’s other debt. The Company’s indebtedness may then become immediately due and payable. The Company may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the 6.75% Notes.

The Company may be able to incur substantial additional indebtedness in the future. The terms of the Indenture do not fully prohibit the Company from doing so. The Company’s Credit Facility permits additional borrowings of up to $323.4 million as of July 31, 2006. If new debt is added to the Company’s current debt levels, the related risks that the Company faces could intensify.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company for use in its operations:

Location	Ownership	Use
Arrowhead Mountain, CO	Owned	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space
Avon, CO	Owned	Warehouse facility
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space
Beaver Creek Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Resort, CO	Owned	Golf course, clubhouse commercial space and residential spaces
Breckenridge Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space, real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging, dining
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Heavenly Mountain, CA (7,050 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Inn at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining, real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining, conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging, dining
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, dining and conference facilities
Keystone Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Keystone Mountain, CO (8,376 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements

Keystone Ranch, CO	Owned	Golf course, clubhouse and restaurant facilities
Keystone Resort, CO	Owned	Resort operations, dining, commercial space, conference facilities, real estate held for sale or development
Lakewood, CO	Leased	Administrative offices
Red Sky Ranch, CO	Owned	Golf course, clubhouses and real estate held for sale and development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% owned	Administrative offices
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Lodge at Vail, CO	Owned	Lodging, dining and conference facilities, real estate held for sale or development
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining, conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space
Vail Mountain, CO (12,226 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Village at Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	61.7%-owned	Over 120 retail stores for recreational products including rental

The Forest Service permits of the Company's operating subsidiaries are encumbered under certain debt instruments of the Company. Many of the Company's properties are used across all segments in complementary and interdependent ways.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate and other business operations. Management believes the Company has adequate insurance coverage and accrued loss contingencies for all known matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material adverse impact on the financial position, results of operations and cash flows of the Company.

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa (“Cheeca”), formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and is seeking recovery of monetary damages for the loss of the remaining 27 years of management fees, inclusive of renewal periods under the contract, attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter is pending before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois. The arbitration hearing is scheduled to conclude in early October 2006, and the Company expects the arbitrator to render a decision by the end of the second quarter for the year ending July 31, 2007. Cheeca Holdings, LLC, the entity owner of the hotel property, asserts that RockResorts breached the management contract, among other alleged breaches, and seeks a ruling that it had the right to terminate the management contract and recovery of monetary damages, attorneys’ fees and costs. The Company has incurred $3.3 million of legal related costs related to this matter through July 31, 2006, which are included in “contract dispute charges” in the accompanying consolidated statement of operations for the year ended July 31, 2006.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During the year ended July 31, 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an employee housing entity in which the Company is a member and manager. As a result, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction and this work began in the year ended July 31, 2004. Breckenridge Terrace recorded a $7.0 million liability in the year ended July 31, 2004 for the estimated cost of remediation and reconstruction efforts. These costs were funded by a loan to Breckenridge Terrace from the Company member of Breckenridge Terrace. As of July 31, 2006, Breckenridge Terrace had substantially completed all remediation efforts.

Forensic construction experts retained by Breckenridge Terrace have determined that the water intrusion and condensation problems were the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings. During the year ended July 31, 2006, the Company recorded a $1.4 million mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts and a true-up adjustment as the remediation project is substantially complete. This credit has been recognized by the Company as reduction of the remediation expense that was originally recognized in the year ended July 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PUCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the New York Stock Exchange under the symbol "MTN". As of September 29, 2006, 38,753,220 shares of common stock were outstanding, held by approximately 431 holders of record.

Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of common stock held, the Company has never paid nor declared a cash dividend on its common stock. The declaration of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, restrictions under debt instruments and on other factors deemed relevant by the Board of Directors at that time. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

The following table sets forth, for the years ended July 31, 2006 and 2005, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of the Company’s common stock as reported on the New York Stock Exchange Composite Tape.
	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2006
1st Quarter	$33.66	$26.30
2nd Quarter	38.89	30.16
3rd Quarter	39.13	30.10
4th Quarter	39.98	33.58

Year Ended July 31, 2005
1st Quarter	$20.48	$17.30
2nd Quarter	24.00	18.85
3rd Quarter	26.95	22.83
4th Quarter	29.73	25.10

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the fourth quarter of the year ended July 31, 2006:
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Number of Shares that May yet Be Purchased Under the Plans or Programs (1)
May 1, 2006 - May 31, 2006	--	$--	--	3,000,000
June 1, 2006 - June 30, 2006	315,100	34.37	315,100	2,684,900
July 1, 2006 - July 31, 2006	--	--	--	2,684,900
Total	315,100	$34.37	315,100

(1) On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The stock repurchase program may be discontinued at any time.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company derived from the Company's Consolidated Financial Statements for the periods indicated. The financial data for the years ended July 31, 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The table presented below is unaudited. The data presented below are in thousands, except per share, effective ticket price ("ETP"), ADR, RevPAR and resort revenue per skier visit amounts.

	Year Ended July 31,
	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)
Statement of Operations Data:
Revenue:
Mountain	$620,441	$540,855	$500,995	$460,568	$396,572
Lodging	155,807	196,351	180,525	172,003	154,834
Real estate	62,604	72,781	45,123	80,401	63,854
Total net revenue	838,852	809,987	726,643	712,972	615,260
Segment operating expense:
Mountain	443,116	391,889	368,875	362,131	305,299
Lodging	142,693	177,469	165,983	161,846	140,856
Real estate	56,676	58,254	16,791	66,642	51,326
Total segment operating expense	642,485	627,612	551,649	590,619	497,481
Gain on transfer of property, net	--	--	2,147	--	--
Mountain equity investment income, net	3,876	2,303	1,376	1,009	1,748
Lodging equity investment loss, net	--	(2,679)	(3,432)	(5,995)	(57)
Real estate equity investment income (loss), net	791	(102)	460	3,962	2,744
Interest expense	(36,478)	(40,298)	(47,479)	(50,001)	(38,788)
Relocation and separation charges	(5,096)	--	--	--	--
Loss on extinguishment of debt	--	(612)	(37,084)	--	--
Contract dispute charges	(3,282)	--	--	--	--
Mold remediation credit (charge)	1,411	--	(5,500)	--	--
Gain (loss) from sale of businesses, net	4,625	(7,353)	--	--	--
Net income (loss)	$45,756	$23,138	$(5,959)	$(8,527)	$7,050
Diluted per share net income (loss)	$1.19	$0.64	$(0.17)	$(0.24)	$0.20

Other Data:
Mountain
Skier visits(2)	6,288	5,940	5,636	5,730	4,732
ETP (3)	$41.83	$39.30	$37.67	$34.13	$34.22
Lodging
ADR(4)	$202.27	$196.26	$187.90	$184.25	$185.97
RevPAR(5)	$92.41	$90.98	$81.33	$77.86	$80.35
Resort
Resort revenue per skier visit(6)	$116.25	$112.09	$109.72	$99.18	$106.53
Real Estate
Real estate held for sale and investment(7)	$259,384	$154,874	$134,548	$123,223	$161,778
Other Balance Sheet Data
Cash and cash equivalents(8)	$191,794	$136,580	$46,328	$7,874	$13,110
Total assets	$1,687,643	$1,525,921	$1,533,957	$1,455,442	$1,449,026
Long-term debt (including long-term debt due within one year)	$531,228	$521,710	$625,803	$584,151	$602,786
Net debt(9)	$339,434	$385,130	$579,475	$576,277	$589,676
Stockholders' equity	$642,777	$540,529	$491,163	$496,246	$504,004

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
The Company has made several acquisitions and dispositions which impact comparability between years during the past five years: Heavenly Ski Resort (acquired in May 2002), Vail Marriott (acquired in December 2001 and subsequently sold in June 2005), The Lodge at Rancho Mirage (“Rancho Mirage”) (acquired in November 2001 and subsequently sold in July 2005), RockResorts (acquired in November 2001), investment in Ritz-Carlton, Bachelor Gulch (“BG Resort”) (opened November 2002 and subsequently sold in December 2004) and SRL&S (sold in January 2006). In addition, the Company consolidated several entities during the year ended July 31, 2004 as a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, Revised" ("FIN 46R"). See Note 7, Variable Interest Entities, of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding the entities consolidated under FIN 46R. Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for the impact to the consolidated statement of operations as a result of the adoption of SFAS 123R.

(2)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.
(3)	ETP is defined as lift ticket revenue divided by total skier visits.
(4)	ADR is calculated by dividing total room revenue by the number of occupied rooms during the respective periods.
(5)	RevPAR is calculated by dividing total room revenue by the number of rooms that are available to guests during the respective periods.
(6)	Resort revenue per skier visit is defined as the sum of the Mountain and Lodging revenue (excluding revenue generated by GTLC, SRL&S, Rancho Mirage and RockResorts) divided by skier visits.
(7)
Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investments in real estate joint ventures.

(8)	Cash and cash equivalents excludes restricted cash.
(9)	Net debt is defined as long-term debt plus long-term debt due within one year less cash and cash equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, real estate development risk, general business and economic conditions, the weather, war, terrorism and other factors discussed in “Item 1A Risk Factors” in this Form 10-K. The following discussion and analysis should be read in conjunction with the Forward-Looking Statements and “Item 1A Risk Factors” each included in this Form 10-K.

Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenues less segment operating expenses plus gain on transfer of property, as applicable, plus or minus segment equity income or loss), Reported EBITDA excluding stock-based compensation and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources. The Company evaluates performance and allocates resources to its segments based on Reported EBITDA and Reported EBITDA excluding stock-based compensation. The Company primarily uses Reported EBITDA excluding stock-based compensation targets in determining management bonuses. Additionally, the Company believes that Reported EBITDA excluding stock-based compensation is an important measurement for comparability purposes as prior periods do not reflect the impact of the adoption of SFAS 123R. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA and Reported EBITDA excluding stock-based compensation to net income (loss). Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.

Reported EBITDA, Reported EBITDA excluding stock-based compensation and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). Items excluded from Reported EBITDA, Reported EBITDA excluding stock-based compensation, and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA, Reported EBITDA excluding stock-based compensation, and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA, Reported EBITDA excluding stock-based compensation and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Reported EBITDA, Reported EBITDA excluding stock-based compensation and Net Debt as presented may not be comparable to other similarly titled measures of other companies.

Overview

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate, which represented 74%, 19% and 7%, respectively, of the Company's revenues for the year ended July 31, 2006. The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third quarters. Operations within the Lodging segment include (1) ownership/management of a group of eight luxury hotels through the RockResorts brand, including four proximate to the Company's ski resorts, (2) the operations of GTLC, (3) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts and (4) golf course operations. The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's single largest source of revenue is the sale of lift tickets (including season passes), which represented approximately 31%, 29% and 29% of total net revenue for the years ended July 31, 2006, 2005 and 2004, respectively. Lift ticket revenues are driven by volume (skier visits) and average pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. Over the past three years the Company has experienced increased skier visits and the industry as a whole has in the last seven years experienced the six best seasons in terms of visitation, in its history. The demographic mix of guests is divided into two primary categories: (1) out-of-state and international guests ("Destination") and (2) in-state and local visitors ("In-State"). Destination guests comprise approximately 60% of the Company's skier visits, while the In-State market comprises approximately 40% of the Company's skier visits. Nearly 50% of total visitors and 79% of Destination visitors utilize airline transportation to arrive at the Company's resorts. Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services like ski school, lodging and retail/rental. Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy (including the strength of the U.S. dollar) and the global geopolitical climate. In-State guests tend to be more weather-sensitive and value-oriented; to mitigate against this, the Company markets season passes to In-State guests and from which the Company generated 23% of total lift revenue for the year ended July 31, 2006. The Company continues to make capital investments in its ski operations, which it believes exceed what is typical in the industry, in an effort to provide a superior resort experience, which together with the overall quality of the Company’s ski resort offerings allows the Company to continue charging some of the highest ticket prices in the industry. The cost structure of ski resort operations is largely fixed; as such, incremental revenue generally has high associated profit margin.

Lodging properties at or around the Company's ski resorts, which represented approximately 70%, 62% and 63% of the Lodging segments revenue for the years ended July 31, 2006, 2005 and 2004, respectively, are closely aligned with the performance of the Mountain segment, particularly with respect to visitation from Destination guests. Revenues from hotel management operations under the RockResorts brand are generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, they are more subject to the seasonality of those hotels and trends within the overall travel industry. Revenues of the Lodging segment during the Company's first and fourth quarters are generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), a NPS concession within the Park, as well as golf operations and seasonally low operations from the Company's other owned and managed properties.

The Company's Real Estate segment engages in both (1) vertical development of projects and (2) the sale of land to developers, which generally includes the retention of some control in the oversight and design of the projects and a contingent revenue structure based on the sale of the developed units. The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts, pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects. The Company's Real Estate development projects also may create certain resort assets that provide additional benefit to the Resort segment. The Company’s Real Estate revenues fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results from period to period. In the near-term, the majority of real estate revenues will be generated from vertical development projects that are currently under construction, in which revenues will be recorded at the time of real estate closing, after the investment has been made.

Recent Trends, Risks and Uncertainties

The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K. The Company's management has identified the following important factors (as well as uncertainties associated with such factors) that could impact the Company's future financial performance:

•
The timing and amount of snowfall has an impact on skier visits. To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State skiers, as most weather sensitive visitors to the Company’s ski resorts tend to be from the Colorado Front Range, to whom the Company markets season pass products. Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible. In the year ended July 31, 2006, season pass sales represented 23% of total lift revenues, which represented approximately 10% of total net revenues for the Mountain segment. Season pass sales to date for the 2006/07 season indicate favorable trends in revenue. However, there can be no certainty that such favorable trends will continue in the future.

•
Consistent with prior years, the Company plans to raise prices on all lift ticket products, including season pass products, for the 2006/07 ski season and continues to charge some of the highest prices in the industry. While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.

•
The Company operates its ski areas under various Forest Service permits, and many of the Company's operations require permits and approval from governmental authorities; therefore many of the Company’s on-mountain capital improvements must go through an approval process. Changes or impacts of the regulatory environment applicable to the Company may have detrimental effects on the Company.

•
During the years ended July 31, 2006 and 2005, the Company successfully executed its strategy to reduce hotel ownership in favor of selectively increasing its managed property portfolio. Sales of owned hotel properties included SRL&S in January 2006, Rancho Mirage in July 2005, Vail Marriott in June 2005 and the sale of the Company's investment in the BG Resort in December 2004. The Company retained management contracts for SRL&S, Rancho Mirage and Vail Marriott, although the Rancho Mirage contract was subsequently terminated in the first quarter of the year ending July 31, 2007 in conjunction with the closing of the hotel by the new owners for redevelopment purposes. The Company continues to evaluate potential sales and other strategic initiatives which could also involve the conversion of hotel rooms to real estate product with respect to some of its lodging properties; however, the Company does not anticipate future sales of hotel properties will approach the magnitude of recent activity. The sale of owned hotel properties results in Lodging Reported EBITDA no longer reflecting the operating results of the hotels, but includes management fee revenue in cases where the management contract is retained. See "Results of Operations" for information regarding the financial impacts of these transactions.

•
Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could impact the results of operations of the Lodging segment. In August 2006, RockResorts' management agreement for Rancho Mirage was terminated in conjunction with the closing of the hotel as part of a of redevelopment plan by the current hotel owner, which will result in the Company earning a termination fee subsequent to July 31, 2006, but loss of future management fees. RockResorts recognized $644,000 in revenue related to the management of this property in the year ended July 31, 2006. However, the Company continues to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s development and sales.

•
On March 6, 2006, RockResorts was notified by the ownership of Cheeca, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts recognized $666,000 in revenue related to the management of this property in the year ended July 31, 2005 (its last full year of the Company’s management of the property). RockResorts believes and asserts that the termination is in violation of the management agreement and is seeking recovery of monetary damages for the loss of the remaining 27 years of management fees, inclusive of renewal periods under the contract, attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter is pending before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois. The arbitration hearing is scheduled to conclude in early October 2006, and the Company expects the arbitrator to render a decision by the end of the second quarter for the year ending July 31, 2007. Cheeca Holdings, LLC, the entity owner of the hotel property, asserts that RockResorts breached the management contract, among other alleged breaches, and seeks a ruling that it had a right to terminate the management agreement and recovery of monetary damages, attorneys’ fees and costs. The Company has recorded $3.3 million in legal related costs (classified as “contract dispute charges” in the accompanying consolidated statement of operations) in the year ended July 31, 2006 as a result of legal action against the hotel owner and anticipates incurring substantially more legal related costs until this matter is resolved.

•	GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Park under a concession contract with the NPS. In accordance with Federal law, the NPS had considered competitive bids for a new concession contract as the Company’s contract had expired, and in May 2006, the Company was informed it was awarded a new 15 year agreement to continue as the concessionaire for GTLC. The Company expects to execute the contract within the current calendar year. Provisions of the new agreement include an increase in the NPS franchise fee. On an annual basis, effective January 1, 2007, assuming final approval by the United States Congress and the NPS, the Company will pay approximately $2.0 million more annually in franchise fees to the NPS than it has previously incurred. Additionally, the Company expects the new contract will require capital improvement outlays in excess of historical expenditures.
•	In recent years, the Company has shifted its real estate focus to more vertical development, which requires significant capital investment prior to project completion. For example, the Company expects to incur between $325 million and $375 million of construction costs subsequent to July 31, 2006 on the Arrabelle and The Lodge at Vail Chalets projects (including the construction of related resort depreciable assets). The Company mitigates the risk associated with vertical development by utilizing the following: (1) the Company generally pre-sells residential units and requires non-refundable deposits of at least 15% of the sales prices. Pre-sales require buyers to provide earnest money deposits to the Company, which would be refundable to the buyer should the Company fail to complete the related development. Pre-sale targets are set by management. Generally, the Company strives to meet its pre-sale targets in the period between the commencement of the marketing of a development and the planned commencement of construction, (2) the Company attempts to secure guaranteed maximum price contracts with its general contractors which helps protect the Company against rising costs of construction and (3) the Company generally uses non-recourse financing for its vertical development projects that only allow for recourse against the specific project’s assets.
•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate units could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in the year ending July 31, 2008 and beyond. However, continual increases in construction costs, including construction-related commodities, have resulted in increases in the total costs for certain of the Company's current development projects. Additionally, the profitability and/or viability of current or proposed real estate development projects could be adversely affected by continued escalation in construction costs and/or a slow-down in market demand, as well as project difficulties or delays and the resulting potential negative financial impact associated with design or construction issues that may arise in the course of construction.

•
The Company and the minority shareholder in SSV have put and call rights whereby starting on August 1, 2007, each of the Company and the minority shareholder may call or put the remaining minority interest in SSV to the Company. Execution of the put or call by either party may modify the management agreement of SSV and could impact the Company’s ownership percentage and the way the SSV business is managed. The Company has entered into preliminary discussions with the minority shareholder, with the intent of both parties being to extend the existing management agreement.

•
The Company had $191.8 million in cash and cash equivalents as of July 31, 2006 with no borrowings under its revolver and expects to generate additional cash from operations including future closures on real estate. The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase real estate investment for further development; increase Resort capital expenditures; pursue strategic acquisitions; pay cash dividends; repurchase additional stock of the Company (see Note 17, Capitalization, of the Notes to Consolidated Financial Statements for more information regarding the Company’s stock repurchase plan) or payoff outstanding debt. The Company’s debt generally has favorable fixed interest rates and is long-term in nature. Additionally, the Company’s Credit Facility and Indenture limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

•
The Company uses many methods, estimates and judgments in applying its accounting policies (see “Critical Accounting Policies” in this section of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead the Company to change its methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect the Company’s results of operations.

•
Due to the adoption of SFAS 123R, the Company's operating expenses have increased by $6.1 million for the year ended July 31, 2006, as compared to the previous year, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees. The Company cannot predict the impact to future operating results of expensing stock-based compensation as the expense is predicated on the amount and type of future stock based compensation awards granted and the fair value of those awards to be determined at the time of grant.

Results of Operations

Summary

The Company realized significant increases to net income in both the years ended July 31, 2006 and 2005, compared to the previous periods, primarily due to improved performance from its Mountain segment, as shown below (in thousands):

	Year Ended July 31,
	2006	2005	2004
Mountain Reported EBITDA excluding stock-based compensation	$184,886	$151,523	$133,649
Lodging Reported EBITDA excluding stock-based compensation	14,448	16,291	11,163
Real Estate Reported EBITDA excluding stock-based compensation	8,223	14,520	30,981
Income (loss) before (provision) benefit for income taxes	75,010	37,623	(8,516)
Net income (loss)	$45,756	$23,138	$(5,959)

Net income increased from the year ended July 31, 2005 to the year ended July 31, 2006 due to several other items which are further described after the segment discussion, including: a $12.0 million increase in gain (loss) on sale of business, net, a $5.9 million increase in investment income, net, a $3.9 million decrease in depreciation and amortization and a $3.8 million decrease in interest expense, which were partially offset by a $14.8 million increase in provision for income taxes, a $6.1 million increase in stock-based compensation, $5.1 million in relocation and separation charges and $3.3 million in contract dispute charges.

Net income increased from the year ended July 31, 2004 to the year ended July 31, 2005 due to the increases in Resort Reported EBITDA excluding stock-based compensation (the combination of Mountain Reported EBITDA excluding stock-based compensation and Lodging Reported EBITDA excluding stock-based compensation segments) as shown above as well as a $36.5 million decrease in loss on extinguishment of debt, a $7.2 million decrease in interest expense, a $5.5 million mold remediation charge recorded in the year ended July 31, 2004 and a $3.0 million increase in gain on put options, net, which were partially offset by a $17.0 million increase in provision income taxes, a $7.4 million loss on sale of businesses, net recorded in the year ended July 31, 2005 and a $3.6 million increase in deprecation and amortization.

Mountain Segment

Mountain segment operating results for the years ended July 31, 2006, 2005 and 2004 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase
	2006	2005	2004	2006/2005	2005/2004
Mountain segment revenues:
Lift tickets	$263,036	$233,458	$212,329	12.7%	10.0%
Ski school	72,628	63,915	58,526	13.6%	9.2%
Dining	56,657	53,688	51,511	5.5%	4.2%
Retail/rental	149,350	120,149	115,044	24.3%	4.4%
Other	78,770	69,645	63,585	13.1%	9.5%
Total Mountain net revenue	620,441	540,855	500,995	14.7%	8.0%
Total Mountain operating expense	443,116	391,889	368,875	13.1%	6.2%
Mountain equity investment income, net	3,876	2,303	1,376	68.3%	67.4%
Total Mountain Reported EBITDA	$181,201	$151,269	$133,496	19.8%	13.3%
Total Mountain Reported EBITDA
excluding stock-based compensation	$184,886	$151,523	$133,649	22.0%	13.4%

Total skier visits	6,288	5,940	5,636	5.9%	5.4%
ETP	$41.83	$39.30	$37.67	6.4%	4.3%

Total Mountain Reported EBITDA included $3.7 million, $254,000 and $153,000 of stock-based compensation expense for the years ended July 31, 2006, 2005 and 2004, respectively.

Lift revenues increased 12.7% and 10.0% for the years ended July 31, 2006 and 2005 respectively, as compared to the same periods in the previous years due to increased ticket pricing, visitation and season pass sales. Overall, ETP increased by 6.4% and 4.3% for the years ended July 31, 2006 and 2005, respectively. The increases in ETP for both years were due to increased pricing which was partially offset by increased visitation by season pass holders. ETP excluding season pass revenue and visitation increased 9.4% and 7.5% for the years ended July 31, 2006 and 2005, respectively, as compared to the same periods in the previous years due primarily to absolute price increases. ETP was also positively impacted by a higher level of Destination guest visitation, including international visitors. Total season pass revenue recognized increased by approximately $6.7 million from the year ended July 31, 2005 to the year ended July 31, 2006 and $1.5 million from the year ended July 31, 2004 to the year ended July 31, 2005 due to increases in passes sold and average pass price. Skier visitation increased by similar percentages in both the years ended July 31, 2006 and 2005. For the 2005/06 ski season, the Company’s growth in visitation of 5.9% exceeded the overall growth in the U.S. industry of 3.5%. Visitation at the Company's Colorado resorts was up 8.0% for the year ended July 31, 2006 due in part to the strong early season snowfall (which especially impacted season pass visitation), while visitation at Heavenly was down 3.9% for the year ended July 31, 2006 due to unfavorable weather conditions, including during the Christmas holiday period.

Revenues from ancillary businesses improved as a result of increased skier visitation and increased pricing similar to lift revenues for the years ended July 31, 2006 and 2005. Additionally, retail/rental revenue grew incrementally for the year ended July 31, 2006 as a result of the acquisition by SSV in the first quarter of the year ended July 31, 2006 of six retail locations in the San Francisco Bay Area. Excluding the impact of the acquisition made by SSV, retail/rental revenues increased by 10.1% for the year ended July 31, 2006, compared to the prior year. For the years ended July 31, 2006 and 2005, dining experienced a lower percentage growth than the other ancillary businesses due to the reduction in revenue resulting from the conversion of certain formerly owned restaurants to leased operations and the closing of certain owned restaurants (during the year ended July 31, 2006) due to the redevelopment in LionsHead for the construction of Arrabelle.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), allocated strategic alliance and employee housing revenue, technology services revenue, commercial leasing revenue, municipal services revenue and other recreation activity revenue. For the year ended July 31, 2006, other revenue increased due to higher strategic alliance incentives, increased technology service revenue and additional municipal services revenue. The increase in other revenue for the year ended July 31, 2005 compared to the year ended July 31, 2004 is due primarily to private clubs revenue from dues increases, a full year of operations of the spa at BG Resort and higher club initiation fees due to new memberships and incremental commercial leasing revenue.

Mountain operating expense increased 13.1% for the year ended July 31, 2006 as compared to the previous year mainly due to higher retail/rental operations resulting from increased sales volume and the SSV acquisition mentioned above as well as increased costs for stock-based compensation due to the adoption of SFAS 123R in the year ended July 31, 2006. Excluding retail/rental and stock-based compensation attributable to the Mountain segment, expenses increased 7.6%, or $21.9 million, for the year ended July 31, 2006 primarily attributable to higher variable costs related to the higher revenues, including, Forest Service fees, credit card fees and other fees associated with revenue; higher absolute energy costs; and certain labor related costs, including higher ski school labor to support the higher ski school revenue, all of which was partially offset by lower corporate allocated costs including legal costs and SOX 404 compliance costs. For the year ended July 31, 2005, new initiatives to expand grooming and snowmaking caused an increase in operating costs including labor, utilities and fuel. The Company also incurred incremental operating costs associated with the additional chairlifts placed in service in the year ended July 31, 2005. In addition, in the year ended July 31, 2005 allocated corporate costs increased due to higher legal costs and first year SOX 404 compliance costs.

Mountain equity investment income primarily includes the Company's share of income or loss from the operations of a real estate brokerage; the increase in equity investment income is due primarily to increased commissions earned by the brokerage associated with increased real estate activity surrounding the Company’s Vail and Beaver Creek resorts.

The Company currently anticipates that the Mountain segment in the year ending July 31, 2007 and beyond should continue to realize increasing revenues as a result of the Company’s continuing ability to raise prices as well as attract Destination guests and season pass holders. The higher visitation is expected due to recent industry trends and the Company’s high quality offerings complemented by continued capital investment including real estate development, which will expand the destination bed base and should result in incremental resort assets. Ancillary revenues should grow commensurate with expected lift revenue growth.

Lodging Segment

Lodging segment operating results for the years ended July 31, 2006, 2005 and 2004 are presented by category as follows (in thousands except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2006	2005	2004	2006/2005	2005/2004

Total Lodging net revenue	$155,807	$196,351	$180,525	(20.6)%	8.8%
Total Lodging operating expense	142,693	177,469	165,983	(19.6)%	6.9%
Lodging equity investment loss, net	--	(2,679)	(3,432)	100.0%	(21.9)%
Total Lodging Reported EBITDA	$13,114	$16,203	$11,110	(19.1)%	45.8%
Total Lodging Reported EBITDA
excluding stock-based compensation	$14,448	$16,291	$11,163	(11.3)%	45.9%

ADR	$202.27	$196.26	$187.90	3.1%	4.4%
RevPAR	$92.41	$90.98	$81.33	1.6%	11.9%

Total Lodging Reported EBITDA included $1.3 million, $88,000 and $53,000 of stock-based compensation expense for the years ended July 31, 2006, 2005 and 2004, respectively.

The Company sold the assets constituting SRL&S in January 2006. For the year ended July 31, 2006, Lodging Reported EBITDA includes revenues of $5.2 million and operating expenses of $4.8 million related to SRL&S prior to the sale of SRL&S in January 2006. In the year ended July 31, 2005, the Company sold its minority interest in BG Resort and the assets constituting the Vail Marriott and Rancho Mirage. For the year ended July 31, 2005, Lodging Reported EBITDA includes revenue of $51.6 million, operating expense of $44.8 million and equity investment loss of $2.7 million related to these entities. For the year ended July 31, 2004, Lodging Reported EBITDA includes revenue of $49.1 million, operating expenses of $44.2 million and equity investment loss of $3.4 million related to these entities. Commencing with the sale of the Vail Marriott, Rancho Mirage and SRL&S, the Company is earning base management fees of approximately 3% of each hotel’s revenue. Accordingly, Lodging Reported EBITDA includes incremental management fee revenue of $1.6 million and $60,000 for the Vail Marriott, Rancho Mirage and SRL&S for the years ended July 31, 2006 and 2005, respectively.

Excluding the impact of the sales of the Vail Marriott, Rancho Mirage, SRL&S and the interest in BG Resort, revenue (including the incremental management fees described above) increased $5.9 million, or 4.1%, while expense increased $5.3 million, or 4.0%, for the year ended July 31, 2006 compared to the year ended July 31, 2005, and revenues increased $13.3 million, or 10.1%, while expense increased $10.9 million, or 8.9%, for the year ended July 31, 2005 compared to the year ended July 31, 2004. The Lodging revenue increases were due to increases in ADR of 3.9% and 2.7%, increases in occupancy rates of 6.1% and 6.2% and increases in RevPAR of 10.4% and 12.7% for the years ended July 31, 2006 and 2005, respectively, compared to the years ended July 31, 2005 and 2004, respectively. For the years ended July 31, 2006 and 2005, the increases in ADR, occupancy rates and RevPAR were primarily driven by the properties at or around the Company’s ski resorts and increases in both leisure travelers and group business. The Company’s lodging properties, which are proximate to the Company’s ski resorts have benefited from the increase in skier visits and increased Destination guests and have experienced an increase in group business in both the years ended July 31, 2006 and 2005 compared to the years ended July 31, 2005 and 2004, respectively. The Company’s properties not located in close proximity to its ski resorts also performed favorably in the years ended July 31, 2006 and 2005 compared to the years ended July 31, 2005 and 2004, respectively, both commensurate with the overall travel industry and due to the Company’s successful effort to improve yield management and attract group business.

Excluding the impact of the sales of Vail Marriott, Rancho Mirage, SRL&S and stock-based compensation expense, expenses increased 3.0% and 8.9% for the years ended July 31, 2006 and 2005, respectively, compared to the years ended July 31, 2005 and 2004, respectively, primarily due to increased variable costs associated with occupancy and increased labor and benefits costs. Additionally, for the year ended July 31, 2005, allocated corporate overhead increased due primarily to higher legal costs and first year SOX 404 compliance costs.

Lodging equity loss primarily consists of the Company's share of losses from BG Resort. As the Company sold its investment in BG Resort in December 2004, the year ended July 31, 2005 equity loss only reflects five months of operations.

In August 2006, the management agreement for Rancho Mirage was terminated in conjunction with closing the hotel for redevelopment purposes and the Company will receive a termination fee, which the Company will record as Lodging revenue in the year ending July 31, 2007, once received. The Company recorded $644,000 in revenue related to the management of this property in the year ended July 31, 2006. The Company continues to pursue new management contracts, as well as continue to invest capital in certain properties in order to attract guests and support higher room rates, and thus maximizing profits.

Real Estate Segment

Real Estate segment operating results for the years ended July 31, 2006, 2005 and 2004 are presented by major categories as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2006	2005	2004	2006/2005	2005/2004

Single family land sales	$8,261	$23,872	$13,313	(65.4)%	79.3%
Multi-family unit and land sales	47,912	28,798	30,740	66.4%	(6.3)%
Parking unit sales	--	11,750	--	(100.0)%	100.0%
Other	6,431	8,361	1,070	(23.1)%	681.4%
Total Real Estate net revenue	62,604	72,781	45,123	(14.0)%	61.3%
Gain on transfer of property	--	--	2,147	--%	(100.0)%
Real Estate operating expense	56,676	58,254	16,791	(2.7)%	246.9%
Real Estate equity investment income (loss), net	791	(102)	460	875.5%	(122.2)%
Total Real Estate Reported EBITDA	$6,719	$14,425	$30,939	(53.4)%	(53.4)%
Total Real Estate Reported EBITDA
excluding stock-based compensation	$8,223	$14,520	$30,981	(43.4)%	(53.1)%

Total Real Estate Reported EBITDA included $1.5 million, $95,000 and $42,000 of stock-based compensation expense for the years ended July 31, 2006, 2005 and 2004, respectively.

Certain reclassifications have been made within the Real Estate segment operating results for the years ended July 31, 2005 and 2004 to conform to current period presentation.

The Company's Real Estate operating revenues are primarily driven by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenues, operating expenses and Real Estate Reported EBITDA.

The Company is currently in the development stage for several major real estate projects, including Arrabelle, Gore Creek, The Lodge at Vail Chalets, The Peaks of Breckenridge, the JHG&TC residential development and the second phase of the Mountain Thunder condominiums in Breckenridge, among other projects. Accordingly, there were minimal closings on real estate sales in the year ended July 31, 2006. Revenues in the year ended July 31, 2006 were primarily generated from the closing of six of the total sixteen townhomes at Gore Creek (with the remaining ten currently anticipated to be closed during the year ending July 31, 2007), developer land sales in the Beaver Creek area, a land exchange with the Forest Service and contingent gains on development parcel sales that closed in prior periods. Operating expense included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits (including stock-based compensation expense), marketing costs and professional services fees. The Company recorded $1.8 million in unanticipated incremental cost of sales during the year ended July 31, 2006 related to the JHG&TC development. Additionally, the Company recorded changes in estimates that decreased reported real estate cost of sales by approximately $214,000 for the year ended July 31, 2006. The changes in estimates were a result of changes in the estimated costs to complete projects relating to the sale of individual parcels within a development project and the substantial completion of certain projects.

Real Estate revenue for the year ended July 31, 2005 included the sale of single-family lots at JHG&TC, Vail, Bachelor Gulch and Red Sky Ranch, developer land sales in the Beaver Creek area, the sale of parking spaces in Vail's Founders' Garage, the sale of a warehouse facility in Avon, recognition of a previously deferred land gain associated with the sale of BG Resort in December 2004 and recognition of a contingent gain associated with a development parcel sold in the year ended July 31, 2004. Operating expense included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits, marketing costs and professional services fees. Additionally, the Company recorded changes in estimates that increased reported real estate cost of sales by approximately $435,000 for the year ended July 31, 2005. The changes in estimates were a result of changes in the estimated percentage-of-completion on certain projects and changes in the estimated costs to complete projects relating to the sale of individual parcels within a development project.

Real Estate revenue for the year ended July 31, 2004 included the sale of development parcels in Bachelor Gulch and Arrowhead, single-family lot sales at Breckenridge's Timber Trail and sales of Mountain Thunder condominiums. In addition, in the year ended July 31, 2004, the Company recorded a $2.1 million gain on the transfer of property related to executive non-cash deferred compensation (see Note 18, Non-Cash Deferred Compensation, of the Notes to Consolidated Financial Statements for more information). In the year ended July 31, 2004, a $15.1 million liability associated with capital improvement fees for Smith Creek Metropolitan District ("SCMD") was relieved (with a corresponding decrease to Real Estate operating expense) as a result of Bachelor Gulch Metropolitan District's bond issuance in the year ended July 31, 2004, the proceeds of which were used to completely pay off all of SCMD's outstanding bonds, resulting in the elimination of the capital improvement fee liability. Additionally, the Company recorded changes in estimates that decreased reported real estate cost of sales by approximately $1.8 million for the year ended July 31, 2004. The changes in estimate were a result of changes in the estimated percentage-of-completion on certain projects and changes in the estimated costs to complete projects relating to the sale of individual parcels within a development project, including the reversal of $1.2 million of expense in the year ended July 31, 2004 relating to the remaining obligation for the construction of amenities that the Company deemed were not necessary to construct.

Real estate equity income/(loss) primarily includes the Company's share of income or loss from the operations of Keystone/Intrawest, LLC (“KRED”), a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone, as well as the Company's share of profit associated with the sale of condominiums at BG Resort through the Company's prior investment in BG Resort. In the year ended July 31, 2006, the Company received a distribution from KRED in excess of its carrying basis in the amount of $715,000, which the Company recorded as income. The distribution reflected the final proceeds from the sale of developed real estate. As a result, KRED will be dissolved and the Company does not anticipate any further distributions.

The Company expects to close on the remaining ten Gore Creek townhomes during the year ending July 31, 2007, expects to close on the sales at Arrabelle at Vail Square in the year ending July 31, 2008 and expects to close on The Lodge at Vail Chalets in the year ending July 31, 2009, and will recognize the revenue for these projects at that time. In addition, the Company will place in service significant resort-related depreciable assets in conjunction with these developments. The Company also has development opportunities related to The Peaks of Breckenridge and for over 800,000 saleable square feet of real estate in West LionsHead, including the previously announced The Ritz Carlton Residences, Vail.

Other Items

In addition to segment operating results, the following material items contribute to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the year ended July 31, 2006 decreased $5.8 million from the year ended July 31, 2005 primarily due to the sale of assets constituting the Vail Marriott, Rancho Mirage and SRL&S. This decrease was partially offset by $2.2 million of accelerated amortization associated with the Cheeca management agreement intangible asset and an increase in the fixed asset base due to normal capital expenditures. Additionally, higher depreciation and amortization expense was recorded in the year ended July 31, 2005 due to accelerated depreciation for certain assets which were retired in advance of their previously estimated useful lives. Depreciation and amortization expense increased from the year ended July 31, 2004 to the year ended July 31, 2005 primarily as a result of the acceleration of depreciation of approximately $7.2 million for certain assets which were retired in advance of their previously estimated useful lives as a result of decisions made in the year ended July 31, 2005 related to redevelopment and capital improvements and an increase in the fixed asset base due to normal capital expenditures, partially offset by fixed asset retirements as well as assets which are still used in the Company's operations becoming fully depreciated. The average depreciation rate was 7.5%, 8.1% and 7.7% for the years ended July 31, 2006, 2005 and 2004, respectively.

Relocation and separation charges. In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) is expected to be substantially completed by the end of the second quarter of the year ending July 31, 2007. The Company recorded $2.4 million of relocation charges in the year ended July 31, 2006. The Company anticipates it will record approximately $1.3 million to $1.7 million in additional relocation charges in the year ending July 31, 2007. In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned. In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses, which is being paid in the first quarter of the year ending July 31, 2007 (see Note 8, Relocation and Separation Charges, of the Notes to Consolidated Financial Statements, for more information regarding relocation and separation charges).

Asset impairment charges. In the year ended July 31, 2006, the Company recorded $210,000 of impairment losses on the write off construction in progress costs, when it was determined in the year ended July 31, 2006, that the Company would not receive future benefits from these development efforts. The Company recorded a $1.6 million asset impairment charge in the year ended July 31, 2005 associated with an intangible asset related to the RockResorts call option (see Note 10, Put and Call Options, of the Notes to Consolidated Financial Statements), a $536,000 asset impairment charge associated with the termination of the Casa Madrona management agreement in May 2005 and a $440,000 asset impairment charge related to projects that were abandoned prior to completion. In the year ended July 31, 2004, the Company recorded a $1.1 million impairment charge after abandoning development of certain projects and the write-down of a warehouse facility (see Note 11, Asset Impairment Charges, of the Notes to Consolidated Financial Statements).

Mold remediation credit/charge. During the year ended July 31, 2006, the Company recorded a $1.4 million mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts and a true-up adjustment as the remediation project is substantially complete. This credit has been recognized by the Company as reduction of the remediation expense that was originally recognized in the year ended July 31, 2004. In the year ended July 31, 2004, the Company expensed $5.5 million related to the estimated cost of remediation of water intrusion and condensation problems at its Breckenridge Terrace employee housing facility (see Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this charge).

Investment income, net. The Company invests excess cash in short-term investments, as permitted under the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, between the Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A., as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Credit Facility and the Indenture relating to the 6.75% Notes. The increase in investment income for the years ended July 31, 2006 and 2005 compared to the years ended July 31, 2005 and 2004, respectively, is due to significant increases in average invested cash balances during the periods resulting primarily from increased cash flows from operations as well as proceeds from hotel sales, net of the payoff of the $100 million term loan (the “Credit Facility Term Loan”) in the year ended July 31, 2005.

Interest expense, net. The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, including the $400 million revolving credit facility (the “Credit Facility Revolver”) thereunder, the outstanding $61.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”), and the series of bonds issued to finance the construction of employee housing facilities ( the “Employee Housing Bonds”). Interest expense decreased $3.8 million for the year ended July 31, 2006 compared to the prior periods, due to the Credit Agreement refinancing in January 2005 which, among other things, resulted in the extinguishment of the $100 million Credit Facility Term Loan and improved pricing for interest rate and commitment fee margins. In addition, the Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) improved, which determines margin levels for pricing on interest rates and commitment fees under the Credit Facility. The reduction in interest expense as a result of a reduction in outstanding debt and margin rates as previously discussed, was partially offset by an increase in interest expense on variable rate debt although only 13.6% of the Company’s total debt was exposed to interest rate fluctuations. The Company has incurred additional interest expense for borrowings under real estate project specific financing, of which all has been capitalized to the projects.

The $7.2 million decrease in interest expense for the year ended July 31, 2005 compared to the year ended July 31, 2004 is due to (1) the replacement of the Senior Subordinated Notes due 2009 (the “8.75% Notes”) with the 6.75% Notes in January 2004, which resulted in a full year benefit versus six months in the year ended July 31, 2004, (2) extinguishment of the Credit Facility Term Loan in January 2005, (3) improved pricing and lower commitment fees relating to the Credit Facility refinancing in January 2005 and (4) an improved Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) and lower average borrowings under the Credit Facility. These reductions are partially offset by the consolidation of the Company’s various employee housing entities under FIN 46R.

Average borrowings under the Credit Facility Revolver were zero, $6.6 million and $22.9 million in the years ended July 31, 2006, 2005 and 2004, respectively.

Loss on extinguishment of debt. The Company recorded a $612,000 debt extinguishment charge in the year ended July 31, 2005 in connection with the refinancing of the Credit Facility. The debt extinguishment charge is related to the write-off of unamortized issuance costs associated with the Credit Facility Term Loan, which was completely paid off.

The Company recorded a $37.1 million debt extinguishment charge in the year ended July 31, 2004 in connection with the tender for the 8.75% Notes. The charge included a tender premium of $65.06 per $1,000 principal amount of 8.75% Notes, which accounts for $23.8 million of the total charge. Other costs include transaction fees, the write-off of unamortized issuance costs and unamortized original issue discount on the 8.75% Notes, and other costs such as legal and printing fees. In connection with the tender for the 8.75% Notes, in January 2004 the Company issued the 6.75% Notes. The proceeds from the 6.75% Notes were used to repurchase the 8.75% Notes, and to pay associated premiums, fees and expenses (see Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements).

Gain/loss on sale of businesses, net. The Company recorded a $4.7 million gain in the year ended July 31, 2006 associated with the sale of the assets constituting the SRL&S. Additionally in the year ended July 31, 2006, the Company recorded an $82,000 loss associated with the sale of the Company’s interest in BG Resort due to the settlement of certain contingencies. For the year ended July 31, 2005, the Company recorded a net loss consisting of (1) a $10.9 million loss associated with the sale of the assets constituting Rancho Mirage, (2) a $2.1 million loss associated with the sale of the assets constituting the Vail Marriott, (3) which was partially offset by a $5.7 million gain associated with the sale of the Company's interest in BG Resort (see Note 9, Sale of Businesses, of the Notes to Consolidated Financial Statements).

Contract dispute charges. In March 2006, RockResorts was notified by the ownership of Cheeca, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and is pursuing its legal rights. The Company has incurred $3.3 million of legal related costs regarding this matter in the year ended July 31, 2006 (see Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this item).

Gain/loss on put options, net. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The net loss in the year ended July 31, 2006 was related to an increase in the estimated fair market value of the RTP put option. The net gain in the year ended July 31, 2005 was related to decreases in the estimated fair value of the SSV and RTP put options. The net loss in the year ended July 31, 2004 was related to increases in the estimated fair market value of the SSV and RTP put options. See Note 10, Put and Call Options, of the Notes to Consolidated Financial Statements, for more information regarding the Company's put options.

Minority interest in income of consolidated subsidiaries. Minority interest in income of consolidated subsidiaries is a function of the performance of the Company's consolidated subsidiaries. Improvements in SSV's income before provision for income taxes are primarily responsible for the increase in minority interest in the year ended July 31, 2006. Improvements in SSV's and SRL&S's income before provision for income taxes are primarily responsible for the increase in minority interest in the year ended July 31, 2005. Improvement in SSV's income before provision for income taxes are primarily responsible for the increase in minority interest in the year ended July 31, 2004.

Income taxes. The changes in the Company's effective tax rate are driven primarily by the amount of pre-tax income (loss), non-deductible executive compensation, and other non-deductible items and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income (loss). The effective tax rate was 39.0%, 38.5% and (30.0)% in the years ended July 31, 2006, 2005 and 2004, respectively.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA and Reported EBITDA excluding stock-based compensation to net income (loss) (in thousands):

	Year Ended July 31,
	2006	2005	2004
Mountain Reported EBITDA excluding stock-based compensation	$184,886	$151,523	$133,649
Mountain segment stock-based compensation	(3,685)	(254)	(153)
Mountain Reported EBITDA	181,201	151,269	133,496
Lodging Reported EBITDA excluding stock-based compensation	14,448	16,291	11,163
Lodging segment stock-based compensation	(1,334)	(88)	(53)
Lodging Reported EBITDA	13,114	16,203	11,110
Real Estate Reported EBITDA excluding stock-based compensation	8,223	14,520	30,981
Real Estate segment stock-based compensation	(1,504)	(95)	(42)
Real Estate Reported EBITDA	6,719	14,425	30,939
Total Reported EBITDA	201,034	181,897	175,545
Depreciation and amortization	(86,098)	(89,968)	(86,377)
Relocation and separation charges	(5,096)	--	--
Asset impairment charges	(210)	(2,550)	(1,108)
Mold remediation credit (charge)	1,411	--	(5,500)
Loss on disposal of fixed assets, net	(1,035)	(1,528)	(2,345)
Investment income, net	7,995	2,066	1,886
Interest expense, net	(36,478)	(40,298)	(47,479)
Loss on extinguishment of debt	--	(612)	(37,084)
Gain (loss) on sale of businesses, net	4,625	(7,353)	--
Contract dispute charges	(3,282)	--	--
(Loss) gain on put options, net	(1,212)	1,158	(1,875)
Other income (expense), net	50	50	(179)
Minority interest in income of consolidated subsidiaries, net	(6,694)	(5,239)	(4,000)
Income (loss) before (provision) benefit for income taxes	75,010	37,623	(8,516)
(Provision) benefit for income taxes	(29,254)	(14,485)	2,557
Net income (loss)	$45,756	$23,138	$(5,959)

Liquidity and Capital Resources

Significant Sources of Cash

The Company's liquidity profile continued to improve in the year ended July 31, 2006. The Company had no borrowings under its Credit Facility and had $191.8 million of cash and cash equivalents as of July 31, 2006. For the years ended July 31, 2006 and 2005, cash and cash equivalents increased by $55.2 million and $90.3 million, respectively. The Company generated $193.4 million of cash from operating activities during the year ended July 31, 2006, compared to $220.3 million and $180.9 million generated during the years ended July 31, 2005 and 2004, respectively. For the last three fiscal years, the Company’s cash flows from operations have been substantially impacted by an increase in Resort EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA). Cash flows from operations for the year ended July 31, 2006 as compared to the year ended July 31, 2005, were negatively impacted by a reduction in cash flows due to the timing of real estate closings and a change in the classification of tax benefits from the exercise of stock options resulting from the adoption of SFAS 123R, which resulted in a reduction in cash flow from operations, offset by an increase in cash flow from financing activities for the year ended July 31, 2006. Additionally, included within investing activities, the Company generated $30.7 million of cash from the sale of SRL&S in the year ended July 31, 2006, and generated $108.4 million of cash from the sale of the Vail Marriott and Rancho Mirage in the year ended July 31, 2005. The Company does not currently anticipate future cash from the sale of businesses in the near term. The Company’s financing activities generated $53.5 million of cash in the year ended July 31, 2006 primarily due to cash proceeds from the exercise of stock options of $46.6 million, net proceeds from real estate financings of $13.4 million and the tax benefit from the exercise of stock options as a result of the adoption SFAS 123R, as discussed above, of $14.3 million, which were partially offset by the repurchase of common stock of $10.8 million. In the year ended July 31, 2005, the Company used $85.2 million in financing activities, which was primarily due to the payoff of the $100 million Credit Facility Term Loan.

In addition to the Company’s $191.8 million of cash and cash equivalents, the Company has available $323.4 million under its Credit Facility as of July 31, 2006. The Credit Agreement and the Indenture contain restrictions that limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock. In addition, the Indenture restricts how the funds from sales of businesses can be used and the timing of the use of such funds, generally requiring the net proceeds from such transactions to be invested in capital improvements, acquisitions, retirement of debt senior to the 6.75% Notes or used to tender for a portion of the 6.75% Notes outstanding.

The Company cannot predict whether cash generated from stock option exercises and the related tax benefit will continue at the level generated in the year ended July 31, 2006 of $61.0 million, which was included within financing activities; however, as of July 31, 2006, there were 634,000 exercisable options outstanding with a weighted-average exercise price of $17.43 per share. In the year ended July 31, 2006, the Company’s Compensation Committee altered its compensation philosophy by making restricted share awards and SARs a more significant portion of total incentive compensation and reducing the aggregate number of stock options granted. This change in compensation strategy could have a long-term impact on cash generated from the exercise of stock options, with an offset of fewer shares issued as equity compensation.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows and through borrowings under a Construction Loan Agreement with Arrabelle at Vail Square, LLC (“Arrabelle LLC”) as well as potential similar non-recourse financings on certain other real estate projects including The Lodge at Vail Chalets, and borrowings, if necessary, under the Credit Facility (see Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements, for more information on the Construction Loan Agreement with Arrabelle LLC).

As of July 31, 2006 and 2005, total long-term debt (including long-term debt due within one year) was $531.2 million and $521.7 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) declined from $385.1 million as of July 31, 2005 to $339.4 million as of July 31, 2006. This reduction in Net Debt places the Company in a position to better take advantage of potential strategic options as further discussed below, as the Company has no borrowings under its credit facility and is building cash reserves.

The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase real estate investment for further development, increase Resort capital expenditures, pursue strategic acquisitions, pay cash dividends, repurchase additional stock of the Company or payoff outstanding debt. The Company’s debt generally has favorable fixed interest rates and is long-term in nature. Additionally, the Company’s Credit Facility and the Indenture limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

Significant Uses of Cash

For the year ended July 31, 2006, the Company used $191.7 million in cash for investing activities, which represents a $146.8 million increase over the same period in the prior year. This increase is primarily the result of significant vertical development underway in the Company’s real estate operations ($57.6 million increase in investments in real estate) and a decrease of $77.7 million in net proceeds from the sale of businesses.

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects. In addition, the Company expects it will incur significant cash income tax payments (generally expected to approximate its statutory income tax rate) due to the improved operating results, the limitations on the usage of NOLs generated in prior periods and an anticipated decline in tax benefits resulting from stock option exercises. Historically, the Company has not been a significant cash income tax payer.

The Company expects to spend approximately $195 million to $205 million in calendar year 2006 for real estate development projects, including the construction of associated resort-related depreciable assets, of which $88 million was spent as of July 31, 2006, leaving approximately $105 million to $115 million to spend in the remainder of calendar 2006. As indicated in the table under Contractual Obligations below, the Company has significant cash commitments in the near term. These commitments are primarily related to the completion of several major real estate development projects under construction. The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such contracts total approximately $248 million. The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s ski areas. The Company expects real estate capital expenditures will be higher than historical levels for the next several years as the Company continues its vertical development efforts. The Company has not finalized its specific real estate capital plan for calendar 2007. As noted above, the Company obtained non-recourse financing to fund construction of the Arrabelle and Gore Creek projects. The Company expects to utilize similar financing arrangements for certain other development projects. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its Resort (Mountain and Lodging) operations, and expects to continue to invest significant cash in the future. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. The Company currently anticipates it will spend $70 million to $80 million of Resort capital expenditures for calendar 2006 excluding projects arising from real estate activities noted above, of which $26.8 million was spent as of July 31, 2006, leaving approximately $45 million to $55 million to spend in the remainder of calendar 2006. This capital investment will allow the Company to maintain its high quality standards, as well as for incremental discretionary improvements including those at the Company’s five ski resorts and throughout its hotels. Included in these annual capital expenditures are approximately $30 million to $40 million which are necessary to maintain the appearance and level of service appropriate to the Company’s Resort operations. Highlights of the proposed discretionary expenditures include a new gondola at Breckenridge to connect the Town to Peaks 7 and 8; snowmaking upgrades at Vail, Beaver Creek, Keystone and Breckenridge; on-mountain restaurant upgrades at Vail, Beaver Creek and Heavenly; marketing and sales related technology enhancements; and leasehold improvements for the new corporate headquarters, among other projects. The Company has not finalized its specific Resort capital plan for calendar 2007. The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($489.6 million of the total $531.2 million debt outstanding as of July 31, 2006) are not due until fiscal 2012 and beyond. Maturities during the year ending July 31, 2007, which total $5.9 million, include $4.0 million under the Industrial Development Bonds, which was paid in September 2006. Interest expense under the Company's debt will be approximately $36.7 million in the year ending July 31, 2007, assuming the debt remains at its current level and assuming current interest rates.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $72.2 million of variable-rate debt outstanding as of July 31, 2006. A 100-basis point change in LIBOR would cause the Company's annual interest payments to change by approximately $722,000. The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility Revolver or other alternative financing arrangements it may enter into. The Company’s long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility Revolver, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the year ended July 31, 2006, the Company repurchased 315,100 shares at an average share price of $34.37 for a total amount of $10.8 million. As of July 31, 2006, the Company had authorization to repurchase up to 2,684,900 shares under the program. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The Company is under no obligation to purchase any additional shares under the stock repurchase program and the timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock, and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its Credit Facility and the Indenture. The most restrictive of those covenants include the following Credit Facility covenants: Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (each as defined in the Credit Agreement). In addition, the Company’s financing arrangements limit its ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets. The Company’s borrowing availability under the Credit Facility is primarily determined by the Funded Debt to Adjusted EBITDA ratio, which is based on the Company’s segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2006. The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2007. However, there can be no assurance that the Company will meet such financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Capital Structure

In September 2004, the Company and Apollo Ski Partners, L.P. (“Apollo”) entered into a Conversion and Registration Rights Agreement (the “Conversion Agreement”), pursuant to which Apollo converted all of its Class A common stock into shares of the Company’s common stock. Apollo distributed the shares to its partners in proportion to each partner’s interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Conversion Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn) covering certain of the shares owned by the limited partners of Apollo. As a result of this Conversion Agreement, the Company now has only one class of directors. Previously, the holders of the Company’s Class A common stock elected the Class 1 directors and the holders of the Company’s common stock elected the Class 2 directors.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements. Debt obligations, which total $531.2 million as of July 31, 2006, are recognized as liabilities in the Company's consolidated balance sheet as of July 31, 2006. Operating lease obligations, which total $49.3 million as of July 31, 2006, are not recognized as liabilities in the Company's consolidated balance sheet, which is in accordance with GAAP. A summary of the Company's contractual obligations as of July 31, 2006 is as follows (in thousands):

		Payments Due by Period
			2-3	4-5	More than
Contractual Obligations	Total	2007	years	years	5 years
Long-Term Debt (1)	$531,228	$5,915	$27,482	$8,260	$489,571
Fixed Rate Interest (1)	258,023	30,997	61,068	59,204	106,754
Operating Leases and Service Contracts	49,319	12,527	16,293	8,703	11,796
Purchase Obligations (2)	525,835	507,440	18,395	--	--
Other Long-Term Obligations (3)	1,283	520	763	--	--
Total Contractual Cash Obligations	$1,365,688	$557,399	$124,001	$76,167	$608,121

(1) The fixed-rate interest payments included in the table above assume that all fixed-rate debt outstanding as of July 31, 2006 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that the amounts outstanding under variable-rate long-term debt as of July 31, 2006 are held to maturity, and utilizing interest rates in effect at July 31, 2006, the Company anticipates that its annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2006 will be in the range of $3.0 million to $5.0 million for at least the next five years. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2006, and do not reflect interest obligations on potential future debt or on non-recourse financing associated with real estate development.
(2) Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes, accrued interest, and commitments (including advances) to complete real estate projects on the Company's consolidated balance sheet as of July 31, 2006 and other commitments for goods and services not yet received.
(3) Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the metropolitan district as described in Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of Consolidated Financial Statements in conformity with GAAP requires the Company to select appropriate accounting policies and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

The Company has identified the most critical accounting policies upon which its financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company also has other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require the Company to make estimates or judgments that are complex or subjective.

Real Estate Revenue and Cost of Sales.

Description

The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate or condominium units sold within a project, when specific identification of costs cannot be reasonably determined. The determination of cost of sales under the relative sales value method may utilize estimates for both the ultimate total revenues to be recognized and total costs to be incurred on a real estate development project. Real estate development projects generally span several years.

Judgments and Uncertainties

Changes to either total projected revenue to be earned or the total projected costs to be incurred for projects utilizing the relative sales value method to determine cost of sales may cause significant variances in the profit margins recognized on individual parcels within a project.

Effect if Actual Results Differ From Assumptions

A 10% change in the estimates of either future revenues to be earned or costs to be incurred for projects utilizing the relative sales value method would have changed the profit margin recognized by approximately $1.6 million for the year ended July 31, 2006.

Intangible Assets.

Description

The Company frequently obtains intangible assets, including goodwill, primarily through business combinations. The assignment of value to individual intangible assets generally requires the assistance of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation. Because individual intangible assets (1) may be expensed immediately upon acquisition; (2) amortized over their estimated useful life; or (3) not amortized, the assigned values and lives, when applicable, could have a material effect on current and future period results of operations. Further, intangibles are subject to certain judgments when evaluating impairment pursuant to SFAS No. 142, "Goodwill and Intangible Assets", discussed further in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. The Company tests goodwill and indefinite lived intangible assets annually for impairment under SFAS No. 142 as of May 1, or whenever events may indicate a possible impairment exists. Future operating results could trigger significant future non-cash impairment charges.

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

Effect if Actual Results Differ From Assumptions

The Company completed the annual impairment testing of intangible assets in the fourth quarter of the year ended July 31, 2006, which resulted in no impairment being recorded, using the methodology described herein. A 10% decrease in the estimated fair value of the goodwill and intangible assets tested would not have had a significant impact on the test results.

Income Taxes.

Description

The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that the Company files its tax return on a calendar year basis which is different from its fiscal year end. As of July 31, 2006, the Company had total deferred tax assets of $58.9 million (before valuation allowances) and total deferred tax liabilities of $118.4 million. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future, primarily through the reversal of the deferred tax liabilities, to realize the benefit of the Company's deferred tax assets for which valuation allowances have not been recorded against.

Judgments and Uncertainties

The Company has approximately $5.6 million (tax-effected) of NOLs carryforward as of July 31, 2006 for which it has not recorded a valuation allowance against. The Company is relying on the reversal of deferred tax liabilities and generation of future income to utilize this carryforward.

Effect if Actual Results Differ From Assumptions

If the Company were to incur substantial tax losses for a number of years, the carryforward for which it has not recorded a valuation allowance against could expire without being utilized resulting in an increased tax expense in the period that the Company believes that it more likely than not the carryforward will not be realized.

Tax Contingencies.

Description

The Company is subject to periodic review by domestic tax authorities for audit of the Company's income tax returns. These audits generally include questions regarding the Company's tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with the Company's various tax filing positions, including state and local taxes, the Company recorded reserves for probable exposure. A significant amount of time may pass before a particular matter, for which the Company may have established a reserve, is audited and fully resolved. The Internal Revenue Service has completed its exam of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings. The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOLs. These restricted NOLs relate to fresh start accounting from the Company’s reorganization in 1992. The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals.

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

An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution. A favorable tax settlement could possibly result in a reduction in the Company's tax expense in the year of settlement or in future years resulting in additional cash being generated from operating activities, a reduction in the effective tax rate in the year of resolution and may require adjustments to the Company’s deferred tax assets, liabilities or intangible assets. Additionally, a favorable outcome could result in a reduction in taxes owed to government agencies over the next several years.

Depreciable Lives of Assets.

Description

Mountain and Lodging operational assets, furniture, computer equipment, software and leasehold improvements are depreciated using the straight-line method over the estimated useful life of the asset. Assets may become obsolete or require replacement before the end of their useful life in which the remaining book value would be written off or the Company could incur costs to remove or dispose of assets no longer in use.

Judgments and Uncertainties

The estimates of the Company’s useful life of the assets contains uncertainty because management must use judgment to estimate the useful life of the asset.

Effect if Actual Results Differ From Assumptions

Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and the Company may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $8.2 million for the year ended July 31, 2006.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

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

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under that method, compensation cost recognized in the year ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on August 1, 2005, the Company's income before income taxes and net income for the year ended July 31, 2006 decreased $6.1 million and $3.8 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.10 for the year ended July 31, 2006 (see Note 2, Summary of Significant Accounting Policies, and Note 19, Stock Compensation Plans, of the Notes to Consolidated Financial Statements, for more information regarding the implementation of SFAS 123R).

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning August 1, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FIN 48 will have on the Company’s financial position or results of operations upon adoption.

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

Seasonality and Quarterly Results

The Company's Mountain and Lodging operations are seasonal in nature. In particular, revenues and profits for the Company's Mountain and most of its Lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company's owned golf courses occur during the summer months while the winter season generally results in operating losses. However, revenues and profits generated by GTLC's summer operations, management fees from those managed properties and golf operations are not sufficient to fully offset the Company's off-season losses from its Mountain and other Lodging operations. During the year ended July 31, 2006, 78.9% of total combined Mountain and Lodging revenues were earned during the second and third quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2006, the Company had $72.2 million of variable rate indebtedness, representing 13.6% of the Company's total debt outstanding, at an average interest rate during the year ended July 31, 2006 of 5.3%. Based on variable-rate borrowings outstanding as of July 31, 2006, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $722,000. The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2006, 2005 and 2004

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

Financial Statement Schedule:
The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves	58

Management's Report on Internal Control over Financial Reporting

Management of Vail Resorts, Inc. ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of July 31, 2006, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2006, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Vail Resorts, Inc.:

We have completed integrated audits of Vail Resorts, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006. As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities as of November 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of July 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
October 4, 2006

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$191,794	$136,580
Restricted cash	20,322	18,253
Trade receivables, net of allowances of $1,388 and $1,335, respectively	35,949	33,136
Inventories, net of reserves of $755 and $719, respectively	42,278	36,078
Deferred income taxes (Note 12)	11,938	11,405
Other current assets	23,693	20,697
Assets held for sale (Note 2)	--	26,735
Total current assets	325,974	282,884
Property, plant and equipment, net (Note 5)	851,112	843,047
Real estate held for sale and investment	259,384	154,874
Deferred charges and other assets	29,615	23,172
Notes receivable	10,638	9,463
Goodwill, net (Note 5)	135,811	135,507
Intangible assets, net (Note 5)	75,109	76,974
Total assets	$1,687,643	$1,525,921

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$230,762	$209,369
Income taxes payable	17,517	12,979
Long-term debt due within one year (Note 4)	5,915	2,004
Total current liabilities	254,194	224,352
Long-term debt (Note 4)	525,313	519,706
Other long-term liabilities (Note 5)	158,490	140,421
Deferred income taxes (Note 12)	73,064	71,209
Commitments and contingencies (Note 14)
Put option liabilities (Note 10)	1,245	34
Minority interest in net assets of consolidated subsidiaries	32,560	29,670
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, and 39,036,282 and 36,596,193 shares issued, respectively (Note 17)	390	366
Additional paid-in capital	509,505	442,527
Deferred compensation	--	(329)
Retained earnings	143,721	97,965
Treasury stock (Note 17)	(10,839)	--
Total stockholders’ equity	642,777	540,529
Total liabilities and stockholders’ equity	$1,687,643	$1,525,921

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2006	2005	2004
Net revenue:
Mountain	$620,441	$540,855	$500,995
Lodging	155,807	196,351	180,525
Real estate	62,604	72,781	45,123
Total net revenue	838,852	809,987	726,643
Operating expense:
Mountain	443,116	391,889	368,875
Lodging	142,693	177,469	165,983
Real estate	56,676	58,254	16,791
Total segment operating expense	642,485	627,612	551,649
Other operating income (expense):
Gain on transfer of property, net	--	--	2,147
Depreciation and amortization	(86,098)	(89,968)	(86,377)
Relocation and separation charges (Note 8)	(5,096)	--	--
Asset impairment charges (Note 11)	(210)	(2,550)	(1,108)
Mold remediation credit (charge) (Note 14)	1,411	--	(5,500)
Loss on disposal of fixed assets, net	(1,035)	(1,528)	(2,345)
Income from operations	105,339	88,329	81,811
Mountain equity investment income, net	3,876	2,303	1,376
Lodging equity investment loss, net	--	(2,679)	(3,432)
Real estate equity investment income (loss), net	791	(102)	460
Investment income, net	7,995	2,066	1,886
Interest expense, net	(36,478)	(40,298)	(47,479)
Loss on extinguishment of debt	--	(612)	(37,084)
Gain (loss) on sale of businesses, net (Note 9)	4,625	(7,353)	--
Contract dispute charges (Note 14)	(3,282)	--	--
(Loss) gain on put options, net (Note 10)	(1,212)	1,158	(1,875)
Other income (expense), net	50	50	(179)
Minority interest in income of consolidated subsidiaries, net	(6,694)	(5,239)	(4,000)
Income (loss) before (provision) benefit for income taxes	75,010	37,623	(8,516)
(Provision) benefit for income taxes (Note 12)	(29,254)	(14,485)	2,557
Net income (loss)	$45,756	$23,138	$(5,959)

Per share amounts (Note 3):
Basic net income (loss) per share	$1.21	$0.65	$(0.17)
Diluted net income (loss) per share	$1.19	$0.64	$(0.17)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional				Total
	Shares				Paid-in	Deferred	Retained	Treasury	Stockholders'
	Class A	Common	Total	Amount	Capital	Compensation	Earnings	Stock	Equity
Balance, July 31, 2003	7,439,834	27,835,042	35,274,876	$ 352	$ 415,306	$ (198)	$ 80,786	$ --	$ 496,246
Net loss	--	--	--	--	--	--	(5,959)	--	(5,959)
Conversion of Class A shares
to common shares (Note 17)	(1,325,000)	1,325,000	--	--	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	--	--	250	--	--	250
Issuance of shares pursuant to
options exercised (Note 19)	--	62,786	62,786	1	561	--	--	--	562
Tax benefit of stock option
exercises	--	--	--	--	64	--	--	--	64
Restricted stock granted	--	--	--	--	729	(729)	--	--	--
Balance, July 31, 2004	6,114,834	29,222,828	35,337,662	353	416,660	(677)	74,827	--	491,163
Net income	--	--	--	--	--	--	23,138	--	23,138
Conversion of Class A shares
to common shares (Note 17)	(6,114,834)	6,114,834	--	--	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	--	--	348	--	--	348
Issuance of shares pursuant to
options exercised and issuance
of restricted shares (Note 19)	--	1,258,531	1,258,531	13	21,928	--	--	--	21,941
Tax benefit of stock option
exercises	--	--	--	--	3,939	--	--	--	3,939
Balance, July 31, 2005	--	36,596,193	36,596,193	366	442,527	(329)	97,965	--	540,529
Net income	--	--	--	--	--	--	45,756	--	45,756
Stock-based compensation
(Note 19)	--	--	--	--	6,476	--	--	--	6,476
Reversal of deferred compensation due to adoption of SFAS 123R	--	--	--	--	(329)	329	--	--	--
Issuance of shares pursuant to
options exercised and issuance
of restricted shares (Note 19)	--	2,440,089	2,440,089	24	46,508	--	--	--	46,532
Tax benefit of stock option
exercises	--	--	--	--	14,323	--	--	--	14,323
Repurchase of common stock
(Note 17)	--	--	--	--	--	--	--	(10,839)	(10,839)
Balance, July 31, 2006	--	39,036,282	39,036,282	$390	$509,505	$--	$143,721	$(10,839)	$642,777

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended July 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$45,756	$23,138	$(5,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,098	89,968	86,377
Non-cash cost of real estate sales	35,121	38,425	(1,654)
Non-cash gain on transfer of property, net	--	--	(2,147)
Non-cash stock-based compensation expense	6,523	437	248
Asset impairment charges	210	2,550	1,108
Non-cash mold remediation (credit) charge	(559)	--	5,500
(Gain) loss on sale of businesses, net	(4,625)	7,353	--
Loss on extinguishment of debt	--	612	37,084
Deferred income taxes, net	1,322	(7,514)	(1,018)
Minority interest in net income of consolidated subsidiaries	6,694	5,239	4,000
Other non-cash (income) expense, net	(6,291)	(3,433)	5,708
Changes in assets and liabilities:
Restricted cash	(2,069)	(2,222)	(4,965)
Accounts receivable, net	(2,644)	(3,665)	7,254
Notes receivable	(1,925)	4,052	1,685
Inventories, net	(4,811)	(5,074)	605
Accounts payable and accrued expenses	26,213	26,443	20,512
Income taxes receivable/payable	4,538	21,960	6,940
Deferred real estate credits	14,539	29,755	11,453
Private club deferred initiation fees	7,126	8,324	8,358
Other assets and liabilities, net	(17,812)	(16,007)	(152)
Net cash provided by operating activities	193,404	220,341	180,937
Cash flows from investing activities:
Capital expenditures	(88,901)	(79,975)	(62,960)
Investments in real estate	(129,728)	(72,164)	(27,802)
Distributions from joint ventures	522	6,588	4,849
Cash received from disposal of fixed assets	823	2,019	2,658
Cash received from sale of businesses	30,712	108,399	--
Purchase of minority interests	--	(9,748)	--
Other investing	(5,149)	--	(110)
Net cash used in investing activities	(191,721)	(44,881)	(83,365)
Cash flows from financing activities:
Proceeds from borrowings under 6.75% Notes	--	--	390,000
Payment of tender and call of 8.75% Notes	--	--	(360,000)
Payment of tender premium	--	--	(23,825)
Repurchases of common stock	(10,839)	--	--
Payment of financing costs	(1,584)	(1,774)	(6,828)
Payment of Credit Facility Term Loan	--	(98,750)	(1,000)
Proceeds from borrowings under other long-term debt	63,660	176,423	173,253
Payments of other long-term debt	(54,439)	(181,239)	(234,234)
Distributions from joint ventures to minority shareholders	(4,239)	(1,807)	(1,474)
Proceeds from exercise of stock options	46,649	21,939	562
Tax benefit from exercise of stock options	14,323	--	--
Net cash provided by (used in) financing activities	53,531	(85,208)	(63,546)
Net increase in cash and cash equivalents	55,214	90,252	34,026
Net increase in cash due to adoption of FIN 46R	--	--	4,428
Cash and cash equivalents:
Beginning of period	136,580	46,328	7,874
End of period	$191,794	$136,580	$46,328

Cash paid for interest, net of amounts capitalized	$33,550	$38,158	$38,578
Taxes paid (refunds received), net	8,617	--	(8,827)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions
(In thousands)

	Year Ended July 31,
	2006	2005	2004
Distributions (net of liabilities assumed) from KRED	$--	$--	$25,600
Capital leases entered into for operating fixed assets	--	--	1,312
Increase in assets due to adoption of FIN 46R	--	--	49,860
Increase in liabilities due to adoption of FIN 46R	--	--	48,972
Land exchange with the United States Forest Service	5,407	--	--

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1. Organization and Business

Vail Resorts, Inc. ("Vail Resorts") is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company owns and operates five world-class ski resorts and related ancillary businesses at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. These resorts use federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). The Company also holds a 61.7% interest in SSI Venture LLC ("SSV"), a retail/rental company. In the Lodging segment, the Company owns and operates various hotels, RockResorts International LLC ("RockResorts"), a luxury hotel management company, and Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club (“JHG&TC”) in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary of the Company, conducts the operations of the Company's Real Estate segment. The Company's Mountain business and those Lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Investments in Affiliates and Note 7, Variable Interest Entities).

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

Restricted Cash-- Restricted cash represents amounts held as state-regulated reserves for self-insured workers' compensation claims, owner and guest advance deposits held in escrow for lodging reservations and certain deposits received from real estate transactions. The workers' compensation reserve, which was $12.3 million at July 31, 2006, is invested in money market accounts, highly liquid U.S. Treasury and similar-grade obligations, in accordance with reserve restrictions.

Trade Receivables-- The Company records trade accounts receivable in the normal course of business related to the sale of products or services. The Company charges interest on past due accounts at a rate of 18% per annum. The allowance for doubtful accounts is based on a specific reserve analysis and on a percentage of accounts receivable, and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility. Write-offs are evaluated on a case by case basis. Delinquency status on accounts receivable is based on contractual terms.

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

Estimated Life
in Years

Land improvements	20
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Vehicles	3

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million. The Company records capitalized interest once construction activities commence and capitalized $63,000 of interest on non-real estate projects during the year ended July 31, 2006. The Company did not capitalize interest on non-real estate projects during the years ended July 31, 2005 and 2004.

The Company has certain assets being used in resort operations that were constructed as amenities in conjunction with real estate development and included in project costs and expensed as the real estate was sold. Accordingly, there is no carrying value and no depreciation expense related to these assets in the Company's Consolidated Financial Statements. These assets were primarily placed in service from 1995 to 1997 with an original cost of approximately $33 million and an average estimated useful life of 15 years.

Real Estate Held for Sale and Investment-- The Company capitalizes as land held for sale and investment the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate within a project is determined using either specific identification or the relative sales value method. Sales and marketing expenses are charged against income in the period incurred. Sales commission expenses are charged against income in the period that the related revenues are recorded. The Company capitalizes interest on real estate projects expected to take longer than one year to complete and cost more than $1.0 million. The Company records capitalized interest once construction activities commence and real estate deposits have been applied. Interest capitalized on real estate development projects during the years ended July 31, 2006 and 2005 was $2.2 million and $14,000, respectively. The Company did not capitalize interest on real estate development projects during the year ended July 31, 2004.

The Company is a member in Keystone/Intrawest, LLC (“KRED”), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain. The Company contributed 500 acres of development land as well as certain other funds to the joint venture. The Company's investment in KRED, including the Company's equity earnings from the inception of KRED, is reported as "real estate held for sale and investment" in the accompanying consolidated balance sheets. In December 2003, KRED distributed a majority of its assets to its members. The Company received a non-cash distribution of $25.6 million (net of assumed liabilities of $14.0 million) under the distribution. The Company primarily received various parcels of developable land and approximately 91,000 square feet of commercial space in the distribution. There was no gain or loss recorded upon distribution. The Company recorded equity income/(loss) of $791,000, ($102,000) and $99,000 for the years ended July 31, 2006, 2005 and 2004, respectively, related to KRED. During the year ended July 31, 2006, KRED made distributions of $2.2 million related to the sale of final inventory of developed real estate. It is the intent of the members to dissolve KRED.

Assets Held for Sale-- During the fourth quarter of 2005, the Company entered into a process to market the assets constituting Snake River Lodge & Spa (“SRL&S”) for sale in accordance with the Company's strategy to reduce certain hotel ownership in favor of increasing its managed property portfolio. As a result, the Company had classified $26.7 million of long-term assets, including $26.5 million of net property, plant and equipment and $185,000 of goodwill, as "assets held for sale" in the accompanying consolidated balance sheet as of July 31, 2005. The Company sold the assets constituting SRL&S during the second quarter of the year ended July 31, 2006 (see Note 9, Sale of Businesses, for more information).

Deferred Financing Costs-- Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective term of the applicable debt issues.

Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, intellectual property, Forest Service permits, franchise agreements and excess reorganization value. As prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Intangible Assets" goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under SFAS No. 142 as of May 1. The Company determined that there was no impairment to goodwill and intangible assets during the years ended July 31, 2006, 2005 and 2004.

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs (see Note 11, Asset Impairment Charges, for more information related to impaired long-lived assets).

Revenue Recognition-- Mountain and Lodging revenues are derived from a wide variety of sources, including, among other things, sales of lift tickets, ski school tuition, food and beverage operations, retail sales, equipment rentals, hotel operations, property management services, private club dues, technology services, and golf course greens fees, and are recognized as products are delivered or services are performed. Revenues from private club initiation fees are recognized over the estimated life of the club facilities. Revenues from arrangements with multiple deliverables are bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting. If fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.

Revenues from real estate primarily involve the sale of single-family homesites, condominiums/townhomes, and undeveloped land parcels. Revenue is not recognized until a sale is fully consummated as evidenced by (1) a binding contract, (2) receipt of consideration (generally the Company receives full cash payment upon closing) and (3) transfer to the buyer the usual risks and rewards of ownership. Contingent future profits, if any, are recognized only when received. The Company generally applies the "full accrual" method of revenue recognition thereby recognizing revenue and the related profit upon transfer of title to the buyer. However, if the Company has an obligation to complete improvements of lots sold or to construct amenities or other facilities as contractually required by sales that have been consummated, the Company utilizes the "percentage-of-completion" method of revenue recognition. The Company recorded revenue under the percentage-of-completion method of approximately $6.4 million, $11.2 million and $16.1 million for the years ended July 31, 2006, 2005 and 2004, respectively. Additionally, the Company uses the "deposit" method for sales that have not been completed for which payments have been received from buyers (reflected as deferred credits in the Company’s consolidated balance sheets), and as such no profit is recognized until the sale is consummated.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued commitment liabilities for costs to be incurred subsequent to the sales transaction. Estimates of project costs and cost allocations are reviewed at the end of each financial reporting period until a project is substantially completed and available for sale. Costs are revised and reallocated as necessary for material changes on the basis of current estimates and are reported as a change in estimate in the current period. The Company recorded changes in estimates that (decreased) increased reported real estate cost of sales by approximately $(214,000), $435,000 and ($16.9 million) for the years ended July 31, 2006, 2005 and 2004, respectively (see Note 14, Commitments and Contingencies, for more information).

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

Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2006, 2005 and 2004 was $17.2 million, $15.1 million and $14.6 million, respectively. At July 31, 2006 and 2005, prepaid advertising costs of $642,000 and $885,000, respectively, are reported as "other current assets" in the Company's consolidated balance sheets.

Income Taxes-- The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized (see Note 12, Income Taxes, for more information related to deferred tax assets and liabilities).

Net Income (Loss) Per Share-- In accordance with SFAS No. 128, "Earnings Per Share", the Company computes net income per share on both the basic and diluted basis (see Note 3, Net Income (Loss) Per Common Share).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's credit facilities, Employee Housing Bonds and Non-Recourse Real Estate Financings (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair values of the Company's Industrial Development Bonds (as defined in Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The fair value of the 6.75% Notes (as defined in Note 4, Long-Term Debt) is based on quoted market price. The estimated fair values of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2006 and 2005 are presented below (in thousands):

	July 31, 2006		July 31, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.75% Notes	$390,000	$372,450	$390,000	$397,800
Industrial Development Bonds	61,700	63,423	61,700	71,266
Other long-term debt	7,335	7,211	8,006	9,074

Stock Compensation--At July 31, 2006, the Company had four stock-based compensation plans, which are described more fully in Note 19, Stock Compensation Plans. Prior to August 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost for all stock-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods. Results for prior periods have not been restated. The following table shows total stock-based compensation expense for the years ended July 31, 2006, 2005 and 2004 included in the consolidated statements of operations (in thousands):

	Year Ended July 31,
	2006	2005	2004
Mountain operating expense	$3,685	$254	$153
Lodging operating expense	1,334	88	53
Real estate operating expense	1,504	95	42
Pre-tax stock-based compensation expense	6,523	437	248
Less: benefit for income taxes	2,450	164	93
Net stock-based compensation expense	$4,073	$273	$155

As a result of adopting SFAS 123R on August 1, 2005, the Company's income before income taxes and net income for the year ended July 31, 2006 decreased $6.1 million and $3.8 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees. The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.10 for the year ended July 31, 2006.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the consolidated statements of operations before considering the impact of stock options that expire unexercised or forfeited (the "excess tax benefit") be classified as financing cash flows. The excess tax benefit of $14.3 million classified as a financing cash inflow for the year ended July 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. The Company has elected to establish its pool of windfall tax benefits under the “long-form” method, and therefore, has calculated such excess amounts as if stock-based compensation on an individual grant basis had been recognized under the pro forma method of SFAS 123 and SFAS 123R.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had recorded in its consolidated statements of operations the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans for the years ended July 31, 2005 and 2004. For purposes of this pro forma disclosure, options granted subsequent to July 31, 2005 and 2004, respectively, are not considered, the value of the options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods (in thousands, except per share amounts).

	Year Ended July 31,
	2005	2004
Net income (loss)
As reported	$23,138	$(5,959)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	273	155
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,987)	(2,546)
Pro forma	$20,424	$(8,350)

Basic net income (loss) per share
As reported	$0.65	$(0.17)
Pro forma	$0.57	$(0.24)

Diluted net income (loss) per share
As reported	$0.64	$(0.17)
Pro forma	$0.56	$(0.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 0% for each year; expected volatility of 35.3% and 38.7%; risk-free interest rates of 3.28% and 2.92%; and an expected life of five years for each year. The weighted-average grant-date fair value per share of stock options granted in the years ended July 31, 2005 and 2004 was $6.83 and $5.63, respectively.

Concentration of Credit Risk-- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions. At times, such investments may be in excess of FDIC insurance limits. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. As a result, as of July 31, 2006, the Company did not consider itself to have any significant concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses, but does require advance deposits on certain transactions, and historical losses have been within management's expectations. The Company does not enter into financial instruments for trading or speculative purposes.

Use of Estimates-- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications-- Certain reclassifications have been made to the accompanying Consolidated Financial Statements as of and for the years ended July 31, 2005 and 2004 to conform to the current period presentation.

New Accounting Pronouncements-- In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning August 1, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FIN 48 will have on the Company’s financial position or results of operations upon adoption.

3. Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common stockholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the years ended July 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended July 31,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per share:
Net income (loss)	$45,756	$45,756	$23,138	$23,138	$(5,959)	$(5,959)

Weighted-average shares outstanding	37,866	37,866	35,712	35,712	35,294	35,294
Effect of dilutive securities	--	701	--	648	--	--
Total shares	37,866	38,567	35,712	36,360	35,294	35,294
Net income (loss) per share	$1.21	$1.19	$0.65	$0.64	$(0.17)	$(0.17)

The number of shares issuable on the exercise of common stock options that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 334,000, 631,000 and 4.5 million, for the years ended July 31, 2006, 2005 and 2004, respectively.

4. Long-Term Debt

Long-term debt as of July 31, 2006 and 2005 is summarized as follows (in thousands):

	Fiscal Year	July 31,	July 31,
	Maturity (i)	2006	2005

Credit Facility Revolver (a)	2010	$--	$--
SSV Facility (b)	2011	6,261	9,429
Industrial Development Bonds (c)	2007-2020	61,700	61,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
Non-Recourse Real Estate Financings (e)	2007-2009	13,357	--
6.75% Senior Subordinated Notes (“6.75% Notes”) (f)	2014	390,000	390,000
Other (g)	2007-2029	7,335	8,006
Total debt		531,228	521,710
Less: current maturities (h)		5,915	2,004
Long-term debt		$525,313	$519,706

(a)
The Company amended its senior credit facility (the "Credit Facility") in January 2005. Key modifications to the Credit Facility included, among other things, payoff of the $100 million term loan (the "Credit Facility Term Loan"), the expansion of the revolving credit facility (the "Credit Facility Revolver") to $400 million from $325 million, extension of the maturity on the Credit Facility Revolver to January 2010 from June 2007, reduced pricing for interest rate margins and commitment fees, and improved flexibility in the Company's ability to make investments and distributions. The Company recorded a $612,000 loss on extinguishment of debt in the year ended July 31, 2005 for the remaining unamortized deferred financing costs associated with the pay off of the Credit Facility Term Loan.

The amended credit agreement, the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), is between The Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A., as administrative agent and the Lenders party thereto, and consists of a $400 million Credit Facility Revolver. The Vail Corporation's obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of The Vail Corporation, substantially all of its subsidiaries and the Company's interest in SSV. The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit. The Credit Agreement matures January 2010. Borrowings under the Credit Agreement bear interest annually at the Company's option currently at the rate of (i) LIBOR plus 1.0% (6.39% at July 31, 2006) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (8.25% at July 31, 2006). Interest rate margins fluctuate based upon the ratio of the Company's Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis. The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Funded Debt to EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends. The unused amount available for borrowing under the Credit Agreement was $323.4 million as of July 31, 2006, net of letters of credit of $76.6 million outstanding under the Credit Agreement. The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Credit Agreement includes the following restrictive financial covenants: Maximum Funded Debt to Adjusted EBITDA ratio, Maximum Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Minimum Interest Coverage ratio (each as defined in the Credit Agreement).

(b)
In September 2005, SSV entered into a new credit facility ("SSV Facility"), with U.S. Bank National Association ("U.S. Bank") as lender, to refinance its existing credit facility and to provide additional financing for future acquisitions. The new facility provides for financing up to an aggregate $33 million, consisting of (i) an $18 million working capital revolver, (ii) a $10 million reducing revolver and (iii) a $5 million acquisition revolver. Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV ($79.4 million at July 31, 2006). Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment of SSV. The SSV Facility matures September 2010. Borrowings bear interest annually at SSV's option of (i) LIBOR plus 0.875% (6.27% at July 31, 2006) or (ii) U.S. Bank's prime rate minus 1.75% (6.5% at July 31, 2006). Proceeds under the working capital revolver are for SSV's seasonal working capital needs. No principal payments are due until maturity, and principal may be drawn and repaid at any time. Proceeds under the reducing revolver were used to pay off SSV's existing credit facility. Principal under the reducing revolver may be drawn and repaid at any time. The reducing revolver commitments decrease by $312,500 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval. Principal under the acquisition revolver may be drawn and repaid at any time. The acquisition revolver commitments decrease by $156,250 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007. Any outstanding balance in excess of the reduced commitment amount will be due on the day of each commitment reduction. The SSV Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c)
 The Company has outstanding $61.7 million of industrial development bonds (collectively, the "Industrial Development Bonds"), of which $41.2 million were issued by Eagle County, Colorado (the "Eagle County Bonds") and mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. The promissory note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the Forest Service permits for Vail and Beaver Creek. In addition, the Company has outstanding two series of refunding bonds (collectively, the "Summit County Bonds"). The Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $19.0 million, maturing in installments of $4.0 million in the year ending July 31, 2007 and $15.0 million in the year ending July 31, 2009. These bonds bear interest at a rate of 7.75% for bonds maturing in the year ending July 31, 2007 and 7.875% for bonds maturing in the year ending July 31, 2009. The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in the year ending July 31, 2011 and bear interest at 7.375%. The promissory note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to the Bank of New York as Trustee under the Indenture of Trust underlying the Summit County Bonds. The promissory note is also collateralized in accordance with a guaranty from Ralston Purina Company (subsequently assumed by The Vail Corporation) to the Trustee for the benefit of the registered owners of the bonds.

(d)
As of November 1, 2003, the Company began consolidating four employee housing entities (each an “Employee Housing Entity” and collectively, the "Employee Housing Entities"): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The Employee Housing Entities had previously been accounted for under the equity method (see Note 7, Variable Interest Entities). Accordingly, the outstanding indebtedness of the entities (collectively, the "Employee Housing Bonds") is included in the Company's consolidated balance sheets as of July 31, 2006 and 2005. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company's employees. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0.01% to 0.05% (5.40% to 5.45% at July 31, 2006). Interest on the Employee Housing Bonds is paid monthly in arrears, and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The Series A bonds for each employee housing Employee Housing Entity and the Series B bonds for Breckenridge Terrace, BC Housing and Tenderfoot are backed by letters of credit issued under the Credit Facility. The Series B bonds for Tarnes are backed by a letter of credit issued by a bank, for which the assets of Tarnes serve as collateral ($7.5 million at July 31, 2006). The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2006 and 2005 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
On July 19, 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement (the "Gore Creek Facility") in the amount of up to $30 million with U.S. Bank, as administrative agent and lender. Borrowings under the Gore Creek Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Gore Creek Place, a residential development consisting of 16 luxury duplex residences. The Gore Creek Facility matures on July 19, 2007, and principal payments are due at the earlier of closing of sales for the Gore Creek residences or maturity. Gore Creek has the option to extend maturity for six months, subject to certain requirements. Borrowings under the Gore Creek Facility bear interest annually at Gore Creek's option at the rate of (i) LIBOR plus 1.50% (6.89% at July 31, 2006) or (ii) the administrative agent's prime commercial lending rate (8.25% at July 31, 2006). Interest is payable monthly in arrears. The Gore Creek Facility provides for affirmative and negative covenants that restrict, among other things, Gore Creek's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions. The Gore Creek Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, U.S. Bank has recourse only against Gore Creek's assets ($18.6 million at July 31, 2006) and the Completion Guaranty Agreement ("Guaranty Agreement") described below. U.S. Bank does not have recourse against assets held by the Company or The Vail Corporation. All assets of Gore Creek are provided as collateral under the Gore Creek Facility. At July 31, 2006, borrowings under the Gore Creek Facility were $1.5 million. On August 3, 2006 the borrowings under the Gore Creek Facility were paid in full.

In January 2006, Arrabelle at Vail Square, LLC ("Arrabelle"), a wholly-owned subsidiary of the Company entered into a Construction Loan Agreement (the "Arrabelle Facility") in the amount of up to $175 million with U.S. Bank, as administrative agent, and U.S. Bank and Wells Fargo, N.A., as joint lead arrangers.  Borrowings under the Arrabelle Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Arrabelle at Vail Square, a mixed-use development consisting of 67 luxury residential condominium units, a 36-room RockResorts hotel, approximately 33,000 square feet of retail and restaurant space, a spa, private membership club and skier services facilities. The Arrabelle Facility matures on August 1, 2008, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units. Arrabelle has the option to extend the term of the Arrabelle Facility for nine months, subject to certain requirements. Borrowings under the Arrabelle Facility bear interest annually at Arrabelle's option at the rate of (i) LIBOR plus 1.45% (6.84% at July 31, 2006) or (ii) the administrative agent's prime commercial lending rate (8.25% at July 31, 2006). Interest is payable monthly in arrears. The Arrabelle Facility provides for affirmative and negative covenants that restrict, among other things, Arrabelle's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions. The Arrabelle Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, the lenders have recourse only against Arrabelle's assets ($59.0 million at July 31, 2006) and does not have recourse against assets held by the Company or The Vail Corporation. All assets of Arrabelle are provided as collateral under the Arrabelle Facility. At July 31, 2006, borrowings under the Arrabelle Facility were $11.9 million.

In connection with the Gore Creek Facility and the Arrabelle Facility (collectively, "Non-Recourse Real Estate Financings"), the Company and/or certain subsidiaries entered into completion guarantees, pursuant to which the Company and/or certain subsidiaries guarantee the completion of the construction of the projects (but not the repayment of any amounts drawn under the facilities). However, certain subsidiaries could be responsible to pay damages under very limited circumstances. If either the Company or certain subsidiaries are required to perform Gore Creek’s or Arrabelle's obligations to complete the projects, undisbursed commitments, if any, under the facilities for the completion of construction and development of the projects will be made available to the Company by the lender.

(f)
The Company has outstanding $390 million of Senior Subordinated Notes due 2014 (the "6.75% Notes") issued in January 2004, the proceeds of which were used to purchase the previously outstanding $360 million principal amount of Senior Subordinated Notes due 2009 (the "8.75% Notes") and pay related premiums, fees and expenses. The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15, beginning August 15, 2004. The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity. The Company has certain early redemption options under the terms of the 6.75% Notes. The premium for early redemption of the 6.75% Notes ranges from 0% to 3.375%, depending on the date of redemption. The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility, and will be subordinated to certain of the Company's future debts. The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (See Note 21, Guarantor Subsidiaries and Non-Guarantor Subsidiaries). The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies.

(g)
Other obligations primarily consist of a $6.6 million note outstanding to the Colorado Water Conservation Board, which matures in the year ending July 31, 2029, and capital leases totaling $704,000. Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 3.5% to 6.0% and have maturities ranging from the year ending July 31, 2007 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.

(i)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2006 are as follows (in thousands):

2007	$5,915
2008	352
2009	27,130
2010	262
2011	7,998
Thereafter	489,571
Total debt	$531,228

The Company recorded gross interest expense of $38.7 million, $40.3 million and $47.5 million for the years ended July 31, 2006, 2005 and 2004, respectively, of which $1.8 million, $2.1 million and $2.6 million was amortization of deferred financing costs. The Company capitalized $2.2 million and $14,000 of interest during the years ended July 31, 2006 and 2005, respectively. The Company did not capitalize any interest during the year ended July 31, 2004. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5. Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2006	2005
Land and land improvements	$248,941	$236,424
Buildings and building improvements	529,316	504,662
Machinery and equipment	426,457	398,342
Vehicles	25,671	24,449
Furniture and fixtures	113,696	97,780
Construction in progress	39,149	47,973
Gross property, plant and equipment	1,383,230	1,309,630
Accumulated depreciation	(532,118)	(466,583)
Property, plant and equipment, net	$851,112	$843,047

Depreciation expense for the years ended July 31, 2006, 2005 and 2004 totaled $81.7 million, $87.6 million and $83.2 million, respectively.

The composition of intangible assets follows:

	July 31,
	2006	2005
Indefinite lived intangible assets
Trademarks	$59,379	$58,142
Water rights	11,180	11,180
Excess reorganization value	14,145	14,145
Other intangible assets	6,577	6,143
Gross indefinite lived intangible assets	91,281	89,610
Accumulated amortization	(24,752)	(24,752)
Indefinite lived intangible assets, net	66,529	64,858

Goodwill
Goodwill	153,165	152,861
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	135,811	135,507

Amortizable intangible assets
Customer lists	18,087	18,047
Property management contracts	10,869	10,869
Intellectual property	4,348	4,348
United States Forest Service permits	5,905	5,010
Other intangible assets	15,320	15,627
Gross amortizable intangible assets	54,529	53,901
Accumulated amortization
Customer lists	(17,851)	(17,843)
Property management contracts	(8,345)	(5,364)
Intellectual property	(3,968)	(3,315)
United States Forest Service permits	(1,826)	(1,674)
Other intangible assets	(13,959)	(13,589)
Accumulated amortization	(45,949)	(41,785)
Amortizable intangible assets, net	8,580	12,116

Total gross intangible assets	298,975	296,372
Total accumulated amortization	(88,055)	(83,891)
Total intangible assets, net	$210,920	$212,481

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2006, 2005 and 2004 totaled $4.3 million, $2.3 million and $3.2 million, respectively, and is estimated to be approximately $885,000 annually, on average, for the next five fiscal years.

The weighted-average amortization period (in years) for intangible assets subject to amortization is as follows:

	July 31,
	2006	2005
Trademarks	7	7
Customer lists	8	8
Property management contracts	10	14
Intellectual property	6	6
United States Forest Service permits	35	37
Franchise agreement	20	20
Other intangible assets	8	8

The changes in the net carrying amount of goodwill for the years ended July 31, 2006, 2005 and 2004 are as follows (in thousands):

Balance at July 31, 2003	$145,049
Put exercise adjustment	41
Balance at July 31, 2004	$145,090
Sale of Rancho Mirage	(6,396)
Assets held for sale adjustment	(185)
Purchase of minority interest	(1,775)
Put exercise adjustment	(1,227)
Balance at July 31, 2005	$135,507
Acquisition	304
Balance at July 31, 2006	$135,811

In the year ended July 31, 2006, SSV acquired a retail/rental business, resulting in $304,000 of goodwill. In July 2005, the Company sold the assets constituting The Lodge at Rancho Mirage (“Rancho Mirage”), resulting in a $6.4 million decrease of associated goodwill. The assets held for sale adjustment in the year ended July 31, 2005 relates to the goodwill associated with SRL&S which had been classified as held for sale (see Note 2, Summary of Significant Accounting Polices). The purchase of minority interest in the year ended July 31, 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining SRL&S minority interest at less than carrying value. The put exercise adjustment in the year ended July 31, 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining RockResorts minority interest.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2006	2005
Trade payables	$82,599	$67,368
Deferred revenue	30,785	32,474
Deferred credits and deposits	24,026	21,609
Accrued salaries, wages and deferred compensation	31,954	26,571
Accrued benefits	24,538	19,379
Accrued interest	14,969	14,274
Liability to complete real estate projects, short term	5,951	5,188
Other accruals	15,940	22,506
Total accounts payable and accrued expenses	$230,762	$209,369

The composition of other long-term liabilities follows:

	July 31,
	2006	2005
Private club deferred initiation fee revenue	$95,848	$92,395
Deferred real estate credits	54,578	37,829
Other long-term liabilities	8,064	10,197
Total other long-term liabilities	$158,490	$140,421

6. Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2006:

Equity Method Affiliates	Ownership Interest
KRED	50%
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
Clinton Ditch and Reservoir Company	43%
Eclipse Television & Sports Marketing, LLC	20%
Bachelor Gulch Resort, LLC (“BG Resort”)	*

* The Company had a 49% ownership interest in BG Resort which it sold on December 8, 2004.

The Company's ownership interests in the Employee Housing Entities, Avon Partners II, LLC ("APII") and FFT Investment Partners ("FFT") were formerly accounted for under the equity method. In connection with the Company's implementation of FIN 46R in the year ended July 31, 2004, the Company determined it is the primary beneficiary of these six entities, which are variable interest entities (“VIEs”), and therefore has consolidated them in its consolidated financial statements as of July 31, 2006, 2005 and 2004 (see Note 7, Variable Interest Entities).

The Company had total net investments in equity method affiliates of $6.4 million and $6.2 million as of July 31, 2006 and 2005, respectively. Of this balance, as of July 31, 2006, $6.4 million is classified as "deferred charges and other assets" in the accompanying consolidated balance sheets. As of July 31, 2005, $844,000 of net investments in equity method affiliates is classified as "real estate held for sale and investment" and $5.4 million is classified as "deferred charges and other assets" in the accompanying consolidated balance sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $3.5 million and $1.8 million as of July 31, 2006 and 2005, respectively.

Historically, the Company's carrying amount of the equity method investment in KRED differed from the value of the underlying equity in net assets due to the difference in the book value and fair market value of the land contributed by the Company to the entity. The land basis difference for KRED was $58,000 as of July 31, 2005, which was recognized in the year ended July 31, 2006, as all land was sold. In addition, the Company historically carried a basis difference related to its investment in BG Resort associated with the land beneath BG Resort's hotel facility. The Company recognized a $2.5 million gain in real estate revenue in the year ended July 31, 2005 as a result of the sale of the Company's investment in BG Resort.

Condensed financial data for SSF/VARE, BG Resort and all other affiliates is summarized below (in thousands). Results of operations for the year ended July 31, 2005 for BG Resort are included for the period from August 1, 2004 through December 8, 2004, as BG Resort was sold on December 8, 2004.

	SSF/VARE	BG Resort	All Other Affiliates
Financial data for 2006:
Current assets	$10,190	$--	$2,320
Other assets	4,574	--	9,392
Total assets	$14,764	$--	$11,712

Current liabilities	$6,102	$--	$1,451
Other liabilities	--	--	--
Shareholders' equity	8,662	--	10,261
Total liabilities and shareholders' equity	$14,764	$--	$11,712

Net revenue	$61,449	$--	$10,167
Operating income (loss)	7,668	--	(40)
Net income (loss)	7,877	--	(7)

Financial data for 2005:
Current assets	$6,177	$--	$1,655
Other assets	3,458	--	13,514
Total assets	$9,635	$--	$15,169

Current liabilities	$4,686	--	$237
Other liabilities	--	--	502
Shareholders' equity	4,949	--	14,430
Total liabilities and shareholders' equity	$9,635	$--	$15,169

Net revenue	$52,381	$8,006	$17,522
Operating income (loss)	4,462	(2,355)	(42)
Net income (loss)	4,496	(5,730)	(88)

Financial data for 2004:
Net revenue	$38,276	$30,573	$26,912
Operating income (loss)	3,293	(2,482)	961
Net income (loss)	3,224	(5,895)	646

7. Variable Interest Entities

The Company has determined that it is the primary beneficiary of the Employee Housing Entities, which are VIEs, and has consolidated them in its Consolidated Financial Statements beginning November 1, 2003. In accordance with the guidance in FIN 46R, prior periods were not restated. As a group, as of July 31, 2006, the Employee Housing Entities had total assets of $42.5 million (primarily recorded in property, plant and equipment) and total liabilities of $64.4 million (primarily recorded in long-term debt). All of the assets ($7.5 million as of July 31, 2006) of Tarnes serve as collateral for Tarnes' Tranche B obligations. The Company has issued under its Credit Facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of APII, which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.1 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2006. APII has been consolidated by the Company since February 1, 2004.

The Company has determined that it is the primary beneficiary of FFT, which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million (primarily recorded in real estate held for sale and investment) and no debt as of July 31, 2006. FFT has been consolidated by the Company since February 1, 2004.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company has managed the day-to-day operations of four of the hotel properties since November 2001, began managing three of the properties during the fourth quarter of the year ended July 31, 2005 and began managing one of the properties during the second quarter of the year ended July 31, 2006. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $228.5 million (unaudited) and total liabilities of approximately $81.6 million (unaudited) as of July 31, 2006. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.7 million and the net book value of the intangible asset associated with the management agreements in the amount of $2.5 million as of July 31, 2006.

8. Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) is expected to be substantially completed by the end of the second quarter of the year ending July 31, 2007. The Company currently expects that the total charges associated with the relocation that will result in cash expenditures will be approximately $3.7 million to $4.1 million (which includes charges for severance and retention of approximately $1.6 million, charges for contract termination costs of approximately $300,000 and facility and employee and other relocation costs of approximately $1.8 million to $2.2 million), of which $2.4 million was incurred through July 31, 2006. In addition, the Company recorded total accelerated depreciation on the early retirement of certain assets of $900,000, recorded in “depreciation and amortization” expense. The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying consolidated balance sheets (in thousands):

	Severance and	Facility, Employee and Other
	Retention Benefits	Relocation Costs	Total
Balance at July 31, 2005	$--	$--	$--
Relocation charges	1,440	911	2,351
Payments	(567)	(628)	(1,195)
Balance at July 31, 2006	$873	$283	$1,156

In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned. In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses, which is included in “relocation and separation charges” in the accompanying consolidated statements of operations for the year ended July 31, 2006. Payments of Mr. Aron’s separation benefits is being paid in the first quarter of the year ending July 31, 2007.

9. Sale of Businesses

On December 8, 2004, the Company sold its 49% minority equity interest in BG Resort, the entity that owns The Ritz-Carlton Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million. This transaction resulted in a $5.7 million gain on disposal of the investment, which is included in "gain (loss) on sale of businesses, net" in the accompanying consolidated statement of operations for the year ended July 31, 2005. In addition, the Company recognized $2.5 million of Real Estate revenue associated with the recognition of previously deferred revenue for the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity for the year ended July 31, 2005. In conjunction with the sale, the Company had guaranteed payment of certain contingencies of BG Resort upon settlement. At the time of sale, the Company recorded a liability related to these contingencies in the amount of $130,000. In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $82,000, which has been recorded as a loss within "gain (loss) on sale of businesses, net" in the accompanying consolidated statement of operations for the year ended July 31, 2006. The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

On June 24, 2005, VAMHC, Inc., a subsidiary of the Company, sold the assets constituting the Vail Marriott Mountain Resort & Spa (the "Vail Marriott") to DiamondRock Hospitality Limited Partnership ("DiamondRock") for $62.0 million, the proceeds of which were adjusted for normal working capital prorations. An agreement to sell the hotel was reached in May 2005, after DiamondRock expressed its interest in acquiring the property. The carrying value of the assets sold (net of liabilities assumed) was $60.1 million. Additionally, the Company was required to complete certain capital projects that were part of the Company's 2005 capital plan as well as fund, in certain circumstances, certain other future improvements, the total of which was not expected to exceed $3.1 million. The Company recorded a $2.1 million loss in the year ended July 31, 2005 after consideration of all costs involved, which is included in "gain (loss) from sale of businesses, net" in the accompanying consolidated statement of operations. The Company continues to manage the Vail Marriott pursuant to a 15-year management agreement with DiamondRock.

On July 28, 2005, VA Rancho Mirage Resort, L.P., a limited partnership owned by wholly-owned subsidiaries of the Company, sold the assets constituting Rancho Mirage to GENLB-Rancho LLC ("GenLB"), a partnership led by the Gencom Group ("Gencom"), for $33.0 million, the proceeds of which were adjusted for normal working capital prorations. Gencom is an affiliate of GHR, LLC, the company which acquired the Company's interest in BG Resort earlier in the year ended July 31, 2005. An agreement to sell the hotel was reached in early July 2005, after Gencom expressed its interest in acquiring the property. The carrying value of the assets sold (net of liabilities assumed) was $43.3 million. The Company recorded a $10.9 million loss in the year ended July 31, 2005 after consideration of all costs involved, which is included in "gain (loss) from sale of businesses, net" in the accompanying consolidated statement of operations. In connection with the sale of Rancho Mirage, the Company entered into a multi-year management agreement of the hotel with GenLB. The Company continued to manage Rancho Mirage; however, in June 2006, the Company received notification by GenLB that effective August 13, 2006 the hotel would be closed in order to complete an extensive redevelopment of the property.

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting SRL&S to Lodging Capital Partners, a private, Chicago-based hospitality investment firm ("LCP"), for $32.5 million, the proceeds of which were adjusted for normal working capital pro-rations. The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as "assets held for sale" prior to the sale. The Company recorded a $4.7 million gain after consideration of all costs involved, which is included in "gain (loss) on sale of businesses, net" in the accompanying consolidated statement of operations for the year ended July 31, 2006. The Company continues to manage SRL&S pursuant to a 15-year management agreement with LCP.

10. Put and Call Options

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

The Company and GSSI have remaining put and call rights with respect to SSV: (1) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put 100% of GSSI's ownership interest in SSV during certain periods each year; and (2) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. For the year ended July 31, 2006, the Company recorded a loss of $1.2 million representing an increase in the estimated fair value of the put option liability during the period. For the year ended July 31, 2005, the Company recorded a gain of $546,000 representing a decrease in the estimated fair value of the put option liability during the period. For the year ended July 31, 2004, the Company recorded a loss of $118,000 representing an increase in the estimated fair value of the put option liability during the period. As of July 31, 2006, the Company had a 54.5% ownership interest in RTP. RTP’s minority shareholder has the option to put 27.8% of its remaining 45.5% interest in RTP to the Company as of July 31, 2006.

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

11. Asset Impairment Charges

During the year ended July 31, 2006, the Company recorded $210,000 of impairment losses for the write off of construction in progress costs, as it was determined that the Company would not receive future benefits from these development efforts.

During the year ended July 31, 2005, the Company recorded $2.6 million of impairment losses on long-lived assets consisting of (1) $1.6 million to write off the value of the RockResorts call option intangible upon settlement of the Olympus put in May 2005 (see Note 10, Put and Call Options), (2) $536,000 to write off the intangible asset associated with the Casa Madrona property management contract which was terminated in May 2005, (3) $273,000 to write off construction in progress costs related to a water rights expansion project resulting from the termination of a cooperation agreement in June 2005 after failing to obtain a necessary permit and (4) $167,000 to write off construction in progress costs associated with a Keystone water reservoir project which management decided to abandon due to difficulty in obtaining necessary permits and the high cost of continuing the project.

During the year ended July 31, 2004, the Company recorded a $933,000 impairment charge related to costs previously capitalized for the proposed Beaver Creek gondola project which was replaced by a plan to install two high-speed chairlifts and the abandonment of a project to relocate Beaver Creek's maintenance facilities. The previously proposed gondola project and the new maintenance facilities were classified as construction in progress. Additionally, in the year ended July 31, 2004, the Company recorded a write-down on a warehouse facility in the amount of $175,000. The Company determined that the warehouse met the held for sale criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets.” Accordingly, the carrying value of the warehouse was written down to its estimated fair value less costs to sell ($7.7 million), which was determined based on quoted market prices of similar assets. The warehouse was sold in the year ended July 31, 2005 for $7.7 million.

12. Income Taxes

At July 31, 2006, the Company has total federal net operating loss ("NOL") carryovers of approximately $114.9 million for income tax purposes, all of which expire in the year ending July 31, 2008 and are limited in deductibility each year under Section 382 of the Internal Revenue Code. The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through December 31, 2007 (the "Section 382 Amount"). However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of the above NOLs to reduce future taxable income. These NOLs relate to fresh start accounting from the Company's reorganization in 1992. To the extent that the Company is able to reduce future taxable income from the utilization of these NOLs, it will result in a corresponding reduction in intangible assets existing at the date of fresh start. During the year ended July 31, 2006, the Internal Revenue Service completed its exam of the Company’s filing position in these amended returns and disallowed the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million. Consequently, the accompanying financial statements and table of deferred items have only recognized benefits related to the NOLs to the extent of the Section 382 Amount reported in its tax returns prior to its amendments. Additionally, the Company has state NOLs (primarily California) totaling $25.1 million. The state NOLs primarily expire by the year ending July 31, 2015.

The Internal Revenue Service completed its exam of the Company’s tax returns for tax years 2001 through 2003 and issued a report of its findings. The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOLs. The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals. If the Company is unsuccessful in its appeals process, it will not negatively impact the Company’s financial position or results of operations.

At July 31, 2006, the Company has recorded a valuation allowance of $1.6 million, primarily due to California NOLs generated in prior years. Management has determined that it is more likely than not that a portion of its deferred tax assets, those primarily generated from California NOL carryovers, will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2006 and July 31, 2005 are as follows (in thousands):

	July 31,
	2006	2005
Deferred income tax liabilities:
Fixed assets	$94,411	$100,453
Intangible assets	19,884	19,309
Other, net	4,147	2,595
Total	118,442	122,357
Deferred income tax assets:
Real estate and other investments	8,440	3,146
Deferred compensation and other accrued expenses	13,474	11,675
Net operating loss carryforwards and minimum and
other tax credits	5,584	17,106
Deferred membership revenue	29,519	29,284
Other, net	1,904	2,947
Total	58,921	64,158
Valuation allowance for deferred income taxes	(1,605)	(1,605)
Deferred income tax assets, net of valuation allowance	57,316	62,553
Net deferred income tax liability	$61,126	$59,804

The net current and non-current components of deferred income taxes recognized in the consolidated balance sheets are as follows (in thousands):

	July 31,
	2006	2005

Net current deferred income tax asset	$11,938	$11,405
Net non-current deferred income tax liability	73,064	71,209
Net deferred income tax liability	$61,126	$59,804

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2006	2005	2004
Current:
Federal	$22,757	$18,987	$(1,762)
State	4,196	2,873	223
Total current	26,953	21,860	(1,539)
Deferred:
Federal	3,383	(6,731)	(843)
State	(1,082)	(644)	(175)
Total deferred	2,301	(7,375)	(1,018)
Provision (benefit) for income taxes	$29,254	$14,485	$(2,557)

The Company recorded a tax benefit upon the exercise of stock options and issuance of restricted stock of $14.3 million, $3.9 million and $64,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

A reconciliation of the income tax provision (benefit) from continuing operations and the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes is as follows:

	Year Ended July 31,
	2006	2005	2004
At U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income tax, net of federal benefit	2.7%	3.3%	--%
Nondeductible compensation	1.4%	0.7%	6.0%
Nondeductible meals or entertainment	0.2%	0.6%	2.5%
General business credits	(1.0)%	(1.2)%	(4.5)%
Other	0.7%	0.1%	1.0%
	39.0%	38.5%	(30.0)%

13. Related Party Transactions

Historically, the Company has paid a fee to Apollo Advisors for management services and expenses related thereto. In the year ended July 31, 2004, this fee was $500,000. In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A common stock into shares of common stock, this arrangement was terminated effective October 1, 2004. The Company recorded $83,000 of expense related to this fee in the year ended July 31, 2005 (see Note 17, Capitalization, for more information regarding this matter).

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("BCRC"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2006, 2005 and 2004 totaled $6.7 million, $6.3 million and $6.9 million, respectively. The Company had a receivable with respect to this arrangement of $16,000 and $50,000 as of July 31, 2006 and 2005, respectively.

The Company previously had a 49% ownership interest in BG Resort, which it sold in December 2004. In August 2004, BG Resort repaid the $4.9 million principal balance note receivable which was outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort in a debt refinancing.

In August 2003, the Company became the bookkeeper for BG Resort. The Company's responsibilities included maintaining the books and records of BG Resort and overseeing the annual financial statement audit. The Company recorded revenues of $85,000 and $108,000 during the years ended July 31, 2005 and 2004, respectively, related to this agreement. The agreement terminated in May of 2005.

In November 2002, the Company purchased an approximately 20,000 square foot spa and skier services area and 30 parking spaces from BG Resort for $13.3 million. The Company recorded revenues of $2.6 million, $2.5 million and $2.3 million during the years ended July 31, 2006, 2005 and 2004, respectively, related to use of the spa by guests of the Ritz-Carlton, Bachelor Gulch (the "Ritz").

On December 7, 2000, the Company and BG Resort entered into a Golf Course Access Agreement (the "Golf Agreement") which gave Ritz guests preferential tee times at Red Sky Ranch Golf Course (the "Course"). For this privilege, BG Resort paid a one-time access fee of $3.0 million to the Company. The term of the Golf Agreement commenced with the opening date of the Course and will expire on the later of (1) 50 years after the opening date of the Course or (2) the date on which the Golf Agreement expires or is terminated. The Company recognized approximately $60,000 in revenues related to the Golf Agreement during each of the years ended July 31, 2006, 2005 and 2004.

For the year ended July 31, 2006, KRED made distributions to the Company in the amount of $2.2 million related to the sale of inventory of developed real estate. In connection with this distribution, the Company recorded a $715,000 gain during the year ended July 31, 2006 for distributions in excess of the Company’s basis in the KRED investment.

As of July 31, 2005, the Company had outstanding a $500,000 long-term note receivable from KRED, an entity in which the Company has a 50% interest. This note is related to the fair market value of the land originally contributed to the partnership, and is repaid as the underlying land is sold to third parties. KRED made principal payments totaling $2.0 million in the year ended July 31, 2005 related to this note. This note was fully paid off during the year ended July 31, 2006. In addition, the Company previously had a receivable from KRED in the amount of $355,000 related to advances used for development project funding. In the fourth quarter of the year ended July 31, 2005, this receivable, including accrued interest, was converted to equity in KRED in lieu of payment of the receivable by KRED. The Company received interest payments from KRED of $49,000 and $59,000 during the years ended July 31, 2005 and 2004, respectively.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% interest. SSF/VARE is the broker for several of the Company's developments. The Company paid net real estate commissions of approximately $1.0 million, $375,000 and $441,000 to SSF/VARE during the years ended July 31, 2006, 2005 and 2004, respectively. SSF leases several spaces for real estate offices from the Company. The Company recognized approximately $406,000, $370,000 and $330,000 in revenues related to these leases during the years ended July 31, 2006, 2005 and 2004, respectively.

The Company, through various lodging subsidiaries, serves as the management company for hotels not owned by the Company. The Company recorded management fee revenue of $3.8 million, $3.0 million and $2.3 million for the years ended July 31, 2006, 2005 and 2004, respectively, with regards to these agreements. The Company received reimbursements of $1.7 million, $1.5 million and $1.5 million during the years ended July 31, 2006, 2005 and 2004, respectively, for out-of-pocket expenses from the managed hotels. Receivables from management fees and other items from these eight properties were $225,000 and $345,000 at July 31, 2006 and 2005, respectively, which is included in "trade receivables" in the accompanying consolidated balance sheets. Although the employees of the managed hotels are employees of the Company, their payroll is paid by the hotel owners. Payroll costs for these employees of $46.4 million, $18.8 million and $18.8 million were paid by the hotel owners during the year ended July 31, 2006, 2005 and 2004, respectively.

In September 2003, the Company invested in the purchase of a residence in Eagle County, Colorado for Jeffrey W. Jones, the Company's Senior Executive Vice President and Chief Financial Officer, and his family. The Company contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence. In May 2006, Mr. Jones’ former residence was sold, in connection with the Company’s relocation of its corporate headquarters to Broomfield, Colorado, for $2.0 million. The net proceeds to the Company for its 46.1% ownership interest were approximately $851,000, $201,000 in excess of the Company’s investment. In June 2006, the Company invested in the purchase of a residence in the Denver/Boulder, Colorado area, for Mr. Jones. The Company contributed $650,000 towards the purchase price of the residence and thereby obtained a 31.0% undivided ownership interest in such residence. Upon the earlier of the resale of the residence or the acquisition by Mr. Jones of the residence following termination of Mr. Jones’ employment with the Company, the Company is entitled to receive its proportionate share of the resale price, or fair value if purchased by Mr. Jones, of the residence, net of customary closing costs and less certain deductions for material home improvements.

In July 2002, RockResorts entered into an agreement with Edward E. Mace, former President of RockResorts and of Vail Resorts Lodging Company, whereby RockResorts invested in the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado. RockResorts contributed $900,000 towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership in such residence. In April 2006, Mr. Mace ceased to be an employee of the Company. RockResorts shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Mace's termination of employment from RockResorts.

In December 2004, Adam Aron, the former Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ronald Baron, an affiliate of a significant shareholder in the Company, reserved the purchase of condominium units at the planned "Arrabelle" project located in the core of LionsHead (Vail). In April 2005, Mr. Aron executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $4.6 million. Mr. Aron provided earnest money deposits totaling $690,000 and upgrade deposits totaling $154,000. In May 2005, Mr. Baron and his wife executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $14.0 million. Mr. and Mrs. Baron provided earnest money deposits totaling $2.1 million and upgrade deposits totaling $1.0 million. The earnest money deposits are only refundable at the Company's discretion or if the Company fails to complete the project. The sale of the condominiums has been approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

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

In February 2001, the Company invested in the purchase of a primary residence in Breckenridge, Colorado for Roger McCarthy, Co-President of the Mountain Division and Chief Operating Officer for Breckenridge. The Company contributed $400,000 towards the purchase price of the residence and thereby obtained an approximate 40% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. McCarthy's termination of employment from the Company.

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

In 1999, the Company entered into an agreement with William A. Jensen, Co-President of the Mountain Division and Chief Operating Officer for Vail Mountain, whereby the Company invested in the purchase of a primary residence for Mr. and Mrs. Jensen in Vail, Colorado. The Company contributed $1.0 million towards the purchase price of the residence and thereby obtained an approximate 49% undivided ownership interest in such residence. The Company shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Jensen's termination of employment from the Company.

14. Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.3 million and $1.7 million, primarily within "other long-term liabilities" in the accompanying consolidated balance sheets, as of July 31, 2006 and 2005, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2008.

The Company previously had a $15.1 million liability for capital improvements fees payable to Bachelor Gulch Metropolitan District ("BGMD") in connection with bonds issued by Smith Creek Metropolitan District ("SCMD"), the proceeds of which were used to build infrastructure associated with development of Bachelor Gulch Village. In March 2004, BGMD issued bonds and the proceeds were used to retire the SCMD bonds. As a result, the Company no longer has an obligation to pay capital improvement fees to BGMD, and in the year ended July 31, 2004 the associated liability was relieved with the offset a reduction to Real Estate segment operating expense.

Guarantees

As of July 31, 2006, the Company had various other letters of credit outstanding in the amount of $68.0 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $4.5 million related to workers' compensation for Heavenly and Rancho Mirage, $8.3 million of construction performance guarantees and $2.9 million for workers' compensation and general liability deductibles related to the construction of Gore Creek Place and Arrabelle at Vail Square.

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

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County, Colorado, Regional Airport; these guarantees are generally capped at certain levels. As of July 31, 2006, the Company has recorded a liability related to the airline guarantees of $20,000, which represents the estimated amount the Company will be required to pay. Payments under these guarantees are expected to be made in the year ending July 31, 2007.

Unless otherwise noted, the Company has not recorded a liability for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Financial Statements, either because the Company has recorded on its consolidated balance sheet the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003 or the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos. The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately moves forward with a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying consolidated balance sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $6.5 million as of July 31, 2006, and anticipates completion of the majority of these commitments within the next two years.

In connection with the Arrowhead real estate development, the Company recorded certain obligations for the construction of amenities benefiting the real estate development. In the year ended July 31, 2004, in connection with the consummation of the sale of the last parcel at Arrowhead, the Company recorded a $1.2 million reduction to real estate cost of sales, representing the remaining obligations for the construction of amenities that the Company deemed were not necessary to construct with the closing of the last parcel sale.

The Company agreed to install two new chairlifts and related infrastructure at Beaver Creek for the 2004/05 ski season and one chairlift and related infrastructure by the 2005/06 ski season pursuant to agreements with Bachelor Gulch Village Association ("BGVA"), BCRC and Beaver Creek Property Owner Association. BGVA and BCRC collectively contributed $9.0 million to fund construction of the chairlifts, which reduced the book value of the chairlifts and related infrastructure. The Company completed the chairlifts and related infrastructure as required for the 2004/05 and 2005/06 ski seasons.

The Company has agreed to install a new gondola lift and related infrastructure at Breckenridge for the 2006/07 ski season pursuant to an agreement with the Town of Breckenridge (the “Town”). The Town has agreed to contribute $6.7 million to fund construction of the gondola, as well as the already completed skiway. The funds that will be contributed by the Town will reduce the book value of the gondola and related infrastructure. The estimated net cost to the Company to complete the gondola and related infrastructure as of July 31, 2006 is $3.5 million.

The Company has executed as lessee operating leases for the rental of office and commercial space, employee residential units and office equipment through fiscal 2019. Certain of these leases have renewal terms at the Company's option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2006, 2005 and 2004, the Company recorded lease expense related to these agreements of $17.4 million, $13.7 million and $16.3 million, respectively, which is included in the accompanying consolidated statements of operations.

Future minimum lease payments under these leases as of July 31, 2006 are as follows (in thousands):

2007	$12,527
2008	9,864
2009	6,429
2010	4,979
2011	3,724
Thereafter	11,796
Total	$49,319

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

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and is seeking recovery of monetary damages for the loss of the remaining 27 years of management fees, inclusive of renewal periods under the contract, attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter is pending before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois. The arbitration hearing is scheduled to conclude in early October 2006, and the Company expects the arbitrator to render a decision by the end of the second quarter for the year ending July 31, 2007. Cheeca Holdings, LLC, the entity owner of the hotel property, asserts that RockResorts breached the management contract, among other alleged breaches, and seeks a ruling that it had the right to terminate the management contract and recovery of monetary damages, attorneys’ fees and costs. The Company has incurred $3.3 million of legal related costs related to this matter through July 31, 2006, which is included in “contract dispute charges” in the accompanying consolidated statement of operations for the year ended July 31, 2006.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During the year ended July 31, 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an Employee Housing Entity in which the Company is a member and manager. As a result, the facility was not available for occupancy during the 2003/04 ski season. All buildings at the facility required mold remediation and reconstruction and this work began in the year ended July 31, 2004. Breckenridge Terrace recorded a $7.0 million liability in the year ended July 31, 2004 for the estimated cost of remediation and reconstruction efforts. These costs were funded by a loan to Breckenridge Terrace from the Company member of Breckenridge Terrace. As of July 31, 2006, Breckenridge Terrace had substantially completed all remediation efforts.

Forensic construction experts retained by Breckenridge Terrace determined that the water intrusion and condensation problems were the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings. During the year ended July 31, 2006, the Company recorded a $1.4 million mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts and a true-up adjustment as the remediation project is substantially complete. This credit has been recognized by the Company as reduction of the remediation expense that was originally recognized in the year ended July 31, 2004.

15. Segment Information

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

The Company reports its segment results using Reported EBITDA (defined as segment net revenues less segment operating expenses plus segment gains on transfer of property, as applicable, plus or minus segment equity income or loss) which is a non-GAAP financial measure. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance. Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

Reported EBITDA is not a measure of financial performance under GAAP. Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with GAAP and thus is susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company evaluates performance and allocates resources to its segments based on Reported EBITDA, as previously defined. Mountain Reported EBITDA consists of net mountain revenue plus mountain equity investment income less mountain operating expense. Lodging Reported EBITDA consists of net lodging revenue less lodging equity investment loss less lodging operating expense. Real Estate Reported EBITDA consists of net real estate revenue plus (minus) real estate equity investment income (loss) plus gains on transfers of property less real estate operating expense. All segment expenses include an allocation of corporate administrative expense. Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below. The accounting policies specific to each segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2006	2005	2004
Net revenue:
Mountain	$620,441	$540,855	$500,995
Lodging	155,807	196,351	180,525
Resort	776,248	737,206	681,520
Real estate	62,604	72,781	45,123
Total net revenue	$838,852	$809,987	$726,643
Operating expense:
Mountain	$443,116	$391,889	$368,875
Lodging	142,693	177,469	165,983
Resort	585,809	569,358	534,858
Real estate	56,676	58,254	16,791
Total segment operating expense	$642,485	$627,612	$551,649
Equity investment income (loss):
Mountain	$3,876	$2,303	$1,376
Lodging	--	(2,679)	(3,432)
Resort	3,876	(376)	(2,056)
Real estate	791	(102)	460
Total equity investment income (loss)	$4,667	$(478)	$(1,596)

Reported EBITDA:
Mountain	$181,201	$151,269	$133,496
Lodging	13,114	16,203	11,110
Resort	194,315	167,472	144,606
Real estate	6,719	14,425	30,939
Total Reported EBITDA	$201,034	$181,897	$175,545

Investments in real estate	$129,728	$72,164	$27,802
Real estate held for sale and investment	$259,384	$154,874	$134,548

Reconciliation to net income (loss):
Mountain Reported EBITDA	181,201	151,269	133,496
Lodging Reported EBITDA	13,114	16,203	11,110
Resort Reported EBITDA	194,315	167,472	144,606
Real Estate Reported EBITDA	6,719	14,425	30,939
Total Reported EBITDA	201,034	181,897	175,545
Depreciation and amortization	(86,098)	(89,968)	(86,377)
Relocation and separation charges	(5,096)	--	--
Asset impairment charges	(210)	(2,550)	(1,108)
Mold remediation credit (charge)	1,411	--	(5,500)
Loss on disposal of fixed assets, net	(1,035)	(1,528)	(2,345)
Investment income, net	7,995	2,066	1,886
Interest expense, net	(36,478)	(40,298)	(47,479)
Loss on extinguishment of debt	--	(612)	(37,084)
Gain (loss) from sale of businesses, net	4,625	(7,353)	--
Contact dispute charges	(3,282)	--	--
(Loss) gain on put options, net	(1,212)	1,158	(1,875)
Other income (expense), net	50	50	(179)
Minority interest in income of consolidated subsidiaries, net	(6,694)	(5,239)	(4,000)
Income (loss) before (provision) benefit for income taxes	75,010	37,623	(8,516)
(Provision) benefit for income taxes	(29,254)	(14,485)	2,557
Net income (loss)	$45,756	$23,138	$(5,959)

16. Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2006
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2006	2006	2006	2006	2005
Mountain revenue	$620,441	$39,163	$294,773	$246,228	$40,277
Lodging revenue	155,807	42,486	39,492	32,079	41,750
Real estate revenue	62,604	42,378	7,124	9,709	3,393
Total net revenue	838,852	124,027	341,389	288,016	85,420
Income (loss) from operations	105,339	(45,034)	123,245	77,008	(49,880)
Gain from sale of businesses, net	4,625	--	--	4,625	--
Net income (loss)	45,756	(31,263)	68,337	43,011	(34,329)
Basic net income (loss) per common share	1.21	(0.80)	1.78	1.15	(0.93)
Diluted net income (loss) per common share	$1.19	$(0.80)	$1.75	$1.12	$(0.93)

	2005
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2005	2005	2005	2005	2004
Mountain revenue	$540,855	$35,371	$256,825	$214,166	$34,493
Lodging revenue	196,351	51,202	56,285	42,589	46,275
Real estate revenue	72,781	33,452	14,341	7,873	17,115
Total net revenue	809,987	120,025	327,451	264,628	97,883
Income (loss) from operations	88,329	(39,722)	109,073	60,599	(41,621)
(Loss) gain from sale of businesses, net	(7,353)	(13,043)	(3)	5,693	--
Net income (loss)	23,138	(36,435)	58,788	32,241	(31,456)
Basic net income (loss) per common share	0.65	(1.00)	1.64	0.91	(0.89)
Diluted net income (loss) per common share	$0.64	$(1.00)	$1.61	$0.89	$(0.89)

17. Capitalization

Class A Common Stock Conversion

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Conversion Agreement"). Pursuant to the Conversion Agreement, Apollo converted all of its Class A common stock into shares of the Company's common stock. Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership. Apollo did not dissolve after this distribution and continues to exist as a partnership. The Company, pursuant to the Conversion Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn), covering certain of the shares owned by the limited partners of Apollo. Before the conversion, Apollo owned 6.1 million shares of Class A common stock or 99.9% of the Company's Class A common stock.

As a result of the above Conversion Agreement, the Company no longer has any Class A common stock outstanding and therefore only has one class of directors. Previously, the holders of the Company’s Class A common stock elected the Class 1 directors and the holders of the Company’s common stock elected the Class 2 directors. Additionally, as a result of the above Conversion Agreement, as of the date of the Conversion Agreement, the Company's consolidated balance sheet no longer presents any Class A common stock and the full balance of the Company's common stock outstanding is presented under "common stock."

In the year ended July 31, 2004, Class A common stock was convertible into common stock (i) at the option of the holder, (ii) automatically, upon transfer to a non-affiliate and (iii) automatically if less than 5,000,000 shares (as such number shall be adjusted by reason of any stock split, reclassification or other similar transaction) of Class A common stock was outstanding. Each outstanding share of Class A common stock and common stock was entitled to vote on all matters submitted to a vote of stockholders. In February 2004, 1.3 million shares of Class A common stock converted to common stock.

Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the year ended July 31, 2006, the Company repurchased 315,100 shares at an average share price of $34.37. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The Company is under no obligation to purchase any additional shares under the stock repurchase program and the timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

18. Non-Cash Deferred Compensation

Pursuant to the employment agreement of Adam Aron, former Chairman of the Board of Directors and Chief Executive Officer of the Company, entered into May 2001 and the amendment thereto entered into July 2003, Mr. Aron became fully vested in the following components of non-cash compensation as of August 3, 2003:

• a one-time bonus of $600,000 which Mr. Aron used to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000,
• a one-time bonus of $1.5 million which Mr. Aron used to purchase the Beaver Creek property in which Mr. Aron formerly resided in and related Beaver Creek Club membership from the Company for a purchase price of $1.5 million and
• a one-time bonus of $659,750 which Mr. Aron used to purchase a Bachelor Gulch homesite and related Bachelor Gulch Club and Red Sky Golf Club memberships.

In March 2001, the Compensation Committee of the Company's Board of Directors granted James P. Thompson, former President of VRDC, a one-time bonus in the amount of $600,000 which Mr. Thompson was required to use to purchase a Red Sky Ranch homesite and related Red Sky Golf Club membership from the Company for a purchase price of $600,000. The Company recorded compensation expense in year ended July 31, 2003 related to the foregoing transactions.

Additionally, in the year ended July 31, 2004, Messrs. Aron and Thompson took title to the real property and related club memberships. The Company recognized a net gain of $2.1 million related to the transfer of the properties as "gain on transfer of property, net" in the accompanying consolidated statement of operations for the year ended July 31, 2004.

19. Stock Compensation Plans

The Company has four stock-based compensation plans which have been approved by the Company's shareholders: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan"). Under the 1993 Plan, incentive stock options (as defined under Section 422 of the Internal Revenue Code of 1986) or non-incentive stock options covering an aggregate of 2,045,510 shares of common stock were available to be issued to key employees, directors, consultants, and advisors of the Company or its subsidiaries. Exercise prices and vesting dates for options granted under the 1993 Plan were set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"), except that the vesting period was required to be at least six months and exercise prices for incentive stock options could not be less than the stock's market price on the date of grant. The terms of the options granted under the 1993 Plan were determined by the Compensation Committee, provided that all incentive stock options granted had a maximum life of ten years. Under the 1996 Plan, 1,500,000 shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. Under the 1999 Plan and the 2002 Plan, awards may be granted to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the 1996 Plan, the 1999 Plan and the 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee. All stock-based awards granted under these plans have a life of ten years. Most awards vest ratably over three years; however some have been granted with different vesting schedules. 2,500,000 and 2,500,000 shares of common stock may be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards under the 1999 Plan and the 2002 Plan, respectively. To date, no options have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under any of the four plans. At July 31, 2006, approximately 240,000 and 333,000 stock-based awards were available to be granted under the 1999 Plan and 2002 Plan, respectively.

The fair value of each option award granted prior to August 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. With the adoption of SFAS 123R, the Company has decided that a lattice-based option valuation model will be used for grants subsequent to August 1, 2005 if sufficient historical data is available by type of equity award to estimate the fair value of the equity awards granted. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model.

The fair value of most option awards and stock-settled stock appreciation rights (“SARs”) granted in the year ended July 31, 2006 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. The fair value of other equity awards with cliff vesting was estimated on the date of grant using a Black-Scholes option-pricing model, due to the lack of historical employee exercise behavior, which applies assumptions within the ranges as noted in the table below. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate equity awards exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2006	2005	2004
Expected volatility	38.9%	35.3%	38.7%
Expected dividends	--%	--%	--%
Expected term (in years)	5.8-7.0	5.0	5.0
Risk-free rate	4.0-4.6%	3.3%	2.9%

The Company has estimated forfeiture rates that range from 6.5% to 9.1% in its calculation of stock-based compensation expense for the year ended July 31, 2006. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the stock-based compensation plans as of July 31, 2004, 2005 and 2006, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at July 31, 2003	3,940	$19.07
Granted	864	13.93
Exercised	(54)	12.96
Forfeited or expired	(297)	18.75
Outstanding at July 31, 2004	4,453	$18.32
Granted	790	18.76
Exercised	(1,244)	17.70
Forfeited or expired	(119)	17.21
Outstanding at July 31, 2005	3,880	$18.64
Granted	805	29.86
Exercised	(2,433)	19.27
Forfeited or expired	(469)	21.18
Outstanding at July 31, 2006	1,783	$22.18	7.8 years	$22,120
Exercisable at July 31, 2006	675	$18.31	6.4 years	$10,980

The weighted-average grant-date fair value of options and SARs granted during the years ended July 31, 2006, 2005 and 2004 was $12.71, $6.83 and $5.63, respectively. The total intrinsic value of options exercised during the years ended July 31, 2006, 2005 and 2004 was $37.6 million, $10.3 million and $297,000, respectively. The Company granted 208,000 restricted stock awards/units during the year ended July 31, 2006 with a weighted-average grant-date fair value of $29.08. No restricted stock awards/units were granted during the year ended July 31, 2005. The Company granted 50,000 shares of restricted stock units during the year ended July 31, 2004 with a weighted-average grant-date fair value of $14.73. The Company had 19,000, 22,000 and 13,000 restricted stock awards/units that vested during the years ended July 31, 2006, 2005 and 2004, respectively. These awards/units had a total fair value of $380,000, $330,000 and $197,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

A summary of the status of the Company's nonvested options and SARs as of July 31, 2006, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at August 1, 2005	1,472	$6.17
Granted	805	12.71
Vested	(762)	6.44
Forfeited	(407)	8.21
Nonvested at July 31, 2006	1,108	$9.99

A summary of the status of the Company's nonvested restricted stock awards/units as of July 31, 2006, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at August 1, 2005	31	$15.16
Granted	208	29.08
Vested	(19)	20.06
Forfeited	(27)	24.28
Nonvested at July 31, 2006	193	$28.43

As of July 31, 2006, there was $11.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the stock-based compensation plans, of which $5.8 million, $4.4 million and $1.3 million of expense is expected to be recognized in the years ending July 31, 2007, 2008 and 2009, respectively, assuming no future stock-based awards are granted.

Cash received from option exercises under all share-based payment arrangements was $46.6 million, $21.9 million and $562,000 for the years ended July 31, 2006, 2005 and 2004, respectively. The actual tax benefit to be realized for the tax deductions from options exercised and restricted stock awards/units vested totaled $14.3 million, $3.9 million and $64,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

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

Total retirement plan expense recognized by the Company for the years ended July 31, 2006, 2005 and 2004 was $2.8 million, $2.6 million and $2.7 million, respectively.

21. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., RT Partners, Inc. and RTP, SSV, Larkspur Restaurant & Bar, LLC ("Larkspur"), Vail Associates Investments, Inc., Arrabelle, Gore Creek, Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the Indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of Vail Resorts (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Larkspur is presented separately as the Company owns less than 100% of this Guarantor Subsidiary. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of July 31, 2006 and 2005. Statement of operations and statement of cash flows data are presented for the years ended July 31, 2006, 2005 and 2004.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$179,998	$35	$11,761	$--	$191,794
Restricted cash	--	14,787	--	5,535	--	20,322
Receivables, net	--	31,030	120	4,799	--	35,949
Inventories, net	--	8,595	193	33,490	--	42,278
Other current assets	11,945	21,308	46	2,332	--	35,631
Total current assets	11,945	255,718	394	57,917	--	325,974
Property, plant and equipment, net	--	782,158	425	68,529	--	851,112
Real estate held for sale and investment	--	154,330	--	105,054	--	259,384
Goodwill, net	--	118,475	--	17,336	--	135,811
Intangible assets, net	--	58,185	--	16,924	--	75,109
Other assets	5,356	20,510	--	14,387	--	40,253
Investments in subsidiaries and advances to (from) parent	1,053,209	(541,621)	(149)	(51,541)	(459,898)	--
Total assets	$1,070,510	$847,755	$670	$228,606	$(459,898)	$1,687,643

Current liabilities:
Accounts payable and accrued expenses	$19,857	$161,179	$225	$49,501	$--	$230,762
Income taxes payable	17,517	--	--	--	--	17,517
Long-term debt due within one year	--	4,045	--	1,870	--	5,915
Total current liabilities	37,374	165,224	225	51,371	--	254,194
Long-term debt	390,000	57,734	--	77,579	--	525,313
Other long-term liabilities	359	121,995	--	36,136	--	158,490
Deferred income taxes	--	72,919	--	145	--	73,064
Put option liabilities	--	1,245	--	--	--	1,245
Minority interest in net assets of consolidated subsidiaries	--	13,285	100	19,175	--	32,560
Total stockholders’ equity	642,777	415,353	345	44,200	(459,898)	642,777
Total liabilities and stockholders’ equity	$1,070,510	$847,755	$670	$228,606	$(459,898)	$1,687,643

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

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$649,743	$3,790	$193,866	$(8,547)	$838,852
Total operating expense	18,204	551,923	3,930	168,003	(8,547)	733,513
(Loss) income from operations	(18,204)	97,820	(140)	25,863	--	105,339
Other expense, net	(27,149)	(1,857)	(15)	(2,694)	--	(31,715)
Equity investment income, net	--	4,667	--	--	--	4,667
Gain on sale of businesses, net	--	4,625	--	--	--	4,625
Loss on put options, net	--	(1,212)	--	--	--	(1,212)
Minority interest in income of consolidated subsidiaries, net	--	--	--	(6,694)	--	(6,694)
(Loss) income before income taxes	(45,353)	104,043	(155)	16,475	--	75,010
Benefit (provision) for income taxes	17,688	(47,172)	--	230	--	(29,254)
Net (loss) income before equity in income of consolidated subsidiaries	(27,665)	56,871	(155)	16,705	--	45,756
Equity in income of consolidated subsidiaries	73,421	--	--	--	(73,421)	--
Net income (loss)	$45,756	$56,871	$(155)	$16,705	$(73,421)	$45,756

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Total net revenue	$48	$675,176	$3,291	$140,288	$(8,816)	$809,987
Total operating expense	15,515	581,632	3,415	129,912	(8,816)	721,658
(Loss) income from operations	(15,467)	93,544	(124)	10,376	--	88,329
Other expense, net	(27,706)	(7,921)	(21)	(3,146)	--	(38,794)
Equity investment loss, net	--	(478)	--	--	--	(478)
Loss on sale of businesses, net	--	(7,353)	--	--	--	(7,353)
Gain on put options, net	--	1,158	--	--	--	1,158
Minority interest in loss (income) of consolidated subsidiaries, net	--	476	--	(5,715)	--	(5,239)
(Loss) income before income taxes	(43,173)	79,426	(145)	1,515	--	37,623
Benefit (provision) for income taxes	16,622	(31,291)	--	184	--	(14,485)
Net (loss) income before equity in income of consolidated subsidiaries	(26,551)	48,135	(145)	1,669	--	23,138
Equity in income of consolidated subsidiaries	49,689	--	--	--	(49,689)	--
Net income (loss)	$23,138	$48,135	$(145)	$1,699	$(49,689)	$23,138

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2004
(in thousands)

		100% Owned
	Parent	Guarantor		Other	Eliminating
	Company	Subsidiaries	Larkspur	Subsidiaries	Entries	Consolidated
Total net revenue	$50	$551,759	$2,859	$159,935	$12,040	$726,643
Total operating expense	11,158	484,784	3,107	133,743	12,040	644,832
(Loss) income from operations	(11,108)	66,975	(248)	26,192	--	81,811
Other expense, net	(67,759)	(12,780)	(19)	(2,298)	--	(82,856)
Equity investment loss, net	--	(1,596)	--	--	--	(1,596)
Loss on put options, net	--	(1,875)	--	--	--	(1,875)
Minority interest in loss (income) of consolidated subsidiaries, net	--	939	--	(4,939)	--	(4,000)
(Loss) income before income taxes	(78,867)	51,663	(267)	18,955	--	(8,516)
Benefit (provision) for income taxes	23,660	(15,937)	--	(5,166)	--	2,557
Net (loss) income before equity in income of consolidated subsidiaries	(55,207)	35,726	(267)	13,789	--	(5,959)
Equity in income of consolidated subsidiaries	49,248	10,085	--	--	(59,333)	--
Net (loss) income	$(5,959)	$45,811	$(267)	$13,789	$(59,333)	$(5,959)

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(13,000)	$165,339	$(106)	$41,171	$193,404

Cash flows from investing activities:
Capital expenditures	--	(78,380)	(51)	(10,470)	(88,901)
Investments in real estate	--	(72,771)	--	(56,957)	(129,728)
Cash received from sale of businesses	--	30,712	--	--	30,712
Other investing activities, net	--	277	--	(4,081)	(3,804)
Net cash (used in) provided by investing activities	--	(120,162)	(51)	(71,508)	(191,721)

Cash flows from financing activities:
Repurchase of common stock	--	(10,839)	--	--	(10,839)
Net proceeds from borrowings under long-term debt	--	5,769	--	3,452	9,221
Proceeds from exercise of stock options	46,649	--	--	--	46,649
Tax benefit from exercise of stock options	14,323	--	--	--	14,323
Advances (from) to affiliates	(47,972)	49,590	87	(1,705)	--
Other financing activities, net	--	(2,578)	--	(3,245)	(5,823)
Net cash provided by (used in) financing activities	13,000	41,942	87	(1,498)	53,531

Net increase (decrease) in cash and cash equivalents	--	87,119	(70)	(31,835)	55,214
Cash and cash equivalents
Beginning of period	--	92,879	105	43,596	136,580
End of period	$--	$179,998	$35	$11,761	$191,794

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(4,690)	$177,513	$(53)	$47,571	$220,341

Cash flows from investing activities:
Capital expenditures	--	(71,532)	(30)	(8,413)	(79,975)
Investments in real estate	--	(29,585)	--	(42,579)	(72,164)
Cash received from sale of businesses	--	108,399	--	--	108,399
Other investing activities, net	--	(1,511)	--	370	(1,141)
Net cash provided by (used in) investing activities	--	5,771	(30)	(50,622)	(44,881)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,939	--	--	--	21,939
Net payments on long-term debt	--	(98,945)	--	(4,621)	(103,566)
Advances (from) to affiliates	(17,249)	(30,562)	18	47,793	--
Other financing activities, net	--	(1,973)	--	(1,608)	(3,581)
Net cash provided by (used in) financing activities	4,690	(131,480)	18	41,564	(85,208)

Net increase (decrease) in cash and cash equivalents	--	51,804	(65)	38,513	90,252
Cash and cash equivalents
Beginning of period	--	41,075	171	5,082	46,328
End of period	$--	$92,879	$106	$43,595	$136,580

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2004
(in thousands)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$27,665	$118,377	$(140)	$35,035	$180,937

Cash flows from investing activities:
Capital expenditures	--	(55,316)	(28)	(7,616)	(62,960)
Investments in real estate	--	(33,778)	--	5,976	(27,802)
Other investing activities, net	--	7,397	--	--	7,397
Net cash used in investing activities	--	(81,697)	(28)	(1,640)	(83,365)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	30,000	(54,268)	--	(7,713)	(31,981)
Payment of tender premium	(23,825)	--	--	--	(23,825)
Advances (from) to affiliates	(27,574)	53,147	222	(25,795)	--
Other financing activities, net	(6,266)	997	--	(2,471)	(7,740)
Net cash (used in) provided by financing activities	(27,665)	(124)	222	(35,979)	(63,546)

Net increase (decrease) in cash and cash equivalents	--	36,556	54	(2,584)	34,026
Net increase in cash due to adoption of FIN 46R	--	--	--	4,428	4,428
Cash and cash equivalents
Beginning of period	--	5,898	117	1,859	7,874
End of period	$--	$42,454	$171	$3,703	$46,328

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting
The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption "Management's Report on Internal Control over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of this Form 10-K under the caption "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the fiscal 2006 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the year ended July 31, 2006 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the year ended July 31, 2006 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the year ended July 31, 2006 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the year ended July 31, 2006 annual meeting of shareholders.

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
3.1

Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on September 30, 2004.)
4.1(a)

Purchase Agreement, dated as of January 15, 2004 among Vail Resorts, Inc., the guarantors named on Schedule I thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC. (Incorporated by reference to Exhibit 4.2(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2004.)

4.1(b)

Supplemental Purchase Agreement, dated as of January 22, 2004 among Vail Resorts, Inc., the guarantors named thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC. (Incorporated by reference to Exhibit 4.2(d) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2004.)

4.2(a)

Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004.)

4.2(b)

Supplemental Indenture dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.34 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

4.3	Form of Global Note. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004.)
4.4

Registration Rights Agreement dated as of January 29, 2004 among Vail Resorts, Inc., the guarantors signatory thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC. (Incorporated by reference to Exhibit 4.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2004.)

4.5

Conversion and Registration Rights Agreement between Vail Resorts, Inc. and Apollo Ski Partners, L.P. dated as of September 30, 2004. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on September 30, 2004.)

4.6

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
10.7(a)

Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a “Vail Associates, Inc.”) and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.7(b)

Trust Indenture dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.8(a)

Fourth Amended and Restated Credit Agreement dated as of January 28, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as Co-Documentation Agents and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on January 31, 2005.)

10.8(b)

First Amendment to Fourth Amended and Restated Credit Agreement dated as of June 29, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.16(b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.8(c)

Second Amendment to Fourth Amended and Restated Credit Agreement among The Vail Corporation, the Required Lenders and Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.9(a)

Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005. (Incorporated by reference to Exhibit 10.18(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005.)

10.9(b)

First Amendment to Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 10, 2005. (Incorporated by reference to Exhibit 10.18(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005.)

10.10

Purchase and Sale Agreement by and between VA Rancho Mirage Resort L.P., Rancho Mirage Concessions, Inc. and GENLB-Rancho, LLC, dated July 1, 2005. (Incorporated by reference to Exhibit 10.21 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.11(a)

Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated July 19, 2005. (Incorporated by reference to Exhibit 10.22(a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.11(b)	First Amendment to Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated December 1, 2005.	61
10.11(c)	Second Amendment to Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated July 5, 2006	68
10.11(d)	Amended and Restated Completion Guaranty Agreement among Vail Resorts, Inc., The Vail Corporation and U.S. Bank National Association dated December 1, 2005.	73
10.12

Amended and Restated Revolving Credit and Security Agreement between SSI Venture, LLC and U.S. Bank National Association dated September 23, 2005. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on September 29, 2005.)

10.13

Purchase and Sale Contract between JHL&S, LLC and Lodging Capital Partners, LLC, dated December 22, 2005. (Incorporated by reference to Exhibit 10.32 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.14(a)

Construction Loan Agreement, dated January 31, 2006 among Arrabelle at Vail Square, LLC, U.S. Bank National Association and Wells Fargo Bank, N.A.. (Incorporated by reference to Exhibit 10.33(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.14(b)

Completion Guaranty Agreement by and between The Vail Resorts Corporation and U.S. Bank National Association dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.14(c)

Completion Guaranty Agreement by and between Vail Resorts, Inc. and U.S. Bank National Association dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.15

Purchase and Sale Agreement between VR Holdings, Inc. as Seller and GHR, LLC as Purchaser dated December 8, 2004. (Incorporated by reference to Exhibit 99.2 on Form 8-K of Vail Resorts, Inc. dated December 8, 2004.)

10.16*

1993 Stock Option Plan of Gillett Holdings, Inc. (Incorporated by reference to Exhibit 10.20 of the report on Form 10-K of Gillett Holdings, Inc. for the period from October 9, 1992 through September 30, 1993.)

10.17*	1996 Stock Option Plan (Incorporated by reference to the Exhibit 10.26 of the registration statement on Form S-2/A, File No. 333-5341.)
10.18*	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the registration statement on Form S-8 of Vail Resorts, Inc., File No. 333-32320.)
10.19*	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.20*	Restricted Share [Unit] Agreement.	82
10.21*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.5 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.22*	Form of Share Appreciation Rights Agreement.	86
10.23*	Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)
10.24*	Relocation and Separation Policy for Executives. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 14, 2006.)
10.25(a)*

Employment Agreement dated July 29, 1996 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.21 of the registration statement on Form S-2/A of Vail Resorts, Inc. (File No. 333-5341) including all amendments thereto.)

10.25(b)*

Amendment to the Employment Agreement dated May 1, 2001 between Vail Resorts, Inc. and Adam M. Aron. (Incorporated by reference to Exhibit 10.14(b) of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2001.)

10.25(c)*

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

10.29*	Stock Option Agreement between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.30*	Restricted Share Agreement between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.31*

Housing Agreement, dated as of June 21, 2006, between Jeffrey W. Jones and the Vail Corporation (d/b/a Vail Associates, Inc.). (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail resorts, Inc. filed on June 23, 2006.

10.32(a)*

Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated May 10, 1999. (Incorporated by reference to Exhibit 10.24 (a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.32(b)*

First Amendment to Employment Agreement of Martha D. Rehm as Senior Vice President and General Counsel of Vail Resorts, Inc. dated April 8, 2004. (Incorporated by reference to Exhibit 10.24 (b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.33(a)*

Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated May 1, 1997. (Incorporated by reference to Exhibit 10.9(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.33(b)*

First Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated August 1, 1999. (Incorporated by reference to Exhibit 10.9(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.33(c)*

Second Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer - Vail Ski Resort dated July 22, 1999. (Incorporated by reference to Exhibit 10.9(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.34*

Employment Agreement and Addendum of Roger McCarthy as Senior Vice President and Chief Operating Officer - Breckenridge Ski Resort dated July 17, 2000. (Incorporated by reference to Exhibit 10.10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.35(a)*

Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.35(b)*

Addendum to the Employment Agreement dated October 30, 2001 by and between RockResorts International, LLC and Edward Mace. (Incorporated by reference to Exhibit 10.21 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2002.)

10.36*

Separation Agreement and General Release, dated as of April 15, 2006, between Edward E. Mace and RockResorts International., LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 20, 2006.)

10.37*

Employment Agreement, dated as of May 4, 2006, between Keith Fernandez and Vail Resorts Development Company, (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 9, 2006.)

10.38*	Summary of Vail Resorts, Inc. Director Compensation effective February 27, 2006.	91
21	Subsidiaries of Vail Resorts, Inc.	92
22	Consent of Independent Registered Public Accounting Firm.	95
23	Power of Attorney. Included on signature pages hereto.
31	Certifications of Robert A. Katz and Jeffrey W. Jones Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	96
32	Certifications of Robert A. Katz and Jeffrey W. Jones Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	98
*Management contracts and compensatory plans and arrangements.

b) Exhibits
  The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

c) Financial Statement Schedules

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31

	Balance at	Charged to		Balance at
	beginning of	costs and		End of
	period	expenses	Deductions	period
2004
Inventory Reserves	$1,277	$1,510	$(2,049)	$738
Valuation Allowance on Income Taxes	493	193	--	686
Trade Receivable Allowances	1,091	729	(555)	1,265

2005
Inventory Reserves	738	1,754	(1,773)	719
Valuation Allowance on Income Taxes	686	919	--	1,605
Trade Receivable Allowances	1,265	766	(696)	1,335

2006
Inventory Reserves	719	2,139	(2,103)	755
Valuation Allowance on Income Taxes	1,605	--	--	1,605
Trade Receivable Allowances	$1,335	$694	$(641)	$1,388

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President,
Chief Financial Officer and Chief Accounting Officer

Date:	October 5, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 5, 2006.

Signature	Title
/s/ Robert A. Katz	Chief Executive Officer and Director
Robert A. Katz	(Principal Executive Officer)
/s/ Jeffrey W. Jones	Senior Executive Vice President and
Jeffrey W. Jones	Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Joe R. Micheletto
Joe R. Micheletto	Chairman of the Board
/s/ John J. Hannan
John J. Hannan	Director
/s/ Roland A. Hernandez
Roland A. Hernandez	Director
/s/ Thomas D. Hyde
Thomas D. Hyde	Director
/s/ Richard D. Kincaid
Richard D. Kincaid	Director
/s/ John F. Sorte
John F. Sorte	Director
/s/ William P. Stiritz
William P. Stiritz	Director