Form 10-Q
period 2006-10-31
VAIL RESORTS INC
filed 2006-12-11
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
ྈ Yes ☒ No

As of December 5, 2006, 38,745,330 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2006, July 31, 2006 and October 31, 2005		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2006 and 2005		F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2006 and 2005		F-4
Notes to Consolidated Condensed Financial Statements		F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2006	2006	2005
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,311	$191,794	$58,692
Restricted cash	20,354	20,322	17,400
Trade receivables, net	27,532	35,949	25,458
Inventories, net	56,623	42,278	50,571
Other current assets	39,082	35,631	42,258
Assets held for sale	--	--	26,857
Total current assets	260,902	325,974	221,236
Property, plant and equipment, net (Note 5)	856,502	851,112	857,960
Real estate held for sale and investment	301,781	259,384	194,697
Goodwill, net	135,811	135,811	135,507
Intangible assets, net	74,252	75,109	77,642
Other assets	45,737	40,253	32,762
Total assets	$1,674,985	$1,687,643	$1,519,804

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$268,490	$230,762	$246,801
Income taxes payable	14,986	17,517	12,191
Long-term debt due within one year (Note 4)	430	5,915	6,128
Total current liabilities	283,906	254,194	265,120
Long-term debt (Note 4)	542,990	525,313	524,174
Other long-term liabilities	165,746	158,490	133,140
Deferred income taxes	46,959	73,064	49,741
Commitments and contingencies (Note 10)
Put option liabilities (Note 8)	1,245	1,245	1,026
Minority interest in net assets of consolidated subsidiaries	29,835	32,560	26,659
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,210,917 (unaudited), 39,036,282 and 37,166,504 (unaudited) shares issued as of October 31, 2006, July 31, 2006 and October 31, 2005, respectively	392	390	372
Additional paid-in capital	514,345	509,505	455,935
Retained earnings	107,906	143,721	63,637
Treasury stock (Note 11)	(18,339)	(10,839)	--
Total stockholders' equity	604,304	642,777	519,944
Total liabilities and stockholders' equity	$1,674,985	$1,687,643	$1,519,804

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
Net revenue:
Mountain	$46,164	$40,277
Lodging	40,408	41,750
Real estate	26,922	3,393
Total net revenue	113,494	85,420
Segment operating expense:
Mountain	79,487	72,291
Lodging	36,349	37,641
Real estate	26,118	6,069
Total segment operating expense	141,954	116,001
Other operating expense:
Depreciation and amortization	(21,585)	(18,923)
Relocation and separation charges (Note 7)	(735)	--
Asset impairment charges	--	(136)
Loss on disposal of fixed assets, net	(81)	(240)
Loss from operations	(50,861)	(49,880)
Mountain equity investment income, net	835	850
Real estate equity investment income, net	--	69
Investment income, net	2,063	1,188
Interest expense, net	(8,936)	(9,437)
Contract dispute charges (Note 10)	(3,605)	--
Loss on put options, net (Note 8)	--	(992)
Minority interest in loss of consolidated subsidiaries, net	1,790	1,926
Loss before benefit from income taxes	(58,714)	(56,276)
Benefit from income taxes	22,899	21,947
Net loss	$(35,815)	$(34,329)

Per share amounts (Note 3):
Basic net loss per share	$(0.93)	$(0.93)
Diluted net loss per share	$(0.93)	$(0.93)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
Net cash provided by (used in) operating activities	$2,239	$(23,082)
Cash flows from investing activities:
Capital expenditures	(28,558)	(32,448)
Investments in real estate	(54,999)	(38,112)
Other investing activities, net	89	(3,953)
Net cash used in investing activities	(83,468)	(74,513)
Cash flows from financing activities:
Repurchases of common stock	(7,500)	--
Proceeds from borrowings under long-term debt	42,039	18,887
Payments of long-term debt	(29,847)	(10,303)
Proceeds from exercise of stock options	2,324	11,502
Other financing activities, net	(270)	(379)
Net cash provided by financing activities	6,746	19,707
Net decrease in cash and cash equivalents	(74,483)	(77,888)
Cash and cash equivalents:
Beginning of period	191,794	136,580
End of period	$117,311	$58,692

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Organization and Business

Vail Resorts, Inc. ("Vail Resorts" or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company owns and operates five world-class ski resorts and related ancillary businesses at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. These resorts use federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). The Company also holds a 61.7% interest in SSI Venture, LLC ("SSV"), a retail/rental company. In the Lodging segment, the Company owns and operates various hotels, as well as, RockResorts International, LLC ("RockResorts"), a luxury hotel management company, and Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract) and the Jackson Hole Golf & Tennis Club (“JHG&TC”) in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary, conducts the operations of the Company's Real Estate segment. The Company's Mountain business and its Lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 31, 2006. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The July 31, 2006 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

3.  Net Loss Per Common Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated condensed statements of operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended October 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net loss per common share:
Net loss	$(35,815)	$(35,815)	$(34,329)	$(34,329)

Weighted-average shares outstanding	38,715	38,715	36,790	36,790
Effect of dilutive securities	--	--	--	--
Total shares	38,715	38,715	36,790	36,790
Net loss per common share	$(0.93)	$(0.93)	$(0.93)	$(0.93)

The number of shares issuable on the exercise of stock based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.6 million and 3.8 million (maximum number of vested and unvested stock based awards) for the three months ended October 31, 2006 and 2005, respectively.

4.  Long-Term Debt

Long-term debt as of October 31, 2006, July 31, 2006 and October 31, 2005 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (a)	2006	2006	2005
Credit Facility Revolver	2010	$--	$--	$--
SSV Facility	2011	--	6,261	17,785
Industrial Development Bonds	2007-2020	57,700	61,700	61,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (b)	2009	35,970	13,357	382
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2007-2029	7,175	7,335	7,860
Total debt		543,420	531,228	530,302
Less: Current maturities (c)		430	5,915	6,128
Long-term debt		$542,990	$525,313	$524,174

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)
At October 31, 2006 Non-Recourse Real Estate Financings consist of borrowings under the $175 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”). At July 31, 2006 Non-Recourse Real Estate Financings also included borrowings under the $30 million construction agreement for Gore Creek Place, LLC (“Gore Creek”) which were paid in full during the three months ended October 31, 2006.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2006 are as follows (in thousands):

Fiscal 2007	$270
Fiscal 2008	344
Fiscal 2009	51,235
Fiscal 2010	262
Fiscal 2011	1,738
Thereafter	489,571
Total debt	$543,420

The Company incurred gross interest expense of $10.2 million and $9.5 million for the three months ended October 31, 2006 and 2005, respectively, of which $673,000 and $484,000 was amortization of deferred financing costs. The Company capitalized $1.3 million and $83,000 of interest during the three months ended October 31, 2006 and 2005, respectively.

5.  Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	October 31,	July 31,	October 31,
	2006	2006	2005
Land and land improvements	$244,786	$248,941	$236,441
Buildings and building improvements	531,829	529,316	506,281
Machinery and equipment	426,886	426,457	396,705
Vehicles	25,502	25,671	24,867
Furniture and fixtures	117,574	113,696	101,743
Construction in progress	57,678	39,149	75,064
Gross property, plant and equipment	1,404,255	1,383,230	1,341,101
Accumulated depreciation	(547,753)	(532,118)	(483,141)
Property, plant and equipment, net	$856,502	$851,112	$857,960

The composition of accounts payable and accrued expenses follows (in thousands):

	October 31,	July 31,	October 31,
	2006	2006	2005
Trade payables	$103,975	$82,599	$85,482
Deferred revenue	68,277	30,785	59,737
Deferred credits and deposits	24,318	24,026	31,779
Accrued salaries, wages and deferred compensation	17,370	31,954	15,488
Accrued benefits	23,428	24,538	17,864
Accrued interest	7,434	14,969	6,803
Liabilities to complete real estate projects, short term	4,363	5,951	9,597
Other accruals	19,325	15,940	20,051
Total accounts payable and accrued expenses	$268,490	$230,762	$246,801

6.  Variable Interest Entities

The Company has determined that it is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC, The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities ("VIEs"), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of October 31, 2006, the Employee Housing Entities had total assets of $41.8 million (primarily recorded in property, plant and equipment, net) and total liabilities of $65.0 million (primarily recorded in long-term debt as “Employee Housing Bonds”). All of the assets ($7.3 million as of October 31, 2006) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds. The Company has issued under its senior credit facility (the “Credit Facility”) $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.2 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2006.

The Company has determined that it is the primary beneficiary of FFT Investment Partners (“FFT”), which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million (primarily recorded in real estate held for sale and investment) and no debt as of October 31, 2006.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company has managed the day-to-day operations of four of the hotel properties since November 2001, began managing two of the properties during the fourth quarter of the year ended July 31, 2005 and began managing one of the properties during the second quarter of the year ended July 31, 2006. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $185.4 million and total liabilities of approximately $75.8 million as of October 31, 2006. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.7 million and the net book value of the intangible asset associated with the management agreements in the amount of $2.4 million as of October 31, 2006.

7. Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) is expected to be substantially completed by the end of the second quarter of the year ending July 31, 2007. The Company currently expects that the total charges associated with the relocation that will result in cash expenditures will be approximately $3.7 million to $4.1 million (which includes charges for severance and retention of approximately $1.7 million, charges for contract termination costs of approximately $400,000 and facility and employee and other relocation costs of approximately $1.6 million to $2.0 million), of which $3.1 million was incurred through October 31, 2006. The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying Consolidated Condensed Balance Sheets (in thousands):
			Facility,
	Severence		Employee
	and	Contact	and Other
	Retention	Termination	Relocation
	Benefits	Costs	Costs	Total
Balance at July 31, 2006	$873	$--	$283	$1,156
Relocation charges	66	33	636	735
Payments	(768)	(33)	(880)	(1,681)
Balance at October 31, 2006	$171	$--	$39	$210

In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned. In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses, which was included in “relocation and separation charges” in the Consolidated Statements of Operation for the year ended July 31, 2006. Payments of Mr. Aron’s separation benefits were made during the three months ended October 31, 2006.

8.  Put and Call Options

The Company holds an approximate 61.7% ownership interest in SSV. The Company and GSSI LLC ("GSSI"), the minority shareholder in SSV, have remaining put and call rights with respect to SSV: (1) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year; and (2) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. In October 2006, the put period was extended (the “Provisional Put Period”). The Provisional Put Period will expire no later than March 3, 2007. As a result of the extension, the Company did not recognize any gain or loss as the estimated fair value of the put option liability did not change during the three months ended October 31, 2006. For the three months ended October 31, 2005, the Company recorded a loss of $992,000 representing an increase in the estimated fair value of the put option liability during the period. As of October 31, 2006, the Company had a 54.5% interest in RTP. RTP's minority shareholder has the option to put a remaining 27.8% of its remaining 45.5% interest in RTP to the Company as of October 31, 2006.

9.  Related Party Transactions

As of October 31, 2005, the Company had outstanding a $500,000 long-term note receivable from Keystone/Intrawest, LLC, a real estate development venture in which the Company has an equity-method investment. This note was related to the fair market value of the land originally contributed to the partnership, and was repaid in the year ended July 31, 2006, as the underlying land was sold to third parties.

10.  Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.3 million, $1.3 million and $1.7 million, primarily within "other long-term liabilities" in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2006, July 31, 2006 and October 31, 2005, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2008.

Guarantees

As of October 31, 2006, the Company had various other letters of credit outstanding in the amount of $67.9 million, a portion of which are not issued against the Credit Facility, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $4.5 million related to workers' compensation for Heavenly and The Lodge at Rancho Mirage, $8.1 million of construction performance guarantees and $2.9 million for workers' compensation and general liability deductibles related to the construction of Gore Creek and Arrabelle.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of Financial Interpretations No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (“FIN 45”) under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company's use of trustees, indemnities related to the Company's use of public lands and environmental indemnifications. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

As permitted under applicable law, the Company and certain of its subsidiaries indemnify their directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company or its subsidiaries in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that should enable the Company to recover a portion of any future amounts paid.

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County Regional Airport; these guarantees are generally capped at certain levels. As of October 31, 2006, the Company has recorded a liability related to the airline guarantees of $870,000, which also represents the maximum amount the Company would be required to pay. Payments, if any, under these guarantees are expected to be made during the year ending July 31, 2007.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheets, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $10.7 million as of October 31, 2006, and anticipates completion of the majority of these commitments within the next two years.

The Company has commenced installing a new gondola lift and related infrastructure at Breckenridge for the 2006/07 ski season pursuant to an agreement with the Town of Breckenridge (the “Town”). The Town has agreed to contribute $6.7 million to fund construction of the gondola, as well as the already completed skiway. The funds that will be contributed by the Town will reduce the book value of the gondola and related infrastructure. The estimated net cost to the Company to complete the gondola and related infrastructure as of October 31, 2006 is $1.4 million.

Self Insurance

The Company is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to a stop loss policy. The self-insurance liability related to workers' compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on internal and external analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued expenses (see Note 5, Supplementary Balance Sheet Information).

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

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and is seeking recovery of monetary damages for the loss of the remaining 27 years of management fees, inclusive of renewal periods under the contract, attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter is pending before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois. The arbitration hearing concluded in early October 2006, and the Company expects the arbitrator to render a decision by the end of the second quarter in the year ending July 31, 2007. Cheeca Holdings, LLC, the entity owner of the hotel property, asserts that RockResorts breached the management contract, among other alleged breaches, and seeks a ruling that it had the right to terminate the management contract and recovery of monetary damages, attorneys’ fees and costs. The Company has incurred $3.6 million of legal related costs related to this matter in the three months ended October 31, 2006, which is included in “contract dispute charges” in the accompanying Consolidated Condensed Statement of Operations for the three months ended October 31, 2006.

11. Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the three months ended October 31, 2006, the Company repurchased 190,700 shares of common stock at a cost of $7.5 million. Since inception of this stock repurchase plan, the Company has repurchased 505,800 shares at a cost of approximately $18.3 million. As of October 31, 2006, 2,494,200 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

12.  Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., RT Partners, Inc and RTP, SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle, Gore Creek, Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). APII, FFT and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated condensed financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated condensed financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries." Balance sheet data is presented as of October 31, 2006, July 31, 2006 and October 31, 2005. Statement of operations and statement of cash flows data are presented for the three months ended October 31, 2006 and 2005.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$108,569	$8,742	$--	$117,311
Restricted cash	--	16,341	4,013	--	20,354
Trade receivables, net	--	23,150	4,382	--	27,532
Inventories, net	--	8,587	48,036	--	56,623
Other current assets	12,676	23,590	2,816	--	39,082
Total current assets	12,676	180,237	67,989	--	260,902
Property, plant and equipment, net	--	788,984	67,518	--	856,502
Real estate held for sale and investment	--	165,788	135,993	--	301,781
Goodwill, net	--	118,475	17,336	--	135,811
Intangible assets, net	--	57,518	16,734	--	74,252
Other assets	5,179	26,536	14,022	--	45,737
Investments in subsidiaries and advances to
(from) parent	1,002,008	(483,368)	(58,742)	(459,898)	--
Total assets	$1,019,863	$854,170	$260,850	$(459,898)	$1,674,985

Current liabilities:
Accounts payable and accrued expenses	$10,630	$192,742	$65,118	$--	$268,490
Income taxes payable	14,913	73	--	--	14,986
Long-term debt due within one year	--	44	386	--	430
Total current liabilities	25,543	192,859	65,504	--	283,906
Long-term debt	390,000	57,726	95,264	--	542,990
Other long-term liabilities	16	126,507	39,223	--	165,746
Deferred income taxes	--	46,877	82	--	46,959
Put option liabilities	--	1,245	--	--	1,245
Minority interest in net assets of consolidated
subsidiaries	--	--	29,835	--	29,835
Total stockholders' equity	604,304	428,956	30,942	(459,898)	604,304
Total liabilities and stockholders' equity	$1,019,863	$854,170	$260,850	$(459,898)	$1,674,985

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$179,998	$11,796	$--	$191,794
Restricted cash	--	14,787	5,535	--	20,322
Trade receivables, net	--	31,030	4,919	--	35,949
Inventories, net	--	8,595	33,683	--	42,278
Other current assets	11,945	21,308	2,378	--	35,631
Total current assets	11,945	255,718	58,311	--	325,974
Property, plant and equipment, net	--	782,158	68,954	--	851,112
Real estate held for sale and investment	--	154,330	105,054	--	259,384
Goodwill, net	--	118,475	17,336	--	135,811
Intangible assets, net	--	58,185	16,924	--	75,109
Other assets	5,356	20,510	14,387	--	40,253
Investments in subsidiaries and advances to (from) parent	1,053,209	(541,621)	(51,690)	(459,898)	--
Total assets	$1,070,510	$847,755	$229,276	$(459,898)	$1,687,643

Current liabilities:
Accounts payable and accrued expenses	$19,857	$161,179	$49,726	$--	$230,762
Income taxes payable	17,517	--	--	--	17,517
Long-term debt due within one year	--	4,045	1,870	--	5,915
Total current liabilities	37,374	165,224	51,596	--	254,194
Long-term debt	390,000	57,734	77,579	--	525,313
Other long-term liabilities	359	121,995	36,136	--	158,490
Deferred income taxes	--	72,919	145	--	73,064
Put option liabilities	--	1,245	--	--	1,245
Minority interest in net assets of consolidated subsidiaries	--	13,285	19,275	--	32,560
Total stockholders’ equity	642,777	415,353	44,545	(459,898)	642,777
Total liabilities and stockholders’ equity	$1,070,510	$847,755	$229,276	$(459,898)	$1,687,643

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$18,127	$40,565	$--	$58,692
Restricted cash	--	14,865	2,535	--	17,400
Trade receivables, net	--	20,386	5,072	--	25,458
Inventories, net	--	8,458	42,113	--	50,571
Other current assets	12,140	23,714	6,404	--	42,258
Assets held for sale	--	26,857	--	--	26,857
Total current assets	12,140	112,407	96,689	--	221,236
Property, plant and equipment, net	--	790,406	67,554	--	857,960
Real estate held for sale and investment	--	127,484	67,213	--	194,697
Goodwill, net	--	135,507	--	--	135,507
Intangible assets, net	--	43,121	34,521	--	77,642
Other assets	5,889	16,674	10,199	--	32,762
Investments in subsidiaries and advances to
(from) parent	911,105	(390,002)	(61,205)	(459,898)	--
Total assets	$929,134	$835,597	$214,971	$(459,898)	$1,519,804

Current liabilities:
Accounts payable and accrued expenses	$6,631	$181,890	$58,280	$--	$246,801
Income taxes payable	12,191	--	--	--	12,191
Long-term debt due within one year	--	4,476	1,652	--	6,128
Total current liabilities	18,822	186,366	59,932	--	265,120
Long-term debt	390,000	57,777	76,397	--	524,174
Other long-term liabilities	368	98,768	34,004	--	133,140
Deferred income taxes	--	49,412	329	--	49,741
Put option liabilities	--	1,026	--	--	1,026
Minority interest in net assets of consolidated
subsidiaries	--	--	26,659	--	26,659
Total stockholders' equity	519,944	442,248	17,650	(459,898)	519,944
Total liabilities and stockholders' equity	$929,134	$835,597	$214,971	$(459,898)	$1,519,804

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$75,962	$39,295	$(1,763)	$113,494
Total operating expense	2,995	121,376	41,747	(1,763)	164,355
Loss from operations	(2,995)	(45,414)	(2,452)	--	(50,861)
Equity investment income, net	--	835	--	--	835
Other expense	(6,757)	(2,675)	(1,046)	--	(10,478)
Minority interest in loss of consolidated subsidiaries, net	--	--	1,790	--	1,790
Loss before income taxes	(9,752)	(47,254)	(1,708)	--	(58,714)
Benefit from income taxes	3,803	19,051	45	--	22,899
Net loss before equity in (loss) income of consolidated subsidiaries	(5,949)	(28,203)	(1,663)	--	(35,815)
Equity in (loss) income of consolidated subsidiaries	(29,866)	--	--	29,866	--
Net (loss) income	$(35,815)	$(28,203)	$(1,663)	$29,866	$(35,815)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$60,797	$26,630	$(2,007)	$85,420
Total operating expense	3,768	100,706	32,833	(2,007)	135,300
Loss from operations	(3,768)	(39,909)	(6,203)	--	(49,880)
Equity investment income, net	--	919	--	--	919
Loss on put options, net	--	(992)	--	--	(992)
Other expense	(6,760)	(849)	(640)	--	(8,249)
Minority interest in loss of consolidated subsidiaries, net	--	--	1,926	--	1,926
Loss before income taxes	(10,528)	(40,831)	(4,916)	--	(56,276)
Benefit from income taxes	4,106	17,795	46	--	21,947
Net loss before equity in (loss) income of consolidated subsidiaries	(6,422)	(23,036)	(4,870)	--	(34,329)
Equity in (loss) income of consolidated subsidiaries	(27,907)	--	--	27,907	--
Net (loss) income	$(34,329)	$(23,036)	$(4,870)	$27,907	$(34,329)

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(16,714)	$14,056	$4,897	$2,239
Cash flows from investing activities:
Capital expenditures	--	(27,737)	(821)	(28,558)
Investments in real estate	--	(24,060)	(30,939)	(54,999)
Other investing activities, net	--	(59)	148	89
Net cash used in investing activities	--	(51,856)	(31,612)	(83,468)
Cash flows from financing activities:
Repurchases of common stock	--	(7,500)	--	(7,500)
Proceeds from borrowings under long-term debt	--	19,577	22,462	42,039
Payments of long-term debt	--	(23,586)	(6,261)	(29,847)
Proceeds from exercise of stock options	2,324	--	--	2,324
Other financing activities, net	968	453	(1,691)	(270)
Advances (to) from affiliates	13,422	(22,573)	9,151	--
Net cash provided by (used in ) financing activities	16,714	(33,629)	23,661	6,746
Net (decrease) increase in cash and cash equivalents	--	(71,429)	(3,054)	(74,483)
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$108,569	$8,742	$117,311

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(16,180)	$(11,192)	$4,290	$(23,082)
Cash flows from investing activities:
Capital expenditures	--	(30,642)	(1,806)	(32,448)
Investments in real estate	--	(18,996)	(19,116)	(38,112)
Other investing activities, net	--	41	(3,994)	(3,953)
Net cash used in investing activities	--	(49,597)	(24,916)	(74,513)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	10,293	8,594	18,887
Payments on long-term debt	--	(10,303)	--	(10,303)
Proceeds from exercise of stock options	11,502	--	--	11,502
Other financing activities, net	873	(364)	(888)	(379)
Advances (to) from affiliates	3,805	(13,589)	9,784	--
Net cash provided by (used in ) financing activities	16,180	(13,963)	17,490	19,707
Net decrease in cash and cash equivalents	--	(74,752)	(3,136)	(77,888)
Cash and cash equivalents:
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$18,127	$40,565	$58,692

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2006 ("Form 10-K") and the Consolidated Condensed Financial Statements as of October 31, 2006 and 2005 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, general business and economic conditions, terrorism, war, the weather, changes in the competitive environment of the mountain and lodging industries, real estate development risk, and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenues less segment operating expenses, plus or minus segment equity income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources. The Company evaluates performance and allocates resources to its segments based on Reported EBITDA. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income (loss). Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.

Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity. Because Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Reported EBITDA and Net Debt as presented may not be comparable to other similarly titled measures of other companies.

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. The Mountain segment is comprised of the operations of five ski resort properties and related amenities, primarily including ski school, dining and retail/rental operations. Operations for the three months ended October 31, 2006 within the Lodging segment include (1) ownership/management of a group of eight luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including four proximate to the Company's ski resorts, (2) the operations of Grand Teton Lodge Company (“GTLC”), (3) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts and (4) golf course operations. The Real Estate segment is involved with the vertical and horizontal development of property in and around the Company's resort properties.

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

Revenues of the Mountain segment during the first fiscal quarter are primarily generated from summer and group related visitation at the Company's five mountain resorts and SSI Venture, LLC’s (“SSV”) retail operations.

Revenues of the Lodging segment during the Company's first fiscal quarter are generated primarily by the operations of GTLC, as GTLC's peak operating season occurs during the summer months, golf operations, and seasonally low operations from the Company's owned and managed properties. In addition, the Company's Lodging properties benefit from increased corporate group business in early fall. Performance of the Lodging properties at or around the Company's ski resorts are closely aligned with the performance of the Mountain segment, particularly with respect to visitation from out-of-state and international guests. Revenues from hotel management operations under the RockResorts brand are generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, they are more subject to the seasonality of those hotels and trends within the overall travel industry.

The Company's Real Estate segment engages in both (1) vertical development of projects and (2) the sale of land to developers, which generally includes the retention of some control in the oversight and design of the projects and a contingent revenue structure based on the sale of the developed units. The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts, pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects. The Company's Real Estate development projects also may create certain resort assets that provide additional benefit to the Resort segment. The Company’s Real Estate revenues fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results from period to period. In the near-term, the majority of Real Estate revenues are expected to be generated from vertical development projects that are currently under construction, in which revenues will be recorded at the time of real estate closing, after the investment has been made.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company's Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

•
The timing and amount of snowfall has an impact on skier visits. To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State skiers, as most weather sensitive visitors to the Company’s ski resorts tend to be from the Colorado Front Range, to whom the Company markets season pass products. Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations during the ski season. Deferred revenue related to season pass sales was $53.0 million and $41.1 million as of October 31, 2006 and 2005, respectively.

•
Consistent with prior years, the Company plans to raise prices on all lift ticket products, including season pass products, for the 2006/07 ski season and continues to charge some of the highest prices in the industry. While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.

•
Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could impact the results of operations of the Lodging segment. In August 2006, RockResorts' management agreement for The Lodge at Rancho Mirage (“Rancho Mirage”) was terminated in conjunction with the closing of the hotel as part of a redevelopment plan by the current hotel owner, which resulted in the Company earning a termination fee of $2.4 million (pursuant to the terms of the management agreement), which the Company recorded as lodging revenue in the three months ended October 31, 2006. RockResorts recognized $644,000 in revenue related to the management of this property in the year ended July 31, 2006. The Company continues to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s development and sales. For example, the Company recently announced that it will manage the new Rum Cay Resort on Rum Cay Island, Bahamas and will assist in the marketing and provide technical advisory services for this resort.

•
On March 6, 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa (“Checca”), formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts recognized $666,000 in revenue related to the management of this property in the year ended July 31, 2005 (its last full year of the Company’s management of the property). RockResorts believes and asserts that the termination is in violation of the management agreement and is seeking recovery of monetary damages for the loss of the remaining 27 years of management fees, inclusive of renewal periods under the contract, attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter is pending before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois. The arbitration hearing concluded in early October 2006, and the Company expects the arbitrator to render a decision by the end of the second quarter for the year ending July 31, 2007. Cheeca Holdings, LLC, the entity owner of the hotel property, asserts that RockResorts breached the management contract, among other alleged breaches, and seeks a ruling that it had a right to terminate the management agreement and recovery of monetary damages, attorneys’ fees and costs.

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

•
The Company and the minority shareholder in SSV have put and call rights whereby starting on August 1, 2007, each of the Company and the minority shareholder may call or put the remaining minority interest in SSV to the Company. Execution of the put or call by either party may modify the management agreement of SSV and could impact the Company’s ownership percentage and the way the SSV business is managed. The Company has entered into substantive discussions with the minority shareholder, with the intent of both parties being to extend the existing management agreement.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's Form 10-K.

RESULTS OF OPERATIONS

Summary

Due to the seasonality of the Company’s operations, the Company normally incurs net losses during the first fiscal quarter, as shown below (in thousands):

	Three Months Ended
	October 31,
	2006	2005
Mountain Reported EBITDA	$(32,488)	$(31,164)
Lodging Reported EBITDA	4,059	4,109
Real Estate Reported EBITDA	804	(2,607)
Loss before benefit from income taxes	(58,714)	(56,276)
Net loss	$(35,815)	$(34,329)

Although total Reported EBITDA for the three months ended October 31, 2006 increased by $2.0 million compared to the three months ended October 31, 2005, net loss increased due to the $3.6 million contract dispute charges related to the Cheeca dispute and a $2.7 million increase in depreciation and amortization, which were partially offset by a $1.0 million decrease in loss on put options, net, and a $1.0 million increase in benefit from income taxes.

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three months ended October 31, 2006 compared to the three months ended October 31, 2005.

Mountain Segment

Mountain segment operating results for the three months ended October 31, 2006 and 2005 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2006	2005	(Decrease)
Lift tickets	$--	$--	--%
Ski school	--	--	--%
Dining	3,887	3,506	10.9%
Retail/rental	24,518	21,705	13.0%
Other	17,759	15,066	17.9%
Total Mountain net operating revenue	46,164	40,277	14.6%
Total Mountain operating expense	79,487	72,291	10.0%
Mountain equity investment income, net	835	850	(1.8)%
Total Mountain Reported EBITDA	$(32,488)	$(31,164)	(4.2)%

Total Mountain Reported EBITDA includes $1.0 million of stock-based compensation expense for the three months ended October 31, 2006 and 2005.

The Company's first fiscal quarter historically results in negative Mountain Reported EBITDA, as the Company's ski resorts generally do not open for ski operations until mid-November in the Company's second fiscal quarter. The first fiscal quarter consists primarily of fixed expenses plus summer business and SSV operations. SSV's revenue increased $2.8 million, compared to the same period in the prior year, primarily due to improved pre-ski season events. Additionally, SSV’s expense increased $2.8 million for the same period, due to increased cost of sales commensurate with revenue, increases in labor and lease expense.

Total Mountain operating revenue, excluding SSV, increased $3.1 million, or 16.6%, primarily due to increased commercial leasing revenue, technology services and other Mountain related activities including marketing initiatives. Mountain operating expense, excluding SSV, increased $4.4 million, or 9.4%, primarily due to increased corporate costs which are allocated to the business segments and included an increase in health benefit costs, as well as repairs and maintenance, operating costs including labor and supplies, and increased expenses commensurate with increased revenues.

Lodging Segment

Lodging segment operating results for the three months ended October 31, 2006 and 2005 are presented by category as follows (in thousands except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended
	October 31,		Percentage
	2006	2005	Decrease
Total Lodging net operating revenue	$40,408	$41,750	(3.2)%
Total Lodging operating expense	36,349	37,641	(3.4)%
Total Lodging Reported EBITDA	$4,059	$4,109	(1.2)%

ADR	$149.94	$158.50	(5.4)%
RevPAR	$55.25	$60.48	(8.6)%

Total Lodging Reported EBITDA includes $333,000 and $406,000 of stock-based compensation expense for the three months ended October 31, 2006 and 2005, respectively.

In January 2006, the Company sold the assets constituting Snake River Lodge & Spa (“SRL&S”). For the three months ended October 31, 2005, Lodging Reported EBITDA includes revenue of $3.4 million and operating expense of $2.5 million related to SRL&S. Commencing with the sale of the assets constituting SRL&S, the Company is earning base management fees of approximately 3% of the hotel’s revenue. For the three months ended October 31, 2006, the Company recorded $133,000 of incremental management fee revenue related to SRL&S management fee.

Excluding the impact of the sale of SRL&S, revenue increased $2.0 million, or 5.3% for the three months ended October 31, 2006, compared to the three months ended October 31, 2005. The increase was primarily due to the recognition of $2.4 million of revenue in the three months ended October 31, 2006 associated with the termination of the management agreement at Rancho Mirage (pursuant to the terms of the management agreement) with the closing of the hotel as part of a redevelopment plan by the current hotel owner. Excluding SRL&S, ADR increased 1.1% and RevPAR increased 0.9%, for the three months ended October 31, 2006 compared to the three months ended October 31, 2005 (all ADR and RevPAR statistics do not include the Rancho Mirage termination fee). However, the Company experienced less group business in the current quarter compared to the same period last year as the Company realized a higher than normal volume of group business in the prior year.

Excluding the impact of the sale of SRL&S, expenses increased $1.2 million, or 3.3%, commensurate with normal increases in operating costs.

Real Estate Segment

Real Estate segment operating results for the three months ended October 31, 2006 and 2005 are presented by major project categories as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2006	2005	(Decrease)
Single family unit and land sales	$--	$994	(100.0)%
Multi-family unit and land sales	25,522	2,287	1,016.0%
Other	1,400	112	1,150.0%
Total Real Estate net operating revenue	26,922	3,393	693.5%
Total Real Estate operating expense	26,118	6,069	330.4%
Real Estate equity investment income, net	--	69	(100.0)%
Total Real Estate Reported EBITDA	$804	$(2,607)	130.8%

Real Estate Reported EBITDA includes $608,000 and $381,000 of stock-based compensation expense for the three months ended October 31, 2006 and 2005, respectively.

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

Real Estate segment operating revenue for the three months ended October 31, 2006 was driven primarily by the closings of sixteen Mountain Thunder condominiums, two Gore Creek Place Townhomes, the sale of parcels in Red Sky Ranch and Breckenridge to third-party developers, contingent gains on developer parcel sales that closed in prior periods and the sale of the Company’s investment in a former executive’s home. Operating expense for the three months ended October 31, 2006 included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits and professional services fees. In addition, the Company recorded $1.4 million in unanticipated incremental cost of sales during the three months ended October 31, 2006 for design and construction issues for which the Company does not believe it will be able to recover from contactors or through sales price adjustments related to the Jackson Hole Golf & Tennis Club residential development. Real Estate segment operating revenue and Reported EBITDA in three months ended October 31, 2005 were primarily generated by recognition of revenue under the percentage of completion method for real estate sales that closed in prior periods.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the quarter increased primarily as a result of an increase in the fixed asset base due to normal capital expenditures and an increase of accelerated depreciation and amortization of approximately $700,000 for certain assets which were retired in advance of their previously estimated useful lives. The average annualized depreciation rate for the three months ended October 31, 2006 and 2005 was 7.5% and 7.2%, respectively.

Relocation and separation charges. In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) is expected to be substantially completed by the end of the second quarter of the year ending July 31, 2007. The Company recorded $735,000 of relocation charges in the three months ended October 31, 2006. The Company anticipates it will record approximately $600,000 to $1.0 million in additional relocation charges in the remainder of the year ending July 31, 2007.

Investment income, net. The Company invests excess cash in short-term investments, as permitted under the Company’s Fourth Amended and Restated Credit Agreement, (the “Credit Agreement”) underlying the Company’s senior credit facility (the “Credit Facility”) and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the Senior Subordinated Notes due 2014 (“6.75% Notes”). The increase in investment income for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, is due to significant increases in average invested cash balances during the periods resulting primarily from increased cash flows from operations as well as proceeds from the SRL&S hotel sale.

Interest expense, net. The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, including the $400 million revolving credit facility (the “Credit Facility Revolver”) thereunder, the SSV credit facility, the outstanding $57.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”) and the series of bonds issued to finance the construction of employee housing facilities (the “Employee Housing Bonds”). Interest expense, net, decreased $501,000 for the three months ended October 31, 2006 compared to the three months ended October 31, 2005 due to an increase of capitalized interest associated with the significant on-going Real Estate and Resort development.

Contract dispute charges. In March 2006, RockResorts was notified by the ownership of Cheeca, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believes that the termination is in violation of the management agreement and is pursuing its legal rights. The Company incurred $3.6 million of legal related costs regarding this matter in the three months ended October 31, 2006 (see Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this item).

Gain/loss on put option. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The Company did not record a gain or loss in the three months ended October 31, 2006 as the estimated fair market value of the liability associated with the RTP, LLC ("RTP") put option did not change. The net loss for the three months ended October 31, 2005 was primarily due to an increase in the estimated fair market value of the liability associated with the RTP put option (see Note 8, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company's put options).

Income taxes. The effective tax rate for the three months ended October 31, 2006 and 2005 was 39.0%. The interim period effective tax rate for the current and prior year is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

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

Reconciliation of Non-GAAP measures

The following table reconciles from segment Reported EBITDA to net loss (in thousands):

	Three Months Ended
	October 31,
	2006	2005
Mountain Reported EBITDA	$(32,488)	$(31,164)
Lodging Reported EBITDA	4,059	4,109
Resort Reported EBITDA	(28,429)	(27,055)
Real Estate Reported EBITDA	804	(2,607)
Total Reported EBITDA	(27,625)	(29,662)
Depreciation and amortization	(21,585)	(18,923)
Relocation and separation charges	(735)	--
Asset impairment charges	--	(136)
Loss on disposal of fixed assets	(81)	(240)
Investment income, net	2,063	1,188
Interest expense, net	(8,936)	(9,437)
Contract dispute charges	(3,605)	--
Loss on put options, net	--	(992)
Minority interest in loss of consolidated subsidiaries, net	1,790	1,926
Loss before benefit from income taxes	(58,714)	(56,276)
Benefit from income taxes	22,899	21,947
Net loss	$(35,815)	$(34,329)

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company's first fiscal quarter is seasonally low for cash on hand as the Company's ski resorts generally do not open for ski operations until mid-November and the Company is incurring fixed costs in the first quarter (as well as the fourth quarter of the prior fiscal year) as well as incurring capital expenditures. In total, the Company used $74.5 million of cash in the three months ended October 31, 2006 primarily as a result of Resort capital expenditures and investments in real estate made during the quarter. Cash provided by operating activities improved $25.3 million for the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and was primarily attributable to a $23.0 million increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the first quarter). Additionally, the Company had net borrowings under its Non-Recourse Real Estate Financings of $22.6 million, which was used to fund a portion of its investment in real estate.

In addition to the Company’s $117.3 million of cash and cash equivalents, the Company has available $324.4 million under its Credit Facility as of October 31, 2006. The Credit Agreement and the Indenture contain restrictions that limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock. In addition, the Indenture restricts how the funds from sales of businesses can be used and the timing of the use of such funds, generally requiring the net proceeds from such transactions to be invested in capital improvements, acquisitions, retirement of debt senior to the 6.75% Notes or used to tender for a portion of the 6.75% Notes outstanding.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows and through borrowings under a construction loan agreement with Arrabelle at Vail Square, LLC as well as potential similar non-recourse financings on certain other real estate projects including The Lodge at Vail Chalets, and borrowings, if necessary, under the Credit Facility.

As of October 31, 2006 and 2005, total long-term debt (including long-term debt due within one year) was $543.4 million and $530.3 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) declined from $471.6 million as of October 31, 2005 to $426.1 million as of October 31, 2006. This reduction in Net Debt places the Company in a position to better take advantage of potential strategic options as further discussed below, as the Company has no borrowings under its Credit Facility.

The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase real estate investment for further development, increase Resort capital expenditures, pursue strategic acquisitions, payoff outstanding debt, and/or return value to shareholders, including the repurchase of additional stock of the Company. The Company’s debt generally has favorable fixed interest rates and is long-term in nature. Additionally, the Company’s Credit Facility and the Indenture limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

Significant Uses of Cash

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects. In addition, the Company expects it will incur significant cash income tax payments (generally expected to approximate its statutory income tax rate) in the near future due to the improved operating results, the limitations on the usage of NOLs generated in prior periods and an anticipated decline in tax benefits resulting from stock option exercises. Historically, the Company has not been a significant cash income tax payer.

The Company expects to spend approximately $195 million to $205 million in calendar year 2006 for real estate development projects, including the construction of associated resort-related depreciable assets, of which approximately $152 million was spent as of October 31, 2006. The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such contracts total approximately $232 million. The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s ski areas. The Company expects real estate capital expenditures will be higher than historical levels for the next several years as the Company continues its vertical development efforts. The Company has not finalized its specific real estate capital plan for calendar 2007. As noted above, the Company obtained non-recourse financing to fund construction of the Arrabelle project. The Company expects to utilize similar financing arrangements for certain other development projects. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its Resort (Mountain and Lodging) operations, and expects to continue to invest significant cash in the future. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. The Company currently anticipates it will spend $70 million to $75 million of Resort capital expenditures for calendar 2006 excluding projects arising from real estate activities noted above, of which approximately $44 million was spent as of October 31, 2006. Included in these annual capital expenditures are approximately $35 million to $40 million which are necessary to maintain the appearance and level of service appropriate to the Company’s Resort operations. This capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its hotels. Highlights of the proposed discretionary expenditures include a new gondola at Breckenridge to connect the Town to Peaks 7 and 8; snowmaking upgrades at Vail, Beaver Creek, Keystone and Breckenridge; on-mountain restaurant upgrades at Vail, Beaver Creek and Heavenly; marketing and sales related technology enhancements; and leasehold improvements for the new corporate headquarters, among other projects. The Company has not finalized its specific Resort capital plan for calendar 2007. The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($489.6 million of the total $543.4 million debt outstanding as of October 31, 2006) are not due until fiscal 2012 and beyond.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $88.5 million of variable-rate debt outstanding as of October 31, 2006. A 100-basis point change in LIBOR would cause the Company's annual interest payments to change by approximately $885,000. The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the three months ended October 31, 2006 the Company repurchased 190,700 shares of common stock at a cost of $7.5 million. Since inception of this stock repurchase plan, the Company has repurchased 505,800 shares at a cost of approximately $18.3 million. As of October 31, 2006, 2,494,200 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its Credit Facility and the Indenture. The most restrictive of those covenants include the following Credit Facility covenants: Funded Debt to Adjusted EBITDA ratio, Senior Debt to Adjusted EBITDA ratio, Minimum Fixed Charge Coverage ratio, Minimum Net Worth and the Interest Coverage ratio (each as defined in the Credit Agreement). In addition, the Company’s financing arrangements, including the Indenture, limit its ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets. The Company’s borrowing availability under the Credit Facility is primarily determined by the Funded Debt to Adjusted EBITDA ratio, which is based on the Company’s segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of October 31, 2006. The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2007. However, there can be no assurance that the Company will meet such financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	economic downturns;
•	terrorist acts upon the United States;
•	threat of or actual war;
•	unfavorable weather conditions;
•	our ability to obtain financing on terms acceptable to us to finance our real estate investments, capital expenditures and growth strategy;
•	our ability to continue to grow our resort and real estate operations;
•	competition in our Mountain and Lodging businesses;
•	termination of existing hotel management contracts;
•	adverse changes in real estate markets;
•	failure to commence or complete the planned real estate development projects;
•	failure to achieve the anticipated short and long-term financial benefits from the planned real estate development projects;
•	shortages or rising costs in construction materials;
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations;
•	our reliance on government permits or approvals for our use of federal land or to make operational improvements;
•	our ability to integrate and successfully operate future acquisitions; and
•	adverse consequences of current or future legal claims.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. The Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

Readers are also referred to the risk factors identified in the Company's Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2006, the Company had $88.5 million of variable rate indebtedness, representing 16.3% of the Company's total debt outstanding, at an average interest rate during the three months ended October 31, 2006 of 6.1%. Based on variable-rate borrowings outstanding as of October 31, 2006, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $885,000. The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of the Company, under the supervision and with participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report on Form 10-Q.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements regarding the Cheeca contract dispute.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the first quarter of the year ending July 31, 2007:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2006 - August 31, 2006	--	$--	--	2,684,900
September 1, 2006 - September 30, 2006	--	--	--	2,684,900
October 1, 2006 - October 31, 2006	190,700	39.33	190,700	2,494,200
Total	190,700	$39.33	190,700

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

ITEM 6.  EXHIBITS.

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page
3.1

Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005 (incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on September 30, 2004).
4.1(a)

Purchase Agreement, dated as of January 15, 2004 among Vail Resorts, Inc., the guarantors named on Schedule I thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC (incorporated by reference to Exhibit 4.2(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2004).

4.1(b)

Supplemental Purchase Agreement, dated as of January 22, 2004 among Vail Resorts, Inc., the guarantors named thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC (incorporated by reference to Exhibit 4.2(d) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2004).

4.2(a)

Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004).

4.2(b)

Supplemental Indenture dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.34 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006).

4.3	Form of Global Note (incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004).
4.4

Registration Rights Agreement dated as of January 29, 2004 among Vail Resorts, Inc., the guarantors signatory thereto, Banc of America Securities LLC, Deutsche Banc Securities, Inc., Bear, Stearns & Co. Inc., Lehman Brothers Inc., Piper Jaffray & Co. and Wells Fargo Securities LLC (incorporated by reference to Exhibit 4.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2004).

4.5

Conversion and Registration Rights Agreement between Vail Resorts, Inc. and Apollo Ski Partners, L.P. dated as of September 30, 2004 (incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on September 30, 2004).

4.6

Termination Agreement, dated as of October 5, 2004, by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners, L.P. (incorporated by reference to Exhibit 99.6 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004).

10.1	Form of Restricted Share [Unit] Agreement (incorporated by reference to Exhibit 10.20 on Form 10-K for the year ended July 31, 2006).
10.2	Form of Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended July 31, 2006).
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	14
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	16

b) Exhibits

The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 11, 2006	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)