Form 10-Q
period 2007-01-31
VAIL RESORTS INC
filed 2007-03-12
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

As of March 5, 2007, 38,880,704 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2007, July 31, 2006 and January 31, 2006		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2007 and 2006		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2007 and 2006		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2007 and 2006		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2007	2006	2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,866	$191,794	$175,541
Restricted cash	26,792	20,322	23,715
Trade receivables, net	43,728	35,949	39,712
Inventories, net	49,825	42,278	43,977
Other current assets	38,918	35,631	43,909
Total current assets	414,129	325,974	326,854
Property, plant and equipment, net (Note 5)	868,185	851,112	858,200
Real estate held for sale and investment	293,219	259,384	221,048
Goodwill, net	135,811	135,811	135,811
Intangible assets, net	73,715	75,109	77,541
Other assets	47,557	40,253	33,226
Total assets	$1,832,616	$1,687,643	$1,652,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$305,690	$230,762	$295,092
Income taxes payable	9,103	17,517	6,324
Long-term debt due within one year (Note 4)	440	5,915	5,673
Total current liabilities	315,233	254,194	307,089
Long-term debt (Note 4)	551,866	525,313	517,638
Other long-term liabilities (Note 5)	185,849	158,490	132,933
Deferred income taxes	83,967	73,064	77,037
Commitments and contingencies (Note 11)
Put option liabilities (Note 9)	1,245	1,245	--
Minority interest in net assets of consolidated subsidiaries	36,035	32,560	31,345
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock, $0.01, 100,000,000 shares authorized, 38,802,817 (unaudited), 39,036,282 and 37,965,853 (unaudited) shares issued and outstanding as of January 31, 2007, July 31, 2006 and January 31, 2006, respectively	395	390	380
Additional paid-in capital	522,941	509,505	479,611
Retained earnings	160,931	143,721	106,647
Treasury stock (Note 12)	(25,846)	(10,839)	--
Total stockholders’ equity	658,421	642,777	586,638
Total liabilities and stockholders’ equity	$1,832,616	$1,687,643	$1,652,680

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2007	2006
Net revenue:
Mountain	$272,026	$246,228
Lodging	32,796	32,079
Real estate	56,216	9,709
Total net revenue	361,038	288,016
Segment operating expense:
Mountain	159,871	150,666
Lodging	30,757	32,894
Real estate	50,391	6,383
Total segment operating expense	241,019	189,943
Other operating (expense) income:
Depreciation and amortization	(21,759)	(21,431)
Relocation and separation charges (Note 7)	(500)	--
Mold remediation credit (Note 11)	--	852
Loss on disposal of fixed assets, net	(10)	(486)
Income from operations	97,750	77,008
Mountain equity investment income, net	1,496	1,455
Real estate equity investment income	--	31
Investment income	2,417	1,046
Interest expense, net	(7,911)	(9,502)
Gain on sale of businesses, net (Note 8)	--	4,625
Contract dispute charges (Note 11)	(672)	--
Gain on put options (Note 9)	--	1,026
Other income, net	--	51
Minority interest in income of consolidated subsidiaries, net	(6,152)	(5,231)
Income before provision for income taxes	86,928	70,509
Provision for income taxes	(33,902)	(27,498)
Net income	$53,026	$43,011

Per share amounts (Note 3):
Basic net income per share	$1.37	$1.15
Diluted net income per share	$1.35	$1.12

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2007	2006
Net revenue:
Mountain	$318,189	$286,505
Lodging	73,204	73,829
Real estate	83,138	13,102
Total net revenue	474,531	373,436
Segment operating expense:
Mountain	239,358	222,957
Lodging	67,106	70,535
Real estate	76,509	12,452
Total segment operating expense	382,973	305,944
Other operating (expense) income:
Depreciation and amortization	(43,344)	(40,354)
Relocation and separation charges (Note 7)	(1,235)	--
Asset impairment charge	--	(136)
Mold remediation credit (Note 11)	--	852
Loss on disposal of fixed assets, net	(91)	(726)
Income from operations	46,888	27,128
Mountain equity investment income, net	2,331	2,305
Real estate equity investment income	--	100
Investment income	4,481	2,234
Interest expense, net	(16,847)	(18,939)
Gain on sale of businesses, net (Note 8)	--	4,625
Contract dispute charges (Note 11)	(4,276)	--
Gain on put options (Note 9)	--	34
Other income, net	--	51
Minority interest in income of consolidated subsidiaries, net	(4,363)	(3,305)
Income before provision for income taxes	28,214	14,233
Provision for income taxes	(11,004)	(5,551)
Net income	$17,210	$8,682

Per share amounts (Note 3):
Basic net income per share	$0.44	$0.23
Diluted net income per share	$0.44	$0.23

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2007	2006
Net cash provided by operating activities	$196,886	$100,426
Cash flows from investing activities:
Capital expenditures	(62,058)	(55,112)
Investments in real estate	(88,567)	(64,905)
Proceeds from sale of businesses	--	30,712
Other investing activities, net	354	(4,018)
Net cash used in investing activities	(150,271)	(93,323)
Cash flows from financing activities:
Repurchases of common stock	(15,007)	--
Proceeds from borrowings under Non-Recourse Real Estate Financings	33,067	5,233
Payments of Non-Recourse Real Estate Financings	(1,493)	--
Proceeds from borrowings under other long-term debt	48,012	20,980
Payments of other long-term debt	(58,508)	(24,909)
Proceeds from exercise of stock options	6,803	27,635
Other financing activities, net	3,583	2,919
Net cash provided by financing activities	16,457	31,858
Net increase in cash and cash equivalents	63,072	38,961
Cash and cash equivalents:
Beginning of period	191,794	136,580
End of period	$254,866	$175,541

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Organization and Business

Vail Resorts, Inc. ("Vail Resorts" or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company owns and operates five world-class ski resorts and related ancillary businesses at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. These resorts use federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). The Company also holds a 61.7% interest in SSI Venture, LLC ("SSV"), a retail/rental company. In the Lodging segment, the Company owns and operates various hotels, as well as RockResorts International, LLC ("RockResorts"), a luxury hotel management company, and Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club (“JHG&TC”) in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary, conducts the operations of the Company's Real Estate segment. The Company's Mountain business and its Lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

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

3. Net Income Per Common Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the Consolidated Condensed Statements of Operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common stockholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended January 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$53,026	$53,026	$43,011	$43,011

Weighted-average shares outstanding	38,753	38,753	37,467	37,467
Effect of dilutive securities	--	486	--	855
Total shares	38,753	39,239	37,467	38,322

Net income per share	$1.37	$1.35	$1.15	$1.12

The number of shares issuable on the exercise of stock based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 24,000 and 448,000 for the three months ended January 31, 2007 and 2006, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2007 and 2006 (in thousands, except per share amount):

	Six Months Ended January 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$17,210	$17,210	$8,682	$8,682

Weighted-average shares outstanding	38,734	38,734	37,133	37,133
Effect of dilutive securities	--	465	--	848
Total shares	38,734	39,199	37,133	37,981

Net income per share	$0.44	$0.44	$0.23	$0.23

The number of shares issuable on the exercise of stock based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 116,000 and 448,000 for the six months ended January 31, 2007 and 2006, respectively.

4. Long-Term Debt

Long-term debt as of January 31, 2007, July 31, 2006 and January 31, 2006 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (a)	2007	2006	2006
Credit Facility Revolver	2010	$--	$--	$--
SSV Facility	2011	--	6,261	6,233
Industrial Development Bonds	2009-2020	57,700	61,700	61,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (b)	2009	44,931	13,357	5,233
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2007-2029	7,100	7,335	7,570
Total debt		552,306	531,228	523,311
Less: Current maturities (c)		440	5,915	5,673
Long-term debt		$551,866	$525,313	$517,638

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)
At January 31, 2007, Non-Recourse Real Estate Financings consist of borrowings under the $175 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”). At July 31, 2006, Non-Recourse Real Estate Financings also included borrowings under the $30 million construction agreement for Gore Creek Place, LLC (“Gore Creek”) which were paid in full during the six months ended January 31, 2007.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2007 are as follows (in thousands):

Fiscal 2007	$175
Fiscal 2008	363
Fiscal 2009	60,197
Fiscal 2010	262
Fiscal 2011	1,738
Thereafter	489,571
Total debt	$552,306

The Company incurred gross interest expense of $10.3 million and $9.8 million for the three months ended January 31, 2007 and 2006, respectively, of which $463,000 and $483,000 was amortization of deferred financing costs. The Company incurred gross interest expense of $20.5 million and $19.3 million for the six months ended January 31, 2007 and 2006, respectively, of which $930,000 and $1.0 million was amortization of deferred financing costs. The Company capitalized $2.3 million and $250,000 of interest during the three months ended January 31, 2007 and 2006, respectively. The Company capitalized $3.6 million and $333,000 of interest during the six months ended January 31, 2007 and 2006, respectively.

5. Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	January 31,	July 31,	January 31,
	2007	2006	2006
Land and land improvements	$247,997	$248,941	$244,841
Buildings and building improvements	538,426	529,316	526,808
Machinery and equipment	455,382	426,457	426,726
Vehicles	27,121	25,671	25,436
Furniture and fixtures	124,201	113,696	111,610
Construction in progress	41,035	39,149	21,024
Gross property, plant and equipment	1,434,162	1,383,230	1,356,445
Accumulated depreciation	(565,977)	(532,118)	(498,245)
Property, plant and equipment, net	$868,185	$851,112	$858,200

The composition of accounts payable and accrued expenses follows (in thousands):

	January 31,	July 31,	January 31,
	2007	2006	2006
Trade payables	$103,718	$82,599	$92,565
Deferred revenue	66,627	30,785	62,048
Deferred credits and deposits	27,071	24,026	43,885
Accrued salaries, wages and deferred compensation	34,709	31,954	29,181
Accrued benefits	26,704	24,538	20,011
Accrued interest	14,614	14,969	14,686
Liabilities to complete real estate projects	5,262	5,951	7,575
Other accruals	26,985	15,940	25,141
Total accounts payable and accrued expenses	$305,690	$230,762	$295,092

The composition of other long-term liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2007	2006	2006
Private club deferred initiation fee revenue	$94,110	$91,438	$90,270
Deferred real estate credits	62,774	54,578	33,876
Private club initiation deposits	9,330	1,308	1,253
Liabilities to complete real estate projects	6,301	550	550
Other long-term liabilities	13,334	10,616	6,984
Total other long-term liabilities	$185,849	$158,490	$132,933

6. Variable Interest Entities

The Company has determined that it is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC (“Breckenridge Terrace”), The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities ("VIEs"), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of January 31, 2007, the Employee Housing Entities had total assets of $41.4 million (primarily recorded in property, plant and equipment, net) and total liabilities of $65.4 million (primarily recorded in long-term debt as “Employee Housing Bonds”). All of the assets ($7.1 million as of January 31, 2007) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds. The Company has issued under its senior credit facility (the “Credit Facility”) $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.5 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2007.

The Company has determined that it is the primary beneficiary of FFT Investment Partners (“FFT”), which is a VIE. FFT owns a private residence in Eagle County, Colorado. The entity had total assets of $5.6 million (primarily recorded in real estate held for sale and investment) and no debt as of January 31, 2007. In March 2007, the private residence owned by FFT was sold for $6.7 million, and as such, FFT is expected to be dissolved.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company managed the day-to-day operations of seven hotel properties as of January 31, 2007. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $194.5 million and total liabilities of approximately $79.4 million as of January 31, 2007. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.7 million and the net book value of the intangible asset associated with the management agreements in the amount of $2.4 million as of January 31, 2007.

7. Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) was substantially completed by January 31, 2007. The Company currently expects that the total charges associated with the relocation that will result in cash expenditures will be approximately $3.8 million (which includes charges for severance and retention of approximately $1.7 million, charges for contract termination costs of approximately $400,000 and facility, employee and other relocation costs of approximately $1.7 million), of which $3.6 million was incurred through January 31, 2007. The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying Consolidated Condensed Balance Sheets (in thousands):

			Facility,
	Severance		Employee
	and	Contact	and Other
	Retention	Termination	Relocation
	Benefits	Costs	Costs	Total
Balance at July 31, 2006	$873	$--	$283	$1,156
Relocation charges	67	303	865	1,235
Payments	(911)	(106)	(1,060)	(2,077)
Balance at January 31, 2007	$29	$197	$88	$314

8. Sale of Businesses

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting Snake River Lodge & Spa ("SRL&S") to Lodging Capital Partners, a private, Chicago-based hospitality investment firm ("LCP"), for $32.5 million, the proceeds of which were adjusted for normal working capital prorations. The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as "assets held for sale" prior to the sale. The Company recorded a $4.7 million gain after consideration of all costs involved, which is included in "gain on sale of businesses, net" in the accompanying Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2006. The Company continues to manage SRL&S pursuant to a 15-year management agreement with LCP.

In conjunction with the December 8, 2004 sale of the Company’s 49% minority equity interest in Bachelor Gulch Resort, LLC (“BG Resort”), the Company had guaranteed payment of certain contingencies of BG Resort upon settlement. At the time of sale, the Company recorded a liability related to these contingencies in the amount of $130,000. In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $82,000, which was recorded as a loss within "gain on sale of businesses, net" in the accompanying Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2006.

9. Put and Call Options

The Company holds an approximate 61.7% ownership interest in SSV. The Company and GSSI, LLC ("GSSI"), the minority shareholder in SSV, have remaining put and call rights with respect to SSV: (1) beginning August 1, 2007 and each year thereafter, each of the Company and GSSI shall have the right to call or put respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year; and (2) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.

In February 2007, the Company and GSSI entered into an amended operating agreement whereby the Company will acquire 20% of GSSI’s ownership interest for $8.4 million, which is expected to close March 31, 2007. As a result of this transaction, the Company will hold an approximate 69.3% ownership interest in SSV. In addition, the put and call rights for GSSI’s remaining interest in SSV were extended to begin August 1, 2010 and the existing management agreement was extended to coincide with the exercise of the remaining put and call rights.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC ("RTP"), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder can put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually. The put price is determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company has determined that this put option should be marked to fair value through earnings. The put period was extended in October 2006, and again in February 2007 (the “Provisional Put Period”). The Provisional Put period will expire no later than June 30, 2007. As a result of the extensions, the Company did not recognize any gain or loss as the estimated fair value of the put option liability did not change during the three and six months ended January 31, 2007. For the three and six months ended January 31, 2006, the Company recorded gains of $1.0 million and $34,000, respectively, representing a decrease in the estimated fair value of the put option liability during those periods. As of January 31, 2007, the Company had a 54.5% interest in RTP. RTP's minority shareholder has the option to put 27.8% of its remaining interest in RTP to the Company as of January 31, 2007.

In March 2007, the Company and RTP’s minority shareholder entered into a definitive agreement under which RTP’s minority shareholder will acquire the Company’s 54.5% interest in RTP for approximately $3.5 million. As part of this agreement the Company will retain source code rights to its internal use software and internet solutions. This transaction is expected to close on or around April 30, 2007. As a result of this transaction, the Company will record a net loss of approximately $100,000 on the sale of its investment in RTP including the elimination of the put option liability and the write-off of the associated put option intangible asset.

10. Related Party Transactions

In June 2006, the Company invested in the purchase of a residence in the Denver/Boulder, Colorado area, for Jeffrey W. Jones, the Company’s Senior Executive Vice President and Chief Financial Officer, and his family in connection with his relocation to the Company’s new headquarters in Broomfield, Colorado. The Company contributed $650,000 towards the purchase price of the residence and thereby obtained a 31.0% undivided ownership interest in such residence. In January 2007, Mr. Jones repurchased the Company’s 31.0% undivided ownership interest for an appraised value of $650,000. The sale of the Company’s undivided ownership interest had been approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

In January 2007, Robert A. Katz, Chief Executive Officer of the Company, executed a purchase and sale agreement for the purchase of a unit at The Lodge at Vail Chalets project located near the Vista Bahn at the base of Vail Mountain for a total purchase price of $12.5 million. Mr. Katz provided an earnest money deposit of $1.9 million. The earnest money deposits will be used to fund the construction of The Lodge at Vail Chalets project. The sale of the unit has been approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

As of January 31, 2006, the Company had outstanding a $500,000 note receivable from Keystone/Intrawest, LLC, a real estate development venture in which the Company has an equity-method investment. This note was related to the fair market value of the land originally contributed to the partnership, and was repaid in the year ended July 31, 2006, as the underlying land was sold to third parties.

11. Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.1 million, $1.3 million and $1.7 million, primarily within "other long-term liabilities" in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2007, July 31, 2006 and January 31, 2006, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2008.

Guarantees

As of January 31, 2007, the Company had various other letters of credit outstanding in the amount of $68.9 million, a portion of which are not issued against the Credit Facility, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $4.5 million related to workers' compensation for Heavenly and The Lodge at Rancho Mirage, $9.1 million of construction performance guarantees and $2.9 million for workers' compensation and general liability deductibles related to the construction of Gore Creek and Arrabelle.

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

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County, Colorado, Regional Airport; these guarantees are generally capped at certain levels. As of January 31, 2007, the Company has recorded a liability related to the airline guarantees of $850,000, which represents the estimated amount the Company will be required to pay. Payments, if any, under these guarantees are expected to be made during the year ending July 31, 2007.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination of whether the Company ultimately completes a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $11.6 million as of January 31, 2007, and anticipates completion of the majority of these commitments within the next two years.

The Company has completed installing a new gondola lift and related infrastructure at Breckenridge for the 2006/07 ski season pursuant to an agreement with the Town of Breckenridge (the “Town”). The Town agreed to contribute $6.7 million to fund construction of the gondola, as well as the already completed skiway. The funds contributed by the Town reduced the book value of the gondola and related infrastructure.

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

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs. Cheeca Holdings, LLC, the entity owner of the hotel property, asserted that RockResorts breached the management contract, among other alleged breaches, and sought a ruling that it had the right to terminate the management contract and sought monetary damages, and recovery of attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois. The Company has incurred $672,000 and $4.3 million of legal related costs related to this matter in the three and six months ended January 31, 2007, respectively, which is included in “contract dispute charges” in the accompanying Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2007. In February 2007, the arbitrator rendered a decision in favor of the Company (see Note 14, Subsequent Event, for more information regarding the arbitrator’s ruling).

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

Forensic construction experts retained by Breckenridge Terrace determined that the water intrusion and condensation problems were the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings which have since been closed. During the three and six months ended January 31, 2006, the Company recorded a $852,000 mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts. This credit has been recognized by the Company as reduction of the remediation expense that was originally recognized in the year ended July 31, 2004.

12. Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the three and six months ended January 31, 2007, the Company repurchased 167,700 and 358,400 shares of common stock at a cost of $7.5 million and $15.0 million, respectively. Since inception of this stock repurchase plan, the Company has repurchased 673,500 shares at a cost of approximately $25.8 million. As of January 31, 2007, 2,326,500 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock based compensation plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

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

Presented below is the consolidated condensed financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries." Balance sheet data is presented as of January 31, 2007, July 31, 2006 and January 31, 2006. Statement of operations data is presented for the three and six months ended January 31, 2007 and 2006. Statement of cash flows data is presented for the six months ended January 31, 2007 and 2006.

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$247,083	$7,783	$--	$254,866
Restricted cash	--	25,404	1,388	--	26,792
Trade receivables, net	--	37,578	6,150	--	43,728
Inventories, net	--	9,034	40,791	--	49,825
Other current assets	13,338	23,509	2,071	--	38,918
Total current assets	13,338	342,608	58,183	--	414,129
Property, plant and equipment, net	--	784,486	83,699	--	868,185
Real estate held for sale and investment	--	118,917	174,302	--	293,219
Goodwill, net	--	118,475	17,336	--	135,811
Intangible assets, net	--	57,168	16,547	--	73,715
Other assets	5,001	26,948	15,608	--	47,557
Investments in subsidiaries and advances to (from) parent	1,059,064	(535,123)	(64,043)	(459,898)	--
Total assets	$1,077,403	$913,479	$301,632	$(459,898)	$1,832,616

Current liabilities:
Accounts payable and accrued expenses	$19,866	$231,873	$53,951	$--	$305,690
Income taxes payable	9,103	--	--	--	9,103
Long-term debt due within one year	--	35	405	--	440
Total current liabilities	28,969	231,908	54,356	--	315,233
Long-term debt	390,000	57,727	104,139	--	551,866
Other long-term liabilities	13	124,415	61,421	--	185,849
Deferred income taxes	--	83,946	21	--	83,967
Put option liabilities	--	1,245	--	--	1,245
Minority interest in net assets of consolidated subsidiaries	--	--	36,035	--	36,035
Total stockholders' equity	658,421	414,238	45,660	(459,898)	658,421
Total liabilities and stockholders' equity	$1,077,403	$913,479	$301,632	$(459,898)	$1,832,616

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$134,279	$41,262	$--	$175,541
Restricted cash	--	20,546	3,169	--	23,715
Receivables, net	--	35,038	4,674	--	39,712
Inventories, net	--	8,669	35,308	--	43,977
Other current assets	12,769	24,764	6,376	--	43,909
Total current assets	12,769	223,296	90,789	--	326,854
Property, plant and equipment, net	--	787,860	70,340	--	858,200
Real estate held for sale and investment	--	138,559	82,489	--	221,048
Goodwill, net	--	135,811	--	--	135,811
Intangible assets, net	--	42,902	34,639	--	77,541
Other assets	5,711	16,292	11,223	--	33,226
Investments in subsidiaries and advances to (from) parent	979,831	(449,031)	(70,902)	(459,898)	--
Total assets	$998,311	$895,689	$218,578	$(459,898)	$1,652,680

Current liabilities:
Accounts payable and accrued expenses	$14,986	$224,339	$55,767	$--	$295,092
Income taxes payable	6,324	--	--	--	6,324
Long-term debt due within one year	--	4,044	1,629	--	5,673
Total current liabilities	21,310	228,383	57,396	--	307,089
Long-term debt	390,000	57,767	69,871	--	517,638
Other long-term liabilities	363	98,648	33,922	--	132,933
Deferred income taxes	--	76,770	267	--	77,037
Minority interest in net assets of consolidated subsidiaries	--	--	31,345	--	31,345
Total stockholders' equity	586,638	434,121	25,777	(459,898)	586,638
Total liabilities and stockholders' equity	$998,311	$895,689	$218,578	$(459,898)	$1,652,680

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$259,244	$104,346	$(2,552)	$361,038
Total operating expense	4,584	181,996	79,260	(2,552)	263,288
(Loss) income from operations	(4,584)	77,248	25,086	--	97,750
Other expense, net	(6,751)	1,584	(999)	--	(6,166)
Equity investment income, net	--	1,496	--	--	1,496
Minority interest in income of consolidated subsidiaries, net	--	--	(6,152)	--	(6,152)
(Loss) income before income taxes	(11,335)	80,328	17,935	--	86,928
Benefit (provision) for income taxes	4,420	(38,400)	78	--	(33,902)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(6,915)	41,928	18,013	--	53,026
Equity in income (loss) of consolidated subsidiaries	59,941	--	--	(59,941)	--
Net income (loss)	$53,026	$41,928	$18,013	$(59,941)	$53,026

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$226,506	$63,570	$(2,060)	$288,016
Total operating expense	4,082	160,439	48,547	(2,060)	211,008
(Loss) income from operations	(4,082)	66,067	15,023	--	77,008
Other expense, net	(6,872)	(722)	(811)	--	(8,405)
Equity investment income, net	--	1,486	--	--	1,486
Gain on sale of businesses, net	--	4,625	--	--	4,625
Gain on put options	--	1,026	--	--	1,026
Minority interest in income of consolidated subsidiaries, net	--	--	(5,231)	--	(5,231)
(Loss) income before income taxes	(10,954)	72,482	8,981	--	70,509
Benefit (provision) for income taxes	4,272	(31,831)	61	--	(27,498)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(6,682)	40,651	9,042	--	43,011
Equity in income (loss) of consolidated subsidiaries	49,691	--	--	(49,691)	--
Net income (loss)	$43,009	$40,651	$9,042	$(49,691)	$43,011

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$335,205	$143,641	$(4,315)	$474,531
Total operating expense	7,579	303,372	121,007	(4,315)	427,643
(Loss) income from operations	(7,579)	31,833	22,634	--	46,888
Other expense, net	(13,508)	(1,089)	(2,045)	--	(16,642)
Equity investment income, net	--	2,331	--	--	2,331
Minority interest in income of consolidated subsidiaries, net	--	--	(4,363)	--	(4,363)
(Loss) income before income taxes	(21,087)	33,075	16,226	--	28,214
Benefit (provision) for income taxes	8,223	(19,350)	123	--	(11,004)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(12,864)	13,725	16,349	--	17,210
Equity in income (loss) of consolidated subsidiaries	30,074	--	--	(30,074)	--
Net income (loss)	$17,210	$13,725	$16,349	$(30,074)	$17,210

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$287,303	$90,200	$(4,067)	$373,436
Total operating expense	7,850	261,145	81,380	(4,067)	346,308
(Loss) income from operations	(7,850)	26,158	8,820	--	27,128
Other expense, net	(13,632)	(1,571)	(1,451)	--	(16,654)
Equity investment income, net	--	2,405	--	--	2,405
Gain on sale of businesses, net	--	4,625	--	--	4,625
Gain on put options	--	34	--	--	34
Minority interest in income of consolidated subsidiaries, net	--	--	(3,305)	--	(3,305)
(Loss) income before income taxes	(21,482)	31,651	4,064	--	14,233
Benefit (provision) for income taxes	8,378	(14,036)	107	--	(5,551)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(13,104)	17,615	4,171	--	8,682
Equity in income (loss) of consolidated subsidiaries	21,785	--	--	(21,785)	--
Net income (loss)	$8,681	$17,615	$4,171	$(21,785)	$8,682

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(35,705)	$199,690	$32,901	$196,886
Cash flows from investing activities:
Capital expenditures	--	(42,349)	(19,709)	(62,058)
Investments in real estate	--	(38,721)	(49,846)	(88,567)
Other investing activities, net	--	2,578	(2,224)	354
Net cash used in investing activities	--	(78,492)	(71,779)	(150,271)
Cash flows from financing activities:
Repurchases of common stock	--	(15,007)	--	(15,007)
Proceeds from borrowings under long-term debt	--	1,645	79,434	81,079
Payments of long-term debt	--	(5,662)	(54,339)	(60,001)
Proceeds from exercise of stock options	6,803	--	--	6,803
Other financing activities, net	3,432	(2,604)	2,755	3,583
Advances from (to) affiliates	25,470	(32,485)	7,015	--
Net cash (used in) provided by financing activities	35,705	(54,113)	34,865	16,457
Net increase (decrease) in cash and cash equivalents	--	67,085	(4,013)	63,072
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$247,083	$7,783	$254,866

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(19,028)	$95,386	$24,068	$100,426
Cash flows from investing activities:
Capital expenditures	--	(48,510)	(6,602)	(55,112)
Investments in real estate	--	(30,513)	(34,392)	(64,905)
Proceeds from sale of businesses	--	30,712	--	30,712
Other investing activities, net	--	414	(4,432)	(4,018)
Net cash used in investing activities	--	(47,897)	(45,426)	(93,323)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	20,392	5,821	26,213
Payments of long-term debt	--	(24,909)	--	(24,909)
Proceeds from exercise of stock options	27,635	--	--	27,635
Other financing activities, net	6,376	1,792	(5,249)	2,919
Advances (to) from affiliates	(14,983)	(3,364)	18,347	--
Net cash provided by (used in) financing activities	19,028	(6,089)	18,919	31,858
Net increase (decrease) in cash and cash equivalents	--	41,400	(2,439)	38,961
Cash and cash equivalents:
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$134,279	$41,262	$175,541

14. Subsequent Event

Cheeca Lodge & Spa Contract Dispute

On February 28, 2007, the arbitrator of the JAMS Arbitration Tribunal in Chicago, Illinois, rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC, the ownership entity of Cheeca Lodge & Spa, the former RockResort managed property located in Islamorada, Florida. The arbitrator found that the ownership group had wrongfully terminated the hotel management contract without good cause, as RockResorts had maintained in the proceedings, and that RockResorts had not breached the management contract, as the ownership group had alleged. The Company has incurred $672,000 and $4.3 million in the three and six months ended January 31, 2007, respectively, and the Company incurred $3.3 million of legal related costs for the year ended July 31, 2006 in connection with the matter which are included in “contract dispute charges” in the Consolidated Condensed Statements of Operations in the respective periods. In accordance with the arbitrator’s ruling, RockResorts will seek recovery of costs and attorneys’ fees in the last stage of the proceedings, which is expected to be concluded by the end of fiscal 2007. Upon conclusion of that stage, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal. Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net.”

As previously disclosed in Note 11, Commitments and Contingencies, RockResorts was notified in March 2006 by the ownership entity of the hotel that its management agreement was being terminated effective immediately. RockResorts believed that the termination was in violation of the management agreement and sought monetary damages and recovery of costs and attorneys’ fees. The ownership group alleged that RockResorts breached the management agreement and sought a ruling that it had a right to terminate the management agreement and sought monetary damages and recovery of costs and attorneys’ fees. Pursuant to the dispute resolution provisions of the management agreement, the matter went before the single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois, in which the hearings concluded in early October 2006 and the arbitrator rendered a decision on February 28, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2006 ("Form 10-K") and the Consolidated Condensed Financial Statements as of January 31, 2007 and 2006 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, general business and economic conditions, terrorism, war, the weather, changes in the competitive environment of the mountain and lodging industries, real estate development risk, and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments. The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenues less segment operating expenses, plus or minus segment equity income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources. The Company evaluates performance and allocates resources to its segments based on Reported EBITDA. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income. Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity. Because Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Reported EBITDA and Net Debt as presented may not be comparable to other similarly titled measures of other companies.

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. The Mountain segment is comprised of the operations of five ski resort properties and related amenities, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters. Operations within the Lodging segment include ownership/management of a group of eight luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including four proximate to the Company's ski resorts; the operations of Grand Teton Lodge Company (“GTLC”), which is open generally from mid-May to mid-October; the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; and golf course operations, which are open generally from mid-May to mid-October. The Real Estate segment is involved with the vertical and horizontal development of property in and around the Company's resort properties.

The Company's five ski resorts opened for business for the 2006/2007 ski season in November, which fell in the Company's second fiscal quarter; the period during which the ski resorts are open (generally November through April) is the peak operating season for the Mountain segment. The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 47% and 46% of Mountain segment net revenue for the three months ended January 31, 2007 and 2006, respectively. Lift ticket revenues are driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: 1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State"). For the three months ended January 31, 2007, Destination guests comprised approximately 58% of the Company's skier visits, while the In-State market comprised approximately 42% of the Company's skier visits. Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, lodging and retail/rental. Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy (including the strength of the U.S. dollar) and the global geopolitical climate. In-State guests tend to be more weather-sensitive and value-oriented; to mitigate against this, the Company markets season passes to In-State guests. Through January 31, 2007, approximately 29% of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized in the Company’s second fiscal quarter ending January 31, 2007 represented approximately 52% of total fiscal 2007 season pass sales; the remaining season pass sales will be recognized as lift ticket revenue in the third fiscal quarter). The cost structure of ski resort operations is largely fixed; as such, incremental revenue generally has high associated profit margin.

Lodging properties at or around the Company’s ski resorts represented approximately 88% and 82% of Lodging segment revenue for the thee months ended January 31, 2007 and 2006, respectively, and are closely aligned with the performance of the Mountain segment, particularly with respect to visitation from Destination guests. Revenues from hotel management operations under the RockResorts brand are generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, they are more subject to the seasonality of those hotels and trends within the overall travel industry. Revenues of the Lodging segment during the Company's first and fourth fiscal quarters are generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties.

The Company's Real Estate segment engages in both the vertical development of projects and the sale of land to developers, which generally includes the retention of some control in the oversight and design of the projects and a contingent revenue structure based on the sale of the developed units. The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects. The Company's Real Estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Resort (Mountain and Lodging) segment. The Company’s Real Estate revenues and associated expenses fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results from period to period. In the near-term, the majority of Real Estate revenues are expected to be generated from vertical development projects that are currently under construction, in which revenues and related cost of sales will be recorded at the time of real estate closing, after the investment has been made.

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company's Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

●
The timing and amount of snowfall has an impact on skier visits. To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State skiers, who are the most weather sensitive visitors to the Company’s ski resorts. Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations during the ski season. Total season pass sales for the 2006/2007 ski season increased by 20.0% over sales for the 2005/2006 ski season as of January 31, 2007. Deferred revenue related to season pass sales was $34.5 million and $29.5 million as of January 31, 2007 and 2006, respectively, which will be recognized as lift revenue during the Company’s third fiscal quarter ending April 30, 2007.

●
Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could impact the results of operations of the Lodging segment. In February 2007, RockResorts was notified by the ownership of The Equinox that the owner intends to sell the hotel, at which time the management agreement will be terminated (currently anticipated to be in the Company’s third fiscal quarter ending April 30, 2007), which will result in the Company receiving a termination fee, but loss of future management fees. RockResorts recognized $822,000 in management fees from The Equinox in the year ended July 31, 2006. In August 2006, RockResorts' management agreement for The Lodge at Rancho Mirage (“Rancho Mirage”) was terminated in conjunction with the closing of the hotel as part of a redevelopment plan by the current hotel owner, which resulted in the Company earning a termination fee of $2.4 million (pursuant to the terms of the management agreement), which the Company recorded as Lodging revenue in the six months ended January 31, 2007. RockResorts recognized $644,000 in revenue related to the management of this property in the year ended July 31, 2006. The Company continues to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s development and sales. For example, the Company recently announced that it will manage the new Rum Cay Resort on Rum Cay Island, Bahamas and will assist in the marketing of whole and fractional ownership of units within the resort and provide technical advisory services in the design and construction of the resort and will manage the new Eleven Biscayne Hotel & Spa in Miami, Florida and will provide technical advisory services for this resort.

●
On February 28, 2007, the arbitrator of the JAMS Arbitration Tribunal in Chicago, Illinois, rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC, the ownership entity of Cheeca Lodge & Spa, the former RockResort managed property located in Islamorada, Florida. The arbitrator found that the ownership group had wrongfully terminated the hotel management contract without good cause, as RockResorts had maintained in the proceedings, and that RockResorts had not breached the management contract, as the ownership group had alleged. The Company has incurred $672,000 and $4.3 million in the three and six months ended January 31, 2007, respectively, and the Company incurred $3.3 million of legal related costs for the year ended July 31, 2006 in connection with the matter which are included in “contract dispute charges” in the Consolidated Condensed Statements of Operations in the respective periods. In accordance with the arbitrator’s ruling, RockResorts will seek recovery of costs and attorneys’ fees in the last stage of the proceedings, which is expected to be concluded by the end of fiscal 2007. Upon conclusion of that stage, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal. Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net.” As previously disclosed, RockResorts was notified in March 2006 by the ownership entity of Cheeca Lodge & Spa that its management agreement was being terminated effective immediately. RockResorts believed that the termination was in violation of the management agreement and sought monetary damages including recovery of costs and attorneys’ fees through binding arbitration in accordance with the dispute resolution provisions of the management agreement.

●
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate projects could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in the year ending July 31, 2008 and beyond. The profitability and/or viability of current or proposed real estate development projects could be adversely affected by continued escalation in construction costs and/or a slow-down in market demand, as well as project difficulties or delays and the resulting potential negative financial impact associated with design or construction issues that may arise in the course of construction. For the six months ended January 31, 2007, the Company has recorded $3.9 million of estimated unanticipated costs associated with construction and design issues related to its Jackson Hole Golf & Tennis Club (“JHG&TC”) residential development. These costs include estimates to complete remediation work and take into consideration performance requirements and recoveries of costs from other parties involved in the design and construction of the JHG&TC residential development, and as such are subject to change which could impact future operating results.

●
In recent years, the Company has shifted its Real Estate focus to more vertical development, which requires significant capital investment prior to the project completion. For example, in addition to previously announced development projects including the Arrabelle at Vail Square and The Lodge at Vail Chalets projects, the Company expects to move forward with the development of the Crystal Peak Lodge and The Ritz-Carlton Residences, Vail (including the construction of related Resort depreciable assets). The Company expects to incur between $500 million and $575 million of construction costs related to these projects subsequent to January 31, 2007.

●
In February 2007, the Company and GSSI, LLC (“GSSI”) entered into an amended operating agreement whereby the Company will acquire 20% of GSSI’s ownership interest for $8.4 million, which is expected to close March 31, 2007. As a result of this transaction, the Company will hold an approximate 69.3% ownership interest in SSI Venture, LLC (“SSV”). In addition, the put and call rights for GSSI’s remaining interest in SSV were extended to begin August 1, 2010 and the existing management agreement was extended to coincide with the exercise of the remaining put and call rights.

●
In March 2007, the Company and RTP, LLC’s (“RTP”) minority shareholder entered into a definitive agreement under which RTP’s minority shareholder will acquire the Company’s 54.5% interest in RTP for approximately $3.5 million. As part of this agreement the Company will retain source code rights to its internal use software and internet solutions. This transaction is expected to close on or around April 30, 2007. As a result of this transaction, the Company will record a net loss of approximately $100,000 on the sale of its investment in RTP including the elimination of the put option liability and the write-off of the associated put option intangible asset.

●
The Company is in the process of amending its senior credit facility (the “Credit Facility”) with a closing anticipated in March 2007, to reduce the revolving credit facility from $400 million to $300 million (the “Credit Facility Revolver”), extend the maturity on the Credit Facility Revolver, reduce pricing for interest rate margins and commitment fees and improve flexibility in the Company’s ability to make investments. Additionally, the amendment will include the elimination of certain covenant ratios and change, for pricing and covenant purposes, the gross debt leverage ratio to a net debt leverage ratio.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's Form 10-K.

RESULTS OF OPERATIONS

Summary

The Company realized significant increases to net income in both the three and six months ended January 31, 2007, compared to the three and six months ended January 31, 2006, as shown below (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Mountain Reported EBITDA	$113,651	$97,017	$81,162	$65,853
Lodging Reported EBITDA	2,039	(815)	6,098	3,294
Real Estate Reported EBITDA	5,825	3,357	6,629	750
Total Reported EBITDA	121,515	99,559	93,889	69,897
Income before provision for income taxes	86,928	70,509	28,214	14,233
Net income	$53,026	$43,011	$17,210	$8,682

Net income for the three months ended January 31, 2007 increased by $10.0 million, compared to the three months ended January 31, 2006, which is primarily attributable to an increase in total Reported EBITDA of $22.0 million; as well as a $1.6 million decrease in interest expense, net and a $1.4 million increase in investment income, which were partially offset by a $6.4 million increase in provision for income taxes, a $4.6 million prior year gain on sale of businesses, net, a $1.0 million prior year gain on put options, a $0.9 million prior year mold remediation credit and a $0.9 million increase in minority interest in income of consolidated subsidiaries, net.

Net income for the six months ended January 31, 2007 increased by $8.5 million, compared to the six months ended January 31, 2006, which is primarily attributable to an increase in total Reported EBITDA of $24.0 million; as well as a $2.2 million increase in investment income and a $2.1 million decrease in interest expense, net, which were partially offset by a $5.5 million increase in provision for income taxes, a $4.6 million prior year gain on sale of businesses, net, $4.3 million in contract dispute charges, a $3.0 million increase in depreciation and amortization, $1.2 million in relocation and separation charges, a $1.1 million increase in minority interest in income of consolidated subsidiaries, net and a $0.9 million prior year mold remediation credit.

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three and six months ended January 31, 2007 compared to the three and six months ended January 31, 2006.

Mountain Segment

Mountain segment operating results for the three and six months ended January 31, 2007 and 2006 are presented by category as follows (in thousands, except effective ticket price ("ETP")):

	Three Months Ended		Percentage
	January 31,		Increase
	2007	2006	(Decrease)
Lift tickets	$128,617	$113,468	13.4%
Ski school	34,198	30,752	11.2%
Dining	22,468	21,266	5.7%
Retail/rental	63,291	56,913	11.2%
Other	23,452	23,829	(1.6)%
Total Mountain net revenue	272,026	246,228	10.5%
Total Mountain operating expense	159,871	150,666	6.1%
Mountain equity investment income, net	1,496	1,455	2.8%
Total Mountain Reported EBITDA	$113,651	$97,017	17.1%

Total skier visits	2,912	2,875	1.3%
ETP	$44.17	$39.47	11.9%

Total Mountain Reported EBITDA includes $1.1 million and $1.0 million of stock-based compensation expense for the three months ended January 31, 2007 and 2006, respectively.

	Six Months Ended
	January 31,		Percentage
	2007	2006	Increase
Lift tickets	$128,617	$113,468	13.4%
Ski school	34,198	30,752	11.2%
Dining	26,354	24,772	6.4%
Retail/rental	87,809	78,618	11.7%
Other	41,211	38,895	6.0%
Total Mountain net revenue	318,189	286,505	11.1%
Total Mountain operating expense	239,358	222,957	7.4%
Mountain equity investment income, net	2,331	2,305	1.1%
Total Mountain Reported EBITDA	$81,162	$65,853	23.2%

Total skier visits	2,912	2,875	1.3%
ETP	$44.17	$39.47	11.9%

Total Mountain Reported EBITDA includes $2.1 million and $2.0 million of stock-based compensation expense for the six months ended January 31, 2007 and 2006, respectively.

As the Company's five ski resorts generally open during the second quarter, the results of the six months ended January 31, 2007 and 2006 are driven by substantially the same factors and trends as the three months ended January 31, 2007 and 2006.

Lift revenues increased 13.4% during the three months ended January 31, 2007 compared to the same period in the prior year due to an increase in ticket pricing, Destination guest visitation (who generally purchase higher priced tickets) and season pass revenue recognized (season pass sales increased 20.0% over the prior year). Total season pass revenue increased by approximately $6.4 million for the three months ended January 31, 2007 compared to the same period in the prior year due to an increase in sales volume and pricing (this represents 52.4% of the total season pass sales with the remainder to be recognized in the third quarter of this fiscal year). Visitation at the Company's Colorado resorts was up 2.6%, including a 4.8% increase in visitation excluding season pass holders. Total visitation, excluding season pass holders, increased 3.4% at the Company’s five ski resorts. Total visitation at the Company's Heavenly resort was down 6.2% due to unfavorable weather conditions. ETP excluding season pass revenue increased 7.0% primarily attributable to increases in absolute pricing combined with the favorable mix impact resulting from an increase in Destination guest visitation. Overall, ETP increased by 11.9% due to increased absolute pricing (including season pass products) and a higher percentage of Destination guest visitation compared to total visitation.

Revenues from ski school and retail/rental ancillary businesses improved commensurate with the increased Destination skier visitation. Dining experienced growth consistent with overall skier visitation coupled with price increases. Other revenue declined for the three months ended January 31, 2007 compared to the same period in the prior year primarily due to timing of marketing activities for strategic partners and the conversion of a mountain club spa from an owned and operated club to a leased facility.

Segment expenses increased 6.1% during the three months ended January 31, 2007 compared to the same period in the prior year. Excluding retail/rental operating expenses, which fluctuate more with sales volume, expenses during the quarter increased $5.3 million, or 4.9%, primarily attributable to $1.9 million, or 4.2%, of increased labor and benefits, $1.3 million, or 11.3% of higher variable costs for fees related to revenue and $858,000, or 57.2%, of increased workers’ compensation costs. The remaining expense increases are attributable to increased corporate costs, which are fully allocated to the business segments.

Lodging Segment

Lodging segment operating results for the three and six months ended January 31, 2007 and 2006 are presented by category as follows (in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended		Percentage
	January 31,		Increase
	2007	2006	(Decrease)
Total Lodging net revenue	$32,796	$32,079	2.2%
Total Lodging operating expense	30,757	32,894	(6.5)%
Total Lodging Reported EBITDA	$2,039	$(815)	350.2%

ADR	$263.14	$242.67	8.4%
RevPAR	$127.41	$109.59	16.3%

Total Lodging Reported EBITDA includes $221,000 and $414,000 of stock-based compensation expense for the three months ended January 31, 2007 and 2006, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2007	2006	(Decrease)
Total Lodging net revenue	$73,204	$73,829	(0.8)%
Total Lodging operating expense	67,106	70,535	(4.9)%
Total Lodging Reported EBITDA	$6,098	$3,294	85.1%

ADR	$210.00	$201.00	4.5%
RevPAR	$88.62	$83.22	6.5%

Total Lodging Reported EBITDA includes $554,000 and $821,000 of stock-based compensation expense for the six months ended January 31, 2007 and 2006, respectively.

In January 2006, the Company sold the assets constituting Snake River Lodge & Spa (“SRL&S”). For the three and six months ended January 31, 2006, Lodging Reported EBITDA includes revenue of $1.9 million and $5.2 million and operating expenses of $1.8 million and $4.3 million, respectively related to SRL&S. Commencing with the sale of the assets constituting SRL&S, the Company is earning base management fees of approximately 3% of the hotel’s revenue. For the three and six months ended January 31, 2007, the Company recorded $88,000 and $222,000, respectively, of incremental management fee revenue related to SRL&S.

Excluding the impact of the sale of SRL&S, revenue increased $2.6 million and $4.6 million, or 8.5% and 6.7%, for the three and six months ended January 31, 2007, respectively, compared to the three and six months ended January 31, 2006. ADR increased 9.6% and 7.4% and RevPAR increased 16.7% and 10.8% for the three and six months ended January 31, 2007, respectively, compared to the three and six months ended January 31, 2006. The increase in revenues for the three months ended January 31, 2007 was primarily due to the lodging properties proximate to the Company’s ski resorts and was driven by Destination guest visitation described in the Mountain segment discussion. Additionally, the increase in revenues for the six months ended January 31, 2007 was also partially due to the first quarter recognition of $2.4 million of revenue associated with the termination of the management agreement at Rancho Mirage (pursuant to the terms of the management agreement) with the closing of the hotel as part of a redevelopment plan by the current hotel owner.

Excluding the impact of the sale of SRL&S, expenses were relatively flat for the three and six months ended January 31, 2007 compared to the three and six months ended January 31, 2006.

Real Estate Segment

Real Estate segment operating results for the three and six months ended January 31, 2007 and 2006 are presented by major project categories as follows (in thousands):

	Three Months Ended		Percentage
	January 31,		Increase
	2007	2006	(Decrease)
Single family unit sales	$1,250	$--	N/A %
Multi-family unit sales	47,641	--	N/A %
Developer land sales	6,489	9,288	(30.1)%
Other	836	421	98.6%
Total Real Estate net revenue	56,216	9,709	479.0%
Total Real Estate operating expense	50,391	6,383	689.5%
Real Estate equity investment income	--	31	(100.0)%
Total Real Estate Reported EBITDA	$5,825	$3,357	73.5%

Real Estate Reported EBITDA includes $486,000 and $401,000 of stock-based compensation expense for the three months ended January 31, 2007 and 2006, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2007	2006	(Decrease)
Single family unit sales	$1,250	$--	N/A %
Multi-family unit sales	67,861	--	N/A %
Developer land sales	11,791	12,568	(6.2)%
Other	2,236	534	318.7%
Total Real Estate net revenue	83,138	13,102	534.5%
Total Real Estate operating expense	76,509	12,452	514.4%
Real Estate equity investment income	--	100	(100.0)%
Total Real Estate Reported EBITDA	$6,629	$750	783.9%

Real Estate Reported EBITDA includes $1.1 million and $781,000 of stock-based compensation expense for the six months ended January 31, 2007 and 2006, respectively.

Certain reclassifications have been made within Real Estate segment operating results for the three and six months ended January 31, 2006 to conform to current period presentation.

The Company's Real Estate operating revenues are primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment operating revenues and operating expenses, and, to a lesser degree, Real Estate Reported EBITDA. The above single family and multi-family unit sales primarily represent the Company’s vertical development projects.

Real Estate segment operating revenue for the three months ended January 31, 2007 was driven primarily by the closings of eighteen Mountain Thunder condominiums, eight Gore Creek Place Townhomes, three fractional ownership condominiums in Beaver Creek, one JHG&TC cabin, the sale of a parcel in Breckenridge to a third-party developer and the sale of the Company’s investment in a current executive’s home. Real Estate segment operating revenue for the six months ended January 31, 2007 was driven primarily by the closings of thirty-four Mountain Thunder condominiums, ten Gore Creek Place Townhomes, three fractional ownership condominiums in Beaver Creek, one JHG&TC cabin, the sale of parcels in Red Sky Ranch and Breckenridge to third-party developers, contingent gains on developer parcel sales that closed in prior periods and the sale of the Company’s investments in both a current executive’s and a former executive’s home. Operating expense for the three and six months ended January 31, 2007 included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits and professional services fees. In addition, the Company recorded $2.5 million and $3.9 million, net of estimated recoveries from contractors, in estimated unanticipated incremental cost of sales during the three and six months ended January 31, 2007, respectively, for previously built and yet to be completed JHG&TC cabins that have design and construction issues. The Company is currently resolving these issues along with the contractors involved in the design and construction of the JHG&TC residential development and expects to complete remediation efforts by the first quarter of the year ending July 31, 2008. Real Estate segment operating revenue and Reported EBITDA in the three and six months ended January 31, 2006 were primarily generated by contingent gains on development parcel sales that closed in prior periods. Operating expense included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits, marketing costs, professional services fees and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2007 increased primarily as a result of an increase in the fixed asset base due to normal capital expenditures and an increase in accelerated depreciation and amortization for the six months ended January 31, 2007 of approximately $925,000 for certain assets which were retired in advance of their previously estimated useful lives. The average annualized depreciation rate for the three and six months ended January 31, 2007 was 7.6% and 7.5%, respectively, as compared to an average annualized depreciation rate for the three and six months ended January 31, 2006 of 7.9% and 7.4%, respectively.

Relocation and separation charges. In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006. The Company recorded $500,000 and $1.2 million of relocation charges in the three and six months ended January 31, 2007, respectively. The Company anticipates it will record approximately $200,000 in additional relocation charges in the remainder of the year ending July 31, 2007.

Mold remediation credit. During the prior year’s three and six months ended January 31, 2006, Breckenridge Terrace, LLC received reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts in the amount of $852,000, which has been recognized by the Company as reduction of the remediation expense that was recognized in previous periods (see Note 11, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this item).

Investment income. The Company invests excess cash in short-term investments, as permitted under the Company’s Fourth Amended and Restated Credit Agreement, (the “Credit Agreement”) underlying the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the Senior Subordinated Notes due 2014 (“6.75% Notes”). The increase in investment income for the three and six months ended January 31, 2007 compared to the three and six months ended January 31, 2006 is due to significant increases in average invested cash balances during the periods resulting primarily from increased cash flows from operations.

Interest expense, net. The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, including unused commitment fees and letter of credit fees related to the $400 million Credit Facility Revolver thereunder, the SSV credit facility, the outstanding $57.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”) and the series of bonds issued to finance the construction of employee housing facilities (the “Employee Housing Bonds”). Interest expense, net decreased $1.6 million and $2.1 million for the three and six months ended January 31, 2007, respectively, compared to the three and six months ended January 31, 2006 due to an increase of capitalized interest associated with the significant on going Real Estate and related Resort development.

Gain on sale of businesses, net. The Company recorded a $4.7 million prior year gain in the three and six months ended January 31, 2006 associated with the sale of the assets constituting SRL&S. Additionally, the Company recorded an $82,000 loss in the three and six months ended January 31, 2006 associated with the sale of the Company's interest in Bachelor Gulch Resort, LLC due to the settlement of certain contingencies (see Note 8, Sale of Businesses, of the Notes to Consolidated Condensed Financial Statements, for more information regarding these sale of businesses).

Contract dispute charges. In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believed that the termination was in violation of the management agreement and pursued its legal rights. The Company has incurred $672,000 and $4.3 million of legal related costs related to this matter in the three and six months ended January 31, 2007, respectively. In February 2007 (subsequent to the Company’s second fiscal quarter), the arbitrator in the Cheeca matter rendered a decision in favor of the Company, awarding $8.5 million in damages to RockResorts. The arbitrator found that the ownership group had wrongfully terminated the management contract and that RockResorts had not breached the contract. The Company will record the total arbitration award, upon receipt, in “contract dispute credit (charges), net” (see Note 11, Commitments and Contingencies and Note 14, Subsequent Event, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this item).

Gain on put option. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The Company did not record a gain or loss in the three and six months ended January 31, 2007 as the estimated fair market value of the liability associated with the RTP, LLC ("RTP") put option did not change. The net gain in the three and six months ended January 31, 2006 was related to the decrease in the estimated fair market value of the liability associated with the RTP put option. As a result of the sale of the Company’s investment in RTP, the put option liability will be eliminated (including the write-off of the associated put option intangible asset) upon consummation of the transaction (see Note 9, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company's put options).

Income taxes. The effective tax rate for the three and six months ended January 31, 2007 and 2006 was 39.0%. The interim period effective tax rate for the current and prior year is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Mountain Reported EBITDA	$113,651	$97,017	$81,162	$65,853
Lodging Reported EBITDA	2,039	(815)	6,098	3,294
Resort Reported EBITDA	115,690	96,202	87,260	69,147
Real Estate Reported EBITDA	5,825	3,357	6,629	750
Total Reported EBITDA	121,515	99,559	93,889	69,897
Depreciation and amortization	(21,759)	(21,431)	(43,344)	(40,354)
Relocation and separation charges	(500)	--	(1,235)	--
Asset impairment charge	--	--	--	(136)
Mold remediation credit	--	852	--	852
Loss on disposal of fixed assets, net	(10)	(486)	(91)	(726)
Investment income	2,417	1,046	4,481	2,234
Interest expense, net	(7,911)	(9,502)	(16,847)	(18,939)
Gain on sale of businesses, net	--	4,625	--	4,625
Contract dispute charges	(672)	--	(4,276)	--
Gain on put options	--	1,026	--	34
Other income, net	--	51	--	51
Minority interest in income of consolidated subsidiaries, net	(6,152)	(5,231)	(4,363)	(3,305)
Income before provision for income taxes	86,928	70,509	28,214	14,233
Provision for income taxes	(33,902)	(27,498)	(11,004)	(5,551)
Net income	$53,026	$43,011	$17,210	$8,682

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	January 31,
	2007	2006
Long-term debt	$551,866	$517,638
Long-term debt due within one year	440	5,673
Total debt	552,306	523,311
Less: cash and cash equivalents	254,866	175,541
Net debt	$297,440	$347,770

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters are seasonally high for cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year. Additionally, cash provided by operating activities can be impacted by the timing of closings on real estate development projects that may or may not occur in any given period. In total, the Company generated $63.1 million of cash in the six months ended January 31, 2007 which represents an increase of $24.1 million in cash generated compared to the six months ended January 31, 2006. Cash provided by operating activities improved $96.5 million for the six months ended January 31, 2007 compared to the six months ended January 31, 2006 and was primarily attributable to a $62.8 million increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the six months ended January 31, 2007) primarily as a result of closings on certain development projects including Gore Creek Townhomes and the second phase of the Mountain Thunder Condominiums in Breckenridge and an $18.1 million increase in Resort Reported EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA). Cash used in investing activities increased by $56.9 million for the six months ended January 31, 2007 due to increased capital expenditures of $6.9 million and increased investments in real estate of $23.7 million primarily due to expanded vertical real estate development projects. Additionally, cash proceeds of $30.7 million were received in the six months ended January 31, 2006 from the sale of SRL&S. With regards to financing activities, cash provided by these activities declined $15.4 million due to a decrease in cash proceeds from exercise of stock options in the amount of $23.8 million (including tax benefits) for the six months ended January 31, 2007 compared to the six months ended January 31, 2006. Additionally, the Company repurchased $15.0 million of its common stock during the six months ended January 31, 2007. The Company had an increase in net borrowings of $19.8 million, which was used to fund a portion of its investment in real estate.

In addition to the Company’s $254.9 million of cash and cash equivalents, the Company has available $324.4 million under its Credit Facility as of January 31, 2007 (which represents the total commitment of $400 million less certain letters of credit outstanding of $75.6 million). As of January 31, 2007 and 2006, total long-term debt (including long-term debt due within one year) was $552.3 million and $523.3 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) declined from $347.8 million as of January 31, 2006 to $297.4 million as of January 31, 2007. This reduction in Net Debt places the Company in a position to better take advantage of potential strategic options as further discussed below, as the Company has significant cash on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows and through borrowings under a construction loan agreement with Arrabelle at Vail Square, LLC as well as the Company also expects to enter into non-recourse financing for the construction of The Lodge at Vail Chalets project in March 2007, similar to the Arrabelle at Vail Square, LLC non-recourse real estate financing.

The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase real estate investment for further development, increase Resort capital expenditures, pursue strategic acquisitions, payoff outstanding debt and/or return value to shareholders, including repurchase additional stock of the Company. The Company’s debt generally has favorable fixed interest rates and is long-term in nature. The Company’s Credit Facility and the Indenture limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock and pay off certain of its debt, including its 6.75% Notes.

Significant Uses of Cash

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects. In addition, the Company expects it will incur significant cash income tax payments (generally expected to approximate its statutory income tax rate) in the near future due to the improved operating results, the limitations on the usage of NOLs generated in prior periods and a decline in tax benefits resulting from stock option exercises. Historically, the Company has not been a significant cash income tax payer.

The Company expects to spend approximately $320 million to $360 million in calendar year 2007 for real estate development projects, including the construction of associated resort-related depreciable assets. The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $165 million. The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s ski areas. The Company expects real estate capital expenditures will be higher than historical levels for the next several years as the Company continues its vertical development efforts. As noted above, the Company obtained non-recourse financing to fund construction of the Arrabelle project. The Company expects to utilize similar financing arrangements for certain other development projects. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sales commitments exist and sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its Resort (Mountain and Lodging) operations, and expects to continue to invest significant cash in the future. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. The Company currently anticipates it will spend $90 million to $95 million of Resort capital expenditures for calendar 2007 excluding projects arising from real estate activities noted above. Included in these annual capital expenditures are approximately $38 million to $40 million which are necessary to maintain the appearance and level of service appropriate to the Company’s Resort operations. This capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its hotels. Highlights of the proposed discretionary expenditures include a new Beaver Creek children’s ski school gondola and a related ski school building at the top of the new gondola; replacement and realignment of two chairlifts with high-speed chairlifts at Vail; a new high-speed chairlift at Heavenly; an expanded spa at The Keystone Lodge; and upgrades to the central reservations, marketing database and e-commerce booking systems, among other projects. The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($489.6 million of the total $552.3 million debt outstanding as of January 31, 2007) are not due until fiscal 2012 and beyond.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $97.5 million of variable-rate debt outstanding as of January 31, 2007. A 100-basis point change in LIBOR would cause the Company's annual interest payments to change by approximately $975,000. The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the three and six months ended January 31, 2007, the Company repurchased 167,700 and 358,400 shares of common stock at a cost of $7.5 million and $15.0 million, respectively. Since inception of this stock repurchase plan, the Company has repurchased 673,500 shares at a cost of approximately $25.8 million. As of January 31, 2007, 2,326,500 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock based compensation plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

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

The Company was in compliance with all relevant covenants in its debt instruments as of January 31, 2007. The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2007. However, there can be no assurance that the Company will meet such financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD LOOKING STATEMENTS

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

Readers are also referred to the risk factors identified in the Company’s Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2007, the Company had $97.5 million of variable rate indebtedness, representing 17.7% of the Company's total debt outstanding, at an average interest rate during the three months ended January 31, 2007 of 6.3%. Based on variable-rate borrowings outstanding as of January 31, 2007, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $975,000. The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to Note 11, Commitments and Contingencies, and Note 14, Subsequent Event, of the Notes to Consolidated Condensed Financial Statements regarding the Cheeca Lodge & Spa contract dispute.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the second quarter of the year ending July 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2006 - November 30, 2006	1,500	$38.53	1,500	2,492,700
December 1, 2006 - December 31, 2006	155,200	44.82	155,200	2,337,500
January 1, 2007 - January 31, 2007	11,000	44.89	11,000	2,326,500
Total	167,700	$44.76	167,700

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its reconvened annual meeting of stockholders, originally called for December 21, 2006, on January 4, 2007 in Broomfield, Colorado. The following matters were voted on:

1. The following persons were elected to serve as Directors of the Company until the next annual meeting of the stockholders and the voting results for each Director were as follows:

Director	For	Withheld
John J. Hannan	33,879,469	3,678,706
Roland A. Hernandez	36,317,940	1,240,235
Thomas D. Hyde	37,521,472	36,703
Robert A. Katz	37,523,456	34,719
Richard D. Kincaid	37,350,244	207,931
Joe R. Micheletto	37,323,178	234,997
John F. Sorte	36,894,762	663,413
William P. Stiritz	37,508,079	50,096

2. Adoption of the Amended and Restated 2002 Long-Term Incentive and Share Award Plan was approved as follows:

For	Against	Abstain	Broker Non-Vote
27,036,870	5,286,413	25,973	5,208,919

3. Appointment of Independent Registered Public Accounting Firm was ratified as follows:

For	Against	Abstain	Broker Non-Vote
37,517,688	36,896	3,591	--

ITEM 5.  OTHER INFORMATION.

On January 4, 2007, the Company’s stockholders approved the Amended and Restated 2002 Long-Term Incentive and Share Award Plan as referenced in Part II, Item 4 of this Form 10-Q which had previously been approved by the Board on November 6, 2006. The Amended and Restated 2002 Long-Term Incentive and Share Award Plan is described in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders. A copy of that description is attached as Exhibit 99.1 and incorporated herein by this reference.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2006, the Company and Martha D. Rehm, Executive Vice President, General Counsel and Secretary of the Company entered into a Separation Agreement and Mutual General Release, dated December 7, 2006. On March 9, 2007, the Company and Ms. Rehm entered into an Amendment No. 1 to Separation Agreement and Mutual General Release (the “Amendment”). The Amendment extends the effective separation date for one month to April 30, 2007 or such earlier date as the Company may determine and provides for other certain conforming changes as a result of the extension. The foregoing description of the Amendment is qualified in its entirety by reference to the agreement attached as Exhibit 10.2 and incorporated herein by reference.

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

10.1	Amended and Restated 2002 Long Term Incentive and Share Award Plan (incorporated by reference to Schedule 14A of Vail Resorts, Inc. as filed on November 22, 2006).
10.2	Separation Agreement and General Release, dated December 7, 2006 between Martha D. Rehm and Vail Resorts, Inc. and Amendment No. 1 thereto dated March 9, 2007.	17
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	28
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30
99.1	Description of Amended and Restated 2002 Long-Term Incentive and Share Award Plan from proxy statement for the 2006 Annual Meeting of Stockholders.	31

b) Exhibits

The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2007.

Date: March 12, 2007	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)