Form 10-Q
period 2007-04-30
VAIL RESORTS INC
filed 2007-06-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of June 4, 2007, 39,008,077 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2007, July 31, 2006 and April 30, 2006		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2007 and 2006		F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2007 and 2006		F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2007 and 2006		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2007	2006	2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$316,439	$191,794	$240,116
Restricted cash	40,408	20,322	32,307
Trade receivables, net	35,258	35,949	35,618
Inventories, net	42,627	42,278	36,830
Other current assets	32,833	35,631	34,744
Total current assets	467,565	325,974	379,615
Property, plant and equipment, net (Note 5)	868,723	851,112	848,984
Real estate held for sale and investment	305,085	259,384	240,615
Goodwill, net	135,939	135,811	135,811
Intangible assets, net	73,199	75,109	76,587
Other assets	44,607	40,253	31,123
Total assets	$1,895,118	$1,687,643	$1,712,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$237,981	$230,762	$206,471
Income taxes payable	11,739	17,517	1,324
Long-term debt due within one year (Note 4)	401	5,915	4,420
Total current liabilities	250,121	254,194	212,215
Long-term debt (Note 4)	575,162	525,313	516,871
Other long-term liabilities (Note 5)	166,382	158,490	149,881
Deferred income taxes	130,212	73,064	118,846
Commitments and contingencies (Note 11)
Put option liabilities (Note 9)	--	1,245	113
Minority interest in net assets of consolidated subsidiaries	30,052	32,560	35,224
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock, $0.01, 100,000,000 shares authorized, 39,630,543 (unaudited), 39,036,282 and 38,876,070 (unaudited) shares issued as of April 30, 2007, July 31, 2006 and April 30, 2006, respectively	396	390	389
Additional paid-in capital	529,199	509,505	504,212
Retained earnings	239,440	143,721	174,984
Treasury stock (Note 12)	(25,846)	(10,839)	--
Total stockholders’ equity	743,189	642,777	679,585
Total liabilities and stockholders’ equity	$1,895,118	$1,687,643	$1,712,735

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2007	2006
Net revenue:
Mountain	$308,712	$294,773
Lodging	43,643	39,492
Real estate	17,134	7,124
Total net revenue	369,489	341,389
Segment operating expense:
Mountain	152,997	149,431
Lodging	31,126	30,515
Real estate	25,261	11,370
Total segment operating expense	209,384	191,316
Other operating expense:
Depreciation and amortization	(23,513)	(22,942)
Relocation and separation charges (Note 7)	(166)	(3,778)
Loss on disposal of fixed assets, net	(242)	(108)
Income from operations	136,184	123,245
Mountain equity investment income, net	1,660	780
Real estate equity investment loss	--	(20)
Investment income	4,334	3,156
Interest expense, net	(8,039)	(8,849)
Loss on sale of business (Note 8)	(601)	--
Contract dispute charges (Note 11)	(184)	(816)
Gain (loss) on put options, net (Note 9)	690	(113)
Minority interest in income of consolidated subsidiaries, net	(5,343)	(5,355)
Income before provision for income taxes	128,701	112,028
Provision for income taxes	(50,193)	(43,691)
Net income	$78,508	$68,337

Per share amounts (Note 3):
Basic net income per share	$2.02	$1.78
Diluted net income per share	$1.99	$1.75

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006
Net revenue:
Mountain	$626,902	$581,279
Lodging	116,848	113,321
Real estate	100,272	20,226
Total net revenue	844,022	714,826
Segment operating expense:
Mountain	392,355	372,387
Lodging	98,233	101,050
Real estate	101,770	23,823
Total segment operating expense	592,358	497,260
Other operating (expense) income:
Depreciation and amortization	(66,857)	(63,296)
Relocation and separation charges (Note 7)	(1,401)	(3,778)
Asset impairment charge	--	(136)
Mold remediation credit (Note 11)	--	852
Loss on disposal of fixed assets, net	(332)	(835)
Income from operations	183,074	150,373
Mountain equity investment income, net	3,990	3,085
Real estate equity investment income	--	79
Investment income	8,815	5,390
Interest expense, net	(24,885)	(27,788)
(Loss) gain on sale of businesses, net (Note 8)	(601)	4,625
Contract dispute charges (Note 11)	(4,460)	(816)
Gain (loss) on put options, net (Note 9)	690	(79)
Other income, net	--	50
Minority interest in income of consolidated subsidiaries, net	(9,707)	(8,660)
Income before provision for income taxes	156,916	126,259
Provision for income taxes	(61,197)	(49,240)
Net income	$95,719	$77,019

Per share amounts (Note 3):
Basic net income per share	$2.47	$2.05
Diluted net income per share	$2.44	$2.01

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006
Net cash provided by operating activities	$285,425	$177,718
Cash flows from investing activities:
Capital expenditures	(82,012)	(63,683)
Investments in real estate	(121,114)	(88,366)
Proceeds from sale of businesses	3,544	30,712
Purchase of minority interest	(8,387)	--
Other investing activities, net	453	(4,419)
Net cash used in investing activities	(207,516)	(125,756)
Cash flows from financing activities:
Repurchases of common stock	(15,007)	--
Proceeds from borrowings under Non-Recourse Real Estate Financings	56,413	9,596
Payments of Non-Recourse Real Estate Financings	(1,493)	--
Proceeds from borrowings under other long-term debt	56,587	26,470
Payments of other long-term debt	(67,171)	(36,781)
Proceeds from exercise of stock options	9,594	44,036
Other financing activities, net	7,813	8,253
Net cash provided by financing activities	46,736	51,574
Net increase in cash and cash equivalents	124,645	103,536
Cash and cash equivalents:
Beginning of period	191,794	136,580
End of period	$316,439	$240,116

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Organization and Business

Vail Resorts, Inc. ("Vail Resorts" or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company owns and operates five world-class ski resorts and related ancillary businesses at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada. These resorts use federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). The Company also holds a 69.3% interest in SSI Venture, LLC ("SSV"), a retail/rental company. In the Lodging segment, the Company owns and operates various hotels, as well as RockResorts International, LLC ("RockResorts"), a luxury hotel management company, and Grand Teton Lodge Company ("GTLC"), which operates three resorts within Grand Teton National Park (under a National Park Service concessionaire contract), and the Jackson Hole Golf & Tennis Club (“JHG&TC”) in Wyoming. Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary, conducts the operations of the Company's Real Estate segment. The Company's Mountain business and its Lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company's operations at GTLC generally run from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 31, 2006. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The July 31, 2006 Consolidated Condensed Balance Sheet was derived from audited financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Net Income Per Common Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”), establishes standards for computing and presenting EPS. SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the Consolidated Condensed Statements of Operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income/loss available to common stockholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended April 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$78,508	$78,508	$68,337	$68,337

Weighted-average shares outstanding	38,897	38,897	38,365	38,365
Effect of dilutive securities	--	532	--	659
Total shares	38,897	39,429	38,365	39,024

Net income per share	$2.02	$1.99	$1.78	$1.75

The number of shares issuable on the exercise of stock based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled zero and 268,000 for the three months ended April 30, 2007 and 2006, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2007 and 2006 (in thousands, except per share amount):

	Nine Months Ended April 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$95,719	$95,719	$77,019	$77,019

Weighted-average shares outstanding	38,787	38,787	37,535	37,535
Effect of dilutive securities	--	502	--	822
Total shares	38,787	39,289	37,535	38,357

Net income per share	$2.47	$2.44	$2.05	$2.01

The number of shares issuable on the exercise of stock based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 33,000 and 248,000 for the nine months ended April 30, 2007 and 2006, respectively.

4. Long-Term Debt

Long-term debt as of April 30, 2007, July 31, 2006 and April 30, 2006 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (a)	2007	2006	2006
Credit Facility Revolver (b)	2012	$--	$--	$--
SSV Facility	2011	--	6,261	--
Industrial Development Bonds	2009-2020	57,700	61,700	61,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (c)	2009-2010	68,276	13,357	9,596
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2007-2029	7,012	7,335	7,420
Total debt		575,563	531,228	521,291
Less: Current maturities (d)		401	5,915	4,420
Long-term debt		$575,162	$525,313	$516,871

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)
On March 13, 2007, The Vail Corporation (“Vail Corp.”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Third Amendment”) of its existing Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) among Vail Corp., Bank of America, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as co-documentation agents, and the lenders party thereto. The Third Amendment amends the Credit Agreement to, among other things, (i) decrease the total loan commitment from $400 million to $300 million, (ii) improve pricing, including unused commitment fees and letter of credit fees and improve flexibility in the Company’s ability to make investments, (iii) extend the maturity date from January 28, 2010 to February 1, 2012 and (iv) eliminate certain covenant ratios and change, for pricing and covenant purposes, the gross debt leverage ratio to a net debt ratio.

(c)
On March 19, 2007, The Chalets at The Lodge at Vail, LLC (the “Chalets”), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (the “Construction Loan Agreement”) in the amount of up to $123 million with Wells Fargo Bank, National Association as administrative agent, book manager, and joint lead arranger, U.S. Bank National Association as joint lead arranger and syndication agent, and the lenders party thereto. Borrowings under the Construction Loan Agreement are non-revolving and must be used for the payment of certain costs associated with the construction and development of The Lodge at Vail Chalets, a residential development consisting of 13 luxury condominium units, as well as the associated private membership club, skier services building and parking structure. The Construction Loan Agreement matures on September 1, 2009, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units. The Chalets has the option to extend the term of the Construction Loan Agreement for six months, subject to certain requirements. Borrowings under the Construction Loan Agreement bear interest annually at the rate, at the Chalets’ option, of (i) LIBOR plus a margin of 1.35% or (ii) the greater of the (x) administrative agent’s prime commercial lending rate or (y) the Federal Funds Rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5%. Interest is payable monthly in arrears. The Construction Loan Agreement provides for affirmative and negative covenants that restrict, among other things, the Chalets’ ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions. The Construction Loan Agreement contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, the lenders have recourse only against the Chalets’ assets and as provided for below the lenders do not have recourse against assets held by the Company or Vail Corp. All assets of the Chalets are provided as collateral under the Construction Loan Agreement. In connection with the Construction Loan Agreement, the Company and Vail Corp. each entered into completion guarantees, pursuant to which each of the Company and Vail Corp. guarantees the completion of the construction of the project (but not the repayment of any amounts drawn under the Construction Loan Agreement). However, Vail Corp. could be responsible to pay damages to the lenders under very limited circumstances. If either the Company or Vail Corp. is required to perform the Chalets’ obligation to complete the project, the lenders will make available to the Company or Vail Corp. any undisbursed commitments under the Construction Loan Agreement for the completion of construction and development of The Lodge at Vail Chalets.

At April 30, 2007, Non-Recourse Real Estate Financings consist of borrowings of $59.5 million under the $175 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”) and borrowings of $8.8 million under the $123 million construction agreement for the Chalets. At July 31, 2006, Non-Recourse Real Estate Financings also included borrowings under the $30 million construction agreement for Gore Creek Place, LLC (“Gore Creek”) which were paid in full during the nine months ended April 30, 2007.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2007 are as follows (in thousands):

Fiscal 2007	$88
Fiscal 2008	363
Fiscal 2009	74,760
Fiscal 2010	9,043
Fiscal 2011	1,738
Thereafter	489,571
Total debt	$575,563

The Company incurred gross interest expense of $10.6 million and $9.8 million for the three months ended April 30, 2007 and 2006, respectively, of which $603,000 and $599,000 was amortization of deferred financing costs. The Company incurred gross interest expense of $31.1 million and $29.1 million for the nine months ended April 30, 2007 and 2006, respectively, of which $1.5 million and $1.6 million was amortization of deferred financing costs. The Company capitalized $2.6 million and $938,000 of interest during the three months ended April 30, 2007 and 2006, respectively. The Company capitalized $6.2 million and $1.3 million of interest during the nine months ended April 30, 2007 and 2006, respectively.

5. Supplementary Financial Statement Information

The composition of property, plant and equipment follows (in thousands):

	April 30,	July 31,	April 30,
	2007	2006	2006
Land and land improvements	$248,275	$248,941	$244,204
Buildings and building improvements	538,530	529,316	527,297
Machinery and equipment	455,200	426,457	427,550
Vehicles	27,051	25,671	25,217
Furniture and fixtures	125,781	113,696	112,296
Construction in progress	59,220	39,149	30,664
Gross property, plant and equipment	1,454,057	1,383,230	1,367,228
Accumulated depreciation	(585,334)	(532,118)	(518,244)
Property, plant and equipment, net	$868,723	$851,112	$848,984

The composition of accounts payable and accrued expenses follows (in thousands):

	April 30,	July 31,	April 30,
	2007	2006	2006
Trade payables	$88,938	$82,599	$71,516
Deferred revenue	21,984	30,785	23,041
Deferred credits and deposits	46,348	24,026	32,881
Accrued salaries, wages and deferred compensation	25,987	31,954	26,008
Accrued benefits	29,239	24,538	23,501
Accrued interest	6,965	14,969	7,214
Liabilities to complete real estate projects	5,436	5,951	8,396
Other accruals	13,084	15,940	13,914
Total accounts payable and accrued expenses	$237,981	$230,762	$206,471

The composition of other long-term liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2007	2006	2006
Private club deferred initiation fee revenue	$94,262	$91,438	$89,840
Deferred real estate credits	37,120	54,578	50,838
Private club initiation deposits	16,302	1,308	1,280
Liabilities to complete real estate projects	6,301	550	550
Other long-term liabilities	12,397	10,616	7,373
Total other long-term liabilities	$166,382	$158,490	$149,881

In connection with a periodic review by the staff of the Securities and Exchange Commission (the “Staff”) of the Company’s Annual Report on Form 10-K for the year end July 31, 2006, the Company is in discussions with the Staff regarding the Company’s classification of its Real Estate segment cash inflows and outflows within the operating and investing sections of its Statements of Cash Flows. If, as a result of these discussions, it is concluded that an alternative Statement of Cash Flow presentation is more appropriate than the Company’s current presentation, it would impact the operating and investing subtotals within the Statements of Cash Flows, but would not impact the overall net change in cash and cash equivalents in the Company’s Statements of Cash Flows. Furthermore, these discussions do not relate to the presentation of the Company’s previously reported operating results presented in its Statements of Operations or to the Company’s Balance Sheets.

6. Variable Interest Entities

The Company has determined that it is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC (“Breckenridge Terrace”), The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities ("VIEs"), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of April 30, 2007, the Employee Housing Entities had total assets of $40.9 million (primarily recorded in property, plant and equipment, net) and total liabilities of $65.7 million (primarily recorded in long-term debt as “Employee Housing Bonds”). All of the assets ($7.0 million as of April 30, 2007) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds. The Company has issued under its senior credit facility (the “Credit Facility”) $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.7 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2007.

The Company had determined that it was the primary beneficiary of FFT Investment Partners (“FFT”), which was a VIE. FFT’s sole asset was a private residence in Eagle County, Colorado. In March 2007, the private residence owned by FFT was sold for $6.7 million, and thereafter FFT was dissolved.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest. The Company also has extended a $1.5 million note receivable to one of these entities. These entities were formed to acquire, own, operate and realize the value in resort hotel properties. The Company managed the day-to-day operations of five hotel properties as of April 30, 2007. The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs. The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities. Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $143.0 million and total liabilities of approximately $53.1 million as of April 30, 2007. The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $1.8 million and the net book value of the intangible asset associated with the management agreements in the amount of $973,000 as of April 30, 2007.

7. Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006. The relocation process (which also includes the consolidation of certain other operations of the Company) was substantially completed by January 31, 2007. The Company currently expects that the total charges associated with the relocation that will result in cash expenditures will be approximately $3.8 million (which includes charges for severance and retention of approximately $1.7 million, charges for contract termination costs of approximately $400,000 and facility, employee and other relocation costs of approximately $1.7 million), of which all has been substantially incurred or recorded through April 30, 2007. The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying Consolidated Condensed Balance Sheets (in thousands):

			Facility,
	Severance		Employee
	and	Contract	and Other
	Retention	Termination	Relocation
	Benefits	Costs	Costs	Total
Balance at July 31, 2006	$873	$--	$283	$1,156
Relocation charges	67	348	986	1,401
Payments	(940)	(157)	(1,259)	(2,235)
Balance at April 30, 2007	$--	$191	$10	$201

In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned. In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses, which is included in “relocation and separation charges” in the accompanying Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2006. Payments of Mr. Aron’s separation benefits were made during the nine months ended April 30, 2007.

8. Sale of Businesses

On April 30, 2007, the Company sold its 54.5% interest in RTP, LLC (“RTP”) to RTP’s minority shareholder for approximately $3.5 million. As part of this transaction the Company retained source code rights to its internal use software and internet solutions. The Company recorded a net loss of $601,000 on the sale of its investment in RTP, which was included in “(loss) gain on sale of businesses, net” in the accompanying Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2007. Additionally, as a result of this transaction the Company recorded a net gain of $690,000 related to the elimination of the put option liability to RTP’s minority shareholder and the write-off of the associated put option intangible asset (see Note 9, Put and Call Options, for more information on this transaction).

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting Snake River Lodge & Spa ("SRL&S") to Lodging Capital Partners, a private, Chicago-based hospitality investment firm ("LCP"), for $32.5 million, the proceeds of which were adjusted for normal working capital prorations. The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as "assets held for sale" prior to the sale. The Company recorded a $4.7 million gain after consideration of all costs involved, which is included in "(loss) gain on sale of businesses, net" in the accompanying Consolidated Condensed Statement of Operations for the nine months ended April 30, 2006. The Company continues to manage SRL&S pursuant to a 15-year management agreement with LCP.

In conjunction with the December 8, 2004 sale of the Company’s 49% minority equity interest in Bachelor Gulch Resort, LLC (“BG Resort”), the Company had guaranteed payment of certain contingencies of BG Resort upon settlement. At the time of sale, the Company recorded a liability related to these contingencies in the amount of $130,000. In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $82,000, which was recorded as a loss within "(loss) gain on sale of businesses, net" in the accompanying Consolidated Condensed Statement of Operations for the nine months ended April 30, 2006.

9. Put and Call Options

On March 31, 2007, the Company acquired 20% of GSSI LLC’s (“GSSI”), the minority shareholder in SSV, ownership interest in SSV for $8.4 million. As a result of this transaction, the Company holds an approximate 69.3% ownership interest in SSV. In addition, the put and call rights for GSSI’s remaining interest in SSV were extended to begin August 1, 2010, as discussed below, and the existing management agreement was extended to coincide with the exercise of the remaining put and call rights.

The Company’s and GSSI’s remaining put and call rights are as follows: (1) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year; and (2) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or an involuntary transfer of the Company's ownership interest in SSV has occurred. The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable. As of April 30, 2007, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $33.5 million.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder could put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually. The put price was determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period. The Company had determined that this put option should be marked to fair value through earnings. The put period was extended in October 2006, and again in February 2007. In connection with the Company’s sale of its 54.5% interest in RTP (see Note 8, Sale of Businesses, for more information on this transaction) the put agreement with RTP’s minority shareholder was terminated resulting in the Company recording a net gain of $690,000 for the three and nine months ended April 30, 2007 related to the elimination of its put option liability net of the write-off of the associated put option intangible asset. For the three and nine months ended April 30, 2006, the Company recorded losses of $113,000 and $79,000, respectively, representing an increase in the estimated fair value of the put option liability during those periods.

10. Related Party Transactions

In January 2007, Robert A. Katz, Chief Executive Officer of the Company, executed a purchase and sale agreement for the purchase of a unit at The Lodge at Vail Chalets project located near the Vista Bahn at the base of Vail Mountain for a total purchase price of $12.5 million. Mr. Katz provided an earnest money deposit of $1.9 million and upgrade deposits totaling $63,000. The earnest money deposits will be used to fund the construction of The Lodge at Vail Chalets project. The sale of the unit by the Company to Mr. Katz has been approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

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

As of April 30, 2006, the Company had outstanding a $500,000 note receivable from Keystone/Intrawest, LLC, a real estate development venture in which the Company has an equity-method investment. This note was related to the fair market value of the land originally contributed to the partnership, and was repaid in the year ended July 31, 2006, as the underlying land was sold to third parties.

11. Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility. HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $964,000, $1.3 million and $1.7 million, primarily within "other long-term liabilities" in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2007, July 31, 2006 and April 30, 2006, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2008.

Guarantees

As of April 30, 2007, the Company had various other letters of credit outstanding in the amount of $66.0 million, a portion of which are not issued against the Credit Facility, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $4.5 million related to workers' compensation for Heavenly and The Lodge at Rancho Mirage, $6.2 million of construction performance guarantees and $2.9 million for workers' compensation and general liability deductibles related to the construction of Gore Creek and Arrabelle.

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

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County, Colorado, Regional Airport; these guarantees are generally capped at certain levels. As of April 30, 2007, the Company has recorded a liability related to the airline guarantees of $200,000, which represents the estimated amount the Company will be required to pay. Payments, if any, under these guarantees are expected to be made during the year ending July 31, 2007.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects. Fulfillment of such commitments is required only if the Company moves forward with the development project. The determination whether to complete a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments. The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $11.7 million as of April 30, 2007, and anticipates completion of the majority of these commitments within the next two years.

The Company has completed installing a new gondola lift and related infrastructure at Breckenridge for the 2006/07 ski season pursuant to an agreement with the Town of Breckenridge (the “Town”). The Town contributed $6.7 million to fund construction of the gondola, as well as the already completed skiway. The funds contributed by the Town reduced the book value of the gondola and related infrastructure.

Self Insurance

The Company is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to a stop loss policy. The self-insurance liability related to workers' compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on internal and external analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued expenses (see Note 5, Supplementary Financial Statement Information).

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

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs. Cheeca Holdings, LLC (“Cheeca Holdings”), the entity owner of the hotel property, asserted that RockResorts breached the management contract, among other alleged breaches, and sought a ruling that it had the right to terminate the management contract and sought monetary damages, and recovery of attorneys’ fees and costs. Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois. The Company has incurred $184,000 and $816,000 of legal related costs related to this matter in the three months ended April 30, 2007 and 2006, respectively, and has incurred $4.5 million and $816,000 of legal related costs related to this matter in the nine months ended April 30, 2007 and 2006, respectively, which is included in “contract dispute charges” in the accompanying Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2007 and 2006.

On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings. The arbitrator found that the ownership group had wrongfully terminated the hotel management contract without good cause, as RockResorts had maintained in the proceedings, and that RockResorts had not breached the management contract, as the ownership group had alleged. In accordance with the arbitrator’s ruling, RockResorts will seek recovery of costs and attorneys’ fees in the last stage of the proceedings. Upon conclusion of that stage, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal. Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net.”

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

Forensic construction experts retained by Breckenridge Terrace determined that the water intrusion and condensation problems were the result of construction and design defects. In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings which have since been closed. During the nine months ended April 30, 2006, the Company recorded an $852,000 mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts. This credit has been recognized by the Company as reduction of the remediation expense that was originally recognized in the year ended July 31, 2004.

12. Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the nine months ended April 30, 2007, the Company repurchased 358,400 shares of common stock at a cost of $15.0 million. The Company did not repurchase any shares of common stock during the three months ended April 30, 2007. Since inception of this stock repurchase plan, the Company has repurchased 673,500 shares at a cost of approximately $25.8 million. As of April 30, 2007, 2,326,500 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock based compensation plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

13. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle, Gore Creek, Chalets, Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries"). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated condensed financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated condensed financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries." Balance sheet data is presented as of April 30, 2007, July 31, 2006 and April 30, 2006. Statement of operations data is presented for the three and nine months ended April 30, 2007 and 2006. Statement of cash flows data is presented for the nine months ended April 30, 2007 and 2006.

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$273,103	$43,336	$--	$316,439
Restricted cash	--	27,673	12,735	--	40,408
Trade receivables, net	--	32,769	2,489	--	35,258
Inventories, net	--	7,855	34,772	--	42,627
Other current assets	13,991	13,207	5,635	--	32,833
Total current assets	13,991	354,607	98,967	--	467,565
Property, plant and equipment, net	--	798,591	70,132	--	868,723
Real estate held for sale and investment	--	112,253	192,832	--	305,085
Goodwill, net	--	121,611	14,328	--	135,939
Intangible assets, net	--	56,729	16,470	--	73,199
Other assets	4,824	27,691	12,092	--	44,607
Investments in subsidiaries and advances to (from) parent	1,261,952	295,497	(53,028)	(1,504,421)	--
Total assets	$1,280,767	$1,766,979	$351,793	$(1,504,421)	$1,895,118

Current liabilities:
Accounts payable and accrued expenses	$5,627	$152,999	$79,355	$--	$237,981
Income taxes payable	11,739	--	--	--	11,739
Long-term debt due within one year	--	35	366	--	401
Total current liabilities	17,366	153,034	79,721	--	250,121
Long-term debt	390,000	57,718	127,444	--	575,162
Other long-term liabilities	--	120,029	46,353	--	166,382
Deferred income taxes	130,212	--	--	--	130,212
Minority interest in net assets of consolidated subsidiaries	--	--	--	30,052	30,052
Total stockholders' equity	743,189	1,436,198	98,275	(1,534,473)	743,189
Total liabilities and stockholders' equity	$1,280,767	$1,766,979	$351,793	$(1,504,421)	$1,895,118

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$231,814	$8,302	$--	$240,116
Restricted cash	--	28,776	3,531	--	32,307
Receivables, net	--	30,482	5,136	--	35,618
Inventories, net	--	7,434	29,396	--	36,830
Other current assets	13,191	15,494	6,059	--	34,744
Total current assets	13,191	314,000	52,424	--	379,615
Property, plant and equipment, net	--	781,039	67,945	--	848,984
Real estate held for sale and investment	--	142,101	98,514	--	240,615
Goodwill, net	--	135,811	--	--	135,811
Intangible assets, net	--	42,137	34,450	--	76,587
Other assets	5,534	14,456	11,133	--	31,123
Investments in subsidiaries and advances to (from) parent	1,065,247	(561,556)	(43,793)	(459,898)	--
	$1,083,972	$867,988	$220,673	$(459,898)	$1,712,735

Current liabilities:
Accounts payable and accrued expenses	$12,705	$143,768	$49,998	$--	$206,471
Income taxes payable	1,324	--	--	--	1,324
Long-term debt due within one year	--	4,044	376	--	4,420
Total current liabilities	14,029	147,812	50,374	--	212,215
Long-term debt	390,000	57,742	69,129	--	516,871
Other long-term liabilities	358	115,215	34,308	--	149,881
Deferred income taxes	--	118,641	205	--	118,846
Put option liabilities	--	113	--	--	113
Minority interest in net assets of consolidated subsidiaries	--	--	35,224	--	35,224
Total stockholders' equity	679,585	428,465	31,433	(459,898)	679,585
Total liabilities and stockholders' equity	$1,083,972	$867,988	$220,673	$(459,898)	$1,712,735

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$304,899	$67,994	$(3,404)	$369,489
Total operating expense	175	181,201	54,789	(2,860)	233,305
(Loss) income from operations	(175)	123,698	13,205	(544)	136,184
Other (expense) income, net	(6,757)	3,397	(1,071)	542	(3,889)
Equity investment income, net	--	1,660	--	--	1,660
Loss on sale of business	--	(601)	--	--	(601)
Gain on put options, net	--	690	--	--	690
Minority interest in income of consolidated subsidiaries, net	--	--	--	(5,343)	(5,343)
(Loss) income before income taxes	(6,932)	128,844	12,134	(5,345)	128,701
Benefit (provision) for income taxes	2,704	(52,901)	4	--	(50,193)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(4,228)	75,943	12,138	(5,345)	78,508
Equity in income (loss) of consolidated subsidiaries	82,736	--	--	(82,736)	--
Net income (loss)	$78,508	$75,943	$12,138	$(88,081)	$78,508

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$284,472	$59,493	$(2,576)	$341,389
Total operating expense	7,742	167,605	45,373	(2,576)	218,144
(Loss) income from operations	(7,742)	116,867	14,120	--	123,245
Other (expense) income, net	(6,758)	921	(672)	--	(6,509)
Equity investment income, net	--	760	--	--	760
Loss on put options, net	--	(113)	--	--	(113)
Minority interest in income of consolidated subsidiaries, net	--	--	(5,355)	--	(5,355)
(Loss) income before income taxes	(14,500)	118,435	8,093	--	112,028
Benefit (provision) for income taxes	5,655	(49,408)	62	--	(43,691)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(8,845)	69,027	8,155	--	68,337
Equity in income (loss) of consolidated subsidiaries	77,182	--	--	(77,182)	--
Net income (loss)	$68,337	$69,027	$8,155	$(77,182)	$68,337

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$639,972	$213,097	$(9,047)	$844,022
Total operating expense	525	491,364	177,667	(8,608)	660,948
(Loss) income from operations	(525)	148,608	35,430	(439)	183,074
Other (expense) income, net	(20,276)	2,319	(3,115)	542	(20,530)
Equity investment income, net	--	3,990	--	--	3,390
Loss on sale of business	--	(601)	--	--	(601)
Gain on put options, net	--	690	--	--	690
Minority interest in income of consolidated subsidiaries, net	--	--	--	(9,707)	(9,707)
(Loss) income before income taxes	(20,801)	155,006	32,315	(9,604)	156,916
Benefit (provision) for income taxes	8,113	(69,437)	127	--	(61,197)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(12,688)	85,569	32,442	(9,604)	95,719
Equity in income (loss) of consolidated subsidiaries	108,407	--	--	(108,407)	--
Net income (loss)	$95,719	$85,569	$32,442	$(118,011)	$95,719

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$571,776	$149,693	$(6,643)	$714,826
Total operating expense	15,592	428,751	126,753	(6,643)	564,453
(Loss) income from operations	(15,592)	143,025	22,940	--	150,373
Other expense, net	(20,389)	(652)	(2,123)	--	(23,164)
Equity investment income, net	--	3,164	--	--	3,164
Gain on sale of businesses, net	--	4,625	--	--	4,625
Loss on put options	--	(79)	--	--	(79)
Minority interest in income of consolidated subsidiaries, net	--	--	(8,660)	--	(8,660)
(Loss) income before income taxes	(35,981)	150,083	12,157	--	126,259
Benefit (provision) for income taxes	14,033	(63,442)	169	--	(49,240)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(21,948)	86,641	12,326	--	77,019
Equity in income (loss) of consolidated subsidiaries	98,967	--	--	(98,967)	--
Net income (loss)	$77,019	$86,641	$12,326	$(98,967)	$77,019

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(7,730)	$204,319	$88,836	$285,425
Cash flows from investing activities:
Capital expenditures	--	(72,270)	(9,742)	(82,012)
Investments in real estate	--	(53,462)	(67,652)	(121,114)
Proceeds from sale of businesses	--	3,544	--	3,544
Purchase of minority interest	--	(8,387)	--	(8,387)
Other investing activities, net	--	(333)	786	453
Net cash used in investing activities	--	(130,908)	(76,608)	(207,516)
Cash flows from financing activities:
Repurchases of common stock	(15,007)	--	--	(15,007)
Proceeds from borrowings under long-term debt	--	1,242	111,758	113,000
Payments of long-term debt	--	(5,263)	(63,401)	(68,664)
Proceeds from exercise of stock options	9,594	--	--	9,594
Other financing activities, net	3,892	15,755	(11,834)	7,813
Advances (to) from affiliates	9,251	7,960	(17,211)	--
Net cash provided by (used in) financing activities	7,730	19,694	19,312	46,736
Net increase (decrease) in cash and cash equivalents	--	93,105	31,540	124,645
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$273,103	$43,336	$316,439

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(33,877)	$171,180	$40,415	$177,718
Cash flows from investing activities:
Capital expenditures	--	(56,879)	(6,804)	(63,683)
Investments in real estate	--	(37,949)	(50,417)	(88,366)
Proceeds from sale of businesses	--	30,712	--	30,712
Other investing activities, net	--	6	(4,425)	(4,419)
Net cash used in investing activities	--	(64,110)	(61,646)	(125,756)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	26,645	9,421	36,066
Payments of long-term debt	--	(27,129)	(9,652)	(36,781)
Proceeds from exercise of stock options	44,036	--	--	44,036
Other financing activities, net	13,454	(2,604)	(2,597)	8,253
Advances (to) from affiliates	(23,613)	34,953	(11,340)	--
Net cash provided by (used in) financing activities	33,877	31,865	(14,168)	51,574
Net increase (decrease) in cash and cash equivalents	--	138,935	(35,399)	103,536
Cash and cash equivalents:
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$231,814	$8,302	$240,116

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2006 ("Form 10-K") and the Consolidated Condensed Financial Statements as of April 30, 2007 and 2006 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, general business and economic conditions, terrorism, war, the weather, changes in the competitive environment of the mountain and lodging industries, real estate development risk, and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

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

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. The Mountain segment is comprised of the operations of five ski resort properties and related amenities, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters. Operations within the Lodging segment include ownership/management of a group of six luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including four proximate to the Company's ski resorts; the operations of Grand Teton Lodge Company (“GTLC”), which is open generally from mid-May to mid-October; the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; and golf course operations, which are open generally from mid-May to mid-October. The Real Estate segment is involved with the vertical and horizontal development of property in and around the Company's resort properties.

The Company's five ski resorts opened for business for the 2006/2007 ski season in November, which fell during the Company's second fiscal quarter and ski operations concluded in April, which fell during the Company’s third fiscal quarter. Consequently, the period during which the ski resorts are open (generally November through April) is the peak operating season for the Mountain segment. The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 51% of Mountain segment net revenue for the three months ended April 30, 2007 and 2006, and approximately 46% and 45% of Mountain segment net revenue for the nine months ended April 30, 2007 and 2006, respectively. Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: 1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State"). For the 2006/2007 ski season, Destination guests comprised approximately 64% of the Company's skier visits, while the In-State market comprised approximately 36% of the Company's skier visits. Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, lodging and retail/rental. Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy (including the strength of the U.S. dollar) and the global geopolitical climate. In-State guests tend to be more weather-sensitive and value-oriented; to mitigate against this, the Company markets season passes to In-State guests, generally prior to the start of the ski season. For the 2006/2007 ski season, approximately 25% of the total lift revenue was generated from the sale of season passes. The cost structure of ski resort operations is largely fixed (with the exception of retail/rental, ski school and dining); as such, incremental revenue generally has high associated profit margin.

Lodging properties at or around the Company’s ski resorts represented approximately 84% and 89% of Lodging segment revenue for the three months ended April 30, 2007 and 2006, respectively, and 70% and 69% of Lodging segment revenue for the nine months ended April 30, 2007 and 2006, respectively, and are closely aligned with the performance of the Mountain segment, particularly with respect to visitation from Destination guests. Revenue from hotel management operations under the RockResorts brand is generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, they are more subject to the seasonality of those hotels and trends within the overall travel industry. Revenue of the Lodging segment during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties.

The Company's Real Estate segment engages in both the vertical development of projects and the sale of land to developers, which generally includes the retention of some control in the oversight and design of the projects and a contingent revenue structure based on the sale of the developed units. The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects. The Company's Real Estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Resort (Mountain and Lodging) segment. The Company’s Real Estate revenue and associated expense fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results from period to period. In the near-term, the majority of Real Estate revenue is expected to be generated from vertical development projects that are currently under construction, in which revenue and related cost of sales will be recorded at the time of real estate closings.

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company's Form 10-K, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

●
Potential ownership changes of hotels currently under RockResorts management could result in the termination of existing RockResorts management contracts, which could impact the results of operations of the Lodging segment. In March 2007, RockResorts was notified by the ownership of the Rosario Resort & Spa (“Rosario”) that the management agreement was being terminated, which will result in the Company receiving a termination fee in the fourth quarter of the year ending July 31, 2007, but loss of future management fees. RockResorts recognized $241,000 in management fees from Rosario in the year ended July 31, 2006. In February 2007, RockResorts was notified by the ownership of The Equinox that the owner intended to sell the hotel, at which time the management agreement was terminated, which resulted in the Company earning a termination fee of $2.6 million (pursuant to the terms of the management agreement), which the Company recorded as Lodging revenue in the three and nine months ended April 30, 2007. RockResorts recognized $822,000 in management fees from The Equinox in the year ended July 31, 2006. In August 2006, RockResorts' management agreement for The Lodge at Rancho Mirage (“Rancho Mirage”) was terminated in conjunction with the closing of the hotel as part of a redevelopment plan by the current hotel owner, which resulted in the Company earning a termination fee of $2.4 million (pursuant to the terms of the management agreement), which the Company recorded as Lodging revenue in the nine months ended April 30, 2007. RockResorts recognized $644,000 in revenue related to the management of this property in the year ended July 31, 2006. Offsetting the impact from the loss of the above management contracts, the Company continues to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s development and sales. For example, the Company recently announced that it will manage the Hotel Jerome in Aspen, Colorado and will operate The Chateau at Heavenly Village, currently under construction, at the base of Heavenly Ski resort. In addition, the Company also previously announced that it will manage the new Rum Cay Resort on Rum Cay Island, Bahamas, will assist in the marketing of whole and fractional ownership units within the Rum Cay Resort and provide technical advisory services in the design and construction of the resort as well as manage the new Eleven Biscayne Hotel & Spa in Miami, Florida and provide technical advisory services for this resort. These projects are currently under construction.

●
On February 28, 2007, an arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC, the ownership entity of Cheeca Lodge & Spa, the former RockResorts managed property located in Islamorada, Florida. Additionally, in accordance with the arbitrator’s ruling, RockResorts will seek recovery of costs and attorneys’ fees in the last stage of the proceedings. Upon conclusion of that stage, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal. Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net.” The Company has incurred legal related costs of $184,000 and $4.5 million in the three and nine months ended April 30, 2007, respectively, and $3.3 million for the year ended July 31, 2006 in connection with this matter which are included in “contract dispute charges” in the Consolidated Condensed Statements of Operations in the respective periods.

●
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract. Changes to the anticipated timing of closing on one or more real estate projects could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in the year ending July 31, 2008 and beyond. The profitability and/or viability of current or proposed real estate development projects have been and could continue to be adversely affected by escalation in construction costs. Real estate development projects are also subject to a slow-down in market demand, as well as project difficulties or delays and the resulting potential negative financial impact associated with design or construction issues that may arise in the course of construction. For the three and nine months ended April 30, 2007, the Company has recorded $2.4 million and $6.6 million, respectively, of estimated unanticipated costs associated with construction and design issues related to its Jackson Hole Golf & Tennis Club (“JHG&TC”) residential development. These costs include estimates to complete remediation work and take into consideration performance requirements and recoveries of costs from other parties involved in the design and construction of the JHG&TC residential development, and as such are subject to change which could impact future operating results.

●
In recent years, the Company has shifted its Real Estate focus to vertical development (versus land development), which requires significant capital investment prior to project completion (including the construction of related Resort depreciable assets). For example, in addition to development projects currently under construction including The Arrabelle at Vail Square, Vail’s Front Door and Crystal Peak Lodge projects, the Company expects to move forward with the development of The Ritz-Carlton Residences, Vail. The Company expects to incur between $545 million and $575 million of construction costs related to these projects subsequent to April 30, 2007. The Company has currently entered into non-recourse financing agreements to borrow up to $298 million for The Arrabelle at Vail Square and Vail’s Front Door and expects to enter into similar non-recourse financing agreements for The Ritz-Carlton Residences, Vail and Crystal Peak Lodge development projects.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's Form 10-K.

RESULTS OF OPERATIONS

Summary

The Company realized significant increases to net income in both the three and nine months ended April 30, 2007, compared to the three and nine months ended April 30, 2006, as shown below (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Mountain Reported EBITDA	$157,375	$146,122	$238,537	$211,977
Lodging Reported EBITDA	12,517	8,977	18,615	12,271
Resort Reported EBITDA	169,892	155,099	257,152	224,248
Real Estate Reported EBITDA	(8,127)	(4,266)	(1,498)	(3,518)
Total Reported EBITDA	161,765	150,833	255,654	220,730
Income before provision for income taxes	128,701	112,028	156,916	126,259
Net income	$78,508	$68,337	$95,719	$77,019

Net income for the three months ended April 30, 2007 increased by $10.2 million, compared to the three months ended April 30, 2006, which is primarily attributable to an increase in Resort Reported EBITDA of $14.8 million, a $3.6 million decrease in relocation and separation charges, a $1.2 million increase in investment income and a $0.8 million decrease in interest expense, net, which were partially offset by a $6.5 million increase in provision for income taxes and a decrease in Real Estate Reported EBITDA of $3.9 million.

Net income for the nine months ended April 30, 2007 increased by $18.7 million, compared to the nine months ended April 30, 2006, which is primarily attributable to an increase in Resort Reported EBITDA of $32.9 million, a $3.4 million increase in investment income, a $2.9 million decrease in interest expense, net, a $2.4 million decrease in relocation and separation charges and an increase in Real Estate Reported EBITDA of $2.0 million , which were partially offset by a $12.0 million increase in provision for income taxes, a $4.6 million prior year gain on sale of businesses, net, a $3.6 million increase in contract dispute charges, a $3.6 million increase in depreciation and amortization, a $1.0 million increase in minority interest in income of consolidated subsidiaries, net and a $0.9 million prior year mold remediation credit.

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three and nine months ended April 30, 2007 compared to the three and nine months ended April 30, 2006.

Mountain Segment

Mountain segment operating results for the three and nine months ended April 30, 2007 and 2006 are presented by category as follows (in thousands, except effective ticket price ("ETP")):

	Three Months Ended		Percentage
	April 30,		Increase
	2007	2006	(Decrease)
Lift tickets	$158,380	$149,563	5.9%
Ski school	44,650	41,851	6.7%
Dining	28,624	27,973	2.3%
Retail/rental	53,401	53,091	0.6%
Other	23,657	22,295	6.1%
Total Mountain net revenue	308,712	294,773	4.7%
Total Mountain operating expense	152,997	149,431	2.4%
Mountain equity investment income, net	1,660	780	112.8%
Total Mountain Reported EBITDA	$157,375	$146,122	7.7%

Total skier visits	3,307	3,412	(3.1)%
ETP	$47.89	$43.83	9.3%

Total Mountain Reported EBITDA includes $986,000 and $698,000 of stock-based compensation expense for the three months ended April 30, 2007 and 2006, respectively.

	Nine Months Ended		Percentage
	April 30,		Increase
	2007	2006	(Decrease)
Lift tickets	$286,997	$263,036	9.1%
Ski school	78,848	72,628	8.6%
Dining	54,978	52,745	4.2%
Retail/rental	141,210	131,708	7.2%
Other	64,869	61,162	6.1%
Total Mountain net revenue	626,902	581,279	7.8%
Total Mountain operating expense	392,355	372,387	5.4%
Mountain equity investment income, net	3,990	3,085	29.3%
Total Mountain Reported EBITDA	$238,537	$211,977	12.5%

Total skier visits	6,219	6,288	(1.1)%
ETP	$46.15	$41.83	10.3%

Total Mountain Reported EBITDA includes $3.1 million and $2.7 million of stock-based compensation expense for the nine months ended April 30, 2007 and 2006, respectively.

Lift revenue increased 5.9% during the three months ended April 30, 2007, and increased 9.1% during the nine months ended April 30, 2007, which comprised the entire ski season. These increases were due to the significant increase in ETP and higher season pass revenue, partially offset by a decrease in visitation. Overall, ETP was positively impacted by an increase in absolute pricing of the Company’s individual lift ticket and pass products as well as an increase in the mix of Destination guest visitation (who generally purchase higher priced tickets). Destination guest visitation increased to 64% of total visitation compared to 60% in the prior year and increased on an absolute basis. Season pass revenues were up 17.7% in total, due to a combination of more passes sold and the higher pass prices. Season pass revenue was recorded throughout the season, thus favorably impacting lift revenue and ETP for both the three and nine months ended April 30, 2007. Total visitation at the Company's five resorts decreased 3.1% for the three months ended April 30, 2007 compared to the same period last year, with the Company’s Colorado resorts’ visitation remaining relatively flat, and the Company’s Heavenly resort visitation decreasing by 16.3%. Total visitation at the Company's five resorts for the entire 2006/2007 ski season decreased 1.1% compared to the prior season, with the Company’s Colorado resorts’ visitation increasing 1.0%, and the Company’s Heavenly resort visitation decreasing 12.0%. The decline in visitation at the Company’s Heavenly resort is primarily attributable to significantly unfavorable weather conditions throughout the ski season. Additionally, in-state Colorado visitation, including visitation by season pass holders, was negatively impacted by adverse weather conditions in the Denver metropolitan area.

Revenues from the Company’s ancillary Mountain businesses also increased for the three and nine months consistent with the lift revenue increases. Revenue from ski school improved due to an increase in absolute pricing and higher participation as a result of increased Destination guest visitation. Dining revenue grew commensurate with price increases, partially offset by a slight decrease in total visitation. Retail/rental experienced 7.2% revenue growth for the nine months ended April 30, 2007; however, the increase for the three months ended April 30, 2007 increased only 0.6%, partially due to adverse weather conditions, especially at the Company’s Heavenly resort.

Segment expense increased 2.4% and 5.4% during the three and nine months ended April 30, 2007, respectively, compared to the same period in the prior year. Excluding retail/rental expense, which fluctuates more with sales volume, expense increased 2.6% and 4.7% during the three and nine months ended April 30, 2007, respectively, primarily attributable to higher variable costs related to the higher revenue, including USDA Forest Service (“Forest Service”) fees, credit card fees and other fees associated with revenue; and certain labor related costs, including higher ski school labor to support the higher ski school revenue.

Lodging Segment

Lodging segment operating results for the three and nine months ended April 30, 2007 and 2006 are presented by category as follows (in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended
	April 30,		Percentage
	2007	2006	Increase
Total Lodging net revenue	$43,643	$39,492	10.5%
Total Lodging operating expense	31,126	30,515	2.0%
Total Lodging Reported EBITDA	$12,517	$8,977	39.4%

ADR	$271.58	$247.32	9.8%
RevPAR	$165.56	$149.74	10.6%

Total Lodging Reported EBITDA includes $306,000 and $162,000 of stock-based compensation expense for the three months ended April 30, 2007 and 2006, respectively.

	Nine Months Ended		Percentage
	April 30,		Increase
	2007	2006	(Decrease)
Total Lodging net revenue	$116,848	$113,321	3.1%
Total Lodging operating expense	98,233	101,050	(2.8)%
Total Lodging Reported EBITDA	$18,615	$12,271	51.7%

ADR	$234.15	$218.83	7.0%
RevPAR	$112.37	$103.15	8.9%

Total Lodging Reported EBITDA includes $859,000 and $983,000 of stock-based compensation expense for the nine months ended April 30, 2007 and 2006, respectively.

In January 2006, the Company sold the assets constituting Snake River Lodge & Spa (“SRL&S”). For the nine months ended April 30, 2006, Lodging Reported EBITDA includes revenue of $5.2 million and operating expense of $4.4 million related to SRL&S. Commencing with the sale of the assets constituting SRL&S, the Company is earning base management fees, which were $324,000 for the nine months ended April 30, 2007.

Excluding the impact of the sale of SRL&S, Lodging revenues increased $8.8 million, or 8.1%, for the nine months ended April 30, 2007, compared to the nine months ended April 30, 2006. The revenue increases for the three and nine months ended April 30, 2007 were partially due to the recognition of a $2.6 million termination fee associated with the termination of the management agreement at The Equinox (pursuant to the terms of the management agreement) with the sale of the hotel by the current hotel owner, and revenue for the nine months ended April 30, 2007 further includes the recognition of a $2.4 million termination fee associated with the termination of the management agreement at Rancho Mirage (pursuant to the terms of the management agreement) with the closing of the hotel as part of a redevelopment plan by the current hotel owner. ADR and RevPAR, which do not include the impact of the termination fees and excluding the impact of the SRL&S sale, increased 8.3% and 10.7% for the nine months ended April 30, 2007, respectively, compared to the nine months ended April 30, 2006. The increase in ADR and RevPAR for the three and nine months ended April 30, 2007 was primarily driven by the Lodging properties proximate to the Company’s ski resorts and was due to increased pricing as well as the higher Destination guest visitation as described in the Mountain segment discussion. The overall Lodging revenue increases during the three and nine months ended April 30, 2007 were partially impacted by fewer available rooms, primarily as a result of construction at The Lodge at Vail and a reduction in managed condominium units.

Lodging expense for the three months ended April 30, 2007 compared to the three months ended April 30, 2006, increased by only 2.0% despite the higher revenues. Excluding the impact of the sale of SRL&S, expense increased $1.5 million, or 1.6%, for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006. These increases are commensurate with normal increases in operating costs, partially offset by fewer available rooms as discussed above.

Real Estate Segment

Real Estate segment operating results for the three and nine months ended April 30, 2007 and 2006 are presented by major project categories as follows (in thousands):

	Three Months Ended		Percentage
	April 30,		Increase
	2007	2006	(Decrease)
Single family unit sales	$15,088	$--	N/A
Multi-family unit sales	593	--	N/A
Developer land sales	1,170	6,862	(82.9)%
Other	283	262	8.0%
Total Real Estate net revenue	17,134	7,124	140.5%
Total Real Estate operating expense	25,261	11,370	122.2%
Real Estate equity investment income	--	(20)	100.0%
Total Real Estate Reported EBITDA	$(8,127)	$(4,266)	(90.5)%

Real Estate Reported EBITDA includes $456,000 and $283,000 of stock-based compensation expense for the three months ended April 30, 2007 and 2006, respectively.

	Nine Months Ended		Percentage
	April 30,		Increase
	2007	2006	(Decrease)
Single family unit sales	$16,338	$--	N/A
Multi-family unit sales	68,454	--	N/A
Developer land sales	12,961	19,431	(33.3)%
Other	2,519	795	216.9%
Total Real Estate net revenue	100,272	20,226	395.8%
Total Real Estate operating expense	101,770	23,823	327.2%
Real Estate equity investment income	--	79	(100.0)%
Total Real Estate Reported EBITDA	$(1,498)	$(3,518)	57.4%

Real Estate Reported EBITDA includes $1.6 million and $1.1 million of stock-based compensation expense for the nine months ended April 30, 2007 and 2006, respectively.

Certain reclassifications have been made within Real Estate segment operating results for the three and nine months ended April 30, 2006 to conform to current period presentation.

The Company's Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment operating revenue and operating expense, and, to a lesser degree, Real Estate Reported EBITDA. The above single family and multi-family unit sales primarily represent the Company’s vertical development projects.

Real Estate segment operating revenue for the three months ended April 30, 2007 was driven primarily by the closings of certain JHG&TC cabins and the sale of the sole asset in the FFT Investment Partners real estate joint venture. In addition, the nine months ended April 30, 2007 includes the closings of Mountain Thunder and Gore Creek Place developments, additional JHG&TC cabins and the sale of parcels in Red Sky Ranch and Breckenridge to third-party developers. Operating expense for the three and nine months ended April 30, 2007 included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits and professional services fees. In addition, the Company recorded $2.4 million and $6.6 million, net of estimated recoveries from contractors, in estimated unanticipated incremental costs during the three and nine months ended April 30, 2007, respectively, for previously built and yet to be completed JHG&TC cabins that have design and construction issues. Furthermore, for the three months ended April 30, 2007, the additional costs recorded for the JHG&TC cabins was primarily attributable to a change in estimates related to remediation cost sharing between the Company and contractors involved in the construction of the JHG&TC cabins. The Company is currently in the process of resolving these issues along with the contractors involved in the design and construction of the JHG&TC residential development and expects to complete remediation efforts by the second quarter of the year ending July 31, 2008. The Company recorded $1.1 million, net of estimated recoveries from contractors, in estimated unanticipated incremental costs during the three and nine months ended April 30, 2006, for previously built and yet to be completed JHG&TC cabins. In addition, for the three months ended April 30, 2007, the Company wrote off approximately $1.1 million of certain real estate development planning costs for a project that was abandoned in favor of a Resort-related project. Real Estate segment operating revenue and Reported EBITDA in the three and nine months ended April 30, 2006 were primarily generated from a land exchange with the Forest Service, contingent gains on development parcel sales that closed in prior periods and the sale of parcels in JHG&TC. Operating expense included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits, marketing costs, professional services fees and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2007 increased primarily as a result of an increase in the fixed asset base due to normal capital expenditures and an increase in accelerated depreciation and amortization for the three and nine months ended April 30, 2007 of approximately $545,000 and $1.4 million, respectively, for assets which were retired in advance of their previously estimated useful lives and accelerated amortization associated with certain intangible assets related to terminated management agreements. The average annualized depreciation rate for the three and nine months ended April 30, 2007 was 7.6%, as compared to an average annualized depreciation rate for the three and nine months ended April 30, 2006 of 7.7% and 7.4%, respectively.

Relocation and separation charges. In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006. The Company recorded $166,000 and $1.4 million of relocation charges in the three and nine months ended April 30, 2007, respectively. The Company recorded $1.1 million of relocation charges in the three and nine months ended April 30, 2006. The Company anticipates it will record less than $100,000 in additional relocation charges in the remainder of the year ending July 31, 2007. In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned. In connection with Mr. Aron’s resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses during the three and nine months ended April 30, 2006.

Mold remediation credit. During the prior year’s three and nine months ended April 30, 2006, Breckenridge Terrace, LLC received reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts in the amount of $852,000, which has been recognized by the Company as reduction of the remediation expense that was recognized in previous periods (see Note 11, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this item).

Investment income. The Company invests excess cash in short-term investments, as permitted under the Company’s Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) underlying the Company’s credit facility (the “Credit Facility”) and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the Senior Subordinated Notes due 2014 (“6.75% Notes”). The increase in investment income for the three and nine months ended April 30, 2007 compared to the three and nine months ended April 30, 2006 is due to significant increases in average invested cash balances during the periods resulting primarily from increased cash flows from operations.

Interest expense, net. The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, incorporating unused commitment fees and letter of credit fees related to the $300 million Credit Facility Revolver thereunder, the SSV credit facility, the outstanding $57.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”) and the series of bonds issued to finance the construction of employee housing facilities (the “Employee Housing Bonds”). Interest expense, net decreased $810,000 and $2.9 million for the three and nine months ended April 30, 2007, respectively, compared to the three and nine months ended April 30, 2006 due primarily to an increase of capitalized interest associated with the significant ongoing Real Estate and related Resort development.

(Loss) gain on sale of businesses, net. The Company recorded a net loss of $601,000 in the three and nine months ended April 30, 2007 on the sale of its investment in RTP. The Company recorded a $4.7 million prior year gain in the nine months ended April 30, 2006 associated with the sale of the assets constituting SRL&S. Additionally, the Company recorded an $82,000 loss in the nine months ended April 30, 2006 associated with the sale of the Company's interest in Bachelor Gulch Resort, LLC (see Note 8, Sale of Businesses, of the Notes to Consolidated Condensed Financial Statements, for more information regarding these sales of businesses).

Contract dispute charges. In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately. RockResorts believed that the termination was in violation of the management agreement and pursued its legal rights. The Company has incurred $184,000 and $4.5 million of legal related costs related to this matter in the three and nine months ended April 30, 2007, respectively. The Company recorded $816,000 of contract dispute charges in the three and nine months ended April 30, 2006. In February 2007, the arbitrator in the Cheeca matter rendered a decision in favor of the Company, awarding $8.5 million in damages to RockResorts. The arbitrator found that the ownership group had wrongfully terminated the management contract and that RockResorts had not breached the contract. The Company will record the total arbitration award, upon receipt, in “contract dispute credit (charges), net” (see Note 11, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this item).

Gain (loss) on put option, net. The value of put options fluctuates based on the estimated fair market value of the put options as of the end of each period. The net gain for the three and nine months ended April 30, 2007 was related to the elimination of the put option liability (including the write-off of the associated put option intangible asset) as a result of the sale of the Company’s investment in RTP in April 2007. The net loss in the three and nine months ended April 30, 2006 was related to the increase in the estimated fair market value of the liability associated with the RTP put option (see Note 9, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company's put options).

Income taxes. The effective tax rate for the three and nine months ended April 30, 2007 and 2006 was 39.0%. The interim period effective tax rate for the current and prior year is primarily driven by the anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

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

Reconciliation of Non-GAAP Measures

The following table reconciles segment Reported EBITDA to net income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Mountain Reported EBITDA	$157,375	$146,122	$238,537	$211,977
Lodging Reported EBITDA	12,517	8,977	18,615	12,271
Resort Reported EBITDA	169,892	155,099	257,152	224,248
Real Estate Reported EBITDA	(8,127)	(4,266)	(1,498)	(3,518)
Total Reported EBITDA	161,765	150,833	255,654	220,730
Depreciation and amortization	(23,513)	(22,942)	(66,857)	(63,296)
Relocation and separation charges	(166)	(3,778)	(1,401)	(3,778)
Asset impairment charge	--	--	--	(136)
Mold remediation credit	--	--	--	852
Loss on disposal of fixed assets, net	(242)	(108)	(332)	(835)
Investment income	4,334	3,156	8,815	5,390
Interest expense, net	(8,039)	(8,849)	(24,885)	(27,788)
(Loss) gain on sale of businesses, net	(601)	--	(601)	4,625
Contract dispute charges	(184)	(816)	(4,460)	(816)
Gain (loss) on put options, net	690	(113)	690	(79)
Other income, net	--	--	--	50
Minority interest in income of consolidated subsidiaries, net	(5,343)	(5,355)	(9,707)	(8,660)
Income before provision for income taxes	128,701	112,028	156,916	126,259
Provision for income taxes	(50,193)	(43,691)	(61,197)	(49,240)
Net income	$78,508	$68,337	$95,719	$77,019

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	April 30,
	2007	2006
Long-term debt	$575,162	$516,871
Long-term debt due within one year	401	4,420
Total debt	575,563	521,291
Less: cash and cash equivalents	316,439	240,116
Net debt	$259,124	$281,175

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters are seasonally high for cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year. Additionally, cash provided by operating activities can be impacted by the timing of closings on real estate development projects that may or may not occur in any given period. In total, the Company generated $124.6 million of cash in the nine months ended April 30, 2007 which represents an increase of $21.1 million in cash generated compared to the nine months ended April 30, 2006. Cash provided by operating activities improved $107.7 million for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006 and was primarily attributable to a $67.6 million increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the nine months ended April 30, 2007) primarily as a result of closings on certain development projects including Gore Creek Townhomes and the second phase of the Mountain Thunder Townhomes in Breckenridge and a $32.9 million increase in Resort Reported EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA). Cash used in investing activities increased by $81.8 million for the nine months ended April 30, 2007 due to increased capital expenditures of $18.3 million, increased investments in real estate of $32.7 million, primarily due to expanded vertical real estate development projects (including Resort depreciable assets), and the purchase of an additional interest in SSI Venture, LLC. Additionally, cash proceeds of $30.7 million were received in the prior year nine months ended April 30, 2006 from the sale of SRL&S. Cash provided by financing activities was consistent with the prior period; however, cash proceeds from the exercise of stock options decreased by $42.7 million (including tax benefits) for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006. Additionally, the Company repurchased $15.0 million of its common stock during the nine months ended April 30, 2007. The Company had an increase in non-recourse borrowing proceeds of $46.8 million, which was used to fund a portion of its investment in real estate.

In addition to the Company’s $316.4 million of cash and cash equivalents at April 30, 2007, the Company has available $227.3 million under its Credit Facility (which represents the total commitment of $300 million less certain letters of credit outstanding of $72.7 million). As of April 30, 2007 and 2006, total long-term debt (including long-term debt due within one year) was $575.6 million and $521.3 million, respectively, with the increase related to non-recourse financing related to the Company’s vertical real estate projects. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) declined from $281.2 million as of April 30, 2006 to $259.1 million as of April 30, 2007. This reduction in Net Debt places the Company in a position to better take advantage of potential strategic options as further discussed below, as the Company has significant cash on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows and through borrowings under construction loan agreements entered into by the Company’s wholly-owned subsidiaries, Arrabelle at Vail Square, LLC and The Chalets at The Lodge at Vail, LLC. The Company also expects to enter into non-recourse financings on certain other real estate projects.

The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase real estate investment for further development, increase Resort capital expenditures, pursue strategic acquisitions, payoff outstanding debt and/or return value to shareholders, including the repurchase of additional stock of the Company. The Company’s debt generally has favorable fixed interest rates and is long-term in nature. The Company’s Credit Facility and the Indenture limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock, and the pay off of certain of its debt, including its 6.75% Notes.

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

The Company expects to spend approximately $325 million to $345 million in calendar year 2007 for real estate development projects, including the construction of associated Resort-related depreciable assets. The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $170 million. The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts. Of the calendar 2007 estimate, the Company expects to incur approximately $95 million to $105 million for real estate development projects (including associated Resort-related depreciable assets) during the remainder of fiscal 2007. The Company expects real estate capital expenditures will be higher than historical levels for the foreseeable future as the Company continues its vertical development efforts. As noted above, the Company obtained non-recourse financing to fund construction of The Arrabelle at Vail Square and The Lodge at Vail Chalets projects. The Company expects to utilize similar financing arrangements for certain other development projects. In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, thereby helping to ensure sales commitments exist and sufficient funds are available to complete the project.

The Company has historically invested significant cash in capital expenditures for its Resort operations, and expects to continue to invest significant cash in the future. The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment. The Company currently anticipates it will spend $90 million to $95 million of Resort capital expenditures for calendar 2007 excluding expenditures for Resort depreciable assets in conjunction with real estate activities noted above. Included in these annual capital expenditures are approximately $38 million to $40 million which are necessary to maintain the appearance and level of service appropriate to the Company’s Resort operations. This overall Resort capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its hotels. Highlights of the proposed discretionary expenditures include a new Beaver Creek children’s ski school gondola and a related ski school building at the top of the new gondola; replacement and realignment of two chairlifts with high-speed chairlifts at Vail; a new high-speed chairlift at Heavenly; an expanded spa at The Keystone Lodge; and upgrades to the Company’s central reservations, marketing database and e-commerce booking systems, among other projects. Of the calendar 2007 estimate, the Company expects to incur approximately $20 million to $30 million in capital expenditures for Resort operations during the remainder of fiscal 2007. The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($489.6 million of the total $575.6 million debt outstanding as of April 30, 2007) are not due until fiscal 2012 and beyond.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $120.9 million of variable-rate debt outstanding as of April 30, 2007. A 100-basis point change in LIBOR would cause the Company's annual interest payments to change by approximately $1.2 million. The fluctuation in the Company's debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements it may enter into. The Company's long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock. During the nine months ended April 30, 2007, the Company repurchased 358,400 shares of common stock at a cost of $15.0 million. The Company did not repurchase any shares of common stock during the three months ended April 30, 2007. Since inception of this stock repurchase plan, the Company has repurchased 673,500 shares at a cost of approximately $25.8 million. As of April 30, 2007, 2,326,500 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee stock based compensation plans. Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants in relation to its Credit Facility and the Indenture. The most restrictive of those covenants include the following Credit Facility covenants: Net Funded Debt to Adjusted EBITDA ratio, Minimum Net Worth and the Interest Coverage ratio (each as defined in the Credit Agreement).  In addition, the Company’s financing arrangements, including the Indenture, limit its ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets. The Company’s borrowing availability under the Credit Facility is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on the Company’s segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of April 30, 2007. The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2007. However, there can be no assurance that the Company will meet such financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2007, the Company had $120.9 million of variable rate indebtedness, representing 21.0% of the Company's total debt outstanding, at an average interest rate during the three months ended April 30, 2007 of 6.2%. Based on variable-rate borrowings outstanding as of April 30, 2007, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $1.2 million. The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to Note 11, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements regarding the Cheeca Lodge & Spa contract dispute.

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

10.1

Separation Agreement and General Release, dated December 7, 2006 between Martha D. Rehm and Vail Resorts, Inc. and Amendment No. 1 thereto dated March 9, 2007 (incorporated by reference to exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2007).

10.2	Limited Waiver, Release, and Third Amendment to Fourth Amended and Restated Credit Agreement dated March 13, 2007.	16
10.3 *	Construction Loan Agreement, dated March 19, 2007 among The Chalets at The Lodge at Vail, LLC, and Wells Fargo Bank, N.A.	53
10.4	Completion Guaranty Agreement by and between The Vail Corporation and Wells Fargo Bank, N.A. dated March 19, 2007.	219
10.5	Completion Guaranty Agreement by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A. dated March 19, 2007.	229
10.6	Development Agreement Guaranty by and between The Vail Corporation and Wells Fargo Bank, N.A. dated March 19, 2007.	239
10.7	Development Agreement Guaranty by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A. dated March 19, 2007.	250
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	261
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	262
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	263
*

Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.

b) Exhibits

The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date June 8, 2007	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)