Form 10-K/A
period 2006-07-31
VAIL RESORTS INC
filed 2007-08-24
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
☒ Yes  No

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
 Yes ☒ No

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

As of September 29, 2006, 38,753,220 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Annual Meeting of Shareholders is incorporated by reference herein into Part III, Items 10 through 14.

Explanatory Note

The Company is filing this amendment to its Annual Report on Form 10-K (“Form 10-K/A”) to restate its Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005 and 2004 as described in Note 22, Restatement, of the Notes to Consolidated Financial Statements.  As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007 filed with the United States Securities and Exchange Commission (the “SEC”) on June 8, 2007, the Company was in discussion with the staff of the SEC regarding the Company’s classification of its Real Estate segment cash inflows and outflows within the operating and investing sections of its Consolidated Statements of Cash Flows.  Following these discussions, the Company has concluded to restate its Consolidated Statements of Cash Flows by reclassifying cash outflows related to its investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction of cash flows provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Stockholders’ Equity for any period presented.  The Company is also filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended October 31, 2006, January 31, 2007 and April 30, 2007 to reflect this restatement.

For the convenience of the reader, this Form 10-K/A sets forth the Company’s original Form 10-K as filed with the SEC on October 5, 2006 (the “Original 10-K") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original 10-K, except as required to reflect the effects of the restatement.  This Form 10-K/A does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures, including the exhibits to the Original 10-K affected by subsequent events.  The following sections of this Form 10-K/A have been amended to reflect the restatement:

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources) and
•	Part II – Item 8 – Financial Statements and Supplementary Data (Consolidated Statements of Cash Flows, Note 21 Guarantor Subsidiaries and Non-Guarantor Subsidiaries – Restated, Note 22 Restatement).

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K for the year ended July 31, 2006, including any amendments to those filings.

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K/A (this “Form 10-K/A”) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.  Given these uncertainties, users of the information included in this Form 10-K/A, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements.  The Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1.                      BUSINESS.

General

Vail Resorts, Inc. was organized as a public holding company in 1997 and operates through various subsidiaries (collectively, the "Company").  The Company's operations are grouped into three segments: Mountain, Lodging, and Real Estate, which represented approximately 74%, 19% and 7%, respectively, of the Company's revenues for the year ended July 31, 2006.  The Company's Mountain segment owns and operates five premier ski resort properties which provide a comprehensive resort experience throughout the year to a diverse clientele with an attractive demographic profile.  The Company's Lodging segment owns and/or manages a collection of luxury hotels, a destination resort at Grand Teton National Park (the “Park”), and several strategic lodging properties located in proximity to the Company's ski resorts.  Collectively, the Mountain and Lodging segments are considered the Resort segment.  The Company's Real Estate segment holds, develops, buys and sells real estate in and around the Company's resort communities.  Financial information by segment is presented in Note 15, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

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

The Company uses many methods, estimates and judgments in applying our accounting policies (see “Critical Accounting Policies” in Item 7 of this Form 10-K/A).  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead the Company to change its methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect the Company’s results of operations.

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

ITEM 6.     SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company derived from the Company's Consolidated Financial Statements for the periods indicated.  The financial data for the years ended July 31, 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K/A.  The table presented below is unaudited.  The data presented below are in thousands, except per share, effective ticket price ("ETP"), ADR, RevPAR and resort revenue per skier visit amounts.

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

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
The Company has made several acquisitions and dispositions which impact comparability between years during the past five years: Heavenly Ski Resort (acquired in May 2002), Vail Marriott (acquired in December 2001 and subsequently sold in June 2005), The Lodge at Rancho Mirage (“Rancho Mirage”) (acquired in November 2001 and subsequently sold in July 2005), RockResorts (acquired in November 2001), investment in Ritz-Carlton, Bachelor Gulch (“BG Resort”) (opened November 2002 and subsequently sold in December 2004) and SRL&S (sold in January 2006).  In addition, the Company consolidated several entities during the year ended July 31, 2004 as a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, Revised" ("FIN 46R").  See Note 7,Variable Interest Entities, of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A for information regarding the entities consolidated under FIN 46R.  Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R").  See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for the impact to the consolidated statement of operations as a result of the adoption of SFAS 123R.

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K/A.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, real estate development risk, general business and economic conditions, the weather, war, terrorism and other factors discussed in “Item 1A Risk Factors” in this Form 10-K/A.  The following discussion and analysis should be read in conjunction with the Forward-Looking Statements and “Item 1A Risk Factors” each included in this Form 10-K/A.

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

Restatement

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 22, Restatement, of the Notes to Consolidated Financial Statements.

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

Recent Trends, Risks and Uncertainties

The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K/A.  The Company's management has identified the following important factors (as well as uncertainties associated with such factors) that could impact the Company's future financial performance:

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

•
The Company uses many methods, estimates and judgments in applying its accounting policies (see “Critical Accounting Policies” in this section of this Form 10-K/A). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead the Company to change its methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect the Company’s results of operations.

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

Liquidity and Capital Resources

Significant Sources of Cash

The Company's liquidity profile continued to improve in the year ended July 31, 2006.  The Company had no borrowings under its Credit Facility and had $191.8 million of cash and cash equivalents as of July 31, 2006.  For the years ended July 31, 2006 and 2005, cash and cash equivalents increased by $55.2 million and $90.3 million, respectively.  The Company generated $63.7 million of cash from operating activities during the year ended July 31, 2006, compared to $148.2 million and $153.1 million generated during the years ended July 31, 2005 and 2004, respectively, as restated.  For the last three fiscal years, the Company’s cash flows from operations have been substantially impacted by an increase in Resort EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA).  Cash flows from operations for the year ended July 31, 2006 as compared to the year ended July 31, 2005, were negatively impacted by a reduction in cash flows due to the timing of real estate closings, an increase in investments in real estate of $57.6 million, as the result of significant vertical development underway in the Company’s real estate operations and a change in the classification of tax benefits from the exercise of stock options resulting from the adoption of SFAS 123R, which resulted in a reduction in cash flow from operations, offset by an increase in cash flow from financing activities for the year ended July 31, 2006.  Additionally, included within investing activities, the Company generated $30.7 million of cash from the sale of SRL&S in the year ended July 31, 2006, and generated $108.4 million of cash from the sale of the Vail Marriott and Rancho Mirage in the year ended July 31, 2005.  The Company does not currently anticipate future cash from the sale of businesses in the near term.  The Company’s financing activities generated $53.5 million of cash in the year ended July 31, 2006 primarily due to cash proceeds from the exercise of stock options of $46.6 million, net proceeds from real estate financings of $13.4 million and the tax benefit from the exercise of stock options as a result of the adoption SFAS 123R, as discussed above, of $14.3 million, which were partially offset by the repurchase of common stock of $10.8 million.  In the year ended July 31, 2005, the Company used $85.2 million in financing activities, which was primarily due to the payoff of the $100 million Credit Facility Term Loan.

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

Significant Uses of Cash

For the year ended July 31, 2006, the Company used $62.0 million in cash for investing activities, which represents a $89.3 million increase over the same period in the prior year, as restated.  This increase is primarily the result of a decrease of $77.7 million in net proceeds from the sale of businesses.

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

Principal payments on the vast majority of the Company’s long-term debt ($489.6 million of the total $531.2 million debt outstanding as of July 31, 2006) are not due until fiscal 2012 and beyond.  Maturities during the year ending July 31, 2007, which total $5.9 million, include $4.0 million under the Industrial Development Bonds, which was paid in September 2006.  Interest expense under the Company’s debt will be approximately $36.7 million in the year ending July 31, 2007, assuming the debt remains at its current level and assuming current interest rates.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $72.2 million of variable-rate debt outstanding as of July 31, 2006.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $722,000.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility Revolver or other alternative financing arrangements it may enter into.  The Company’s long term liquidity needs are dependent upon operating results which impact the borrowing capacity under the Credit Facility Revolver, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the year ended July 31, 2006, the Company repurchased 315,100 shares at an average share price of $34.37 for a total amount of $10.8 million.  As of July 31, 2006, the Company had authorization to repurchase up to 2,684,900 shares under the program.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee stock plans.  Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The Company is under no obligation to purchase any additional shares under the stock repurchase program and the timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company’s common stock, and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $531.2 million as of July 31, 2006, are recognized as liabilities in the Company’s consolidated balance sheet as of July 31, 2006.  Operating lease obligations, which total $49.3 million as of July 31, 2006, are not recognized as liabilities in the Company’s consolidated balance sheet, which is in accordance with GAAP.  A summary of the Company’s contractual obligations as of July 31, 2006 is as follows (in thousands):

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
(2)           Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes, accrued interest, and commitments (including advances) to complete real estate projects on the Company’s consolidated balance sheet as of July 31, 2006 and other commitments for goods and services not yet received.
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

Critical Accounting Policies

The preparation of Consolidated Financial Statements in conformity with GAAP requires the Company to select appropriate accounting policies and to make judgments and estimates affecting the application of those accounting policies.  In applying the Company’s accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

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

Intangible Assets.

Description

The Company frequently obtains intangible assets, including goodwill, primarily through business combinations.  The assignment of value to individual intangible assets generally requires the assistance of a specialist, such as an appraiser.  The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation.  Because individual intangible assets (1) may be expensed immediately upon acquisition; (2) amortized over their estimated useful life; or (3) not amortized, the assigned values and lives, when applicable, could have a material effect on current and future period results of operations.  Further, intangibles are subject to certain judgments when evaluating impairment pursuant to SFAS No. 142, “Goodwill and Intangible Assets”, discussed further in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.  The Company tests goodwill and indefinite lived intangible assets annually for impairment under SFAS No. 142 as of May 1, or whenever events may indicate a possible impairment exists.  Future operating results could trigger significant future non-cash impairment charges.

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

Income Taxes.

Description

The Company is required to estimate its income taxes in each jurisdiction in which it operates.  This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities on the Company’s consolidated balance sheets.  The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance.  This assessment is complicated by the fact that the Company files its tax return on a calendar year basis which is different from its fiscal year end.  As of July 31, 2006, the Company had total deferred tax assets of $58.9 million (before valuation allowances) and total deferred tax liabilities of $118.4 million.  The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income.  Management believes that sufficient taxable income will be generated in the future, primarily through the reversal of the deferred tax liabilities, to realize the benefit of the Company’s deferred tax assets for which valuation allowances have not been recorded against.

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

Tax Contingencies.

Description

The Company is subject to periodic review by domestic tax authorities for audit of the Company’s income tax returns.  These audits generally include questions regarding the Company’s tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposures associated with the Company’s various tax filing positions, including state and local taxes, the Company recorded reserves for probable exposure.  A significant amount of time may pass before a particular matter, for which the Company may have established a reserve, is audited and fully resolved.  The Internal Revenue Service has completed its exam of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOLs.  These restricted NOLs relate to fresh start accounting from the Company’s reorganization in 1992.  The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals.

Judgments and Uncertainties

The estimates of the Company’s tax contingencies reserve contains uncertainty because management must use judgment to estimate the potential exposure associated with the Company’s various filing positions.

Effect if Actual Results Differ From Assumptions

Although management believes that the estimates and judgments discussed herein are reasonable and it has adequate reserves for its tax contingencies, actual results could differ, and the Company may be exposed to increases or decreases in those reserves that could be material.

An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution.  A favorable tax settlement could possibly result in a reduction in the Company’s tax expense in the year of settlement or in future years resulting in additional cash being generated from operating activities, a reduction in the effective tax rate in the year of resolution and may require adjustments to the Company’s deferred tax assets, liabilities or intangible assets.  Additionally, a favorable outcome could result in a reduction in taxes owed to government agencies over the next several years.

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

As a result of adopting SFAS 123R on August 1, 2005, the Company’s income before income taxes and net income for the year ended July 31, 2006 decreased $6.1 million and $3.8 million, respectively, as compared to accounting for share-based compensation under APB 25, after considering the change in the Company’s compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees.  The after-tax impact of stock-based compensation recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.10 for the year ended July 31, 2006 (see Note 2, Summary of Significant Accounting Policies, and Note 19, Stock Compensation Plans, of the Notes to Consolidated Financial Statements, for more information regarding the implementation of SFAS 123R).

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

Inflation

Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years.  When the costs of operating resorts increase, the Company generally has been able to pass the increase on to its customers.  However, there can be no assurance that increases in labor and other operating costs due to inflation will not have an impact on the Company’s future profitability.

Seasonality and Quarterly Results

The Company’s Mountain and Lodging operations are seasonal in nature.  In particular, revenues and profits for the Company’s Mountain and most of its Lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company’s owned golf courses occur during the summer months while the winter season generally results in operating losses.  However, revenues and profits generated by GTLC’s summer operations, management fees from those managed properties and golf operations are not sufficient to fully offset the Company’s off-season losses from its Mountain and other Lodging operations.  During the year ended July 31, 2006, 78.9% of total combined Mountain and Lodging revenues were earned during the second and third quarters.  Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

Labor Market

The Company’s Mountain and Lodging operations are largely dependent on a seasonal workforce.  The Company recruits worldwide to fill staffing needs each season and utilizes visas to enable the use of foreign workers.  In addition, the Company manages seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place.  While the Company does not currently foresee the need to increase seasonal wages to attract employees, the Company cannot guarantee that such an increase will not be necessary in the future.  In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers who are an important source for the seasonal workforce.  Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company’s results of operations; however, the Company is unable to predict with any certainty whether such situations will arise or the potential impact on results of operations.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2006, the Company had $72.2 million of variable rate indebtedness, representing 13.6% of the Company’s total debt outstanding, at an average interest rate during the year ended July 31, 2006 of 5.3%.  Based on variable-rate borrowings outstanding as of July 31, 2006, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company’s annual interest payments to change by $722,000.  The Company’s market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2006, 2005 and 2004

Management’s Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Supplemental Schedule of Non-Cash Transactions	F-9
Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule:
The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K/A and should be read in conjunction with the Company's Consolidated Financial Statements:

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

As discussed in Note 22 to the consolidated financial statements, the Company restated its 2006, 2005 and 2004 consolidated statements of cash flows.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
October 4, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatement discussed in Note 22, as to which the date is August 24, 2007.

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

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional				Total
	Shares				Paid-in	Deferred	Retained	Treasury	Stockholders'
	Class A	Common	Total	Amount	Capital	Compensation	Earnings	Stock	Equity
Balance, July 31, 2003	7,439,834	27,835,042	35,274,876	$352	$415,306	$(198)	$80,786	$--	$496,246
Net loss	--	--	--	--	--	--	(5,959)	--	(5,959)
Conversion of Class A shares
to common shares (Note 17)	(1,325,000)	1,325,000	--	--	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	--	--	250	--	--	250
Issuance of shares pursuant to
options exercised (Note 19)	--	62,786	62,786	1	561	--	--	--	562
Tax benefit of stock option
exercises	--	--	--	--	64	--	--	--	64
Restricted stock granted	--	--	--	--	729	(729)	--	--	--
Balance, July 31, 2004	6,114,834	29,222,828	35,337,662	353	416,660	(677)	74,827	--	491,163
Net income	--	--	--	--	--	--	23,138	--	23,138
Conversion of Class A shares
to common shares (Note 17)	(6,114,834)	6,114,834	--	--	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	--	--	348	--	--	348
Issuance of shares pursuant to
options exercised and issuance
of restricted shares (Note 19)	--	1,258,531	1,258,531	13	21,928	--	--	--	21,941
Tax benefit of stock option
exercises	--	--	--	--	3,939	--	--	--	3,939
Balance, July 31, 2005	--	36,596,193	36,596,193	366	442,527	(329)	97,965	--	540,529
Net income	--	--	--	--	--	--	45,756	--	45,756
Stock-based compensation
(Note 19)	--	--	--	--	6,476	--	--	--	6,476
Reversal of deferred compensation due to adoption of SFAS 123R	--	--	--	--	(329)	329	--	--	--
Issuance of shares pursuant to
options exercised and issuance
of restricted shares (Note 19)	--	2,440,089	2,440,089	24	46,508	--	--	--	46,532
Tax benefit of stock option
exercises	--	--	--	--	14,323	--	--	--	14,323
Repurchase of common stock
(Note 17)	--	--	--	--	--	--	--	(10,839)	(10,839)
Balance, July 31, 2006	--	39,036,282	39,036,282	$390	$509,505	$--	$143,721	$(10,839)	$642,777

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended July 31,
	2006	2005	2004
	(as restated,	(as restated,	(as restated,
	see Note 22)	see Note 22)	see Note 22)
Cash flows from operating activities:
Net income (loss)	$45,756	$23,138	$(5,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,098	89,968	86,377
Non-cash cost of real estate sales	35,121	38,425	(1,654)
Non-cash gain on transfer of property, net	--	--	(2,147)
Non-cash stock-based compensation expense	6,523	437	248
Asset impairment charges	210	2,550	1,108
Non-cash mold remediation (credit) charge	(559)	--	5,500
(Gain) loss on sale of businesses, net	(4,625)	7,353	--
Loss on extinguishment of debt	--	612	37,084
Deferred income taxes, net	1,322	(7,514)	(1,018)
Minority interest in net income of consolidated subsidiaries	6,694	5,239	4,000
Other non-cash (income) expense, net	(6,291)	(3,433)	5,708
Changes in assets and liabilities:
Restricted cash	(2,069)	(2,222)	(4,965)
Accounts receivable, net	(2,644)	(3,665)	7,254
Notes receivable	(1,925)	4,052	1,685
Inventories, net	(4,811)	(5,074)	605
Investments in real estate	(129,728)	(72,164)	(27,802)
Accounts payable and accrued expenses	26,213	26,443	20,512
Income taxes receivable/payable	4,538	21,960	6,940
Deferred real estate credits	14,539	29,755	11,453
Private club deferred initiation fees	7,126	8,324	8,358
Other assets and liabilities, net	(17,812)	(16,007)	(152)
Net cash provided by operating activities	63,676	148,177	153,135
Cash flows from investing activities:
Capital expenditures	(88,901)	(79,975)	(62,960)
Distributions from joint ventures	522	6,588	4,849
Cash received from disposal of fixed assets	823	2,019	2,658
Cash received from sale of businesses	30,712	108,399	--
Purchase of minority interests	--	(9,748)	--
Other investing	(5,149)	--	(110)
Net cash (used in) provided by investing activities	(61,993)	27,283	(55,563)
Cash flows from financing activities:
Proceeds from borrowings under 6.75% Notes	--	--	390,000
Payment of tender and call of 8.75% Notes	--	--	(360,000)
Payment of tender premium	--	--	(23,825)
Repurchases of common stock	(10,839)	--	--
Payment of financing costs	(1,584)	(1,774)	(6,828)
Payment of Credit Facility Term Loan	--	(98,750)	(1,000)
Proceeds from borrowings under other long-term debt	63,660	176,423	173,253
Payments of other long-term debt	(54,439)	(181,239)	(234,234)
Distributions from joint ventures to minority shareholders	(4,239)	(1,807)	(1,474)
Proceeds from exercise of stock options	46,649	21,939	562
Tax benefit from exercise of stock options	14,323	--	--
Net cash provided by (used in) financing activities	53,531	(85,208)	(63,546)
Net increase in cash and cash equivalents	55,214	90,252	34,026
Net increase in cash due to adoption of FIN 46R	--	--	4,428
Cash and cash equivalents:
Beginning of period	136,580	46,328	7,874
End of period	$191,794	$136,580	$46,328

Cash paid for interest, net of amounts capitalized	$33,550	$38,158	$38,578
Taxes paid (refunds received), net	8,617	--	(8,827)

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

(e)
On July 19, 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement (the "Gore Creek Facility") in the amount of up to $30 million with U.S. Bank, as administrative agent and lender.  Borrowings under the Gore Creek Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Gore Creek Place, a residential development consisting of 16 luxury duplex residences.  The Gore Creek Facility matures on July 19, 2007, and principal payments are due at the earlier of closing of sales for the Gore Creek residences or maturity.  Gore Creek has the option to extend maturity for six months, subject to certain requirements.  Borrowings under the Gore Creek Facility bear interest annually at Gore Creek's option at the rate of (i) LIBOR plus 1.50% (6.89% at July 31, 2006) or (ii) the administrative agent's prime commercial lending rate (8.25% at July 31, 2006).  Interest is payable monthly in arrears.  The Gore Creek Facility provides for affirmative and negative covenants that restrict, among other things, Gore Creek's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions.  The Gore Creek Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, U.S. Bank has recourse only against Gore Creek's assets ($18.6 million at July 31, 2006) and the Completion Guaranty Agreement ("Guaranty Agreement") described below.  U.S. Bank does not have recourse against assets held by the Company or The Vail Corporation.  All assets of Gore Creek are provided as collateral under the Gore Creek Facility.At July 31, 2006, borrowings under the Gore Creek Facility were $1.5 million.  On August 3, 2006 the borrowings under the Gore Creek Facility were paid in full.

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

21.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries -- Restated

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

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2006
(in thousands)
(as restated, see Note 22)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(13,000)	$92,568	$(106)	$(15,786)	$63,676

Cash flows from investing activities:
Capital expenditures	--	(78,380)	(51)	(10,470)	(88,901)
Cash received from sale of businesses	--	30,712	--	--	30,712
Other investing activities, net	--	277	--	(4,081)	(3,804)
Net cash used in investing activities	--	(47,391)	(51)	(14,551)	(61,993)

Cash flows from financing activities:
Repurchase of common stock	--	(10,839)	--	--	(10,839)
Net proceeds from borrowings under long-term debt	--	5,769	--	3,452	9,221
Proceeds from exercise of stock options	46,649	--	--	--	46,649
Tax benefit from exercise of stock options	14,323	--	--	--	14,323
Advances (from) to affiliates	(47,972)	49,590	87	(1,705)	--
Other financing activities, net	--	(2,578)	--	(3,245)	(5,823)
Net cash provided by (used in) financing activities	13,000	41,942	87	(1,498)	53,531

Net increase (decrease) in cash and cash equivalents	--	87,119	(70)	(31,835)	55,214
Cash and cash equivalents
Beginning of period	--	92,879	105	43,596	136,580
End of period	$--	$179,998	$35	$11,761	$191,794

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2005
(in thousands)
(as restated, see Note 22)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(4,690)	$147,928	$(53)	$4,992	$148,177

Cash flows from investing activities:
Capital expenditures	--	(71,532)	(30)	(8,413)	(79,975)
Cash received from sale of businesses	--	108,399	--	--	108,399
Other investing activities, net	--	(1,511)	--	370	(1,141)
Net cash provided by (used in) investing activities	--	35,356	(30)	(8,043)	27,283

Cash flows from financing activities:
Proceeds from exercise of stock options	21,939	--	--	--	21,939
Net payments on long-term debt	--	(98,945)	--	(4,621)	(103,566)
Advances (from) to affiliates	(17,249)	(30,562)	18	47,793	--
Other financing activities, net	--	(1,973)	--	(1,608)	(3,581)
Net cash provided by (used in) financing activities	4,690	(131,480)	18	41,564	(85,208)

Net increase (decrease) in cash and cash equivalents	--	51,804	(65)	38,513	90,252
Cash and cash equivalents
Beginning of period	--	41,075	171	5,082	46,328
End of period	$--	$92,879	$106	$43,595	$136,580

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2004
(in thousands)
(as restated, see Note 22)

		100% Owned
	Parent	Guarantor		Other
	Company	Subsidiaries	Larkspur	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$27,665	$84,599	$(140)	$41,011	$153,135

Cash flows from investing activities:
Capital expenditures	--	(55,316)	(28)	(7,616)	(62,960)
Other investing activities, net	--	7,397	--	--	7,397
Net cash used in investing activities	--	(47,919)	(28)	(7,616)	(55,563)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	30,000	(54,268)	--	(7,713)	(31,981)
Payment of tender premium	(23,825)	--	--	--	(23,825)
Advances (from) to affiliates	(27,574)	53,147	222	(25,795)	--
Other financing activities, net	(6,266)	997	--	(2,471)	(7,740)
Net cash (used in) provided by financing activities	(27,665)	(124)	222	(35,979)	(63,546)

Net increase (decrease) in cash and cash equivalents	--	36,556	54	(2,584)	34,026
Net increase in cash due to adoption of FIN 46R	--	--	--	4,428	4,428
Cash and cash equivalents
Beginning of period	--	5,898	117	1,859	7,874
End of period	$--	$42,454	$171	$3,703	$46,328

22.           Restatement

The Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005 and 2004 have been restated.  The Company has restated its Consolidated Statements of Cash Flows by reclassifying cash outflows related to its investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction of cash flows provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Stockholders’ Equity for any period presented.

The following table presents the effect of the restatement on the Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005 and 2004 (in thousands):

	Year Ended July 31, 2006
	As Reported	Adjustment	As Restated
Cash flow from operating activities:
Investments in real estate	$--	$(129,728)	$(129,728)
Net cash provided by operating activities	193,404	(129,728)	63,676

Cash flow from investing activities:
Investments in real estate	(129,728)	129,728	--
Net cash used in investing activities	(191,721)	129,728	(61,993)

Cash flow from financing activities:
Net cash provided by financing activities	53,531	--	53,531

Net increase in cash and cash equivalents	55,214	--	55,214

Cash and cash equivalents:
Beginning of period	136,580	--	136,580
End of period	$191,794	$--	$191,794

	Year Ended July 31, 2005
	As Reported	Adjustment	As Restated
Cash flow from operating activities:
Investments in real estate	$--	$(72,164)	$(72,164)
Net cash provided by operating activities	220,341	(72,164)	148,177

Cash flow from investing activities:
Investments in real estate	(72,164)	72,164	--
Net cash (used in) provided by investing activities	(44,881)	72,164	27,283

Cash flow from financing activities:
Net cash used in financing activities	(85,208)	--	(85,208)

Net increase in cash and cash equivalents	90,252	--	90,252

Cash and cash equivalents:
Beginning of period	46,328	--	46,328
End of period	$136,580	$--	$136,580

	Year Ended July 31, 2004
	As Reported	Adjustment	As Restated
Cash flow from operating activities:
Investments in real estate	$--	$(27,802)	$(27,802)
Net cash provided by operating activities	180,937	(27,802)	153,135

Cash flow from investing activities:
Investments in real estate	(27,802)	27,802	--
Net cash used in investing activities	(83,365)	27,802	(55,563)

Cash flow from financing activities:
Net cash used in financing activities	(63,546)	--	(63,546)

Net increase in cash and cash equivalents	34,026	--	34,026
Net increase in cash due to adoption of FIN46R	4,428	--	4,428

Cash and cash equivalents:
Beginning of period	7,874	--	7,874
End of period	$46,328	$--	$46,328

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Consideration of Restatement
In connection with the restatement described in Note 22 to the consolidated financial statements and the filing of this Form 10-K/A, the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), re-evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon their re-evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Form 10-K/A, the Company’s disclosure controls and procedures were effective.  In addition, the Company's management, including the CEO and CFO, reassessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2006.  Based on this reassessment management has concluded that the Company's internal control over financial reporting as of July 31, 2006 was effective.

Disclosure Controls and Procedures
Management of the Company, including the CEO and CFO, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-K/A.  The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting
The report of management required under this Item 9A is contained in Item 8 of this Form 10-K/A under the caption "Management's Report on Internal Control over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of this Form 10-K/A under the caption "Report of Independent Registered Public Accounting Firm."

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

10.11(b)
First Amendment to Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated December 1, 2005.  (Incorporated by reference to Exhibit 10.11(b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)

10.11(c)
Second Amendment to Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association dated July 5, 2006.  (Incorporated by reference to Exhibit 10.11(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)

10.11(d)
Amended and Restated completion Guaranty Agreement Completion Guaranty Agreement among Vail Resorts, Inc., The Vail Corporation and U.S. Bank National Association dated December 1, 2005.  (Incorporated by reference to Exhibit 10.11(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)

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

10.17*	1996 Stock Option Plan (Incorporated by reference to the Exhibit 10.26 of the registration statement on Form S-2/A, File No. 333-5341.)
10.18*	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to the registration statement on Form S-8 of Vail Resorts, Inc., File No. 333-32320.)
10.19*	2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 10.17 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.20*	Restricted Share [Unit] Agreement. (Incorporated by reference to Exhibit 10.20 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)
10.21*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.5 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.22*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)
10.23*	Vail Resorts Deferred Compensation Plan effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)
10.24*	Relocation and Separation Policy for Executives. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 14, 2006.)
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

10.33(a)*
Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Breckenridge Ski Resort dated May 1, 1997.  (Incorporated by reference to Exhibit 10.9(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.33(b)*
First Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort dated August 1, 1999.  (Incorporated by reference to Exhibit 10.9(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.33(c)*
Second Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort dated July 22, 1999.  (Incorporated by reference to Exhibit 10.9(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.34*
Employment Agreement and Addendum of Roger McCarthy as Senior Vice President and Chief Operating Officer – Breckenridge Ski Resort dated July 17, 2000.  (Incorporated by reference to Exhibit 10.10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

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

10.38*	Summary of Vail Resorts, Inc. Director Compensation effective February 27, 2006. (Incorporated by reference to Exhibit 10.38 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)
21	Subsidiaries of Vail Resorts, Inc. (Incorporated by reference to Exhibit 21 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)
22	Consent of Independent Registered Public Accounting Firm.	64
23	Power of Attorney. Included on signature pages hereto.
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	65
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66
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

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President,
Chief Financial Officer and Chief Accounting Officer

Date:	August 24, 2007

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey W. Jones or Fiona Arnold his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K/A and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 24, 2007.

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