Form 10-Q/A
period 2006-10-31
VAIL RESORTS INC
filed 2007-08-24
CIK 812011

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

(303) 404-1800
(Registrant's Telephone Number, Including Area Code)

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

Explanatory Note

The Company is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2006 and 2005 as described in Note 13, Restatement, of the Notes to Consolidated Condensed Financial Statements.  As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007 filed with the United States Securities and Exchange Commission (the “SEC”) on June 8, 2007, the Company was in discussion with the staff of the SEC regarding the Company’s classification of its Real Estate segment cash inflows and outflows within the operating and investing sections of its Consolidated Condensed Statements of Cash Flows.  Following these discussions, the Company has restated its Consolidated Condensed Statements of Cash Flows by reclassifying its cash outflows related to its investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction (increase) of cash flows provided by (used in) operating activities with an equal and off-setting impact to cash flows used in investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Condensed Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Operations for any period presented.  The Company is also filing amendments to its Annual Report on Form 10-K for the year ended July 31, 2006 and Quarterly Reports on Form 10-Q for the quarters ended January 31, 2007 and April 30, 2007 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on December 11, 2006 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.  The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I – Item 1 – Financial Statements (Consolidated Statements of Cash Flows, Note 12 Guarantor Subsidiaries and Non-Guarantor Subsidiaries – Restated, Note 13 Restatement) and
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources).

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q for the three months ended October 31, 2006, including any amendments to those filings.

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

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
	(as restated,	(as restated,
	see Note 13)	see Note 13)
Net cash used in operating activities	$(52,760)	$(61,194)
Cash flows from investing activities:
Capital expenditures	(28,558)	(32,448)
Other investing activities, net	89	(3,953)
Net cash used in investing activities	(28,469)	(36,401)
Cash flows from financing activities:
Repurchases of common stock	(7,500)	--
Proceeds from borrowings under long-term debt	42,039	18,887
Payments of long-term debt	(29,847)	(10,303)
Proceeds from exercise of stock options	2,324	11,502
Other financing activities, net	(270)	(379)
Net cash provided by financing activities	6,746	19,707
Net decrease in cash and cash equivalents	(74,483)	(77,888)
Cash and cash equivalents:
Beginning of period	191,794	136,580
End of period	$117,311	$58,692

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

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, except for the restatement discussed in Note 13.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 2006.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The July 31, 2006 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying Consolidated Condensed Balance Sheets (in thousands):

			Facility,
	Severance		Employee
	and	Contact	and Other
	Retention	Termination	Relocation
	Benefits	Costs	Costs	Total
Balance at July 31, 2006	$873	$--	$283	$1,156
Relocation charges	66	33	636	735
Payments	(768)	(33)	(880)	(1,681)
Balance at October, 31, 2006	$171	$--	$39	$210

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

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2006
(in thousands)
(as restated, see Note 13)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash used in operating activities	$(16,714)	$(10,004)	$(26,042)	$(52,760)
Cash flows from investing activities:
Capital expenditures	--	(27,737)	(821)	(28,558)
Other investing activities, net	--	(59)	148	89
Net cash used in investing activities	--	(27,796)	(673)	(28,469)
Cash flows from financing activities:
Repurchases of common stock	--	(7,500)	--	(7,500)
Proceeds from borrowings under long-term debt	--	19,577	22,462	42,039
Payments of long-term debt	--	(23,586)	(6,261)	(29,847)
Proceeds from exercise of stock options	2,324	--	--	2,324
Other financing activities, net	968	453	(1,691)	(270)
Advances (to) from affiliates	13,422	(22,573)	9,151	--
Net cash provided by (used in ) financing activities	16,714	(33,629)	23,661	6,746
Net (decrease) increase in cash and cash equivalents	--	(71,429)	(3,054)	(74,483)
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$108,569	$8,742	$117,311

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2005
(in thousands)
(as restated, see Note 13)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash used in operating activities	$(16,180)	$(30,188)	$(14,826)	$(61,194)
Cash flows from investing activities:
Capital expenditures	--	(30,642)	(1,806)	(32,448)
Other investing activities, net	--	41	(3,994)	(3,953)
Net cash used in investing activities	--	(30,601)	(5,800)	(36,401)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	10,293	8,594	18,887
Payments on long-term debt	--	(10,303)	--	(10,303)
Proceeds from exercise of stock options	11,502	--	--	11,502
Other financing activities, net	873	(364)	(888)	(379)
Advances (to) from affiliates	3,805	(13,589)	9,784	--
Net cash provided by (used in ) financing activities	16,180	(13,963)	17,490	19,707
Net decrease in cash and cash equivalents	--	(74,752)	(3,136)	(77,888)
Cash and cash equivalents:
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$18,127	$40,565	$58,692

13.       Restatement

The Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2006 and 2005 have been restated.  The Company has restated its Consolidated Condensed Statements of Cash Flows by reclassifying its cash outflows related to its investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction (increase) of cash flows provided by (used in) operating activities with an equal and off-setting impact to cash flows used in investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Condensed Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Operations for any period presented.

The following table presents the effect of the restatement on the Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2006 and 2005 (in thousands):

	Three Months Ended October 31, 2006
	As Reported	Adjustment	As Restated
Net cash provided by (used in) operating activities	$2,239	$(54,999)	$(52,760)

Cash flow from investing activities:
Investments in real estate	(54,999)	54,999	--
Net cash used in investing activities	(83,468)	54,999	(28,469)

Cash flow from financing activities:
Net cash provided by financing activities	6,746	--	6,746

Net decrease in cash and cash equivalents	(74,483)	--	(74,483)

Cash and cash equivalents:
Beginning of period	191,794	--	191,794
End of period	$117,311	$--	$117,311

	Three Months Ended October 31, 2005
	As Reported	Adjustment	As Restated
Net cash used in operating activities	$(23,082)	$(38,112)	$(61,194)

Cash flow from investing activities:
Investments in real estate	(38,112)	38,112	--
Net cash used in investing activities	(74,513)	38,112	(36,401)

Cash flow from financing activities:
Net cash provided by financing activities	19,707	--	19,707

Net decrease in cash and cash equivalents	(77,888)	--	(77,888)

Cash and cash equivalents:
Beginning of period	136,580	--	136,580
End of period	$58,692	$--	$58,692

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended July 31, 2006 ("Form 10-K/A") and the Consolidated Condensed Financial Statements as of October 31, 2006 and 2005 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q/A, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to, general business and economic conditions, terrorism, war, the weather, changes in the competitive environment of the mountain and lodging industries, real estate development risk, and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

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

Restatement

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 13, Restatement, of the Notes to Consolidated Condensed Financial Statements.

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

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company's Form 10-K/A, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

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

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's Form 10-K/A.

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company's first fiscal quarter is seasonally low for cash on hand as the Company's ski resorts generally do not open for ski operations until mid-November and the Company is incurring fixed costs in the first quarter (as well as the fourth quarter of the prior fiscal year) as well as incurring capital expenditures.  In total, the Company used $74.5 million of cash in the three months ended October 31, 2006 primarily as a result of Resort capital expenditures and investments in real estate made during the quarter.  Cash used in operating activities improved $8.4 million for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, as restated, and was primarily attributable to a $23.0 million increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the first quarter), partially offset by an increase in investments in real estate of $16.9 million for the three months ended October 31, 2006 compared to the three months ended October 31, 2005.  Additionally, the Company had net borrowings under its Non-Recourse Real Estate Financings of $22.6 million, which was used to fund a portion of its investment in real estate.

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

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this Form 10-Q/A contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.  Given these uncertainties, users of the information included in this Form 10-Q/A, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements.  The Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

Readers are also referred to the risk factors identified in the Company's Form 10-K/A.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Consideration of Restatement

In connection with the restatement described in Note 13 to the Consolidated Condensed Financial Statements and the filing of this Form 10-Q/A, the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), re-evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon their re-evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Form 10-Q/A, the Company’s disclosure controls and procedures were effective.

Disclosure Controls and Procedures

Management of the Company, under the supervision and with participation of the CEO and CFO, have evaluated the effectiveness of the Company's disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report on Form 10-Q/A.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements regarding the Cheeca contract dispute.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K/A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the first quarter of the year ending July 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2006 – August 31, 2006	--	$--	--	2,684,900
September 1, 2006 - September 30, 2006	--	--	--	2,684,900
October 1, 2006 - October 31, 2006	190,700	39.33	190,700	2,494,200
Total	190,700	$39.33	190,700

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

10.1	Form of Restricted Share [Unit] Agreement (incorporated by reference to Exhibit 10.20 on Form 10-K for the year ended July 31, 2006).
10.2	Form of Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K for the year ended July 31, 2006).
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	16
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	17

b) Exhibits

The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2007	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)