Form 10-Q/A
period 2007-01-31
VAIL RESORTS INC
filed 2007-08-24
CIK 812011

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

Explanatory Note

The Company is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2007 and 2006 as described in Note 15, Restatement, of the Notes to Consolidated Condensed Financial Statements.  As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007 filed with the United States Securities and Exchange Commission (the “SEC”) on June 8, 2007, the Company was in discussion with the staff of the SEC regarding the Company’s classification of its Real Estate segment cash inflows and outflows within the operating and investing sections of its Consolidated Condensed Statements of Cash Flows.  Following these discussions, the Company concluded to restate its Consolidated Condensed Statements of Cash Flows by reclassifying its cash outflows related to its investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction of cash flows provided by operating activities with an equal and off-setting impact to cash flows used in investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Condensed Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Operations for any period presented.  The Company is also filing amendments to its Annual Report on Form 10-K for the year ended July 31, 2006 and Quarterly Reports on Form 10-Q for the quarters ended October 31, 2006 and April 30, 2007 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on March 12, 2007 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.  The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I – Item 1 – Financial Statements (Consolidated Condensed Statements of Cash Flows, Note 13 Guarantor Subsidiaries and Non-Guarantor Subsidiaries – Restated, Note 15 Restatement) and
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources).

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q for the six months ended January 31, 2007, including any amendments to those filings.

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

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2007	2006
	(as restated,	(as restated,
	see Note 15)	see Note 15)
Net cash provided by operating activities	$108,319	$35,521
Cash flows from investing activities:
Capital expenditures	(62,058)	(55,112)
Proceeds from sale of businesses	--	30,712
Other investing activities, net	354	(4,018)
Net cash used in investing activities	(61,704)	(28,418)
Cash flows from financing activities:
Repurchases of common stock	(15,007)	--
Proceeds from borrowings under Non-Recourse Real Estate Financings	33,067	5,233
Payments of Non-Recourse Real Estate Financings	(1,493)	--
Proceeds from borrowings under other long-term debt	48,012	20,980
Payments of other long-term debt	(58,508)	(24,909)
Proceeds from exercise of stock options	6,803	27,635
Other financing activities, net	3,583	2,919
Net cash provided by financing activities	16,457	31,858
Net increase in cash and cash equivalents	63,072	38,961
Cash and cash equivalents:
Beginning of period	191,794	136,580
End of period	$254,866	$175,541

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

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, except for the restatement discussed in Note 15.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 2006.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The July 31, 2006 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2007
	(in thousands)
	(Unaudited)
	(as restated, see Note 15)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(35,705)	$160,969	$(16,945)	$108,319
Cash flows from investing activities:
Capital expenditures	--	(42,349)	(19,709)	(62,058)
Other investing activities, net	--	2,578	(2,224)	354
Net cash used in investing activities	--	(39,771)	(21,933)	(61,704)
Cash flows from financing activities:
Repurchases of common stock	--	(15,007)	--	(15,007)
Proceeds from borrowings under long-term debt	--	1,645	79,434	81,079
Payments of long-term debt	--	(5,662)	(54,339)	(60,001)
Proceeds from exercise of stock options	6,803	--	--	6,803
Other financing activities, net	3,432	(2,604)	2,755	3,583
Advances from (to) affiliates	25,470	(32,485)	7,015	--
Net cash (used in) provided by financing activities	35,705	(54,113)	34,865	16,457
Net increase (decrease) in cash and cash equivalents	--	67,085	(4,013)	63,072
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$247,083	$7,783	$254,866

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2006
	(in thousands)
	(Unaudited)
	(as restated, see Note 15)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(19,028)	$64,873	$(10,324)	$35,521
Cash flows from investing activities:
Capital expenditures	--	(48,510)	(6,602)	(55,112)
Proceeds from sale of businesses	--	30,712	--	30,712
Other investing activities, net	--	414	(4,432)	(4,018)
Net cash used in investing activities	--	(17,384)	(11,034)	(28,418)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	20,392	5,821	26,213
Payments of long-term debt	--	(24,909)	--	(24,909)
Proceeds from exercise of stock options	27,635	--	--	27,635
Other financing activities, net	6,376	1,792	(5,249)	2,919
Advances (to) from affiliates	(14,983)	(3,364)	18,347	--
Net cash provided by (used in) financing activities	19,028	(6,089)	18,919	31,858
Net increase (decrease) in cash and cash equivalents	--	41,400	(2,439)	38,961
Cash and cash equivalents:
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$134,279	$41,262	$175,541

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

15.           Restatement

The Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2007 and 2006 have been restated.  The Company has restated its Consolidated Condensed Statements of Cash Flows by reclassifying cash outflows related to its investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction of cash flows provided by operating activities with an equal and off-setting impact to cash flows used in investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Condensed Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Operations for any period presented.

The following table presents the effect of the restatement on the Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2007 and 2006 (in thousands):

	Six Months Ended January 31, 2007
	As Reported	Adjustment	As Restated
Net cash provided by operating activities	$196,886	$(88,567)	$108,319

Cash flow from investing activities:
Investments in real estate	(88,567)	88,567	--
Net cash used in investing activities	(150,271)	88,567	(61,704)

Cash flow from financing activities:
Net cash provided by financing activities	16,457	--	16,457

Net increase in cash and cash equivalents	63,072	--	63,072

Cash and cash equivalents:
Beginning of period	191,794	--	191,794
End of period	$254,866	$--	$254,866

	Six Months Ended January 31, 2006
	As Reported	Adjustment	As Restated
Net cash provided by operating activities	$100,426	$(64,905)	$35,521

Cash flow from investing activities:
Investments in real estate	(64,905)	64,905	--
Net cash used in investing activities	(93,323)	64,905	(28,418)

Cash flow from financing activities:
Net cash provided by financing activities	31,858	--	31,858

Net increase in cash and cash equivalents	38,961	--	38,961

Cash and cash equivalents:
Beginning of period	136,580	--	136,580
End of period	$175,541	$--	$175,541

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended July 31, 2006 ("Form 10-K/A") and the Consolidated Condensed Financial Statements as of January 31, 2007 and 2006 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q/A, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to, general business and economic conditions, terrorism, war, the weather, changes in the competitive environment of the mountain and lodging industries, real estate development risk, and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

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

Restatement

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 15, Restatement, of the Notes to Consolidated Condensed Financial Statements.

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

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company's Form 10-K/A, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters are seasonally high for cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year.  Additionally, cash provided by operating activities can be impacted by the timing of closings on real estate development projects that may or may not occur in any given period.  In total, the Company generated $63.1 million of cash in the six months ended January 31, 2007 which represents an increase of $24.1 million in cash generated compared to the six months ended January 31, 2006.  Cash provided by operating activities improved $72.8 million for the six months ended January 31, 2007 compared to the six months ended January 31, 2006, as restated, and was primarily attributable to a $62.8 million increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the six months ended January 31, 2007) primarily as a result of closings on certain development projects including Gore Creek Townhomes and the second phase of the Mountain Thunder Condominiums in Breckenridge and an $18.1 million increase in Resort Reported EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA), partially offset by an increase in investments in real estate of $23.7 million for the six months ended January 31, 2007 compared to the six months ended January 31, 2006.  Cash used in investing activities increased by $33.3 million for the six months ended January 31, 2007, as restated, due to increased capital expenditures of $6.9 million.  Additionally, cash proceeds of $30.7 million were received in the six months ended January 31, 2006 from the sale of SRL&S.  With regards to financing activities, cash provided by these activities declined $15.4 million due to a decrease in cash proceeds from exercise of stock options in the amount of $23.8 million (including tax benefits) for the six months ended January 31, 2007 compared to the six months ended January 31, 2006.  Additionally, the Company repurchased $15.0 million of its common stock during the six months ended January 31, 2007.  The Company had an increase in net borrowings of $19.8 million, which was used to fund a portion of its investment in real estate.

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

Readers are also referred to the risk factors identified in the Company’s Form 10-K/A.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Consideration of Restatement

In connection with the restatement described in Note 15 to the Consolidated Condensed Financial Statements and the filing of this Form 10-Q/A, the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), re-evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon their re-evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Form 10-Q/A, the Company’s disclosure controls and procedures were effective.

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

ITEM 5.  OTHER INFORMATION.

On January 4, 2007, the Company’s stockholders approved the Amended and Restated 2002 Long-Term Incentive and Share Award Plan as referenced in Part II, Item 4 of this Form 10-Q/A which had previously been approved by the Board on November 6, 2006.  The Amended and Restated 2002 Long-Term Incentive and Share Award Plan is described in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders. A copy of that description is attached as Exhibit 99.1 and incorporated herein by this reference.

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

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	17
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	18
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	19
99.1
Description of Amended and Restated 2002 Long-Term Incentive and Share Award Plan from proxy statement for the 2006 Annual Meeting of Stockholders (incorporated by reference to Exhibit 99.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2007).

b) Exhibits

The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 24, 2007.

Date: August 24, 2007	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)