Form 10-Q/A
period 2007-04-30
VAIL RESORTS INC
filed 2007-08-24
CIK 812011

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

Explanatory Note

The Company is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2007 and 2006 as described in Note 14, Restatement, of the Notes to Consolidated Condensed Financial Statements.  As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007 filed with the United States Securities and Exchange Commission (the “SEC”) on June 8, 2007, the Company was in discussion with the staff of the SEC regarding the Company’s classification of its Real Estate segment cash inflows and outflows within the operating and investing sections of its Consolidated Condensed Statements of Cash Flows.  Following these discussions, the Company concluded to restate its Consolidated Condensed Statements of Cash Flows by reclassifying its cash outflows in investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction of cash flows provided by operating activities with an equal and off-setting impact to cash flows used in investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Condensed Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Operations for any period presented.  The Company is also filing amendments to its Annual Report on Form 10-K for the year ended July 31, 2006 and Quarterly Reports on Form 10-Q for the quarters ended October 31, 2006 and January 31, 2007 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on June 8, 2007 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.  The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I – Item 1 – Financial Statements (Consolidated Condensed Statements of Cash Flows, Note 13 Guarantor Subsidiaries and Non-Guarantor Subsidiaries – Restated, Note 14 Restatement) and
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources).

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q for the nine months ended April 30, 2007, including any amendments to those filings.

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

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006
	(as restated,	(as restated,
	see Note 14)	see Note 14)
Net cash provided by operating activities	$164,311	$89,352
Cash flows from investing activities:
Capital expenditures	(82,012)	(63,683)
Proceeds from sale of businesses	3,544	30,712
Purchase of minority interest	(8,387)	--
Other investing activities, net	453	(4,419)
Net cash used in investing activities	(86,402)	(37,390)
Cash flows from financing activities:
Repurchases of common stock	(15,007)	--
Proceeds from borrowings under Non-Recourse Real Estate Financings	56,413	9,596
Payments of Non-Recourse Real Estate Financings	(1,493)	--
Proceeds from borrowings under other long-term debt	56,587	26,470
Payments of other long-term debt	(67,171)	(36,781)
Proceeds from exercise of stock options	9,594	44,036
Other financing activities, net	7,813	8,253
Net cash provided by financing activities	46,736	51,574
Net increase in cash and cash equivalents	124,645	103,536
Cash and cash equivalents:
Beginning of period	191,794	136,580
End of period	$316,439	$240,116

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

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, except for the restatement discussed in Note 14.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 2006.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  The July 31, 2006 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2006
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$284,472	$59,493	$(2,576)	$341,389
Total operating expense	7,742	167,605	45,373	(2,576)	218,144
(Loss) income from operations	(7,742)	116,867	14,120	--	123,245
Other (expense) income, net	(6,758)	921	(672)	--	(6,509)
Equity investment income, net	--	760	--	--	760
Loss on put options, net	--	(113)	--	--	(113)
Minority interest in income of consolidated subsidiaries, net	--	--	(5,355)	--	(5,355)
(Loss) income before income taxes	(14,500)	118,435	8,093	--	112,028
Benefit (provision) for income taxes	5,655	(49,408)	62	--	(43,691)
Net (loss) income before equity in income	(8,845)	69,027	8,155		68,337
(loss) of consolidated subsidiaries
Equity in income (loss) of consolidated subsidiaries	77,182	--	--	(77,182)	--
Net income (loss)	$68,337	$69,027	$8,155	$(77,182)	$68,337

	Supplemental Condensed Consolidating Statement of Operations
	For the nine months ended April 30, 2007
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$639,972	$213,097	$(9,047)	$844,022
Total operating expense	525	491,364	177,667	(8,608)	660,948
(Loss) income from operations	(525)	148,608	35,430	(439)	183,074
Other (expense) income, net	(20,276)	2,319	(3,115)	542	(20,530)
Equity investment income, net	--	3,990	--	--	3,990
Loss on sale of business	--	(601)	--	--	(601)
Gain on put options, net	--	690	--	--	690
Minority interest in income of consolidated subsidiaries, net	--	--	--	(9,707)	(9,707)
(Loss) income before income taxes	(20,801)	155,006	32,315	(9,604)	156,916
Benefit (provision) for income taxes	8,113	(69,437)	127	--	(61,197)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(12,688)	85,569	32,442	(9,604)	95,719
Equity in income (loss) of consolidated subsidiaries	108,407	--	--	(108,407)	--
Net income (loss)	$95,719	$85,569	$32,442	$(118,011)	$95,719

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

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2007
(in thousands)
(Unaudited)
(as restated, see Note 14)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(7,730)	$150,857	$21,184	$164,311
Cash flows from investing activities:
Capital expenditures	--	(72,270)	(9,742)	(82,012)
Proceeds from sale of businesses	--	3,544	--	3,544
Purchase of minority interest	--	(8,387)	--	(8,387)
Other investing activities, net	--	(333)	786	453
Net cash used in investing activities	--	(77,446)	(8,956)	(86,402)
Cash flows from financing activities:
Repurchases of common stock	(15,007)	--	--	(15,007)
Proceeds from borrowings under long-term debt	--	1,242	111,758	113,000
Payments of long-term debt	--	(5,263)	(63,401)	(68,664)
Proceeds from exercise of stock options	9,594	--	--	9,594
Other financing activities, net	3,892	15,755	(11,834)	7,813
Advances (to) from affiliates	9,251	7,960	(17,211)	--
Net cash provided by (used in) financing activities	7,730	19,694	19,312	46,736
Net increase (decrease) in cash and cash equivalents	--	93,105	31,540	124,645
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$273,103	$43,336	$316,439

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the nine months ended April 30, 2006
	(in thousands)
	(Unaudited)
	(as restated, see Note 14)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(33,877)	$133,231	$(10,002)	$89,352
Cash flows from investing activities:
Capital expenditures	--	(56,879)	(6,804)	(63,683)
Proceeds from sale of businesses	--	30,712	--	30,712
Other investing activities, net	--	6	(4,425)	(4,419)
Net cash used in investing activities	--	(26,161)	(11,229)	(37,390)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	--	26,645	9,421	36,066
Payments of long-term debt	--	(27,129)	(9,652)	(36,781)
Proceeds from exercise of stock options	44,036	--	--	44,036
Other financing activities, net	13,454	(2,604)	(2,597)	8,253
Advances (to) from affiliates	(23,613)	34,953	(11,340)	--
Net cash provided by (used in) financing activities	33,877	31,865	(14,168)	51,574
Net increase (decrease) in cash and cash equivalents	--	138,935	(35,399)	103,536
Cash and cash equivalents:
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$231,814	$8,302	$240,116

14.           Restatement

The Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2007 and 2006 have been restated.  The Company has restated its Consolidated Condensed Statements of Cash Flows by reclassifying its cash outflows related to its investments in real estate, disclosed as a separate line item, from investing activities to operating activities.  Consequently, this restatement resulted in a reduction of cash flows provided by operating activities with an equal and off-setting impact to cash flows used in investing activities.  This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Condensed Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Operations for any period presented.

The following table presents the effect of the restatement on the Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2007 and 2006 (in thousands):

	Nine Months Ended April 30, 2007
	As Reported	Adjustment	As Restated
Net cash provided by operating activities	$285,425	$(121,114)	$164,311

Cash flow from investing activities:
Investments in real estate	(121,114)	121,114	--
Net cash used in investing activities	(207,516)	121,114	(86,402)

Cash flow from financing activities:
Net cash provided by financing activities	46,736	--	46,736

Net increase in cash and cash equivalents	124,645	--	124,645

Cash and cash equivalents:
Beginning of period	191,794	--	191,794
End of period	$316,439	$--	$316,439

	Nine Months Ended April 30, 2006
	As Reported	Adjustment	As Restated
Net cash provided by operating activities	$177,718	$(88,366)	$89,352

Cash flow from investing activities:
Investments in real estate	(88,366)	88,366	--
Net cash used in investing activities	(125,756)	88,366	(37,390)

Cash flow from financing activities:
Net cash provided by financing activities	51,574	--	51,574

Net increase in cash and cash equivalents	103,536	--	103,536

Cash and cash equivalents:
Beginning of period	136,580	--	136,580
End of period	$240,116	$--	$240,116

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended July 31, 2006 ("Form 10-K/A") and the Consolidated Condensed Financial Statements as of April 30, 2007 and 2006 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q/A, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to, general business and economic conditions, terrorism, war, the weather, changes in the competitive environment of the mountain and lodging industries, real estate development risk, and other factors discussed elsewhere herein and in the Company's filings with the Securities and Exchange Commission ("SEC").

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

Restatement

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 14, Restatement, of the Notes to Consolidated Condensed Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters are seasonally high for cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year.  Additionally, cash provided by operating activities can be impacted by the timing of closings on real estate development projects that may or may not occur in any given period.  In total, the Company generated $124.6 million of cash in the nine months ended April 30, 2007 which represents an increase of $21.1 million in cash generated compared to the nine months ended April 30, 2006.  Cash provided by operating activities improved $75.0 million for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, as restated, and was primarily attributable to a $67.6 million increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the nine months ended April 30, 2007) primarily as a result of closings on certain development projects including Gore Creek Townhomes and the second phase of the Mountain Thunder Townhomes in Breckenridge and a $32.9 million increase in Resort Reported EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA), partially offset by an increase in investments in real estate of $32.7 million for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006. Cash used in investing activities increased by $49.0 million for the nine months ended April 30, 2007, as restated, due to increased capital expenditures of $18.3 million and the purchase of an additional interest in SSI Venture, LLC.  Additionally, cash proceeds of $30.7 million were received in the prior year nine months ended April 30, 2006 from the sale of SRL&S.  Cash provided by financing activities was consistent with the prior period; however, cash proceeds from the exercise of stock options decreased by $42.7 million (including tax benefits) for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006.  Additionally, the Company repurchased $15.0 million of its common stock during the nine months ended April 30, 2007.  The Company had an increase in non-recourse borrowing proceeds of $46.8 million, which was used to fund a portion of its investment in real estate.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Consideration of Restatement

In connection with the restatement described in Note 14 to the Consolidated Condensed Financial Statements and the filing of this Form 10-Q/A, the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), re-evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon their re-evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Form 10-Q/A, the Company’s disclosure controls and procedures were effective.

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

10.2
Limited Waiver, Release, and Third Amendment to Fourth Amended and Restated Credit Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007).

10.3 *
Construction Loan Agreement, dated March 19, 2007 among The Chalets at The Lodge at Vail, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007).

10.4
Completion Guaranty Agreement by and between The Vail Corporation and Wells Fargo Bank, N.A. dated March 19, 2007 (incorporated by reference to Exhibit 10.4 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007).

10.5
Completion Guaranty Agreement by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A. dated March 19, 2007 (incorporated by reference to Exhibit 10.5 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007).

10.6	Development Agreement Guaranty by and between The Vail Corporation and Wells Fargo Bank, N.A. dated March 19, 2007.
10.7
Development Agreement Guaranty by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A. dated March 19, 2007 (incorporated by reference to Exhibit 10.7 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007).

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	18
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	19
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	20
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

Date August 24, 2007	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)