Form 10-K
period 2007-07-31
VAIL RESORTS INC
filed 2007-09-27
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number:  001-09614

Vail Resorts, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0291762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

390 Interlocken Crescent, Suite 1000 Broomfield, Colorado	80021
(Address of Principal Executive Offices)	(Zip Code)

(303) 404-1800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

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
Large accelerated filer ☒                Accelerated filer                       Non-accelerated filer 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $46.25 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2007 (the last business day of the Registrant's most recently completed second quarter) was $1,444,083,591.

As of September 21, 2007, 38,860,120 shares of Common Stock were outstanding.

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

These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	economic downturns;
•	terrorist acts upon the United States;
•	threat of or actual war;
•	unfavorable weather conditions;
•	our ability to obtain financing on terms acceptable to us to finance our real estate investments, capital expenditures and growth strategy;
•	our ability to continue to grow our resort and real estate operations;
•	competition in our mountain and lodging businesses;
•	our ability to hire and retain a sufficient seasonal workforce;
•	our ability to successfully initiate and/or complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations;
•	our reliance on government permits or approvals for our use of federal land or to make operational improvements;
•	our ability to integrate and successfully operate future acquisitions; and
•	adverse consequences of current or future legal claims.

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

PART I

ITEM 1.                      BUSINESS.

General

Vail Resorts, Inc. was organized as a public holding company in 1997 and operates through various subsidiaries (collectively, the "Company").  The Company's operations are grouped into three segments: Mountain, Lodging and Real Estate, which represented approximately 71%, 17% and 12%, respectively, of the Company's revenue for the year ended July 31, 2007.  The Company's Mountain segment owns and operates five premier ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations, which provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile.  The Company's Lodging segment owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, strategic lodging properties and a large number of condominiums located in proximity to the Company's ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (the “Park”), and golf courses.  Collectively, the Mountain and Lodging segments are considered the Resort segment.  The Company's Real Estate segment holds and develops real estate in and around the Company's resort communities.  Financial information by segment is presented in Note 15, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

The Company's portfolio of ski resorts currently includes:

•
Breckenridge Mountain (“Breckenridge”) -- the single most visited resort in the United States for the 2006/2007 ski season, currently ranked seventh best resort in North America by SKI Magazine and well known for its historic town, vibrant nightlife and progressive terrain parks;

•
Vail Mountain (“Vail”) -- the largest single ski mountain in the United States, second most visited in the United States for the 2006/2007 ski season and currently ranked second best resort in North America by SKI Magazine, receiving the top honor in 14 of the past 20 years;

•
Keystone Resort (“Keystone”) -- the third most visited ski resort in the United States  for the 2006/2007 ski season, currently ranked eleventh best resort in North America by SKI Magazine and placed in three of Transworld SNOWboarding Magazine’s Top 10 of 2007 categories for best overall resort, best park and best half-pipe;

•
Heavenly Mountain Resort (“Heavenly”) -- the second largest resort in the United States, market leader at Lake Tahoe and eighth most visited resort in the United States for the 2006/2007 ski season, and currently ranked seventeenth best resort in North America by SKI Magazine; and

•
Beaver Creek Resort (“Beaver Creek”) -- known for delivering luxury and impeccable guest service, currently ranked eighth best resort in North America by SKI Magazine and the ninth most visited resort in the United States for the 2006/2007 ski season.

Vail, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts.  Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, sight-seeing, mountain biking, guided hiking, children’s activities and other recreational activities.

The Company's Mountain segment derives revenue primarily through the sale of lift tickets and season passes as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, retail merchandise and equipment rentals, a variety of dining venues, private club operations and other recreational activities.  In addition to providing extensive guest amenities, the Company also engages, among other activities, in real estate brokerage services and the leasing out of owned commercial space around its base resorts for restaurants and retail stores.

There are approximately 770 ski areas in North America and approximately 485 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience.  One of the primary ski industry statistics for measuring performance is "skier visit", which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.  During the 2006/2007 ski season, combined skier visits for all North American ski areas were approximately 73.0 million and United States skier visits approximated 55.1 million.  The Company's ski resorts had approximately 6.2 million skier visits during the 2006/2007 ski season, or approximately 11.3% of United States skier visits, and an approximate 8.5% share of the North American market's skier visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Regional Airport, and the wide range of amenities available at each resort.  Colorado has approximately 26 ski areas, six of which are classified as "Front Range Destination Resorts", including all of the Company's Colorado resorts, catering to both the Front Range and destination-skier markets.  All Colorado ski resorts combined recorded approximately 12.6 million skier visits for the 2006/2007 ski season with skier visits at the Company's Colorado ski resorts totaling approximately 5.3 million, or approximately 42.3% of all Colorado skier visits for the 2006/2007 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, making it a convenient destination for both day skiers and destination guests.  South Lake Tahoe, where Heavenly is located, is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings.  Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport.  California and Nevada have approximately 21 ski resorts.  Heavenly had approximately 900,000 skier visits for the 2006/2007 ski season, capturing approximately 14.0% of California's and Nevada's 6.4 million total skier visits for the ski season.

There are significant barriers to entry for new ski areas due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure.  While most North American ski areas are individually owned and operated, the Company competes with other major ski resorts, including Whistler Blackcomb, Copper Mountain, Park City Mountain Resort, Deer Valley, Aspen/Snowmass, Mammoth Mountain, Winter Park, Steamboat, Northstar-at-Tahoe and Squaw Valley USA.

The ski industry is highly competitive.  While the ski industry has performed well in recent years, with the six best seasons in history, in terms of United States visitation, occurring in the past seven years, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts or generating more revenue per skier visit.  This has spawned a trend of increased spending on resort improvements to ensure the newest and best technology and to create new attractions such as terrain parks and half-pipes.  Larger ski resort owners, including the Company, generally have a competitive advantage over the individual operator, as the larger owners typically have better access to the capital markets and are also able to create synergies within their operations that enhance profitability.  Additionally, given the fixed cost nature of the ski resort business, the most visited resorts can generally produce a significantly higher net cash flow from operations less capital expenditures enabling a higher level of investment in capital improvements to further distance the experience from other resorts.  All five of the Company’s resorts typically rank in the top ten most visited ski resorts in the United States, and the Company believes it invests more in capital improvements than the vast majority of its competitors.  The Company's primary competitors include the ski areas noted above, other ski areas in Colorado and Lake Tahoe and other destination ski areas worldwide, as well as non-ski related vacation destinations.

There are a variety of factors that contribute to a skier's choice of a ski resort, including terrain, challenge, grooming, service, lifts, accessibility, weather, snowfall, lodging and on- and off-mountain amenities.  All of the Company's resorts consistently rank in the top 20 ski resorts in North America according to industry surveys which the Company attributes to its resorts' ability to provide a high-quality experience in each of the above mentioned categories.  The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2006/2007 (the “Kottke Survey”) and other industry publications.

All of the Company's ski resorts maintain the unique distinction of competing effectively as both market share leaders and quality leaders.  The following inherent and strategic factors contribute directly to each resort’s success:

Superior mountain experience --

•	Size

The Company’s resorts boast some of North America’s most expansive and varied terrain – Vail alone offers approximately 5,300 skiable acres, making it the largest single ski mountain in the United States and second largest resort in North America.  At approximately 4,800 skiable acres, Heavenly is the second largest ski resort in the United States and third largest in North America.  The Company's five ski resorts offer over 17,000 skiable acres in total, with substantial terrain options for beginner, intermediate and advanced skiers and snowboarders.

•	Snow Conditions

The Company's resort locations receive significantly higher than average snowfall compared to most other ski resorts in the United States.  The Company’s resorts in the Colorado Rocky Mountains receive average yearly snowfall between 20 and 30 feet and Heavenly, located in the Sierra Nevada Mountains, receives average yearly snowfall of approximately 23 feet.  Even in these abundant snowfall areas, the Company invests in hi-tech snowmaking systems.  Additionally, the Company meticulously maintains its slopes with extensive fleets of snow grooming equipment.

•	Terrain Parks

The Company's resorts are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders.  Each resort has multiple terrain parks and half-pipes that include progressively-challenging features.  This park structure, coupled with new freestyle ski school programs, promotes systematic learning from basic to professional skills.  Keystone’s A51 Terrain Park is one of the largest parks offering night riding in the country.  Breckenridge’s Freeway Terrain Park & Pipe is ranked by Transworld SNOWboarding Magazine to be among the top rated terrain park and half-pipes in North America.

•	Lift Service

The Company systematically upgrades its lifts to streamline skier traffic and maximize guest experience.  In the past three fiscal years, the Company has installed six high-speed chairlifts or gondolas across its resorts: one four-passenger chairlift and one eight-passenger gondola at Breckenridge, three four-passenger chairlifts at Beaver Creek and one six-passenger chairlift at Heavenly.  New for the 2007/2008 ski season, the Company is installing two four-passenger high-speed chairlifts at Vail, one eight-passenger gondola at Beaver Creek and one four-passenger high-speed chairlift at Heavenly.

Extraordinary service and amenities --

•	Commitment to Guest Service

The Company’s mission is to provide quality service at every level of the guest experience.  Prior to arrival, guests receive personal assistance through the Company’s full-service, in-house travel center in booking desired lodging accommodations, lift tickets, ski school classes, equipment rentals and air and ground travel.  On-mountain hosts engage guests and answer questions and all personnel, from lift operators to ski patrol, convey the guest-oriented culture.  The Company solicits guest feedback through a variety of surveys and results are utilized to ensure high levels of customer satisfaction to understand trends and develop future resort programs and amenities.

•	Exceptional Ski Schools

The Company’s resorts are home to some of the world’s finest ski and snowboard schools.  New programs, such as beginner terrain park instruction and family group lessons, effectively differentiate the Company’s ski school offerings from those of its competitors.

•	Dining

The Company’s resorts provide a variety of quality dining venues, ranging from top-rated fine dining restaurants, to trailside express food service outlets.  The dining offerings range from on-mountain lunch and dinner options to base village dining experiences.

•	Village Experiences

The Company is an industry leader in providing comprehensive destination vacation experiences, including non-ski activities designed to appeal to a broad range of interests.  Each of the Company’s resorts feature an alpine village setting with extensive retail, restaurants, spas, youth activities, cultural events, live music and entertainment.  Each resort features village-level gondola access to on-mountain activities.

  Integrated businesses --

•	Lodging

Lodging options are an integral part of providing a complete resort experience.  The Company’s twelve owned and managed hotels (including four RockResorts branded hotels at the Company’s mountain resorts) and inventory of approximately 1,600 managed condominiums rooms at the Company’s mountain resorts provide numerous accommodation options for its guests.  The Company can further leverage these lodging operations by packaging lodging with its ski product offerings to further enhance the guest experience.

•	Retail/rental

The Company, through SSI Venture, LLC ("SSV"), has over 145 retail/rental locations specializing in sporting goods including ski, snowboard, golf and cycling equipment.  In addition to providing a major retail/rental presence at each of the Company's ski resorts, the Company also has retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area and Salt Lake City.  Many of the locations in the Front Range and in the San Francisco Bay Area also offer a prime venue for selling the Company’s season pass products.

•	Vail Resorts Development Company (“VRDC”)
The Company continually upgrades and expands available services and amenities through capital improvements and real estate development activities.  The Company’s real estate development efforts provide the Company with the ability to add profitability to the Company while expanding the destination bed base and upgrading its resorts through the development of amenities such as luxury hotels, private clubs, spas, parking and commercial space for upscale restaurants and retail shops.  Current projects under development include the major revitalization of the primary portals to Vail Mountain at Vail Village and LionsHead, including The Arrabelle at Vail Square and The Lodge at Vail Chalets, and new villages at the base of Breckenridge's Peaks 7 and 8.

•	Environmental stewardship
As part of a long-standing commitment to responsible stewardship of its natural mountain settings, the Company has several initiatives in environmental sustainability which transcend throughout all of the Company’s operations.  For example, it has chosen to offset 100% of its energy use by purchasing 145,000 megawatt-hours of wind energy credits annually for its five mountain resorts, its lodging properties including RockResorts, GLTC, all of its retail/rental locations and its corporate headquarters in Broomfield, Colorado.  The Company’s headquarters is LEED-certified and the Company also plans on developing the largest LEED-certified project for resort use in North America announced to date.  Additionally, the Company is partnering with the National Forest Foundation to raise funds for various conservation projects in the White River National Forest in Colorado and the National Forest of Tahoe Basin in California/Nevada where the Company operates its five mountain resorts.

Accessibility from major metropolitan areas --

•	Destination Visitation
The Company's Colorado resorts are proximate to both Denver International Airport and Eagle County Regional Airport.  Heavenly is proximate to both Reno/Tahoe International Airport and Sacramento International Airport.

•	In-State Visitation

The Colorado Front Range market, with a population of approximately 3.8 million, is within approximately 100 miles from each of the Company's Colorado resorts, with access via a major interstate highway.  Additionally, Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay Area.  These markets provide the Company with excellent opportunities to market its season pass products which provided approximately 25% of the Company’s total lift revenues for the 2006/2007 ski season.

The Company promotes its resorts through an extensive marketing and sales program, which includes print media advertising in lifestyle and industry publications, direct marketing to a targeted audience, promotional programs, loyalty programs that reward frequent guests and sales and marketing directed at attracting groups, corporate meetings and convention business.  Additionally, the Company markets directly to many of its guests through its websites and internet presence, which provide visitors with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein).  The Company also enters into strategic partnerships with selected "name brand" companies to increase its market exposure and create opportunities for cross-marketing.

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April.  In an effort to partially counterbalance the concentration of revenue in the winter months, the Company offers non-ski season attractions such as sight-seeing, mountain biking, guided hiking, children’s activities and other recreational activities such as golf (included in the operations of the Lodging segment).  These activities also help attract destination conference and group business to the Company's resorts.

Lodging Segment

The Company's Lodging segment includes the following operations:

•
RockResorts-- a luxury hotel management company with a portfolio of three Company-owned and four managed, third-party owned resort hotels with locations in Colorado, Wyoming and New Mexico.  Sites currently under development as RockResorts owned or managed properties include; The Arrabelle at Vail Square, The Chateau at Heavenly Village, The Landings St. Lucia, West Indies, Rum Cay Resort Marina, Bahamas and the Eleven Biscayne Hotel & Spa, Miami, Florida;

•
Six additional independently flagged Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa ("Vail Marriott"), Mountain Thunder Lodge and Austria Haus Hotel and condominium management operations in and around the Company's Colorado ski resorts;

•	GTLC-- a summer destination resort with three resort properties in the Park and the Jackson Hole Golf & Tennis Club (“JHG&TC”) near Jackson, Wyoming; and

•	Six Company owned resort golf courses (including JHG&TC).

The Lodging segment currently includes approximately 3,900 owned and managed hotel and condominium rooms.   The Company's resort hotels collectively offer a wide range of services to guests.

The Company's portfolio of owned or managed luxury resort hotels and other hotels and resorts currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
La Posada de Santa Fe	Santa Fe, NM	Manage	157
The Lodge at Vail	Vail, CO	Own	149
Snake River Lodge & Spa	Teton Village, WY	Manage	149
The Keystone Lodge	Keystone, CO	Own	145
Hotel Jerome	Aspen, CO	Manage	92
The Pines Lodge	Beaver Creek, CO	Own	69
The Lodge & Spa at Cordillera	Edwards, CO	Manage	63

Other Hotels and Resorts:
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	37
Vail Marriott Mountain Resort	Vail, CO	Manage	344
& Spa
The Great Divide Lodge	Breckenridge, CO	Own	208
Inn at Keystone	Keystone, CO	Own	103
Mountain Thunder Lodge	Breckenridge, CO	Manage	96
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Inn at Beaver Creek	Beaver Creek, CO	Own	46
Austria Haus Hotel	Vail, CO	Manage	25
Ski Tip Lodge	Keystone, CO	Own	10

The Company's Lodging strategy seeks to complement and enhance its ski resort operations through the ownership or management of lodging properties in proximity to its ski resorts and management of luxury resorts in premier destination locations.  The Company currently has under construction The Arrabelle at Vail Square (includes a 36-room RockResorts hotel plus condominiums with “lock-off” capabilities which provide the potential opportunity for the rental of up to 50 additional hotel-size rooms) at the base of Vail Mountain, expected to open during the 2007/2008 ski season.  The Company also recently added the Hotel Jerome in Aspen, Colorado to its portfolio of managed hotel properties.

Additionally, the Company continues to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s design, development and sales.

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy.  The service quality and level of accommodations of the RockResorts’ hotels place them in the luxury category and certain of the Company’s other hotels are categorized in the luxury, as well as, upper upscale segments of the hotel market, which represents hotels achieving the highest average daily rates ("ADR") in the industry, and includes such brands as the Ritz-Carlton, Four Seasons and Starwood's Luxury Collection hotels.  The luxury and upper upscale segments consist of approximately 630,000 rooms at approximately 1,690 properties in the United States as of July 2007.  For the year ended July 31, 2007, the Company's owned hotels, which includes a combination of certain RockResorts, as well as other hotels around the Company’s ski resorts, had an overall ADR of $167.15, a paid occupancy rate of 64.7% and revenue per available room (“RevPAR”) of $108.10, as compared to the upper upscale segment’s ADR of $156.00, a paid occupancy rate of 71.1% and RevPAR of $110.97. The Company believes that this comparison to the upper upscale category is appropriate as its mix of owned hotels include those in the luxury and upper upscale categories, as described above, as well as certain of its hotels that fall in the upscale category.  The highly seasonal nature of the Company's lodging properties results in lower average occupancy as compared to the general lodging industry.

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors.  The Company's properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels as well as facilities owned or managed by national and international chains, including such brands as Ritz-Carlton, Four Seasons, Westin, Hyatt, Hilton, Marriott and Starwood's Luxury Collection.  The Company's lodging strategy, through RockResorts, is focused on the resort hotel niche within the luxury segment.  The Company's properties also compete for convention and conference business across the national market.  The Company believes it is highly competitive in the resort hotel niche for the following reasons:

•	All of the Company's hotels are located in unique highly desirable resort destinations.

•
The Company's hotel portfolio has achieved some of the most prestigious hotel designations in the world, including eight properties and four hotel restaurants in its portfolio that are currently rated as AAA 4-Diamond.

•	The RockResorts brand is a historic brand name with a rich tradition associated with high quality luxury resort hotels.

•	Many of the Company's hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience.

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

•
The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvements.  Capital funding for third-party owned properties is provided by the owners of those properties.  Recently completed projects include extensive upgrades to The Pines Lodge, the rebuild of the clubhouse and a number of golf course improvements at JHG&TC and the Beaver Creek Golf Club, remodel of the Village Hotel, five additional suites added to the Snake River Lodge & Spa (“SRL&S”) and room renovations at The Lodge at Vail.  Planned and current projects include extensive facility upgrades at GTLC’s properties within the Park, further room renovations at The Lodge at Vail, in addition to a new 9,000 square foot spa and guest suites being completed in connection with the "Front Door" project in Vail, expansion and renovation of the spa at The Keystone Lodge, renovations at La Posada de Santa Fe and full renovation and repositioning of The Inn at Beaver Creek.

The Company promotes its luxury and resort hotels and seeks to maximize lodging revenue by using its marketing network established at the Company's ski resorts.  The Company's marketing network includes local, national and international travel relationships which provide the Company's central reservation systems with a significant volume of transient customers.  Additionally, the hotels and the Company have active sales forces to generate conference and group business.

The Company also owns GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Park under a 15 year concessionaire agreement with the National Park Service (“NPS”).  GTLC also owns JHG&TC, which is located outside of the Park near Jackson, Wyoming.  GTLC's operations within the Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 385 areas within the National Park System covering approximately 84 million acres across the United States and its territories.  Of the 385 areas, 58 are classified as National Parks.  There are more than 500 NPS concessionaires, ranging from small privately-held businesses to large corporate conglomerates.  The NPS uses "recreation visits" to measure visitation within the National Park System.  In calendar 2006, areas designated as National Parks received approximately 60.4 million recreation visits.  The Park, which spans approximately 310,000 acres, had 2.4 million recreation visits during calendar 2006, or approximately 4% of total National Park recreation visits.  Four concessionaires provide accommodations within the Park, including GTLC.  GTLC offers three lodging options within the Park: Jackson Lake Lodge, a full-service, 385-room resort with conference facilities which can accommodate up to 700 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 350 campsites and a 112-space RV park.  GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments.  GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Park tours.  Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Park operate near full capacity during their operating season.

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations).  In recent years, the Company has grown its business by promoting its extensive conference facilities and offering more off-season activities to help offset the seasonality of the Company's lodging business.  The Company owns and operates six golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort.  JHG&TC was ranked the second best course in Wyoming for 2006 by Golf Digest, the Tom Fazio course was ranked the best course in Colorado in the State by State ranking for 2007 by Golfweek and ranked the sixth best course in Colorado for 2006 by Golf Digest, and the Greg Norman course was ranked the third best course in Colorado in the State by State ranking for 2007 by Golfweek and ranked the ninth best course in Colorado for 2006 by Golf Digest and 24th in the United States in the 2006 "Top 100 You Can Play" by Golf Magazine.  Red Sky Ranch was ranked one of America’s Top 100 Golf Communities in 2007 by Travel & Leisure Golf.

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado and in Teton County, Wyoming.  The Company's real estate operations, through VRDC, a wholly owned subsidiary of the Company, include the planning, oversight, marketing, infrastructure improvement and development of the Company's real property holdings.  In addition to the substantial cash flow generated from real estate sales, these development activities benefit the Company's mountain and lodging operations through (i) the creation of additional resort lodging and unique facilities and venues (primarily restaurant, commercial space, parking structures and private mountain clubs) which provide the Company with the opportunity to create new sources of recurring revenue, enhance the guest experience at the resort and expand the destination bed base, (ii) the ability to control the architectural themes of the Company's resorts and (iii) the expansion of the Company's property management and commercial leasing operations.  Additionally, in order to facilitate the sale of real estate development projects, these projects often include the construction of amenities for the benefit of the development, such as chairlifts, gondolas, ski trails or golf courses.  While these improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit mountain and lodging operations.

The Company in recent years has primarily focused on projects that involve significant vertical development as it is doing or proposes to do for certain projects including The Arrabelle at Vail Square (“Arrabelle”), Vail’s Front Door, Peaks 7 and 8 at Breckenridge, The Ritz-Carlton Residences, Vail and Ever Vail.  The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects.  In some instances as warranted by the Company’s business model, VRDC attempts to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling improved and entitled land to third party developers for cash payments while retaining the right to approve the development plans as well as an interest in the developer's profit.  The Company also typically retains the option to purchase, at cost, any retail/commercial space created in a development.  The Company is able to secure these benefits from third party developers because of the high property values and strong demand associated with property in close proximity to the Company's mountain resort facilities.

VRDC's principal activities include (i) the vertical development of certain residential mixed-use projects that consist of both the sales of real estate units to third parties and the construction of resort depreciable assets such as hotels, private clubs, commercial space, parking structures and other amenities that the Company will own and operate and that will benefit the Company’s mountain and lodging operations, (ii) the sale of single-family homesites to individual purchasers, (iii) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, single family home, lodge and mixed use developments, (iv) the zoning, planning and marketing of resort communities, (v) arranging for the construction of the necessary roads, utilities and resort infrastructure for new resort communities and (vi) the purchase of selected strategic land parcels for future development.

VRDC’s current and planned activities include the following major projects:

•
The Arrabelle at Vail Square – Currently under construction with an anticipated completion date in the 2007/2008 ski season, Arrabelle is a luxurious 2.27-acre redevelopment site at the base of Vail Mountain.  It will include approximately 33,000 square feet of retail and restaurant space, a 36-room RockResorts hotel, a spa, a private mountain club, a winter ice rink and skier-services facilities.  This development also features 67 distinctive, privately-owned residences, some of which have “lock-off” capabilities, which provides the potential opportunity for the rental of up to 50 additional hotel-size rooms.

•
Vail’s Front Door – This development consists of thirteen chalets at The Lodge at Vail Chalets, which will range in size from approximately 3,700 to 5,700 square feet.  This project also includes the Vail Mountain Club, a private ski club, which will offer members exclusive amenities including a spacious member lounge, ski valet concierge services, private lockers and valet parking.  In addition to the Chalets and the Vail Mountain Club, construction also includes a new 7,700 square foot RockResorts spa, two additional guest suites at The Lodge at Vail, new skier services space that will include a retail/rental shop, ticketing and ski school product sales, a coffee house and ski storage.  The Company expects the project to be completed in calendar year 2008.

•
Peaks 7 & 8 at Breckenridge – These projects encapsulate the development vision for the base areas of Peaks 7 and 8 at Breckenridge Ski Resort.  The master plan includes ski-in/ski-out residential and retail development, which will connect to the Town of Breckenridge via the BreckConnect gondola.  Crystal Peak Lodge, a residential offering at Peak 7, consists of 46 ski-in/ski-out residences and certain amenities which include a retail/rental shop, ticket sales counter and outdoor plaza.  The projects also include the planned redevelopment of the existing Peak 8 base area.  Currently in the planning stage is a multi-use development which includes 325,000 to 350,000 saleable residential square footage (approximately 280 units); approximately 48,000 square feet of skier services and 14,000 square feet of commercial space; and amenities that include restaurant, conference facilities, private club, aquatic area and retail/rental shops.

•
The Ritz-Carlton Residences, Vail – Located in LionsHead, this project consists of 71 whole ownership luxury residences and 45 Ritz-Carlton Club fractional ownership units. This development will offer exclusive amenities, including a great room with bar, ski valet concierge services, fitness facility and a heated parking garage with valet service.

•
Ever Vail – This development is being planned to be the largest LEED-certified project for resort use in North America announced to date.  The project is planned to transform the 9.5-acre site, currently known as West LionsHead, into a truly “green” multi-use resort village consisting of residences, a hotel, offices, retail/rental shops and restaurants, mountain operations facilities, a public parking garage, a new skier portal and a public park.  Ever Vail will encompass approximately 1.4 million square feet and include between 800,000 and 1.0 million saleable square feet of residential and commercial space.

Additionally, VRDC is currently in the planning and approval stages for numerous projects in Keystone, Beaver Creek and Heavenly.

Employees

The Company, through certain operating subsidiaries, currently employs approximately 3,100 year-round and 10,800 seasonal employees.  In addition, the Company manages approximately 800 year-round and 200 seasonal employees on behalf of the owners of the managed hotel properties.   None of the Company's employees are unionized.  The Company considers employee relations to be good.

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

The permits originally granted by the Forest Service were (i) Term Special Use Permits granted for 30-year terms, but which may be terminated upon 30 days written notice by the Forest Service if it determines that the public interest requires such termination and (ii) Special Use Permits that are terminable at will by the Forest Service.  In November 1986, a law was enacted providing that Term Special Use Permits and Special Use Permits may be combined into a unified single Term Special Use Permit that can be issued for up to 40 years.  The unified Term Special Use Permits for the Company’s Colorado resorts were amended in 2003 to reflect the permit boundary maps and acreage amounts set forth in the 2002 White River National Forest Plan.  Changes to the permit boundaries are not material to the Company's plans.  Vail operates under a unified Term Special Use Permit for the use of 12,226 acres that expires October 31, 2031.  Breckenridge operates under a unified Term Special Use Permit for the use of 5,702 acres that expires December 31, 2029.  Keystone operates under a unified Term Special Use Permit for the use of 8,376 acres that expires December 31, 2032.  Beaver Creek operates under a unified Term Special Use Permit for the use of 3,801 acres that expires December 31, 2038.  Heavenly operates under a Term Special Use Permit for the use of 7,050 acres that expires May 1, 2042.

For use of the Special Use Permits, the Company pays a fee to the Forest Service ranging from 1.5% to 4.0% of sales for services occurring on Forest Service land.  Included in the calculation are sales from, among other things, lift tickets, season passes, ski school lessons, food and beverages, equipment rentals and retail merchandise.

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

Federal Regulations, Company Proposals and Related Approvals

The Company's resort, real estate and lodging operations require permits and approvals from certain Federal, state, and local authorities.  In particular, the Company's operations are subject to environmental laws and regulations, and compliance with such laws and regulations requires various expenditures and may at times require modifications of the Company's development plans and operations.  The impact of these modifications and expenditures may have a detrimental effect on the Company’s results of operations.  There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect to the Company, or that material permits, licenses, or approvals will not be terminated, not be renewed or be renewed on terms or interpreted in ways that are materially less favorable to the Company.  Although the Company believes that it will be successful in implementing its development plans and operations in ways satisfactory to it, no assurance can be given that any particular permits and approvals will be obtained or upheld on judicial review.

Breckenridge Regulatory Matters

The Company has submitted a programmatic update to the Breckenridge Master Plan to the Forest Service and expects a response this fall.  No environmental documentation will be required for this update.  However, as specific projects contemplated by such Master Plan are implemented, the Company would be required to comply with the National Environmental Policy Act (“NEPA”) or other applicable laws.

The Company is proceeding with the development of the Peak 8 base area, for which it has received the necessary approvals from the Town of Breckenridge and other requisite approvals from the Federal government.  However, construction of the approved development remains subject to site plan, architectural and similar approvals by the Town of Breckenridge.

Keystone Regulatory Matters

In March 2000, the Company announced that Keystone and the Forest Service would conduct a joint water quality study of possible impacts on four streams from snowmaking operations at Keystone.  This study was completed in 2001 and concluded that the levels of tested metals were within applicable Colorado state water quality standards.  Because this study only examined one calendar year of measurement, Keystone agreed to conduct ongoing water quality monitoring combined with a use attainability analysis for the Colorado Water Quality Control Commission (the "Commission") to further assess water quality conditions at Keystone.  In March 2004, the Commission adopted a regulation that rejected a proposal to add four streams at Keystone to the list of Colorado streams that do not achieve water quality standards.  In June 2005, the U.S. Environmental Protection Agency upheld the Commission's decision.  Ongoing monitoring of water quality at Keystone indicates compliance with all applicable water quality standards.

The Company is currently revising the Keystone Master Ski Area Development Plan and expects the plan to be completed and submitted to the Forest Service during fall 2007.

In August 2007, the Company requested the Forest Service approval of an extension of the River Run Gondola.  If approval is received, we do not anticipate needing any further regulatory approvals to extend the River Run Gondola.

Vail and Beaver Creek Regulatory Matters

In September of 2007 the Company submitted the Vail Master Development Plan to the Forest Service for approval.  The Vail Master Development Plan includes, among other things, additional snowmaking on Vail and a race facility expansion at Vail's Golden Peak.  If the Vail Master Development Plan is accepted by the Forest Service, the Company must first comply with the NEPA before implementing the plan.  In 2003, the Company submitted a proposal to the Forest Service to install a new chair lift in Vail's Sundown Bowl and to upgrade the existing Chair 5 to a high-speed, detachable quad chair lift.  This proposal was put on hold temporarily but has been resubmitted.

In June 2005, the Company submitted a proposal to the Forest Service to construct a chairlift west of Vail’s LionsHead portal to service existing and potential future residential and commercial development in the area.  This proposal was approved in March 2006 and the administrative appeals period for this approval has expired.  However, since receiving approval, the Company has modified the plans for the chairlift and will need to seek approval of the modified plans.

Revision of Forest Plan

The Record of Decision (“ROD”) approving the new White River National Forest Land Resource Management Plan (the "Forest Plan") was issued by the Forest Service in April of 2002.  The Forest Plan sets certain broad regulatory and planning requirements, as well as land use planning, that pertain to recreational, operational and development activities at the Company's four Colorado ski resorts.  The ROD was appealed to the Chief of the Forest Service by the Company and several other interested parties, including environmental groups holding positions opposite to those of the Company.  The Chief's decision on the appeals was issued on September 22, 2004, and was further modified by a Discretionary Review of the Deputy Undersecretary of Agriculture on December 2, 2004.  The Company prevailed on several important issues in both the Chief's decision and the Discretionary Review.

To date, no appellant has filed an action for judicial review of the final decision in Federal court.  It is impossible at this time to predict whether an action for judicial review will be filed, and if so, whether the resolution of it would have a material adverse impact on the Company.

Heavenly Regulatory Matters

Prior to the Company's acquisition of Heavenly, the State of California Regional Water Quality Control Board, Lahontan Region (“Lahontan”), and the El Dorado County Department of Environmental Management required Heavenly's prior owner to conduct an environmental compliance cleanup at a vehicle maintenance facility at Heavenly.  This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998.  All cleanup work has been completed in accordance with the approved work plan and a new underground vault, piping and overflow protection system was installed to prevent any further releases.  A final report was submitted on March 31, 2003 to the above two agencies.  In late 2004, Heavenly was notified by Lahontan that additional monitoring and reporting would be required following snowmelt in 2005 using the three existing monitoring wells.  However, because no water was found in the existing monitoring wells, Lahontan required Heavenly to continue sampling for one more year and groundwater was sampled on two separate occasions in spring 2006 pursuant to the approved work plan.  A monitoring report was submitted to Lahontan which indicated low levels of diesel in the most distant well.  No other contaminants were detected during the monitoring period and Heavenly’s position outlined in its report to Lahontan is that the residual petroleum compounds do not represent a threat to human health, do not represent a threat to surface water quality and do not represent a threat to groundwater quality. On May 31, 2007 Lahontan staff requested Heavenly to resample the existing set of underground monitoring wells on two separate occasions, along with a seasonal seep that is located downstream of the monitoring wells.  The sampling was completed and a report prepared and submitted to Lahontan on August 9, 2007.  The report documented the detectable presence of total petroleum hydrocarbons (TPH), in the diesel range in the most distant well during both sampling events, and in the seep during the first sampling event.  The sampling report also documented the presence of TPH in the oil range during the second sampling event only. No response has been received from Lahontan as of this date.

In July 2003, Heavenly received updated waste discharge requirements ("WDRs") for all lands and facilities within the resort which are located within the State of California.  This includes National Forest lands as well as fee-owned lands.  The approval was given by the State of California Water Resources Control Board, Lahontan Region.  The approved WDRs will permit Heavenly to continue winter and summer operations and to continue with implementation of the approved Heavenly Ski Area Master Plan ("Heavenly Master Plan").  WDRs are normally valid for ten years.  The WDRs require the retrofit of certain existing facilities within California according to specified deadlines.  The California Main Lodge and Parking Lot are to be retrofitted with water quality Best Management Practices (BMPs), by October 15, 2007 which are to ensure that the Main Lodge and Parking Lot meet specific surface runoff water quality criteria by November 30, 2008.  Due in part to the lengthy time period required to process and approve Heavenly’s Master Plan Amendment, on July 23, 2007 Heavenly requested amendments to the WDRs that will provide for a one year delay in each deadline.  The requests will be considered by the Regional Board at their October 10-11, 2007 meeting.  The WDRs also contained a requirement to retrofit the Upper Vehicle Maintenance Facility with water quality BMPs by October 15, 2006.  That project was delayed for one year based on the jurisdiction of the Forest Service over the site.  The Forest Service had not approved the BMP retrofit by October 15, 2006, therefore Heavenly was unable to implement the improvements.  On June 1, 2007 the Forest Service issued a ROD for the Phase I improvements associated with the Master Plan Amendment.  The Phase I improvements included the approval of the retrofit of the Upper Vehicle Maintenance Facility.  The project will be completed by October 15, 2007.

In 1996, the Heavenly Master Plan was approved by the Forest Service, the Tahoe Regional Planning Authority (“TRPA”) and the underlying units of local government with jurisdiction.  To permit new and upgraded trails, lifts, snowmaking, lodges and other facilities, Heavenly sought to update the Heavenly Master Plan and submitted a "Master Plan Amendment" to those same agencies in 2005.  Initially slated to be completed under an Environmental Assessment, the Forest Service and the TRPA notified Heavenly that an Environmental Impact Report/Statement (“EIR”) would be required for project approval.  The Master Plan Amendment was approved in April 2007 by the TRPA.  On June 1, 2007 the Forest Service issued a ROD approving the Phase I projects contained in the Master Plan Amendment.  On June 19, 2007 the Alpine County Board of County Commissioners approved the Master Plan Amendment for the portions of the resort within the jurisdiction of Alpine County.  On August 21, 2007 the El Dorado County Board of County Commissioners approved the Master Plan Amendment for the portions of the resort within the jurisdiction of El Dorado County.  Included in the first phase of the capital projects contained in the Master Plan Amendment is the construction of a high-speed, detachable quad chair lift.  This construction is currently underway with completion expected prior to the start of the 2007/2008 ski season.

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

Also, in March 2006, Heavenly received an extension of a 1985 allocation of 55 water units (each water unit equals approximately 500 gallons/day) for the same Stagecoach Lodge Planned Development project from the Kingsbury General Improvement District ("KGID").  KGID is the water and sewer district that services the Stagecoach Lodge.  Water allocation units for this service area are limited by the State of Nevada.  However, based on KGID's gallons/day consumptive use formula, and an additional 65 in-basin water units held by Heavenly (subject to a recorded parcel boundary consolidation document that was approved by the Nevada State Engineer on September 30, 1998), a total of 120 water allocation units are available to serve the 120 units approved by Douglas County. On February 13, 2007 Heavenly notified KGID that it would be unable to meet the performance timelines attached to the use of the 55 water units, and would allow them to expire.  On March 19, 2007 the water units reverted to KGID.

GTLC Concession Contract

GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Park under a concession contract with the NPS.  The Company’s concession contract with the NPS for GTLC expires on December 31, 2021.  The Company pays a fee to the NPS of 8.01% of sales occurring in the Park.

Available Information

The Company reports to the Securities and Exchange Commission (“SEC”) information, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act") that are available free of charge on the Company's corporate website (www.vailresorts.com) as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC.  In addition, the Company's Code of Ethics is available on its website.  No content of the Company's corporate website is incorporated by reference herein.  Copies of any materials the Company files with the SEC can be obtained at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.                      RISK FACTORS.

The risks below should carefully be considered together with the other information contained in this report.  The risks described below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially affect its business, financial condition and results of operations.

Risks Related to the Company’s Business

The Company’s business is seasonal.  The Company's mountain and lodging operations are seasonal in nature.  In particular, revenue and profits for the Company's mountain and most of its lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company's owned golf courses occur during the summer months while the winter season generally results in operating losses.  However, revenue and profits generated by GTLC's summer operations, management fees from those managed properties and golf operations are not sufficient to fully offset the Company's off-season losses from its mountain and other lodging operations.  For the year ended July 31, 2007, 79% of total combined mountain and lodging revenue was earned during the Company’s fiscal second and third quarters.  In addition, the timing of major holidays can impact vacation patterns and therefore visitation at the Company's ski resorts.  Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

The Company is vulnerable to the risk of unfavorable weather conditions.  The ability to attract visitors to the Company’s resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season.  Unfavorable weather conditions can adversely affect skier visits and the Company's revenue and profits.  Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment.  Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the Company's mountain resorts.  In the past 20 years, the Company's Colorado ski resorts have averaged between 20 and 30 feet of annual snowfall and Heavenly receives average yearly snowfall of approximately 23 feet, both of which are significantly in excess of the average for United States ski resorts.  However, there is no assurance that the Company's resorts will receive seasonal snowfalls near the historical average in the future.  Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season.  In addition, a severe and prolonged drought could affect the Company’s otherwise adequate snowmaking water supplies or increase the cost of snowmaking.  Unfavorable weather conditions such as drought and forest fires can adversely affect the Company's resorts and lodging properties as vacationers tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season.  There is no way for the Company to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation.

The Company is subject to the risk of economic downturns.  Periods of economic slowdown or recession, whether national, regional or international, may decrease the discretionary spending of the Company’s guests.  Actual or perceived fear of recession may also lead to decreased discretionary spending.  Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and can be adversely affected by economic slowdown or recession, which, in turn, could negatively impact the Company’s operating results. This could further be exacerbated by the fact that the Company charges some of the highest ticket prices, as well as prices for its ancillary business including ski school, in the ski industry.  While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.  Similarly, there can be no assurance that a decrease in the amount of discretionary spending by the public would not have an adverse effect on the Company’s results of operations.

The Company depends on a seasonal workforce.  The Company's mountain and lodging operations are largely dependent on a seasonal workforce.  The Company recruits worldwide to fill staffing needs each season and utilizes visas to enable the use of foreign workers.  In addition, the Company manages seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place.  The Company cannot guarantee that material increases in the cost of securing its seasonal workforce will not be necessary in the future.  In addition, the Company cannot guarantee that it will be able to obtain the visas necessary to hire foreign workers who are an important source for the seasonal workforce.  Increased seasonal wages or an inadequate workforce could have an adverse impact on the Company's results of operations.

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

The Company faces significant competition.  The ski resort and lodging industries are highly competitive.  The number of people who ski in the United States (as measured in skier visits) has generally ranged between 52 million and 59 million annually over the last decade, with approximately 55.1 million visits for the 2006/2007 ski season.  The factors that the Company believes are important to customers include:

•	proximity to population centers;

•	availability and cost of transportation to ski areas;

•	ease of travel to ski areas (including direct flights by major airlines);

•	pricing of lift tickets and the number, quality and price of related ancillary services (ski school, dining and retail/rental), amenities and lodging;

•	snowmaking facilities;

•	type and quality of skiing and snowboarding offered;

•	duration of the ski season;

•	weather conditions; and

•	reputation.

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

RockResorts hotels and the Company’s other hotels compete with numerous other hotel companies that may have greater financial resources than does the Company and that may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than the Company . The Company believes that developing and maintaining a competitive advantage will require continued capital investment by the Company in its resorts.  The Company cannot assure that it will have sufficient resources to make the necessary capital investments to do so, and the Company cannot assure that it will be able to compete successfully in this market or against such competitors.

The Company’s future acquisitions might not be successful.  Historically, the Company has acquired certain ski resorts and other destination resorts and hotel properties, as well as developable land in proximity to these resorts.  The Company cannot make assurances that it will be able to continue to successfully integrate and manage these acquired properties profitably or increase its profits from these operations.  The Company continually evaluates potential acquisitions and intends to actively pursue acquisition opportunities, some of which could be significant.  The Company would face various risks from additional acquisitions, including:

•	inability to integrate acquired businesses into the Company’s operations;

•	diversion of the Company’s management’s attention;

•	potential increased debt leverage;

•	litigation arising from acquisition activity; and

•	unanticipated problems or liabilities.

In addition, the Company runs the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements for such properties may prove inaccurate.

The Company’s future real estate development plans might not be successful.  The Company has significant development plans for its properties and/or operations.   The Company could experience significant difficulties initiating or completing these projects, due to among other things;

•	adverse changes in real estate markets;

•	escalation in construction costs due to price increases in commodities, unforeseen conditions, inadequate design or drawings, or other causes;

•	difficulty in meeting pre-sale targets;

•	difficulty in receiving the necessary regulatory approvals;

•	difficulty in obtaining qualified contractors or subcontractors; and

•	unanticipated incremental remediation costs related to design and construction issues.

The Company’s real estate development plans are designed to make the Company’s resorts attractive to its guests and to maintain competitiveness.  If the Company is not successful in implementing its development plans, its guests may choose to go to other resorts that they perceive have better amenities and the Company’s results of operations could be materially affected.

Future changes in the real estate market could affect the value of the Company’s investments.    The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado and in Teton County, Wyoming.  The Company plans to make significant additional investments in developing property at all of its mountain resorts.  The value of the Company’s real estate property and the revenue from related development activities may be adversely affected by a number of factors, including:

•	national and local economic climate;

•	local real estate conditions (such as an oversupply of space or a reduction in demand for real estate in an area);

•	attractiveness of the properties to prospective purchasers and tenants;

•	competition from other available property or space;

•	the Company’s ability to obtain adequate insurance;

•	increased construction costs, project difficulties or delays;

•	government regulations and changes in real estate, environmental, zoning or tax laws;

•	interest rate levels and the availability of financing; and

•	potential liabilities under environmental and other laws.

The Company may not be able to fund resort capital expenditures and investment in real estate.   The Company expects to continue making substantial resort capital expenditures and investments in real estate development.  The Company currently anticipates resort capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $95 million to $100 million for calendar year 2007.  Based on the status of several specific real estate projects, the Company will continue to invest significant amounts in real estate over the next several years and currently anticipates real estate investments to be approximately $325 million to $345 million for calendar year 2007.  The Company’s ability to fund these investments will depend on its ability to generate sufficient cash flow from operations and/or its ability to borrow from third parties. The Company cannot make assurances that its operations will be able to generate sufficient cash flow to fund such development costs, or that the Company will be able to obtain sufficient financing on adequate terms, or at all.  The Company’s ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

•	the Company’s future operating performance;

•	general economic conditions and economic conditions affecting the resort industry, the ski industry and the general capital markets;

•	the Company’s ability to hire and retain employees at reasonable cost;

•	the Company’s ability to meet its pre-sell targets on its vertical real estate development projects;

•	competition; and

•	legislative and regulatory matters affecting the Company’s operations and business.

The Company could finance future expenditures from any combination of the following sources:

•	cash flow from operations;

•	non-recourse, sale-leaseback or other financing;

•	bank borrowings;

•	public offerings of debt or equity; and

•	private placements of debt or equity.

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

In order to undertake improvements and new development, the Company must apply for permits and other approvals.  These efforts, if unsuccessful, could impact the Company’s expansion efforts.  Furthermore, Congress may materially increase the fees the Company pays to the Forest Service for use of these Federal lands.

The Company is subject to extensive environmental laws and regulations in the ordinary course of business.  The Company’s operations are subject to a variety of Federal, state and local environmental laws and regulations including those relating to emissions to the air, discharges to water, storage, treatment and disposal of wastes, land use, remediation of contaminated sites and protection of natural resources such as wetlands. For example, future expansions of certain of the Company’s ski facilities must comply with applicable forest plans approved under the National Forest Management Act or local zoning requirements.  The Company’s facilities are subject to risks associated with mold and other indoor building contaminants.  From time to time, the Company’s operations are subject to inspections by environmental regulators or other regulatory agencies. The Company is also subject to worker health and safety requirements. The Company believes its operations are in substantial compliance with applicable material environmental, health and safety requirements. However, the Company’s efforts to comply do not eliminate the risk that the Company may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties the Company now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of its properties, or changes in environmental laws and regulations or their enforcement.

The high fixed cost structure of ski resort operations. The cost structure of ski resort operations is largely fixed (with the exception of certain variable expenses including Forest Service fees, credit card fees, retail/rental operations, ski school labor and dining operations) and any unforeseen material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns as well as other risk factors discussed herein could adversely effect revenue.  As such, the Company’s margin, profits and cash flows may be materially reduced due to declines in revenue given the Company’s high fixed cost structure.

The Company is subject to litigation in the ordinary course of business.  The Company is, from time to time, subject to various asserted or unasserted legal proceedings and claims.  Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.  While management believes the Company has adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, the Company cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and its results of operations.  For a more detailed discussion of the Company’s legal proceedings see Legal Proceedings under Item 3 and Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

The Company is subject to the risks of brand concentration.  The Company is subject to the potential risks associated with concentration of its hotels under the RockResorts brand and the brand image associated with each of its ski areas.  A negative public image or other adverse event which becomes associated with one of the Company’s brands could adversely affect its revenue and profitability.

If the Company does not retain its key personnel, its business may suffer.  The success of the Company’s business is heavily dependent on the leadership of its key management personnel, including its Chief Executive Officer, its Chief Financial Officer, its President of its Mountain Division, its Chief Operating Officer of RockResorts, its President of VRDC, its General Counsel and each of its Senior Vice Presidents.  If any of these persons were to leave the Company, it could be difficult to replace them, and the Company’s business could be harmed.  The Company does not maintain “key-man” life insurance on any of its employees.

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

The Company uses many methods, estimates and judgments in applying our accounting policies (see Critical Accounting Policies in Item 7 of this Form 10-K).  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead the Company to change its methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect the Company’s results of operations.

Risks Relating to The Company’s Capital Structure

The Company’s stock price is highly volatile.  The market price of the Company’s stock is highly volatile and subject to wide fluctuations in response to factors such as the following, some of which are beyond its control:

•	quarterly variations in the Company’s operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	change in valuations, including the Company’s future real estate developments;

•	changes in the overall travel and leisure industry;

•	changes in expectations as to the Company’s future financial performance, including financial estimates by securities analysts and investors or such guidance provided by the Company;

•	announcements of new services by the Company or its competitors;

•	announcements by the Company or its competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of the Company’s securities;

•	trading and volume fluctuations;

•	changes in the weather;

•	seasonal fluctuations;

•	other risk factors as discussed above; and

•	other unforeseen events.

Stock markets in the United States often experience extreme price and volume fluctuations.  Market fluctuations, as well as general political and economic conditions such as acts of terrorism, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of the Company’s stock.

The Company has not historically paid cash dividends to its common stockholders.  Other than a rights distribution in October 1996 which gave each stockholder of record the right to receive $2.44 per share of common stock held, the Company has never declared or paid any cash dividends on its shares of common stock.  Payment of any future dividends on its common stock will depend upon the Company’s earnings and capital requirements, the terms of its debt instruments and preferred stock and other factors the Board of Directors considers appropriate.

Anti-takeover provisions affecting the Company could prevent or delay a change of control that is beneficial to its shareholders.  Provisions of the Company’s certificate of incorporation and bylaws, provisions of its debt instruments and other agreements and provisions of applicable Delaware law and applicable Federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of the Company’s securities may consider favorable.  These provisions could:

•	delay, defer or prevent a change in control of the Company;

•	discourage bids for the Company’s securities at a premium over the market price;

•	adversely affect the market price of, and the voting and other rights of the holders of, the Company’s securities; or

•	impede the ability of the holders of the Company’s securities to change its management.

The Company’s indebtedness could adversely affect its financial health and prevent the Company from fulfilling its obligations.  The Company’s level of indebtedness could have important consequences even though the Company has minimal principal payments due over the next five years (excluding payments of amounts due under non-recourse real estate financings which will be made utilizing proceeds from the applicable real estate closings).  For example, it could:

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

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which the Company operates;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•	limit the Company’s ability to borrow additional funds.

There are restrictions imposed by the terms of the Company’s indebtedness.  The operating and financial restrictions and covenants in the Company’s senior credit facility (the “Credit Facility”) and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”) may adversely affect the Company’s ability to finance future operations or capital needs or to engage in other business activities that may be in the Company’s long-term best interests.  For example, the Indenture and the Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company, including restrictions on its ability to, among other things:

•	incur additional debt;

•	pay dividends, repurchase the Company’s stock and make other restricted payments;

•	create liens;

•	make investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of the Company’s assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

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

The Company may be able to incur substantial additional indebtedness in the future.  The terms of the Indenture do not fully prohibit the Company from doing so.  The Company’s Credit Facility permits additional borrowings of up to $226.0 million as of July 31, 2007.  If new debt is added to the Company’s current debt levels, the related risks that the Company faces could intensify.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company for use in its operations:

Location	Ownership	Use
Arrowhead Mountain, CO	Owned	Ski trails and ski resort operations, including ski lifts, buildings and other improvements and commercial space
Avon, CO	Owned	Warehouse facility
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Beaver Creek Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Resort, CO	Owned	Golf course, clubhouse commercial space and residential spaces
Breckenridge Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, buildings and other improvements and commercial space
Heavenly Mountain, CA (7,050 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Inn at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, dining and conference facilities
Keystone Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements and commercial space
Keystone Mountain, CO (8,376 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and restaurant facilities
Keystone Resort, CO	Owned	Resort operations, dining, commercial space, conference facilities and real estate held for sale or development
Lakewood, CO	Leased	Administrative offices
Red Sky Ranch, CO	Owned	Golf course, clubhouses and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Lodge at Vail, CO	Owned	Lodging, dining and conference facilities, real estate held for sale or development
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, buildings and other improvements, commercial space and real estate held for sale or development
Vail Mountain, CO (12,226 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Village at Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	69.3% Owned	Over 145 retail stores for recreational products including rental

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

Cheeca Lodge & Spa Contract Dispute

On February 28, 2007, an arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC, the ownership entity of Cheeca Lodge & Spa, the former RockResorts managed property located in Islamorada, Florida.  Additionally, in accordance with the arbitrator’s ruling, RockResorts is seeking recovery of costs and attorneys’ fees in the last stage of the proceedings.  Cheeca Holdings, LLC has filed a motion to stay the arbitration in Florida District Court.  In the event that Checca Holdings, LLC is not successful in its motion, upon conclusion of the fees hearing in the arbitration, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal.  Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net” in its Consolidated Statements of Operations.  The Company has incurred legal related costs of $4.6 million and $3.3 million in the years ended July 31, 2007 and 2006, respectively, in connection with this matter which are included in “contract dispute charges” in the Consolidated Statements of Operations in the respective period (see Note 14, Commitments and Contingencies, of the Notes to Consolidated Financials Statements, for more information regarding this item).

The Canyons Ski Resort Litigation

On July 27, 2007, the Company filed a complaint and motion for temporary restraining order seeking to enjoin Talisker Corporation and Talisker Finance Co, LLC from closing on the purchase of ASC Utah pursuant to a purchase agreement with American Skiing Company.  In addition, the Company is seeking damages and specific performance for breach of contract and tortious interference.  The parties entered into a stipulated agreement to expedite discovery whereby the Company agreed to withdraw its request for a temporary restraining order and the parties agreed to schedule a hearing on the Company’s motion for a preliminary injunction.  The defendants also agreed that they would not close on the purchase agreement until the earlier of an order issued by the court on the motion for preliminary injunction, which is scheduled to be heard on October 11, 2007, or October 22, 2007 and thereafter would only do so upon five days notice to the Company.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the New York Stock Exchange under the symbol "MTN".  As of September 21, 2007, 38,860,120 shares of common stock were outstanding, held by approximately 420 holders of record.

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

The following table sets forth, for the years ended July 31, 2007 and 2006, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of the Company’s common stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2007
1st Quarter	$41.55	$34.01
2nd Quarter	47.54	38.50
3rd Quarter	59.32	46.19
4th Quarter	64.97	52.06

Year Ended July 31, 2006
1st Quarter	$33.66	$26.30
2nd Quarter	38.89	30.16
3rd Quarter	39.13	30.10
4th Quarter	39.98	33.58

ITEM 6.                      SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company derived from the Company's Consolidated Financial Statements for the periods indicated.  The financial data for the years ended July 31, 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.  The table presented below is unaudited.  The data presented below are in thousands, except per share, effective ticket price ("ETP"), ADR and RevPAR amounts.

	Year Ended July 31,
	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)
Statement of Operations Data:
Revenue:
Mountain	$665,377	$620,441	$540,855	$500,995	$460,568
Lodging	162,451	155,807	196,351	180,525	172,003
Real estate	112,708	62,604	72,781	45,123	80,401
Total net revenue	940,536	838,852	809,987	726,643	712,972
Segment operating expense:
Mountain	462,708	443,116	391,889	368,875	362,131
Lodging	144,252	142,693	177,469	165,983	161,846
Real estate	115,190	56,676	58,254	16,791	66,642
Total segment operating expense	722,150	642,485	627,612	551,649	590,619
Income from operations	128,206	105,339	88,329	81,811	34,487
Mountain equity investment income, net	5,059	3,876	2,303	1,376	1,009
Lodging equity investment loss, net	--	--	(2,679)	(3,432)	(5,995)
Investment income	12,403	7,995	2,066	1,886	2,011
Interest expense, net	(32,625)	(36,478)	(40,298)	(47,479)	(50,001)
Relocation and separation charges	(1,433)	(5,096)	--	--	--
Loss on extinguishment of debt	--	--	(612)	(37,084)	--
Contract dispute charges	(4,642)	(3,282)	--	--	--
Mold remediation credit (charge)	--	1,411	--	(5,500)	--
(Loss) gain from sale of businesses, net	(639)	4,625	(7,353)	--	--
Net income (loss)	$61,397	$45,756	$23,138	$(5,959)	$(8,527)
Diluted per share net income (loss)	$1.56	$1.19	$0.64	$(0.17)	$(0.24)

Other Data:
Mountain
Skier visits(2)	6,219	6,288	5,940	5,636	5,730
ETP (3)	$46.15	$41.83	$39.30	$37.67	$34.13
Lodging
ADR(4)	$216.83	$202.27	$196.26	$187.90	$184.25
RevPAR(5)	$99.58	$92.41	$90.98	$81.33	$77.86
Real Estate
Real estate held for sale and investment(6)	$357,586	$259,384	$154,874	$134,548	$123,223
Other Balance Sheet Data
Cash and cash equivalents(7)	$230,819	$191,794	$136,580	$46,328	$7,874
Total assets	$1,909,123	$1,687,643	$1,525,921	$1,533,957	$1,455,442
Long-term debt (including long-term debt due within one year)	$594,110	$531,228	$521,710	$625,803	$584,151
Net debt(8)	$363,291	$339,434	$385,130	$579,475	$576,277
Stockholders' equity	$714,039	$642,777	$540,529	$491,163	$496,246

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
The Company has made several acquisitions and dispositions which impact comparability between years during the past five years.  The more significant of those include the sale of its majority interest in RTP, LLC (“RTP”) (sold in April 2007), SRL&S (sold in January 2006), The Lodge at Rancho Mirage (“Rancho Mirage”) (sold in July 2005), Vail Marriott (sold in June 2005) and its minority interest in Ritz-Carlton, Bachelor Gulch (“BG Resort”) (sold in December 2004). Additionally, the Company acquired six retail locations (acquired by SSV in August 2006), 18 rental locations (acquired by SSV in June 2007) and two dining businesses (acquired in June 2007).  For the acquisitions in June 2007, due to the seasonality of these operations there was not a significant impact to the Company’s operations during the year ended July 31, 2007.  In addition, the Company consolidated several entities during the year ended July 31, 2004 as a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, Revised" ("FIN 46R").  See Note 7,Variable Interest Entities, of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding the entities consolidated under FIN 46R.  Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R").  See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for the impact to the Consolidated Statements of Operations as a result of the adoption of SFAS 123R.

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

(7)	Cash and cash equivalents excludes restricted cash.
(8)	Net debt is defined as long-term debt plus long-term debt due within one year less cash and cash equivalents.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment of the mountain and lodging industries, real estate development risk, general business and economic conditions, the weather, war, terrorism and other factors discussed in Item 1A Risk Factors in this Form 10-K.  The following discussion and analysis should be read in conjunction with the Forward-Looking Statements and Item 1A Risk Factors each included in this Form 10-K.

Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments.  The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources.  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Overview

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate, which represented 71%, 17% and 12%, respectively, of the Company's revenue for the year ended July 31, 2007.  The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters.  Operations within the Lodging segment include (i) ownership/management of a group of seven luxury hotels through the RockResorts brand, including four proximate to the Company's ski resorts, (ii) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts, (iii) GTLC and (iv) golf courses.  The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 43%, 42% and 43% of Mountain segment net revenue for the years ended July 31, 2007, 2006 and 2005, respectively.  Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories: (i) out-of-state and international guests ("Destination") and (ii) In-State.  For the 2006/2007 ski season, Destination guests comprised approximately 64% of the Company's skier visits, while the In-State market comprised approximately 36% of the Company's skier visits.  Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, lodging and retail/rental.  Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy and the global geopolitical climate.  In-State guests tend to be more weather-sensitive and value-oriented; to address this, the Company markets season passes to In-State guests, generally prior to the start of the ski season.  For the 2006/2007 ski season, approximately 25% of the total lift revenue was generated from the sale of season passes.  The cost structure of ski resort operations is largely fixed (with the exception of certain variable expenses including Forest Service fees, credit card fees, retail/rental operations, ski school labor and dining operations); as such, incremental revenue generally has high associated profit margin.

Lodging properties at or around the Company's ski resorts, which represented approximately 61%, 62% and 56% of the Lodging segment revenue for the years ended July 31, 2007, 2006 and 2005, respectively, are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by Destination guests.  Revenue from hotel management operations under the RockResorts brand is generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, they are more subject to the seasonality of those individual hotels and trends within the overall travel industry.  Revenue of the Lodging segment during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties.

The Company's Real Estate segment primarily engages in both the vertical development of projects and the sale of land to third-party developers, which generally includes the retention of some involvement and control in the infrastructure, development, oversight and design of the projects and a contingent revenue structure based on the ultimate sale of the developed units.  The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, requiring significant non-refundable deposits and obtaining non-recourse financing for certain projects.  The Company's real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Resort (Mountain and Lodging) segment.  The Company’s Real Estate revenue and associated expense fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results from period to period.  In the near-term, the majority of Real Estate revenue is expected to be generated from vertical development projects that are currently under construction, in which revenue and related cost of sales will be recorded at the time of real estate closings.

Recent Trends, Risks and Uncertainties

The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K.  The Company's management has identified the following important factors (as well as uncertainties associated with such factors) that could impact the Company's future financial performance:

•
The timing and amount of snowfall has an impact on skier visits.  To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State skiers, who are the most weather sensitive visitors to the Company’s ski resorts.  Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statements of Operations throughout the ski season.  Total season pass sales for the 2006/2007 ski season increased by 17.7% over sales for the 2005/2006 ski season.  Season pass sales to date for the 2007/2008 season indicate further favorable trends in unit sales, price increases and revenue.  However, there can be no certainty that such favorable trends will continue in the future.

•
Consistent with prior years, the Company plans to raise prices on the majority of its lift ticket products, including season pass products, for the 2007/2008 ski season and continues to charge some of the highest prices in the industry.  While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.

•
The Company operates its ski areas under various Forest Service permits, and many of the Company's operations require permits and approval from governmental authorities; therefore many of the Company’s on-mountain capital improvements must go through an approval process.  Changes or impacts to the applicable regulatory environment may have detrimental effects on the Company.

•
Ownership changes of hotels under RockResorts management, or the inability of RockResorts to meet certain performance requirements for hotels under its management, may result in loss of management agreements and the related recurring management fees.  Such terminations, however, may result in the payment of termination fees to RockResorts.  For the years ended July 31, 2007, 2006 and 2005, the Company recognized $5.4 million, zero and $417,000, respectively, in revenue from termination fees.  The Company continues to pursue and secure new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s development and sales.  For example, the Company recently announced that it began managing the Hotel Jerome in Aspen, Colorado during the Company’s fourth quarter of the year ended July 31, 2007 and will begin managing the Landings St. Lucia, located on Rodney Bay, St. Lucia, in the West Indies, which is anticipated to open during the Company’s second quarter of the year ending July 31, 2008.   Additionally, RockResorts will operate The Chateau at Heavenly Village at the base of Heavenly ski resort, and manage the new Rum Cay Resort Marina on Rum Cay, Bahamas and the new Eleven Biscayne Hotel & Spa in Miami, Florida, all of which are currently under construction and are anticipated to open during the years ending July 31, 2009  or beyond.  These agreements are generally long-term in nature (generally 10 years with renewal options).  However, these agreements generally contain certain performance criteria that cover multiple years and are multi-faceted.  In addition to these agreements, RockResorts will earn marketing license fees on the sales of ownership units within the Rum Cay Resort Marina and The Chateau at Heavenly Village.

•
On February 28, 2007, an arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC, the ownership entity of Cheeca Lodge & Spa, the former RockResorts managed property located in Islamorada, Florida.  Additionally, in accordance with the arbitrator’s ruling, RockResorts is seeking recovery of costs and attorneys’ fees in the last stage of the proceedings.  Upon conclusion of that stage, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal.  Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net” in its Consolidated Statement of Operations.  The Company has incurred legal related costs of $4.6 million and $3.3 million in the years ended July 31, 2007 and 2006, respectively, in connection with this matter which are included in “contract dispute charges” in its Consolidated Statements of Operations in the respective periods.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract.  Changes to the anticipated timing of closing on one or more real estate projects could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year.  Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close, expected in the year ending July 31, 2008 and beyond.  The profitability and/or viability of current or proposed real estate development projects have been and could continue to be adversely affected by escalation in construction costs associated with project difficulties, delays, design or construction issues and scope modifications that may arise in the course of construction.  Additionally, real estate development projects are also susceptible to a slow-down in market demand.  For the years ended July 31, 2007 and 2006, the Company recorded charges of $7.6 million and $1.8 million, respectively, for estimated costs to complete the construction of the JHG&TC cabins that have design and construction issues.  The Company is currently in the process of completing construction and attempting to resolve the apportionment of the financial responsibilities for the remediation and construction costs with the contractors, structural engineers and architects involved in the design and construction of the JHG&TC cabins, and as such the Company’s final costs are subject to change which could impact future operating results.

•
In recent years, the Company has shifted its real estate focus to vertical development (versus land development), which requires significant capital investment prior to project completion (including the construction of resort-related depreciable assets).  The Company expects to incur costs of $435 million to $465 million subsequent to July 31, 2007 on significant projects under construction that include Arrabelle, Vail’s Front Door, Crystal Peak Lodge and The Ritz-Carlton Residences, Vail projects.  The Company has entered into non-recourse financing agreements to borrow up to $298 million for Arrabelle and Vail’s Front Door and expects to enter into a non-recourse financing agreement for The Ritz-Carlton Residences, Vail project with similar terms as its other non-recourse financing agreements.

•
The Company had $230.8 million in cash and cash equivalents as of July 31, 2007 (which balance increased by $39.0 million since July 31, 2006) with no borrowings under the revolver component of its credit facilities and expects to generate additional cash from operations, including future closures on real estate.  The Company is currently evaluating how to utilize its excess cash, including any combination of the following strategic options:  increase real estate investment for further development; increase resort capital expenditures; pursue strategic acquisitions; repurchase additional stock of the Company (see Note 17, Capitalization, of the Notes to Consolidated Financial Statements for more information regarding the Company’s stock repurchase plan); pay cash dividends; or payoff outstanding debt.  The Company believes its debt generally has favorable fixed interest rates and is long-term in nature.  Additionally, the Company’s Credit Facility and Indenture limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

•
In June 2007, the Company acquired (through its SSV subsidiary) 18 Breeze Ski Rental locations.  The Company also acquired two Starbucks licensed stores.  Both of these acquisitions will be integrated into the Company’s operations during the 2007/2008 ski season.

•
On July 27, 2007 the Company made an offer of $110 million to acquire The Canyons ski resort (“The Canyons”) from American Skiing Company (“ASC”).  This offer was in excess of a previously undisclosed offer by the Company to acquire The Canyons and in excess of the $100 million offer by Talisker Corporation and Talisker Canyons Finance Company LLC (together “Talisker”) to ASC, in which ASC announced on July 15, 2007 that it had entered into a purchase agreement with Talisker for the sale of The Canyons.  The Company has also filed a lawsuit against Talisker and Peninsula Advisors for alleged breaches and interference with the Company’s efforts to acquire The Canyons.  Subsequently, on September 10, 2007, the Company supplemented its previous offer to acquire The Canyons by agreeing to grant a 30% interest in the future net cash flow (as defined) to the Company arising from the ownership and development of the real estate development rights included in the acquisition.  If the Company is successful in its acquisition of The Canyons it could significantly impact the future results of operations of the Company.

•
The Company uses many methods, estimates and judgments in applying its accounting policies (see Critical Accounting Policies in this section of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead the Company to change its methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect the Company’s results of operations.

Results of Operations

Summary

The Company realized significant increases to net income in both the years ended July 31, 2007 and 2006, compared to the previous periods, primarily due to improved performance from its Mountain segment, as shown below (in thousands):

	Year Ended July 31,
	2007	2006	2005
Mountain Reported EBITDA	$207,728	$181,201	$151,269
Lodging Reported EBITDA	18,199	13,114	16,203
Resort Reported EBITDA	225,927	194,315	167,472
Real Estate Reported EBITDA	(2,482)	6,719	14,425
Total Reported EBITDA	223,445	201,034	181,897
Income before provision for income taxes	100,651	75,010	37,623
Net income	$61,397	$45,756	$23,138

Net income for the year ended July 31, 2007 increased by $15.6 million compared to the year ended July 31, 2006, which is primarily attributable to an increase in Resort Reported EBITDA of $31.6 million, a $4.4 million increase in investment income, a $3.9 million decrease in interest expense, net and a $3.7 million decrease in relocation and separation charges, which were partially offset by a $10.0 million increase in provision for income taxes, a decrease in Real Estate Reported EBITDA of $9.2 million, a $5.3 million decrease in the net gain on sale of businesses, a $1.6 million increase in depreciation and amortization, a $1.4 million increase in contract dispute charges, a $1.4 million prior year mold remediation credit and a $1.1 million increase in minority interest in income of consolidated subsidiaries, net.

Net income for the year ended July 31, 2006 increased by $22.6 million, compared to the year ended July 31, 2005, which is primarily attributable to an increase in Resort Reported EBITDA of $26.8 million, a $12.0 million increase in the net gain on sale of businesses, a $5.9 million increase in investment income, a $3.9 million decrease in depreciation and amortization and a $3.8 million decrease in interest expense, net, which were partially offset by a $14.8 million increase in provision for income taxes, a $7.7 million decrease in Real Estate Reported EBITDA, $5.1 million in relocation and separation charges and $3.3 million in contract dispute charges.

Mountain Segment

Mountain segment operating results for the years ended July 31, 2007, 2006 and 2005 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2007	2006	2005	2007/2006	2006/2005
Lift tickets	$286,997	$263,036	$233,458	9.1%	12.7%
Ski school	78,848	72,628	63,915	8.6%	13.6%
Dining	59,653	56,657	53,688	5.3%	5.5%
Retail/rental	160,542	149,350	120,149	7.5%	24.3%
Other	79,337	78,770	69,645	0.7%	13.1%
Total Mountain net revenue	665,377	620,441	540,855	7.2%	14.7%
Total Mountain operating expense	462,708	443,116	391,889	4.4%	13.1%
Mountain equity investment income, net	5,059	3,876	2,303	30.5%	68.3%
Total Mountain Reported EBITDA	$207,728	$181,201	$151,269	14.6%	19.8%

Total skier visits	6,219	6,288	5,940	(1.1)%	5.9%
ETP	$46.15	$41.83	$39.30	10.3%	6.4%

Total Mountain Reported EBITDA included $3.8 million, $3.7 million and $254,000 of stock-based compensation expense for the years ended July 31, 2007, 2006 and 2005, respectively.

For the year ended July 31, 2007, lift revenue increased from the year ended July 31, 2006 due to the significant increase in ETP and higher season pass sales, partially offset by a decrease in visitation.  For the year ended July 31, 2006, lift revenue increased from the year ended July 31, 2005 due to an increase in ETP, higher season pass sales and an increase in visitation.  Overall, ETP for both the years ended July 31, 2007 and 2006 were positively impacted by an increase in absolute pricing of the Company’s individual lift ticket and pass products as well as an increase in Destination guest visitation (who generally purchase higher priced tickets).  Destination guest visitation for the year ended July 31, 2007 increased on an absolute basis, (including a 7.0% increase for the Company’s Colorado resorts), as well as on a percentage of total visitation increasing to 64% from 60% for the prior two years.  Season pass revenue was up 17.7% and 12.3% for the years ended July 31, 2007 and 2006, respectively, due to a combination of more passes sold and higher pass prices.

The Kottke Survey, a study undertaken annually to track key metrics within the ski industry, classifies the Company’s Colorado resorts in its Rocky Mountain Region, and the Company’s Heavenly resort in its Pacific West Region.  Visitation for the 2006/2007 ski season increased 1.0% at the Company’s Colorado resorts as compared to 0.6% for the Rocky Mountain Region as a whole due to the strong increase in Destination visitation at the Company’s Colorado resorts in spite of a 23% reduction in snowfall for the region and a decline in the average visitation per season pass holder due to adverse weather conditions in the Denver metropolitan area.  Visitation decreased 12.0% at the Company’s Heavenly resort versus a 14.3% decrease in the Pacific West region as a whole due in large part to significantly unfavorable weather conditions throughout the ski season, including a 40% reduction in snowfall for the region for the 2006/2007 season as compared to the 2005/2006 season.  Visitation at the Company's Colorado resorts was up 8.0% for the year ended July 31, 2006 as compared to the year ended July 31, 2005 due in part to the strong early season snowfall (which especially impacted visitation by season pass holders), while visitation at Heavenly was down 3.9% for the year ended July 31, 2006 due to unfavorable weather conditions, including during the Christmas holiday period.

Revenue from ski school improved in both the years ended July 31, 2007 and 2006 due to an increase in absolute pricing and higher participation as a result of the increased Destination guest visitation, as ski school participation is impacted more by Destination guest visitation than overall visitation.  Dining revenue for the year ended July 31, 2007 grew commensurate with price increases, partially offset by a slight decrease in total visitation.  For the year ended July 31, 2006, dining experienced a lower percentage growth than the other ancillary businesses due to the reduction in revenue resulting from the conversion of certain formerly owned restaurants to leased operations and the closing of certain owned restaurants (during the year ended July 31, 2006) due to the redevelopment in LionsHead for the construction of Arrabelle.  Retail/rental experienced a 7.5% increase in revenue for the year ended July 31, 2007, despite being negatively impacted by adverse weather conditions, especially at the Company’s Heavenly resort.  Additionally, retail/rental revenue growth was positively impacted for the year ended July 31, 2006 as a result of SSV’s acquisition of six San Francisco Bay Area retail locations in the first quarter of the year ended July 31, 2006.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, allocated strategic alliance revenue, commercial leasing revenue, employee housing revenue, technology services revenue (until the disposition of the Company’s investment in RTP in April 2007), municipal services revenue and other recreation activity revenue.  For the year ended July 31, 2007, other revenue was flat primarily due to the lost recurring revenue as a result of the disposition of the Company’s investment in RTP offsetting increased revenues from commercial leasing and other ancillary mountain activities.  For the year ended July 31, 2006, other revenue increased due to higher strategic alliance incentives, increased technology service revenue and additional municipal services revenue.

Mountain operating expense increased 4.4% during the year ended July 31, 2007 compared to the year ended July 31, 2006.  Excluding retail/rental expense, which has a high variable cost component and therefore increased in relation to the retail/rental revenue increases, expense increased 3.4% during the year ended July 31, 2007, which was primarily attributable to higher variable costs related to higher revenue, including Forest Service fees and credit card fees, and certain labor related costs, including higher ski school labor expense to support the higher ski school revenue.  Expense increases were partially offset by the elimination of recurring expenses related to the Company’s disposal of its investment in RTP as well as lower workers compensation expense.  Mountain operating expense increased 13.1% for the year ended July 31, 2006 as compared to the previous year mainly due to higher retail/rental operations resulting from increased sales volume and the SSV acquisition mentioned above as well as increased costs for stock-based compensation due to the adoption of SFAS 123R in the year ended July 31, 2006.  Excluding retail/rental and stock-based compensation attributable to the Mountain segment, expenses increased 7.6%, or $21.9 million, for the year ended July 31, 2006, which was primarily attributable to higher variable costs related to the higher revenue, including, Forest Service fees, credit card fees, and certain labor related costs, including higher ski school labor expense to support the higher ski school revenue, as well as higher absolute energy costs, all of which was partially offset by lower corporate allocated costs including legal costs and Sarbanes-Oxley compliance costs.

Mountain equity investment income primarily includes the Company's share of income from the operations of a real estate brokerage joint venture; the increase in equity investment income is due primarily to increased commissions earned by the brokerage associated with increased real estate activity surrounding the Company’s Colorado resorts.

The Company currently anticipates that the Mountain segment in the year ending July 31, 2008 and beyond should continue to realize increasing revenue as a result of the Company’s continuing ability to raise prices as well as attract Destination guests and season pass holders, absent any unforeseen material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns.  The expected higher visitation is due to recent industry trends and the Company’s high quality offerings complemented by continued capital investment including real estate development, which will expand the Destination guest bed base and provide incremental resort assets.  Ancillary revenue should grow commensurate with expected lift revenue growth.

Lodging Segment

Lodging segment operating results for the years ended July 31, 2007, 2006 and 2005 are presented by category as follows (in thousands except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2007	2006	2005	2007/2006	2006/2005
Total Lodging net revenue	$162,451	$155,807	$196,351	4.3%	(20.6)%
Total Lodging operating expense	144,252	142,693	177,469	1.1%	(19.6)%
Lodging equity investment loss, net	--	--	(2,679)	N/A	100.0%
Total Lodging Reported EBITDA	$18,199	$13,114	$16,203	38.8%	(19.1)%

ADR	$216.83	$202.27	$196.26	7.2%	3.1%
RevPAR	$99.58	$92.41	$90.98	7.8%	1.6%

Total Lodging Reported EBITDA included $1.1 million, $1.3 million and $88,000 of stock-based compensation expense for the years ended July 31, 2007, 2006 and 2005, respectively.

In January 2006, the Company sold the assets constituting SRL&S.  For the year ended July 31, 2006, Lodging Reported EBITDA includes revenue of $5.2 million and operating expenses of $4.5 million related to SRL&S prior to the sale of SRL&S.  In the year ended July 31, 2005, the Company sold its minority interest in BG Resort and the assets constituting the Vail Marriott and Rancho Mirage.  For the year ended July 31, 2005, Lodging Reported EBITDA includes revenue of $51.6 million, operating expense of $44.8 million and equity investment loss of $2.7 million related to these entities.  Commencing with the sale of the Vail Marriott, SRL&S and Rancho Mirage (until the termination of the Rancho Mirage management agreement during the year ended July 31, 2007 upon the closing of the hotel by its owners for redevelopment), the Company is earning base management fees of approximately 3% of each hotel’s revenue.  Accordingly, Lodging Reported EBITDA includes incremental management fee revenue of $1.3 million, $1.6 million and $60,000 for the Vail Marriott, SRL&S and Rancho Mirage (in 2006 and 2005) for the years ended July 31, 2007, 2006 and 2005, respectively.

Excluding the impact of the above sold properties, Lodging revenue increased $11.9 million, or 7.9%, and $5.9 million, or 4.1%, for the years ended July 31, 2007 and July 31, 2006, respectively, compared to the prior years.    The revenue increase for the year ended July 31, 2007 was partially due to the recognition of $5.4 million in termination fees primarily associated with the termination of the management agreements at The Equinox and Rancho Mirage (pursuant to the terms of the management agreements).  ADR and RevPAR, which do not include the impact of the termination fees, and excluding the impact of the SRL&S sale, increased 8.5% and 9.5% for the year ended July 31, 2007, respectively, compared to the year ended July 31, 2006.  ADR and RevPAR, excluding the impact of the SRL&S, Vail Marriott and Rancho Mirage sales, increased 3.9% and 10.4% for the year ended July 31, 2006, respectively, compared to the year ended July 31, 2005.  The increase in ADR and RevPAR for the years ended July 31, 2007 and 2006 was driven by the lodging properties proximate to the Company’s ski resorts and was due to increased pricing as well as the higher Destination guest visitation as described in the Mountain segment discussion and increased revenue at GTLC.  The overall Lodging revenue increase during the year ended July 31, 2007 was partially impacted by fewer available rooms, primarily as a result of construction at The Lodge at Vail and a reduction in managed condominium units.

Excluding the impact of the sale of SRL&S, expense increased $6.0 million, or 4.3%, for the year ended July 31, 2007 compared to the year ended July 31, 2006.  These increases are commensurate with normal increases in variable operating costs, start-up expenses associated with the Arrabelle hotel (expected to open during the 2007/2008 ski season), higher RockResorts corporate expenses and increased NPS fees paid by GTLC, partially offset by fewer available rooms as discussed above.  Excluding the impact of the sales of Vail Marriott, Rancho Mirage, SRL&S and stock-based compensation expense, expenses increased $3.4 million, or 2.5%, for the year ended July 31, 2006 compared to the year ended July 31, 2005, and are commensurate with normal increases in operating costs.

Lodging equity loss primarily consisted of the Company's share of losses from BG Resort.  The Company sold its investment in BG Resort in December 2004, and as a result, the equity loss in the year ended July 31, 2005 reflects only five months of operations.

Real Estate Segment

Real Estate segment operating results for the years ended July 31, 2007, 2006 and 2005 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2007	2006	2005	2007/2006	2006/2005
Total Real Estate net revenue	$112,708	$62,604	$72,781	80.0%	(14.0)%
Total Real Estate operating expense	115,190	56,676	58,254	103.2%	(2.7)%
Real Estate equity investment income (loss), net	--	791	(102)	(100.0)%	875.5%
Total Real Estate Reported EBITDA	$(2,482)	$6,719	$14,425	(136.9)%	(53.4)%

Total Real Estate Reported EBITDA included $2.1 million, $1.5 million and $95,000 of stock-based compensation expense for the years ended July 31, 2007, 2006 and 2005, respectively.

The Company's Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment operating revenue and operating expense, and, to a lesser degree, Real Estate Reported EBITDA.  During the past three fiscal years Real Estate revenue primarily reflects the Company’s vertical development projects.

The Company is currently in the development stage for several major real estate projects, including Arrabelle, The Lodge at Vail Chalets, Ritz-Carlton Residences, Vail and The Crystal Peak Lodge, among other projects.  Real Estate segment operating revenue for the year ended July 31, 2007 was driven primarily by the closings of the Mountain Thunder and Gore Creek Place developments, certain JHG&TC cabins, the sale of land together with certain related infrastructure improvements in Red Sky Ranch and Breckenridge to third-party developers, the sale of the sole asset in the FFT Investment Partners real estate joint venture and contingent gains on development parcel sales that closed in previous periods.  Operating expense for the year ended July 31, 2007 included cost of sales commensurate with revenue recognized, marketing costs for the major real estate projects under development, as well as overhead costs such as labor and benefits as the Company has increased its infrastructure relative to the increased vertical development activity, and professional services fees.  In addition, the Company recorded $7.6 million of charges during the year ended July 31, 2007 for construction costs (including estimates to complete) on the JHG&TC cabins that have design and construction issues.  The Company is currently in the process of completing construction and resolving the apportionment of the financial responsibilities for the remediation and construction costs with the contractors, structural engineers and architects involved in the design and construction of the JHG&TC cabins.  The Company expects to complete this construction and remediation work by the third quarter of the year ending July 31, 2008.

Real Estate segment operating revenue for the year ended July 31, 2006 was primarily generated from the closing of certain townhomes at Gore Creek, developer parcel sales in the Beaver Creek area, a land exchange with the Forest Service and contingent gains on development parcel sales that closed in prior periods.  Operating expense included cost of sales commensurate with revenue recognized, as well as marketing costs, overhead costs such as labor and benefits and professional services fees.  The Company recorded $1.8 million in incremental cost of sales during the year ended July 31, 2006 related to the JHG&TC development.

Real Estate segment operating revenue for the year ended July 31, 2005 included the sale of cabins and land parcels at JHG&TC, Vail, Bachelor Gulch and Red Sky Ranch, developer parcel sales in the Beaver Creek area, the sale of parking spaces in Vail's Founders' Garage, the sale of a warehouse facility near Beaver Creek, recognition of a previously deferred land gain associated with the sale of BG Resort in December 2004 and recognition of contingent gains associated with a development parcel sold in prior periods.  Operating expense included cost of sales commensurate with revenue recognized, as well as marketing costs, overhead costs such as labor and benefits and professional services fees.

Real Estate equity investment income (loss) primarily included the Company's share of income or loss from the operations of Keystone/Intrawest, LLC (“KRED”), a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone, as well as the Company's share of profit associated with the sale of condominiums at BG Resort through the Company's prior investment in BG Resort.  In the year ended July 31, 2006, the Company received a distribution from KRED in excess of its carrying basis in the amount of $715,000, which the Company recorded as income.  The distribution reflected the final proceeds from the sale of developed real estate.  As a result, KRED will be dissolved and the Company does not anticipate any further distributions.

The Company expects to close on Arrabelle during the year ending July 31, 2008 and expects to close on The Lodge at Vail Chalets during the years ending July 31, 2008 and 2009, and will recognize the revenue and related cost of sales for these projects at closing.  The Company has entered into definitive sales contracts with a value of approximately $390 million related to these projects.  In addition, the Company will place in service significant resort-related depreciable assets in conjunction with these developments including a new RockResorts hotel, two private mountain clubs, spas and commercial space.  The Company also has significant ongoing development activities at Peak 7 and 8 in Breckenridge and in Vail, including The Ritz-Carlton Residences, Vail.

Other Items

In addition to segment operating results, the following material items contribute to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the year ended July 31, 2007 increased primarily as a result of an increase in the fixed asset base due to normal capital expenditures.  Depreciation and amortization expense for the year ended July 31, 2006 decreased $5.8 million from the year ended July 31, 2005 primarily due to the sale of assets constituting the Vail Marriott, Rancho Mirage and SRL&S.  This decrease was partially offset by $2.2 million of accelerated amortization associated with the Cheeca management agreement intangible asset and an increase in the fixed asset base due to normal capital expenditures.  Additionally, higher depreciation and amortization expense was recorded in the year ended July 31, 2005 due to accelerated depreciation for certain assets which were retired in advance of their previously estimated useful lives.  The average depreciation rate was 7.5%, 7.5% and 8.1% for the years ended July 31, 2007, 2006 and 2005, respectively.

Relocation and separation charges.  In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006.  The Company recorded $1.4 million and $2.4 million of relocation charges in the years ended July 31, 2007 and 2006, respectively.  The Company’s relocation plan was completed as of July 31, 2007.  In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned.  In connection with Mr. Aron’s resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses during the year ended July 31, 2006 (see Note 8, Relocation and Separation Charges, of the Notes to Consolidated Financial Statements, for more information regarding relocation and separation charges).

Asset impairment charges.  In the year ended July 31, 2006, the Company recorded $210,000 of impairment losses on the write off of construction in progress costs when it was determined that the Company would not receive future benefits from these development efforts.  The Company recorded a $1.6 million asset impairment charge in the year ended July 31, 2005 associated with an intangible asset related to the RockResorts call option (see Note 10, Put and Call Options, of the Notes to Consolidated Financial Statements), a $536,000 asset impairment charge associated with the termination of the Casa Madrona management agreement in May 2005 and a $440,000 asset impairment charge related to projects that were abandoned prior to completion (see Note 11, Asset Impairment Charges, of the Notes to Consolidated Financial Statements).

Mold remediation credit. During the year ended July 31, 2006, the Company recorded a $1.4 million mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts and a true-up adjustment as the remediation project was substantially complete.  This credit has been recognized by the Company as a reduction of the remediation expense that was originally recognized in the year ended July 31, 2004 (see Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this charge).

Investment income, net.  The Company invests excess cash in short-term investments, as permitted under the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended between The Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A., as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Credit Facility and the Indenture relating to the 6.75% Notes.  The increase in investment income for the years ended July 31, 2007 and 2006 compared to the previous years is due to significant increases in average invested cash balances during the periods resulting primarily from increased cash flows net of increased capital expenditures, which for the year ended July 31, 2006 and July 31, 2005 also included proceeds from hotel sales, net of the payoff of the $100 million term loan (the “Credit Facility Term Loan”) in the year ended July 31, 2005.

Interest expense, net.  The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, incorporating unused commitment fees and letter of credit fees related to the $300 million revolving credit facility (the “Credit Facility Revolver”) thereunder, the outstanding $57.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”) and the series of bonds issued to finance the construction of employee housing facilities (the “Employee Housing Bonds”).  Interest expense decreased $3.9 million for the year ended July 31, 2007 compared to the year ended July 31, 2006, due primarily to an increase in capitalized interest associated with significant ongoing real estate and related resort development.  The Company has incurred additional interest expense for borrowings under real estate project specific financing, of which all has been capitalized to the projects.

The $3.8 million decrease in interest expense for the year ended July 31, 2006 compared to the year ended July 31, 2005 is primarily due to the Credit Agreement refinancing in January 2005 which, among other things, resulted in the extinguishment of the $100 million Credit Facility Term Loan and improved pricing for interest rate and commitment fee margins.  In addition, the Funded Debt to Adjusted EBITDA ratio (as defined in the Credit Agreement) improved under the refinancing in January 2005, which determined margin levels for pricing on interest rates and commitment fees under the Credit Facility.  The reduction in interest expense as a result of a reduction in outstanding debt and margin rates as previously discussed was partially offset by an increase in interest expense on variable rate debt although only 13.6% of the Company’s total debt was exposed to interest rate fluctuations.

Average borrowings under the Credit Facility Revolver were zero in the years ended July, 31, 2007 and 2006 and $6.6 million in the year ended July 31, 2005.

Loss on extinguishment of debt.  The Company recorded a $612,000 debt extinguishment charge in the year ended July 31, 2005 in connection with the refinancing in January 2005 of the Credit Facility.  The debt extinguishment charge is related to the write-off of unamortized issuance costs associated with the Credit Facility Term Loan, which was completely paid off.

(Loss) gain on sale of businesses, net.  The Company recorded a net loss of $601,000 in the year ended July 31, 2007 on the sale of its investment in RTP.  The Company recorded a $4.7 million gain in the year ended July 31, 2006 associated with the sale of the assets constituting SRL&S.  Additionally in the year ended July 31, 2006, the Company recorded an $82,000 loss associated with the sale of the Company’s interest in BG Resort due to the settlement of certain contingencies.  For the year ended July 31, 2005, the Company recorded a net loss consisting of (i) a $10.9 million loss associated with the sale of the assets constituting Rancho Mirage and (ii) a $2.1 million loss associated with the sale of the assets constituting the Vail Marriott, (iii) which was partially offset by a $5.7 million gain associated with the sale of the Company's interest in BG Resort (see Note 9, Sale of Businesses, of the Notes to Consolidated Financial Statements).

Contract dispute charges.  In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and pursued its legal rights.  The Company has incurred $4.6 million and $3.3 million of legal related costs related to this matter in the years ended July 31, 2007 and 2006, respectively.  In February 2007, the arbitrator in the Cheeca matter rendered a decision in favor of the Company, awarding $8.5 million in damages to RockResorts.  The arbitrator found that the ownership group had wrongfully terminated the management contract and that RockResorts had not breached the contract.  In accordance with the arbitrator’s ruling, RockResorts is seeking recovery of costs and attorney’s fees in the last stage of the proceedings.  The Company will record the total arbitration award, upon receipt, in “contract dispute credit (charges), net” in its Consolidated Statement of Operations (see Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this item).

Gain (loss) on put options, net.  The net gain for the year ended July 31, 2007 was related to the elimination of the put option liability (including the write-off of the associated put option intangible asset) as a result of the sale of the Company’s investment in RTP in April 2007.  The net loss in the year ended July 31, 2006 was related to an increase in the estimated fair market value of the RTP put option.  The net gain in the year ended July 31, 2005 was related to decreases in the estimated fair value of the SSV and RTP put options.  As a result of the sale of the Company’s investment in RTP in April 2007, the Company currently does not anticipate recognizing further gain (loss) on put options (see Note 10, Put and Call Options, of the Notes to Consolidated Financial Statements, for more information regarding the Company's put options).

Minority interest in income of consolidated subsidiaries.  Minority interest in income of consolidated subsidiaries is a function of the performance of the Company's consolidated subsidiaries in which there is minority ownership.  Improvement in SSV's income before provision for income taxes is primarily responsible for the increase in minority interest in the years ended July 31, 2007 and 2006.  Improvements in SSV's and SRL&S's income before provision for income taxes are primarily responsible for the increase in minority interest in the year ended July 31, 2005.

Income taxes.  The Company's tax provision and effective tax rate are driven primarily by the amount of pre-tax income, non-deductible executive compensation and other non-deductible items and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income.  The increase in the Company’s tax provision for the years ended July 31, 2007, 2006 and 2005 was primarily driven by a significant increase in pre-tax income.  The effective tax rate was 39.0%, 39.0% and 38.5% in the years ended July 31, 2007, 2006 and 2005, respectively.

The Internal Revenue Service (“IRS”) has completed its exam of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of net operating losses (“NOLs”).  These restricted NOLs relate to fresh start accounting from the Company’s reorganization in 1992.  The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals.  However, if the Company is unsuccessful in its appeals process, it will not negatively impact the Company’s financial position or results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Year Ended July 31,
	2007	2006	2005
Mountain Reported EBITDA	$207,728	$181,201	$151,269
Lodging Reported EBITDA	18,199	13,114	16,203
Resort Reported EBITDA	225,927	194,315	167,472
Real Estate Reported EBITDA	(2,482)	6,719	14,425
Total Reported EBITDA	223,445	201,034	181,897
Depreciation and amortization	(87,664)	(86,098)	(89,968)
Relocation and separation charges	(1,433)	(5,096)	--
Asset impairment charges	--	(210)	(2,550)
Mold remediation credit	--	1,411	--
Loss on disposal of fixed assets, net	(1,083)	(1,035)	(1,528)
Investment income	12,403	7,995	2,066
Interest expense, net	(32,625)	(36,478)	(40,298)
Loss on extinguishment of debt	--	--	(612)
(Loss) gain on sale of businesses, net	(639)	4,625	(7,353)
Contract dispute charges	(4,642)	(3,282)	--
Gain (loss) on put options, net	690	(1,212)	1,158
Other income, net	--	50	50
Minority interest in income of consolidated subsidiaries, net	(7,801)	(6,694)	(5,239)
Income before provision for income taxes	100,651	75,010	37,623
Provision for income taxes	(39,254)	(29,254)	(14,485)
Net income	$61,397	$45,756	$23,138

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2007	2006
Long-term debt	$593,733	$525,313
Long-term debt due within one year	377	5,915
Total debt	594,110	531,228
Less: cash and cash equivalents	230,819	191,794
Net debt	$363,291	$339,434

Liquidity and Capital Resources

Significant Sources of Cash

The Company's liquidity profile continued to improve in the year ended July 31, 2007.  The Company had no borrowings under its Credit Facility and had $230.8 million of cash and cash equivalents as of July 31, 2007.  For the years ended July 31, 2007, 2006 and 2005, cash and cash equivalents increased by $39.0 million, $55.2 million and $90.3 million, respectively.  The Company generated $118.4 million of cash from operating activities during the year ended July 31, 2007, compared to $63.7 million and $148.2 million generated during the years ended July 31, 2006 and 2005, respectively.  For the last three fiscal years, the Company’s cash flows from operations have been positively impacted by an increase in Resort Reported EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA) and an increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the current period), partially offset by an increase in investments in real estate.  The Company currently anticipates that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows as it expects to generate increased revenue combined with the generally fixed cost nature of the operations.  Additionally, anticipated closings of real estate projects will provide a significant source of future cash flows from operations, offset by further investments in real estate (as further discussed below within Significant Uses of Cash).

Included within investing activities, the Company generated $30.7 million of cash from the sale of SRL&S in the year ended July 31, 2006 and generated $108.4 million of cash from the sale of the Vail Marriott and Rancho Mirage in the year ended July 31, 2005. The Company does not currently anticipate material future cash from the sale of businesses in the near term.

Net cash provided by financing activities for the year ended July 31, 2007 was consistent with the prior periods; however, cash proceeds from the exercise of stock options decreased by $42.6 million (including tax benefits) for the year ended July 31, 2007 compared to the year ended July 31, 2006.  Additionally, the Company repurchased $15.0 million of its common stock during the year ended July 31, 2007 (as further discussed below within Significant Uses of Cash).  The Company had an increase in net non-recourse borrowing proceeds of $60.2 million, which was used to fund a portion of its investments in real estate.  The Company’s financing activities generated $53.5 million of cash in the year ended July 31, 2006 primarily due to cash proceeds from the exercise of stock options of $46.6 million, net proceeds from real estate financings of $13.4 million and the tax benefit from the exercise of stock options as a result of the adoption of SFAS 123R, as discussed above, of $14.3 million, which were partially offset by the repurchase of common stock of $10.8 million (as further discussed below within Significant Uses of Cash).

In addition to the Company’s $230.8 million of cash and cash equivalents at July 31, 2007, the Company has available $226.0 million under its Credit Facility (which represents the total commitment of $300 million less certain letters of credit outstanding of $74.0 million).  As of July 31, 2007 and 2006, total long-term debt (including long-term debt due within one year) was $594.1 million and $531.2 million, respectively, with the increase at July 31, 2007 being due to non-recourse financing related to the Company’s vertical real estate projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $339.4 million as of July 31, 2006 to $363.3 million as of July 31, 2007 due to the increase in long-term debt from non-recourse financing partially offset by the increase in cash and cash equivalents.  The Company believes it is in a good position to take advantage of potential strategic options as further discussed below, as the Company has significant cash on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows and through borrowings under construction loan agreements entered into by the Company’s wholly-owned subsidiaries, Arrabelle at Vail Square, LLC and The Chalets at The Lodge at Vail, LLC and borrowings, if necessary, under the Credit Facility (see Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements, for more information on the construction loan agreement with Arrabelle at Vail Square, LLC and The Chalets at The Lodge at Vail, LLC).  The Company also expects to enter into non-recourse financings on certain other real estate projects, such as The Ritz-Carlton Residences, Vail.

The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase resort capital expenditures, increase real estate investment for further development, pursue strategic acquisitions, payoff outstanding debt and/or return value to shareholders, including the repurchase of additional stock of the Company.  The Company’s debt generally has favorable fixed interest rates and is long-term in nature.  The Company’s Credit Facility and the Indenture limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock, and the pay off of certain of its debt, including its 6.75% Notes.

Significant Uses of Cash

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations as well as real estate development projects.  In addition, the Company expects it will incur significant cash income tax payments (generally expected to approximate its statutory income tax rate) in the near future due to the improved operating results, the limitations on the usage of NOLs generated in prior periods (subject to the appeal of the IRS ruling described above) and a decline in tax benefits resulting from stock option exercises.  Historically, the Company had not been a significant cash income tax payer.

The Company expects to spend approximately $325 million to $345 million in calendar year 2007 for real estate development projects, including the construction of associated resort-related depreciable assets, of which $146 million was spent as of July 31, 2007, leaving approximately $179 million to $199 million to spend in the remainder of calendar year 2007.  As indicated in the table under Contractual Obligations below, the Company has significant cash commitments in the near term.  These commitments are primarily related to the completion of several major real estate development projects under construction.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $376 million.  The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts.  The Company expects investments in real estate will be higher than historical levels for the foreseeable future as the Company continues its vertical development efforts. The Company has not finalized its real estate development plan for calendar year 2008.  As noted above, the Company obtained non-recourse financing to fund construction of Arrabelle and The Lodge at Vail Chalets projects.  The Company expects to utilize similar financing arrangements for certain other development projects, such as The Ritz-Carlton Residences, Vail.  In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest significant cash in the future.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend $95 million to $100 million of resort capital expenditures for calendar year 2007 excluding projects arising from real estate activities noted above, of which $36 million was spent as of July 31, 2007, leaving approximately $59 million to $64 million to spend in the remainder of calendar year 2007.  This overall resort capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its hotels.  Included in these capital expenditures are approximately $38 million to $40 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2007 are expected to include a new Beaver Creek children’s ski school gondola; replacement and realignment of two chairlifts with high-speed chairlifts at Vail; a new high-speed chairlift at Heavenly; an expanded spa at The Keystone Lodge, room renovations at The Lodge at Vail; and upgrades to the Company’s central reservations, marketing database and e-commerce booking systems, among other projects.  The Company has not finalized its specific resort capital plan for calendar year 2008.  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($489.4 million of the total $594.1 million debt outstanding as of July 31, 2007) are not due until fiscal 2013 and beyond.  Excluding payments of amounts due under non-recourse real estate financing which will be made utilizing proceeds from the applicable real estate closings, the Company has $17.9 million of principal payments due over the next five years.  Interest expense under the Company's debt will be approximately $34 million in the year ending July 31, 2008, assuming the debt remains at its current level and assuming current interest rates.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $139.5 million of variable-rate debt outstanding as of July 31, 2007.  A 100-basis point change in LIBOR would cause the Company's annual interest payments to change by approximately $1.4 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the year ended July 31, 2007, the Company repurchased 358,400 shares of common stock at a cost of $15.0 million.  Since inception of this stock repurchase plan, the Company has repurchased 673,500 shares at a cost of approximately $25.8 million, as of July 31, 2007.  As of July 31, 2007, 2,326,500 shares remained available to repurchase under the existing repurchase authorization.  Subsequent to July 31, 2007, the Company repurchased 232,504 additional shares at a cost of approximately $11.7 million.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.  Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants under its Credit Facility and the Indenture.  The most restrictive of those covenants include the following Credit Facility covenants: Net Funded Debt to Adjusted EBITDA ratio, Minimum Net Worth and the Interest Coverage ratio (each as defined in the Credit Agreement).  In addition, the Company’s financing arrangements, including the Indenture, limit its ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets.  The Company’s borrowing availability under the Credit Facility is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on the Company’s segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all relevant covenants in its debt instruments as of July 31, 2007.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2008.  However, there can be no assurance that the Company will meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as debt agreements, construction agreements in conjunction with the Company’s development activities and lease agreements.  Debt obligations, which total $594.1 million as of July 31, 2007 are recognized as liabilities in the Company's Consolidated Balance Sheet as of July 31, 2007. Obligations under construction contracts are not recognized as liabilities in the Company’s Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP.  Additionally, operating lease obligations, which total $50.7 million as of July 31, 2007, are not recognized as liabilities in the Company's Consolidated Balance Sheet, which is in accordance with GAAP.  A summary of the Company's contractual obligations as of July 31, 2007 is as follows (in thousands):

		Payments Due by Period
			2-3	4-5	More than
Contractual Obligations	Total	2008	years	years	5 years
Long-Term Debt (1)	$594,110	$377	$102,425	$1,943	$489,365
Fixed Rate Interest (1)	227,025	30,833	59,868	59,073	77,251
Operating Leases and Service Contracts	50,670	12,271	16,186	9,833	12,380
Purchase Obligations (2)	669,231	622,305	42,626	4,300	--
Other Long-Term Obligations (3)	1,086	377	--	--	709
Total Contractual Cash Obligations	$1,542,122	$666,163	$221,105	$75,149	$579,705

(1)           The fixed-rate interest payments included in the table above assume that all fixed-rate debt outstanding as of July 31, 2007 will be held to maturity.  Interest payments associated with variable-rate debt have not been included in the table.  Assuming that the amounts outstanding under variable-rate long-term debt as of July 31, 2007 are held to maturity, and utilizing interest rates in effect at July 31, 2007, the Company anticipates that its annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2007 will be in the range of $4.0 million to $5.0 million (excluding interest payments of $5.9 million and $1.9 million to be paid in the years ending July 31, 2008 and 2009, respectively, related to non-recourse real estate financings) for at least the next five years.  The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2007, and do not reflect interest obligations on potential future debt including non-recourse financing associated with real estate development.
(2)           Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes, accrued interest, contingencies, commitments to complete real estate projects on the Company's Consolidated Balance Sheet as of July 31, 2007 and other commitments for goods and services not yet received, including construction contracts.
(3)           Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the metropolitan district as described in Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Real Estate Revenue and Cost of Sales.

Description

The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate or condominium units sold within a project, when specific identification of costs cannot be reasonably determined.  The determination of cost of sales may utilize estimates for both the ultimate total revenue to be recognized, including the value of resort assets that may be part of a real estate development project, and total costs to be incurred on a real estate development project.  Real estate development projects generally span several years.

Judgments and Uncertainties

Changes to either total projected revenue to be earned, the relative sales values of the components of a project or the total projected costs to be incurred to determine cost of sales may cause significant variances in the profit margins recognized on individual parcels within a project.

Effect if Actual Results Differ From Assumptions

A 10% change in the estimates of either future revenue to be earned, the relative sales values of the components of a project or costs to be incurred for projects utilizing the relative sales value method would have changed the profit margin recognized by approximately $1.9 million for the year ended July 31, 2007.

Intangible Assets.

Description

The Company frequently acquires intangible assets, including goodwill, primarily through business combinations.  The assignment of value to individual intangible assets generally requires the assistance of a specialist, such as an appraiser.  The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation.  Because individual intangible assets (i) may be expensed immediately upon acquisition; (ii) amortized over their estimated useful life; or (iii) not amortized, the assigned values and lives, when applicable, could have a material effect on current and future period results of operations.  Further, intangibles are subject to certain judgments when evaluating impairment pursuant to SFAS No. 142, "Goodwill and Intangible Assets" (“SFAS 142”), discussed further in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.  The Company tests goodwill and indefinite lived intangible assets annually for impairment under SFAS 142 as of May 1, or whenever events may indicate a possible impairment exists.  Additionally, future operating results could trigger significant future non-cash impairment charges.

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

Effect if Actual Results Differ From Assumptions

The Company completed the annual impairment testing of intangible assets in the fourth quarter of the year ended July 31, 2007, which resulted in no impairment being recorded, using the methodology described herein.  A 10% decrease in the estimated fair value of the goodwill and intangible assets tested would not have had a significant impact on the test results.

Income Taxes.

Description

The Company is required to estimate its income taxes in each jurisdiction in which it operates.  This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Balance Sheets.  The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance.  This assessment is complicated by the fact that the Company files its tax return on a calendar year basis which is different from its fiscal year end.  As of July 31, 2007, the Company had total deferred tax assets of $62.5 million (before valuation allowances) and total deferred tax liabilities of $118.0 million.  The deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income.  Management believes that sufficient taxable income will be generated in the future, primarily through the reversal of the deferred tax liabilities, to realize the benefit of the Company's deferred tax assets for which valuation allowances have not been recorded against.

Judgments and Uncertainties

The Company has approximately $2.8 million (tax-effected) of NOLs carryforward as of July 31, 2007 for which it has not recorded a valuation allowance against.  The Company is relying on the reversal of deferred tax liabilities and generation of future taxable income to utilize this carryforward.

Effect if Actual Results Differ From Assumptions

If the Company were to incur substantial tax losses, the carryforward for which it has not recorded a valuation allowance against could expire without being utilized resulting in an increased tax expense in the period that the Company believes that it more likely than not the carryforward will not be realized.

Tax Contingencies.

Description

The Company is subject to periodic review by domestic tax authorities for audit of the Company's income tax returns.  These audits generally include questions regarding the Company's tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposures associated with the Company's various tax filing positions, including state and local taxes, the Company recorded reserves for probable exposure.  A significant amount of time may pass before a particular matter, for which the Company may have established a reserve, is audited and fully resolved.  The IRS has completed its exam of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOLs.  These restricted NOLs relate to fresh start accounting from the Company’s reorganization in 1992.  The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals.

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

An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution.  A favorable tax settlement could possibly result in a reduction in the Company's tax expense in the year of settlement or in future years resulting in additional cash being generated from operating activities, a reduction in the effective tax rate in the year of resolution or may require adjustments to the Company’s deferred tax assets, liabilities or intangible assets.  Additionally, a favorable outcome could result in a reduction in taxes owed to government agencies over the next several years.

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

Effect if Actual Results Differ From Assumptions

Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and the Company may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material.  A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $7.3 million for the year ended July 31, 2007.

New Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The requirements of FIN 48 are effective for the Company beginning August 1, 2007 (its fiscal year ending July 31, 2008).  Although the Company has not completed its analysis, the Company does not expect the implementation of FIN 48 will have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The requirements of SFAS 157 are effective for the Company beginning August 1, 2008 (its fiscal year ending July 31, 2009).  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on the Company’s financial position or results of operations upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  The requirements of SFAS 159 are effective for the Company beginning August 1, 2008 (its fiscal year ending July 31, 2009), although early adoption is permitted.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial position or results of operations upon adoption.

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

Seasonality and Quarterly Results

The Company's mountain and lodging operations are seasonal in nature.  In particular, revenue and profits for the Company's Mountain and most of its lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company's owned golf courses occur during the summer months while the winter season generally results in operating losses.  However, revenue and profits generated by GTLC's summer operations, management fees from those managed properties and golf operations are not sufficient to fully offset the Company's off-season losses from its mountain and other lodging operations.  During the year ended July 31, 2007, 79% of total combined Mountain and Lodging revenue was earned during the second and third quarters.  Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2007, the Company had $139.5 million of variable rate indebtedness, representing 23.5% of the Company's total debt outstanding, at an average interest rate during the year ended July 31, 2007 of 6.2%.  Based on variable-rate borrowings outstanding as of July 31, 2007, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $1.4 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2007, 2006 and 2005

Management's Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Supplemental Schedule of Non-Cash Transactions	F-8
Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule:
The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves	59

Management's Report on Internal Control over Financial Reporting

Management of Vail Resorts, Inc. (the “Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2007.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that, as of July 31, 2007, the Company's internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 26, 2007

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$230,819	$191,794
Restricted cash	54,749	20,322
Trade receivables, net of allowances of $2,118 and $1,388, respectively	43,557	35,949
Inventories, net of reserves of $826 and $755, respectively	48,064	42,278
Deferred income taxes (Note 12)	15,056	11,938
Other current assets	19,392	23,693
Total current assets	411,637	325,974
Property, plant and equipment, net (Note 5)	885,926	851,112
Real estate held for sale and investment	357,586	259,384
Deferred charges and other assets	30,129	29,615
Notes receivable	8,639	10,638
Goodwill, net (Note 5)	141,699	135,811
Intangible assets, net (Note 5)	73,507	75,109
Total assets	$1,909,123	$1,687,643

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$281,779	$230,762
Income taxes payable	37,441	17,517
Long-term debt due within one year (Note 4)	377	5,915
Total current liabilities	319,597	254,194
Long-term debt (Note 4)	593,733	525,313
Other long-term liabilities (Note 5)	181,830	158,490
Deferred income taxes (Note 12)	72,213	73,064
Commitments and contingencies (Note 14)
Put option liabilities (Note 10)	--	1,245
Minority interest in net assets of consolidated subsidiaries	27,711	32,560
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, and 39,747,976 and 39,036,282 shares issued, respectively (Note 17)	397	390
Additional paid-in capital	534,370	509,505
Retained earnings	205,118	143,721
Treasury stock (Note 17)	(25,846)	(10,839)
Total stockholders’ equity	714,039	642,777
Total liabilities and stockholders’ equity	$1,909,123	$1,687,643

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2007	2006	2005
Net revenue:
Mountain	$665,377	$620,441	$540,855
Lodging	162,451	155,807	196,351
Real estate	112,708	62,604	72,781
Total net revenue	940,536	838,852	809,987
Operating expense:
Mountain	462,708	443,116	391,889
Lodging	144,252	142,693	177,469
Real estate	115,190	56,676	58,254
Total segment operating expense	722,150	642,485	627,612
Other operating (expense) income:
Depreciation and amortization	(87,664)	(86,098)	(89,968)
Relocation and separation charges (Note 8)	(1,433)	(5,096)	--
Asset impairment charges (Note 11)	--	(210)	(2,550)
Mold remediation credit (Note 14)	--	1,411	--
Loss on disposal of fixed assets, net	(1,083)	(1,035)	(1,528)
Income from operations	128,206	105,339	88,329
Mountain equity investment income, net	5,059	3,876	2,303
Lodging equity investment loss	--	--	(2,679)
Real estate equity investment income (loss)	--	791	(102)
Investment income	12,403	7,995	2,066
Interest expense, net	(32,625)	(36,478)	(40,298)
Loss on extinguishment of debt	--	--	(612)
(Loss) gain on sale of businesses, net (Note 9)	(639)	4,625	(7,353)
Contract dispute charges (Note 14)	(4,642)	(3,282)	--
Gain (loss) on put options, net (Note 10)	690	(1,212)	1,158
Other income, net	--	50	50
Minority interest in income of consolidated subsidiaries, net	(7,801)	(6,694)	(5,239)
Income before provision for income taxes	100,651	75,010	37,623
Provision for income taxes (Note 12)	(39,254)	(29,254)	(14,485)
Net income	$61,397	$45,756	$23,138

Per share amounts (Note 3):
Basic net income per share	$1.58	$1.21	$0.65
Diluted net income per share	$1.56	$1.19	$0.64

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional				Total
	Shares				Paid-in	Deferred	Retained	Treasury	Stockholders'
	Class A	Common	Total	Amount	Capital	Compensation	Earnings	Stock	Equity
Balance, July 31, 2004	6,114,834	29,222,828	35,337,662	$353	$416,660	$(677)	$74,827	$--	$491,163
Net income	--	--	--	--	--	--	23,138	--	23,138
Conversion of Class A shares
to common shares (Note 17)	(6,114,834)	6,114,834	--	--	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	--	--	348	--	--	348
Issuance of shares
under share
award plans (Note 18)	--	1,258,531	1,258,531	13	21,928	--	--	--	21,941
Tax benefit of stock option
exercises	--	--	--	--	3,939	--	--	--	3,939
Balance, July 31, 2005	--	36,596,193	36,596,193	366	442,527	(329)	97,965	--	540,529
Net income	--	--	--	--	--	--	45,756	--	45,756
Stock-based compensation
(Note 18)	--	--	--	--	6,476	--	--	--	6,476
Reversal of deferred
compensation due to adoption
of SFAS 123R	--	--	--	--	(329)	329	--	--	--
Issuance of shares
under share
award plans (Note 18)	--	2,440,089	2,440,089	24	46,508	--	--	--	46,532
Tax benefit of stock option
exercises	--	--	--	--	14,323	--	--	--	14,323
Repurchase of common stock
(Note 17)	--	--	--	--	--	--	--	(10,839)	(10,839)
Balance, July 31, 2006	--	39,036,282	39,036,282	390	509,505	--	143,721	(10,839)	642,777
Net income	--	--	--	--	--	--	61,397	--	61,397
Stock-based compensation
(Note 18)	--	--	--	--	6,965	--	--	--	6,965
Issuance of shares
under share
award plans (Note 18)	--	711,694	711,694	7	10,975	--	--	--	10,982
Tax benefit of stock option
exercises	--	--	--	--	6,925	--	--	--	6,925
Repurchase of common stock
(Note 17)	--	--	--	--	--	--	--	(15,007)	(15,007)
Balance, July 31, 2007	--	39,747,976	39,747,976	$397	$534,370	$--	$205,118	$(25,846)	$714,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended July 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$61,397	$45,756	$23,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,664	86,098	89,968
Non-cash cost of real estate sales	81,176	35,121	38,425
Non-cash stock-based compensation expense	6,998	6,523	437
Asset impairment charges	--	210	2,550
Non-cash mold remediation credit	--	(559)	--
Loss (gain) on sale of businesses, net	639	(4,625)	7,353
Loss on extinguishment of debt	--	--	612
Deferred income taxes, net	(3,968)	1,322	(7,514)
Minority interest in net income of consolidated subsidiaries	7,801	6,694	5,239
Other non-cash expense (income), net	720	(6,291)	(3,433)
Changes in assets and liabilities:
Restricted cash	(34,427)	(2,069)	(2,222)
Accounts receivable, net	(4,496)	(2,644)	(3,665)
Inventories, net	(5,171)	(4,811)	(5,074)
Investments in real estate	(179,234)	(129,728)	(72,164)
Notes receivable	(2,590)	(1,925)	4,052
Accounts payable and accrued expenses	30,691	26,213	26,443
Income taxes receivable/payable	19,924	4,538	21,960
Deferred real estate credits	25,330	14,539	29,755
Private club deferred initiation fees and deposits	21,438	7,126	8,324
Other assets and liabilities, net	4,550	(17,812)	(16,007)
Net cash provided by operating activities	118,442	63,676	148,177
Cash flows from investing activities:
Capital expenditures	(119,232)	(88,901)	(79,975)
Distributions from joint ventures	-	522	6,588
Cash received from disposal of fixed assets	554	823	2,019
Cash received from sale of businesses	3,544	30,712	108,399
Purchase of minority interests	(8,387)	--	(9,748)
Other investing	(8,625)	(5,149)	--
Net cash (used in) provided by investing activities	(132,146)	(61,993)	27,283
Cash flows from financing activities:
Repurchases of common stock	(15,007)	(10,839)	--
Payment of financing costs	(1,294)	(1,584)	(1,774)
Proceeds from borrowings under Non-Recourse Real Estate Financings	75,019	25,548	--
Payments of Non-Recourse Real Estate Financings	(1,493)	(12,191)	--
Payment of Credit Facility Term Loan	--	--	(98,750)
Proceeds from borrowings under other long-term debt	64,612	38,112	176,423
Payments of other long-term debt	(75,284)	(42,248)	(181,239)
Distributions from joint ventures to minority shareholders	(10,005)	(4,239)	(1,807)
Proceeds from exercise of stock options	11,496	46,649	21,939
Tax benefit from exercise of stock options	6,925	14,323	--
Other financing	(2,240)	--	--
Net cash provided by (used in) financing activities	52,729	53,531	(85,208)
Net increase in cash and cash equivalents	39,025	55,214	90,252
Cash and cash equivalents:
Beginning of period	191,794	136,580	46,328
End of period	$230,819	$191,794	$136,580

Cash paid for interest, net of amounts capitalized	$23,573	$33,550	$38,158
Taxes paid, net	16,357	8,617	--

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions
(In thousands)

	Year Ended July 31,
	2007	2006	2005
Land exchange with the United States Forest Service	$--	$5,407	$--

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.           Organization and Business

Vail Resorts, Inc. ("Vail Resorts" or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations, at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada.  These resorts use Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company also holds a 69.3% interest in SSI Venture, LLC ("SSV"), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC ("RockResorts") brand, strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company ("GTLC"), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), and golf courses.  Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary, conducts the operations of the Company's Real Estate segment.  The Company’s Real Estate segment holds and develops real estate in and around the Company’s resort communities.  The Company's Mountain business and its Lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company's operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Investments in Affiliates, and Note 7, Variable Interest Entities).

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

Restricted Cash-- Restricted cash represents certain deposits received from real estate transactions, amounts held as state-regulated reserves for self-insured workers' compensation claims and owner and guest advance deposits held in escrow for lodging reservations.

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

Inventories-- The Company's inventories consist primarily of purchased retail goods, food and beverage items and spare parts.  Inventories are stated at the lower of cost or fair value, determined using primarily an average weighted cost method.  The Company records a reserve for estimated shrinkage and obsolete or unusable inventory.

Property, Plant and Equipment-- Property, plant and equipment is carried at cost net of accumulated depreciation.  Repairs and maintenance are expensed as incurred.  Expenditures that improve the functionality of the related asset or extend the useful life are capitalized.  When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income.  Depreciation is calculated on the straight-line method generally based on the following useful lives:

Estimated Life
in Years
Land improvements	20-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million.  The Company records capitalized interest once construction activities commence and capitalized $1.1 million, $63,000 and zero of interest on non-real estate projects during the years ended July 31, 2007, 2006 and 2005, respectively.

The Company has certain assets being used in resort operations that were constructed as amenities in conjunction with real estate development and included in project costs and expensed as the real estate was sold.  Accordingly, there is no carrying value and no depreciation expense related to these assets in the Company's Consolidated Financial Statements.  These assets were primarily placed in service from 1995 to 1997 with an original cost of approximately $33.0 million and an average estimated useful life of 15 years.

Real Estate Held for Sale and Investment-- The Company capitalizes as land held for sale and investment the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use.  The cost of sales for individual parcels of real estate within a project is determined using either specific identification or the relative sales value method, as applicable.  Sales and marketing expenses are charged against income in the period incurred.  Sales commission expenses are charged against income in the period that the related revenue is recorded.  The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction.  Interest capitalized on real estate development projects during the years ended July 31, 2007, 2006 and 2005 was $8.2 million, $2.2 million and $14,000, respectively.

The Company is a member in Keystone/Intrawest, LLC (“KRED”), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain.  The Company's investment in KRED, including the Company's equity earnings from the inception of KRED, is reported as "real estate held for sale and investment" in the accompanying Consolidated Balance Sheets.  The Company recorded equity investment income (loss) of zero, $791,000 and $(102,000) for the years ended July 31, 2007, 2006 and 2005, respectively, related to KRED.  During the year ended July 31, 2006, KRED made distributions of $2.2 million related to the sale of final inventory of developed real estate.  It is the intent of the members to dissolve KRED.

Deferred Financing Costs-- Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization.  Amortization is charged to interest expense over the respective term of the applicable debt issues.

Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions.  The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value.  As prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Intangible Assets" (“SFAS 142”), goodwill and certain indefinite lived intangible assets, including excess reorganization value, water rights and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing.  The Company tests annually (or more often, if necessary) for impairment under SFAS 142 as of May 1.  The Company determined that there was no impairment to goodwill or intangible assets during the years ended July 31, 2007, 2006 and 2005.

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”).  SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity.  SFAS 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  SFAS 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs (see Note 11, Asset Impairment Charges, for more information related to impaired long-lived assets).

Revenue Recognition-- Mountain and Lodging revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, hotel operations, property management services, private club dues, technology services and golf course greens fees, and are recognized as products are delivered or services are performed.  Revenue from private club initiation fees is recognized over the estimated life of the club facilities.  Revenue from arrangements with multiple deliverables is bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting.  If fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.

Revenue from real estate primarily involves the sale of condominiums/townhomes and land parcels (including related improvements).  Revenue is not recognized until a sale is fully consummated as evidenced by (i) a binding contract, (ii) receipt of adequate consideration and (iii) transfer to the buyer the usual risks and rewards of ownership.  Contingent future profits, if any, are recognized only when received.  The Company generally applies the "full accrual" method of revenue recognition thereby recognizing revenue and the related profit upon transfer of title to the buyer.  However, if the Company has an obligation to complete improvements to parcels or to construct amenities or other facilities as contractually required by sales that have been consummated, the Company utilizes the "percentage-of-completion" method of revenue recognition.  The Company recorded revenue under the percentage-of-completion method of approximately $7.1 million, $6.4 million and $11.2 million for the years ended July 31, 2007, 2006 and 2005, respectively.  Additionally, the Company uses the "deposit" method for sales that have not been completed for which payments have been received from buyers (reflected as deferred credits in the Company’s Consolidated Balance Sheets), and as such no profit is recognized until the sale is consummated.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued commitment liabilities for costs to be incurred subsequent to the sales transaction.  Estimates of project costs and cost allocations are reviewed at the end of each financial reporting period until a project is substantially completed and available for sale.  Costs are revised and reallocated as necessary for material changes on the basis of current estimates and are reported as a change in estimate in the current period.  The Company recorded changes in estimates that (decreased) increased real estate cost of sales by approximately $(636,000), $(214,000) and $435,000 for the years ended July 31, 2007, 2006 and 2005, respectively.  Additionally, for the years ended July 31, 2007 and 2006, the Company recorded $7.6 million and $1.8 million, respectively, of incremental estimated costs to complete the construction of the Jackson Hole Golf & Tennis Club (”JHG&TC”) cabins that have design and construction issues.

Deferred Revenue-- In addition to deferring certain revenue related to private club initiation fees and the real estate sales as noted above, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products.  The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate.

Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers' compensation, third-party loss contingencies, liabilities for the completion of real estate sold by the Company, allowance for doubtful accounts and property taxes among other items.  The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its financial statements.  These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.  The Company records legal costs related to defending its claims as incurred.

Advertising Costs-- Advertising costs are expensed at the time such advertising commences.  Advertising expense for the years ended July 31, 2007, 2006 and 2005 was $17.5 million, $17.2 million and $15.1 million, respectively.  At July 31, 2007 and 2006, prepaid advertising costs of $337,000 and $642,000, respectively, are reported as "other current assets" in the Company's Consolidated Balance Sheets.

Income Taxes-- The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes" (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized (see Note 12, Income Taxes, for more information related to deferred tax assets and liabilities).

Net Income Per Share-- In accordance with SFAS No. 128, "Earnings Per Share" (“EPS”) (“SFAS 128”), the Company computes net income per share on both the basic and diluted basis (see Note 3, Net Income Per Common Share).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.  The fair value of amounts outstanding under the Company's credit facilities, Employee Housing Bonds and Non-Recourse Real Estate Financings (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Notes (as defined in Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (as defined in Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2007 and 2006 is presented below (in thousands):

	July 31, 2007		July 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.75% Notes	$390,000	$377,325	$390,000	$372,450
Industrial Development Bonds	57,700	59,206	61,700	63,423
Other long-term debt	6,953	6,863	7,335	7,211

Stock Compensation--At July 31, 2007, the Company had four stock-based compensation plans, which are described more fully in Note 18, Stock Compensation Plans.  Prior to August 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method.  Under that transition method, compensation cost recognized in the years ended July 31, 2007 and 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods.  Results for prior periods have not been restated.  The following table shows total stock-based compensation expense for the years ended July 31, 2007, 2006 and 2005 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2007	2006	2005
Mountain operating expense	$3,824	$3,685	$254
Lodging operating expense	1,091	1,334	88
Real estate operating expense	2,083	1,504	95
Pre-tax stock-based compensation expense	6,998	6,523	437
Less: benefit for income taxes	2,628	2,450	164
Net stock-based compensation expense	$4,370	$4,073	$273

As a result of adopting SFAS 123R on August 1, 2005, the Company's income before income taxes and net income for the year ended July 31, 2007 decreased $6.6 million and $4.1 million, respectively, and for the year ended July 31, 2006 decreased $6.1 million and $3.8 million, respectively as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees.  The after-tax impact of stock-based compensation expense recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.11 for each of the years ended July 31, 2007 and 2006.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the Consolidated Statements of Operations before considering the impact of stock options that expire unexercised or forfeited (the "excess tax benefit") be classified as financing cash flows.  The excess tax benefit of $6.9 million and $14.3 million classified as financing cash inflows for the years ended July 31, 2007 and 2006, respectively, would have been classified as operating cash inflows if the Company had not adopted SFAS 123R.  The Company has elected to establish its pool of windfall tax benefits under the “long-form” method, and therefore, has calculated such excess amounts as if stock-based compensation expense on an individual grant basis had been recognized under the pro forma method of SFAS 123 and SFAS 123R.

The following table illustrates the effect on net income and net income per share if the Company had recorded in its Consolidated Statement of Operations the fair value recognition provisions of SFAS 123 to stock options granted under the Company's share award plans for the year ended July 31, 2005.  For purposes of this pro forma disclosure, stock options granted subsequent to July 31, 2005 are not considered, the value of the stock options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods (in thousands, except per share amounts).

Year Ended July 31,
2005
Net income
As reported	$23,138
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	273
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,987)
Pro forma	$20,424

Basic net income per share
As reported	$0.65
Pro forma	$0.57

Diluted net income per share
As reported	$0.64
Pro forma	$0.56

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 2005: dividend yield of 0%; expected volatility of 35.3%; risk-free interest rate of 3.28%; and an expected life of five years.  The weighted-average grant-date fair value per share of stock options granted in the year ended July 31, 2005 was $6.83.

Concentration of Credit Risk-- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash.  The Company places its cash and temporary cash investments in high quality credit institutions.  At times, such investments may be in excess of FDIC insurance limits.  Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.  As a result, as of July 31, 2007, the Company did not consider itself to have any significant concentrations of credit risk.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains allowances for potential losses, but does require advance deposits on certain transactions, and historical losses have been within management's expectations.  The Company does not enter into financial instruments for trading or speculative purposes.

Use of Estimates-- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

New Accounting Pronouncements-- In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The requirements of FIN 48 are effective for the Company beginning August 1, 2007 (its fiscal year ending July 31, 2008).  Although the Company has not completed its analysis, the Company does not expect the implementation of FIN 48 to have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The requirements of SFAS 157 are effective for the Company beginning August 1, 2008 (its fiscal year ending July 31, 2009).  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on the Company’s financial position or results of operations upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  The requirements of SFAS 159 are effective for the Company beginning August 1, 2008 (its fiscal year ending July 31, 2009), although early adoption is permitted.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial position or results of operations upon adoption.

3.           Net Income Per Common Share

SFAS 128 establishes standards for computing and presenting EPS.  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the years ended July 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended July 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$61,397	$61,397	$45,756	$45,756	$23,138	$23,138

Weighted-average shares outstanding	38,849	38,849	37,866	37,866	35,712	35,712
Effect of dilutive securities	--	525	--	701	--	648
Total shares	38,849	39,374	37,866	38,567	35,712	36,360
Net income per share	$1.58	$1.56	$1.21	$1.19	$0.65	$0.64

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 18,000, 334,000 and 631,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

4.           Long-Term Debt

Long-term debt as of July 31, 2007 and 2006 is summarized as follows (in thousands):

	Fiscal Year	July 31,	July 31,
	Maturity (i)	2007	2006
Credit Facility Revolver (a)	2012	$--	$--
SSV Facility (b)	2011	--	6,261
Industrial Development Bonds (c)	2009-2020	57,700	61,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
Non-Recourse Real Estate Financings (e)	2009-2010	86,882	13,357
6.75% Senior Subordinated Notes (f)	2014	390,000	390,000
Other (g)	2008-2029	6,953	7,335
Total debt		594,110	531,228
Less: Current maturities (h)		377	5,915
Long-term debt		$593,733	$525,313

(a)
On March 13, 2007, The Vail Corporation (“Vail Corp.”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Third Amendment”) of its existing senior credit facility (the “Credit Facility”), the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), among Vail Corp., Bank of America, N.A. as administrative agent, U.S. Bank National Association  (“U.S. Bank”) and Wells Fargo Bank, National Association (“Wells Fargo”) as co-syndication agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as co-documentation agents, and the lenders party thereto.  The Third Amendment amended the Credit Agreement to, among other things, (i) decrease the total loan commitment with respect to borrowings under the revolving facility (the “Credit Facility Revolver”) and letters of credit from $400 million to $300 million, (ii) improve pricing, including unused commitment fees and letter of credit fees and improve flexibility in the Company’s ability to make investments, (iii) extend the maturity date from January 28, 2010 to February 1, 2012 and (iv) eliminate certain covenant ratios and change, for pricing and covenant purposes, the gross debt leverage ratio to a net debt ratio.

Vail Corp. obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of Vail Corp., substantially all of its subsidiaries and the Company's interest in SSV.  The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit.  Borrowings under the Credit Agreement bear interest annually at the Company's option currently at the rate of (i) LIBOR plus 0.5% (5.82% at July 31, 2007) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (8.25% at July 31, 2007).  Interest rate margins fluctuate based upon the ratio of the Company's Net Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis.  The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends.  The unused amount available for borrowing under the Credit Agreement was $226.0 million as of July 31, 2007, net of letters of credit of $74.0 million outstanding under the Credit Agreement.  The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.  In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio, Minimum Net Worth and the Minimum Interest Coverage ratio (each as defined in the Credit Agreement).

Additionally, the Company amended and restated its then existing senior credit facility in January 2005 to, among other things, (i) expand the total loan commitment and (ii) improve pricing, including unused commitment fees and letter of credit fees and improve flexibility in the Company’s ability to make investments.  The Company recorded a $612,000 loss on extinguishment of debt in the year ended July 31, 2005 for the remaining unamortized deferred financing costs associated with the pay off of the term loan under such credit facility.

(b)
In September 2005, SSV entered into a new credit facility ("SSV Facility") with U.S. Bank as lender to refinance its existing credit facility and to provide additional financing for future acquisitions.  The new facility provides for financing up to an aggregate $33 million consisting of (i) an $18 million working capital revolver, (ii) a $10 million reducing revolver and (iii) a $5 million acquisition revolver.  Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV ($90.2 million at July 31, 2007).  Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment of SSV.  The SSV Facility matures September 2010.  Borrowings bear interest annually at SSV's option of (i) LIBOR plus 0.875% (6.20% at July 31, 2007) or (ii) U.S. Bank's prime rate minus 1.75% (6.50% at July 31, 2007).  Proceeds under the working capital revolver are for SSV's seasonal working capital needs.  No principal payments are due until maturity, and principal may be drawn and repaid at any time.  Proceeds under the reducing revolver were used to pay off SSV's existing credit facility.  Principal under the reducing revolver may be drawn and repaid at any time.  The reducing revolver commitments decrease by $312,500 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006 ($7.8 million available at July 31, 2007).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval.  Principal under the acquisition revolver may be drawn and repaid at any time.  The acquisition revolver commitments decrease by $156,250 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007 ($4.5 million available at July 31, 2007).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The SSV Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c)
The Company has outstanding $57.7 million of industrial development bonds (collectively, the "Industrial Development Bonds"), of which $41.2 million were issued by Eagle County, Colorado (the "Eagle County Bonds") and mature, subject to prior redemption, on August 1, 2019.  These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1.  The promissory note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the Forest Service permits for Vail and Beaver Creek.  In addition, the Company has outstanding two series of refunding bonds (collectively, the "Summit County Bonds").  The Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $15.0 million, maturing in the year ending July 31, 2009 and bear interest at 7.875%.  The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in the year ending July 31, 2011 and bear interest at 7.375%.  The promissory note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to the Bank of New York as Trustee under the Indenture of Trust underlying the Summit County Bonds.  The promissory note is also collateralized in accordance with a guaranty from Ralston Purina Company (subsequently assumed by Vail Corp. to the Trustee for the benefit of the registered owners of the bonds).

(d)
As of November 1, 2003, the Company began consolidating for financial reporting purposes four employee housing entities (each an “Employee Housing Entity” and collectively, the "Employee Housing Entities"): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot.  The Employee Housing Entities had previously been accounted for under the equity method (see Note 7, Variable Interest Entities).  Accordingly, the outstanding indebtedness of the entities (collectively, the "Employee Housing Bonds") is included in the Company's Consolidated Balance Sheets as of July 31, 2007 and 2006.  The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company's seasonal employees at its mountain resorts.  The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (5.32% to 5.37% at July 31, 2007).  Interest on the Employee Housing Bonds is paid monthly in arrears, and the interest rate is adjusted weekly.  No principal payments are due on the Employee Housing Bonds until maturity.  Each Employee Housing Entity’s bonds were issued in two series.  The Series A bonds for each Employee Housing Entity and the Series B bonds for Breckenridge Terrace, BC Housing and Tenderfoot are backed by letters of credit issued under the Credit Facility.  The Series B bonds for Tarnes are backed by a letter of credit issued by a bank, for which the assets of Tarnes serve as collateral ($8.2 million at July 31, 2007).  The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2007 and 2006 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
In January 2006, Arrabelle at Vail Square, LLC ("Arrabelle"), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (the "Arrabelle Facility") in the amount of up to $175 million with U.S. Bank, as administrative agent, and U.S. Bank and Wells Fargo, as joint lead arrangers.  Borrowings under the Arrabelle Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Arrabelle at Vail Square, a mixed-use development consisting of 67 luxury residential condominium units, a 36-room RockResorts hotel, approximately 33,000 square feet of retail and restaurant space, a spa, private mountain club, skating rink and skier services facilities.  The Arrabelle Facility matures on August 1, 2008, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units.  Borrowings under the Arrabelle Facility are required to be paid in full by Arrabelle prior to any distribution of funds from the closing of condominium units to the Company.  Arrabelle has the option to extend the term of the Arrabelle Facility for nine months, subject to certain requirements.  Borrowings under the Arrabelle Facility bear interest annually at Arrabelle's option at the rate of (i) LIBOR plus 1.45% (6.77% at July 31, 2007) or (ii) the administrative agent's prime commercial lending rate (8.25% at July 31, 2007).  Interest is payable monthly in arrears.  The Arrabelle Facility provides for affirmative and negative covenants that restrict, among other things, Arrabelle's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions.  The Arrabelle Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, the lenders have recourse only against Arrabelle's assets ($197.4 million at July 31, 2007) and as provided for below the lenders do not have recourse against assets held by the Company or Vail Corp.  All assets of Arrabelle are provided as collateral under the Arrabelle Facility.  At July 31, 2007, borrowings under the Arrabelle Facility were $60.5 million.

In March 2007, The Chalets at The Lodge at Vail, LLC (“Chalets”), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (the “Chalets Facility”) in the amount of up to $123 million with Wells Fargo, as administrative agent, book manager, and joint lead arranger, U.S. Bank as joint lead arranger and syndication agent, and the lenders party thereto.  Borrowings under the Chalets Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of The Lodge at Vail Chalets, a residential development consisting of 13 luxury condominium units, as well as a private mountain club, a spa, skier services building and parking structure.  The Chalets Facility matures on September 1, 2009, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units.  Borrowings under the Chalets Facility are required to be paid in full by Chalets prior to any distribution of funds from the closings of the luxury condominium units to the Company.  Chalets has the option to extend the term of the Chalets Facility for six months, subject to certain requirements.  Borrowings under the Chalets Facility bear interest annually at the rate, at the Chalets’ option, of (i) LIBOR plus a margin of 1.35% (6.67% at July 31, 2007) or (ii) the greater of (x) the administrative agent’s prime commercial lending rate (8.25% at July 31, 2007) or (y) the Federal Funds Rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5% (5.78% at July 31, 2007).  Interest is payable monthly in arrears.  The Chalets Facility provides for affirmative and negative covenants that restrict, among other things, Chalets’ ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions.  The Chalets Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, the lenders have recourse only against Chalets’ assets ($100.7 million at July 31, 2007) and as provided for below the lenders do not have recourse against assets held by the Company or Vail Corp.  All assets of Chalets are provided as collateral under the Chalets Facility.  At July 31, 2007, borrowings under the Chalets Facility were $26.4 million.

On July 19, 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (the "Gore Creek Facility") in the amount of up to $30 million with U.S. Bank, as administrative agent and lender.  Borrowings under the Gore Creek Facility were non-revolving and were used for the payment of certain costs associated with the construction and development of Gore Creek Place, a residential development consisting of 16 luxury duplex residences.  The Gore Creek Facility had a scheduled maturity of July 19, 2007, and principal payments were due at the earlier of closing of sales for the Gore Creek residences or maturity.  At July 31, 2006, borrowings under the Gore Creek Facility were $1.5 million.  On August 3, 2006 the borrowings under the Gore Creek Facility were paid in full and the project was completed during the year ended July 31, 2007.

In connection with the Arrabelle Facility, Chalets Facility and Gore Creek Facility (collectively, "Non-Recourse Real Estate Financings"), the Company and/or certain subsidiaries guarantees the completion of the construction of the projects (but not the repayment of any amounts drawn under the facilities).  However, Vail Corp. could be responsible to pay damages to the lenders under very limited circumstances.  If either the Company or Vail Corp. is required to perform Arrabelle’s or Chalets’ obligation to complete the projects, the lenders will make available to the Company or Vail Corp. any undisbursed commitments under the facilities for the completion of construction and development of the projects.

(f)
The Company has outstanding $390 million of Senior Subordinated Notes due 2014 (the "6.75% Notes") issued in January 2004, the proceeds of which were used to purchase the previously outstanding $360 million principal amount of Senior Subordinated Notes due 2009 (the "8.75% Notes") and pay related premiums, fees and expenses.  The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15.  The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity.  The Company has certain early redemption options under the terms of the 6.75% Notes.  The premium for early redemption of the 6.75% Notes ranges from 0% to 3.375%, depending on the date of redemption beginning in February 2009.  The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility.  The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (see Note 20, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).  The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies.

(g)
Other obligations primarily consist of a $6.5 million note outstanding to the Colorado Water Conservation Board, which matures in the year ending July 31, 2029, and capital leases totaling $473,000.  Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 3.5% to 6.0% and have maturities ranging from the year ending July 31, 2008 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.

(i)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2007 are as follows (in thousands):

	Non-Recourse Real Estate Financings	All Other	Total
2008	$--	$377	$377
2009	60,530	15,279	75,809
2010	26,352	264	26,616
2011	--	1,738	1,738
2012	--	205	205
Thereafter	--	489,365	489,365
Total debt	$86,882	$507,228	$594,110

The Company recorded gross interest expense of $41.9 million, $38.7 million and $40.3 million for the years ended July 31, 2007, 2006 and 2005, respectively, of which $1.9 million, $1.8 million and $2.1 million was amortization of deferred financing costs.  The Company capitalized $9.3 million, $2.2 million and $14,000 of interest during the years ended July 31, 2007, 2006 and 2005, respectively.  The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.           Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2007	2006
Land and land improvements	$249,291	$248,941
Buildings and building improvements	553,958	529,316
Machinery and equipment	420,514	393,949
Furniture and fixtures	114,615	113,696
Software	27,756	32,508
Vehicles	27,179	25,671
Construction in progress	71,666	39,149
Gross property, plant and equipment	1,464,979	1,383,230
Accumulated depreciation	(579,053)	(532,118)
Property, plant and equipment, net	$885,926	$851,112

Depreciation expense for the years ended July 31, 2007, 2006 and 2005 totaled $84.0 million, $81.7 million and $87.6 million, respectively.

The composition of intangible assets follows:

	July 31,
	2007	2006
Indefinite lived intangible assets
Trademarks	$61,714	$59,379
Water rights	11,180	11,180
Excess reorganization value	14,145	14,145
Other intangible assets	6,175	6,577
Gross indefinite lived intangible assets	93,214	91,281
Accumulated amortization	(24,713)	(24,752)
Indefinite lived intangible assets, net	68,501	66,529

Goodwill
Goodwill	159,053	153,165
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	141,699	135,811

Amortizable intangible assets
Customer lists	17,814	18,087
Property management contracts	4,412	10,869
Intellectual property	--	4,348
Forest Service permits	5,905	5,905
Other intangible assets	15,308	15,320
Gross amortizable intangible assets	43,439	54,529
Accumulated amortization
Customer lists	(17,814)	(17,851)
Property management contracts	(3,643)	(8,345)
Intellectual property	--	(3,968)
Forest Service permits	(2,000)	(1,826)
Other intangible assets	(14,976)	(13,959)
Accumulated amortization	(38,433)	(45,949)
Amortizable intangible assets, net	5,006	8,580

Total gross intangible assets	295,706	298,975
Total accumulated amortization	(80,500)	(88,055)
Total intangible assets, net	$215,206	$210,920

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2007, 2006 and 2005 totaled $3.7 million, $4.3 million and $2.3 million, respectively, and is estimated to be approximately $336,000 annually, on average, for the next five fiscal years.

The weighted-average amortization period (in years) for intangible assets subject to amortization is as follows:

	July 31,
	2007	2006
Customer lists	8	8
Property management contracts	8	10
Intellectual property	--	6
Forest Service permits	35	35
Other intangible assets	8	8

The changes in the net carrying amount of goodwill for the years ended July 31, 2007, 2006 and 2005 are as follows (in thousands):

Balance at July 31, 2004	$145,090
Sale of Rancho Mirage	(6,396)
Assets held for sale adjustment	(185)
Purchase of minority interest	(1,775)
Put exercise adjustment	(1,227)
Balance at July 31, 2005	$135,507
Acquisition	304
Balance at July 31, 2006	$135,811
Purchase of minority interest	2,955
Sale of RTP	(3,049)
Acquisitions	5,982
Balance at July 31, 2007	$141,699

In March 2007, the Company acquired 20% of the minority interest in SSV, resulting in $3.0 million of goodwill.  In April 2007, the Company sold its interest in RTP, LLC (“RTP”), resulting in a $3.0 million decrease of associated goodwill.  In June 2007, the Company acquired retail/rental and dining businesses, resulting in $6.0 million of goodwill.  In the year ended July 31, 2006, the Company acquired a retail/rental business, resulting in $304,000 of goodwill.  In July 2005, the Company sold the assets constituting The Lodge at Rancho Mirage (“Rancho Mirage”), resulting in a $6.4 million decrease of associated goodwill.  The assets held for sale adjustment in the year ended July 31, 2005 relates to the goodwill associated with Snake River Lodge & Spa (“SRL&S”) which had been classified as held for sale.  The purchase of minority interest in the year ended July 31, 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining SRL&S minority interest at less than carrying value.  The put exercise adjustment in the year ended July 31, 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining RockResorts minority interest.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2007	2006
Trade payables	$58,292	$58,959
Real estate development payables	39,807	23,640
Deferred revenue	36,179	30,785
Deferred credits and deposits	51,351	24,026
Accrued salaries, wages and deferred compensation	30,721	31,954
Accrued benefits	23,810	24,538
Accrued interest	14,710	14,969
Liability to complete real estate projects, short term	8,500	5,951
Other accruals	18,409	15,940
Total accounts payable and accrued expenses	$281,779	$230,762

The composition of other long-term liabilities follows:

	July 31,
	2007	2006
Private club deferred initiation fee revenue	$94,205	$91,438
Deferred real estate credits	54,363	54,578
Private club initiation deposits	17,767	1,308
Liabilities to complete real estate projects	6,301	550
Other long-term liabilities	9,194	10,616
Total other long-term liabilities	$181,830	$158,490

6.           Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2007:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
Eclipse Television & Sports Marketing, LLC (“Eclipse”)	*
Bachelor Gulch Resort, LLC (“BG Resort”)	**

* The Company had a 20% ownership interest in Eclipse which it sold on July 31, 2007.
** The Company had a 49% ownership interest in BG Resort which it sold on December 8, 2004.

The Company had total net investments in equity method affiliates of $5.4 million and $6.4 million as of July 31, 2007 and 2006, respectively, classified as "deferred charges and other assets" in the accompanying Consolidated Balance Sheets.  The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $2.4 million and $2.9 million as of July 31, 2007 and 2006, respectively.

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

7.           Variable Interest Entities

The Company has determined that it is the primary beneficiary of the Employee Housing Entities, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements.  As a group, as of July 31, 2007, the Employee Housing Entities had total assets of $40.1 million (primarily recorded in property, plant and equipment) and total liabilities of $66.7 million (primarily recorded in long-term debt).  All of the assets of Tarnes ($8.2 million as of July 31, 2007) serve as collateral for Tarnes' Tranche B obligations.  The Company has issued under its Credit Facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II, LLC ("APII"), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.1 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2007.

The Company had determined that it was the primary beneficiary of FFT Investment Partners (“FFT”), which was a VIE.  FFT’s sole asset was a private residence in Eagle County, Colorado.  In March 2007, the private residence owned by FFT was sold for $6.7 million, and thereafter FFT was dissolved.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest.  The Company also has extended a $2.0 million note receivable to one of these entities.  These entities were formed to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of July 31, 2007.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $190.0 million (unaudited) and total liabilities of approximately $50.1 million (unaudited) as of July 31, 2007.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.0 million and the net book value of the intangible asset associated with the management agreements in the amount of $769,000 as of July 31, 2007.

8.           Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006.  The relocation process (which also includes the consolidation of certain other operations of the Company) was completed by July 31, 2007.  The total charges associated with the relocation was $3.8 million (which includes charges for severance and retention of  $1.5 million, charges for contract termination costs of $348,000 and facility, employee and other relocation costs of $1.9 million), all of which has been recorded through July 31, 2007.  The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying Consolidated Balance Sheets (in thousands):

			Facility,
	Severance		Employee
	and	Contract	and Other
	Retention	Termination	Relocation
	Benefits	Costs	Costs	Total
Balance at July 31, 2005	$--	$--	$--	$--
Relocation charges	1,440	--	911	2,351
Payments	(567)	--	(628)	(1,195)
Balance at July 31, 2006	873	--	283	1,156
Relocation charges	67	348	1,018	1,433
Payments	(940)	(226)	(1,301)	(2,467)
Balance at July 31, 2007	$--	$122	$--	$122

In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned.  In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses, which is included in “relocation and separation charges” in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  Payments of Mr. Aron’s separation benefits were made during the year ended July 31, 2007.

9.           Sale of Businesses

On April 30, 2007, the Company sold its 54.5% interest in RTP to RTP’s minority shareholder for approximately $3.5 million.  As part of this transaction the Company retained source code rights to its internal use software and internet solutions.  The net impact to income before provision for income taxes in the accompanying Consolidated Statement of Operations for the year ended July 31, 2007 from this transaction was a gain of $89,000 comprised of (i) a net loss of $601,000 on the sale of its investment in RTP, which was recorded in “(loss) gain on sale of businesses, net” and (ii) a net gain of $690,000 related to the elimination of the put option liability to RTP’s minority shareholder and the write-off of the associated put option intangible asset which was recorded in “gain (loss) on put options, net” (see Note 10, Put and Call Options, for more information on this transaction).

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting SRL&S to Lodging Capital Partners, a private, Chicago-based hospitality investment firm ("LCP"), for $32.5 million, the proceeds of which were adjusted for normal working capital pro-rations.  The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as "assets held for sale" prior to the sale.  The Company recorded a $4.7 million gain after consideration of all costs involved, which is included in "(loss) gain on sale of businesses, net" in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  The Company continues to manage SRL&S pursuant to a 15-year management agreement with LCP.

On July 28, 2005, VA Rancho Mirage Resort, L.P., a limited partnership owned by wholly-owned subsidiaries of the Company, sold the assets constituting Rancho Mirage to GENLB-Rancho LLC ("GenLB"), a partnership led by the Gencom Group ("Gencom"), for $33.0 million, the proceeds of which were adjusted for normal working capital prorations.  Gencom is an affiliate of GHR, LLC, the company which acquired the Company's interest in BG Resort earlier in the year ended July 31, 2005.  An agreement to sell the hotel was reached in early July 2005, after Gencom expressed its interest in acquiring the property.  The carrying value of the assets sold (net of liabilities assumed) was $43.3 million.  The Company recorded a $10.9 million loss in the year ended July 31, 2005 after consideration of all costs involved, which is included in "(loss) gain from sale of businesses, net" in the accompanying Consolidated Statement of Operations.  In connection with the sale of Rancho Mirage, the Company entered into a multi-year management agreement of the hotel with GenLB.  The Company continued to manage Rancho Mirage; however, in June 2006, the Company received notification by GenLB that effective August 13, 2006 the hotel would be closed in order to complete an extensive redevelopment of the property and the management agreement was terminated generating a termination fee of $2.4 million (pursuant to the terms of the management agreement).

On June 24, 2005, VAMHC, Inc., a subsidiary of the Company, sold the assets constituting the Vail Marriott Mountain Resort & Spa (the "Vail Marriott") to DiamondRock Hospitality Limited Partnership ("DiamondRock") for $62.0 million, the proceeds of which were adjusted for normal working capital prorations.  An agreement to sell the hotel was reached in May 2005, after DiamondRock expressed its interest in acquiring the property.  The carrying value of the assets sold (net of liabilities assumed) was $60.1 million.  Additionally, the Company was required to complete certain capital projects that were part of the Company's 2005 capital plan as well as fund, in certain circumstances, certain other future improvements, the total of which was not expected to exceed $3.1 million.  The Company recorded a $2.1 million loss in the year ended July 31, 2005 after consideration of all costs involved, which is included in "(loss) gain from sale of businesses, net" in the accompanying Consolidated Statement of Operations.  The Company continues to manage the Vail Marriott pursuant to a 15-year management agreement with DiamondRock.

On December 8, 2004, the Company sold its 49% minority equity interest in BG Resort, the entity that owns The Ritz-Carlton Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million.  This transaction resulted in a $5.7 million gain on disposal of the investment, which is included in "(loss) gain on sale of businesses, net" in the accompanying Consolidated Statement of Operations for the year ended July 31, 2005.  In addition, the Company recognized $2.5 million of Real Estate revenue associated with the recognition of previously deferred revenue for the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity for the year ended July 31, 2005.  In conjunction with the sale, the Company had guaranteed payment of certain contingencies of BG Resort upon settlement.  At the time of sale, the Company recorded a liability related to these contingencies in the amount of $130,000.  In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $82,000, which has been recorded as a loss within "(loss) gain on sale of businesses, net" in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

10.           Put and Call Options

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

The Company’s and GSSI’s remaining put and call rights are as follows: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.  As of July 31, 2007, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $36.9 million.

In November 2004, GSSI notified the Company of its intent to exercise its put (the "2004 Put") for 20% of its ownership interest in SSV; in January 2005, the 2004 Put was exercised and settled for a price of $5.8 million.  As a result, the Company then held an approximate 61.7% ownership interest in SSV.  The Company had determined that the price to settle the 2004 Put should be marked to fair value through earnings.  During the year ended July 31, 2005, the Company recorded a gain of $612,000 related to the decrease in the estimated fair value of the liability associated with the 2004 Put.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder could put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually.  The put price was determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period.  The Company had determined that this put option should be marked to fair value through earnings.  The put period was extended in October 2006, and again in February 2007.  In connection with the Company’s sale of its 54.5% interest in RTP (see Note 9, Sale of Businesses, for more information on this transaction) the put agreement with RTP’s minority shareholder was terminated resulting in the Company recording a net gain of $690,000 for the year ended July 31, 2007 related to the elimination of its put option liability net of the write-off of the associated put option intangible asset.  For the year ended July 31, 2006, the Company recorded a loss of $1.2 million representing an increase in the estimated fair value of the put option liability during the period.  For the year ended July 31, 2005, the Company recorded a gain of $546,000 representing a decrease in the estimated fair value of the put option liability during the period.

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts.  The minority shareholder in RockResorts ("Olympus") had the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis.  The put option was exercisable between October 1, 2004 and September 30, 2005.  If the put option was not exercised, then the Company had a call option on Olympus' equity interest which was valued at $1.6 million and recorded as an intangible asset at the time that the written option was entered into.  The Company marked the put option to fair value through earnings each period.  There was no impact on earnings related to changes in the fair market value of the put liability for the year ended July 31, 2005 as the estimated fair market value of the put option did not exceed the book value of the minority shareholder's interest during that period.  Olympus notified the Company of its intent to exercise the put option for 100% of its interest in RockResorts in October 2004; however, due to a dispute over the settlement price of the put, the parties did not agree on a settlement price until April 2005.  In May 2005, the put was settled for a price of $1.3 million.  As a result, the Company now holds a 100% ownership interest in RockResorts.  When the put price was settled, the call option no longer had value, and the Company recorded a $1.6 million charge in the year ended July 31, 2005 to write the value of the call option to zero.

11.           Asset Impairment Charges

During the year ended July 31, 2006, the Company recorded $210,000 of impairment losses for the write off of construction in progress costs, as it was determined that the Company would not receive future benefits from these development efforts.

During the year ended July 31, 2005, the Company recorded $2.6 million of impairment losses on long-lived assets consisting of (i) $1.6 million to write-off the value of the RockResorts call option intangible upon settlement of the Olympus put in May 2005 (see Note 10, Put and Call Options), (ii) $536,000 to write-off the intangible asset associated with the Casa Madrona property management contract which was terminated in May 2005, (iii) $273,000 to write-off construction in progress costs related to a water rights expansion project resulting from the termination of a cooperation agreement in June 2005 after failing to obtain a necessary permit and (iv) $167,000 to write off construction in progress costs associated with a Keystone water reservoir project which management decided to abandon due to difficulty in obtaining necessary permits and the high cost of continuing the project.

12.           Income Taxes

At July 31, 2007, the Company has total Federal net operating loss ("NOL") carryforwards of approximately $70.8 million for income tax purposes, all of which expire in the year ending July 31, 2008 and are limited in deductibility each year under Section 382 of the Internal Revenue Code.  The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through December 31, 2007 (the "Section 382 Amount").  However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of the above NOLs to reduce its taxable income.  These NOLs relate to fresh start accounting from the Company's reorganization in 1992.  During the year ended July 31, 2006, the Internal Revenue Service completed its exam of the Company’s filing position in these amended returns and disallowed the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million.  Consequently, the accompanying Consolidated Financial Statements and table of deferred items have only recognized benefits related to the NOLs to the extent of the Section 382 Amount reported in its tax returns prior to its amendments.  The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals.  If the Company is successful in its appeal, it will result in a reduction in intangible assets existing at the date of fresh start accounting to the extent that the Company is able to reduce taxable income from the utilization of the NOLs currently restricted.  If the Company is unsuccessful in its appeals process, it will not negatively impact the Company’s financial position or results of operations.  Additionally, the Company has state NOLs (primarily California) totaling $25.1 million. The state NOLs primarily expire by the year ending July 31, 2015.

At July 31, 2007, the Company has recorded a valuation allowance of $1.6 million, primarily due to California NOLs generated in prior years.  Management has determined that it is more likely than not that a portion of its deferred tax assets, those primarily generated from California NOL carryovers, will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of July 31, 2007 and July 31, 2006 are as follows (in thousands):

	July 31,
	2007	2006
Deferred income tax liabilities:
Fixed assets	$90,984	$94,411
Intangible assets	22,330	19,884
Other, net	4,705	4,147
Total	118,019	118,442
Deferred income tax assets:
Real estate and other investments	11,407	8,440
Deferred compensation and other accrued expenses	15,965	13,474
Net operating loss carryforwards and minimum and
other tax credits	2,775	5,584
Deferred membership revenue	30,942	29,519
Other, net	1,361	1,904
Total	62,450	58,921
Valuation allowance for deferred income taxes	(1,588)	(1,605)
Deferred income tax assets, net of valuation allowance	60,862	57,316
Net deferred income tax liability	$57,157	$61,126

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2007	2006
Net current deferred income tax asset	$15,056	$11,938
Net non-current deferred income tax liability	72,213	73,064
Net deferred income tax liability	$57,157	$61,126

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2007	2006	2005
Current:
Federal	$37,962	$22,757	$18,987
State	5,566	4,196	2,873
Total current	43,528	26,953	21,860
Deferred:
Federal	(4,125)	3,383	(6,731)
State	(149)	(1,082)	(644)
Total deferred	(4,274)	2,301	(7,375)
Provision for income taxes	$39,254	$29,254	$14,485

The Company recorded a tax benefit upon the exercise of stock options and issuance of restricted stock of $6.9 million, $14.3 million and $3.9 million for the years ended July 31, 2007, 2006 and 2005, respectively.

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2007	2006	2005
At U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.5%	2.7%	3.3%
Nondeductible compensation	0.4%	1.4%	0.7%
Nondeductible meals or entertainment	0.2%	0.2%	0.6%
General business credits	(0.6)%	(1.0)%	(1.2)%
Other	0.5%	0.7%	0.1%
	39.0%	39.0%	38.5%

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

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("BCRC"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek.  The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis.  Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2007, 2006 and 2005 totaled $7.1 million, $6.7 million and $6.3 million, respectively.  The Company had a receivable with respect to this arrangement of $49,000 and $16,000 as of July 31, 2007 and 2006, respectively.

The Company previously had a 49% ownership interest in BG Resort, which it sold in December 2004.  In August 2004, BG Resort repaid the $4.9 million principal balance note receivable which was outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort in a debt refinancing.

Between August 2003 and May 2005, the Company was the bookkeeper for BG Resort.  The Company's responsibilities included maintaining the books and records of BG Resort and overseeing the annual financial statement audit.  The Company recorded revenue of $85,000 during the year ended July 31, 2005 related to this agreement.

In November 2002, the Company purchased an approximately 20,000 square foot spa and skier services area and 30 parking spaces from BG Resort for $13.3 million.  The Company recorded revenue of $768,000, $2.6 million and $2.5 million during the years ended July 31, 2007, 2006 and 2005, respectively, related to use of the spa by guests of the Ritz-Carlton, Bachelor Gulch (the "Ritz").  In October 2006, the Company converted the mountain club spa from an owned and operated club to a leased facility and now leases this facility to BG Resort, under which the Company recorded revenue of $214,000 in the year ended July 31, 2007.

On December 7, 2000, the Company and BG Resort entered into a Golf Course Access Agreement (the "Golf Agreement") which gave Ritz guests preferential tee times at Red Sky Ranch Golf Course (the "Course").  For this privilege, BG Resort paid a one-time access fee of $3.0 million to the Company.  The term of the Golf Agreement commenced with the opening date of the Course and will expire on the later of (i) 50 years after the opening date of the Course or (ii) the date on which the Golf Agreement expires or is terminated.  The Company recognized approximately $60,000 in revenue related to the Golf Agreement during each of the years ended July 31, 2007, 2006 and 2005.

For the year ended July 31, 2006, KRED, an entity in which the Company has a 50% ownership interest, made distributions to the Company in the amount of $2.2 million related to the sale of inventory of developed real estate.  In connection with this distribution, the Company recorded a $715,000 gain during the year ended July 31, 2006 for distributions in excess of the Company’s basis in the KRED investment.

As of July 31, 2005, the Company had outstanding a $500,000 long-term note receivable from KRED.  This note was related to the fair market value of the land originally contributed to the partnership, and was repaid as the underlying land was sold to third parties.  KRED made principal payments totaling $2.0 million in the year ended July 31, 2005 related to this note.  This note was fully paid off during the year ended July 31, 2006.  In addition, the Company previously had a receivable from KRED in the amount of $355,000 related to advances used for development project funding.  In the fourth quarter of the year ended July 31, 2005, this receivable, including accrued interest, was converted to equity in KRED in lieu of payment of the receivable by KRED.  The Company received interest payments from KRED of $49,000 during the year ended July 31, 2005.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest.  SSF/VARE is the broker for several of the Company's developments.  The Company recorded net real estate commissions expense of approximately $3.4 million, $1.0 million and $375,000 for payments made to SSF/VARE during the years ended July 31, 2007, 2006 and 2005, respectively.  In addition, the Company had prepaid commission expense of $6.4 million and $5.9 million at July 31, 2007 and 2006, respectively, for amounts paid to SSF/VARE.  SSF/VARE leases several spaces for real estate offices from the Company.  The Company recognized approximately $416,000, $406,000 and $370,000 in revenue related to these leases during the years ended July 31, 2007, 2006 and 2005, respectively.

In January 2007, Robert A. Katz, Chief Executive Officer of the Company, executed a purchase and sale agreement for the purchase of a unit at The Lodge at Vail Chalets project located near the Vista Bahn at the base of Vail Mountain for a total purchase price of $12.5 million.  Mr. Katz provided an earnest money deposit of $1.9 million and upgrade deposits totaling $63,000.  The earnest money deposits will be used to fund the construction of The Lodge at Vail Chalets project.  The sale of the unit by the Company to Mr. Katz was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In September 2003, the Company invested in the purchase of a residence in Eagle County, Colorado for Jeffrey W. Jones, the Company's Senior Executive Vice President and Chief Financial Officer, and his family.  The Company contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence.  In May 2006, Mr. Jones’ former residence was sold, in connection with the Company’s relocation of its corporate headquarters to Broomfield, Colorado, for $2.0 million.  The net proceeds to the Company for its 46.1% ownership interest were approximately $851,000, $201,000 in excess of the Company’s investment.  In June 2006, the Company invested in the purchase of a residence in the Denver/Boulder, Colorado area, for Mr. Jones and his family in connection with his relocation to the Company’s new headquarters in Broomfield, Colorado.  The Company contributed $650,000 towards the purchase price of the residence and thereby obtained a 31.0% undivided ownership interest in such residence.  In January 2007, Mr. Jones purchased the Company’s ownership interest for an appraised value of $650,000.  The sale of the Company’s ownership interest was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In July 2002, RockResorts entered into an agreement with Edward E. Mace, former President of RockResorts and of Vail Resorts Lodging Company, whereby RockResorts invested in the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado.  RockResorts contributed $900,000 towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership in such residence.  In April 2006, Mr. Mace ceased to be an employee of the Company.  In October 2006, RockResorts sold its proportionate share of the residence to Mr. Mace.  The net proceeds to the Company for its 47% ownership interest after certain deductions was $893,000, $7,000 less than RockResorts’ investment.

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

In February 2001, the Company invested in the purchase of a primary residence in Breckenridge, Colorado for Roger McCarthy, former Co-President of the Mountain Division and Chief Operating Officer for Breckenridge.  The Company contributed $400,000 towards the purchase price of the residence and thereby obtained an approximate 40% undivided ownership interest in such residence.  In May 2007, Mr. McCarthy ceased to be an employee of the Company.  The Company shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months from Mr. McCarthy's termination of employment from the Company.

In 1999, the Company entered into an agreement with William A. Jensen, President of the Mountain Division and Chief Operating Officer for Vail Mountain, whereby the Company invested in the purchase of a primary residence for Mr. and Mrs. Jensen in Vail, Colorado.  The Company contributed $1.0 million towards the purchase price of the residence and thereby obtained an approximate 49% undivided ownership interest in such residence.  In July 2007, Mr. Jensen purchased the Company’s ownership interest for an appraised value of $1.5 million.  The net proceeds to the Company for its ownership interest were approximately $1.4 million, $406,000 in excess of the Company’s investment.  The sale of the Company’s ownership interest was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In December 2004, Adam Aron, the former Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ronald Baron, an affiliate of a significant shareholder in the Company, reserved the purchase of condominium units at the planned "Arrabelle" project located in the core of LionsHead (Vail).  In April 2005, Mr. Aron executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $4.6 million.  Mr. Aron provided earnest money deposits totaling $690,000 and upgrade deposits totaling $154,000.  In May 2005, Mr. Baron and his wife executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $14.0 million.  Mr. and Mrs. Baron provided earnest money deposits totaling $2.1 million and upgrade deposits totaling $1.0 million.  The earnest money deposits are only refundable at the Company's discretion or if the Company fails to complete the project.  The sale of the condominiums was approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

14.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.1 million and $1.3 million, primarily within "other long-term liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2007 and 2006, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2014.

Guarantees

As of July 31, 2007, the Company had various other letters of credit outstanding in the amount of $67.2 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $4.5 million related to workers' compensation for Heavenly and Rancho Mirage, $7.5 million of construction performance guarantees and $2.9 million for workers' compensation and general liability deductibles related to the construction of Gore Creek Place and Arrabelle at Vail Square.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of Financial Interpretations No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (“FIN 45”) under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology and software products indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company's use of trustees, indemnities related to the Company's use of public lands and environmental indemnifications.  The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Financial Statements, either because the Company has recorded on its Consolidated Balance Sheets the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause.  In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision.  Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos.  The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination whether to complete a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $14.8 million as of July 31, 2007, and anticipates completion of the majority of these commitments within the next two years.

The Company installed a new gondola lift and related infrastructure at Breckenridge for the 2006/2007 ski season pursuant to an agreement with the Town of Breckenridge (the “Town”).  The Town contributed $6.7 million to fund construction of the gondola, as well as the already completed skiway.  The funds contributed by the Town reduced the book value of the gondola and related infrastructure.

The Company has executed as lessee operating leases for the rental of office and commercial space, employee residential units and office equipment through fiscal 2019.  Certain of these leases have renewal terms at the Company's option, escalation clauses, rent holidays and leasehold improvement incentives.  Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term.  Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease.  For the years ended July 31, 2007, 2006 and 2005, the Company recorded lease expense related to these agreements of $22.3 million, $17.4 million and $13.7 million, respectively, which is included in the accompanying Consolidated Statements of Operations.

Future minimum lease payments under these leases as of July 31, 2007 are as follows (in thousands):

2008	$12,271
2009	8,810
2010	7,376
2011	5,779
2012	4,054
Thereafter	12,380
Total	$50,670

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

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Cheeca Holdings, LLC (“Cheeca Holdings”), the entity owner of the hotel property, asserted that RockResorts breached the management contract, among other alleged breaches, and sought a ruling that it had the right to terminate the management contract and sought monetary damages, and recovery of attorneys’ fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  The Company has incurred $4.6 million and $3.3 million of legal related costs related to this matter in the years ended July 31, 2007 and 2006, respectively, which is included in “contract dispute charges” in the accompanying Consolidated Statements of Operations in the respective periods.

On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings.  The arbitrator found that the ownership group had wrongfully terminated the hotel management contract without good cause, as RockResorts had maintained in the proceedings, and that RockResorts had not breached the management contract, as the ownership group had alleged.  In accordance with the arbitrator’s ruling, RockResorts is seeking recovery of costs and attorneys’ fees in the last stage of the proceedings.  Upon conclusion of that stage, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal.  Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net” in its Consolidated Statement of Operations.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During the year ended July 31, 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an Employee Housing Entity in which the Company is a member and manager.  As a result, the facility was not available for occupancy during the 2003/2004 ski season.  All buildings at the facility required mold remediation and reconstruction and this work began in the year ended July 31, 2004.  Breckenridge Terrace recorded a $7.0 million liability in the year ended July 31, 2004 for the estimated cost of remediation and reconstruction efforts.  These costs were funded by a loan to Breckenridge Terrace from the Company member of Breckenridge Terrace.  As of July 31, 2006, Breckenridge Terrace had substantially completed all remediation efforts.

Forensic construction experts retained by Breckenridge Terrace determined that the water intrusion and condensation problems were the result of construction and design defects.  In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings.  During the year ended July 31, 2006, the Company recorded a $1.4 million mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts and a true-up adjustment as the remediation project is complete.  This credit was recognized by the Company as reduction of the remediation expense that was originally recognized in the year ended July 31, 2004.

15.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company's ski resorts and related ancillary activities.  The Lodging segment includes the operations of all of the Company's owned hotels, RockResorts, GTLC, condominium management and golf operations.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment holds and develops real estate in and around the Company's resort communities.  The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses plus or minus segment equity income or loss) which is a non-GAAP financial measure.  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.  Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

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

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.  Mountain Reported EBITDA consists of Mountain net revenue plus Mountain equity investment income less Mountain operating expense.  Lodging Reported EBITDA consists of Lodging net revenue less Lodging equity investment loss less Lodging operating expense.  Real Estate Reported EBITDA consists of Real Estate net revenue plus (less) Real Estate equity investment income (loss) less Real Estate operating expense.  All segment expenses include an allocation of corporate administrative expense.  Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.  The accounting policies specific to each segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2007	2006	2005
Net revenue:
Lift tickets	$286,997	$263,036	$233,458
Ski school	78,848	72,628	63,915
Dining	59,653	56,657	53,688
Retail/rental	160,542	149,350	120,149
Other	79,337	78,770	69,645
Total Mountain net revenue	665,377	620,441	540,855
Lodging	162,451	155,807	196,351
Resort	827,828	776,248	737,206
Real estate	112,708	62,604	72,781
Total net revenue	$940,536	$838,852	$809,987
Operating expense:
Mountain	$462,708	$443,116	$391,889
Lodging	144,252	142,693	177,469
Resort	606,960	585,809	569,358
Real estate	115,190	56,676	58,254
Total segment operating expense	$722,150	$642,485	$627,612
Equity investment income (loss):
Mountain	$5,059	$3,876	$2,303
Lodging	--	--	(2,679)
Resort	5,059	3,876	(376)
Real estate	--	791	(102)
Total equity investment income (loss)	$5,059	$4,667	$(478)

Reported EBITDA:
Mountain	$207,728	$181,201	$151,269
Lodging	18,199	13,114	16,203
Resort	225,927	194,315	167,472
Real estate	(2,482)	6,719	14,425
Total Reported EBITDA	$223,445	$201,034	$181,897

Real estate held for sale and investment	$357,586	$259,384	$154,874

Reconciliation to net income:
Mountain Reported EBITDA	207,728	181,201	151,269
Lodging Reported EBITDA	18,199	13,114	16,203
Resort Reported EBITDA	225,927	194,315	167,472
Real Estate Reported EBITDA	(2,482)	6,719	14,425
Total Reported EBITDA	223,445	201,034	181,897
Depreciation and amortization	(87,664)	(86,098)	(89,968)
Relocation and separation charges	(1,433)	(5,096)	--
Asset impairment charges	--	(210)	(2,550)
Mold remediation credit	--	1,411	--
Loss on disposal of fixed assets, net	(1,083)	(1,035)	(1,528)
Investment income	12,403	7,995	2,066
Interest expense, net	(32,625)	(36,478)	(40,298)
Loss on extinguishment of debt	--	--	(612)
(Loss) gain from sale of businesses, net	(639)	4,625	(7,353)
Contact dispute charges	(4,642)	(3,282)	--
Gain (loss) on put options, net	690	(1,212)	1,158
Other income, net	--	50	50
Minority interest in income of consolidated subsidiaries, net	(7,801)	(6,694)	(5,239)
Income before provision for income taxes	100,651	75,010	37,623
Provision for income taxes	(39,254)	(29,254)	(14,485)
Net income	$61,397	$45,756	$23,138

16.           Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2007
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2007	2007	2007	2007	2006
Mountain revenue	$665,377	$38,475	$308,712	$272,026	$46,164
Lodging revenue	162,451	45,604	43,643	32,796	40,408
Real estate revenue	112,708	12,436	17,134	56,216	26,922
Total net revenue	940,536	96,515	369,489	361,038	113,494
Income (loss) from operations	128,206	(54,867)	136,184	97,750	(50,861)
Loss on sale of businesses, net	(639)	(38)	(601)	--	--
Contract dispute charges	(4,642)	(181)	(184)	(672)	(3,605)
Net income (loss)	61,397	(34,322)	78,508	53,026	(35,815)
Basic net income (loss) per common share	1.58	(0.88)	2.02	1.37	(0.93)
Diluted net income (loss) per common share	$1.56	$(0.88)	$1.99	$1.35	$(0.93)

	2006
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2006	2006	2006	2006	2005
Mountain revenue	$620,441	$39,163	$294,773	$246,228	$40,277
Lodging revenue	155,807	42,486	39,492	32,079	41,750
Real estate revenue	62,604	42,378	7,124	9,709	3,393
Total net revenue	838,852	124,027	341,389	288,016	85,420
Income (loss) from operations	105,339	(45,034)	123,245	77,008	(49,880)
Gain on sale of businesses, net	4,625	--	--	4,625	--
Contract dispute charges	(3,282)	(2,466)	(816)	--	--
Net income (loss)	45,756	(31,263)	68,337	43,011	(34,329)
Basic net income (loss) per common share	1.21	(0.80)	1.78	1.15	(0.93)
Diluted net income (loss) per common share	$1.19	$(0.80)	$1.75	$1.12	$(0.93)

17.           Capitalization

Class A Common Stock Conversion

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Conversion Agreement").  Pursuant to the Conversion Agreement, Apollo converted all of its Class A common stock into shares of the Company's common stock.  Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership.  Apollo did not dissolve after this distribution and continues to exist as a partnership.  The Company, pursuant to the Conversion Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn), covering certain of the shares owned by the limited partners of Apollo.  Before the conversion, Apollo owned 6.1 million shares of Class A common stock or 99.9% of the Company's Class A common stock.  As a result of the above Conversion Agreement, the Company no longer has any Class A common stock outstanding and the Company's Consolidated Balance Sheet no longer presents any Class A common stock and the full balance of the Company's common stock outstanding is presented under "common stock."

Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the year ended July 31, 2007, the Company repurchased 358,400 shares of common stock at a cost of $15.0 million.  Since inception of this stock repurchase plan through July 31, 2007, the Company has repurchased 673,500 shares at a cost of approximately $25.8 million.  As of July 31, 2007, 2,326,500 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.  Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

18.           Stock Compensation Plans

The Company has four share award plans which have been approved by the Company's shareholders: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan").  On January 4, 2007, the Company’s shareholders approved to amend the Company’s 2002 Plan to, among other things, (i) rollover to the 2002 Plan an amount equal to the number of shares of common stock remaining for issuance under the 1999 Plan as of November 6, 2006 and a number of shares of common stock that is equal to any shares of common stock that are forfeited pursuant to the terms of the 1999 Plan after November 6, 2006; and (ii) increase the number of shares of common stock authorized for issuance under the 2002 Plan from 2,500,000 to 5,000,000 shares (“Amended 2002 Plan”).  Under the Amended 2002 Plan, 5,000,000 shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates.  The terms of awards granted under the Amended 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee.  All share-based awards (except for restricted shares and restricted share units) granted under these plans have a life of ten years.  Most awards vest ratably over three years; however some have been granted with different vesting schedules.  To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under any of the four plans.  At July 31, 2007, approximately 2.9 million share-based awards were available to be granted under the Amended 2002 Plan.  Under the 1993 Plan, 1996 Plan and 1999 Plan no share-based awards are available for grant.

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

The fair value of most option awards and stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2007 and 2006 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below.  In the year ended July 31, 2006 the fair value of equity awards with cliff vesting was estimated on the date of grant using a Black-Scholes option-pricing model due to the lack of historical employee exercise behavior, which applies assumptions within the ranges as noted in the table below.  Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed.  Expected volatility is based on historical volatility of the Company's stock.  The Company uses historical data to estimate equity awards exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2007	2006	2005
Expected volatility	37.4%	38.9%	35.3%
Expected dividends	--%	--%	--%
Expected term (in years)	5.3	5.8-7.0	5.0
Risk-free rate	4.3-4.8%	4.0-4.6%	3.3%

The Company has estimated forfeiture rates that range from 12.0% to 12.1% in its calculation of stock-based compensation expense for the year ended July 31, 2007.  These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the share-based compensation plans as of July 31, 2005, 2006 and 2007, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Awards	Price	Contractual Term	Value
Outstanding at July 31, 2004	4,453	$18.32
Granted	790	18.76
Exercised	(1,244)	17.70
Forfeited or expired	(119)	17.21
Outstanding at July 31, 2005	3,880	$18.64
Granted	805	29.86
Exercised	(2,433)	19.27
Forfeited or expired	(469)	21.18
Outstanding at July 31, 2006	1,783	$22.18
Granted	227	42.37
Exercised	(649)	17.71
Forfeited or expired	(165)	28.63
Outstanding at July 31, 2007	1,196	$27.55	7.9 years	$31,185
Exercisable at July 31, 2007	532	$22.36	7.1 years	$16,579

The weighted-average grant-date fair value of options and SARs granted during the years ended July 31, 2007, 2006 and 2005 was $16.18, $12.71 and $6.83, respectively.  The total intrinsic value of options exercised during the years ended July 31, 2007, 2006 and 2005 was $19.8 million, $37.6 million and $10.3 million, respectively.  The Company granted 102,000 restricted share awards/units during the year ended July 31, 2007 with a weighted-average grant-date fair value of $41.76.  The Company granted 208,000 restricted share awards/units during the year ended July 31, 2006 with a weighted-average grant-date fair value of $29.08.  No restricted share awards/units were granted during the year ended July 31, 2005.  The Company had 75,000, 19,000 and 22,000 restricted share awards/units that vested during the years ended July 31, 2007, 2006 and 2005, respectively.  These awards/units had a total fair value of $3.0 million, $675,000 and $519,000 at the date of vesting for the years ended July 31, 2007, 2006 and 2005, respectively.

A summary of the status of the Company's nonvested options and SARs as of July 31, 2007, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2006	1,108	$9.99
Granted	227	16.18
Vested	(508)	8.56
Forfeited	(163)	11.33
Nonvested at July 31, 2007	664	$12.87

A summary of the status of the Company's nonvested restricted share awards/units as of July 31, 2007, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2006	193	$28.43
Granted	102	41.76
Vested	(75)	27.94
Forfeited	(25)	33.26
Nonvested at July 31, 2007	195	$34.94

As of July 31, 2007, there was $9.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the share-based compensation plans, of which $5.9 million, $3.0 million and $619,000 of expense is expected to be recognized in the years ending July 31, 2008, 2009 and 2010, respectively, assuming no future share-based awards are granted.

Cash received from option exercises under all share-based payment arrangements was $11.5 million, $46.6 million and $21.9 million for the years ended July 31, 2007, 2006 and 2005, respectively.  The actual tax benefit to be realized for the tax deductions from options/SARs exercised and restricted stock awards/units vested was $6.9 million, $14.3 million and $3.9 million for the years ended July 31, 2007, 2006 and 2005, respectively.

The Company has a policy of using either authorized and unissued shares or treasury shares (if any) including shares acquired by purchase in the open market or in private transactions to satisfy equity award exercises.

19.           Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the "plan"), qualified under Section 401(k) of the Internal Revenue Code, for its employees.  Under this plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21.  Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code.  The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date.  The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

Total retirement plan expense recognized by the Company for the years ended July 31, 2007, 2006 and 2005 was $2.8 million, $2.8 million and $2.6 million, respectively.

20.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle, Gore Creek, Chalets, RCR Vail, LLC, Crystal Peak Lodge of Breckenridge, Inc., Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries."  Balance sheet data is presented as of July 31, 2007 and 2006.  Statement of operations and statement of cash flows data are presented for the years ended July 31, 2007, 2006 and 2005.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2007
(in thousands)
		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$225,952	$4,867	$--	$230,819
Restricted cash	--	11,437	43,312	--	54,749
Trade receivables, net	--	41,804	1,753	--	43,557
Inventories, net	--	9,805	38,259	--	48,064
Other current assets	15,056	13,545	5,847	--	34,448
Total current assets	15,056	302,543	94,038	--	411,637
Property, plant and equipment, net	--	784,458	101,468	--	885,926
Real estate held for sale and investment	--	86,837	270,749	--	357,586
Goodwill, net	--	123,033	18,666	--	141,699
Intangible assets, net	--	57,087	16,420	--	73,507
Other assets	4,646	24,225	9,897	--	38,768
Investments in subsidiaries and advances to (from) parent	1,206,709	337,716	(82,219)	(1,462,206)	--
Total assets	$1,226,411	$1,715,899	$429,019	$(1,462,206)	$1,909,123

Current liabilities:
Accounts payable and accrued expenses	$12,718	$161,456	$107,605	$--	$281,779
Income taxes payable	37,441	--	--	--	37,441
Long-term debt due within one year	--	49	328	--	377
Total current liabilities	50,159	161,505	107,933	--	319,597
Long-term debt	390,000	57,724	146,009	--	593,733
Other long-term liabilities	--	108,582	73,248	--	181,830
Deferred income taxes	72,213	--	--	--	72,213
Minority interest in net assets of consolidated subsidiaries	--	--	--	27,711	27,711
Total stockholders’ equity	714,039	1,388,088	101,829	(1,489,917)	714,039
Total liabilities and stockholders’ equity	$1,226,411	$1,715,899	$429,019	$(1,462,206)	$1,909,123

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

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$719,258	$234,780	$(13,502)	$940,536
Total operating expense	510	612,972	210,301	(11,453)	812,330
(Loss) income from operations	(510)	106,286	24,479	(2,049)	128,206
Other (expense) income, net	(27,037)	5,950	(3,929)	152	(24,864)
Equity investment income, net	--	5,059	--	--	5,059
Loss on sale of businesses, net	--	(639)	--	--	(639)
Gain on put options, net	--	690	--	--	690
Minority interest in income of consolidated subsidiaries, net	--	--	--	(7,801)	(7,801)
(Loss) income before income taxes	(27,547)	117,346	20,550	(9,698)	100,651
Benefit (provision) for income taxes	10,743	(50,124)	127	--	(39,254)
Net (loss) income before equity in income of consolidated subsidiaries	(16,804)	67,222	20,677	(9,698)	61,397
Equity in income of consolidated subsidiaries	78,201	--	--	(78,201)	--
Net income (loss)	$61,397	$67,222	$20,677	$(87,899)	$61,397

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$649,743	$197,656	$(8,547)	$838,852
Total operating expense	18,204	551,923	171,933	(8,547)	733,513
(Loss) income from operations	(18,204)	97,820	25,723	--	105,339
Other expense, net	(27,149)	(1,857)	(2,709)	--	(31,715)
Equity investment income, net	--	4,667	--	--	4,667
Gain on sale of businesses, net	--	4,625	--	--	4,625
Loss on put options, net	--	(1,212)	--	--	(1,212)
Minority interest in income of consolidated subsidiaries, net	--	--	(6,694)	--	(6,694)
(Loss) income before income taxes	(45,353)	104,043	16,320	--	75,010
Benefit (provision) for income taxes	17,688	(47,172)	230	--	(29,254)
Net (loss) income before equity in income of consolidated subsidiaries	(27,665)	56,871	16,550	--	45,756
Equity in income of consolidated subsidiaries	73,421	--	--	(73,421)	--
Net income (loss)	$45,756	$56,871	$16,550	$(73,421)	$45,756

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$48	$675,176	$143,579	$(8,816)	$809,987
Total operating expense	15,515	581,632	133,327	(8,816)	721,658
(Loss) income from operations	(15,467)	93,544	10,252	--	88,329
Other expense, net	(27,706)	(7,921)	(3,167)	--	(38,794)
Equity investment loss, net	--	(478)	--	--	(478)
Loss on sale of businesses, net	--	(7,353)	--	--	(7,353)
Gain on put options, net	--	1,158	--	--	1,158
Minority interest in loss (income) of consolidated subsidiaries, net	--	476	(5,715)	--	(5,239)
(Loss) income before income taxes	(43,173)	79,426	1,370	--	37,623
Benefit (provision) for income taxes	16,622	(31,291)	184	--	(14,485)
Net (loss) income before equity in income of consolidated subsidiaries	(26,551)	48,135	1,554	--	23,138
Equity in income of consolidated subsidiaries	49,689	--	--	(49,689)	--
Net income (loss)	$23,138	$48,135	$1,554	$(49,689)	$23,138

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(41,046)	$191,441	$(31,953)	$118,442

Cash flows from investing activities:
Capital expenditures	--	(76,563)	(42,669)	(119,232)
Cash received from sale of businesses	--	3,544	--	3,544
Purchase of minority interest	--	(8,387)	--	(8,387)
Other investing activities, net	--	(2,561)	(5,510)	(8,071)
Net cash used in investing activities	--	(83,967)	(48,179)	(132,146)

Cash flows from financing activities:
Repurchase of common stock	(15,007)	--	--	(15,007)
Net proceeds (payments) from borrowings under long-term debt	--	(9,898)	72,752	62,854
Proceeds from exercise of stock options	11,496	--	--	11,496
Tax benefit from exercise of stock options	6,925	--	--	6,925
Distributions from joint ventures from (to) minority shareholders	--	3,986	(13,991)	(10,005)
Advances (from) to affiliates	38,926	(53,384)	14,458	--
Other financing activities, net	(1,294)	(2,224)	(16)	(3,534)
Net cash provided by (used in) financing activities	41,046	(61,520)	73,203	52,729

Net increase (decrease) in cash and cash equivalents	--	45,954	(6,929)	39,025
Cash and cash equivalents
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$225,952	$4,867	$230,819

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(13,000)	$92,568	$(15,892)	$63,676

Cash flows from investing activities:
Capital expenditures	--	(78,380)	(10,521)	(88,901)
Cash received from sale of businesses	--	30,712	--	30,712
Other investing activities, net	--	277	(4,081)	(3,804)
Net cash used in investing activities	--	(47,391)	(14,602)	(61,993)

Cash flows from financing activities:
Repurchase of common stock	--	(10,839)	--	(10,839)
Net proceeds from borrowings under long-term debt	--	5,769	3,452	9,221
Proceeds from exercise of stock options	46,649	--	--	46,649
Tax benefit from exercise of stock options	14,323	--	--	14,323
Advances (from) to affiliates	(47,972)	49,590	(1,618)	--
Other financing activities, net	--	(2,578)	(3,245)	(5,823)
Net cash provided by (used in) financing activities	13,000	41,942	(1,411)	53,531

Net increase (decrease) in cash and cash equivalents	--	87,119	(31,905)	55,214
Cash and cash equivalents
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$179,998	$11,796	$191,794

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(4,690)	$147,928	$4,939	$148,177

Cash flows from investing activities:
Capital expenditures	--	(71,532)	(8,443)	(79,975)
Cash received from sale of businesses		108,399	--	108,399
Other investing activities, net	--	(1,511)	370	(1,141)
Net cash provided by (used in) investing activities	--	35,356	(8,073)	27,283

Cash flows from financing activities:
Proceeds from exercise of stock options	21,939	--	--	21,939
Net payments on long-term debt	--	(98,945)	(4,621)	(103,566)
Advances (from) to affiliates	(17,249)	(30,562)	47,811	--
Other financing activities, net	--	(1,973)	(1,608)	(3,581)
Net cash provided by (used in) financing activities	4,690	(131,480)	41,582	(85,208)

Net increase in cash and cash equivalents	--	51,804	38,448	90,252
Cash and cash equivalents
Beginning of period	--	41,075	5,253	46,328
End of period	$--	$92,879	$43,701	$136,580

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the 2007 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2007 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2007 annual meeting of stockholders

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2007 annual meeting of stockholders

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2007 annual meeting of stockholders

PART IV

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
(3)           Index to Exhibits.

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Posted Exhibit Number	Description	Sequentially Numbered Page
3.1
Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005.  (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005.)

3.2	Amended and Restated By-Laws of Vail Resorts, Inc., dated September 28, 2004. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on September 30, 2004.)
4.1(a)
Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee (Including Exhibit A, Form of Global Note).  (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004.)

4.1(b)
Supplemental Indenture, dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee.  (Incorporated by reference to Exhibit 10.34 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

4.1(c)	Form of Global Note. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed February 2, 2004.)
10.1
Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002.  (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)

10.2(a)	Forest Service Unified Permit for Keystone ski area, dated December 30, 1996. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.2(b)	Amendment No. 2 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.2(c)	Amendment No. 3 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.2(d)	Amendment No. 4 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.2(e)	Amendment No. 5 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(a)
Forest Service Unified Permit for Breckenridge ski area, dated December 30, 1996.  (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.3(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(f)	Amendment No. 5 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)
10.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(a)	Forest Service Unified Permit for Vail ski area, dated November 23, 1993. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.6
Purchase and Sale Agreement between VR Holdings, Inc., as Seller and GHR, LLC, as Purchaser dated December 8, 2004.  (Incorporated by reference to Exhibit 99.2 on Form 8-K of Vail Resorts, Inc., dated December 14, 2004.)

10.7(a)
Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005.  (Incorporated by reference to Exhibit 10.18(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005.)

10.7(b)
First Amendment to Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 10, 2005.  (Incorporated by reference to Exhibit 10.18(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005.)

10.8
Purchase and Sale Agreement by and between VA Rancho Mirage Resort L.P., Rancho Mirage Concessions, Inc. and GENLB-Rancho, LLC, dated July 1, 2005.  (Incorporated by reference to Exhibit 10.21 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.9
Purchase and Sale Contract between JHL&S LLC and Lodging Capital Partners, LLC, dated December 22, 2005.  (Incorporated by reference to Exhibit 10.32 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.10(a)
Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a “Vail Associates, Inc.”) and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.10(b)
Trust Indenture, dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee.  (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.11(a)
Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as Co-Documentation Agents the Lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.  (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on January 31, 2005.)

10.11(b)
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower and Bank of America, N.A., as Administrative Agent.  (Incorporated by reference to Exhibit 10.16(b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.11(c)
Second Amendment to Fourth Amended and Restated Credit Agreement among The Vail Corporation, the Required Lenders and Bank of America, as Administrative Agent.  (Incorporated by reference to Exhibit 10.3 of Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.11(d)
Limited Waiver, Release, and Third Amendment to Fourth Amended and Restated Credit Agreement, dated March 13, 2007.  (Incorporated by reference to Exhibit 10.2 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.12(a)
Construction Loan Agreement, dated January 31, 2006 among Arrabelle at Vail Square, LLC, U.S. Bank National Association and Wells Fargo Bank, N.A..  (Incorporated by reference to Exhibit 10.33(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.12(b)
Completion Guaranty Agreement by and between The Vail Resorts Corporation and U.S. Bank National Association, dated January 31, 2006.  (Incorporated by reference to Exhibit 10.33(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.12(c)
Completion Guaranty Agreement by and between Vail Resorts, Inc. and U.S. Bank National Association dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.13(a)
Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association, dated July 19, 2005.  (Incorporated by reference to Exhibit 10.22(a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.13(b)
First Amendment to Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association, dated December 1, 2005.  (Incorporated by reference to Exhibit 10.11(b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)

10.13(c)
Second Amendment to Construction Loan Agreement by and between Gore Creek Place, LLC and U.S. Bank National Association, dated July 5, 2006.  (Incorporated by reference to Exhibit 10.11(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)

10.13(d)
Amended and Restated Completion Guaranty Agreement among Vail Resorts, Inc., The Vail Corporation and U.S. Bank National Association, dated December 1, 2005.  (Incorporated by reference to Exhibit 10.11(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)

10.14(a)**
Construction Loan Agreement, dated March 19, 2007 among The Chalets at The Lodge at Vail, LLC, and Wells Fargo Bank, N.A.  (Incorporated by reference to Exhibit 10.3 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.14(b)
Completion Guaranty Agreement by and between The Vail Corporation and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.4 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.14(c)
Completion Guaranty Agreement by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.5 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.14(d)
Development Agreement Guaranty by and between The Vail Corporation and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.6 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.14(e)
Development Agreement Guaranty by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.7 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.15
Amended and Restated Revolving Credit and Security Agreement between SSI Venture, LLC and U.S. Bank National Association, dated September 23, 2005. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on September 29, 2005.)

10.16*	Vail Resorts, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.A of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997, File No. 333-38321.)
10.17*
Vail Resorts, Inc. 1996 Long Term Incentive and Share Award Plan (Incorporated by reference to the Exhibit 4.B of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997, File No. 333-38321.)

10.18*
Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan.  (Incorporated by reference to Exhibit 4.1 of the registration statement on Form S-8 of Vail Resorts, Inc., dated September 7, 2007, File No. 333-145934.)

10.19*
Vail Resorts, Inc. Amended and Restated 2002 Long Term Incentive and Share Award Plan.  (Incorporated by reference to Exhibit 4.2 of the registration statement on Form S-8 of Vail Resorts, Inc., dated September 7, 2007, File No. 333-145934.)

10.20*	Form of Stock Option Agreement.	59
10.21*	Form of Restricted Share [Unit] Agreement.	65
10.22*	Form of Share Appreciation Rights Agreement.	71
10.23*	Stock Option Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.24*
Restricted Share Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005.  (Incorporated by reference to Exhibit 10.7 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.25*
Summary of Vail Resorts, Inc. Director Compensation, effective February 27, 2006.  (Incorporated by reference to Exhibit 10.38 of the report on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2006.)

10.26*	Vail Resorts Deferred Compensation Plan, effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)
10.27*	Vail Resorts, Inc. Executive Perquisite Fund Program.	77
10.28*	Relocation and Separation Policy for Executives 2006. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 14, 2006.)
10.29(a)*
Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Breckenridge Ski Resort, dated May 1, 1997.  (Incorporated by reference to Exhibit 10.9(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.29(b)*
First Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort, dated August 1, 1999.  (Incorporated by reference to Exhibit 10.9(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.29(c)*
Second Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort, dated July 22, 1999.  (Incorporated by reference to Exhibit 10.9(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.29(d)*	Third Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort, dated July 19, 2007.	78
10.30*
Amended and Restated Employment Agreement of Jeffrey W. Jones, as Chief Financial Officer of Vail Resorts, Inc. dated September 29, 2004.  (Incorporated by reference to Exhibit 10.9 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2004.)

10.31*
Employment Agreement, dated as of February 28, 2006, between Vail Resorts, Inc. and Robert A. Katz.  (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.32(a)*
Employment Agreement, dated as of May 4, 2006, between Keith Fernandez and Vail Resorts Development Company.  (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 9, 2006.)

10.32(b) *
First Amendment to the Employment Agreement of Keith Fernandez as Chief Operating Officer of Vail Resorts Development Company, dated August 6, 2007.  (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on August 8, 2007).

10.33*
Separation Agreement and General Release, dated as of February 27, 2006, between Adam M. Aron and Vail Resorts, Inc.  (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.34*
Separation Agreement and General Release, dated as of April 15, 2006, between Edward E. Mace and RockResorts International., LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 20, 2006.)

10.35*
Separation Agreement and General Release, dated December 7, 2006 between Martha D. Rehm and Vail Resorts, Inc. and Amendment No. 1 thereto dated March 9, 2007.  (Incorporated by reference to Exhibit 10.2 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2007.)

21	Subsidiaries of Vail Resorts, Inc.	80
22	Consent of Independent Registered Public Accounting Firm.	82
23	Power of Attorney. Included on signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	83
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	84
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	85
*Management contracts and compensatory plans and arrangements.
**Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.

b)           Exhibits
The exhibits filed herewith as indicated in the exhibit listed above following the Signatures section of this report.

c)           Financial Statement Schedules

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
2005
Inventory Reserves	$738	$1,754	$(1,773)	$719
Valuation Allowance on Income Taxes	686	919	--	1,605
Trade Receivable Allowances	1,265	766	(696)	1,335

2006
Inventory Reserves	719	2,139	(2,103)	755
Valuation Allowance on Income Taxes	1,605	--	--	1,605
Trade Receivable Allowances	1,335	694	(641)	1,388

2007
Inventory Reserves	755	2,202	(2,131)	826
Valuation Allowance on Income Taxes	1,605	--	(17)	1,588
Trade Receivable Allowances	$1,388	$1,638	$(908)	$2,118

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President,
Chief Financial Officer and (Chief Accounting Officer and Duly Authorized Officer)

Date:	September 27, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2007.

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