Form 10-Q
period 2007-10-31
VAIL RESORTS INC
filed 2007-12-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of December 4, 2007, 38,685,542 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2007, July 31, 2007 and October 31, 2006		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2007 and 2006		F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2007 and 2006		F-4
Notes to Consolidated Condensed Financial Statements		F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2007	2007	2006
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,044	$230,819	$117,311
Restricted cash	42,876	54,749	20,354
Trade receivables, net	24,954	43,557	27,532
Inventories, net	63,701	48,064	56,623
Other current assets	46,615	34,448	39,082
Total current assets	344,190	411,637	260,902
Property, plant and equipment, net (Note 5)	917,344	885,926	856,502
Real estate held for sale and investment	415,411	357,586	301,781
Goodwill, net	141,699	141,699	135,811
Intangible assets, net	73,243	73,507	74,252
Other assets	43,034	38,768	45,737
Total assets	$1,934,921	$1,909,123	$1,674,985

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$360,352	$281,779	$268,490
Income taxes payable	34,708	37,441	14,986
Long-term debt due within one year (Note 4)	76,944	377	430
Total current liabilities	472,004	319,597	283,906
Long-term debt (Note 4)	534,527	593,733	542,990
Other long-term liabilities	168,131	181,830	165,746
Deferred income taxes	54,354	72,213	46,959
Commitments and contingencies (Note 9)
Put option liabilities (Note 8)	--	--	1,245
Minority interest in net assets of consolidated subsidiaries	24,533	27,711	29,835
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,864,167 (unaudited), 39,747,976 and 39,210,917 (unaudited) shares issued as of October 31, 2007, July 31, 2007 and October 31, 2006, respectively	399	397	392
Additional paid-in capital	538,009	534,370	514,345
Retained earnings	180,508	205,118	107,906
Treasury stock (Note 11)	(37,544)	(25,846)	(18,339)
Total stockholders' equity	681,372	714,039	604,304
Total liabilities and stockholders' equity	$1,934,921	$1,909,123	$1,674,985

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2007	2006
Net revenue:
Mountain	$42,536	$46,164
Lodging	43,317	40,408
Real estate	12,034	26,922
Total net revenue	97,887	113,494
Segment operating expense:
Mountain	80,947	79,487
Lodging	41,236	36,349
Real estate	6,913	26,118
Total segment operating expense	129,096	141,954
Other operating expense:
Depreciation and amortization	(20,761)	(21,585)
Relocation and separation charges (Note 7)	--	(735)
Loss on disposal of fixed assets, net	(234)	(81)
Loss from operations	(52,204)	(50,861)
Mountain equity investment income, net	1,969	835
Investment income	3,218	2,063
Interest expense, net	(7,644)	(8,936)
Contract dispute credit (charges), net (Note 9)	11,920	(3,605)
Minority interest in loss of consolidated subsidiaries, net	2,063	1,790
Loss before benefit from income taxes	(40,678)	(58,714)
Benefit from income taxes	16,068	22,899
Net loss	$(24,610)	$(35,815)

Per share amounts (Note 3):
Basic net loss per share	$(0.63)	$(0.93)
Diluted net loss per share	$(0.63)	$(0.93)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(24,610)	$(35,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,761	21,585
Non-cash cost of real estate sales	698	20,040
Non-cash stock-based compensation expense	2,246	1,960
Deferred income taxes, net	(18,654)	(26,841)
Minority interest in loss of consolidated subsidiaries, net	(2,063)	(1,790)
Other non-cash income, net	(2,146)	(792)
Changes in assets and liabilities:
Restricted cash	11,874	(32)
Accounts receivable, net	15,170	8,572
Inventories, net	(15,637)	(14,344)
Investments in real estate	(64,330)	(54,999)
Accounts payable and accrued expenses	49,740	39,932
Deferred real estate deposits	18,738	(2,145)
Other assets and liabilities, net	(9,052)	(8,091)
Net cash used in operating activities	(17,265)	(52,760)
Cash flows from investing activities:
Capital expenditures	(52,290)	(28,558)
Other investing activities, net	523	89
Net cash used in investing activities	(51,767)	(28,469)
Cash flows from financing activities:
Repurchases of common stock	(11,698)	(7,500)
Proceeds from borrowings under Non-Recourse Real Estate Financings	17,586	24,106
Payments of Non-Recourse Real Estate Financings	--	(1,493)
Proceeds from borrowings under other long-term debt	26,614	17,933
Payments of other long-term debt	(26,840)	(28,354)
Proceeds from exercise of stock options	863	2,324
Other financing activities, net	(2,268)	(270)
Net cash provided by financing activities	4,257	6,746
Net decrease in cash and cash equivalents	(64,775)	(74,483)
Cash and cash equivalents:
Beginning of period	230,819	191,794
End of period	$166,044	$117,311

Cash paid for interest, net of amounts capitalized	$11,960	$15,211
Taxes paid, net	2,123	5,507

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.           Organization and Business

Vail Resorts, Inc. ("Vail Resorts" or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort (“Heavenly”) in the Lake Tahoe area of California and Nevada, as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), and golf courses.  Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary, conducts the operations of the Company's Real Estate segment, which holds and develops real estate in and around the Company’s resort communities.  The Company's mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company's operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 31, 2007.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  The July 31, 2007 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

Income Taxes--Effective August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Although the implementation of FIN 48 did not impact the amount of the Company’s liabilities for unrecognized tax benefits, the adoption did result in a reclassification of $2.8 million of liabilities for unrecognized tax benefits from deferred income tax liabilities to other long-term liabilities to conform with the balance sheet presentation requirements of FIN 48. As of August 1, 2007, the amount of unrecognized tax benefits was $13.0 million, of which $2.8 million would, if recognized, decrease the Company’s effective tax rate.  As allowed under FIN 48, the Company is continuing its policy of accruing income tax related interest and penalties, if applicable, within income tax expense.  As of August 1, 2007, accrued interest, net of tax, was $0.8 million and for the three months ended October 31, 2007 and 2006, the Company recognized $0.3 million and $0.1 million of interest expense, net of tax, respectively.

During the three months ended October 31, 2007, the Company entered into an agreement with the Colorado Department of Revenue covering calendar year tax returns from 2001 through 2005.  In conjunction with this agreement, the Company reduced its liabilities for unrecognized tax benefits by $0.7 million, which benefit has been reflected in the Company’s effective tax rate for the three months ended October 31, 2007.

During the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of Federal net operating loss (“NOL”) carryforwards relating to fresh start accounting from the Company’s reorganization in 1992.  During the year ended July 31, 2006, the Internal Revenue Service completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s position to remove the restrictions.  The Company has appealed the examiner’s disallowance of these NOLs to the Office of  Appeals. Upon ultimate resolution, the unrecognized tax benefit related to this matter will be resolved as it will result in either payment by the Company, recognition of tax benefits through the utilization of the NOLs, or a combination of both; however, the resolution of this matter is not anticipated to materially impact the Company’s effective tax rate. The Company anticipates that this matter will be resolved in the next twelve months.

New Accounting Pronouncements-- In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  The requirements of SFAS 141R are effective for the Company beginning August 1, 2009 (its fiscal year ending July 31, 2010).  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 141R will have on the Company’s financial position or results of operations upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for the Company beginning August 1, 2009 (its fiscal year ending July 31, 2010).  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 160 will have on the Company’s financial position or results of operations upon adoption.

3.           Net Loss Per Common Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS"), establishes standards for computing and presenting EPS.  SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated condensed statements of operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income/loss available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the three months ended October 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net loss per common share:
Net loss	$(24,610)	$(24,610)	$(35,815)	$(35,815)

Weighted-average shares outstanding	38,892	38,892	38,715	38,715
Effect of dilutive securities	--	--	--	--
Total shares	38,892	38,892	38,715	38,715

Net loss per common share	$(0.63)	$(0.63)	$(0.93)	$(0.93)

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.0 million and 1.6 million (maximum number of vested and unvested share based awards) for the three months ended October 31, 2007 and 2006, respectively.

4.           Long-Term Debt

Long-term debt as of October 31, 2007, July 31, 2007 and October 31, 2006 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (a)	2007	2007	2006
Credit Facility Revolver	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds	2009-2020	57,700	57,700	57,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (b)	2009-2010	104,468	86,882	35,970
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2008-2029	6,728	6,953	7,175
Total debt		611,471	594,110	543,420
Less: Current maturities (c)		76,944	377	430
Long-term debt		$534,527	$593,733	$542,990

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)
As of October 31, 2007 Non-Recourse Real Estate Financings consist of borrowings under the $175 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”) of $61.6 million and under the $123 million construction agreement for The Chalets at The Lodge at Vail, LLC (“Chalets”) of $42.9 million.  As of July 31, 2007 Non-Recourse Real Estate Financings included borrowings of $60.5 million under the construction agreement for Arrabelle and $26.4 million under the construction agreement for the Chalets.  As of October 31, 2006 Non-Recourse Real Estate Financings consisted of borrowings under the construction agreement for Arrabelle.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2007 reflected by fiscal year are as follows (in thousands):

	Non-Recourse Real Estate Financings	All Other	Total
2008	$--	$152	$152
2009	61,604	15,280	76,884
2010	42,864	262	43,126
2011	--	1,738	1,738
2012	--	205	205
Thereafter	--	489,366	489,366
Total debt	$104,468	$507,003	$611,471

The Company incurred gross interest expense of $11.1 million and $10.2 million for the three months ended October 31, 2007 and 2006, respectively, of which $0.6 million and $0.7 million was amortization of deferred financing costs.  The Company capitalized $3.5 million and $1.3 million of interest during the three months ended October 31, 2007 and 2006, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	October 31,	July 31,	October 31,
	2007	2007	2006
Land and land improvements	$249,834	$249,291	$244,786
Buildings and building improvements	555,784	553,958	531,829
Machinery and equipment	428,976	420,514	398,399
Furniture and fixtures	111,239	114,615	113,821
Software	33,706	27,756	32,240
Vehicles	26,950	27,179	25,502
Construction in progress	106,736	71,666	57,678
Gross property, plant and equipment	1,513,225	1,464,979	1,404,255
Accumulated depreciation	(595,881)	(579,053)	(547,753)
Property, plant and equipment, net	$917,344	$885,926	$856,502

The composition of accounts payable and accrued expenses follows (in thousands):

	October 31,	July 31,	October 31,
	2007	2007	2006
Trade payables	$96,896	$67,517	$80,468
Real estate development payables	35,322	30,582	23,507
Deferred revenue	69,568	36,179	68,277
Deferred real estate and other deposits	83,576	51,351	24,318
Accrued salaries, wages and deferred compensation	18,405	30,721	17,370
Accrued benefits	22,997	23,810	23,428
Accrued interest	6,919	14,710	7,434
Liabilities to complete real estate projects, short term	4,817	8,500	4,363
Other accruals	21,852	18,409	19,325
Total accounts payable and accrued expenses	$360,352	$281,779	$268,490

The composition of other long-term liabilities follows (in thousands):

	October 31,	July 31,	October 31,
	2007	2007	2006
Private club deferred initiation fee revenue	$93,234	$94,205	$93,062
Deferred real estate deposits	42,657	54,363	54,743
Private club initiation deposits	18,745	17,767	1,341
Liabilities to complete real estate projects	300	6,301	6,301
Other long-term liabilities	13,195	9,194	10,299
Total other long-term liabilities	$168,131	$181,830	$165,746

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC, The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities ("VIEs"), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of October 31, 2007, the Employee Housing Entities had total assets of $39.5 million (primarily recorded in property, plant and equipment, net) and total liabilities of $67.5 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  All of the assets ($8.1 million as of October 31, 2007) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds.  The Company has issued under its senior credit facility (the “Credit Facility”) $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.6 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2007.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest.  The Company also has extended a $2.0 million note receivable to one of these entities.  These entities were formed to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of October 31, 2007.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $187.9 million and total liabilities of approximately $11.4 million as of October 31, 2007.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.0 million and the net book value of the intangible asset associated with a management agreement in the amount of $0.7 million as of October 31, 2007.

7.           Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006.  The relocation process (which also included the consolidation of certain other operations of the Company) was completed by July 31, 2007.  The total charges associated with the relocation was $3.8 million of which zero and $0.7 million was recorded in the three months ended October 31, 2007 and 2006, respectively.  The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

8.           Put and Call Options

The Company holds an approximate 69.3% ownership interest in SSV.  The Company and GSSI LLC ("GSSI"), the minority shareholder in SSV, have remaining put and call rights with respect to SSV: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  As of October 31, 2007, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $36.9 million.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC (“RTP”), the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder could put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually.  The Company had determined that this put option should be marked to fair value through earnings.  In connection with the Company’s April 2007 sale of its 54.5% interest in RTP the put agreement with RTP’s minority shareholder was terminated.

9.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.0 million, $1.1 million and $1.3 million, primarily within "other long-term liabilities" in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2007, July 31, 2007 and October 31, 2006, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2014.

Guarantees

As of October 31, 2007, the Company had various other letters of credit outstanding in the amount of $66.6 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $7.4 million for workers' compensation and general liability deductibles related to construction activities and $6.8 million of construction performance guarantees.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of Financial Interpretations No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (“FIN 45”) under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology and software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company's use of trustees, indemnities related to the Company's use of public lands and environmental indemnifications.  The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

The Company guarantees the revenue streams associated with selected routes flown by certain airlines into Eagle County, Colorado, Regional Airport; these guarantees are capped at certain levels.  As of October 31, 2007, the Company has recorded a liability related to the airline guarantees of $0.3 million, which represents the estimated amount the Company will be required to pay.  As of October 31, 2007, the maximum potential amount the Company could be required to pay was $0.9 million.  Payments under these guarantees are expected to be made in the year ending July 31, 2008.

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Condensed Financial Statements, either because the Company has recorded on its Consolidated Condensed Balance Sheets the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause.  In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision.  Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos.  The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination whether to complete a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $5.1 million as of October 31, 2007, and anticipates completion of the majority of these commitments within the next two years.

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

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC (“Cheeca Holdings”) and recovery of costs and attorney’s fees to be determined in the last stage of the proceedings.  Prior to the ruling by the arbitrator in the last stage of the proceeding, the Company reached a comprehensive settlement with Cheeca Holdings which included the damages, attorney’s fees and expenses.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings in the amount of $13.5 million, of which $11.9 million (net of final attorney fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Condensed Statement of Operations.

The Canyons Ski Resort Litigation

During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons ski resort (“The Canyons”) and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company's complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these claims and motions are without merit.  The Company is unable to predict the ultimate outcome of the above described actions.

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

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses plus or minus segment equity investment income or loss) which is a non-GAAP financial measure.  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.  Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

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

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.  Mountain Reported EBITDA consists of Mountain net revenue plus Mountain equity investment income less Mountain operating expense.  Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense.  Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense.  All segment expenses include an allocation of corporate administrative expense.  Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2007	2006
Net revenue:
Lift tickets	$--	$--
Ski school	--	--
Dining	4,762	3,887
Retail/rental	23,540	24,518
Other	14,234	17,759
Total Mountain net revenue	42,536	46,164
Lodging	43,317	40,408
Resort	85,853	86,572
Real estate	12,034	26,922
Total net revenue	$97,887	$113,494
Operating expense:
Mountain	$80,947	$79,487
Lodging	41,236	36,349
Resort	122,183	115,836
Real estate	6,913	26,118
Total segment operating expense	$129,096	$141,954
Mountain equity investment income, net	$1,969	$835

Reported EBITDA:
Mountain	$(36,442)	$(32,488)
Lodging	2,081	4,059
Resort	(34,361)	(28,429)
Real estate	5,121	804
Total Reported EBITDA	$(29,240)	$(27,625)

Real estate held for sale and investment	$415,411	$301,781

Reconciliation to net loss:
Total Reported EBITDA	(29,240)	(27,625)
Depreciation and amortization	(20,761)	(21,585)
Relocation and separation charges	--	(735)
Loss on disposal of fixed assets, net	(234)	(81)
Investment income	3,218	2,063
Interest expense, net	(7,644)	(8,936)
Contract dispute credit (charges), net	11,920	(3,605)
Minority interest in loss of consolidated subsidiaries, net	2,063	1,790
Loss before benefit from income taxes	(40,678)	(58,714)
Benefit from income taxes	16,068	22,899
Net loss	$(24,610)	$(35,815)

11.           Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the three months ended October 31, 2007, the Company repurchased 232,504 shares of common stock at a cost of $11.7 million.  Since inception of this stock repurchase plan, the Company has repurchased 906,004 shares at a cost of approximately $37.5 million, as of October 31, 2007.  As of October 31, 2007, 2,093,996 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

12.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle, Gore Creek Place, LLC, Chalets, RCR Vail, LLC, Crystal Peak Lodge of Breckenridge, Inc., Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries."  Balance sheet data is presented as of October 31, 2007, July 31, 2007 and October 31, 2006.  Statement of operations and condensed statement of cash flows data are presented for the three months ended October 31, 2007 and 2006.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$160,983	$5,061	$--	$166,044
Restricted cash	--	14,008	28,868	--	42,876
Trade receivables, net	--	23,705	1,249	--	24,954
Inventories, net	--	9,604	54,097	--	63,701
Other current assets	15,851	20,278	10,486	--	46,615
Total current assets	15,851	228,578	99,761	--	344,190
Property, plant and equipment, net	--	795,610	121,734	--	917,344
Real estate held for sale and investment	--	91,358	324,053	--	415,411
Goodwill, net	--	123,033	18,666	--	141,699
Intangible assets, net	--	56,845	16,398	--	73,243
Other assets	4,469	26,672	11,893	--	43,034
Investments in subsidiaries and advances to (from) parent	1,147,857	368,633	(123,167)	(1,393,323)	--
Total assets	$1,168,177	$1,690,729	$469,338	$(1,393,323)	$1,934,921

Current liabilities:
Accounts payable and accrued expenses	$5,655	$200,895	$153,802	$--	$360,352
Income taxes payable	34,708	-	-	--	34,708
Long-term debt due within one year	--	15,050	61,894	--	76,944
Total current liabilities	40,363	215,945	215,696	--	472,004
Long-term debt	390,000	42,712	101,815	--	534,527
Other long-term liabilities	2,088	102,485	63,558	--	168,131
Deferred income taxes	54,354	--	--	--	54,354
Minority interest in net assets of consolidated subsidiaries	--	--	--	24,533	24,533
Total stockholders’ equity	681,372	1,329,587	88,269	(1,417,856)	681,372
Total liabilities and stockholders’ equity	$1,168,177	$1,690,729	$469,338	$(1,393,323)	$1,934,921

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

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$74,771	$25,936	$(2,820)	$97,887
Total operating expense	(193)	118,267	34,799	(2,782)	150,091
Income (loss) from operations	193	(43,496)	(8,863)	(38)	(52,204)
Equity investment income, net	--	1,969	--	--	1,969
Other (expense) income, net	(6,760)	15,508	(1,292)	38	7,494
Minority interest in loss of consolidated subsidiaries, net	--	--	--	2,063	2,063
Loss before income taxes	(6,567)	(26,019)	(10,155)	2,063	(40,678)
Benefit from income taxes	2,594	13,474	--	--	16,068
Net loss before equity in (loss) income of consolidated subsidiaries	(3,973)	(12,545)	(10,155)	2,063	(24,610)
Equity in (loss) income of consolidated subsidiaries	(20,637)	--	--	20,637	--
Net (loss) income	$(24,610)	$(12,545)	$(10,155)	$22,700	$(24,610)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$75,962	$39,295	$(1,763)	$113,494
Total operating expense	2,995	121,376	41,747	(1,763)	164,355
Loss from operations	(2,995)	(45,414)	(2,452)	--	(50,861)
Equity investment income, net	--	835	--	--	835
Other expense, net	(6,757)	(2,675)	(1,046)	--	(10,478)
Minority interest in loss of consolidated subsidiaries, net	--	--	1,790	--	1,790
Loss before income taxes	(9,752)	(47,254)	(1,708)	--	(58,714)
Benefit from income taxes	3,803	19,051	45	--	22,899
Net loss before equity in (loss) income of consolidated subsidiaries	(5,949)	(28,203)	(1,663)	--	(35,815)
Equity in (loss) income of consolidated subsidiaries	(29,866)	--	--	29,866	--
Net (loss) income	$(35,815)	$(28,203)	$(1,663)	$29,866	$(35,815)

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(30,154)	$21,315	$(8,426)	$(17,265)
Cash flows from investing activities:
Capital expenditures	--	(29,499)	(22,791)	(52,290)
Other investing activities, net	--	187	336	523
Net cash used in investing activities	--	(29,312)	(22,455)	(51,767)
Cash flows from financing activities:
Repurchases of common stock	(11,698)	--	--	(11,698)
Net (payments) proceeds from borrowings under long-term debt	--	(17,266)	34,626	17,360
Proceeds from exercise of stock options	863	--	--	863
Other financing activities, net	1,422	(139)	(3,551)	(2,268)
Advances (to) from affiliates	39,567	(39,567)	--	--
Net cash provided by (used in) financing activities	30,154	(56,972)	31,075	4,257
Net decrease in cash and cash equivalents	--	(64,969)	194	(64,775)
Cash and cash equivalents:
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$160,983	$5,061	$166,044

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash used in operating activities	$(16,714)	$(10,004)	$(26,042)	$(52,760)
Cash flows from investing activities:
Capital expenditures	--	(27,737)	(821)	(28,558)
Other investing activities, net	--	(59)	148	89
Net cash used in investing activities	--	(27,796)	(673)	(28,469)
Cash flows from financing activities:
Repurchases of common stock	--	(7,500)	--	(7,500)
Proceeds from borrowings under long-term debt	--	19,577	22,462	42,039
Payments of long-term debt	--	(23,586)	(6,261)	(29,847)
Proceeds from exercise of stock options	2,324	--	--	2,324
Other financing activities, net	968	453	(1,691)	(270)
Advances (to) from affiliates	13,422	(22,573)	9,151	--
Net cash provided by (used in) financing activities	16,714	(33,629)	23,661	6,746
Net decrease in cash and cash equivalents	--	(71,429)	(3,054)	(74,483)
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$108,569	$8,742	$117,311

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2007 ("Form 10-K") and the Consolidated Condensed Financial Statements as of October 31, 2007 and 2006 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission ("SEC"), including the risks described in Item 1A of Part I of the Form 10-K.

Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments.  The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources.  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income (loss).  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters.  Operations within the Lodging segment include (i) ownership/management of a group of seven luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including four proximate to the Company's ski resorts, (ii) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts, (iii) Grand Teton Lodge Company (“GTLC”) and (iv) golf courses.  The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's first fiscal quarter is a seasonally low period as the Company's ski operations are generally not open for business until mid-November, which falls in the Company's second fiscal quarter.  Additionally, many of the Company's lodging properties experience similar seasonal trends.  As a result, the Company generally incurs significant losses in the Resort (Mountain and Lodging segments combined) segment during the first fiscal quarter.

Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at the Company's five mountain resorts, as well as SSI Venture, LLC’s (“SSV”) retail operations.

Revenue of the Lodging segment during the Company's first fiscal quarter is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties.  In addition, the Company's lodging properties benefit from increased corporate group business in early fall.  Performance of the lodging properties at or around the Company's ski resorts are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by out-of-state and international guests.  Revenue from hotel management operations is generated through management fees based upon the revenue of the individual hotel properties within the Company’s RockResorts and non-branded RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, they are more subject to the seasonality of those individual hotels and trends within the overall travel industry.

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

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company’s Form 10-K the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance:

●	The timing and amount of snowfall has an impact on skier visits. To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State skiers, who are the most weather sensitive visitors to the Company’s ski resorts. Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season. Deferred revenue related to season pass sales was $54.8 million and $53.0 million as of October 31, 2007 and 2006, respectively.
•
Consistent with prior years, the Company has raised prices on its season pass products and plans to raise prices on most of its other lift ticket products for the 2007/2008 ski season and therefore continues to charge some of the highest prices in the industry.  While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.

•
In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC (“Cheeca Holdings”) and recovery of costs and attorney’s fees to be determined in the last stage of the proceedings.  Prior to the ruling by the arbitrator in the last stage of the proceeding, the Company reached a comprehensive settlement with Cheeca Holdings which included the damages, attorney’s fees and expenses.  On October 19, 2007 RockResorts received payment of the final settlement from Cheeca Holdings in the amount of $13.5 million, of which $11.9 million (net of final attorney fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Condensed Statement of Operations.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract.  Changes to the anticipated timing of closing on one or more real estate projects could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year.  Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close.  For example, the Company expects to close on The Arrabelle at Vail Square (“Arrabelle”) during the year ending July 31, 2008 and expects to close on The Lodge at Vail Chalets during the fourth fiscal quarter in the year ending July 31, 2008 and the first fiscal quarter in the year ending July 31, 2009, and will recognize the revenue and related cost of sales for these projects at closing.  The Company has entered into definitive sales contracts with a value of approximately $393 million related to these projects.  In addition, the Company will place in service significant resort-related depreciable assets in conjunction with these developments including a new RockResorts hotel, two private mountain clubs, spas and commercial space.

•
The Company has several real estate projects across its resorts under development and has identified additional projects for development.  While the current instability in the capital markets and slowdown in the national real estate market have not, to date, materially impacted the Company’s real estate development, the Company does have elevated risk associated with the selling and/or financing (including an expected increase to pricing spreads on non-recourse financings) of its real estate projects as a result of the current economic climate.  These risks surrounding the Company’s real estate developments are mitigated by the fact that the Company’s projects include a relatively low number of luxury and ultra luxury units situated at the base of its resorts, which are unique with a relatively low supply of developable land.  Additionally, the Company’s real estate projects must meet the Company’s high pre-sale requirements, which include substantial non-refundable deposits, before significant development begins.  The Company has not experienced any cancellations on its existing sales contracts to date; however, there is no guarantee that a sustained downward trend in the capital and real estate markets would not materially impact the Company’s real estate development activities or operating results.

•
The Company had $166.0 million in cash and cash equivalents as of October 31, 2007 with no borrowings under the revolver component of its credit facilities and expects to generate additional cash from operations, including future closures on real estate vertical development projects.  The Company is currently evaluating how to utilize its excess cash, including any combination of the following strategic options:  increase real estate investment for further development; increase resort capital expenditures; pursue strategic acquisitions; repurchase additional common stock of the Company (see Note 11, Stock Repurchase Plan, of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s stock repurchase plan); pay cash dividends; or payoff outstanding debt.  The Company believes its debt generally has favorable fixed interest rates and is long-term in nature.  Additionally, the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Company’s senior credit facility (the “Credit Facility”) and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the Senior Subordinated Notes due 2014 (“6.75% Notes”), limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.  Subsequent to October 31, 2007, the Company has repurchased an additional $13.9 million of its common stock.

•
During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons ski resort (“The Canyons”) and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company's complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these claims and motions are without merit.  The Company is unable to predict the ultimate outcome of the above described actions.  The Company incurred legal expenses related to The Canyons litigation of approximately $2.5 million in the three months ended October 31, 2007.

RESULTS OF OPERATIONS

Summary

Due to the seasonality of the Company’s operations, the Company normally incurs net losses during the first fiscal quarter, as shown below (in thousands):

	Three Months Ended
	October 31,
	2007	2006
Mountain Reported EBITDA	$(36,442)	$(32,488)
Lodging Reported EBITDA	2,081	4,059
Resort Reported EBITDA	(34,361)	(28,429)
Real Estate Reported EBITDA	5,121	804
Total Reported EBITDA	(29,240)	(27,625)
Loss before benefit from income taxes	(40,678)	(58,714)
Net loss	$(24,610)	$(35,815)

Although Total Reported EBITDA for the three months ended October 31, 2007 decreased by $1.6 million compared to the three months ended October 31, 2006, loss before benefit from income taxes improved $18.0 million due to a $15.5 million increase in contract dispute credit, net related to the favorable settlement of the Cheeca dispute, a $1.3 million decrease in interest expense, net and a $1.2 million increase in investment income.

Presented below is more detailed comparative data and discussion regarding the Company's results of operations for the three months ended October 31, 2007 compared to the three months ended October 31, 2006.

Mountain Segment

Mountain segment operating results for the three months ended October 31, 2007 and 2006 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2007	2006	(Decrease)
Lift tickets	$--	$--	--%
Ski school	--	--	--%
Dining	4,762	3,887	22.5%
Retail/rental	23,540	24,518	(4.0)%
Other	14,234	17,759	(19.8)%
Total Mountain net revenue	42,536	46,164	(7.9)%
Total Mountain operating expense	80,947	79,487	1.8%
Mountain equity investment income, net	1,969	835	135.8%
Total Mountain Reported EBITDA	$(36,442)	$(32,488)	(12.2)%

Total Mountain Reported EBITDA includes $1.1 million and $1.0 million of stock-based compensation expense for the three months ended October 31, 2007 and 2006, respectively.

The Company's first fiscal quarter historically results in negative Mountain Reported EBITDA, as the Company's ski resorts generally do not open for ski operations until the Company's second fiscal quarter.  The first fiscal quarter consists primarily of fixed expenses plus summer business and retail/rental operations.

Total Mountain net revenue decreased primarily as a result of the disposition in April 2007 of the Company’s investment in RTP, LLC (“RTP”).  Prior year results included $3.4 million of revenue (recorded in “Other”) from the operations of RTP which were partially offset by increased dining revenues as a result of the acquisition of two licensed Starbucks stores and dining for on-mountain group business.  Additionally, retail/rental revenues were negatively impacted by lower sales volumes primarily during current year fall sales events compared to the prior year.

Mountain operating expense in the three months ended October 31, 2007 was negatively impacted by $2.3 million of legal costs associated with The Canyons litigation, while the three months ended October 31, 2006 included RTP expenses which no longer exist in the current fiscal year due the Company’s disposal of its investment in RTP.  Excluding these two items, expenses would have increased by 2.5% for the three months ended October 31, 2007, compared to the three months ended October 31, 2006, which was primarily due to variable costs associated with increases in dining revenue and higher costs associated with the operations of 18 Breeze Ski Rental locations acquired in June 2007.

Mountain equity investment income, net favorably impacted the three months ended October 31, 2007, compared to the three months ended October 31, 2006, due to strong results from the Company’s real estate brokerage joint venture due to a significant amount of real estate closings proximate to the Company’s Vail and Beaver Creek resorts.

Lodging Segment

Lodging segment operating results for the three months ended October 31, 2007 and 2006 are presented by category as follows (in thousands except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended		Percentage
	October 31,		Increase
	2007	2006	(Decrease)
Total Lodging net revenue	$43,317	$40,408	7.2%
Total Lodging operating expense	41,236	36,349	13.4%
Total Lodging Reported EBITDA	$2,081	$4,059	(48.7)%

ADR	$157.91	$149.94	5.3%
RevPAR	$63.97	$55.25	15.8%

Total Lodging Reported EBITDA includes $0.3 million of stock-based compensation expense for the three months ended October 31, 2007 and 2006, respectively.

Total Lodging net revenue for the three months ended October 31, 2006 included the recognition of $2.4 million of revenue associated with the termination of the management agreement at The Lodge at Rancho Mirage (pursuant to the terms of the management agreement) with the closing of the hotel as part of a redevelopment plan by the current hotel owner.  Excluding this termination fee, Lodging segment net revenue would have increased 14.0%, which was driven by a 12.7% increase in conference and group room nights, primarily at GTLC and Keystone lodging properties.  Additionally, golf revenue increased $1.2 million primarily resulting from improvements made at the Company’s Jackson Hole Golf & Tennis Club (“JHG&TC”) and Beaver Creek Golf Club.

Operating expense increased in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 due to higher food and beverage cost of sales of $1.2 million associated with the strong conference and group business, additional National Park Service fees of $1.1 million incurred by GTLC resulting from a new concession contract which became effective January 2007, start-up expenses of $0.7 million associated with The Arrabelle at Vail Square hotel which is expected to open in January 2008 and other variable operating cost associated with higher occupancy rates.

Real Estate Segment

Real Estate segment operating results for the three months ended October 31, 2007 and 2006 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2007	2006	(Decrease)
Total Real Estate net revenue	$12,034	$26,922	(55.3)%
Total Real Estate operating expense	6,913	26,118	(73.5)%
Total Real Estate Reported EBITDA	$5,121	$804	536.9%

Real Estate Reported EBITDA includes $0.6 million of stock-based compensation expense for the three months ended October 31, 2007 and 2006, respectively.

The Company's Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue and operating expense, and, to a lesser degree, Real Estate Reported EBITDA.

The Company is currently in the development stage for several major real estate projects, including Arrabelle, The Lodge at Vail Chalets, Crystal Peak Lodge and The Ritz-Carlton Residences, Vail, among other projects.  Real Estate segment net revenue for the three months ended October 31, 2007 was driven primarily by contingent gains on development parcel sales that closed in previous periods.  Operating expense for the three months ended October 31, 2007 primarily consists of marketing expenses for the major real estate projects under development, increased overhead costs such as labor and benefits associated with the expanded real estate infrastructure to support the increased vertical development and allocated corporate costs.

Real Estate segment net revenue in the three months ended October 31, 2006 was driven primarily by the closing of the Mountain Thunder Lodge and Gore Creek Place developments, the sale of land together with certain related infrastructure improvements in Red Sky Ranch and Breckenridge to third-party developers and contingent gains on development parcel sales that closed in previous periods.  Operating expense included cost of sales commensurate with revenue recognized, as well as marketing expenses, overhead costs such as labor and benefits and professional services fees.  In addition, the Company recorded $1.4 million of incremental charges during the three months ended October 31, 2006 for construction costs (including estimates to complete) on the JHG&TC cabins that have design and construction issues.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended October 31, 2007 decreased primarily as a result of a decrease in accelerated depreciation and amortization of approximately $0.9 million recorded in the three months ended October 31, 2006 for certain assets which were retired in advance of their previously estimated useful lives and accelerated amortization associated with certain intangible assets related to a terminated management agreement.  The average annualized depreciation rate for the three months ended October 31, 2007 and 2006 was 7.1% and 7.5%, respectively.

Relocation and separation charges.  In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006.  The relocation process (which also includes the consolidation of certain other operations of the Company) was completed as of July 31, 2007.  The Company recorded $0.7 million of relocation charges in the three months ended October 31, 2006.

Investment income.  The Company invests excess cash in short-term investments, as permitted under the Company’s Credit Agreement and Indenture.  The increase in investment income for the three months ended October 31, 2007 compared to the three months ended October 31, 2006 is due to significant increases in average invested cash balances.

Interest expense, net.  The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, incorporating unused commitment fees and letter of credit fees related to the $300 million revolving credit facility thereunder, the outstanding $57.7 million of industrial development bonds and the series of bonds issued to finance the construction of employee housing facilities.  Interest expense decreased $1.3 million for the three months ended October 31, 2007 compared to the three months ended October 31, 2006, due primarily to an increase in capitalized interest associated with significant ongoing real estate and related resort development.  The Company has incurred additional interest expense for borrowings under real estate project specific financing, of which all has been capitalized to the projects.

Contract dispute credit (charges), net.  In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings and recovery of costs and attorney’s fees to be determined in the last stage of the proceedings.  Prior to the ruling by the arbitrator in the last stage of the proceeding, the Company reached a comprehensive settlement with Cheeca Holdings which included the damages, attorney’s fees and expenses.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings in the amount of $13.5 million, of which $11.9 million (net of final attorney fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Condensed Statement of Operations.

Income taxes.  The effective tax rate for the three months ended October 31, 2007 and 2006 was 39.5% and 39.0%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.   Additionally, the income tax benefit recorded in the three months ended October 31, 2007 reflects the reversal of a previously recorded liability in the amount of $0.7 million associated with unrecognized tax benefits that were determined to be realizable due to a settlement reached with state tax authorities (see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Condensed Financial Statements for more information regarding this settlement).

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of net operating losses (“NOLs”).  These restricted NOLs relate to fresh start accounting from the Company’s reorganization in 1992.  The Company has appealed the examiner’s disallowance of these NOLs to the Office of Appeals.  However, if the Company is unsuccessful in its appeals process, it will not negatively impact the Company’s financial position or results of operations.

Reconciliation of Non-GAAP measures

The following table reconciles from segment Reported EBITDA to net loss (in thousands):

	Three Months Ended
	October 31,
	2007	2006
Mountain Reported EBITDA	$(36,442)	$(32,488)
Lodging Reported EBITDA	2,081	4,059
Resort Reported EBITDA	(34,361)	(28,429)
Real Estate Reported EBITDA	5,121	804
Total Reported EBITDA	(29,240)	(27,625)
Depreciation and amortization	(20,761)	(21,585)
Relocation and separation charges	--	(735)
Loss on disposal of fixed assets	(234)	(81)
Investment income	3,218	2,063
Interest expense, net	(7,644)	(8,936)
Contract dispute credit (charges), net	11,920	(3,605)
Minority interest in loss of consolidated subsidiaries, net	2,063	1,790
Loss before benefit from income taxes	(40,678)	(58,714)
Benefit from income taxes	16,068	22,899
Net loss	$(24,610)	$(35,815)

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	October 31,
	2007	2006
Long-term debt	$534,527	$542,990
Long-term debt due within one year	76,944	430
Total debt	611,471	543,420
Less: cash and cash equivalents	166,044	117,311
Net debt	$445,427	$426,109

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company's first fiscal quarter is seasonally low for cash and cash equivalents on hand as the Company's ski resorts generally do not open for ski operations until mid-November and the Company is incurring fixed costs in the first quarter as well as incurring Resort capital expenditures and investments in real estate.  In total, the Company used $64.8 million and $74.5 million of cash in the three months ended October 31, 2007 and October 31, 2006, respectively.  Cash used in operating activities improved $35.5 million for the three months ended October 31, 2007 compared to the three months ended October 31, 2006, and was primarily attributable to improved changes in assets and liabilities of $37.6 million, due to a reduction in restricted cash balances of $11.9 million which became available for general purpose use, increased deferred real estate deposits of $20.9 million and the timing of payables and receivables, partially offset by an increase in investments in real estate of $9.3 million.  Additionally, the receipt of the Cheeca settlement resulted in a net increase of $15.5 million in cash, which was offset by lower non-cash cost of real estate sales.  The improvement noted in operating activities above was offset by an increase in resort capital expenditures of $23.7 million (cash used in investing activities) for the three months ended October 31, 2007 compared to the three months ended October 31, 2006.

In addition to the Company’s $166.0 million of cash and cash equivalents at October 31, 2007, the Company has available $226.2 million under its Credit Facility (which represents the total commitment of $300 million less certain letters of credit outstanding of $73.8 million).  As of October 31, 2007 and 2006, total long-term debt (including long-term debt due within one year) was $611.5 million and $543.4 million, respectively, with the increase at October 31, 2007 being due to Non-Recourse Real Estate Financings related to the Company’s vertical development projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $426.1 million as of October 31, 2006 to $445.4 million as of October 31, 2007 due to the increase in borrowings under the Company’s Non-Recourse Real Estate Financings partially offset by the increase in cash and cash equivalents.  The Company believes it is in a good position to take advantage of potential strategic options as further discussed below, as the Company has significant cash and cash equivalents on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows (including a significant amount of cash to be generated from anticipated real estate closing), through borrowings under construction loan agreements entered into by the Company’s wholly-owned subsidiaries, and borrowings, if necessary, under the Credit Facility.  The Company is also seeking to enter into non-recourse financings on certain other real estate projects, such as The Ritz-Carlton Residences, Vail.

The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase resort capital expenditures, increase real estate investment for further development, pursue strategic acquisitions, payoff outstanding debt and/or return value to stockholders, including the repurchase of additional common stock of the Company.  The Company’s debt generally has favorable fixed interest rates and is long-term in nature.  The Company’s Credit Facility and the Indenture limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock, and the pay off of certain of its debt, including its 6.75% Notes.

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

The Company expects to spend approximately $275 million to $295 million in calendar year 2007 for real estate development projects, including the construction of associated resort-related depreciable assets, of which $224 million was spent as of October 31, 2007, leaving approximately $51 million to $71 million to spend in the remainder of calendar year 2007.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $334 million.  The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts.  The Company expects investments in real estate will be higher than historical levels for the foreseeable future as the Company continues its vertical development efforts. The Company has not finalized its real estate development plans for calendar year 2008.  As noted above, the Company obtained non-recourse financing to fund construction of The Arrabelle at Vail Square and The Lodge at Vail Chalets projects.  The Company is also seeking to utilize similar financing arrangements for certain other development projects, such as The Ritz-Carlton Residences, Vail.  In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest significant cash in the future.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $97 million to $102 million of resort capital expenditures for calendar year 2007 excluding projects arising from real estate activities noted above, of which $75 million was spent as of October 31, 2007, leaving approximately $22 million to $27 million to spend in the remainder of calendar year 2007.  This overall resort capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its hotels.  Included in these capital expenditures are approximately $38 million to $40 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2007 include a new Beaver Creek children’s gondola; replacement and realignment of two chairlifts with high-speed chairlifts at Vail; a new high-speed chairlift at Heavenly; an expanded spa at The Keystone Lodge, room renovations at The Lodge at Vail; and upgrades to the Company’s central reservations, marketing database and e-commerce booking systems, among other projects.  The Company has not finalized its specific resort capital plan for calendar year 2008.  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($489.4 million of the total $611.5 million debt outstanding as of October 31, 2007) are not due until fiscal 2013 and beyond.  Excluding payments of amounts due under non-recourse real estate financing which will be made utilizing proceeds from the applicable real estate closings, the Company has $17.6 million of principal payments due over the next five fiscal years.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $157.0 million of variable-rate debt outstanding as of October 31, 2007.  A 100-basis point change in LIBOR would cause the Company's annual interest payments to change by approximately $1.6 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the three months ended October 31, 2007, the Company repurchased 232,504 shares of common stock at a cost of $11.7 million.  Since inception of this stock repurchase plan, the Company has repurchased 906,004 shares at a cost of approximately $37.5 million, as of October 31, 2007.  As of October 31, 2007, 2,093,996 shares remained available to repurchase under the existing repurchase authorization.  Subsequent to October 31, 2007, the Company repurchased 273,879 additional shares at a cost of approximately $13.9 million.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.  Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

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

The Company was in compliance with all relevant covenants in its debt instruments as of October 31, 2007.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2008.  However, there can be no assurance that the Company will meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information available as of the date hereof, which are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our contemplated future prospects, developments and business strategies.

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.  Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements.  All forward-looking statements are made only as of the date hereof.  Except as may be required by law, the Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

Readers are also referred to the risk factors identified in the Company's Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2007, the Company had $157.0 million of variable rate indebtedness, representing 25.7% of the Company's total debt outstanding, at an average interest rate during the three months ended October 31, 2007 of 6.5%.  Based on variable-rate borrowings outstanding as of October 31, 2007, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $1.6 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of the Company, under the supervision and with participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company's disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report on Form 10-Q.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

On July 27, 2007, the Company filed a complaint and motion for a temporary restraining order in the matter Vail Resorts, Inc. v. Peninsula Advisors, LLC et al., Case No. 07CV7264, District Court, City and County of Denver, Colorado, seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker Corporation and Talisker Finance Co, LLC (together “Talisker”) of ASC Utah, Inc. the owner of The Canyons Ski Resort in Utah, from American Skiing Company pursuant to a purchase agreement was denied.  On November 8, 2007, Talisker filed an answer to the Company's complaint along with three counterclaims.  On November 12, 2007, Peninsula Advisors, LLC filed a motion to dismiss and for partial summary judgment. The Company believes that these claims and motions are without merit.

On September 4, 2007, the Company filed a Motion to Intervene in Peninsula Advisors, LLC v. Wolf Mountain Resorts, L.C. et al, Civil No. 070500397 Third District Court, Summit County, Utah, in which Peninsula Advisors, LLC is seeking to enforce the transfer by Wolf Mountain Resorts, L.C. of the land underlying The Canyons.  The Company’s motion was heard on November 26, 2007.

The Company is unable to predict the ultimate outcome of the above described actions.

Refer to Note 9, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements regarding the Cheeca contract dispute.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the first quarter of the year ending July 31, 2008:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2007 – August 31, 2007	232,504	$50.31	232,504	2,093,996
September 1, 2007 - September 30, 2007	--	--	--	2,093,996
October 1, 2007 - October 31, 2007	--	--	--	2,093,996
Total	232,504	$50.31	232,504

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

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on September 28, 2007).
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

4.1(c)	Form of Global Note. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed February 2, 2004.)
10.1	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.20 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007).
10.2	Form of Restricted Share [Unit] Agreement (incorporated by reference to Exhibit 10.21 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007).
10.3	Form of Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007).
10.4
Amendment to Employment Agreement, dated as of August 6, 2007, by and between Vail Resorts Development Company and Keith Fernandez (incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on August 8, 2007).

10.5	First Amendment to Amended and Restated Employment Agreement, dated as of September 26, 2007, by and between Vail Resorts, Inc. and Jeffrey W. Jones.	15
10.6	Vail Resorts, Inc. Management Incentive Plan (incorporated by reference to Schedule 14A of Vail Resorts, Inc. as filed on October 26, 2007).
10.7	Summary of Vail Resorts, Inc. Director Compensation, effective October 15, 2007.	19
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	20
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2007	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)