Form 10-Q
period 2008-01-31
VAIL RESORTS INC
filed 2008-03-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                                                                       Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of March 4, 2008, 38,719,386 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2008, July 31, 2007 and January 31, 2007		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2008 and 2007		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2008 and 2007		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2008 and 2007		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,433	$230,819	$254,866
Restricted cash	56,286	54,749	26,792
Trade receivables, net	44,756	43,557	43,728
Inventories, net	51,513	48,064	49,825
Other current assets	52,603	34,448	38,918
Total current assets	479,591	411,637	414,129
Property, plant and equipment, net (Note 5)	983,858	885,926	868,185
Real estate held for sale and investment	381,379	357,586	293,219
Goodwill, net	142,011	141,699	135,811
Intangible assets, net	72,658	73,507	73,715
Other assets	42,318	38,768	47,557
Total assets	$2,101,815	$1,909,123	$1,832,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$412,872	$281,779	$305,690
Income taxes payable	30,810	37,441	9,103
Long-term debt due within one year (Note 4)	100,710	377	440
Total current liabilities	544,392	319,597	315,233
Long-term debt (Note 4)	554,411	593,733	551,866
Other long-term liabilities (Note 5)	167,020	181,830	185,849
Deferred income taxes	86,303	72,213	83,967
Commitments and contingencies (Note 9)
Put option liabilities (Note 8)	--	--	1,245
Minority interest in net assets of consolidated subsidiaries	28,805	27,711	36,035
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock, $0.01, 100,000,000 shares authorized, 39,883,167 (unaudited), 39,747,976 and 38,802,817 (unaudited) shares issued as of January 31, 2008, July 31, 2007 and January 31, 2007, respectively	399	397	395
Additional paid-in capital	540,377	534,370	522,941
Retained earnings	231,824	205,118	160,931
Treasury stock (Note 11)	(51,716)	(25,846)	(25,846)
Total stockholders’ equity	720,884	714,039	658,421
Total liabilities and stockholders’ equity	$2,101,815	$1,909,123	$1,832,616

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
Net revenue:
Mountain	$279,722	$272,026
Lodging	34,827	32,796
Real estate	45,471	56,216
Total net revenue	360,020	361,038
Segment operating expense:
Mountain	163,188	159,871
Lodging	36,782	30,757
Real estate	44,409	50,391
Total segment operating expense	244,379	241,019
Other operating income (expense):
Gain on sale of real property	709	--
Depreciation and amortization	(23,621)	(21,759)
Relocation and separation charges (Note 7)	--	(500)
Loss on disposal of fixed assets, net	(157)	(10)
Income from operations	92,572	97,750
Mountain equity investment income, net	926	1,496
Investment income	2,019	2,417
Interest expense, net	(7,535)	(7,911)
Contract dispute charges (Note 9)	--	(672)
Minority interest in income of consolidated subsidiaries, net	(4,910)	(6,152)
Income before provision for income taxes	83,072	86,928
Provision for income taxes	(31,753)	(33,902)
Net income	$51,319	$53,026

Per share amounts (Note 3):
Basic net income per share	$1.32	$1.37
Diluted net income per share	$1.31	$1.35

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2008	2007
Net revenue:
Mountain	$322,258	$318,189
Lodging	78,144	73,204
Real estate	57,504	83,138
Total net revenue	457,906	474,531
Segment operating expense:
Mountain	244,136	239,358
Lodging	78,018	67,106
Real estate	51,322	76,509
Total segment operating expense	373,476	382,973
Other operating income (expense):
Gain on sale of real property	709	--
Depreciation and amortization	(44,383)	(43,344)
Relocation and separation charges (Note 7)	--	(1,235)
Loss on disposal of fixed assets, net	(391)	(91)
Income from operations	40,365	46,888
Mountain equity investment income, net	2,895	2,331
Investment income	5,237	4,481
Interest expense, net	(15,179)	(16,847)
Contract dispute credit (charges), net (Note 9)	11,920	(4,276)
Minority interest in income of consolidated subsidiaries, net	(2,847)	(4,363)
Income before provision for income taxes	42,391	28,214
Provision for income taxes	(15,685)	(11,004)
Net income	$26,706	$17,210

Per share amounts (Note 3):
Basic net income per share	$0.69	$0.44
Diluted net income per share	$0.68	$0.44

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2008	2007
Cash flows from operating activities:
Net income	$26,706	$17,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,383	43,344
Non-cash cost of real estate sales	35,757	59,370
Non-cash stock-based compensation expense	4,057	3,724
Deferred income taxes, net	12,560	9,505
Minority interest in income of consolidated subsidiaries, net	2,847	4,363
Other non-cash income, net	(3,464)	(1,227)
Changes in assets and liabilities:
Restricted cash	(1,537)	(6,470)
Accounts receivable, net	(6,824)	(7,721)
Inventories, net	(3,449)	(7,547)
Investments in real estate	(112,718)	(88,567)
Accounts payable and accrued expenses	75,837	85,760
Deferred real estate deposits	23,128	(4,192)
Other assets and liabilities, net	(12,190)	767
Net cash provided by operating activities	85,093	108,319
Cash flows from investing activities:
Capital expenditures	(91,177)	(62,058)
Other investing activities, net	3,029	354
Net cash used in investing activities	(88,148)	(61,704)
Cash flows from financing activities:
Repurchases of common stock	(25,870)	(15,007)
Proceeds from borrowings under Non-Recourse Real Estate Financings	85,984	33,067
Payments of Non-Recourse Real Estate Financings	(25,201)	(1,493)
Proceeds from borrowings under other long-term debt	64,145	48,012
Payments of other long-term debt	(64,447)	(58,508)
Proceeds from exercise of stock options	1,162	6,803
Other financing activities, net	10,896	3,583
Net cash provided by financing activities	46,669	16,457
Net increase in cash and cash equivalents	43,614	63,072
Cash and cash equivalents:
Beginning of period	230,819	191,794
End of period	$274,433	$254,866

Cash paid for interest, net of amounts capitalized	$7,633	$13,596
Taxes paid, net	6,473	6,482

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.           Organization and Business

Vail Resorts, Inc. ("Vail Resorts" or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly Ski Resort (“Heavenly”) in the Lake Tahoe area of California and Nevada, as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), and golf courses.  Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary, conducts the operations of the Company's Real Estate segment, which holds and develops real estate in and around the Company’s resort communities.  The Company's mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company's operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

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

Income Taxes--Effective August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Although the implementation of FIN 48 did not impact the amount of the Company’s liabilities for unrecognized tax benefits, the adoption did result in a reclassification of $2.8 million of liabilities for unrecognized tax benefits from deferred income tax liabilities to other long-term liabilities to conform with the balance sheet presentation requirements of FIN 48.  As of August 1, 2007, the amount of unrecognized tax benefits was $13.0 million, of which $2.8 million would, if recognized, decrease the Company’s effective tax rate.  As allowed under FIN 48, the Company is continuing its policy of accruing income tax related interest and penalties, if applicable, within income tax expense.  As of August 1, 2007, accrued interest, net of tax, was $0.8 million.

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

New Accounting Pronouncements-- In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS 141R will be applicable prospectively to business combinations consummated after July 31, 2009 (the Company’s 2010 fiscal year).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the balance sheet.  Currently, noncontrolling interests (minority interests) are reported as a liability in the Company’s consolidated balance sheet and the related income (loss) attributable to minority interests is reflected as an expense (credit) in arriving at net income.  Upon adoption of SFAS 160, the Company will be required to report its minority interests as a separate component of stockholders’ equity and present net income allocable to the minority interests along with net income attributable to the stockholders of the Company separately in its consolidated statement of operations.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  The requirements of SFAS 160 are effective for the Company beginning August 1, 2009 (its fiscal year ending July 31, 2010).

3.           Net Income Per Common Share

SFAS No. 128, "Earnings Per Share" (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”).  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the Consolidated Condensed Statements of Operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income/loss available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the three months ended January 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$51,319	$51,319	$53,026	$53,026

Weighted-average shares outstanding	38,796	38,796	38,753	38,753
Effect of dilutive securities	--	349	--	486
Total shares	38,796	39,145	38,753	39,239

Net income per share	$1.32	$1.31	$1.37	$1.35

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 53,000 and 24,000 for the three months ended January 31, 2008 and 2007, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2008 and 2007 (in thousands, except per share amount):

	Six Months Ended January 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$26,706	$26,706	$17,210	$17,210

Weighted-average shares outstanding	38,883	38,883	38,734	38,734
Effect of dilutive securities	--	388	--	465
Total shares	38,883	39,271	38,734	39,199

Net income per share	$0.69	$0.68	$0.44	$0.44

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 79,000 and 116,000 for the six months ended January 31, 2008 and 2007, respectively.

4.           Long-Term Debt

Long-term debt as of January 31, 2008, July 31, 2007 and January 31, 2007 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (a)	2008	2007	2007
Credit Facility Revolver	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds	2009-2020	57,700	57,700	57,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (b)	2009-2010	147,665	86,882	44,931
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2008-2029	7,181	6,953	7,100
Total debt		655,121	594,110	552,306
Less: Current maturities (c)		100,710	377	440
Long-term debt		$554,411	$593,733	$551,866

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)
As of January 31, 2008 Non-Recourse Real Estate Financings consist of borrowings under the original $175 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”) of $85.3 million and under the original $123 million construction agreement for The Chalets at The Lodge at Vail, LLC (“Chalets”) of $62.3 million.  As of July 31, 2007 Non-Recourse Real Estate Financings included borrowings of $60.5 million under the construction agreement for Arrabelle and $26.4 million under the construction agreement for the Chalets.  As of January 31, 2007 Non-Recourse Real Estate Financings consisted of borrowings only under the construction agreement for Arrabelle.  Borrowings under the Non-Recourse Real Estate Financings are due upon the earlier of either the closing of the applicable Arrabelle and Chalets real estate units (of which the amount due is determined by the amount of proceeds received upon closing) or the stated maturity date. The investments in the Arrabelle and Chalets real estate developments, a portion of which will be converted to proceeds upon closing of units, are recorded in Real Estate Held for Sale and Investment.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2008 reflected by fiscal year are as follows (in thousands):

	Non-Recourse Real Estate Financings	All Other	Total
2008	$--	$164	$164
2009	85,316	15,355	100,671
2010	62,349	345	62,694
2011	--	1,824	1,824
2012	--	297	297
Thereafter	--	489,471	489,471
Total debt	$147,665	$507,456	$655,121

The Company incurred gross interest expense of $11.7 million and $10.3 million for the three months ended January 31, 2008 and 2007, respectively, of which $0.6 million and $0.5 million was amortization of deferred financing costs.  The Company incurred gross interest expense of $22.8 million and $20.5 million for the six months ended January 31, 2008 and 2007, respectively, of which $1.2 million and $0.9 million was amortization of deferred financing costs.  The Company capitalized $4.1 million and $2.3 million of interest during the three months ended January 31, 2008 and 2007, respectively.  The Company capitalized $7.6 million and $3.6 million of interest during the six months ended January 31, 2008 and 2007, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	January 31,	July 31,	January 31,
	2008	2007	2007
Land and land improvements	$252,552	$249,291	$247,997
Buildings and building improvements	650,694	553,958	538,426
Machinery and equipment	459,427	420,514	422,119
Furniture and fixtures	127,515	114,615	124,201
Software	34,933	27,756	33,263
Vehicles	28,170	27,179	27,121
Construction in progress	47,408	71,666	41,035
Gross property, plant and equipment	1,600,699	1,464,979	1,434,162
Accumulated depreciation	(616,841)	(579,053)	(565,977)
Property, plant and equipment, net	$983,858	$885,926	$868,185

The composition of accounts payable and accrued expenses follows (in thousands):

	January 31,	July 31,	January 31,
	2008	2007	2007
Trade payables	$90,948	$67,517	$87,619
Real estate development payables	36,981	30,582	16,099
Deferred revenue	70,684	36,179	66,627
Deferred real estate and other deposits	109,137	51,351	27,071
Accrued salaries, wages and deferred compensation	25,552	30,721	34,709
Accrued benefits	26,205	23,810	26,704
Accrued interest	14,634	14,710	14,614
Liabilities to complete real estate projects, short term	7,808	8,500	5,262
Other accruals	30,923	18,409	26,985
Total accounts payable and accrued expenses	$412,872	$281,779	$305,690

The composition of other long-term liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2008	2007	2007
Private club deferred initiation fee revenue	$93,217	$94,205	$94,110
Deferred real estate deposits	34,316	54,363	62,774
Private club initiation deposits	24,711	17,767	9,330
Other long-term liabilities	14,776	15,495	19,635
Total other long-term liabilities	$167,020	$181,830	$185,849

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the "Employee Housing Entities"), Breckenridge Terrace, LLC, The Tarnes at BC, LLC ("Tarnes"), BC Housing LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities ("VIEs"), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of January 31, 2008, the Employee Housing Entities had total assets of $39.3 million (primarily recorded in property, plant and equipment, net) and total liabilities of $68.2 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  All of the assets ($8.1 million as of January 31, 2008) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds.  The Company has issued under its senior credit facility (the “Credit Facility”) $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.7 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2008.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  The Company has extended a $2.0 million note receivable to one of these entities.  These entities were formed to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of seven hotel properties as of January 31, 2008.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  These VIEs had estimated total assets of approximately $197.6 million and total liabilities of approximately $18.8 million as of January 31, 2008.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.1 million and the net book value of the intangible asset associated with a management agreement in the amount of $0.7 million as of January 31, 2008.

7.           Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006.  The relocation process (which also included the consolidation of certain other operations of the Company) was completed by July 31, 2007.  The total charges associated with the relocation was $3.8 million of which $0.5 million and $1.2 million was recorded in the three and six months ended January 31, 2007, respectively.  The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

8.           Put and Call Options

The Company holds an approximate 69.3% ownership interest in SSV.  The Company and GSSI LLC ("GSSI"), the minority shareholder in SSV, have remaining put and call rights with respect to SSV: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put, respectively, 100% of GSSI’s ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  As of January 31, 2008, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $36.9 million.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, LLC (“RTP”), the Company and RTP’s minority shareholder entered into a put agreement whereby the minority shareholder could put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from November 1 through January 31 annually.  The Company had determined that this put option should be marked to fair value through earnings.  In connection with the Company’s April 2007 sale of its 54.5% interest in RTP the put agreement with RTP’s minority shareholder was terminated.

9.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.3 million, $1.1 million and $1.1 million, primarily within "other long-term liabilities" in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2008, July 31, 2007 and January 31, 2007, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2018.

Guarantees

As of January 31, 2008, the Company had various other guarantees, primarily in the form of letters of credit in the amount of $96.0 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $36.2 million of construction performance guarantees and $7.4 million for workers' compensation and general liability deductibles related to construction activities.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination whether to complete a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $8.1 million as of January 31, 2008 and anticipates completion of the majority of these commitments within the next two years.

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

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC (“Cheeca Holdings”) and recovery of costs and attorney’s fees to be determined in the last stage of the proceedings.  Prior to the ruling by the arbitrator in the last stage of the proceeding, the Company reached a comprehensive settlement with Cheeca Holdings which included damages, attorney’s fees and expenses.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings in the amount of $13.5 million, of which $11.9 million (net of final attorney fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Condensed Statement of Operations for the six months ended January 31, 2008.

The Canyons Ski Resort Litigation

During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons ski resort (“The Canyons”) and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company's complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these counter claims and motions are without merit.  The Company is unable to predict the ultimate outcome of the above described actions.

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

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss, and for the Real Estate segment plus gain on sale of real property) which is a non-GAAP financial measure.  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.  Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

Reported EBITDA is not a measure of financial performance under GAAP.  Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance.  Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Because Reported EBITDA is not a measurement determined in accordance with GAAP and thus is susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.  Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus Mountain equity investment income.  Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense.  Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus gain on sale of real property.  All segment expenses include an allocation of corporate administrative expense.  Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Net revenue
Lift tickets	$133,998	$128,617	$133,998	$128,617
Ski school	35,155	34,198	35,155	34,198
Dining	22,895	22,468	27,658	26,354
Retail/rental	66,771	63,291	90,311	87,809
Other	20,903	23,452	35,136	41,211
Total Mountain net revenue	279,722	272,026	322,258	318,189
Lodging	34,827	32,796	78,144	73,204
Resort	314,549	304,822	400,402	391,393
Real Estate	45,471	56,216	57,504	83,138
Total net revenue	$360,020	$361,038	$457,906	$474,531
Operating expense:
Mountain	$163,188	$159,871	$244,136	$239,358
Lodging	36,782	30,757	78,018	67,106
Resort	199,970	190,628	322,154	306,464
Real estate	44,409	50,391	51,322	76,509
Total segment operating expense	$244,379	$241,019	$373,476	$382,973
Gain on sale of real property	$709	$--	$709	$--
Mountain equity investment income, net	$926	$1,496	$2,895	$2,331

Reported EBITDA:
Mountain	$117,460	$113,651	$81,017	$81,162
Lodging	(1,955)	2,039	126	6,098
Resort	115,505	115,690	81,143	87,260
Real Estate	1,771	5,825	6,891	6,629
Total Reported EBITDA	$117,276	$121,515	$88,034	$93,889

Real estate held for sale and investment	$381,379	$293,219	$381,379	$293,219

Reconciliation to net income:
Total Reported EBITDA	$117,276	$121,515	$88,034	$93,889
Depreciation and amortization	(23,621)	(21,759)	(44,383)	(43,344)
Relocation and separation charges	--	(500)	--	(1,235)
Loss on disposal of fixed assets, net	(157)	(10)	(391)	(91)
Investment income	2,019	2,417	5,237	4,481
Interest expense, net	(7,535)	(7,911)	(15,179)	(16,847)
Contract dispute (charges) credit, net	--	(672)	11,920	(4,276)
Minority interest in income of consolidated subsidiaries, net	(4,910)	(6,152)	(2,847)	(4,363)
Income before provision for income taxes	83,072	86,928	42,391	28,214
Provision for income taxes	(31,753)	(33,902)	(15,685)	(11,004)
Net income	$51,319	$53,026	$26,706	$17,210

11.           Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the three and six months ended January 31, 2008, the Company repurchased 279,079 and 511,583 shares of common stock at a cost of $14.2 million and $25.9 million, respectively.  Since inception of this stock repurchase plan, the Company has repurchased 1,185,083 shares at a cost of approximately $51.7 million, as of January 31, 2008.  As of January 31, 2008, 1,814,917 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

12.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Colter Bay Corporation, Eagle Park Reservoir Company, Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle, Gore Creek Place, LLC, Chalets, RCR Vail, LLC, Crystal Peak Lodge of Breckenridge, Inc., Timber Trail, Inc., VR Holdings, Inc. and certain other insignificant entities (together, the "Non-Guarantor Subsidiaries").  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated condensed financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries."  Balance sheet data is presented as of January 31, 2008, July 31, 2007 and January 31, 2007.  Statement of operations data is presented for the three and six months ended January 31, 2008 and 2007.  Statement of cash flows data is presented for the six months ended January 31, 2008 and 2007.

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$268,224	$6,209	$--	$274,433
Restricted cash	--	16,818	39,468	--	56,286
Trade receivables, net	--	34,825	9,931	--	44,756
Inventories, net	--	10,169	41,344	--	51,513
Other current assets	16,585	25,267	10,751	--	52,603
Total current assets	16,585	355,303	107,703	--	479,591
Property, plant and equipment, net	--	886,695	97,163	--	983,858
Real estate held for sale and investment	--	90,456	290,923	--	381,379
Goodwill, net	--	123,034	18,977	--	142,011
Intangible assets, net	--	56,779	15,879	--	72,658
Other assets	4,291	27,110	10,917	--	42,318
Investments in subsidiaries and advances to (from) parent	1,221,672	282,398	(5,755)	(1,498,315)	--
Total assets	$1,242,548	$1,821,775	$535,807	$(1,498,315)	$2,101,815

Current liabilities:
Accounts payable and accrued expenses	$12,462	$237,602	$162,808	$--	$412,872
Income taxes payable	30,810	--	--	--	30,810
Long-term debt due within one year	--	15,039	85,671	--	100,710
Total current liabilities	43,272	252,641	248,479	--	544,392
Long-term debt	390,000	42,710	121,701	--	554,411
Other long-term liabilities	2,089	104,143	60,788	--	167,020
Deferred income taxes	86,303	--	--	--	86,303
Minority interest in net assets of consolidated subsidiaries	--	--	--	28,805	28,805
Total stockholders' equity	720,884	1,422,281	104,839	(1,527,120)	720,884
Total liabilities and stockholders' equity	$1,242,548	$1,821,775	$535,807	$(1,498,315)	$2,101,815

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2007
(in thousands) (Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$247,083	$7,783	$--	$254,866
Restricted cash	--	25,404	1,388	--	26,792
Trade receivables, net	--	37,578	6,150	--	43,728
Inventories, net	--	9,034	40,791	--	49,825
Other current assets	13,338	23,509	2,071	--	38,918
Total current assets	13,338	342,608	58,183	--	414,129
Property, plant and equipment, net	--	784,486	83,699	--	868,185
Real estate held for sale and investment	--	118,917	174,302	--	293,219
Goodwill, net	--	118,475	17,336	--	135,811
Intangible assets, net	--	57,168	16,547	--	73,715
Other assets	5,001	26,948	15,608	--	47,557
Investments in subsidiaries and advances to (from) parent	1,059,064	(535,123)	(64,043)	(459,898)	--
Total assets	$1,077,403	$913,479	$301,632	$(459,898)	$1,832,616

Current liabilities:
Accounts payable and accrued expenses	$19,866	$231,873	$53,951	$--	$305,690
Income taxes payable	9,103	--	--	--	9,103
Long-term debt due within one year	--	35	405	--	440
Total current liabilities	28,969	231,908	54,356	--	315,233
Long-term debt	390,000	57,727	104,139	--	551,866
Other long-term liabilities	13	124,415	61,421	--	185,849
Deferred income taxes	--	83,946	21	--	83,967
Put option liabilities	--	1,245	--	--	1,245
Minority interest in net assets of consolidated subsidiaries	--	--	36,035	--	36,035
Total stockholders’ equity	658,421	414,238	45,660	(459,898)	658,421
Total liabilities and stockholders’ equity	$1,077,403	$913,479	$301,632	$(459,898)	$1,832,616

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$255,493	$106,965	$(2,438)	$360,020
Total operating expense	122	182,166	87,560	(2,400)	267,448
(Loss) income from operations	(122)	73,327	19,405	(38)	92,572
Other (expense) income, net	(6,758)	2,078	(874)	38	(5,516)
Equity investment income, net	--	926	--	--	926
Minority interest in income of consolidated subsidiaries, net	--	--	--	(4,910)	(4,910)
(Loss) income before income taxes	(6,880)	76,331	18,531	(4,910)	83,072
Benefit (provision) for income taxes	2,719	(34,472)	--	--	(31,753)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(4,161)	41,859	18,531	(4,910)	51,319
Equity in income (loss) of consolidated subsidiaries	55,480	--	--	(55,480)	--
Net income (loss)	$51,319	$41,859	$18,531	$(60,390)	$51,319

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$259,244	$104,346	$(2,552)	$361,038
Total operating expense	4,584	181,996	79,260	(2,552)	263,288
(Loss) income from operations	(4,584)	77,248	25,086	--	97,750
Other (expense) income, net	(6,751)	1,584	(999)	--	(6,166)
Equity investment income, net	--	1,496	--	--	1,496
Minority interest in income of consolidated subsidiaries, net	--	--	(6,152)	--	(6,152)
(Loss) income before income taxes	(11,335)	80,328	17,935	--	86,928
Benefit (provision) for income taxes	4,420	(38,400)	78	--	(33,902)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(6,915)	41,928	18,013	--	53,026
Equity in income (loss) of consolidated subsidiaries	59,941	--	--	(59,941)	--
Net income (loss)	$53,026	$41,928	$18,013	$(59,941)	$53,026

	Supplemental Condensed Consolidating Statement of Operations
	For the six months ended January 31, 2008
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$330,263	$132,901	$(5,258)	$457,906
Total operating expense	(68)	300,432	122,359	(5,182)	417,541
Income (loss) from operations	68	29,831	10,542	(76)	40,365
Other (expense) income, net	(13,518)	17,586	(2,166)	76	1,978
Equity investment income, net	--	2,895	--	--	2,895
Minority interest in income of consolidated subsidiaries, net	--	--	--	(2,847)	(2,847)
(Loss) income before income taxes	(13,450)	50,312	8,376	(2,847)	42,391
Benefit (provision) for income taxes	5,313	(20,998)	--	--	(15,685)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(8,137)	29,314	8,376	(2,847)	26,706
Equity in income (loss) of consolidated subsidiaries	34,843	--	--	(34,843)	--
Net income (loss)	$26,706	$29,314	$8,376	$(37,690)	$26,706

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

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2008
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$105	$108,407	$(23,419)	$85,093
Cash flows from investing activities:
Capital expenditures	--	(61,973)	(29,204)	(91,177)
Other investing activities, net	--	3,121	(92)	3,029
Net cash used in investing activities	--	(58,852)	(29,296)	(88,148)
Cash flows from financing activities:
Repurchases of common stock	(25,870)	--	--	(25,870)
Net proceeds from borrowings under long-term debt	--	819	59,662	60,481
Proceeds from exercise of stock options	1,162	--	--	1,162
Other financing activities, net	1,476	15,025	(5,605)	10,896
Advances from (to) affiliates	23,127	(23,127)	--	--
Net cash (used in) provided by financing activities	(105)	(7,283)	54,057	46,669
Net increase in cash and cash equivalents	--	42,272	1,342	43,614
Cash and cash equivalents:
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$268,224	$6,209	$274,433

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2007
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(35,705)	$160,969	$(16,945)	$108,319
Cash flows from investing activities:
Capital expenditures	--	(42,349)	(19,709)	(62,058)
Other investing activities, net	--	2,578	(2,224)	354
Net cash used in investing activities	--	(39,771)	(21,933)	(61,704)
Cash flows from financing activities:
Repurchases of common stock	--	(15,007)	--	(15,007)
Proceeds from borrowings under long-term debt	--	1,645	79,434	81,079
Payments of long-term debt	--	(5,662)	(54,339)	(60,001)
Proceeds from exercise of stock options	6,803	--	--	6,803
Other financing activities, net	3,432	(2,604)	2,755	3,583
Advances from (to) affiliates	25,470	(32,485)	7,015	--
Net cash provided by (used in) financing activities	35,705	(54,113)	34,865	16,457
Net increase (decrease) in cash and cash equivalents	--	67,085	(4,013)	63,072
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$247,083	$7,783	$254,866

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2007 ("Form 10-K") and the Consolidated Condensed Financial Statements as of January 31, 2008 and 2007 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission ("SEC"), including the risks described in Item 1A of Part I of the Form 10-K.

Management's Discussion and Analysis includes discussion of financial performance within each of the Company's segments.  The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources.  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”).  Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity.  Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity.  Because Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Reported EBITDA and Net Debt as presented may not be comparable to other similarly titled measures of other companies.

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters.  Operations within the Lodging segment include (i) ownership/management of a group of nine luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including five proximate to the Company's ski resorts, (ii) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts, (iii) Grand Teton Lodge Company (“GTLC”) and (iv) golf courses.  The Real Estate segment is involved with the development of property in and around the Company's resort properties.

The Company's five ski resorts opened for business for the 2007/2008 ski season in November, which fell in the Company's second fiscal quarter; the period during which the ski resorts are open (generally November through April) is the peak operating season for the Mountain segment.  The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 48% and 47% of Mountain segment net revenue for the three months ended January 31, 2008 and 2007, respectively.  Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State").  For the three months ended January 31, 2008, Destination guests comprised approximately 59% of the Company's skier visits, while the In-State market comprised approximately 41% of the Company's skier visits.  Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, lodging and retail/rental.  Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy and the global geopolitical climate.  In-State guests tend to be more weather-sensitive and value-oriented; to address this, the Company markets season passes to In-State guests, generally prior to the start of the ski season.  For the three months ended January 31, 2008, approximately 31% of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 54% of total season pass sales for the 2007/2008 ski season; the remaining season pass sales will be recognized as lift ticket revenue in the Company’s third fiscal quarter ending April 30, 2008).  The cost structure of ski resort operations is largely fixed (with the exception of certain variable expenses including Forest Service fees, credit card fees, retail/rental operations, ski school labor and dining operations); as such, incremental revenue generally has high associated profit margin.

Lodging properties at or around the Company’s ski resorts represented approximately 87% and 88% of Lodging segment revenue for the three months ended January 31, 2008 and 2007, respectively, and are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by Destination guests.  Revenue from hotel management operations under the RockResorts brand is generated through management fees based upon the revenue of the individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, they are more subject to the seasonality of those hotels and trends within the overall travel industry.  Revenue of the Lodging segment during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties.

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

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company's Form 10-K and elsewhere in this Form 10-Q, the Company's management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company's future financial performance:

•
The timing and amount of snowfall has an impact on skier visits.  To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State skiers, who are the most weather sensitive visitors to the Company’s ski resorts.  Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season.  Total season pass sales as of January 31, 2008 for the 2007/2008 ski season have increased by 8.3% over total sales for the entire 2006/2007 ski season.  Deferred revenue related to season pass sales was $36.0 million and $34.5 million as of January 31, 2008 and 2007, respectively, which will be recognized as lift revenue during the Company’s third fiscal quarter ending April 30, 2008.

•
The economic downturn currently affecting the U.S. economy could have a negative impact on overall trends in the travel industry.  Consequently, the Company’s visitation (particularly Destination guests) to its resorts and/or the amount the Company’s guests spend at its resorts may be negatively impacted by the weaker U.S. economy, in addition to potential lowered demand for the Company’s real estate projects.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract.  Changes to the anticipated timing of closing on one or more real estate projects could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year.  Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close.  For example, the Company closed on 12 of the 67 units at The Arrabelle at Vail Square (“Arrabelle”) during the three months ended January 31, 2008 and expects to close on the remaining condominium units during the current fiscal year.  The Company expects to close on The Lodge at Vail Chalets during the fourth fiscal quarter in the current fiscal year and the first half of the year ending July 31, 2009.  The Company has entered into definitive sales contracts with a value of approximately $398 million related to these projects of which $34.5 million of revenue was recognized in the three months ended January 31, 2008 as a result of closing the 12 units at Arrabelle along with the associated cost of sales.  Additionally, the Company placed in service during the three months ended January 31, 2008 a new RockResorts hotel, commercial space and certain skier services facilities.  The Company will also place in service two private mountain clubs, spas and guest suites related to these real estate developments.

•
The Company has several real estate projects across its resorts under development and has identified additional projects for development.  While the current instability in the capital markets and slowdown in the national real estate market have not, to date, materially impacted the Company’s real estate development, the Company does have elevated risk associated with the selling and/or financing (including an expected increase to pricing spreads on non-recourse financings) of its real estate projects as a result of the current economic climate.  These risks surrounding the Company’s real estate developments are mitigated by the fact that the Company’s projects include a relatively low number of luxury and ultra luxury units situated at the base of its resorts, which are unique due to the relatively low supply of developable land.  Additionally, the Company’s real estate projects must meet the Company’s high pre-sale requirements, which include substantial non-refundable deposits, before significant development begins.  The Company has not experienced any cancellations on its existing sales contracts to date; however, there is no guarantee that a sustained downward trend in the capital and real estate markets would not materially impact the Company’s real estate development activities or operating results.

•
The Company had $274.4 million in cash and cash equivalents as of January 31, 2008 with no borrowings under the revolver component of its credit facilities and expects to generate additional cash from operations, including future closures on real estate vertical development projects.  The Company is currently evaluating how to utilize its excess cash, including any combination of the following strategic options:  increase real estate investment for further development; increase resort capital expenditures; pursue strategic acquisitions; repurchase additional common stock of the Company (see Note 11, Stock Repurchase Plan, of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s stock repurchase plan); pay cash dividends; or pay off outstanding debt.  The Company believes its debt generally has favorable fixed interest rates and is long-term in nature.  Additionally, the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Company’s senior credit facility (the “Credit Facility”) and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the Senior Subordinated Notes due 2014 (“6.75% Notes”), limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

•
During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons ski resort (“The Canyons”) and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company's complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these counter claims and motions are without merit.  The Company is unable to predict the ultimate outcome of the above described actions.  The Company incurred legal expenses related to The Canyons litigation of approximately $2.0 million in the six months ended January 31, 2008.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company's Form 10-K.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and six months ended January 31, 2008, compared to the three and six months ended January 31, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Mountain Reported EBITDA	$117,460	$113,651	$81,017	$81,162
Lodging Reported EBITDA	(1,955)	2,039	126	6,098
Resort Reported EBITDA	115,505	115,690	81,143	87,260
Real Estate Reported EBITDA	1,771	5,825	6,891	6,629
Total Reported EBITDA	117,276	121,515	88,034	93,889
Income before provision for income taxes	83,072	86,928	42,391	28,214
Net income	$51,319	$53,026	$26,706	$17,210

Presented below is detailed comparative data and discussion regarding the Company's results of operations for the three and six months ended January 31, 2008 compared to the three and six months ended January 31, 2007.

Mountain Segment

Mountain segment operating results for the three and six months ended January 31, 2008 and 2007 are presented by category as follows (in thousands, except effective ticket price ("ETP")):

	Three Months Ended		Percentage
	January 31,		Increase
	2008	2007	(Decrease)
Lift tickets	$133,998	$128,617	4.2%
Ski school	35,155	34,198	2.8%
Dining	22,895	22,468	1.9%
Retail/rental	66,771	63,291	5.5%
Other	20,903	23,452	(10.9)%
Total Mountain net revenue	279,722	272,026	2.8%
Total Mountain operating expense	163,188	159,871	2.1%
Mountain equity investment income, net	926	1,496	(38.1)%
Total Mountain Reported EBITDA	$117,460	$113,651	3.4%

Total skier visits	2,799	2,912	(3.9)%
ETP	$47.87	$44.17	8.4%

Total Mountain Reported EBITDA includes $0.8 million and $1.1 million of stock-based compensation expense for the three months ended January 31, 2008 and 2007, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2008	2007	(Decrease)
Lift tickets	$133,998	$128,617	4.2%
Ski school	35,155	34,198	2.8%
Dining	27,658	26,354	4.9%
Retail/rental	90,311	87,809	2.8%
Other	35,136	41,211	(14.7)%
Total Mountain net revenue	322,258	318,189	1.3%
Total Mountain operating expense	244,136	239,358	2.0%
Mountain equity investment income, net	2,895	2,331	24.2%
Total Mountain Reported EBITDA	$81,017	$81,162	(0.2)%

Total skier visits	2,799	2,912	(3.9)%
ETP	$47.87	$44.17	8.4%

Total Mountain Reported EBITDA includes $1.9 million and $2.1 million of stock-based compensation expense for the six months ended January 31, 2008 and 2007, respectively.

As the Company's five ski resorts generally open during the Company’s second fiscal quarter, the results of the six months ended January 31, 2008 and 2007 are driven by substantially the same factors and trends as the three months ended January 31, 2008 and 2007.

Lift revenues increased $5.4 million for the three months ended January 31, 2008 compared to the same period in the prior year, of which $4.2 million of the increase was driven by higher season pass revenue (an increase of 11.2% over the prior year).  Almost all of the increase in season pass revenue was due to increases in pricing.  ETP growth of 8.4% was driven by the higher season pass pricing as well as increased ETP excluding season pass products of 7.0% due primarily to increases in absolute pricing.  Partially offsetting the season pass and ETP increases was a decline in skier visits excluding season pass holders of 5.3% at the Company’s five ski resorts, which occurred from the start of the ski season to the pre-Christmas holiday period in December (the “Early Season”).  Lift revenue excluding season pass revenue was down approximately $4.2 million, or 19.9%, for the Early Season, compared to the same period in the prior year, but was higher for the remainder of the quarter compared to the same period in the prior year by approximately $5.4 million or 7.6%.  Snowfall for the Early Season in the current year was significantly below the same period in the prior year.  Lift revenues were also favorably impacted by higher international guest visitation compared to the same period in the prior year.

Revenues for the Company's ski school, dining and retail/rental businesses followed the same trends as lift tickets described above, with overall revenues up $4.9 million, or 4.1%, for these three areas in the quarter despite revenues being down by approximately $4.8 million, or 10.0%, in the Early Season due to revenue for these three areas being up by approximately $9.7 million, or 13.5%, in the remainder of the quarter.  Revenue from ski school increased 2.8% due primarily to increased pricing, partially offset by the decrease in visitation described above.  Growth in dining revenue was primarily attributable to the acquisition of two licensed Starbucks stores in June 2007 partially offset by a decrease in visitation.  Retail/rental revenue improved primarily due to $2.6 million of revenues associated with the operations of 18 Breeze Ski Rental locations acquired in June 2007.  Other revenue declined for the three months ended January 31, 2008 compared to the same period in the prior year due to the disposition in April 2007 of the Company’s investment in RTP, LLC (“RTP”).

Segment expenses increased 2.1% during the three months ended January 31, 2008 compared to the same period in the prior year.  Retail/rental operating expenses were higher due to the acquisition of the Breeze Ski Rental locations (commensurate with revenue increases); however, these increases were almost entirely offset by the disposition of RTP.

Lodging Segment

Lodging segment operating results for the three and six months ended January 31, 2008 and 2007 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended		Percentage
	January 31,		Increase
	2008	2007	(Decrease)
Total Lodging net revenue	$34,827	$32,796	6.2%
Total Lodging operating expense	36,782	30,757	19.6%
Total Lodging Reported EBITDA	$(1,955)	$2,039	(195.9)%

ADR	$290.21	$263.14	10.3%
RevPAR	$137.13	$127.41	7.6%

Total Lodging Reported EBITDA includes $0.3 million and $0.2 million of stock-based compensation expense for the three months ended January 31, 2008 and 2007, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2008	2007	(Decrease)
Total Lodging net revenue	$78,144	$73,204	6.7%
Total Lodging operating expense	78,018	67,106	16.3%
Total Lodging Reported EBITDA	$126	$6,098	(97.9)%

ADR	$223.91	$210.00	6.6%
RevPAR	$97.66	$88.62	10.2%

Total Lodging Reported EBITDA includes $0.6 million of stock-based compensation expense for both the six months ended January 31, 2008 and 2007.

Total Lodging net revenue increased for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 due to a 7.6% increase in RevPAR primarily as a result of increases in ADR.  This increase was partially offset by a slight decrease in paid occupancy at lodging properties proximate to the Company’s ski resorts due to a decline in visitation as discussed in the Company’s Mountain segment.  Additionally, lodging revenue was impacted by fewer available rooms, primarily as a result of a reduction in managed condominium units.  Total Lodging segment net revenue for the six months ended January 31, 2007 included the recognition of $2.4 million of revenue associated with the termination of the management agreement at The Lodge at Rancho Mirage (pursuant to the terms of the management agreement) with the closing of the hotel as part of a redevelopment plan by the current hotel owner.  Excluding this termination fee, Lodging segment net revenue would have increased 10.4% for the six months ended January 31, 2008 compared to the six months ended January 31, 2007.  RevPAR increased 10.2% for the six months ended January 31, 2008 compared to the six months ended January 31, 2007, which, in addition to increases in ADR, was driven by a 7.3% increase in conference and group room nights, primarily at GTLC, Breckenridge and Keystone lodging properties.

Operating expense increased for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 due to start-up and pre-opening expenses of approximately $2.2 million associated with the opening of The Arrabelle at Vail Square hotel in January 2008, higher labor and benefits and increased corporate costs which are fully allocated to the business segments.  Operating expense increased for the six months ended January 31, 2008 compared to the six months ended January 31, 2007 due to start-up and pre-opening expenses of approximately $3.0 million associated with the opening of The Arrabelle at Vail Square hotel, higher food and beverage cost of sales associated with the strong conference and group business, additional National Park Service fees of $1.1 million incurred by GTLC resulting from a new concession contract, which became effective January 2007, and other variable operating costs associated with incremental revenue.

Real Estate Segment

Real Estate segment operating results for the three and six months ended January 31, 2008 and 2007 are presented by category as follows (in thousands):

	Three Months Ended
	January 31,		Percentage
	2008	2007	Decrease
Total Real Estate net revenue	$45,471	$56,216	(19.1)%
Total Real Estate operating expense	44,409	50,391	(11.9)%
Gain on sale of real property	709	--	--%
Total Real Estate Reported EBITDA	$1,771	$5,825	(69.6)%

Real Estate Reported EBITDA includes $0.8 million and $0.5 million of stock-based compensation expense for the three months ended January 31, 2008 and 2007, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2008	2007	(Decrease)
Total Real Estate net revenue	$57,504	$83,138	(30.8)%
Total Real Estate operating expense	51,322	76,509	(32.9)%
Gain on sale of real property	709	--	--%
Total Real Estate Reported EBITDA	$6,891	$6,629	4.0%

Real Estate Reported EBITDA includes $1.4 million and $1.1 million of stock-based compensation expense for the six months ended January 31, 2008 and 2007, respectively.

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

The Company is currently in the development stage for several major real estate projects, including Arrabelle, The Lodge at Vail Chalets, Crystal Peak Lodge and The Ritz-Carlton Residences, Vail, among other projects.  Real Estate segment net revenue for the three months ended January 31, 2008 was driven primarily by the closing on 12 of the 67 condominium units at Arrabelle and the closing on the remaining Jackson Hole Golf & Tennis Club (“JHG&TC”) cabins.  In addition, the six months ended January 31, 2008 included contingent gains on development parcels sales that closed in previous periods.  Operating expense included cost of sales commensurate with revenue recognized, as well as marketing expenses for the major real estate projects under development, overhead costs such as labor and benefits and allocated corporate costs.

Real Estate segment operating revenue for the three and six months ended January 31, 2007 was driven primarily by the closing of Mountain Thunder ($12.8 million and $24.1 million of revenue for the three and six months ended January 31, 2007, respectively) and Gore Creek Place ($34.0 million and $42.9 million of revenue for the three and six months ended January 31, 2007, respectively) developments and the sale of land together with certain related infrastructure improvements to third-party developers.  Operating expense for the three and six months ended January 31, 2007 included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits and professional services fees.  In addition, the Company recorded $2.5 million and $3.9 million of incremental charges during the three and six months ended January 31, 2007, respectively, for construction costs (including estimates to complete) on the JHG&TC cabins that had design and construction issues.

The Company expects to close on the remaining Arrabelle condominium units in its fiscal year 2008 and The Lodge at Vail Chalets in its fourth fiscal quarter of 2008 and its first half of fiscal 2009.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three and six months ended January 31, 2008 increased primarily as a result of placing in service The Arrabelle at Vail Square hotel (including related assets) and an increase in the fixed asset base due to normal capital expenditures.  The average annualized depreciation rate for the three and six months ended January 31, 2008 was 7.7% and 7.4%, respectively, as compared to an average annualized depreciation rate for the three and six months ended January 31, 2007 of 7.6% and 7.5%, respectively.

Relocation and separation charges.  In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006.  The relocation process (which also includes the consolidation of certain other operations of the Company) was completed as of July 31, 2007.  The Company recorded $0.5 million and $1.2 million of relocation charges in the three and six months ended January 31, 2007.

Investment income.  The Company invests excess cash in highly liquid investments, as permitted under the Company’s Credit Agreement and Indenture.  The decrease in investment income for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 is due to a reduction in the average interest rate earned over the period.  The increase in investment income for the six months ended January 31, 2008 compared to the six months ended January 31, 2007 is due to increases in average invested cash balances, partially offset by a decline in the average interest rate earned.

Interest expense, net.  The Company’s primary sources of interest expense are the 6.75% Notes, the Credit Facility, incorporating unused commitment fees and letter of credit fees related to the $300 million revolving credit facility thereunder, the outstanding $57.7 million of industrial development bonds and the series of bonds issued to finance the construction of employee housing facilities.  Interest expense decreased $0.4 million and $1.7 million for the three and six months ended January 31, 2008 compared to the three and six months ended January 31, 2007 due primarily to an increase in capitalized interest associated with significant ongoing real estate and related resort development.  The Company has incurred additional interest expense for borrowings under real estate project specific financing, of which all has been capitalized to the projects.

Contract dispute credit (charges), net.  In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings and recovery of costs and attorney’s fees to be determined in the last stage of the proceedings.  Prior to the ruling by the arbitrator in the last stage of the proceeding, the Company reached a comprehensive settlement with Cheeca Holdings which included damages, attorney’s fees and expenses.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings in the amount of $13.5 million, of which $11.9 million (net of final attorney fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Condensed Statement of Operations for the six months ended January 31, 2008.

Income taxes.  The effective tax rate for the three and six months ended January 31, 2008 was 38.2% and 37.0%, respectively, as compared to the effective tax rate for the three and six months ended January 31, 2007 of 39.0%.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.  Additionally, the income tax provision recorded in the three and six months ended January 31, 2008 reflects the impact of favorable settlements with state tax authorities of $0.3 million and $1.0 million, respectively.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Mountain Reported EBITDA	$117,460	$113,651	$81,017	$81,162
Lodging Reported EBITDA	(1,955)	2,039	126	6,098
Resort Reported EBITDA	115,505	115,690	81,143	87,260
Real Estate Reported EBITDA	1,771	5,825	6,891	6,629
Total Reported EBITDA	117,276	121,515	88,034	93,889
Depreciation and amortization	(23,621)	(21,759)	(44,383)	(43,344)
Relocation and separation charges	--	(500)	--	(1,235)
Loss on disposal of fixed assets, net	(157)	(10)	(391)	(91)
Investment income	2,019	2,417	5,237	4,481
Interest expense, net	(7,535)	(7,911)	(15,179)	(16,847)
Contract dispute (charges) credit, net	--	(672)	11,920	(4,276)
Minority interest in income of consolidated subsidiaries, net	(4,910)	(6,152)	(2,847)	(4,363)
Income before provision for income taxes	83,072	86,928	42,391	28,214
Provision for income taxes	(31,753)	(33,902)	(15,685)	(11,004)
Net income	$51,319	$53,026	$26,706	$17,210

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	January 31,
	2008	2007
Long-term debt	$554,411	$551,866
Long-term debt due within one year	100,710	440
Total debt	655,121	552,306
Less: cash and cash equivalents	274,433	254,866
Net debt	$380,688	$297,440

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters are seasonally high for cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year.  Additionally, cash provided by operating activities can be impacted by the timing of closings on real estate development projects.  In total, the Company generated $43.6 million of cash in the six months ended January 31, 2008 which represents a decrease of $19.5 million in cash generated compared to the six months ended January 31, 2007.  Cash provided by operating activities decreased $23.2 million for the six months ended January 31, 2008 compared to the six months ended January 31, 2007, and was primarily attributable to a $24.2 million increase in investment in real estate related to projects currently under development and a $23.4 million decrease in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made in previous periods related to the cost of sales recorded in the six months ended January 31, 2008) partially offset by the receipt of the Cheeca settlement as well as a net improvement in other working capital accounts, caused primarily by increased deferred real estate deposits.  Cash used in investing activities increased by $26.4 million for the six months ended January 31, 2008, due to increased resort capital expenditures of $29.1 million.  Cash provided by financing activities increased $30.2 million primarily due to net proceeds from non-recourse real estate financings of $29.2 million used in the funding of the increased real estate development activity, partially offset by an increase in repurchased common stock of $10.9 million during the six months ended January 31, 2008.

In addition to the Company’s $274.4 million of cash and cash equivalents at January 31, 2008, the Company has available $196.8 million under its Credit Facility (which represents the total commitment of $300 million less certain letters of credit outstanding of $103.2 million).  As of January 31, 2008 and 2007, total long-term debt (including long-term debt due within one year) was $655.1 million and $552.3 million, respectively, with the increase at January 31, 2008 due to non-recourse real estate financings related to the Company’s vertical development projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $297.4 million as of January 31, 2007 to $380.7 million as of January 31, 2008 due to the increase in borrowings under the Company’s non-recourse real estate financings partially offset by the increase in cash and cash equivalents.  The Company believes it is well positioned to take advantage of potential strategic options as further discussed below, as the Company has significant cash and cash equivalents on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows (including a significant amount of cash to be generated from anticipated real estate closing), through borrowings under construction loan agreements entered into by the Company’s wholly-owned subsidiaries, and borrowings, if necessary, under the Credit Facility.  In order to provide additional flexibility for the Company's liquidity needs, the Company is finalizing an agreement with the lenders in its Credit Facility to at a minimum utilize an accordion feature to expand commitments under the existing facility by $100 million, at the same terms existing in the current facility.  The Company believes the Credit Facility, which matures in 2012, including the expanded commitments would provide added flexibility especially when evaluating future financing needs for its real estate projects, and is priced favorably, with any new borrowings currently being priced at LIBOR plus 0.50%.

The Company is currently evaluating how to use its excess cash, including a combination of the following strategic options: increase resort capital expenditures, increase real estate investment for further development, pursue strategic acquisitions, pay off outstanding debt, repurchase additional common stock of the Company and/or other options to return value to stockholders.  The Company’s debt generally has favorable fixed interest rates and is long-term in nature.  The Company’s Credit Facility and the Indenture limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock, and the pay off of certain of its debt, including its 6.75% Notes.

Significant Uses of Cash

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects.  In addition, the Company expects it will incur significant cash income tax payments (generally expected to approximate its statutory income tax rate) in the near future due to strong operating results, the limitations on the usage of NOLs generated in prior periods (subject to the appeal of the IRS ruling described above) and a decline in tax benefits resulting from stock option exercises.  Historically, the Company had not been a significant cash income tax payer.

The Company expects to spend approximately $250 million to $270 million in calendar year 2008 for real estate development projects, including the construction of associated resort-related depreciable assets.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $319 million.  The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts.  The Company expects investments in real estate will be significant for the foreseeable future as the Company continues its vertical development efforts.  The Company obtained non-recourse financing to fund construction of The Arrabelle at Vail Square and The Lodge at Vail Chalets projects.  In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest significant cash in the future.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $100 million to $110 million of resort capital expenditures for calendar year 2008 excluding resort depreciable assets arising from real estate activities noted above.  This overall resort capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its hotels.  Included in these capital expenditures are approximately $40 million to $42 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2008 are expected to include a new state-of-the-art eight passenger Keystone River Run gondola in River Run Village; completion of the second phase of the Beaver Creek children’s ski school improvements, including an on-mountain ski school building following the new Buckaroo Express gondola installed in 2007, full renovation of the Inn at Beaver Creek including substantial upgrades to create a unique ultra-luxury RockResorts branded hotel; new snowmaking equipment at Peak 7 in Breckenridge; re-grading and snowmaking for the main trail connecting California and Nevada at Heavenly; Jackson Lake Lodge room remodel in Grand Teton National Park; and upgrades to the Company’s central reservations, marketing database and e-commerce booking systems, among other projects.  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company's long-term debt ($489.5 million of the total $655.1 million debt outstanding as of January 31, 2008) are not due until fiscal 2013 and beyond.  Excluding payments of amounts due under non-recourse real estate financing ($147.7 million) which are expected to be made utilizing proceeds from the applicable real estate closings, the Company has $18.0 million of principal payments due over the next five fiscal years.

The Company's debt service requirements can be impacted by changing interest rates as the Company had $200.2 million of variable-rate debt outstanding as of January 31, 2008.  A 100-basis point change in LIBOR would cause the Company's annual interest payments to change by approximately $1.7 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company manages changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the three and six months ended January 31, 2008, the Company repurchased 279,079 and 511,583 shares of common stock at a cost of $14.2 million and $25.9 million, respectively.  Since inception of this stock repurchase plan, the Company has repurchased 1,185,083 shares at a cost of approximately $51.7 million, as of January 31, 2008.  As of January 31, 2008, 1,814,917 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.  Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

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

The Company was in compliance with all relevant covenants in its debt instruments as of January 31, 2008.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2008.  However, there can be no assurance that the Company will meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2008, the Company had $200.2 million of variable rate indebtedness, representing 30.6% of the Company's total debt outstanding, at an average interest rate during the three and six months ended January 31, 2008 of 5.7% and 6.1%, respectively.  Based on variable-rate borrowings outstanding as of January 31, 2008, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $1.7 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

The Company, including its CEO and CFO, does not expect that the Company's internal controls and procedures will prevent or detect all errors and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

On July 27, 2007, the Company filed a complaint and motion for a temporary restraining order in the matter Vail Resorts, Inc. v. Peninsula Advisors, LLC et al., Case No. 07CV7264, District Court, City and County of Denver, Colorado, seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker Corporation and Talisker Finance Co, LLC (together “Talisker”) of ASC Utah, Inc. the owner of The Canyons Ski Resort in Utah, from American Skiing Company pursuant to a purchase agreement was denied.  On November 8, 2007, Talisker filed an answer to the Company's complaint along with three counterclaims.  On November 12, 2007, Peninsula Advisors, LLC filed a motion to dismiss and for partial summary judgment. The Company believes that these counter claims and motions are without merit.

On September 4, 2007, the Company filed a Motion to Intervene in Peninsula Advisors, LLC v. Wolf Mountain Resorts, L.C. et al, Civil No. 070500397 Third District Court, Summit County, Utah, in which Peninsula Advisors, LLC is seeking to enforce the transfer by Wolf Mountain Resorts, L.C. of the land underlying The Canyons.  The Company’s motion was granted on November 27, 2007.  Peninsula Advisors, LLC. filed a motion to stay further proceedings in the Company’s complaint-intervention to which the Company responded and is to be heard on March 12, 2008.

The Company is unable to predict the ultimate outcome of the above described actions.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the second quarter of the year ending July 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2007 - November 30, 2007	273,879	$50.81	273,879	1,820,117
December 1, 2007 - December 31, 2007	5,200	49.50	5,200	1,814,917
January 1, 2008 - January 31, 2008	--	--	--	1,814,917
Total	279,079	$50.78	279,079

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on December 7, 2007 in Broomfield, Colorado.  The following matters were voted on:

1.  The following persons were elected to serve as Directors of the Company until the next annual meeting of the stockholders and the voting results for each Director were as follows:

Director	For	Withheld
Roland A. Hernandez	34,432,637	3,205,703
Thomas D. Hyde	37,237,458	400,882
Robert A. Katz	37,237,278	401,062
Richard D. Kincaid	37,238,678	399,662
Joe R. Micheletto	37,237,018	401,322
John F. Sorte	36,971,420	666,920
William P. Stiritz	37,237,295	401,045

2.  Adoption of the material terms for payment of the Company’s annual executive incentive compensation under the Company’s Management Incentive Plan was approved as follows:

For	Against	Abstain	Broker Non-Vote
34,618,815	526,549	6,900	2,486,076

3.  Appointment of PricewaterhouseCoopers, LLP as the Company’s Independent Registered Public Accounting Firm was ratified as follows:

For	Against	Abstain	Broker Non-Vote
37,269,877	367,414	1,049	--

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
4.1(a)
Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee (Including Exhibit A, Form of Global Note) (incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004).

4.1(b)
Supplemental Indenture, dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.34 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006).

4.1(c)	Form of Global Note (incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed February 2, 2004).
10.1	Agreement, dated January 7, 2008, by and among Vail Associates, Inc., William A. Jensen and Intrawest ULC.	16
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	25
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	26
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2008	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)