Form 10-Q
period 2008-04-30
VAIL RESORTS INC
filed 2008-06-05
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                                                                            Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of June 2, 2008, 38,402,203 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2008, July 31, 2007 and April 30, 2007		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2008 and 2007		F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2008 and 2007		F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2008 and 2007		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,133	$230,819	$316,439
Restricted cash	60,562	54,749	40,408
Trade receivables, net	39,054	43,557	35,258
Inventories, net	45,084	48,064	42,627
Other current assets	41,846	34,448	32,833
Total current assets	490,679	411,637	467,565
Property, plant and equipment, net (Note 5)	979,511	885,926	868,723
Real estate held for sale and investment	394,008	357,586	305,085
Goodwill, net	142,011	141,699	135,939
Intangible assets, net	72,597	73,507	73,199
Other assets	42,620	38,768	44,607
Total assets	$2,121,426	$1,909,123	$1,895,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$315,373	$281,779	$237,981
Income taxes payable	25,418	37,441	11,739
Long-term debt due within one year (Note 4)	74,192	377	401
Total current liabilities	414,983	319,597	250,121
Long-term debt (Note 4)	575,275	593,733	575,162
Other long-term liabilities (Note 5)	172,380	181,830	166,382
Deferred income taxes	129,487	72,213	130,212
Commitments and contingencies (Note 10)
Minority interest in net assets of consolidated subsidiaries	33,133	27,711	30,052
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, zero shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,914,385 (unaudited), 39,747,976 and 39,630,543 (unaudited) shares issued as of April 30, 2008, July 31, 2007 and April 30, 2007, respectively	399	397	396
Additional paid-in capital	543,318	534,370	529,199
Retained earnings	319,165	205,118	239,440
Treasury stock (Note 12)	(66,714)	(25,846)	(25,846)
Total stockholders’ equity	796,168	714,039	743,189
Total liabilities and stockholders’ equity	$2,121,426	$1,909,123	$1,895,118

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2008	2007
Net revenue:
Mountain	$325,726	$308,712
Lodging	43,590	43,643
Real estate	54,474	17,134
Total net revenue	423,790	369,489
Segment operating expense:
Mountain	157,807	152,997
Lodging	35,513	31,126
Real estate	53,562	25,261
Total segment operating expense	246,882	209,384
Other operating (expense) income:
Depreciation and amortization	(25,471)	(23,513)
Relocation and separation charges (Note 7)	--	(166)
Gain (loss) on disposal of fixed assets, net	24	(242)
Income from operations	151,461	136,184
Mountain equity investment income, net	698	1,660
Investment income	2,459	4,334
Interest expense, net	(8,441)	(8,039)
Loss on sale of business (Note 8)	--	(601)
Contract dispute charges (Note 10)	--	(184)
Gain on put options, net (Note 9)	--	690
Minority interest in income of consolidated subsidiaries, net	(4,621)	(5,343)
Income before provision for income taxes	141,556	128,701
Provision for income taxes	(54,215)	(50,193)
Net income	$87,341	$78,508

Per share amounts (Note 3):
Basic net income per share	$2.26	$2.02
Diluted net income per share	$2.24	$1.99

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2008	2007
Net revenue:
Mountain	$647,984	$626,902
Lodging	121,734	116,848
Real estate	111,978	100,272
Total net revenue	881,696	844,022
Segment operating expense:
Mountain	401,942	392,355
Lodging	113,530	98,233
Real estate	104,885	101,770
Total segment operating expense	620,357	592,358
Other operating income (expense):
Gain on sale of real property	709	--
Depreciation and amortization	(69,854)	(66,857)
Relocation and separation charges (Note 7)	--	(1,401)
Loss on disposal of fixed assets, net	(367)	(332)
Income from operations	191,827	183,074
Mountain equity investment income, net	3,592	3,990
Investment income	7,697	8,815
Interest expense, net	(23,620)	(24,885)
Loss on sale of business (Note 8)	--	(601)
Contract dispute credit (charges), net (Note 10)	11,920	(4,460)
Gain on put options, net (Note 9)	--	690
Minority interest in income of consolidated subsidiaries, net	(7,468)	(9,707)
Income before provision for income taxes	183,948	156,916
Provision for income taxes	(69,901)	(61,197)
Net income	$114,047	$95,719

Per share amounts (Note 3):
Basic net income per share	$2.94	$2.47
Diluted net income per share	$2.91	$2.44

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2008	2007
Cash flows from operating activities:
Net income	$114,047	$95,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,854	66,857
Non-cash cost of real estate sales	79,244	74,683
Non-cash stock-based compensation expense	6,194	5,448
Loss on sale of business	--	601
Deferred income taxes, net	54,935	55,094
Minority interest in income of consolidated subsidiaries, net	7,468	9,707
Other non-cash income, net	(5,913)	(633)
Changes in assets and liabilities:
Restricted cash	(5,813)	(20,086)
Accounts receivable, net	(1,222)	(391)
Inventories, net	2,980	(382)
Investments in real estate	(168,964)	(121,114)
Accounts payable and accrued expenses	(26,503)	(24,255)
Deferred real estate deposits	18,869	3,737
Other assets and liabilities, net	1,902	19,326
Net cash provided by operating activities	147,078	164,311
Cash flows from investing activities:
Capital expenditures	(112,602)	(82,012)
Proceeds from sale of business	--	3,544
Purchase of minority interest	--	(8,387)
Other investing activities, net	2,943	453
Net cash used in investing activities	(109,659)	(86,402)
Cash flows from financing activities:
Repurchases of common stock	(40,868)	(15,007)
Proceeds from borrowings under Non-Recourse Real Estate Financings	125,418	56,413
Payments of Non-Recourse Real Estate Financings	(70,226)	(1,493)
Proceeds from borrowings under other long-term debt	70,837	56,587
Payments of other long-term debt	(71,236)	(67,171)
Proceeds from exercise of stock options	1,771	9,594
Change in overdraft balances	21,066	13,422
Other financing activities, net	(867)	(5,609)
Net cash provided by financing activities	35,895	46,736
Net increase in cash and cash equivalents	73,314	124,645
Cash and cash equivalents:
Beginning of period	230,819	191,794
End of period	$304,133	$316,439

Cash paid for interest, net of amounts capitalized	$21,205	$26,713
Taxes paid, net	$23,503	$6,730

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.           Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly Ski Resort (“Heavenly”) in the Lake Tahoe area of California and Nevada, as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), and golf courses.  Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which holds and develops real estate in and around the Company’s resort communities.  The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company’s operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  The July 31, 2007 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

New Accounting Pronouncements--In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The requirements of SFAS 157 are effective for the Company beginning August 1, 2008 (the Company’s fiscal year ending July 31, 2009).  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, "Effective Date of FASB Statement No. 157".  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (the Company's fiscal year ending July 31, 2010) and interim periods within the fiscal year of adoption.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on the Company’s financial position or results of operations upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  The requirements of SFAS 159 are effective for the Company beginning August 1, 2008 (the Company’s fiscal year ending July 31, 2009), although early adoption is permitted.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial position or results of operations upon adoption.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS 141R will be applicable prospectively to business combinations consummated after July 31, 2009 (the Company’s fiscal year ending July 31, 2010).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the balance sheet.  Currently, noncontrolling interests (minority interests) are reported as a liability in the Company’s consolidated balance sheet and the related income (loss) attributable to minority interests is reflected as an expense (credit) in arriving at net income.  Upon adoption of SFAS 160, the Company will be required to report its minority interests as a separate component of stockholders’ equity and present net income allocable to the minority interests along with net income attributable to the stockholders of the Company separately in its consolidated statement of operations.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  The requirements of SFAS 160 are effective for the Company beginning August 1, 2009 (the Company’s fiscal year ending July 31, 2010).

3.           Net Income Per Common Share

SFAS No. 128, “Earnings Per Share” (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”).  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the Consolidated Condensed Statements of Operations and requires a reconciliation of numerators (net income (loss)) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income (loss) available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the three months ended April 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$87,341	$87,341	$78,508	$78,508

Weighted-average shares outstanding	38,655	38,655	38,897	38,897
Effect of dilutive securities	--	274	--	532
Total shares	38,655	38,929	38,897	39,429

Net income per share	$2.26	$2.24	$2.02	$1.99

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 78,000 and zero for the three months ended April 30, 2008 and 2007, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2008 and 2007 (in thousands, except per share amounts):

	Nine months Ended April 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$114,047	$114,047	$95,719	$95,719

Weighted-average shares outstanding	38,809	38,809	38,787	38,787
Effect of dilutive securities	--	327	--	502
Total shares	38,809	39,136	38,787	39,289

Net income per share	$2.94	$2.91	$2.47	$2.44

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 81,000 and 33,000 for the nine months ended April 30, 2008 and 2007, respectively.

4.           Long-Term Debt

Long-term debt as of April 30, 2008, July 31, 2007 and April 30, 2007 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (a)	2008	2007	2007
Credit Facility Revolver (b)	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds	2009-2020	57,700	57,700	57,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (c)	2009-2010	142,075	86,882	68,276
6.75% Senior Subordinated Notes (“6.75% Notes”)	2014	390,000	390,000	390,000
Other	2008-2029	7,117	6,953	7,012
Total debt		649,467	594,110	575,563
Less: Current maturities (d)		74,192	377	401
Long-term debt		$575,275	$593,733	$575,162

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)
On March 20, 2008, the Company exercised the accordion feature as provided in the existing Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”), which expanded the borrowing capacity from $300 million to $400 million at the same terms existing in the Credit Agreement.

(c)
As of April 30, 2008, Non-Recourse Real Estate Financings consisted of borrowings under the original $175 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”) of $58.8 million and under the original $123 million construction agreement for The Chalets at The Lodge at Vail, LLC (“Chalets”) of $83.3 million.  As of July 31, 2007, Non-Recourse Real Estate Financings consisted of borrowings of $60.5 million under the construction agreement for Arrabelle and $26.4 million under the construction agreement for the Chalets.  As of April 30, 2007, Non-Recourse Real Estate Financings consisted of borrowings of $59.5 million under the construction agreement for Arrabelle and $8.8 million under the construction agreement for the Chalets.  Borrowings under the Non-Recourse Real Estate Financings are due upon the earlier of either the closing of the applicable Arrabelle and Chalets real estate units (of which the amount due is determined by the amount of proceeds received upon closing) or the stated maturity date. The investments in the Arrabelle and Chalets real estate developments, a portion of which will be converted to proceeds upon closing of units, are recorded in Real Estate Held for Sale and Investment.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2008 reflected by fiscal year are as follows (in thousands):

	Non-Recourse Real Estate Financings	All Other	Total
2008	$--	$80	$80
2009	58,820	15,351	74,171
2010	83,255	349	83,604
2011	--	1,831	1,831
2012	--	305	305
Thereafter	--	489,476	489,476
Total debt	$142,075	$507,392	$649,467

The Company incurred gross interest expense of $11.1 million and $10.6 million for the three months ended April 30, 2008 and 2007, respectively, of which $0.6 million and $0.6 million was amortization of deferred financing costs.  The Company capitalized $2.7 million and $2.6 million of interest during the three months ended April 30, 2008 and 2007, respectively.  The Company incurred gross interest expense of $33.9 million and $31.1 million for the nine months ended April 30, 2008 and 2007, respectively, of which $1.8 million and $1.5 million was amortization of deferred financing costs.  The Company capitalized $10.3 million and $6.2 million of interest during the nine months ended April 30, 2008 and 2007, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment, net follows (in thousands):

	April 30,	July 31,	April 30,
	2008	2007	2007
Land and land improvements	$254,475	$249,291	$248,275
Buildings and building improvements	653,964	553,958	538,530
Machinery and equipment	462,966	420,514	422,077
Furniture and fixtures	131,021	114,615	125,781
Software	35,811	27,756	33,123
Vehicles	28,260	27,179	27,051
Construction in progress	54,799	71,666	59,220
Gross property, plant and equipment	1,621,296	1,464,979	1,454,057
Accumulated depreciation	(641,785)	(579,053)	(585,334)
Property, plant and equipment, net	$979,511	$885,926	$868,723

The composition of accounts payable and accrued expenses follows (in thousands):

	April 30,	July 31,	April 30,
	2008	2007	2007
Trade payables	$65,269	$67,517	$55,606
Real estate development payables	52,131	30,582	33,332
Deferred revenue	29,924	36,179	21,984
Deferred real estate and other deposits	89,740	51,351	46,348
Accrued salaries, wages and deferred compensation	23,467	30,721	25,987
Accrued benefits	27,058	23,810	29,239
Accrued interest	6,844	14,710	6,965
Liabilities to complete real estate projects, short term	7,327	8,500	5,436
Other accruals	13,613	18,409	13,084
Total accounts payable and accrued expenses	$315,373	$281,779	$237,981

The composition of other long-term liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2008	2007	2007
Private club deferred initiation fee revenue	$93,373	$94,205	$94,262
Deferred real estate deposits	34,997	54,363	37,120
Private club initiation deposits	29,579	17,767	16,302
Other long-term liabilities	14,431	15,495	18,698
Total other long-term liabilities	$172,380	$181,830	$166,382

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC (“Tarnes”), BC Housing LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of April 30, 2008, the Employee Housing Entities had total assets of $39.1 million (primarily recorded in property, plant and equipment, net) and total liabilities of $68.4 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  All of the assets ($8.1 million as of April 30, 2008) of Tarnes serve as collateral for Tarnes’ Tranche B Employee Housing Bonds.  The Company has issued under its senior credit facility (the “Credit Facility”) $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.5 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2008.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  The Company has extended a $2.0 million note receivable to one of these entities.  These entities were formed to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of seven hotel properties as of April 30, 2008.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  These VIEs had estimated total assets of approximately $246.1 million and total liabilities of approximately $147.2 million.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.1 million and the net book value of the intangible asset associated with a management agreement in the amount of $0.7 million as of April 30, 2008.

7.           Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006.  The relocation process (which also included the consolidation of certain other operations of the Company) was completed by July 31, 2007.  The total charges associated with the relocation was $3.8 million of which $0.2 million and $1.4 million was recorded in the three and nine months ended April 30, 2007, respectively.  The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

8.           Sale of Business

On April 30, 2007, the Company sold its 54.5% interest in RTP, LLC (“RTP”) to RTP’s minority shareholder for approximately $3.5 million.  As part of this transaction the Company retained source code rights to its internal use software and internet solutions.  The Company recorded a net loss of $0.6 million on the sale of its investment in RTP, which was included in “loss on sale of business” in the accompanying Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2007.  Additionally, as a result of this transaction the Company recorded a net gain of $0.7 million related to the elimination of the put option liability to RTP’s minority shareholder and the write-off of the associated put option intangible asset (see Note 9, Put and Call Options, for more information on this transaction).

9.           Put and Call Options

The Company holds an approximate 69.3% ownership interest in SSV.  The Company and GSSI LLC (“GSSI”), the minority shareholder in SSV, have remaining put and call rights with respect to SSV: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put, respectively, 100% of GSSI’s ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company’s ownership interest in SSV has occurred.  As of April 30, 2008, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $36.9 million.

In March 2001, in connection with the Company’s acquisition of a 51% ownership interest in RTP, the Company and RTP’s minority shareholder entered into a put agreement whereby the minority shareholder could put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually.  The put price was determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period.  The Company had determined that this put option should be marked to fair value through earnings.  The put period was extended in October 2006, and again in February 2007.  In connection with the Company’s sale of its 54.5% interest in RTP (see Note 8, Sale of Business, for more information on this transaction) the put agreement with RTP’s minority shareholder was terminated resulting in the Company recording a net gain of $0.7 million for the three and nine months ended April 30, 2007 related to the elimination of its put option liability net of the write-off of the associated put option intangible asset.

10.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company’s Credit Facility.  HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.7 million, $1.1 million and $1.0 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2008, July 31, 2007 and April 30, 2007, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2016.

Guarantees

As of April 30, 2008, the Company had various other guarantees, primarily in the form of letters of credit in the amount of $95.7 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $36.0 million of construction and development related guarantees and $7.6 million for workers’ compensation and general liability deductibles related to construction and development activities.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of Financial Interpretations No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees’ use of the Company’s trademarks and logos, indemnities for liabilities associated with the infringement of other parties’ technology and software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company’s use of trustees, indemnities related to the Company’s use of public lands and environmental indemnifications.  The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company’s potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination whether to complete a development project is entirely at the Company’s discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company’s analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $7.6 million as of April 30, 2008 and anticipates completion of the majority of these commitments within the next two years.

Self Insurance

The Company is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to a stop loss policy.  The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed.  The self-insurance liability related to claims under the Company’s health benefit plans is determined based on internal and external analysis of actual claims.  The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued expenses (see Note 5, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company’s real estate operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of April 30, 2008, July 31, 2007 and April 30, 2007, the accrual for the above loss contingencies was not material individually and in the aggregate.

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC (“Cheeca Holdings”) and recovery of costs and attorney’s fees to be determined in the last stage of the proceedings.  Prior to the ruling by the arbitrator in the last stage of the proceeding, the Company reached a comprehensive settlement with Cheeca Holdings which included damages, attorney’s fees and expenses.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Condensed Statement of Operations for the nine months ended April 30, 2008.

The Canyons Ski Resort Litigation

During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons ski resort (“The Canyons”) and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these counter claims and motions are without merit.  These motions have been set for hearing on June 20, 2008.  The Company is unable to predict the ultimate outcome of the above described actions.

11.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company’s ski resorts and related ancillary activities.  The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, GTLC, condominium management and golf operations.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment holds and develops real estate in and around the Company’s resort communities.  The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss, and for the Real Estate segment plus gain on sale of real property) which is a non-GAAP financial measure.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the Company to report segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.  Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net revenue
Lift tickets	$167,793	$158,380	$301,791	$286,997
Ski school	46,229	44,650	81,384	78,848
Dining	30,344	28,624	58,002	54,978
Retail/rental	59,533	53,401	149,844	141,210
Other	21,827	23,657	56,963	64,869
Total Mountain net revenue	325,726	308,712	647,984	626,902
Lodging	43,590	43,643	121,734	116,848
Resort	369,316	352,355	769,718	743,750
Real Estate	54,474	17,134	111,978	100,272
Total net revenue	$423,790	$369,489	$881,696	$844,022
Operating expense:
Mountain	$157,807	$152,997	$401,942	$392,355
Lodging	35,513	31,126	113,530	98,233
Resort	193,320	184,123	515,472	490,588
Real estate	53,562	25,261	104,885	101,770
Total segment operating expense	$246,882	$209,384	$620,357	$592,358
Gain on sale of real property	$--	$--	$709	$--
Mountain equity investment income, net	$698	$1,660	$3,592	$3,990

Reported EBITDA:
Mountain	$168,617	$157,375	$249,634	$238,537
Lodging	8,077	12,517	8,204	18,615
Resort	176,694	169,892	257,838	257,152
Real Estate	912	(8,127)	7,802	(1,498)
Total Reported EBITDA	$177,606	$161,765	$265,640	$255,654

Reconciliation to net income:
Total Reported EBITDA	$177,606	$161,765	$265,640	$255,654
Depreciation and amortization	(25,471)	(23,513)	(69,854)	(66,857)
Relocation and separation charges	--	(166)	--	(1,401)
Gain (loss) on disposal of fixed assets, net	24	(242)	(367)	(332)
Investment income	2,459	4,334	7,697	8,815
Interest expense, net	(8,441)	(8,039)	(23,620)	(24,885)
Loss on sale of business	--	(601)	--	(601)
Contract dispute (charges) credit, net	--	(184)	11,920	(4,460)
Gain on put options, net	--	690	--	690
Minority interest in income of consolidated subsidiaries, net	(4,621)	(5,343)	(7,468)	(9,707)
Income before provision for income taxes	141,556	128,701	183,948	156,916
Provision for income taxes	(54,215)	(50,193)	(69,901)	(61,197)
Net income	$87,341	$78,508	$114,047	$95,719

Real estate held for sale and investment	$394,008	$305,085	$394,008	$305,085

12.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the three and nine months ended April 30, 2008, the Company repurchased 321,150 and 832,733 shares of common stock at a cost of $15.0 million and $40.9 million, respectively.  Since inception of this stock repurchase plan, the Company has repurchased 1,506,233 shares at a cost of approximately $66.7 million, as of April 30, 2008.  As of April 30, 2008, 1,493,767 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.

13.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”) except for Colter Bay Corporation, Eagle Park Reservoir Company, Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle, Gore Creek Place, LLC, Chalets, RCR Vail, LLC, Crystal Peak Lodge of Breckenridge, Inc., Timber Trail, Inc., VR Holdings, Inc. and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”).  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated condensed financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheet data is presented as of April 30, 2008, July 31, 2007 and April 30, 2007.  Statements of operations data is presented for the three and nine months ended April 30, 2008 and 2007.  Statements of cash flows data is presented for the nine months ended April 30, 2008 and 2007.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting.  Net income (loss) of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company’s and Guarantor Subsidiaries’ investments in and advances to (from) subsidiaries.  Net income (loss) of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries.  The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$288,205	$15,928	$--	$304,133
Restricted cash	--	10,212	50,350	--	60,562
Trade receivables, net	--	36,711	2,343	--	39,054
Inventories, net	--	9,611	35,473	--	45,084
Other current assets	17,395	15,406	9,045	--	41,846
Total current assets	17,395	360,145	113,139	--	490,679
Property, plant and equipment, net	--	798,732	180,779	--	979,511
Real estate held for sale and investment	--	98,314	295,694	--	394,008
Goodwill, net	--	123,034	18,977	--	142,011
Intangible assets, net	--	56,715	15,882	--	72,597
Other assets	4,114	27,991	10,515	--	42,620
Investments in subsidiaries and advances to (from) parent	1,327,512	527,762	(104,346)	(1,750,928)	--
Total assets	$1,349,021	$1,992,693	$530,640	$(1,750,928)	$2,121,426

Current liabilities:
Accounts payable and accrued expenses	$5,859	$186,889	$122,625	$--	$315,373
Income taxes payable	25,418	--	--	--	25,418
Long-term debt due within one year	--	15,028	59,164	--	74,192
Total current liabilities	31,277	201,917	181,789	--	414,983
Long-term debt	390,000	42,728	142,547	--	575,275
Other long-term liabilities	2,089	104,422	65,869	--	172,380
Deferred income taxes	129,487	--	--	--	129,487
Minority interest in net assets of consolidated subsidiaries	--	--	--	33,133	33,133
Total stockholders’ equity	796,168	1,643,626	140,435	(1,784,061)	796,168
Total liabilities and stockholders’ equity	$1,349,021	$1,992,693	$530,640	$(1,750,928)	$2,121,426

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$273,103	$43,336	$--	$316,439
Restricted cash	--	27,673	12,735	--	40,408
Trade receivables, net	--	32,769	2,489	--	35,258
Inventories, net	--	7,855	34,772	--	42,627
Other current assets	13,991	13,207	5,635	--	32,833
Total current assets	13,991	354,607	98,967	--	467,565
Property, plant and equipment, net	--	798,591	70,132	--	868,723
Real estate held for sale and investment	--	112,253	192,832	--	305,085
Goodwill, net	--	121,611	14,328	--	135,939
Intangible assets, net	--	56,729	16,470	--	73,199
Other assets	4,824	27,691	12,092	--	44,607
Investments in subsidiaries and advances to (from) parent	1,261,952	295,497	(53,028)	(1,504,421)	--
Total assets	$1,280,767	$1,766,979	$351,793	$(1,504,421)	$1,895,118

Current liabilities:
Accounts payable and accrued expenses	$5,627	$152,999	$79,355	$--	$237,981
Income taxes payable	11,739	--	--	--	11,739
Long-term debt due within one year	--	35	366	--	401
Total current liabilities	17,366	153,034	79,721	--	250,121
Long-term debt	390,000	57,718	127,444	--	575,162
Other long-term liabilities	--	120,029	46,353	--	166,382
Deferred income taxes	130,212	--	--	--	130,212
Minority interest in net assets of consolidated subsidiaries	--	--	--	30,052	30,052
Total stockholders’ equity	743,189	1,436,198	98,275	(1,534,473)	743,189
Total liabilities and stockholders’ equity	$1,280,767	$1,766,979	$351,793	$(1,504,421)	$1,895,118

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$311,082	$115,593	$(2,885)	$423,790
Total operating expense	27	181,592	93,557	(2,847)	272,329
(Loss) income from operations	(27)	129,490	22,036	(38)	151,461
Other (expense) income, net	(6,733)	1,525	(812)	38	(5,982)
Equity investment income, net	--	698	--	--	698
Minority interest in income of consolidated subsidiaries, net	--	--	--	(4,621)	(4,621)
(Loss) income before income taxes	(6,760)	131,713	21,224	(4,621)	141,556
Benefit (provision) for income taxes	2,672	(56,887)	--	--	(54,215)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(4,088)	74,826	21,224	(4,621)	87,341
Equity in income (loss) of consolidated subsidiaries	91,429	--	--	(91,429)	--
Net income (loss)	$87,341	$74,826	$21,224	$(96,050)	$87,341

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

	Supplemental Condensed Consolidating Statement of Operations
	For the nine months ended April 30, 2008
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$641,345	$248,494	$(8,143)	$881,696
Total operating expense	(41)	482,023	215,916	(8,029)	689,869
Income (loss) from operations	41	159,322	32,578	(114)	191,827
Other (expense) income, net	(20,251)	19,112	(2,978)	114	(4,003)
Equity investment income, net	--	3,592	--	--	3,592
Minority interest in income of consolidated subsidiaries, net	--	--	--	(7,468)	(7,468)
(Loss) income before income taxes	(20,210)	182,026	29,600	(7,468)	183,948
Benefit (provision) for income taxes	7,985	(77,886)	--	--	(69,901)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(12,225)	104,140	29,600	(7,468)	114,047
Equity in income (loss) of consolidated subsidiaries	126,272	--	--	(126,272)	--
Net income (loss)	$114,047	$104,140	$29,600	$(133,740)	$114,047

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

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the nine months ended April 30, 2008
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$26,447	$109,992	$10,639	$147,078
Cash flows from investing activities:
Capital expenditures	--	(68,992)	(43,610)	(112,602)
Other investing activities, net	--	3,300	(357)	2,943
Net cash used in investing activities	--	(65,692)	(43,967)	(109,659)
Cash flows from financing activities:
Repurchases of common stock	(40,868)	--	--	(40,868)
Proceeds from borrowings under Non-Recourse Real Estate Financings	--	--	125,418	125,418
Payments of Non-Recourse Real Estate Financings	--	--	(70,226)	(70,226)
Proceeds from borrowings under other long-term debt	--	--	70,837	70,837
Payments of other long-term debt	--	(53)	(71,183)	(71,236)
Proceeds from exercise of stock options	1,771	--	--	1,771
Other financing activities, net	1,803	24,459	(6,063)	20,199
Advances from (to) affiliates	10,847	(6,453)	(4,394)	--
Net cash (used in) provided by financing activities	(26,447)	17,953	44,389	35,895
Net increase in cash and cash equivalents	--	62,253	11,061	73,314
Cash and cash equivalents:
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$288,205	$15,928	$304,133

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2007
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(7,730)	$150,857	$21,184	$164,311
Cash flows from investing activities:
Capital expenditures	--	(72,270)	(9,742)	(82,012)
Proceeds from sale of businesses	--	3,544	--	3,544
Purchase of minority interest	--	(8,387)	--	(8,387)
Other investing activities, net	--	(333)	786	453
Net cash used in investing activities	--	(77,446)	(8,956)	(86,402)
Cash flows from financing activities:
Repurchases of common stock	(15,007)	--	--	(15,007)
Proceeds from borrowings under long-term debt	--	1,242	111,758	113,000
Payments of long-term debt	--	(5,263)	(63,401)	(68,664)
Proceeds from exercise of stock options	9,594	--	--	9,594
Other financing activities, net	3,892	15,755	(11,834)	7,813
Advances (to) from affiliates	9,251	7,960	(17,211)	--
Net cash provided by financing activities	7,730	19,694	19,312	46,736
Net increase in cash and cash equivalents	--	93,105	31,540	124,645
Cash and cash equivalents:
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$273,103	$43,336	$316,439

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2008 and 2007 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A of Part I of the Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically address the non-GAAP measures, Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company’s financial performance and available capital resources.  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

OVERVIEW

The Company’s operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters.  Operations within the Lodging segment include (i) ownership/management of a group of nine luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including five proximate to the Company’s ski resorts, (ii) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company’s ski resorts, (iii) Grand Teton Lodge Company (“GTLC”) and (iv) golf courses.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment is involved with the development of property in and around the Company’s resort properties.

The Company’s five ski resorts opened for business for the 2007/2008 ski season in November, which fell in the Company’s second fiscal quarter; the period during which the ski resorts are open (generally November through April) is the peak operating season for the Mountain segment.  The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 52% and 51% of Mountain segment net revenue for the three months ended April 30, 2008 and 2007, respectively, and approximately 47% and 46% of Mountain segment net revenue for the nine months ended April 30, 2008 and 2007, respectively.  Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  (i) out-of-state and international guests (“Destination”) and (ii) in-state and local visitors (“In-State”).  For the nine months ended April 30, 2008 (which includes substantially all of the 2007/2008 ski season), Destination guests comprised an estimated 63% of the Company’s skier visits, while the In-State market comprised an estimated 37% of the Company’s skier visits.  Destination guests generally purchase the Company’s higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental as well as the lodging at or around the Company’s resorts.  Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy and the global geopolitical climate.  In-State guests tend to be more weather-sensitive and value-oriented; to address this, the Company markets season passes to In-State guests, generally prior to the start of the ski season.  For the nine months ended April 30, 2008, approximately 26% of the total lift revenue recognized was comprised of season pass revenue.  The cost structure of ski resort operations is largely fixed (with the exception of certain variable expenses including Forest Service fees, credit card fees, retail/rental operations, ski school labor and dining operations); as such, incremental revenue generally has high associated profit margin.

Lodging properties at or around the Company’s ski resorts represented approximately 91% and 84% of Lodging segment revenue for the three months ended April 30, 2008 and 2007, respectively, and 72% and 70% of Lodging segment revenue for the nine months ended April 30, 2008 and 2007, respectively, and are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by Destination guests.  Revenue from hotel management operations under the RockResorts brand is generated through management fees based upon the revenue of the managed individual hotel properties within the RockResorts portfolio, and to the extent that these managed properties are not proximate to the Company’s ski resorts, the seasonality of those hotels more closely resembles the seasonality and trends of hotels within the overall travel industry.  Revenue of the Lodging segment during the Company’s first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC’s peak operating season occurs during the summer months), as well as golf operations and operations from the Company’s other owned and managed properties.

The Company’s Real Estate segment primarily engages in both the vertical development of projects and the sale of land to third-party developers, which latter activity generally includes the retention of some involvement and control in the infrastructure, development, oversight and design of the projects and a contingent revenue structure based on the ultimate sale of the developed units.  The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, which generally requires significant non-refundable deposits and obtaining non-recourse financing for certain projects.  The Company’s real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Resort segment.  The Company’s Real Estate revenue and associated expense fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results from period to period.  In the near-term, the majority of Real Estate revenue is expected to be generated from vertical development projects that are currently under construction, in which revenue and related cost of sales will be recorded at the time of real estate closings.

TRENDS, RISKS AND UNCERTAINTIES

Together with those factors identified in the Company’s Form 10-K and elsewhere in this Form 10-Q, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance:

•
The economic downturn currently affecting the U.S. economy could have a negative impact on overall trends in the travel industry.  Consequently, visitation (particularly from Destination guests) to the Company’s resorts and/or the amount the Company’s guests spend at its resorts may be negatively impacted by the weaker U.S. economy, in addition to potential lowered demand for the Company’s real estate projects.

•
In March 2008, the Company announced a new season pass product (the “Epic Season Pass”) for the upcoming 2008/2009 ski season, which offers unrestricted and unlimited access to the Company’s five ski resorts.  The Epic Season Pass will primarily be marketed towards the Company’s Destination guests and must be purchased on or before November 15, 2008, prior to the vast majority of the ski season.  As such, the Company expects an increase in season pass revenue for the 2008/2009 ski season, which is primarily collected prior to the opening of the ski season, and will be recognized ratably over the 2008/2009 ski season; however, the Company cannot predict the overall impact the Epic Season Pass will have on overall lift revenue and effective ticket price (“ETP”).

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing of closing on one or more real estate projects could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year.  Additionally, the magnitude of real estate projects currently under development or contemplated could result in a significant increase in Real Estate Reported EBITDA as these projects close.  For example, the Company closed on 17 of the 67 units at The Arrabelle at Vail Square (“Arrabelle”) during the three months ended April 30, 2008, 29 of the 67 units at Arrabelle during the nine months ended April 30, 2008 and expects to close on the vast majority of the remaining condominium units during the current fiscal year.  The Company expects to close on The Lodge at Vail Chalets (“Chalets”) during the fourth fiscal quarter in the current fiscal year and the first half of the year ending July 31, 2009.  The Company has entered into definitive sales contracts with a value of approximately $390 million related to these projects of which $54.1 million and $88.6 million of revenue was recognized in the three and nine months ended April 30, 2008, respectively, along with the associated cost of sales.

•
The Company has several real estate projects across its resorts under development and has identified additional projects for development.  While the current instability in the capital markets and slowdown in the national real estate market have not, to date, materially impacted the Company’s real estate development, the Company does have elevated risk associated with the selling and/or closing of its real estate under development as a result of the current economic climate.  These risks surrounding the Company’s real estate developments are partially mitigated by the fact that the Company’s projects include a relatively low number of luxury and ultra luxury units situated at the base of its resorts, which are unique due to the relatively low supply of developable land.  Additionally, the Company’s real estate projects must meet the Company’s pre-sale requirements, which include substantial non-refundable deposits, before significant development begins; however, there is no guarantee that a sustained downward trend in the capital and real estate markets would not materially impact the Company’s real estate development activities or operating results.  The Company is moving forward with the development of One Ski Hill Place located at the base of Peak 8 in Breckenridge, along with the other development projects currently under construction including Arrabelle, Chalets, Crystal Peak Lodge and The Ritz-Carlton Residences, Vail.  The Company expects to incur between $380 million and $410 million of construction costs related to these projects subsequent to April 30, 2008.

•
The Company had $304.1 million in cash and cash equivalents as of April 30, 2008 with no borrowings under the revolver component of its senior credit facility (the “Credit Facility”) and expects to generate additional cash from operations, including future closures on real estate vertical development projects.  The Company is currently evaluating how to utilize its excess cash, including any combination of the following strategic options: self-fund real estate under development and/or increase real estate investment; increase resort capital expenditures; pursue strategic acquisitions; pay off outstanding debt; repurchase additional common stock of the Company (see Note 12, Stock Repurchase Plan, of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s stock repurchase plan); and/or other options to return value to stockholders.  The Company believes its debt generally has favorable fixed interest rates and is long-term in nature.  In determining its uses of excess cash, the Company has some constraints as a result of the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the Senior Subordinated Notes due 2014 (“6.75% Notes”), which limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

•
During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons ski resort (“The Canyons”) and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these counter claims and motions are without merit.  These motions have been set for hearing on June 20, 2008.  The Company is unable to predict the ultimate outcome of the above described actions.  The Company incurred legal expenses related to The Canyons litigation of approximately $2.1 million in the nine months ended April 30, 2008.

The data provided in this section should be read in conjunction with the risk factors identified elsewhere in this document and within the Company’s Form 10-K.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and nine months ended April 30, 2008, compared to the three and nine months ended April 30, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Mountain Reported EBITDA	$168,617	$157,375	$249,634	$238,537
Lodging Reported EBITDA	8,077	12,517	8,204	18,615
Resort Reported EBITDA	176,694	169,892	257,838	257,152
Real Estate Reported EBITDA	912	(8,127)	7,802	(1,498)
Total Reported EBITDA	177,606	161,765	265,640	255,654
Income before provision for income taxes	141,556	128,701	183,948	156,916
Net income	$87,341	$78,508	$114,047	$95,719

Presented below is detailed comparative data and discussion regarding the Company’s results of operations for the three and nine months ended April 30, 2008 compared to the three and nine months ended April 30, 2007.

Mountain Segment

Mountain segment operating results for the three and nine months ended April 30, 2008 and 2007 are presented by category as follows (in thousands, except ETP):

	Three Months Ended		Percentage
	April 30,		Increase
	2008	2007	(Decrease)
Lift tickets	$167,793	$158,380	5.9%
Ski school	46,229	44,650	3.5%
Dining	30,344	28,624	6.0%
Retail/rental	59,533	53,401	11.5%
Other	21,827	23,657	(7.7)%
Total Mountain net revenue	325,726	308,712	5.5%
Total Mountain operating expense	157,807	152,997	3.1%
Mountain equity investment income, net	698	1,660	(58.0)%
Total Mountain Reported EBITDA	$168,617	$157,375	7.1%

Total skier visits	3,391	3,307	2.5%
ETP	$49.48	$47.89	3.3%

Total Mountain Reported EBITDA includes $1.0 million of stock-based compensation expense for each of the three months ended April 30, 2008 and 2007.

	Nine Months Ended		Percentage
	April 30,		Increase
	2008	2007	(Decrease)
Lift tickets	$301,791	$286,997	5.2%
Ski school	81,384	78,848	3.2%
Dining	58,002	54,978	5.5%
Retail/rental	149,844	141,210	6.1%
Other	56,963	64,869	(12.2)%
Total Mountain net revenue	647,984	626,902	3.4%
Total Mountain operating expense	401,942	392,355	2.4%
Mountain equity investment income, net	3,592	3,990	(10.0)%
Total Mountain Reported EBITDA	$249,634	$238,537	4.7%

Total skier visits	6,190	6,219	(0.5)%
ETP	$48.75	$46.15	5.6%

Total Mountain Reported EBITDA includes $2.8 million and $3.1 million of stock-based compensation expense for the nine months ended April 30, 2008 and 2007, respectively.

Lift revenue increased $9.4 million and $14.8 million for the three and nine months ended April 30, 2008, respectively, compared to the same period in the prior year, primarily as a result of increased ETP (excluding season pass products of 8.1% and 7.7%, respectively), due primarily to increases in absolute pricing.  Additionally, revenue increases were driven by higher season pass revenue of $1.3 million and $5.5 million (an increase of 3.8% and 7.6%, respectively) for the three and nine months ended April 30, 2008 over the prior year.  Almost all of the increase in season pass revenue was due to increases in pricing, with season pass holders’ average visitation per pass increasing for the 2007/2008 season compared to the prior year, partially offsetting the increase in ETP resulting from price increases.  Partially offsetting the above discussed price increases was a decline in skier visits (excluding season pass holders) of 1.4% and 3.1% at the Company’s five ski resorts for the three and nine months ended April 30, 2008, respectively, compared to the prior year.  This decline was the result of lower skier visitation (excluding season pass holders) in non-peak periods, including the early season (prior to December 24) due to below average snow conditions in the current year, and early March and April due in part to the timing of Easter which was in March in the current year versus April in the prior year, all of which was partially offset by significant increases in international visitation, which was higher by an estimated 28% and 26% for the three and nine months ended April 30, 2008, respectively.

Revenue for the Company’s ski school, dining and retail/rental businesses increased primarily as a result of absolute price increases, partially offset by a decline in skier visits (excluding season pass holders) as noted above.  Additionally, dining revenue further increased as it was favorably impacted by the acquisition of two licensed Starbucks stores in June 2007.  Retail/rental revenue improved for the three and nine months ended April 30, 2008 due in part to $2.7 million and $5.9 million, respectively, of revenue associated with the operations of 18 Breeze Ski Rental locations acquired in June 2007.  Other revenue declined for the three and nine months ended April 30, 2008 compared to the same period in the prior year due to the disposition in April 2007 of the Company’s investment in RTP, LLC (“RTP”).  Excluding this disposition, other revenue would have increased by 3.4% and 1.9% for the three and nine months ended April 30, 2008, respectively.

Operating expense increased 3.1% and 2.4% during the three and nine months ended April 30, 2008, respectively, compared to the same period in the prior year.  Retail/rental operating expenses increased commensurate with the revenue increases and, as noted above due to the acquisition of the Breeze Ski Rental locations. However, these increases were largely offset by the disposition of RTP.  Excluding the impact of Breeze Ski Rental and RTP, Mountain segment expenses increased 4.1% and 3.6% during the three and nine months ended April 30, 2008, respectively, which is commensurate with normal increases in cost and variable expenses associated with increases in revenue.

Lodging Segment

Lodging segment operating results for the three and nine months ended April 30, 2008 and 2007 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended		Percentage
	April 30,		Increase
	2008	2007	(Decrease)
Total Lodging net revenue	$43,590	$43,643	(0.1)%
Total Lodging operating expense	35,513	31,126	14.1%
Total Lodging Reported EBITDA	$8,077	$12,517	(35.5)%

ADR	$296.29	$271.58	9.1%
RevPAR	$168.58	$165.56	1.8%

Total Lodging Reported EBITDA includes $0.3 million of stock-based compensation expense for each of the three months ended April 30, 2008 and 2007.

	Nine Months Ended		Percentage
	April 30,		Increase
	2008	2007	(Decrease)
Total Lodging net revenue	$121,734	$116,848	4.2%
Total Lodging operating expense	113,530	98,233	15.6%
Total Lodging Reported EBITDA	$8,204	$18,615	(55.9)%

ADR	$250.84	$234.15	7.1%
RevPAR	$119.81	$112.37	6.6%

Total Lodging Reported EBITDA includes $0.9 million of stock-based compensation expense for each of the nine months ended April 30, 2008 and 2007.

Total Lodging net revenue decreased for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 primarily due to the prior year recognition of $2.6 million of revenue associated with the termination of the management agreement at The Equinox (pursuant to the terms of the management agreement) with the sale of the hotel by the hotel owner.  Additionally, total Lodging segment net revenue for the nine months ended April 30, 2007 included the prior year recognition of $2.4 million of revenue associated with the termination of the management agreement at The Lodge at Rancho Mirage (pursuant to the terms of the management agreement) with the closing of the hotel as part of a redevelopment plan by the current hotel owner.  Excluding these termination fees, Lodging segment net revenue would have increased 6.3% and 8.9% for the three and nine months ended April 30, 2008, respectively, compared to the three and nine months ended April 30, 2007.  ADR increased 9.1% for the three months ended April 30, 2008 compared to prior year due to high demand during peak periods in the quarter and as a result of the addition of The Arrabelle at Vail Square hotel.  However, RevPAR only increased slightly as occupancy for the entire period decreased 4.1 percentage points.  The decline in occupancy was primarily driven by lower skier visitation (excluding season pass holders) during non-peak periods as discussed in the Mountain segment above and a decrease in conference and group room nights primarily at Keystone lodging properties.  RevPAR increased 6.6% for the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007, which, in addition to increases in ADR, was driven by a 3.0% increase in conference and group room nights, primarily at GTLC and Breckenridge lodging properties.  Additionally, lodging revenue was impacted by fewer available rooms, primarily as a result of a reduction in managed condominium units.

Operating expense increased for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 primarily due to operating costs associated with The Arrabelle at Vail Square hotel and increased corporate costs which are fully allocated to the business segments.  Operating expense increased for the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007 due to operating costs of The Arrabelle at Vail Square hotel, which included start-up and pre-opening expenses of approximately $3.1 million associated with the opening of the hotel (which primarily were incurred in the six months ended January 31, 2008), higher food and beverage cost of sales associated with the strong conference and group business, additional National Park Service fees of $1.1 million incurred by GTLC resulting from a new concession contract, which became effective January 2007, and other variable operating costs associated with incremental revenue.

Real Estate Segment

Real Estate segment operating results for the three and nine months ended April 30, 2008 and 2007 are presented by category as follows (in thousands):

	Three Months Ended
	April 30,		Percentage
	2008	2007	Increase
Total Real Estate net revenue	$54,474	$17,134	217.9%
Total Real Estate operating expense	53,562	25,261	112.0%
Total Real Estate Reported EBITDA	$912	$(8,127)	111.2%

Real Estate Reported EBITDA includes $0.8 million and $0.5 million of stock-based compensation expense for the three months ended April 30, 2008 and 2007, respectively.

	Nine Months Ended
	April 30,		Percentage
	2008	2007	Increase
Total Real Estate net revenue	$111,978	$100,272	11.7%
Total Real Estate operating expense	104,885	101,770	3.1%
Gain on sale of real property	709	--	--%
Total Real Estate Reported EBITDA	$7,802	$(1,498)	620.8%

Real Estate Reported EBITDA includes $2.3 million and $1.6 million of stock-based compensation expense for the nine months ended April 30, 2008 and 2007, respectively.

The Company’s Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

The Company is currently in the development stage for several major real estate projects, including Arrabelle, Chalets, Crystal Peak Lodge, The Ritz-Carlton Residences, Vail and One Ski Hill Place, among other projects.  Real Estate segment net revenue for the three months ended April 30, 2008 was driven primarily by the closing on 17 of the 67 condominium units at Arrabelle ($54.1 million).  The nine months ended April 30, 2008 included the closing on 29 of the 67 condominium units at Arrabelle ($88.6 million), the closing on the remaining Jackson Hole Golf & Tennis Club (“JHG&TC”) cabins ($9.0 million) and contingent gains on development parcels sales that closed in previous periods.  Operating expense included cost of sales commensurate with revenue recognized, as well as marketing expenses for the major real estate projects under development, overhead costs such as labor and benefits and allocated corporate costs.

Real Estate segment operating revenue for the three months ended April 30, 2007 was driven primarily by the closing of certain JHG&TC cabins ($8.4 million) and the sale of the sole asset in the FFT Investment Partners real estate joint venture.  In addition, the nine months ended April 30, 2007 included the closing of Mountain Thunder ($24.1 million) and Gore Creek Place ($42.9 million) developments and the sale of land together with certain related infrastructure improvements to third-party developers.  Operating expense for the three and nine months ended April 30, 2007 included cost of sales commensurate with revenue recognized, as well as overhead costs such as labor and benefits and professional services fees.  In addition, the Company recorded $2.4 million and $6.6 million of incremental charges during the three and nine months ended April 30, 2007, respectively, for construction costs (including estimates to complete) on the JHG&TC cabins that had design and construction issues.

Other Items

In addition to segment operating results, the following material items contributed to the Company’s overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three and nine months ended April 30, 2008 increased primarily as a result of placing in service The Arrabelle at Vail Square hotel (including related assets) and an increase in the fixed asset base due to normal capital expenditures.  The average annualized depreciation rate for the three and nine months ended April 30, 2008 was 7.8% and 7.5%, respectively, as compared to an average annualized depreciation rate for the three and nine months ended April 30, 2007 of 7.6%.

Relocation and separation charges.  In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006.  The relocation process (which also included the consolidation of certain other operations of the Company) was completed as of July 31, 2007.  The Company recorded $0.2 million and $1.4 million of relocation charges in the three and nine months ended April 30, 2007, respectively.

Investment income.  The Company invests excess cash in highly liquid investments, as permitted under the Company’s Credit Agreement and Indenture.  The decrease in investment income for the three and nine months ended April 30, 2008 compared to the three and nine months ended April 30, 2007 is due to a reduction in the average interest rate earned on investments over the respective periods.

Interest expense, net.  The Company’s primary sources of interest expense are the 6.75% Notes, its credit facilities, including unused commitment fees and letter of credit fees related to the $400 million revolving credit facility thereunder, the outstanding $57.7 million of industrial development bonds and the series of bonds issued to finance the construction of employee housing facilities.  Interest expense increased $0.4 million for the three months ended April 30, 2008 compared to the three months ended April 30, 2007.  Interest expense decreased $1.3 million for the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007.  Interest expense for the periods presented is reflected net of capitalized interest associated with ongoing real estate and related resort development, which amount can fluctuate based upon the average construction in progress outstanding (both resort and real estate) and the amount of real estate specific financing outstanding.

Loss on sale of business.  The Company recorded a net loss of $0.6 million in the three and nine months ended April 30, 2007 on the sale of its investment in RTP (see Note 8, Sale of Business, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this sale of business).

Contract dispute credit (charges), net.  On October 19, 2007, RockResorts received payment from Checca Holdings of the final settlement of the parties’ management agreement termination dispute in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Condensed Statements of Operations for the nine months ended April 30, 2008 (see Note 10, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements, for more information regarding this settlement).

Gain on put option, net.  The net gain for the three and nine months ended April 30, 2007 was related to the elimination of the put option liability (including the write-off of the associated put option intangible asset) as a result of the sale of the Company’s investment in RTP in April 2007 (see Note 9, Put and Call Options, of the Notes to Consolidated Condensed Financial Statements, for more information regarding the Company’s put options).

Income taxes.  The effective tax rate for the three and nine months ended April 30, 2008 was 38.3% and 38.0%, respectively, as compared to the effective tax rate for the three and nine months ended April 30, 2007 of 39.0%.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.  Additionally, the income tax provision recorded in the nine months ended April 30, 2008 reflects the impact of favorable settlements with state taxing authorities of $1.0 million.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Mountain Reported EBITDA	$168,617	$157,375	$249,634	$238,537
Lodging Reported EBITDA	8,077	12,517	8,204	18,615
Resort Reported EBITDA	176,694	169,892	257,838	257,152
Real Estate Reported EBITDA	912	(8,127)	7,802	(1,498)
Total Reported EBITDA	177,606	161,765	265,640	255,654
Depreciation and amortization	(25,471)	(23,513)	(69,854)	(66,857)
Relocation and separation charges	--	(166)	--	(1,401)
Gain (loss) on disposal of fixed assets, net	24	(242)	(367)	(332)
Investment income	2,459	4,334	7,697	8,815
Interest expense, net	(8,441)	(8,039)	(23,620)	(24,885)
Loss on sale of business	--	(601)	--	(601)
Contract dispute (charges) credit, net	--	(184)	11,920	(4,460)
Gain on put options, net	--	690	--	690
Minority interest in income of consolidated subsidiaries, net	(4,621)	(5,343)	(7,468)	(9,707)
Income before provision for income taxes	141,556	128,701	183,948	156,916
Provision for income taxes	(54,215)	(50,193)	(69,901)	(61,197)
Net income	$87,341	$78,508	$114,047	$95,719

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	April 30,
	2008	2007
Long-term debt	$575,275	$575,162
Long-term debt due within one year	74,192	401
Total debt	649,467	575,563
Less: cash and cash equivalents	304,133	316,439
Net debt	$345,334	$259,124

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company’s second and third fiscal quarters are seasonally high for cash on hand as the Company’s ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year.  Additionally, cash provided by operating activities can be impacted by the timing of closings on real estate development projects and investments made in real estate projects under development.  In total, the Company generated $73.3 million of cash and cash equivalents in the nine months ended April 30, 2008 which represents a decrease of $51.3 million in cash generated compared to the nine months ended April 30, 2007.  Cash provided by operating activities decreased $17.2 million for the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007, and was primarily attributable to a $47.9 million increase in investment in real estate related to projects currently under development partially offset by a $13.9 million increase in Real Estate Reported EBITDA adjusted for non-cash cost of real estate sold (cash expenditures made primarily in previous periods related to the cost of sales recorded in the nine months ended April 30, 2008) and the receipt of the Cheeca settlement.  Cash used in investing activities increased by $23.3 million for the nine months ended April 30, 2008, due to increased resort capital expenditures of $30.6 million partially offset by the prior year purchase of an additional interest in SSI Venture LLC.  Cash provided by financing activities decreased $10.8 million primarily due to an increase in repurchased common stock of $25.9 million during the nine months ended April 30, 2008.

In addition to the Company’s $304.1 million of cash and cash equivalents at April 30, 2008, the Company has available $305.5 million under its Credit Facility (which represents the total commitment of $400 million less certain letters of credit outstanding of $94.5 million).  As of April 30, 2008 and 2007, total long-term debt (including long-term debt due within one year) was $649.5 million and $575.6 million, respectively, with the increase at April 30, 2008 due to non-recourse real estate financings related to the Company’s vertical development projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $259.1 million as of April 30, 2007 to $345.3 million as of April 30, 2008 due to the increase in borrowings under the Company’s non-recourse real estate financings.  The Company believes it is well positioned to take advantage of potential strategic options as further discussed below, as the Company has significant cash and cash equivalents on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows (including cash to be generated from anticipated real estate closings net of proceeds used to pay off real estate specific financing), through borrowings under construction loan agreements entered into by the Company’s wholly-owned subsidiaries, and borrowings, if necessary, under the Credit Facility.  In order to provide additional flexibility for the Company’s liquidity needs, the Company finalized in March 2008 an agreement with the lenders in its Credit Facility to utilize an accordion feature to expand commitments under the existing facility by $100 million (for a total borrowing capacity of $400 million), at the same terms existing in the current facility.  The Company believes the Credit Facility, which matures in 2012, including the expanded commitments would provide added flexibility especially when evaluating future financing needs for its real estate projects given the current state of the non-recourse financing available in the capital markets, and is priced favorably, with any new borrowings currently being priced at LIBOR plus 0.50%.

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

The Company expects to spend approximately $300 million to $320 million in calendar year 2008 for real estate development projects, including the construction of associated resort-related depreciable assets, of which $88 million was spent as of April 30, 2008, leaving approximately $212 million to $232 million to spend in the remainder of calendar year 2008.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $322 million.  The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts.  The Company expects investments in real estate will be significant for the foreseeable future as the Company continues its vertical development efforts.  The Company obtained non-recourse financing to fund construction of Arrabelle and Chalets projects.  In addition to utilizing project-specific financing, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development, and cash on hand as appropriate.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest significant cash in the future.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $105 million to $115 million of resort capital expenditures for calendar year 2008 excluding resort depreciable assets arising from real estate activities noted above, of which $28 million was spent as of April 30, 2008, leaving approximately $77 million to $87 million to spend in the remainder of calendar year 2008.  This overall resort capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  Included in these capital expenditures are approximately $40 million to $42 million which are necessary to maintain appearance and level of service appropriate to the Company’s premier resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2008 are expected to include a new state-of-the-art eight passenger Keystone River Run gondola in River Run Village; completion of an on-mountain ski school building following the new Buckaroo Express gondola installed in 2007, full renovation of The Osprey at Beaver Creek formerly known as the Inn at Beaver Creek including substantial upgrades to create a unique ultra-luxury RockResorts branded hotel; new snowmaking equipment at Peak 7 in Breckenridge; Jackson Lake Lodge room remodel in Grand Teton National Park; and upgrades to the Company’s central reservations, marketing database and e-commerce booking systems, among other projects.  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company’s long-term debt ($489.5 million of the total $649.5 million debt outstanding as of April 30, 2008) are not due until fiscal 2013 and beyond.  Excluding payments of amounts due under non-recourse real estate financing ($142.1 million) which are expected to be made utilizing proceeds from the applicable real estate closings, the Company has $17.9 million of principal payments due over the next five fiscal years.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $194.7 million of variable-rate debt outstanding as of April 30, 2008.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $1.4 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can manage changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the three and nine months ended April 30, 2008, the Company repurchased 321,150 and 832,733 shares of common stock at a cost of $15.0 million and $40.9 million, respectively.  Since inception of this stock repurchase plan, the Company has repurchased 1,506,233 shares at a cost of approximately $66.7 million, as of April 30, 2008.  As of April 30, 2008, 1,493,767 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

The Company was in compliance with all restrictive financial covenants in its debt instruments as of April 30, 2008.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2008.  However, there can be no assurance that the Company will meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2008, the Company had $194.7 million of variable rate indebtedness, representing 30.0% of the Company’s total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2008 of 4.3% and 5.4%, respectively.  Based on variable-rate borrowings outstanding as of April 30, 2008, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company’s annual interest payments to change by $1.4 million.  The Company’s market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of the Company, under the supervision and with participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report on Form 10-Q.

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

The Company, including its CEO and CFO, does not expect that the Company’s internal controls and procedures will prevent or detect all errors and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

On July 27, 2007, the Company filed a complaint and motion for a temporary restraining order in the matter Vail Resorts, Inc. v. Peninsula Advisors, LLC et al., Case No. 07CV7264, District Court, City and County of Denver, Colorado, seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker Corporation and Talisker Finance Co, LLC (together “Talisker”) of ASC Utah, Inc. the owner of The Canyons Ski Resort (“The Canyons”) in Utah, from American Skiing Company pursuant to a purchase agreement was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula Advisors, LLC filed a motion to dismiss and for partial summary judgment. The Company believes that these counter claims and motions are without merit.  These motions have been set for hearing on June 20, 2008.

On September 4, 2007, the Company filed a Motion to Intervene in Peninsula Advisors, LLC v. Wolf Mountain Resorts, L.C. et al, Civil No. 070500397 Third District Court, Summit County, Utah, in which Peninsula Advisors, LLC is seeking to enforce the transfer by Wolf Mountain Resorts, L.C. of the land underlying The Canyons.  The Company’s motion was granted on November 27, 2007.  Peninsula Advisors, LLC filed a motion to stay further proceedings in the Company’s complaint-intervention which was heard on March 12, 2008 and denied.

The Company is unable to predict the ultimate outcome of the above described actions.

ITEM 1A.  RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the third quarter of the year ending July 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2008 - February 29, 2008	--	$--	--	1,814,917
March 1, 2008 - March 31, 2008	321,150	46.70	321,150	1,493,767
April 1, 2008 - April 30, 2008	--	--	--	1,493,767
Total	321,150	$46.70	321,150

(1)
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  Acquisitions under the share repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The stock repurchase program may be discontinued at any time.

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

4.1(c)	Form of Global Note (incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed February 2, 2004).
10.1	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated April 30, 2008, among The Vail Corporation (d/b/a Vail Associates, Inc.) as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent.	15
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	44
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	45
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2008	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)