Form 10-K
period 2008-07-31
VAIL RESORTS INC
filed 2008-09-25
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008

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
☒ Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                                                                                      Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $47.12 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2008 (the last business day of the Registrant's most recently completed second quarter) was $1,465,211,620.

As of September 22, 2008, 36,921,791 shares of Common Stock were outstanding.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	downturn in general economic conditions, including adverse affects on the overall travel and leisure related industries;
•	terrorist acts upon the United States;
•	threat of or actual war;
•	unfavorable weather conditions;
•	our ability to obtain financing on terms acceptable to us to finance our real estate investments, capital expenditures and growth strategy;
•	our ability to continue to grow our resort and real estate operations;
•	competition in our mountain and lodging businesses;
•	our ability to hire and retain a sufficient seasonal workforce;
•	our ability to successfully initiate and/or complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	adverse changes in real estate markets;
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	our ability to integrate and successfully operate future acquisitions; and
•	adverse consequences of current or future legal claims.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.  Given these uncertainties, users of the information included in this Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements.  Actual results may differ materially from those suggested by the forward-looking statements that the Company makes for a number of reasons including those described in Part I, Item 1A, “Risk Factors” of this Form 10-K.  All forward-looking statements are made only as of the date hereof. Except as may be required by law, the Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1.  BUSINESS.

General

Vail Resorts, Inc. was organized as a public holding company in 1997 and operates through various subsidiaries (collectively, the “Company”).  The Company's operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 59%, 15% and 26%, respectively, of the Company's net revenue for the year ended July 31, 2008.  The Company's Mountain segment owns and operates five world-class ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations, which provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile.  The Company's Lodging segment owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, strategic lodging properties and a large number of condominiums located in proximity to the Company's ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (the “Park”), and golf courses.  Collectively, the Mountain and Lodging segments are considered the Resort segment.  The Company's Real Estate segment owns and develops real estate in and around the Company's resort communities.  Financial information by segment is presented in Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

The Company's portfolio of world-class ski resorts currently includes:

•	Breckenridge Ski Resort (“Breckenridge”) -- the single most visited resort in the United States for the 2007/2008 ski season and currently ranked ninth best resort in North America by SKI Magazine;

•
Vail Mountain (“Vail Mountain”) – the second most visited resort in the United States for the 2007/2008 ski season and currently ranked second best resort in North America by SKI Magazine, receiving the top honor in 14 of the past 21 years;

•	Keystone Resort (“Keystone”) -- the third most visited ski resort in the United States for the 2007/2008 ski season and currently ranked sixteenth best resort in North America by SKI Magazine;

•
Heavenly Mountain Resort (“Heavenly”) -- the seventh most visited resort in the United States for the 2007/2008 ski season and currently ranked seventeenth best resort in North America by SKI Magazine; and

•	Beaver Creek Resort (“Beaver Creek”) -- the ninth most visited resort in the United States for the 2007/2008 ski season and currently ranked sixth best resort in North America by SKI Magazine.

Vail Mountain, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts.  Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, sight-seeing, mountain biking, guided hiking, children’s activities and other recreational activities.

The Company's Mountain segment derives revenue primarily through the sale of lift tickets and season passes as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, equipment rentals and retail merchandise sales, a variety of dining venues, private club operations and other recreational activities.  In addition to providing extensive guest amenities, the Company also engages, among other activities, in the leasing out of the Company’s owned commercial space around its base resorts for restaurants and retail stores.

Ski Industry/Market

There are approximately 770 ski areas in North America and approximately 480 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience.  One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.  During the 2007/2008 ski season, combined skier visits for all the United States ski areas were approximately 60.5 million and all North American skier visits were approximately 81.2 million.  The Company's ski resorts had 6.2 million skier visits during the 2007/2008 ski season, or approximately 10.2% of United States skier visits, and an approximate 7.6% share of the North American market's skier visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Airport, and the wide range of amenities available at each resort.  Colorado has 26 ski areas, six of which are classified as “Front Range Destination Resorts,” including all of the Company's Colorado resorts, catering to both the Front Range and destination-skier markets.  All Colorado ski resorts combined recorded approximately 12.5 million skier visits for the 2007/2008 ski season with skier visits at the Company's Colorado ski resorts totaling 5.2 million, or approximately 41.9% of all Colorado skier visits for the 2007/2008 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, making it a convenient destination for both day skiers and destination guests.  South Lake Tahoe, where Heavenly is located, is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings.  Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport.  California and Nevada have 24 ski areas.  Heavenly had 948,000 skier visits for the 2007/2008 ski season, capturing approximately 13.1% of California's and Nevada's 7.2 million total skier visits for the 2007/2008 ski season.

Competition

There are significant barriers to entry for new ski areas due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure.  As such, there has been virtually no new supply of major resorts in North America for the past 25 years which has and should continue to allow the best positioned resorts, including all of the Company’s resorts, to capture a majority of future industry growth.  The Company’s resorts compete with other major ski resorts, including Aspen/Snowmass, Copper Mountain, Deer Valley, Mammoth Mountain, Northstar-at-Tahoe, Park City Mountain Resort, Squaw Valley USA, Steamboat, Whistler Blackcomb and Winter Park, as well as other ski areas in Colorado and the Lake Tahoe area, other destination ski areas worldwide and non-ski related vacation destinations.

While the ski industry has performed well in recent years in terms of number of skier visits, with the seven best seasons occurring in the past eight years for United States visitation, including a record year this past ski season, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts or generating more revenue per skier visit.  Better capitalized ski resorts, including all five mountain resorts operated by the Company, are expanding their offerings, as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain and amenities at the base areas of the resorts all of which are aimed at increasing customer visitation and revenue per skier visit.  The Company believes it invests more in capital improvements than the vast majority of its competitors and can also create synergies by operating multiple resorts thus enhancing the Company’s profitability.  All five of the Company’s resorts typically rank in the top ten most visited ski resorts in the United States.  Additionally, all of the Company's resorts consistently rank in the top 20 ranked ski resorts in North America according to industry surveys, which the Company attributes to its resorts' ability to provide a high-quality experience.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2007/2008 (the “Kottke Survey”) and other industry publications.

All of the Company's ski resorts maintain the unique distinction of competing effectively as both market share leaders and quality leaders.  The following inherent and strategic factors contribute directly to each resort’s success:

Exceptional mountain experience --

•	Unique Features

-
Vail Mountain is the single largest ski mountain in the United States and offers some of the most expansive and varied terrain with approximately 5,300 skiable acres including seven world renowned back bowls and the rustic Blue Sky Basin area of the resort.

-
Beaver Creek is a European-style resort delivering luxury and impeccable guest service, including a children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated gondola.

-
Keystone offers the largest area of night skiing in Colorado, including night-riding in the A51 Terrain Park.  Also, guests are afforded access to a unique skiing experience accessed through guided cat ski tours to recently opened new terrain.

-
Breckenridge is well known for its historic town, vibrant night-life and progressive and award-winning pipes and parks.  Breckenridge also offers 150 acres of above tree line expert terrain accessed by the Imperial Express Super Chair, the highest chairlift in North America, reaching 12,840 feet.

-	Heavenly, which straddles the boarder of California and Nevada, is the second largest ski resort in United States and is home to unique and spectacular views of Lake Tahoe.

•	Snow Conditions

The Company's resorts are located in areas that receive significantly higher than average snowfall compared to most other ski resort locations in the United States.  The Company’s resorts in the Colorado Rocky Mountains receive average yearly snowfall between 20 and 30 feet and Heavenly, located in the Sierra Nevada Mountains, receives average yearly snowfall of approximately 23 feet.  Even in these abundant snowfall areas, the Company has significant snowmaking systems that can help provide a more consistent experience.  Additionally, the Company meticulously maintains its slopes with extensive fleets of snow grooming equipment.

•	Terrain Parks

The Company's resorts are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders.  Each resort has multiple terrain parks that include progressively-challenging features.  This park structure, coupled with new freestyle ski school programs, promotes systematic learning from basic to professional skills.

•	Lift Service

The Company systematically upgrades its lifts to streamline skier traffic and maximize guest experience.  In the past three fiscal years, the Company has installed several high-speed chairlifts or gondolas across its resorts, including a four-passenger high-speed chairlift and an eight-passenger gondola at Breckenridge with two mid-station features; a four-passenger high-speed chairlift and an eight-passenger gondola at Beaver Creek; two four-passenger high-speed chairlifts at Vail Mountain; and a four-passenger high-speed chairlift at Heavenly.  New for the 2008/2009 ski season, the Company is replacing an existing gondola with an eight-passenger gondola at Keystone including a mid-station feature.

Extraordinary service and amenities --

•	Commitment to Guest Service

The Company’s mission is to provide quality service at every level of the guest experience.  Prior to arrival, guests can receive personal assistance through the Company’s full-service, in-house travel center in booking desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and air and ground travel.  On-mountain ambassadors engage guests and answer questions and all personnel, from lift operators to ski patrol, convey a guest-oriented culture.  The Company solicits guest feedback through a variety of surveys and results are utilized to ensure high levels of customer satisfaction to understand trends and develop future resort programs and amenities.

•	Premier Ski Schools

The Company’s resorts are home to some of the finest and most recognized ski and snowboard schools in the industry.  Through a combination of outstanding training and abundant work opportunities, the schools have become home to many of the most experienced and credentialed professionals in the business.  The Company complements its instructor staff with state-of-the-art facilities and expertly prepared learning terrain, all with a keen attention to guest needs, including offering a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders.

•	On-Mountain Activities

The Company is a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests.  In addition to the Company’s exceptional ski experiences, guests can choose from a variety of non-ski related activities including snow tubing, snow shoeing, guided snowmobile and scenic cat tours, horse-drawn sleigh rides and a year-round zip line in addition to high altitude dining.  During the summer, on-mountain recreational activities provide guests with a wide array of options included scenic chairlift and gondola rides, mountain biking, horseback riding and hiking.

•	Dining

The Company’s resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets.  The Company operates over 90 of such dining options at its five mountain resorts.  Furthermore, the Company is committed to serving healthy food options to its guests at these dining venues through the Company’s “Appetite for Life” program.  Under this program, the Company became the largest restaurant operator in North America to exclusively serve natural meats and organic dairy products at all of its on-mountain restaurants.

•	Retail/rental

The Company, through SSI Venture, LLC (“SSV”), has over 140 retail/rental locations specializing in sporting goods including ski, snowboard, golf and cycling equipment.  In addition to providing a major retail/rental presence at each of the Company's ski resorts, the Company also has retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area and Salt Lake City.  Many of the locations in the Front Range and in the San Francisco Bay Area also offer a prime venue for selling the Company’s season pass products.

•	Lodging and Real Estate Development

Quality lodging options are an integral part of providing a complete resort experience.  The Company’s 13 owned and managed hotels proximate to its five mountain resorts, including five RockResorts branded hotels, and an inventory of approximately 1,500 managed condominium rooms provide numerous accommodation options for the Company’s mountain resort guests.  The Company’s real estate development efforts provide the Company with the ability to add profitability to the Company while expanding the destination bed base and upgrading its resorts through the development of amenities such as luxury hotels, private clubs, spas, parking and commercial space for restaurants and retail shops.  The Company’s Lodging and Real Estate segments have and continue to invest in resort related assets as part of their initiatives which enhance the overall resort experience.  Examples include: the new The Arrabelle at Vail Square hotel (“The Arrabelle Hotel”), a RockResort property in Vail which opened in the 2007/2008 ski season; the major renovation of The Osprey at Beaver Creek (formerly the Inn at Beaver Creek), a RockResort property to open in the 2008/2009 ski season; a new spa, guest rooms and renovated ballroom and meeting spaces at The Lodge at Vail for the 2008/2009 ski season; a new spa at The Keystone Lodge opened for the 2007/2008 ski season; the Crystal Peak Lodge in Breckenridge to be open for the 2008/2009 ski season; and the Vail Mountain Club, a private mountain club to be open for the 2008/2009 ski season.

•	Environmental Stewardship

As part of the Company’s long-standing commitment to responsible stewardship of its natural mountain settings, the Company has several initiatives in environmental sustainability which transcend throughout all of the Company’s operations.  For example, it has chosen to offset approximately 100% of its electrical usage by purchasing 152,000 megawatt-hours of wind energy credits annually for its five mountain resorts, its lodging properties including RockResorts, its retail/rental locations and its corporate headquarters in Broomfield, Colorado.  The Company’s headquarters is LEED-certified and the Company’s planned Ever Vail project would be the largest LEED-certified project for resort use in North America.  Additionally, the Company is partnering with the National Forest Foundation to raise funds for various conservation projects in the White River National Forest in Colorado and the National Forest of Tahoe Basin in California/Nevada where the Company operates its five mountain resorts.  As a result of these efforts, the Company was honored by Conde Nast Traveler as a leader in social responsibility in the travel industry as a winner of the magazine’s 2008 World Savers Awards in the category of environmental protection.

Accessibility from major metropolitan  areas --

The Company’s ski resorts are well located and easily accessible by both destination and in-state visitors.

•	Colorado resorts

The Colorado Front Range market, with a population of approximately 3.8 million, and growing faster than the national average, is within approximately 100 miles from each of the Company's Colorado resorts, with access via a major interstate highway.  Additionally, the Company's Colorado resorts are proximate to both Denver International Airport and Eagle County Airport.

•	Heavenly

Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay Area.  Heavenly is within 100 miles of Sacramento/Central Valley and approximately 200 miles from the San Francisco Bay area via major interstate highways.  Heavenly is serviced by the Reno/Tahoe International Airport, Sacramento International Airport and the San Francisco International Airport.

These markets provide the Company with excellent opportunities to market its season pass products which provided approximately 26% of the Company’s total lift ticket revenue for the 2007/2008 ski season.  The Company believes this percentage should increase in future ski seasons due to the introduction of a new season pass product, the Epic Season Pass, targeted at destination guests and available to all guests.

Marketing and Sales

The Company promotes its resorts through extensive marketing and sales programs, which include print media advertising in lifestyle and industry publications, direct marketing to a targeted audience, promotional programs, loyalty programs that reward frequent guests and sales and marketing directed at attracting groups, corporate meetings and convention business.  Additionally, the Company markets directly to many of its guests through its websites and internet presence, which provide visitors with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein).  The Company also enters into strategic sponsorships with selected “name brand” companies to increase its market exposure and create opportunities for cross-marketing.

Seasonality

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

Lodging Segment

The Company's Lodging segment includes the following operations:

•
RockResorts -- a luxury hotel management company with a portfolio of five Company-owned and four managed, third-party owned resort hotels with locations in Colorado, Wyoming, New Mexico and St. Lucia, West Indies;

•
Five additional independently flagged Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge and Austria Haus Hotel and condominium management operations, all of which are in and around the Company's Colorado ski resorts;

•	GTLC -- a summer destination resort with three resort properties in the Grand Teton National Park and the Jackson Hole Golf & Tennis Club (“JHG&TC”) near Jackson, Wyoming; and

•	Five Company-owned resort golf courses in Colorado and one in Wyoming.

The Lodging segment currently includes approximately 3,800 owned and managed hotel and condominium rooms.   The Company's resort hotels collectively offer a wide range of services to guests.

The Company's portfolio of owned or managed luxury resort hotels and other hotels and resorts currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
The Lodge at Vail	Vail, CO	Own	160*
La Posada de Santa Fe	Santa Fe, NM	Manage	157
The Keystone Lodge	Keystone, CO	Own	152
Snake River Lodge & Spa	Teton Village, WY	Manage	151
Hotel Jerome	Aspen, CO	Manage	93
The Pines Lodge	Beaver Creek, CO	Own	68*
The Arrabelle at Vail Square	Vail, CO	Own	48*
The Landings St. Lucia	St. Lucia, West Indies	Manage	47
The Osprey at Beaver Creek	Beaver Creek, CO	Own	41*

Other Hotels and Resorts:
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	37
Vail Marriott Mountain Resort	Vail, CO	Manage	344
& Spa
The Great Divide Lodge	Breckenridge, CO	Own	208
Inn at Keystone	Keystone, CO	Own	103
Mountain Thunder Lodge	Breckenridge, CO	Manage	99
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Austria Haus Hotel	Vail, CO	Manage	25
Ski Tip Lodge	Keystone, CO	Own	10
*Includes individual owner units that are in a rental program managed by the Company.

Created by Laurance S. Rockefeller in 1956, the portfolio of RockResorts properties was purchased by the Company in December 2001.  The RockResorts collection includes luxury hotels influenced by a strong connection to the natural surrounding environment and feature award-winning dining, and state-of-the-art RockResorts Spas and fitness centers.  The properties incorporate the indigenous environment into the guest experience and feature access to a variety of year-round outdoor activities ranging from skiing to golf.

The Company’s lodging strategy, through RockResorts, is focused on the resort hotel niche within the luxury segment and competes for boutique full-service hotel management contracts with other hotel management companies, including Rosewood Hotels & Resorts, the KOR group and Auberge Resorts.

The Company's lodging strategy seeks to complement and enhance its mountain resort operations through the ownership or management of lodging properties in proximity to its mountain resorts and management of luxury resorts in premier destination locations.  Additionally, the Company continues to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s design, development and sales.

In December 2007, the Company opened The Arrabelle Hotel, which is just steps from Vail’s Eagle Bahn gondola.  The hotel reflects the ambiance of the European Alps and features 36 lavish guest rooms and approximately 50 additional condominium lock-off units, a state-of-the-art RockResorts spa and fitness center and fine dining.  During the year, RockResorts also added The Landings St. Lucia, in St. Lucia, West Indies to its portfolio of managed luxury hotels.  Additionally, current properties under development as RockResorts owned or managed resorts include: Tempo Miami, Miami, Florida; One Ski Hill Place, Breckenridge; Rum Cay Resort Marina, Bahamas and the Third Turtle Club & Spa, Turks & Caicos.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy.  The service quality and level of accommodations of the RockResorts’ hotels place them in the luxury category, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood's Luxury Collection hotels.  The Company’s other hotels are categorized in the upper upscale and upscale segments of the hotel market.  The luxury and upper upscale segments consist of approximately 853,000 rooms at approximately 3,020 properties in the United States as of July 2008.  For the year ended July 31, 2008, the Company's owned hotels, which includes a combination of certain RockResorts, as well as other hotels in proximity to the Company’s ski resorts, had an overall ADR of $184.42, a paid occupancy rate of 64.5% and revenue per available room (“RevPAR”) of $118.97, as compared to the upper upscale segment’s ADR of $166.79, a paid occupancy rate of 69.6% and RevPAR of $116.16. The Company believes that this comparison to the upper upscale category is appropriate as its mix of owned hotels include those in the luxury and upper upscale categories, as well as certain of its hotels that fall in the upscale category.  The highly seasonal nature of the Company's lodging properties results in lower average occupancy as compared to the general lodging industry.

Competition

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors.  The Company's properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton, Starwood's Luxury Collection and Westin.  The Company's properties also compete for convention and conference business across the national market.  The Company believes it is highly competitive in the resort hotel niche for the following reasons:

•	All of the Company's hotels are located in unique highly desirable resort destinations.

•
The Company's hotel portfolio has achieved some of the most prestigious hotel designations in the world, including seven properties and five hotel restaurants in its portfolio that are currently rated as AAA 4-Diamond.

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

•
The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvements.  Capital funding for third-party owned properties is provided by the owners of those properties.  Recently completed projects include extensive upgrades to The Lodge at Vail including a fully renovated ballroom and meeting spaces, room upgrades and the addition of a 7,500 square foot spa.  Additional projects include renovation of the spa at The Keystone Lodge, room upgrades at GTLC’s historic Jenny Lake Lodge and system upgrades at both GTLC and La Posada de Santa Fe.   Planned and current projects include additional facility upgrades at GTLC’s properties within the Grand Teton National Park, extensive renovations at La Posada de Santa Fe and full renovation of The Osprey at Beaver Creek (formerly known as the Inn at Beaver Creek).

National Park Concession

The Company also owns GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15 year concessionaire agreement (that expires December 31, 2021) with the National Park Service (“NPS”).  GTLC also owns JHG&TC, which is located outside of the Grand Teton National Park near Jackson, Wyoming.  GTLC's operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 390 areas within the National Park System covering approximately 85 million acres across the United States and its territories.  Of the 390 areas, 58 are classified as National Parks.  While there are more than 500 NPS concessionaires, ranging from small privately-held businesses to large corporate conglomerates, the Company primarily competes with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements.  The NPS uses “recreation visits” to measure visitation within the National Park System.  In calendar 2007, areas designated as National Parks received approximately 62.3 million recreation visits.  The Grand Teton National Park, which spans approximately 310,000 acres, had 2.6 million recreation visits during calendar 2007, or approximately 4% of total National Park recreation visits.  Four concessionaires provide accommodations within the Grand Teton National Park, including GTLC.  GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with conference facilities which can accommodate up to 700 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 350 campsites and a 112-space RV park.  GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments.  GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours.  Because of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Grand Teton National Park operate near full capacity during their operating season.

Marketing and Sales

The Company promotes its luxury and resort hotels and seeks to maximize lodging revenue by using its marketing network established at the Company's ski resorts.  This network includes local, national and international travel relationships which provide the Company's central reservation systems with a significant volume of transient customers.  Additionally, the individual hotels and the Company have active sales forces to generate conference and group business.

Seasonality

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations).  In recent years, the Company has grown its business by promoting its extensive conference facilities and offering more off-season activities to help offset the seasonality of the Company's lodging business.  The Company owns and operates six golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort.  JHG&TC was ranked the third best course in Wyoming for 2007 by Golf Digest, the Tom Fazio course was ranked the second best course in Colorado in the State by State ranking for 2008 by Golfweek and ranked the eighth best course in Colorado for 2007 by Golf Digest, and the Greg Norman course was ranked the third best course in Colorado in the State by State ranking for 2008 by Golfweek and ranked the seventh best course in Colorado for 2007 by Golf Digest and 24th in the United States in the 2008 “Top 100 You Can Play” by Golf Magazine.  Red Sky Ranch was ranked one of America’s Top 100 Golf Communities in 2008 by Travel & Leisure Golf.

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado.  The Company's real estate operations, through Vail Resorts Development Company (“VRDC”), a wholly owned subsidiary of the Company, include the planning, oversight, infrastructure improvement, development, marketing and sale of the Company's real property holdings.  In addition to the substantial cash flow generated from real estate development sales, these development activities benefit the Company's mountain and lodging operations through (i) the creation of additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) which provide the Company with the opportunity to create new sources of recurring revenue, enhance the guest experience at the resort and expand the destination bed base; (ii) the ability to control the architectural themes of the Company's resorts; and (iii) the expansion of the Company's property management and commercial leasing operations.  Additionally, in order to facilitate the sale of real estate development projects, these projects often include the construction of resort assets benefiting the development, such as chairlifts, gondolas, ski trails or golf courses.  While these improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit mountain and lodging operations.

The Company in recent years has primarily focused on projects that involve significant vertical development.  In addition to the substantially completed The Arrabelle at Vail Square project, current vertical development projects under construction include: Vail’s Front Door, Crystal Peak Lodge at Breckenridge, One Ski Hill Place at Breckenridge and The Ritz-Carlton Residences, Vail.  The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, which generally requires significant non-refundable deposits, and obtaining non-recourse financing for certain projects.  In some instances as warranted by the Company’s business model, VRDC attempts to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling improved and entitled land to third-party developers while retaining the right to approve the development plans, as well as an interest in the developer's profit.  The Company also typically retains the option to purchase, at cost, any retail/commercial space created in a development.  The Company is able to secure these benefits from third-party developers because of the high property values and strong demand associated with property in close proximity to the Company's mountain resorts.

VRDC's principal activities include (i) the vertical development of certain residential mixed-use projects that consist of both the sales of real estate units to third parties and the construction of resort depreciable assets such as hotels, restaurants, spas, private clubs, commercial space, skier service facilities, parking structures and other amenities that the Company will own and operate and that will benefit the Company’s mountain and lodging operations; (ii) the sale of single-family homesites to individual purchasers; (iii) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, single family home, lodge and mixed use developments; (iv) the zoning, planning and marketing of resort communities; (v) arranging for the construction of the necessary roads, utilities and resort infrastructure for new resort communities; and (vi) the purchase of selected strategic land parcels for future development.

VRDC’s current construction activities include the following major projects:

•
Vail’s Front Door -- This development consists of 13 chalets at The Lodge at Vail Chalets, ranging in size from approximately 3,700 to 5,700 square feet, of which five chalets were completed and sold in the year ended July 31, 2008. The Company expects to close on the remaining eight chalets during the year ending July 31, 2009.  This project also includes resort assets benefiting the Resort segment, including the Vail Mountain Club, a private ski club, which will offer members exclusive amenities including a member lounge, ski valet concierge services, private lockers and, for full members, valet parking.  The ski club will be available to members for the upcoming 2008/2009 ski season.  In addition to the Vail Mountain Club, construction includes a new 7,500 square foot RockResorts spa, two additional guest suites at The Lodge at Vail (both opened in July 2008), new skier services space that includes a retail/rental shop, ticketing and ski school product sales, food and beverage outlet and ski storage which were available during the 2007/2008 ski season.

•
Crystal Peak Lodge at Breckenridge -- This development consists of 45 ski-in/ski-out residences and certain amenities that will include a retail/rental shop, ticket sales counter and outdoor plaza at the base of Peak 7 and will connect to the Town of Breckenridge via the BreckConnect gondola.  The Company expects to close on a vast majority, if not all of the Crystal Peak Lodge units during the year ending July 31, 2009.

•
One Ski Hill Place at Breckenridge -- This development consists of 88 ski-in/ski-out residences and certain amenities which include a slopeside skiers' plaza, a skier restaurant, apres-ski bar, owner's ski lounge, parking garage, conference space and retail space, all of which are located at the base of Peak 8 and will connect to the Town of Breckenridge via the BreckConnect gondola.  This development will be branded a RockResorts property upon completion and the sale of the residences.

•
The Ritz-Carlton Residences, Vail -- Located in the western part of Vail, this project consists of 71 whole ownership luxury residences and 45 Ritz-Carlton Club fractional ownership units to be sold.  This development will offer exclusive amenities, including a great room with bar, ski valet concierge services, fitness facility and a heated parking garage with valet service.

Additionally, VRDC is currently in the planning and approval stages for numerous projects at all five of its mountain resorts, including the Ever Vail project in Vail and One River Run proximate to the new gondola in Keystone.

Employees

The Company, through certain operating subsidiaries, currently employs approximately 3,500 year-round and 11,600 seasonal employees.  In addition, the Company manages approximately 800 year-round and 200 seasonal employees on behalf of the owners of the managed hotel properties.   None of the Company's employees are unionized.  The Company considers employee relations to be good.

Regulation and Legislation

Federal Regulation

The 1986 Ski Area Permit Act (the “1986 Act”) allows the USDA Forest Service (the “Forest Service”) to grant Term Special Use Permits (each, an “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands.  In addition, the 1986 Act requires a Master Development Plan for each ski area that is granted an SUP.   Each of the Company’s five ski resorts operate under an SUP.

Each distinct area of National Forest lands is required by the National Forest Management Plan to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving proposed actions by the Company.

Under the 1986 Act, the Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters.  Virtually all of the skiable terrain on Vail Mountain, Breckenridge, Heavenly and Keystone is located on Forest Service land.  While Beaver Creek also operates on Forest Service land, a significant portion of the skiable terrain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on Company-owned land.  Heavenly operates on Forest Service land but operates four separate base areas on Company-owned land.

Special Use Permits

Vail Mountain operates under an SUP for the use of 12,226 acres that expires October 31, 2031.  Breckenridge operates under an SUP for the use of 5,702 acres that expires December 31, 2029.  Keystone operates under an SUP for the use of 8,376 acres that expires December 31, 2032.  Beaver Creek operates under an SUP for the use of 3,849 acres that expires December 31, 2038.  Heavenly operates under an SUP for the use of 7,050 acres that expires May 1, 2042.

Each SUP contains a number of requirements, including that the Company indemnify the Forest Service from third-party claims arising out of its operation under the SUP and that it comply with applicable laws, such as those relating to water quality and endangered or threatened species.

For use of the SUPs, the Company pays a fee to the Forest Service ranging from 1.5% to 4.0% of sales for services occurring on Forest Service land.  Included in the calculation are sales from, among other things, lift tickets, season passes, ski school lessons, food and beverages, equipment rentals and retail merchandise.

The SUPs may be amended by the Company or by the Forest Service to change the permit area or permitted uses.  The Forest Service may amend an SUP if it determines that such amendment is in the public interest to do so.  While the Forest Service is required to seek the permit-holders consent to any amendment, an amendment can be finalized over permit-holder objections.  Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act (“NEPA”), both of which are discussed below.

The Forest Service can also terminate a SUP if it determines that termination is required in the public interest.  However, to the Company's knowledge, no SUP has ever been terminated by the Forest Service over the opposition of the permitee.

Master Development Plans

All improvements that the Company proposes to make on National Forest lands under any of its SUPs must be included in a Master Development Plan.  Master Development Plans describe the existing and proposed facilities, developments and area of activity within the permit area.  Master Development Plans are prepared by the Company and set forth a conceptual overview of all potential projects at each resort.  The Master Development Plans are reviewed by the Forest Service for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the Forest Service.  Notwithstanding acceptance by the Forest Service of the conceptual Master Development Plans, individual projects still require separate applications to be submitted evidencing compliance with NEPA and other applicable laws before the Forest Service will approve such projects.  The Company updates or amends its Master Development Plans for Vail Mountain, Beaver Creek, Keystone, Breckenridge and Heavenly from time to time.

White River National Forest Plan

Operational and development activities on National Forest System lands at the Company's four Colorado ski resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (“ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”).

When approving Company applications for development, area expansion and other activities on National Forest lands in Colorado, the Forest Service must adhere to the White River Forest Plan and ROD.  Any such decision may be subject to judicial review in Federal court if a party, with standing, challenges a Forest Service decision that applies the ROD at one of the Company’s four Colorado ski resorts.

National Environmental Policy Act; California Environmental Quality Act

NEPA requires an assessment of the environmental impacts of “major” proposed actions of the Company on National Forest land, such as expansion of a ski area, installation of new lifts or snowmaking facilities, or construction of new trails or buildings.  The Company must comply with NEPA when seeking Forest Service approval of such improvements. The Forest Service is responsible for preparing and compiling the required environmental studies, usually through third-party consultants.  NEPA allows for two different types of environmental study, depending on the scope and size of the expected impact of the proposed project.  An Environmental Assessment (“EA”) is typically used for projects where the environmental impact is expected to be limited.  For projects with more significant expected impacts, an Environmental Impact Statement (“EIS”) is more commonly required.  An EIS is more detailed and broader in scope than an EA.  The Forest Service usually takes more time to compile, review and issue an EIS.  Consequently, projects that require an EIS typically take longer to approve.

During the requisite environmental study, the Forest Service is required to analyze alternatives to the proposed action (including not taking the proposed action) as well as impacts that may be unavoidable.  Following completion of the requisite environmental study, the Forest Service may decide not to approve the proposed action or may decide to approve an alternative.  In either case the Company may be forced to abandon or alter its development or expansion plans.

In limited cases, projects can be subject to a Categorical Exclusion, which allows approval by the Forest Service without preparation of an environmental study required by NEPA.  The Forest Service has a list of available Categorical Exclusions, which typically are only available for projects that are not expected to have an environmental impact, such as redevelopment of an existing developed area.

Proposed actions at Heavenly may also be subject to the California Environmental Quality Act (“CEQA”), which is similar to NEPA in that it requires that the California governmental entity approving any proposed action on the California portion of Heavenly study potential environmental impacts.  Projects with significant expected impacts require an Environmental Impact Report while more limited projects may be approved based on a Mitigated Negative Declaration.

Breckenridge Regulatory Matters

The Company submitted an updated Master Development Plan for Breckenridge, which was accepted by the Forest Service in January 2008.  The Master Development Plan was updated to include, among other things, additional skiable area, snowmaking and lift improvements.

In January 2008, the Forest Service commenced public scoping of the Company’s proposal to develop a portion of Peak 6, which adjoins the Breckenridge Ski Area to the north.  Approval of the Peak 6 development requires the preparation of an EIS, in compliance with NEPA.  The initial round of public scoping has been completed and the Forest Service is preparing the EIS.  It is not possible at this time to determine whether the expansion will be approved as proposed.

Keystone Regulatory Matters

In August 1999, the Colorado Water Quality Control Commission (the “Commission”) adopted “temporary modifications” for certain metals standards applicable to three streams within the Keystone permit area.  The Commission has been delegated authority by the Federal Environmental Protection Agency to regulate water quality in Colorado.  All water quality standards, including “temporary modifications,” are reviewed by the Commission every three years.  Under the Keystone SUP, which requires that the Company comply with water quality standards, the Forest Service mandated that the Company conduct ongoing studies of the three streams within the Keystone permit boundary as well as one additional stream.  These studies were designed to determine the potential water quality impacts of snowmaking operations as a result of metals contamination from abandoned mines located upstream from Keystone’s snowmaking diversions.  Using the data collected through the ongoing monitoring, the Company has completed a use attainability analysis for the Commission.  At the Commission review in June 2008, the “temporary modifications” were lifted and new water quality standards were adopted for all four of the streams.  The Company expects to meet or exceed the newly adopted standards.

In November 2007, the Forest Service approved the extension and replacement of the River Run Gondola, as contemplated by the Keystone Ski Area Master Development Plan.  This approval did not require extensive review under NEPA as it qualified for a Categorical Exclusion.  The new gondola is currently being installed and the Company expects it to be operational for the 2008/2009 ski season.

The Company is currently updating the Keystone Ski Area Master Development Plan to include, among other things, ski area expansion, construction of new lifts, trails and snowmaking systems, and construction or redevelopment of skier buildings and other facilities.  The Company anticipates the updated Master Development Plan to be completed and submitted to the Forest Service during the fall 2008.

Vail Regulatory Matters

In September 2007, the updated Vail Master Development Plan was accepted by the Forest Service.  The Vail Master Development Plan includes, among other things, additional snowmaking on Vail Mountain, additional lifts, and a race facility expansion at Vail's Golden Peak.  In October 2007, the Company submitted to the Forest Service the Company’s first proposal under the updated Master Development Plan to install a new chair lift in Vail's Sundown Bowl and to upgrade the existing chair 5 to a high-speed, detachable quad chair lift.  NEPA requires that an EIS be prepared in connection with the approval of this proposal.  The Company anticipates the final EIS and approval of the projects during the winter 2008.

In June 2005, the Company submitted a proposal to the Forest Service to construct a chairlift to service existing and potential future residential and commercial development in the proposed Ever Vail area.  This proposal was approved in March 2006 by the Forest Service and the administrative appeals period for this approval has expired.  However, since receiving approval, the Company has modified the plans for the chairlift and will need to seek approval from the Forest Service of the modified plans.

Beaver Creek Regulatory Matters

The Company is in the final stages of updating the Beaver Creek Master Development Plan to include, among other things, certain chairlift and snowmaking upgrades and adjustments to visitor capacity parameters in light of prior lift and trail upgrades contemplated in the Master Development Plan.  The Company intends to submit the updated Master Development Plan to the Forest Service in fall 2008.

In January 2007, the Forest Service approved an amendment to the Beaver Creek SUP boundary to include additional terrain near the top of chair 16, west of Cabin Fever and east of the Arrowhead Alpine Club Yurt.  The Company plans to provide additional terrain for beginners skiing off of chair 16 by the 2008/2009 ski season.  No additional Forest Service approvals are required for this project.

Heavenly Regulatory Matters

The Company has been conducting ongoing monitoring of groundwater contamination levels using three existing monitoring wells and a seasonal, downstream seep as required by the State of California Regional Water Quality Control Board, Lahontan Region (“Lahontan”), and the El Dorado County Department of Environmental Management.  This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998.  All cleanup work has been completed in accordance with the approved work plan and a new underground vault, piping and overflow protection system was installed to prevent any further releases.  Notwithstanding submission of a final report on March 31, 2003, Lahontan has required additional monitoring and reporting.  Monitoring results have been provided to Lahontan but no response has been received to date.

In July 2003, Heavenly received updated waste discharge requirements ("WDRs") relating to storm runoff on the California portions of the resort.  WDRs are normally valid for ten years.  The approved WDRs will permit Heavenly to continue year round operations and to continue with implementation of the approved Heavenly Ski Area Master Plan ("Heavenly Master Plan"), which is discussed in more detail immediately below.  The WDRs require the retrofit of certain existing facilities within California according to specified deadlines.  Due in part to the lengthy time period required to process and approve Heavenly’s Master Plan Amendment (as defined below), Heavenly requested and received amendments to the WDRs, extending the deadline to October 15, 2008 for completion of the California Main Lodge and Parking Lot water quality Best Management Practices (“BMPs”).  Under the amendment, the Main Lodge and Parking Lot is required to meet revised surface runoff water quality criteria by November 30, 2008.  The WDRs also contained a requirement to retrofit the Upper Vehicle Maintenance Facility with water quality BMPs, which was completed on October 15, 2007.

During summer 2007, an amendment to the Heavenly Master Plan (the “Master Plan Amendment”) to include new and upgraded trails, lifts, snowmaking, lodges and other facilities was accepted by the Forest Service and approved by the Tahoe Regional Planning Agency (“TRPA”) and the underlying units of local government with jurisdiction.  Portions of the Master Plan Amendment applying to the California side of the resort were subject to the approval of TRPA and El Dorado County, which required compliance with CEQA.  The Master Plan Amendment was approved by TRPA and El Dorado County after completion of a joint TRPA/Forest Service EIS/Environmental Impact Report to comply with both CEQA and NEPA.  Approval of the Master Plan Amendment included approval by the Forest Service and TRPA of the Phase I projects contemplated in the Master Plan Amendment.  Phase I projects, including snowmaking, trail and lift upgrades and construction of a new lodge have been or are in the process of being implemented.  Heavenly has begun planning for the implementation of the Phase II projects contemplated in the Master Plan Amendment, which will require compliance with NEPA, CEQA and TRPA regulations and other local laws.

GTLC Concession Contract

GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concession contract with the NPS.  The Company’s concession contract with the NPS for GTLC expires on December 31, 2021.  Upon expiration of the concession contract, the Company will have to bid against other prospective concessionaires for award of a new contract.

The NPS may suspend operation under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the National Park.  NPS also has the right to terminate the contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the National Park.

The Company pays a fee to the NPS of 8.01% on the majority of sales occurring in the Grand Teton National Park.

Water

The Company relies on a supply of water for operation of its ski areas for domestic and snowmaking purposes and for real estate development.  Availability of water depends on existence of adequate water rights as well as physical delivery of the water when and where it is needed.

Snowmaking

To provide a level of predictability in dates of operation of our ski areas, the Company relies on snowmaking.  Snowmaking requires a significant volume of water, which is viewed as a non-consumptive use – approximately 80% of the water is returned to the watershed at spring runoff.

In Colorado, the Company owns or has ownership interest in water rights in reservoir companies, reservoirs, groundwater wells, and other sources.  The primary source of water for Keystone and Breckenridge is the Clinton Reservoir, in which the Company owns a non-controlling interest.  For Vail Mountain and Beaver Creek, the primary water source is Eagle Park Reservoir, in which the Company owns a controlling interest.  The Company believes that it has rights to sufficient quantities of water for the operation of the Company’s four Colorado resorts for the foreseeable future.

Delivery of the water to each resort is typically by stream, from which the water is diverted by the Company to on-site storage facilities or directly into the snowmaking system.  The streams that deliver the water are subject to minimum stream flows, freezing and other limitations that may prevent or reduce the amount of water physically available to the resort.

Unlike the Company’s other Colorado resorts, Keystone does not have on-site storage for snowmaking water and so is more vulnerable to interruptions in delivery of a physical supply of water.

Heavenly’s primary sources of water are the South Tahoe Public Utility District and Kingsbury General Improvement District, which are California and Nevada public utilities, respectively.  Heavenly has short term contracts with both utility companies and pays prevailing rates.  While the Company believes that both sources of water will be available long term, the Company has no contractual guaranty of service, delivery or future pricing.  Further, the delivery systems of each utility are limited and may not be able to provide the immediate physical supply of water needed for optimal snowmaking.

Real Estate Development

In March 2007, 55 water units required for completion of the Stagecoach Lodge Planned Development in Douglas County, Nevada reverted to the Kingsbury General Improvement District, the water and sewer district that services the planned development.  Heavenly continues to hold an additional 65 water units for the planned development, which provides sufficient water for Phase I of the proposed development.  However, the Company cannot predict whether it will be able to acquire the additional water units required for future phases of the planned development.

Available Information

The Company reports to the Securities and Exchange Commission (“SEC”) information, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Act”) that are available free of charge on the Company's corporate website (www.vailresorts.com) as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC.  In addition, the Company's Code of Ethics and Business Conduct is available on its website.  None of the content of the Company's corporate website is incorporated by reference herein.  Copies of any materials the Company files with the SEC can be obtained at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS.

The risks described below should carefully be considered together with the other information contained in this report.  The risks described below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition and results of operations.

Risks Related to Our Business

Our business is highly seasonal.  Our mountain and lodging operations are highly seasonal in nature.  In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and our golf courses occur during the summer months while the winter season generally results in operating losses.  Revenue and profits generated by GTLC's summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset the Company's off-season losses from its mountain and other lodging operations.  For the year ended July 31, 2008, 80% of total combined Mountain and Lodging segment net revenue was earned during our fiscal second and third quarters.  In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our ski resorts.  Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 15, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

We are vulnerable to the risk of unfavorable weather conditions.  The ability to attract visitors to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season.  Unfavorable weather conditions can adversely affect skier visits and our revenue and profits.  Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment.  Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to our mountain resorts.  In the past 20 years, our Colorado ski resorts have averaged between 20 and 30 feet of annual snowfall and Heavenly receives average yearly snowfall of approximately 23 feet, both of which are significantly in excess of the average for United States ski resorts.  However, there is no assurance that our resorts will receive seasonal snowfalls near the historical average in the future.  Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season.  In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking.  Unfavorable weather conditions, including those which may increase the risk of the occurrence of forest fires, can adversely affect our resorts and lodging properties as vacationers tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season.  There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

We are subject to the risk of economic downturns including adverse affects on the overall travel and leisure related industries.  Periods of economic slowdown or recession, whether regional, national or international, may decrease the discretionary spending of our guests.  Actual or perceived fear of recession may also lead to decreased discretionary spending.  Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and can be adversely affected by economic slowdown or recession, which, in turn, could negatively impact our operating results. This could further be exacerbated by the fact that we charge some of the highest ticket prices, as well as prices for our ancillary businesses including ski school, in the ski industry.  While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.  Similarly, there can be no assurance that a decrease in the amount of discretionary spending by the public would not have an adverse effect on our results of operations.  Additionally, many of our guests travel by air and the impact of higher fuel costs in addition to higher cost and availability of air services may cause a decrease in visitation by destination guests to our resorts.  Higher energy costs and gasoline prices may also result in a reduction to in-state visitation.

We depend on a seasonal workforce.  Our mountain and lodging operations are largely dependent on a seasonal workforce.  We recruit worldwide to fill staffing needs each season and utilize visas to enable the use of foreign workers.  In addition, we manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place.  We cannot guarantee that material increases in the cost of securing our seasonal workforce will not be necessary in the future.  Furthermore, we cannot guarantee that we will be able to obtain the visas necessary to hire foreign workers who are an important source for the seasonal workforce.  Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

Terrorist acts upon the United States and acts of war (actual or threatened) could have a material adverse effect on us.  The terrorist acts carried out against the United States on September 11, 2001 and the war with Iraq and its aftermath adversely impacted the international travel and leisure industry.  Additional terrorist acts against the United States and the threat of or actual war by or upon the United States could depress the public's propensity to travel, upon which our operations are highly dependent, which could have a material adverse impact on our results of operations.

We face significant competition.  The ski resort and lodging industries are highly competitive.  The number of people who ski in the United States (as measured in skier visits) has generally ranged between 52 million and 61 million annually over the last decade, with approximately 60.5 million visits for the 2007/2008 ski season.  The factors that we believe are important to customers include:

•	proximity to population centers;

•	availability and cost of transportation to ski areas;

•	ease of travel to ski areas (including direct flights by major airlines);

•	pricing of lift tickets and/or season passes and the number, quality and price of related ancillary services (ski school, dining and retail/rental), amenities and lodging;

•	snowmaking facilities;

•	type and quality of skiing and snowboarding offered;

•	duration of the ski season;

•	weather conditions; and

•	reputation.

We have many competitors for our ski vacationers, including other major resorts in Colorado, Lake Tahoe area and other major destination ski areas worldwide.  Our destination guests can choose from any of these alternatives, as well as non-skiing vacation destinations around the world.  In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

RockResorts hotels and our other hotels compete with numerous other hotel companies that may have greater financial resources than we do and they may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than us.  We believe that developing and maintaining a competitive advantage will require us to make continued capital investment in our resorts.  We cannot assure that we will have sufficient resources to make the necessary capital investments to do so, and we cannot assure that we will be able to compete successfully in this market or against such competitors.

Our future acquisitions might not be successful.  Historically, we have acquired certain ski resorts and other destination resorts and hotel properties, as well as developable land in proximity to our resorts.  We cannot make assurances that we will be able to continue to successfully integrate and manage these acquired properties profitably or increase our profits from these operations.  We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be significant.  We could face various risks from additional acquisitions, including:

•	inability to integrate acquired businesses into our operations;

•	diversion of our management’s attention;

•	potential increased debt leverage;

•	litigation arising from acquisition activity; and

•	unanticipated problems or liabilities.

In addition, we run the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements for such properties may prove inaccurate.

Our future real estate development plans might not be successful.  We have significant development plans for our properties and/or operations.   We could experience significant difficulties initiating or completing these projects, due to among other things:

•	adverse changes in real estate markets;

•	escalation in construction costs due to price increases in commodities, unforeseen conditions, inadequate design or drawings, or other causes;

•	difficulty in meeting pre-sale targets;

•	work stoppages;

•	weather interferences;

•	shortages in obtaining materials;

•	difficulty in receiving the necessary regulatory approvals;

•	difficulty in obtaining qualified contractors or subcontractors; and

•	unanticipated incremental remediation costs related to design and construction issues.

Our real estate development plans are designed to make our resorts attractive to our guests and to maintain competitiveness.  If we are not successful in implementing our development plans, in addition to not realizing intended profits from the real estate developments, our guests may choose to go to other resorts that they perceive have better amenities and our results of operations could be materially adversely affected.

Future changes in the real estate market could affect the value of our investments.    We have extensive holdings of real property at our resorts throughout Summit and Eagle Counties in Colorado.  We have plans to make significant additional investments in developing property at all of our mountain resorts.  The value of our real estate property and the revenue from related development activities may be adversely affected by a number of factors, including:

•	local and national economic climate;

•	local real estate conditions (such as an oversupply of space or a reduction in demand for real estate in an area);

•	attractiveness of the properties to prospective purchasers and tenants;

•	increased construction costs, project difficulties or delays;

•	government regulations and changes in real estate, environmental, zoning or tax laws;

•	interest rate levels and the availability of financing for buyers; and

•	potential liabilities under environmental and other laws.

We may not be able to fund resort capital expenditures and investment in real estate.   We expect to continue incurring substantial resort capital expenditures and investments in real estate development.  We currently anticipate resort capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $105 million to $115 million for calendar year 2008.  Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years and we currently anticipate real estate investments to be approximately $260 million to $280 million for calendar year 2008.  Our ability to fund these investments will depend on our ability to generate sufficient cash flow from operations, obtain substantial pre-sale deposits and/or to borrow from third parties.  We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such development costs, or that we will be able to obtain sufficient financing on adequate terms, or at all.  Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

•	our future operating performance;

•	general economic conditions and economic conditions affecting the resort industry, the ski industry and the general capital markets;

•	our ability to meet our pre-sell targets on our vertical real estate development projects;

•	competition; and

•	legislative and regulatory matters affecting our operations and business.

We could finance future expenditures from any combination of the following sources:

•	cash flow from operations;

•	construction financing, including non-recourse or other financing;

•	bank borrowings;

•	public offerings of debt or equity; and

•	private placements of debt or equity.

Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause us to delay or abandon certain development plans which could have a material adverse effect on our operating results and financial condition.

We rely on government permits.  Certain of our resort operations require permits and approvals from certain Federal, state, and local authorities, to the Forest Service and U.S. Army Corps of Engineers.  Virtually all of our ski trails and related activities at Vail Mountain, Breckenridge, Keystone and Heavenly and a majority of Beaver Creek are located on Federal land.  The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas.  Currently, our permits expire December 31, 2029 for Breckenridge, October 31, 2031 for Vail Mountain, December 31, 2032 for Keystone, December 31, 2038 for Beaver Creek and May 1, 2042 for Heavenly. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest.  A termination or amendment of any of our permits could have a materially adverse affect on our business and operations.

In order to undertake improvements and new development, we must apply for permits and other approvals.  These efforts, if unsuccessful, could impact our expansion efforts.  Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these Federal lands.

We are subject to extensive environmental laws and regulations in the ordinary course of business.  Our operations are subject to a variety of Federal, state and local environmental laws and regulations including those relating to emissions to the air, discharges to water, storage, treatment and disposal of wastes, land use, remediation of contaminated sites and protection of natural resources such as wetlands. For example, future expansions of certain of our ski facilities must comply with applicable forest plans approved under the National Forest Management Act or local zoning requirements.  In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the National Environmental Policy Act and, for California projects at Heavenly, the California Environmental Quality Act. Both acts require that the Forest Service study any proposal for potential environmental impacts and include in its analysis various alternatives.  Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.  Our facilities are subject to risks associated with mold and other indoor building contaminants.  From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements.  We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

Failure to maintain the integrity of guest data could result in damages of reputation and/or subject us to costs, fines or lawsuits.  We collect personally identifiable information relating to our guests for various business purposes, including marketing and promotional purposes.  The integrity and privacy of our guest’s information is important to us and our guests have a high expectation that we will adequately protect their personal information.  The regulatory environment governing privacy laws is increasingly demanding and privacy laws continue to evolve and on occasion may be inconsistent from one jurisdiction to another.  Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.  Furthermore, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us), breach of security on systems storing our guest data, a loss of guest data or fraudulent use of guest data could aversely impact our reputation or result in fines or other damages and litigation.

The high fixed cost structure of ski resort operations. The cost structure of ski resort operations is largely fixed (with the exception of certain variable expenses including Forest Service fees, other resort related fees, credit card fees, retail/rental operations, ski school labor and dining operations) and any unforeseen material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein could adversely effect revenue.  As such, our margin, profits and cash flows may be materially reduced due to declines in revenue given our high fixed cost structure.

We are subject to litigation in the ordinary course of business.  We are, from time to time, subject to various asserted or unasserted legal proceedings and claims.  Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.  While management believes we have adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations.  For a more detailed discussion of our legal proceedings see Legal Proceedings under Item 3 and Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

We are subject to the risks of brand concentration.  We are subject to the potential risks associated with concentration of our hotels under the RockResorts brand and the brand image associated with each of our ski resorts.  A negative public image or other adverse event which becomes associated with one of our brands could adversely affect our revenue and profitability.

If we do not retain our key personnel, our business may suffer.  The success of our business is heavily dependent on the leadership of key management personnel, including our Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents of our Mountain Division, Chief Operating Officer of RockResorts, President of VRDC, General Counsel and each of our Senior Vice Presidents.  If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed.  We do not maintain “key-man” life insurance on any of our employees.

We are subject to accounting regulations and use certain accounting estimates and judgments that may differ significantly from actual results.  Implementation of existing and future legislation, rulings, standards and interpretations from the FASB or other regulatory bodies could affect the presentation of our financial statements and related disclosures.  Future regulatory requirements could significantly change our current accounting practices and disclosures.  Such changes in the presentation of our financial statements and related disclosures could change an investor’s interpretation or perception of our financial position and results of operations.

We use many methods, estimates and judgments in applying our accounting policies (see Critical Accounting Policies in Item 7 of this Form 10-K).  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Risks Relating to Our Capital Structure

Our stock price is highly volatile.  The market price of our stock is highly volatile and subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	change in valuations, including our future real estate developments;

•	changes in the overall travel, gaming, hospitality and leisure industries;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or such guidance provided by us;

•
announcements by us or companies in the travel, gaming, hospitality and leisure industries of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;

•	additions or departures of key personnel;

•	future sales of our securities;

•	trading and volume fluctuations;

•	other risk factors as discussed above; and

•	other unforeseen events.

Stock markets in the United States often experience extreme price and volume fluctuations.  Market fluctuations, as well as general political and economic conditions such as acts of terrorism, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

We have not historically paid cash dividends to our common stockholders.  We have not declared or paid any cash dividends on our common shares since becoming publicly traded in 1997.  Payment of any future dividends on our common stock will depend upon our earnings and capital requirements, the terms of our debt instruments and other factors the Board of Directors considers appropriate.

Anti-takeover provisions affecting us could prevent or delay a change of control that is beneficial to our shareholders.  Provisions of our certificate of incorporation and bylaws, provisions of our debt instruments and other agreements and provisions of applicable Delaware law and applicable Federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of our securities may consider favorable.  These provisions could:

•	delay, defer or prevent a change in control of the Company;

•	discourage bids for our securities at a premium over the market price;

•	adversely affect the market price of, and the voting and other rights of the holders of our securities; or

•	impede the ability of the holders of our securities to change our management.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.  Our level of indebtedness could have important consequences even though we have minimal principal payments due over the next five years (excluding payments of amounts due under non-recourse real estate financings which will be made utilizing proceeds from the applicable real estate closings).  For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, real estate developments, marketing efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

We may be able to incur substantial additional indebtedness in the future.  The terms of our Indenture
(as defined below) do not fully prohibit us from doing so.  Our Credit Facility (as defined below) permits additional borrowings of up to $306.2 million as of July 31, 2008.  If new debt is added to our current debt levels, the related risks that we face could intensify.

There are restrictions imposed by the terms of our indebtedness.  The operating and financial restrictions and covenants in our senior credit facility (the “Credit Facility”) and the Indenture, dated as of January 29, 2004 among us, the guarantors therein and the Bank of New York, as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”) may adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our long-term best interests.  For example, the Indenture and the Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends, repurchase our stock and make other restricted payments;

•	create liens;

•	make investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

In addition, there can be no assurance that we will meet the financial covenants contained in our Credit Facility.  If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our Credit Facility, we would not be able to borrow funds thereunder without a waiver, which inability could have an adverse effect on our business, financial condition and results of operations.  In addition, a breach, if uncured, could cause a default under the 6.75% Notes and our other debt.  Our indebtedness may then become immediately due and payable.  We may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the 6.75% Notes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company for use in its operations:

Location	Ownership	Use
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential spaces
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain Resort, CA (7,050 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Vail Mountain, CO (12,226 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Village at Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	69.3% Owned	Over 140 retail stores for recreational products including rental

The Forest Service SUPs are encumbered under certain debt instruments of the Company.  Many of the Company's properties are used across all segments in complementary and interdependent ways.

ITEM 3.                      LEGAL PROCEEDINGS.

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate and other business operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material, individually and in the aggregate, adverse impact on the financial position, results of operations and cash flows of the Company.

The Canyons Ski Resort Litigation

During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons ski resort (“The Canyons”) and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these counter claims and motions are without merit.  These motions were set for hearing on June 20, 2008 but the date was vacated upon request of new counsel to Peninsula and a new hearing date has not yet been set.  The Company is unable to predict the ultimate outcome of the above described actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the New York Stock Exchange under the symbol “MTN”.  As of September 22, 2008, 36,921,791 shares of common stock were outstanding, held by approximately 402 holders of record.

The declaration of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, restrictions under debt instruments and on other factors deemed relevant by the Board of Directors at that time.  It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

The following table sets forth, for the years ended July 31, 2008 and 2007, and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of the Company’s common stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2008
1st Quarter	$66.25	$48.41
2nd Quarter	60.15	40.94
3rd Quarter	51.65	39.32
4th Quarter	51.38	30.03

Year Ended July 31, 2007
1st Quarter	$41.55	$34.01
2nd Quarter	47.54	38.50
3rd Quarter	59.32	46.19
4th Quarter	64.97	52.06

Repurchase of Equity Securities

The following table summarizes the purchase of the Company’s equity securities during the fourth quarter of the year ended July 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2008 – May 31, 2008	--	$--	--	1,493,767
June 1, 2008 – June 30, 2008	683,649	43.29	683,649	810,118
July 1, 2008 – July 31, 2008	814,226	35.80	814,226	2,995,892
Total	1,497,875	$39.22	1,497,875

(1)
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and subsequently on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  Acquisitions under the share repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The stock repurchase program may be discontinued at any time.

Performance Graph
The total return graph is presented for the period from the end of the Company’s 2003 fiscal year through the end of the Company’s 2008 fiscal year.  The comparison assumes that $100 was invested at the beginning of the period in the common stock of the Company (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index.  The Company included the Dow Jones U.S. Travel and Leisure Index as the Company believes it competes in the travel and leisure industry.

The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act of 1934, unless it specifically incorporates the performance graph by reference therein.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company derived from the Company's Consolidated Financial Statements for the periods indicated.  The financial data for the years ended July 31, 2008, 2007 and 2006 and as of July 31, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.  The table presented below is unaudited.  The data presented below are in thousands, except for diluted per share net income (loss), effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004 (1)
Statement of Operations Data:
Revenue:
Mountain	$685,533	$665,377	$620,441	$540,855	$500,995
Lodging	170,057	162,451	155,807	196,351	180,525
Real estate	296,566	112,708	62,604	72,781	45,123
Total net revenue	1,152,156	940,536	838,852	809,987	726,643
Segment operating expense:
Mountain	470,362	462,708	443,116	391,889	368,875
Lodging	159,832	144,252	142,693	177,469	165,983
Real estate	251,338	115,190	56,676	58,254	16,791
Total segment operating expense	881,532	722,150	642,485	627,612	551,649
Income from operations	176,005	128,206	105,339	88,329	81,811
Gain on sale of real property	709	--	--	--	--
Mountain equity investment income, net	5,390	5,059	3,876	2,303	1,376
Lodging equity investment loss, net	--	--	--	(2,679)	(3,432)
Investment income, net	8,285	12,403	7,995	2,066	1,886
Interest expense, net	(30,667)	(32,625)	(36,478)	(40,298)	(47,479)
Loss on extinguishment of debt	--	--	--	(612)	(37,084)
Contract dispute credit (charges), net	11,920	(4,642)	(3,282)	--	--
(Loss) gain from sale of businesses, net	--	(639)	4,625	(7,353)	--
Net income (loss)	$102,927	$61,397	$45,756	$23,138	$(5,959)
Diluted per share net income (loss)	$2.64	$1.56	$1.19	$0.64	$(0.17)

Other Data:
Mountain
Skier visits(2)	6,195	6,219	6,288	5,940	5,636
ETP (3)	$48.74	$46.15	$41.83	$39.30	$37.67
Lodging
ADR(4)	$230.17	$216.83	$202.27	$196.26	$187.90
RevPAR(5)	$106.43	$99.58	$92.41	$90.98	$81.33
Real Estate
Real estate held for sale and investment(6)	$249,305	$357,586	$259,384	$154,874	$134,548
Other Balance Sheet Data
Cash and cash equivalents(7)	$162,345	$230,819	$191,794	$136,580	$46,328
Total assets	$1,925,954	$1,909,123	$1,687,643	$1,525,921	$1,533,957
Long-term debt (including long-term debt due within one year)	$556,705	$594,110	$531,228	$521,710	$625,803
Net debt(8)	$394,360	$363,291	$339,434	$385,130	$579,475
Stockholders' equity	$728,756	$714,039	$642,777	$540,529	$491,163

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
The Company has made several acquisitions and dispositions which impact comparability between years during the past five years.  The more significant of those include the sale of its majority interest in RTP, LLC (“RTP”) (sold in April 2007), Snake River Lodge & Spa (“SRL&S”) (sold in January 2006), The Lodge at Rancho Mirage (“Rancho Mirage”) (sold in July 2005), Vail Marriott (sold in June 2005) and its minority interest in Ritz-Carlton, Bachelor Gulch (“BG Resort”) (sold in December 2004). Additionally, the Company acquired 18 retail/rental locations (acquired by SSV in June 2007), two licensed Starbucks stores (acquired in June 2007) and six retail locations (acquired by SSV in August 2006).  Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”).  See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for the impact to the Consolidated Statements of Operations as a result of the adoption of SFAS 123R.

(2)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.
(3)	ETP is calculated by dividing lift ticket revenue by total skier visits during the respective periods.
(4)	ADR is calculated by dividing total room revenue by the number of occupied rooms during the respective periods.
(5)	RevPAR is calculated by dividing total room revenue by the number of rooms that are available to guests during the respective periods.
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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Form 10-K.  The following discussion and analysis should be read in conjunction with the Forward-Looking Statements and Item 1A, “Risk Factors” each included in this Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company’s financial performance and available capital resources.  Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”).  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Overview

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate, which represented 59%, 15% and 26%, respectively, of the Company's net revenue for the year ended July 31, 2008.  The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters.  Operations within the Lodging segment include (i) ownership/management of a group of nine luxury hotels through the RockResorts brand, including five proximate to the Company's ski resorts; (ii) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; (iii) GTLC; and (iv) golf courses.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment owns and develops real estate in and around the Company's resort communities.

The Company's single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 44%, 43% and 42% of Mountain segment net revenue for the years ended July 31, 2008, 2007 and 2006, respectively.  Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories: (i) out-of-state and international guests (“Destination”) and (ii) in-state and local visitors (“In-State”).  For the 2007/2008 ski season, Destination guests comprised an estimated 63% of the Company's skier visits, while the In-State market comprised an estimated 37% of the Company's skier visits.  Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental as well as the lodging at or around the Company’s resorts.  Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by general economic conditions and the global geopolitical climate.  In-State guests tend to be more weather-sensitive and value-oriented; to address this, the Company markets season passes to In-State guests, generally prior to the start of the ski season.  Approximately 26%, 25% and 23% of the total lift revenue was comprised of season pass revenue for the 2007/2008, 2006/2007 and 2005/2006 ski seasons, respectively.  The cost structure of ski resort operations once a certain level of visitation is achieved is largely fixed (with the exception of certain variable expenses including Forest Service fees, other resort related fees, credit card fees, retail/rental operations, ski school labor and dining operations); as such, incremental revenue generally has high associated profit margin.

Lodging properties at or around the Company's ski resorts represented approximately 63%, 61% and 62% of the Lodging segment net revenue for the years ended July 31, 2008, 2007 and 2006, respectively, and are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by Destination guests.  Revenue generated through management fees is based upon the revenue of managed individual hotel properties within the lodging portfolio, and to the extent that these managed properties are not proximate to ski resorts, the seasonality of those hotels more closely resembles the seasonality and trends within the overall travel industry.  Revenue of the Lodging segment during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and operations from the Company's other owned and managed properties.

The Company’s Real Estate segment primarily engages in both the vertical development of projects and to a lesser degree the sale of land to third-party developers, which latter activity generally includes the retention of some involvement and control in the infrastructure, development, oversight and design of the projects and a contingent revenue structure based on the ultimate sale of the developed units.  The Company attempts to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, which generally requires significant non-refundable deposits, and obtaining non-recourse financing for certain projects.  The Company’s real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Resort segment.  The Company’s Real Estate revenue and associated expense fluctuate based upon the timing of closings and the type of real estate being sold, thus increasing the volatility of Real Estate operating results between periods.  In the near-term, the majority of Real Estate revenue is expected to be generated from vertical development projects that are currently under construction, in which revenue and related cost of sales will be recorded at the time of real estate closings.

Recent Trends, Risks and Uncertainties

The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K.  The Company's management has identified the following important factors (as well as uncertainties associated with such factors) that could impact the Company's future financial performance:

•
The timing and amount of snowfall can have an impact on skier visits.  To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State skiers, who the Company believes are the most weather sensitive visitors to the Company’s ski resorts.  Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statements of Operations throughout the ski season.  Total season pass revenue for the 2007/2008 and the 2006/2007 ski seasons increased by 7.7% and 17.7% over revenue for the prior ski seasons, respectively.

•
In March 2008, the Company announced a new season pass product (the “Epic Season Pass”) for the upcoming 2008/2009 ski season, which offers unrestricted and unlimited access to the Company’s five ski resorts.  The Epic Season Pass is being marketed towards the Company’s Destination guests although is also available to In-State guests and must be purchased on or before November 15, 2008, prior to the vast majority of the ski season.  As such, the Company expects an increase in season pass revenue for the 2008/2009 ski season; however, the Company cannot predict the overall impact the Epic Season Pass will have on overall lift revenue and ETP.

•
The economic downturn currently affecting the U.S. economy combined with higher energy costs may continue to have a negative impact on overall trends in the travel and leisure industries.  Consequently, visitation to the Company’s resorts and/or the amount the Company’s guests spend at its resorts may be negatively impacted by the weaker U.S. economy, in addition to potential lowered demand for the Company’s real estate projects.

•
Consistent with prior years, the Company plans to raise prices on the majority of its lift ticket products, including season pass products, for the 2008/2009 ski season and continues to charge some of the highest prices in the industry.  While pricing increases historically have not reduced demand, there can be no assurances that demand will remain price inelastic.

•
The Company operates its ski areas under various Forest Service permits, and many of the Company's operations require permits and approval from governmental authorities; therefore many of the Company’s on-mountain capital improvements must go through an approval process.  Changes or impacts to the applicable regulatory environment may have detrimental effects on the Company.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year.  Additionally, the magnitude of real estate projects currently under development or contemplated could result in significant fluctuations in Real Estate Reported EBITDA between periods.  For example, the Company closed on 64 of the 66 units at The Arrabelle at Vail Square (“Arrabelle”) during the year ended July 31, 2008 and expects to close on the remaining condominium units during the year ending July 31, 2009.  The Company closed on five of the 13 Lodge at Vail Chalets (“Chalets”) during the year ended July 31, 2008 and expects to close on the remaining Chalets during the year ending July 31, 2009.  Additionally, the Company expects to close on a vast majority, if not all of the 45 units at Crystal Peak Lodge during the year ending July 31, 2009.  The Company has entered into definitive sales contracts with a value of approximately $448 million related to these projects of which $272.4 million of revenue was recognized in the year ended July 31, 2008, along with the associated cost of sales.

•
The Company has several other real estate projects across its resorts under development and in the planning stages.  While the current instability in the capital markets and slowdown in the national real estate market have not, to date, materially impacted the Company’s real estate development, the Company does have elevated risk associated with the selling and/or closing of its real estate under development as a result of the current economic climate.  These risks surrounding the Company’s real estate developments are partially mitigated by the fact that the Company’s projects include a relatively low number of luxury and ultra luxury units situated at the base of its resorts, which are unique due to the relatively low supply of developable land.  Additionally, the Company’s real estate projects must meet the Company’s pre-sale requirements, which include substantial non-refundable deposits, before significant development begins; however, there is no guarantee that a sustained downward trend in the capital and real estate markets would not materially impact the Company’s real estate development activities or operating results. In addition to the expected completion of the Arrabelle, Chalets and Crystal Peak Lodge development projects during the year ending July 31, 2009, the Company is also moving forward with the development of One Ski Hill Place located at the base of Peak 8 in Breckenridge and The Ritz-Carlton Residences, Vail.  The Company expects to incur between $335 million to $355 million of development costs subsequent to July 31, 2008 on the remaining Chalets, Crystal Peak Lodge, One Ski Hill Place and The Ritz-Carlton Residences, Vail projects.

•
The Company had $162.3 million in cash and cash equivalents as of July 31, 2008 with no borrowings under the revolver component of its Credit Facility and expects to generate additional cash from operations, including future closures on real estate vertical development projects during the 2009 fiscal year.  In addition to building excess cash, the Company continuously evaluates how to utilize its excess cash, including any combination of the following strategic options: self-fund real estate under development; continue recent levels of investment in resort assets; pursue strategic acquisitions; pay off outstanding debt; repurchase additional common stock of the Company (see Note 16, Stock Repurchase Plan, of the Notes to Consolidated Financial Statements for more information regarding the Company’s stock repurchase plan); and/or other options to return value to stockholders.  The Company’s debt is long-term in nature and the Company believes its debt has favorable interest rates.  In determining its uses of excess cash, the Company has some constraints as a result of the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Company’s Credit Facility and the Indenture, governing the 6.75% Notes, which limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

•
On June 16, 2008, the Company and East West Resort Transportation Holdings LLC entered into a definitive agreement whereby the Company will acquire substantially all of the assets and operations of Colorado Mountain Express (“CME”), a ground transportation related business.  The purchase price is approximately $38.3 million, net of certain working capital and other adjustments.  The acquisition remains subject to regulatory approvals and certain other closing conditions.  The acquisition is expected to close in the first half of the fiscal year ending July 31, 2009.

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

Results of Operations

Summary

Shown below is a summary of operating results for the years ended July 31, 2008, 2007 and 2006 (in thousands):

	Year Ended July 31,
	2008	2007	2006
Mountain Reported EBITDA	$220,561	$207,728	$181,201
Lodging Reported EBITDA	10,225	18,199	13,114
Resort Reported EBITDA	230,786	225,927	194,315
Real Estate Reported EBITDA	45,937	(2,482)	6,719
Total Reported EBITDA	$276,723	$223,445	$201,034
Income before provision for income taxes	$166,013	$100,651	$75,010
Net income	$102,927	$61,397	$45,756

Mountain Segment

Mountain segment operating results for the years ended July 31, 2008, 2007 and 2006 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2008	2007	2006	2008/2007	2007/2006
Lift tickets	$301,914	$286,997	$263,036	5.2%	9.1%
Ski school	81,384	78,848	72,628	3.2%	8.6%
Dining	62,506	59,653	56,657	4.8%	5.3%
Retail/rental	168,765	160,542	149,350	5.1%	7.5%
Other	70,964	79,337	78,770	(10.6)%	0.7%
Total Mountain net revenue	685,533	665,377	620,441	3.0%	7.2%
Total Mountain operating expense	470,362	462,708	443,116	1.7%	4.4%
Mountain equity investment income, net	5,390	5,059	3,876	6.5%	30.5%
Total Mountain Reported EBITDA	$220,561	$207,728	$181,201	6.2%	14.6%

Total skier visits	6,195	6,219	6,288	(0.4)%	(1.1)%
ETP	$48.74	$46.15	$41.83	5.6%	10.3%

Total Mountain Reported EBITDA includes $3.8 million, $3.8 million and $3.7 million of stock-based compensation expense for the years ended July 31, 2008, 2007 and 2006, respectively.

Lift ticket revenue increased $14.9 million and $24.0 million for the years ended July 31, 2008 and July 31, 2007, respectively, primarily as a result of increased ETP excluding season pass products, which was driven by an increase in absolute pricing.  Additionally, season pass revenue rose $5.5 million and $10.9 million (an increase of 7.7% and 17.7%), respectively, for the years ended July 31, 2008 and July 31, 2007.  For the year ended July 31, 2008, almost all of the increase in season pass revenue was due to increases in pricing, with season pass holders’ average visitation per pass increasing for the 2007/2008 ski season compared to the prior year, partially offsetting the increase in ETP resulting from price increases; whereas, the increase in season pass revenue for the year ended July 31, 2007 was impacted by both price increases and higher sales volume.  Partially offsetting the above discussed increases in price and season pass revenue was a decline in skier visits excluding season pass holders of 3.0% and 1.0% for the years ended July 31, 2008 and July 31, 2007, respectively, at the Company’s five ski resorts.  The decline for the year ended July 31, 2008 was the result of lower skier visitation excluding season pass holders in non-peak periods, including the early season (prior to December 24) due to below average snow conditions, and early March and April due in part to the timing of Easter which was in March for the year ended July 31, 2008 versus April in the years ended July 31, 2007 and 2006, all of which was partially offset by significant increases in international visitation which was higher by an estimated 26% for the year ended July 31, 2008.  The decline in overall skier visits for the year ended July 31, 2007 was due to a decline at the Company’s Heavenly resort primarily attributable to below average snowfall, while visitation excluding season pass holders at the Colorado resorts increased.

Revenue for the Company’s ski school and dining increased for the years ended July 31, 2008 and July 31, 2007, primarily as a result of absolute price increases.  However, the overall revenue increase from ski school for the year ended July 31, 2008 was impacted by a decline in skier visitation excluding season pass holders (as discussed above) as these guests have a higher participation rate in ski school.  Additionally, dining revenue for the year ended July 31, 2008 was impacted by a decline in skier visitation excluding season pass holders, but was favorably impacted by the acquisition of two licensed Starbucks stores in June 2007.

Retail/rental revenue improved by $8.2 million for the year ended July 31, 2008 over the prior year and was due in part to the operations of 18 Breeze Ski Rental locations acquired in June 2007.  Retail/rental experienced an $11.2 million increase in revenue for the year ended July 31, 2007, due to increased visitation at the Company’s Colorado resorts excluding season pass holders, as the majority of the retail/rental locations are concentrated in Colorado.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, allocated strategic alliance revenue, commercial leasing revenue, employee housing revenue, technology services revenue (until the disposition of the Company’s investment in RTP in April 2007), municipal services revenue and other recreation activity revenue.  For the year ended July 31, 2008 revenues were down $8.4 million compared to the prior year due to the disposition in April 2007 of the Company’s investment in RTP.  Excluding this disposition, other revenue would have increased by $0.6 million, or 0.8% for the year ended July 31, 2008 compared to the year ended July 31, 2007.  For the year ended July 31, 2007 other revenue was flat compared to the year ended July 31, 2006, primarily due to lost revenue for the fourth fiscal quarter in the year ended July 31, 2007 as a result of the disposition of the Company’s investment in RTP which offset increased revenues from commercial leasing and other ancillary mountain activities.

Operating expense increased $7.7 million and $19.6 million during the years ended July 31, 2008 and 2007, respectively.  Excluding retail/rental expense (which has a high variable cost component and therefore increased in relation to the retail/rental revenue) and RTP, operating expense increased 2.3% and 3.8% for the years ended July 31, 2008 and 2007, respectively, which was primarily attributable to higher variable costs related to higher revenue, including Forest Service fees, other resort related fees and credit card fees, and certain labor related costs, including higher ski school labor expense to support the higher ski school revenue.

Mountain equity investment income primarily includes the Company's share of income from the operations of a real estate brokerage joint venture; the increase in equity investment income in both the years ended July 31, 2008 and 2007 is due primarily to increased commissions earned by the brokerage associated with increased real estate closures surrounding the Company’s Colorado resorts, both from residential and multi-unit projects.

Lodging Segment

Lodging segment operating results for the years ended July 31, 2008, 2007 and 2006 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2008	2007	2006	2008/2007	2007/2006
Total Lodging net revenue	$170,057	$162,451	$155,807	4.7%	4.3%
Total Lodging operating expense	159,832	144,252	142,693	10.8%	1.1%
Total Lodging Reported EBITDA	$10,225	$18,199	$13,114	(43.8)%	38.8%

ADR	$230.17	$216.83	$202.27	6.2%	7.2%
RevPAR	$106.43	$99.58	$92.41	6.9%	7.8%

Total Lodging Reported EBITDA includes $1.3 million, $1.1 million and $1.3 million of stock-based compensation expense for the years ended July 31, 2008, 2007 and 2006, respectively.

Total Lodging segment net revenue for the year ended July 31, 2008 increased by $7.6 million as compared to the year ended July 31, 2007.  Included in net revenue for the year ended July 31, 2007 was the recognition of $5.4 million in termination fees primarily associated with the termination of the management agreements at The Equinox and Rancho Mirage (pursuant to the terms of the management agreements).  Excluding these termination fees, Lodging segment net revenue would have increased $13.0 million, or 8.3% for the year ended July 31, 2008, compared to the year ended July 31, 2007.  ADR increased 6.2% for the year ended July 31, 2008 compared to the prior year due to high demand during peak periods in the year (partially offset by lower visitation during non-peak periods, including the early season and the timing of Easter as described in the Mountain segment discussion) and as a result of the addition of The Arrabelle Hotel.  RevPAR increased 6.9% for the year ended July 31, 2008 compared to the year ended July 31, 2007, which, in addition to increases in ADR, was driven by a 6.9% increase in conference and group room nights, occurring primarily at GTLC and Keystone lodging properties during the Company’s fourth fiscal quarter ended July 31, 2008.  Additionally, Lodging revenue was impacted by fewer available rooms, down 2.5% for the year ended July 31, 2008 as compared to the prior year, primarily as a result of a reduction in managed condominium units at Keystone.

For the year ended July 31, 2006, Lodging Reported EBITDA includes revenue of $5.2 million and operating expenses of $4.5 million related to SRL&S prior to the sale of SRL&S in January 2006.  Excluding the impact of the sale of SRL&S, Lodging revenue increased $11.9 million, or 7.9%, for the year ended July 31, 2007, compared to the year ended July 31, 2006.  The revenue increase for the year ended July 31, 2007 was partially due to the recognition of $5.4 million in termination fees as discussed above.  ADR and RevPAR, which do not include the impact of the termination fees, and excluding the impact of the SRL&S sale, increased 8.5% and 9.5% for the year ended July 31, 2007, respectively, compared to the year ended July 31, 2006.  The increase in ADR and RevPAR for the year ended July 31, 2007 was driven by the lodging properties proximate to the Company’s ski resorts and increased revenue at GTLC.  The overall Lodging revenue increase during the year ended July 31, 2007 was partially impacted by fewer available rooms, primarily as a result of construction at The Lodge at Vail and a reduction in managed condominium units.

Operating expense increased by $15.6 million for the year ended July 31, 2008 compared to the year ended July 31, 2007 due in part to start-up and pre-opening expenses of approximately $3.1 million associated with the opening of The Arrabelle Hotel.  Excluding the current year start-up and pre-opening expenses of The Arrabelle Hotel, operating expenses increased by approximately $12.4 million, or 8.6%, and was primarily attributable to operating expenses of The Arrabelle Hotel after its opening, additional National Park Service fees incurred by GTLC resulting from a new concession contract which became effective January 2007, and other variable operating costs associated with incremental revenue, partially offset by fewer available rooms.

Excluding the impact of the sale of SRL&S, operating expense increased $6.0 million, or 4.3%, for the year ended July 31, 2007 compared to the year ended July 31, 2006.  These increases are commensurate with normal increases in variable operating costs, higher RockResorts corporate expenses and increased NPS fees paid by GTLC, partially offset by fewer available rooms.

Real Estate Segment

Real Estate segment operating results for the years ended July 31, 2008, 2007 and 2006 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2008	2007	2006	2008/2007	2007/2006
Total Real Estate net revenue	$296,566	$112,708	$62,604	163.1%	80.0%
Total Real Estate operating expense	251,338	115,190	56,676	118.2%	103.2%
Gain on sale of real property	709	--	--	100.0%	N/A
Real Estate equity investment income	--	--	791	N/A	(100.0)%
Total Real Estate Reported EBITDA	$45,937	$(2,482)	$6,719	1,950.8%	(136.9)%

Total Real Estate Reported EBITDA includes $3.1 million, $2.1 million and $1.5 million of stock-based compensation expense for the years ended July 31, 2008, 2007 and 2006, respectively.

The Company’s Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Real Estate segment net revenue for the year ended July 31, 2008 was driven primarily by the closing on 64 of the 66 condominium units at Arrabelle ($213.6 million), the closing on five of the 13 units at Chalets ($58.8 million), the closing on the remaining JHG&TC cabins ($9.0 million) and contingent gains on development parcels sales that closed in previous periods.  Operating expense for the year ended July 31, 2008 included cost of sales of $225.9 million (including sales commissions) commensurate with revenue recognized, as well as general and administrative costs of approximately $25.4 million.  General and administrative costs are primarily comprised of marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and benefits and allocated corporate costs.

Real Estate segment net revenue for the year ended July 31, 2007 was driven primarily by the closings of the Gore Creek Place ($42.9 million) and Mountain Thunder ($24.1 million) developments, certain JHG&TC cabins ($14.2 million), the sale of land together with certain related infrastructure improvements in Red Sky Ranch and Breckenridge to third-party developers, the sale of the sole asset in the FFT Investment Partners real estate joint venture and contingent gains on development parcel sales that closed in previous periods.  Operating expense for the year ended July 31, 2007 included cost of sales of $83.6 million (including sales commissions) commensurate with revenue recognized, as well as general administrative costs of approximately $24.0 million.  General and administrative costs are primarily comprised of marketing expenses for the major real estate projects under development, overhead costs such as labor and benefits as the Company increased its infrastructure relative to the increased vertical development activity, and professional services fees.  In addition, the Company recorded $7.6 million of charges during the year ended July 31, 2007 for incremental remediation costs to complete the JHG&TC cabins that had design and construction issues.

Real Estate segment net revenue for the year ended July 31, 2006 was primarily generated from the closing of certain townhomes at Gore Creek Place, developer parcel sales in the Beaver Creek area, a land exchange with the Forest Service and contingent gains on development parcel sales that closed in prior periods.  Operating expense included cost of sales of $34.1 million (including sales commissions) commensurate with revenue recognized, as well as general and administrative costs of approximately $20.8 million.  General and administrative costs are primarily comprised of marketing expenses, overhead costs such as labor and benefits and professional services fees.  In addition, the Company recorded $1.8 million in incremental cost of sales during the year ended July 31, 2006 related to the JHG&TC development.

Real Estate equity investment income includes the Company's share of income from the operations of Keystone/Intrawest, LLC (“KRED”), a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone.  In the year ended July 31, 2006, the Company received a distribution from KRED in excess of its carrying basis in the amount of $0.7 million, which the Company recorded as income.  The distribution reflected the final proceeds from the sale of developed real estate.  As a result, KRED will be dissolved and the Company does not anticipate any further distributions.

The Company currently expects to close on the remaining two Arrabelle units, the remaining eight Chalets and the vast majority, if not all of the Crystal Peak Lodge units during the year ending July 31, 2009 and will recognize the revenue and related cost of sales for these projects at closing.  The Company has entered into definitive sales contracts with a value of approximately $175.6 million on the above units yet to be closed.  The Company also has significant ongoing construction activities including One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail.

Other Items

In addition to segment operating results, the following material items contribute to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the years ended July 31, 2008 and 2007 increased primarily as a result of placing in service resort assets, which for the year ended July 31, 2008 included The Arrabelle Hotel and a new skier services building associated with the Chalet project and for both the years ended July 31, 2008 and 2007, an increase in the fixed asset base due to normal capital expenditures.

Relocation and separation charges.  In February 2006, the Company announced a plan to relocate its corporate headquarters, and the plan was approved by the Company’s Board of Directors in April 2006.  The Company recorded $1.4 million and $2.4 million of relocation charges in the years ended July 31, 2007 and 2006, respectively.  The Company’s relocation plan was completed as of July 31, 2007.  In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned.  In connection with Mr. Aron’s resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses during the year ended July 31, 2006.

Mold remediation credit. During the year ended July 31, 2006, the Company recorded a $1.4 million mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts and a true-up adjustment as the remediation project was substantially complete.  This credit has been recognized by the Company as a reduction of the remediation expense that was originally recognized in the year ended July 31, 2004 (see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this credit).

Investment income, net.  The Company invests excess cash in highly liquid investments, as permitted under the Credit Agreement underlying the Credit Facility and the Indenture relating to the 6.75% Notes.  The decrease in investment income for the year ended July 31, 2008 compared to the previous year is primarily due to a reduction in the average interest earned on investments, a decrease in average invested cash during the period as a result of significant capital investments and common stock repurchases and a $1.0 million impairment on a short-term investment resulting from a commercial paper write-down.

The increase in investment income for the year ended July 31, 2007 compared to the previous year is due to a significant increase in average invested cash balances during the year resulting primarily from increased cash flows net of increased capital expenditures.

Interest expense, net.  The Company’s primary sources of interest expense are the 6.75% Notes, its credit facilities, including unused commitment fees and letter of credit fees related to the $400 million revolving credit facility (the “Credit Facility Revolver”) thereunder, the outstanding $57.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”) and the series of bonds issued to finance the construction of employee housing facilities (the “Employee Housing Bonds”).  Interest expense decreased $2.0 million for the year ended July 31, 2008 compared to the year ended July 31, 2007 primarily due to a reduction in the average variable borrowing rate of the employee housing bonds and an increase in capitalized interest associated with significant ongoing real estate and related resort development.

Interest expense decreased $3.9 million for the year ended July 31, 2007 compared to the year ended July 31, 2006, due primarily to an increase in capitalized interest associated with significant ongoing real estate and related resort development.

(Loss) gain on sale of businesses, net.  The Company recorded a net loss of $0.6 million in the year ended July 31, 2007 on the sale of its investment in RTP.  The Company recorded a $4.7 million gain in the year ended July 31, 2006 associated with the sale of the assets constituting SRL&S.  Additionally in the year ended July 31, 2006, the Company recorded a $0.1 million loss associated with the December 2004 sale of the Company’s interest in BG Resort due to the settlement of certain contingencies (see Note 9, Sale of Businesses, of the Notes to Consolidated Financial Statements).

Contract dispute credit (charges), net.  In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and pursued its legal rights.  In October 2007, RockResorts received payment from Cheeca Holdings as final settlement of the parties’ management agreement termination dispute in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Statements of Operations for the year ended July 31, 2008.  The Company incurred $4.6 million and $3.3 million of legal related costs related to this matter in the years ended July 31, 2007 and 2006, respectively (see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information regarding this settlement).

Gain (loss) on put options, net.  The net gain for the year ended July 31, 2007 was related to the elimination of the put option liability (net of the write-off of the associated put option intangible asset) as a result of the sale of the Company’s investment in RTP in April 2007.  The net loss in the year ended July 31, 2006 was related to an increase in the estimated fair market value of the RTP put option.  As a result of the sale of the Company’s investment in RTP in April 2007, the Company currently does not anticipate recognizing further gain (loss) on put options (see Note 10, Put and Call Options, of the Notes to Consolidated Financial Statements, for more information regarding the Company's put options).

Minority interest in income of consolidated subsidiaries.  Minority interest in income of consolidated subsidiaries is a function of the performance of the Company's consolidated subsidiaries in which there is minority ownership.  The decrease in minority interest in the year ended July 31, 2008 is primarily due to a decrease in the minority shareholder’s ownership interest in SSV combined with a decrease in SSV's income before provision for income taxes. The increase in minority interest in the years ended July 31, 2007 and 2006 is primarily due to improvement in SSV's income before provision for income taxes.

Income taxes.  The Company's tax provision and effective tax rate are driven primarily by the amount of pre-tax income, taxable income generated by state jurisdictions that varies from the consolidated pre-tax income and other non-deductible items.  The increase in the Company’s tax provision for the years ended July 31, 2008, 2007 and 2006 was primarily driven by a significant increase in pre-tax income.  The effective tax rate was 38.0%, 39.0% and 39.0% in the years ended July 31, 2008, 2007 and 2006, respectively.  The income tax provision recorded in the year ended July 31, 2008 reflects the impact of favorable settlements with state taxing authorities of $1.0 million.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of net operating losses (“NOL”) carryforwards.  These restricted NOL carryforwards relate to fresh start accounting from the Company’s reorganization in 1992.  The Company has appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals.  However, if the Company is unsuccessful in its appeals process, it will not negatively impact the Company’s financial position or results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Year Ended July 31,
	2008	2007	2006
Mountain Reported EBITDA	$220,561	$207,728	$181,201
Lodging Reported EBITDA	10,225	18,199	13,114
Resort Reported EBITDA	230,786	225,927	194,315
Real Estate Reported EBITDA	45,937	(2,482)	6,719
Total Reported EBITDA	276,723	223,445	201,034
Depreciation and amortization	(93,794)	(87,664)	(86,098)
Relocation and separation charges	--	(1,433)	(5,096)
Asset impairment charges	--	--	(210)
Mold remediation credit	--	--	1,411
Loss on disposal of fixed assets, net	(1,534)	(1,083)	(1,035)
Investment income, net	8,285	12,403	7,995
Interest expense, net	(30,667)	(32,625)	(36,478)
(Loss) gain on sale of businesses, net	--	(639)	4,625
Contract dispute credit (charges), net	11,920	(4,642)	(3,282)
Gain (loss) on put options, net	--	690	(1,212)
Other income, net	--	--	50
Minority interest in income of consolidated subsidiaries, net	(4,920)	(7,801)	(6,694)
Income before provision for income taxes	166,013	100,651	75,010
Provision for income taxes	(63,086)	(39,254)	(29,254)
Net income	$102,927	$61,397	$45,756

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2008	2007
Long-term debt	$541,350	$593,733
Long-term debt due within one year	15,355	377
Total debt	556,705	594,110
Less: cash and cash equivalents	162,345	230,819
Net Debt	$394,360	$363,291

Liquidity and Capital Resources

Significant Sources of Cash

The Company's liquidity profile remained strong during the year ended July 31, 2008.  The Company had no borrowings under its Credit Facility and had $162.3 million of cash and cash equivalents as of July 31, 2008.  For the years ended July 31, 2008, 2007 and 2006, cash and cash equivalents (decreased) increased by $(68.5) million, $39.0 million and $55.2 million, respectively.  The Company generated $217.0 million of cash from operating activities during the year ended July 31, 2008, compared to $118.4 million and $63.7 million generated during the years ended July 31, 2007 and 2006, respectively.  For the last three fiscal years, the Company’s cash flows from operations have been positively impacted by an increase in Resort Reported EBITDA (the combination of Mountain Reported EBITDA and Lodging Reported EBITDA).  In addition, significant net cash flows from operating activities were generated in the year ended July 31, 2008 due to an increase in Real Estate Reported EBITDA adjusted for real estate cost of sales less investments in real estate.  For the years ended July 31, 2007 and 2006 net cash generated from operating activities was negatively impacted as investments in real estate exceeded Real Estate Reported EBITDA adjusted for real estate cost of sales.  The Company currently anticipates that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows.  Additionally, anticipated closings of real estate projects will provide a significant source of future cash flows from operations, offset by further investments in real estate (as further discussed below within Significant Uses of Cash).

Included within investing activities, the Company generated $30.7 million of cash from the sale of SRL&S in the year ended July 31, 2006. The Company does not currently anticipate material future cash from the sale of businesses in the near term.

Net cash provided by financing activities for the year ended July 31, 2008 decreased by $190.1 million compared to the year ended July 31, 2007 due to the decrease in net non-recourse borrowings of $111.0 million as well as an increase in repurchases of $84.6 million of the Company’s common stock during the year ended July 31, 2008 (as further discussed below within Significant Uses of Cash).  Additionally, cash proceeds from the exercise of stock options decreased by $14.6 million (including tax benefits) for the year ended July 31, 2008 compared to the year ended July 31, 2007.  The Company’s net cash provided by financing activities for the year ended July 31, 2007 was consistent with the year ended July 31, 2006; however, cash proceeds from the exercise of stock options decreased by $42.6 million (including tax benefits) for the year ended July 31, 2007 compared to the year ended July 31, 2006, which was offset by an increase in proceeds from non-recourse borrowings in the year ended July 31, 2007.

In addition to the Company’s $162.3 million of cash and cash equivalents as of July 31, 2008, the Company has available $306.2 million under its Credit Facility (which represents the total commitment of $400 million less certain letters of credit outstanding of $93.8 million).  As of July 31, 2008 and 2007, total long-term debt (including long-term debt due within one year) was $556.7 million and $594.1 million, respectively, with the decrease as of July 31, 2008 due to the net repayment of non-recourse financing related to the Company’s vertical real estate projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $363.3 million as of July 31, 2007 to $394.4 million as of July 31, 2008 due to a reduction in cash and cash equivalents as discussed above, partially off-set by a reduction in borrowings under the Company’s non-recourse financings.  The Company believes it is well positioned to take advantage of potential strategic options as further discussed below, as the Company has significant cash and cash equivalents on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows (including cash to be generated from anticipated real estate closings net of proceeds used to pay off real estate specific financing) and borrowings, if necessary, under the Credit Facility.  In order to provide additional flexibility for the Company’s liquidity needs, the Company finalized in March 2008 an agreement with the lenders in its Credit Facility to utilize an accordion feature to expand commitments under the existing facility by $100 million (for a total borrowing capacity of $400 million), at the same terms existing in the current facility.  The Company believes the Credit Facility, which matures in 2012, including the expanded commitments would provide added flexibility especially when evaluating future financing needs for its real estate projects given the current state of the non-recourse financing available in the capital markets, and is priced favorably, with any new borrowings currently being priced at LIBOR plus 0.50%.

In addition to building excess cash, the Company continuously evaluates how to utilize its excess cash, including any combination of the following strategic options: self-funded real estate under development, continue recent levels of investment in resort assets, pursue strategic acquisitions, pay off outstanding debt, repurchase additional common stock of the Company and/or other options to return value to stockholders.  The Company’s debt generally has favorable fixed interest rates and is long-term in nature.  The Company’s Credit Facility and the Indenture limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock, and the pay off of certain of its debt, including its 6.75% Notes.

Significant Uses of Cash

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects.  In addition, the Company expects it will incur a significant increase in cash income tax payments for the next two to three years due to the utilization of all NOL carryforwards previously available to offset taxable income (subject to the appeal of the IRS ruling described above), real estate under development and an estimated decline in tax benefits resulting from stock award exercises.

The Company expects to spend approximately $260 million to $280 million in calendar year 2008 for real estate development projects, including the construction of associated resort-related depreciable assets, of which $153 million was spent as of July 31, 2008, leaving approximately $107 million to $127 million to spend in the remainder of calendar year 2008.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $291 million.  The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts.  The Company expects investments in real estate will be significant for the foreseeable future as the Company continues its vertical development efforts.  The Company has not finalized its real estate development plan for calendar year 2009.  The Company obtained non-recourse financing to partially fund construction of Arrabelle and Chalets projects.  In addition to utilizing project-specific financing and cash on hand as appropriate, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest significant cash in the future.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $105 million to $115 million of resort capital expenditures for calendar year 2008 excluding resort depreciable assets arising from real estate activities noted above, of which $48 million was spent as of July 31, 2008, leaving approximately $57 million to $67 million to spend in the remainder of calendar year 2008.  This overall resort capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  Included in these capital expenditures are approximately $40 million to $42 million which are necessary to maintain appearance and level of service appropriate to the Company’s world-class resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2008 includes a replacement of an existing gondola with a new state-of-the-art eight passenger Keystone River Run gondola in River Run Village; completion of an on-mountain ski school building following the new Buckaroo Express gondola installed in 2007 at Beaver Creek; full renovation of The Osprey at Beaver Creek (formerly known as the Inn at Beaver Creek), including substantial upgrades to create a unique ultra-luxury RockResorts branded hotel; new snowmaking equipment at Peak 7 in Breckenridge; start of a Jackson Lake Lodge room remodel in Grand Teton National Park; and upgrades to the Company’s central reservations, marketing database and e-commerce booking systems, among other projects.  The Company has not finalized its specific resort capital plan for calendar year 2009.  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $556.7 million debt outstanding as of July 31, 2008) are not due until fiscal 2014 and beyond.  Excluding payments of amounts due under non-recourse real estate financing ($49.4 million), which are expected to be made utilizing proceeds from the applicable real estate closings, the Company has a total of $18.2 million of principal payments due over the next five fiscal years on its current debt outstanding.  Interest payments under the Company's debt will be approximately $36 million in the year ending July 31, 2009, assuming the debt remains at its current level and assuming current interest rates.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $102.0 million of variable-rate debt outstanding as of July 31, 2008.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.8 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can manage changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the year ended July 31, 2008, the Company repurchased 2,330,608 shares of common stock at a cost of $99.6 million.  Since inception of this stock repurchase plan, the Company has repurchased 3,004,108 shares at a cost of approximately $125.5 million, through July 31, 2008.  As of July 31, 2008, 2,995,892 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

The Company was in compliance with all restrictive financial covenants in its debt instruments as of July 31, 2008.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2009.  However, there can be no assurance that the Company will meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as debt agreements, construction agreements in conjunction with the Company’s development activities and lease agreements.  Debt obligations, which total $556.7 million as of July 31, 2008 are recognized as liabilities in the Company's Consolidated Balance Sheet as of July 31, 2008. Obligations under construction contracts are not recognized as liabilities in the Company’s Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP.  Additionally, operating lease obligations, which total $68.7 million as of July 31, 2008, are not recognized as liabilities in the Company's Consolidated Balance Sheet, which is in accordance with GAAP.  A summary of the Company's contractual obligations as of July 31, 2008 is as follows (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2009	years	years	5 years
Long-Term Debt (1)	$556,705	$15,355	$51,569	$623	$489,158
Fixed Rate Interest (1)	196,192	30,234	59,204	58,997	47,757
Operating Leases and Service Contracts	68,739	13,214	21,454	14,961	19,110
Purchase Obligations (2)	591,927	560,827	31,100	--	--
Other Long-Term Obligations (3)	1,594	417	353	350	474
Total Contractual Cash Obligations	$1,415,157	$620,047	$163,680	$74,931	$556,499

(1)           The fixed-rate interest payments included in the table above assume that all fixed-rate debt outstanding as of July 31, 2008 will be held to maturity.  Interest payments associated with variable-rate debt have not been included in the table.  Assuming that the amounts outstanding under variable-rate long-term debt as of July 31, 2008 are held to maturity, and utilizing interest rates in effect at July 31, 2008, the Company anticipates that its annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2008 will be in the range of $2.0 million to $3.0 million (excluding interest payments of approximately $1.0 million to be paid in the year ending July 31, 2009, related to non-recourse real estate financing) for at least the next five years.  The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2008, and do not reflect interest obligations on potential future debt including non-recourse financing associated with real estate development.
(2)           Purchase obligations include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes, accrued interest, contingencies, commitments to complete real estate projects on the Company's Consolidated Balance Sheet as of July 31, 2008 and other commitments for goods and services not yet received, including construction contracts.
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

The Company has identified the most critical accounting policies upon which its financial status depends.  The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The Company also has other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require the Company to make estimates or judgments that are complex or subjective.  The Company has reviewed these critical accounting policies and related disclosures with the Company’s Audit Committee of the Board of Directors.

Real Estate Revenue and Cost of Sales.

Description

The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate or condominium units sold within a project, when specific identification of costs cannot be reasonably determined.  The determination of cost of sales may utilize estimates for the value of resort depreciable assets that may be part of a mixed-use real estate development project and total costs to be incurred on a real estate development project.

Judgments and Uncertainties

Changes to either the relative sales values of the components of a project, which may include resort depreciable assets, or the total projected costs to be incurred to determine cost of sales may cause significant variances in the profit margins recognized on individual parcels or units within a project.

Effect if Actual Results Differ From Assumptions

A 10% change in the estimates of either the relative sales values of the components of a project or remaining costs to be incurred for projects utilizing the relative sales value method would have changed the profit margin recognized by approximately $13.1 million for the year ended July 31, 2008.

Intangible Assets.

Description

The Company acquires intangible assets, including goodwill, primarily through business combinations.  The assignment of value to individual intangible assets generally requires the assistance of a specialist, such as an appraiser.  The assumptions used in the appraisal process are forward-looking, and thus are subject to significant interpretation.  Because individual intangible assets (i) may be expensed immediately upon acquisition; (ii) amortized over their estimated useful life; or (iii) not amortized, the assigned values and lives, when applicable, could have a material effect on current and future period results of operations.  Further, intangibles are subject to certain judgments when evaluating impairment pursuant to SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”), discussed further in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.  The Company tests goodwill and indefinite lived intangible assets annually for impairment under SFAS 142 as of May 1, or whenever events may indicate a possible impairment exists.  Additionally, future operating results could trigger significant future non-cash impairment charges.

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

Effect if Actual Results Differ From Assumptions

The Company completed the annual impairment testing of intangible assets in the fourth quarter of the year ended July 31, 2008, which resulted in no impairment being recorded, using the methodology described herein.  A 10% decrease in the estimated fair value of the reporting unit associated with goodwill and/or fair value of the intangible assets tested would not have had a significant impact on the test results.

Tax Contingencies.

Description

On August 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”).  See Note 11 in the Notes of Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of tax credits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions.  The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  A significant amount of time may pass before a particular matter, for which the Company may have established a reserve, is audited and fully resolved.

The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  The examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards.  These restricted NOL carryforwards relate to fresh start accounting from the Company’s reorganization in 1992.  The Company has appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals.

Judgments and Uncertainties

The estimates of the Company's tax contingencies reserve contains uncertainty because management must use judgment to estimate the potential exposure associated with the Company's various filing positions.

Effect if Actual Results Differ From Assumptions

Although management believes that the estimates and judgments discussed herein are reasonable and it has adequate reserves for its tax contingencies, actual results could differ, and the Company may be exposed to increases or decreases in those reserves and tax provisions that could be material.

An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution.  A favorable tax settlement could possibly result in a reduction in the Company's tax expense, effective tax rate, income taxes payable and/or adjustments to its deferred tax assets, liabilities or intangible assets in the year of settlement or in future years.

Depreciable Lives of Assets.

Description

Mountain and lodging operational assets, furniture, computer equipment, software, vehicles and leasehold improvements are depreciated using the straight-line method over the estimated useful life of the asset.  Assets may become obsolete or require replacement before the end of their useful life in which the remaining book value would be written off or the Company could incur costs to remove or dispose of assets no longer in use.

Judgments and Uncertainties

The estimates of the Company’s useful life of the assets contains uncertainty because management must use judgment to estimate the useful life of the asset.

Effect if Actual Results Differ From Assumptions

Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and the Company may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material.  A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $9.0 million for the year ended July 31, 2008.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  The requirements of SFAS 157 are effective for the Company beginning August 1, 2008 (the Company’s fiscal year ending July 31, 2009).  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (the Company's fiscal year ending July 31, 2010) and interim periods within the fiscal year of adoption.  The adoption of SFAS 157 for financial assets and liabilities will not have a material impact on the Company’s financial position or results of operations.  The Company is currently evaluating the impacts, if any, the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  The requirements of SFAS 159 are effective for the Company beginning August 1, 2008 (the Company’s fiscal year ending July 31, 2009).  The Company does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial position or results of operations upon adoption.

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

Seasonality and Quarterly Results

The Company's mountain and lodging operations are seasonal in nature.  In particular, revenue and profits for the Company's mountain and most of its lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company's owned golf courses occur during the summer months while the winter season generally results in operating losses.  Revenue and profits generated by GTLC's summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset the Company's off-season losses from its mountain and other lodging operations.  During the year ended July 31, 2008, 80% of total combined Mountain and Lodging segment net revenue was earned during the second and third fiscal quarters.  Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 15, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2008, the Company had $102.0 million of variable rate indebtedness, representing 18.3% of the Company's total debt outstanding, at an average interest rate during the year ended July 31, 2008 of 5.2%.  Based on variable-rate borrowings outstanding as of July 31, 2008, a 100-basis point (or 1.0%) change in LIBOR will cause the Company's annual interest payments to change by $0.8 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2008, 2007 and 2006

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

Management's Report on Internal Control over Financial Reporting

Management of Vail Resorts, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2008.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that, as of July 31, 2008, the Company's internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the Company’s internal control over financial reporting as of July 31, 2008, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 24, 2008

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$162,345	$230,819
Restricted cash	58,437	54,749
Trade receivables, net of allowances of $1,666 and $2,118, respectively	50,185	43,557
Inventories, net of reserves of $1,211 and $826, respectively	49,708	48,064
Deferred income taxes (Note 11)	15,142	15,056
Other current assets	23,078	19,392
Total current assets	358,895	411,637
Property, plant and equipment, net (Note 5)	1,056,837	885,926
Real estate held for sale and investment	249,305	357,586
Deferred charges and other assets	38,054	30,129
Notes receivable	8,051	8,639
Goodwill, net (Note 5)	142,282	141,699
Intangible assets, net (Note 5)	72,530	73,507
Total assets	$1,925,954	$1,909,123

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$294,182	$281,779
Income taxes payable	57,474	37,441
Long-term debt due within one year (Note 4)	15,355	377
Total current liabilities	367,011	319,597
Long-term debt (Note 4)	541,350	593,733
Other long-term liabilities (Note 5)	183,643	181,830
Deferred income taxes (Note 11)	75,279	72,213
Commitments and contingencies (Note 13)
Minority interest in net assets of consolidated subsidiaries	29,915	27,711
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, and 39,926,496 and 39,747,976 shares issued, respectively	399	397
Additional paid-in capital	545,773	534,370
Retained earnings	308,045	205,118
Treasury stock, at cost; 3,004,108 and 673,500 shares, respectively (Note 16)	(125,461)	(25,846)
Total stockholders’ equity	728,756	714,039
Total liabilities and stockholders’ equity	$1,925,954	$1,909,123

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2008	2007	2006
Net revenue:
Mountain	$685,533	$665,377	$620,441
Lodging	170,057	162,451	155,807
Real estate	296,566	112,708	62,604
Total net revenue	1,152,156	940,536	838,852
Segment operating expense:
Mountain	470,362	462,708	443,116
Lodging	159,832	144,252	142,693
Real estate	251,338	115,190	56,676
Total segment operating expense	881,532	722,150	642,485
Other operating (expense) income:
Gain on sale of real property	709	--	--
Depreciation and amortization	(93,794)	(87,664)	(86,098)
Relocation and separation charges (Note 8)	--	(1,433)	(5,096)
Asset impairment charges	--	--	(210)
Mold remediation credit (Note 13)	--	--	1,411
Loss on disposal of fixed assets, net	(1,534)	(1,083)	(1,035)
Income from operations	176,005	128,206	105,339
Mountain equity investment income, net	5,390	5,059	3,876
Real estate equity investment income	--	--	791
Investment income, net	8,285	12,403	7,995
Interest expense, net	(30,667)	(32,625)	(36,478)
(Loss) gain on sale of businesses, net (Note 9)	--	(639)	4,625
Contract dispute credit (charges), net (Note 13)	11,920	(4,642)	(3,282)
Gain (loss) on put options, net (Note 10)	--	690	(1,212)
Other income, net	--	--	50
Minority interest in income of consolidated subsidiaries, net	(4,920)	(7,801)	(6,694)
Income before provision for income taxes	166,013	100,651	75,010
Provision for income taxes (Note 11)	(63,086)	(39,254)	(29,254)
Net income	$102,927	$61,397	$45,756

Per share amounts (Note 3):
Basic net income per share	$2.67	$1.58	$1.21
Diluted net income per share	$2.64	$1.56	$1.19

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Deferred	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity
Balance, July 31, 2005	36,596,193	$366	$442,527	$(329)	$97,965	$--	$540,529
Net income	--	--	--	--	45,756	--	45,756
Stock-based compensation
(Note 17)	--	--	6,476	--	--	--	6,476
Reversal of deferred
compensation due to adoption
of SFAS 123R	--	--	(329)	329	--	--	--
Issuance of shares
under share
award plans (Note 17)	2,440,089	24	46,508	--	--	--	46,532
Tax benefit from share
award plans	--	--	14,323	--	--	--	14,323
Repurchase of common stock
(Note 16)	--	--	--	--	--	(10,839)	(10,839)
Balance, July 31, 2006	39,036,282	390	509,505	--	143,721	(10,839)	642,777
Net income	--	--	--	--	61,397	--	61,397
Stock-based compensation
(Note 17)	--	--	6,965	--	--	--	6,965
Issuance of shares
under share
award plans (Note 17)	711,694	7	10,975	--	--	--	10,982
Tax benefit from share
award plans	--	--	6,925	--	--	--	6,925
Repurchase of common stock
(Note 16)	--	--	--	--	--	(15,007)	(15,007)
Balance, July 31, 2007	39,747,976	397	534,370	--	205,118	(25,846)	714,039
Net income	--	--	--	--	102,927	--	102,927
Stock-based compensation
(Note 17)	--	--	8,414	--	--	--	8,414
Issuance of shares
under share
award plans (Note 17)	178,520	2	1,122	--	--	--	1,124
Tax benefit from share
award plans	--	--	1,867	--	--	--	1,867
Repurchase of common stock
(Note 16)	--	--	--	--	--	(99,615)	(99,615)
Balance, July 31, 2008	39,926,496	$399	$545,773	$--	$308,045	$(125,461)	$728,756

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended July 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$102,927	$61,397	$45,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,794	87,664	86,098
Real estate cost of sales	208,820	81,176	35,121
Stock-based compensation expense	8,414	6,998	6,523
Asset impairment charges	--	--	210
Mold remediation credit	--	--	(559)
Loss (gain) on sale of businesses, net	--	639	(4,625)
Deferred income taxes, net	2,980	(3,968)	1,322
Minority interest in net income of consolidated subsidiaries	4,920	7,801	6,694
Other non-cash expense (income), net	(7,268)	720	(6,291)
Changes in assets and liabilities:
Restricted cash	(3,688)	(34,427)	(2,069)
Accounts receivable, net	(12,173)	(4,496)	(2,644)
Inventories, net	(1,643)	(5,171)	(4,811)
Investments in real estate	(217,482)	(179,234)	(129,728)
Notes receivable	4,429	(2,590)	(1,925)
Accounts payable and accrued expenses	5,946	30,691	26,213
Income taxes receivable/payable	20,033	19,924	4,538
Deferred real estate deposits	(2,308)	25,330	14,539
Private club deferred initiation fees and deposits	15,867	21,438	7,126
Other assets and liabilities, net	(6,572)	4,550	(17,812)
Net cash provided by operating activities	216,996	118,442	63,676
Cash flows from investing activities:
Capital expenditures	(150,892)	(119,232)	(88,901)
Cash received from sale of businesses	--	3,544	30,712
Purchase of minority interests	--	(8,387)	--
Other investing	2,757	(8,071)	(3,804)
Net cash used in investing activities	(148,135)	(132,146)	(61,993)
Cash flows from financing activities:
Repurchases of common stock	(99,615)	(15,007)	(10,839)
Payment of financing costs	(695)	(1,294)	(1,584)
Proceeds from borrowings under Non-Recourse Real Estate Financings	136,519	75,019	25,548
Payments of Non-Recourse Real Estate Financings	(174,008)	(1,493)	(12,191)
Proceeds from borrowings under other long-term debt	77,641	64,612	38,112
Payments of other long-term debt	(78,121)	(75,284)	(42,248)
Distributions from joint ventures to minority shareholders	(2,939)	(10,005)	(4,239)
Proceeds from exercise of stock options	1,994	11,496	46,649
Tax benefit from share award plans	1,867	6,925	14,323
Other financing	22	(2,240)	--
Net cash (used in) provided by financing activities	(137,335)	52,729	53,531
Net (decrease) increase in cash and cash equivalents	(68,474)	39,025	55,214
Cash and cash equivalents:
Beginning of period	230,819	191,794	136,580
End of period	$162,345	$230,819	$191,794

Cash paid for interest, net of amounts capitalized	$34,298	$23,573	$33,550
Taxes paid, net	$35,483	$16,357	$8,617

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions
(In thousands)

	Year Ended July 31,
	2008	2007	2006
Land exchange with the United States Forest Service	$--	$--	$5,407

The accompanying Notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.           Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly Mountain Resort (“Heavenly”) in the Lake Tahoe area of California and Nevada, as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), and golf courses.  Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities.  The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company’s operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Investments in Affiliates and Note 7, Variable Interest Entities).

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

Cash and Cash Equivalents-- The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash-- Restricted cash represents certain deposits received from real estate development related transactions, amounts held as state-regulated reserves for self-insured workers' compensation claims and owner and guest advance deposits held in escrow for lodging reservations.

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

Estimated Life
in Years
Land improvements	10-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million.  The Company records capitalized interest once construction activities commence and capitalized $1.6 million, $1.1 million and $0.1 million of interest on non-real estate projects during the years ended July 31, 2008, 2007 and 2006, respectively.

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

Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use.  The cost of sales for individual parcels of real estate within a project is determined using either specific identification or the relative sales value method, as applicable.  Sales and marketing expenses are charged against income in the period incurred.  Sales commission expenses are charged against income in the period that the related revenue is recorded.  The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction.  Interest capitalized on real estate development projects during the years ended July 31, 2008, 2007 and 2006 was $11.8 million, $8.2 million and $2.2 million, respectively.

The Company is a member in Keystone/Intrawest, LLC (“KRED”), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain.  The Company's investment in KRED, including the Company's equity earnings from the inception of KRED, is reported as “real estate held for sale and investment” in the accompanying Consolidated Balance Sheets.  The Company recorded equity investment income of zero for the years ended July 31, 2008 and 2007, and $0.8 million for the year ended July 31, 2006, related to KRED.  During the year ended July 31, 2006, KRED made distributions of $2.2 million related to the sale of final inventory of developed real estate.  It is the intent of the members to dissolve KRED.

Deferred Financing Costs-- Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization.  Amortization is charged to interest expense over the respective term of the applicable debt issues.

Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions.  The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value.  As prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”), goodwill and certain indefinite lived intangible assets, including excess reorganization value, water rights and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing.  The Company tests annually (or more often, if necessary) for impairment under SFAS 142 as of May 1.  The Company determined that there was no impairment to goodwill or intangible assets during the years ended July 31, 2008, 2007 and 2006.

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity.  SFAS 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  SFAS 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs.

Revenue Recognition-- Mountain and Lodging revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, hotel operations, property management services, private club dues and golf course greens fees, and are recognized as products are delivered or services are performed.  Revenue from private club initiation fees is recognized over the estimated life of the club facilities.  Revenue from arrangements with multiple deliverables is bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting.  If fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.

Revenue from real estate primarily involves the sale of condominiums/townhomes and land parcels (including related improvements).  Revenue is not recognized until a sale is fully consummated as evidenced by (i) a binding contract, (ii) receipt of adequate consideration and (iii) transfer to the buyer the usual risks and rewards of ownership.  Contingent future profits, if any, are recognized only when received.  The Company generally applies the “full accrual” method of revenue recognition thereby recognizing revenue and the related profit upon transfer of title to the buyer.  However, if the Company has an obligation to complete improvements to parcels or to construct amenities or other facilities as contractually required by sales that have been consummated, the Company utilizes the “percentage-of-completion” method of revenue recognition.  The Company recorded revenue under the percentage-of-completion method of approximately $1.4 million, $7.1 million and $6.4 million for the years ended July 31, 2008, 2007 and 2006, respectively.  Additionally, the Company uses the “deposit” method for sales that have not been completed for which payments have been received from buyers (reflected as deferred real estate deposits in the Company’s Consolidated Balance Sheets), and as such no profit is recognized until the sale is consummated.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued commitment liabilities for costs to be incurred subsequent to the sales transaction.  The Company utilized the relative sales value method to determine cost of sales for individual parcels of real estate or condominium units sold within a project, when specific identification of costs cannot be reasonably determined.  Estimates of project costs and cost allocations are reviewed at the end of each financial reporting period until a project is substantially completed and available for sale.  Costs are revised and reallocated as necessary for material changes on the basis of current estimates and are reported as a change in estimate in the current period.  The Company recorded changes in estimates that increased (decreased) real estate cost of sales by approximately $0.1 million, $(0.6) million and $(0.2) million for the years ended July 31, 2008, 2007 and 2006, respectively.  Additionally, for the years ended July 31, 2007 and 2006, the Company recorded $7.6 million and $1.8 million, respectively, of incremental remediation costs to complete the Jackson Hole Golf & Tennis Club (“JHG&TC”) cabins that had design and construction issues.

Deferred Revenue-- In addition to deferring certain revenue related to private club initiation fees and the real estate sales as noted above, the Company records deferred revenue related to the sale of season ski passes and certain other lift ticket products.  The number of season pass holder visits is estimated based on historical data and the deferred revenue is recognized throughout the season based on this estimate.

Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers' compensation, third-party loss contingencies, liabilities for the completion of real estate sold by the Company, allowance for doubtful accounts, property taxes and loyalty reward programs among other items.  The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its financial statements.  These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.  The Company records legal costs related to defending its claims as incurred.

Advertising Costs-- Advertising costs are expensed at the time such advertising commences.  Advertising expense for the years ended July 31, 2008, 2007 and 2006 was $17.6 million, $17.5 million and $17.2 million, respectively.  At July 31, 2008 and 2007, prepaid advertising costs of $0.4 million and $0.3 million, respectively, are reported as “other current assets” in the Company's Consolidated Balance Sheets.

Income Taxes-- The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized (see Note 11, Income Taxes, for more information related to deferred tax assets and liabilities).

On August 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.  However, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements (see Note 11, Income Taxes, for more information related to the adoption of FIN 48).

Net Income Per Share-- In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”) (“SFAS 128”), the Company computes net income per share on both the basic and diluted basis (see Note 3, Net Income Per Common Share).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.  The fair value of amounts outstanding under the Company's credit facilities, Employee Housing Bonds and Non-Recourse Real Estate Financings (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Notes (as defined in Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (as defined in Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2008 and 2007 is presented below (in thousands):

	July 31, 2008		July 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.75% Notes	$390,000	$362,700	$390,000	$377,325
Industrial Development Bonds	$57,700	$57,556	$57,700	$59,206
Other long-term debt	$7,036	$6,590	$6,953	$6,863

Stock Compensation-- At July 31, 2008, the Company had four stock-based compensation plans, which are described more fully in Note 17, Stock Compensation Plans.  The Company uses the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  The following table shows total stock-based compensation expense for the years ended July 31, 2008, 2007 and 2006 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2008	2007	2006
Mountain operating expense	$3,834	$3,824	$3,685
Lodging operating expense	1,294	1,091	1,334
Real estate operating expense	3,136	2,083	1,504
Pre-tax stock-based compensation expense	8,264	6,998	6,523
Less: benefit for income taxes	3,134	2,628	2,450
Net stock-based compensation expense	$5,130	$4,370	$4,073

Concentration of Credit Risk-- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash.  The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of FDIC insurance limits.  The Company does not enter into financial instruments for trading or speculative purposes.  Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

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

New Accounting Pronouncements-- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  The requirements of SFAS 157 are effective for the Company beginning August 1, 2008 (the Company’s fiscal year ending July 31, 2009).  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (the Company's fiscal year ending July 31, 2010) and interim periods within the fiscal year of adoption.  The adoption of SFAS 157 for financial assets and liabilities will not have a material impact on the Company’s financial position or results of operations.  The Company is currently evaluating the impacts, if any, the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  The requirements of SFAS 159 are effective for the Company beginning August 1, 2008 (the Company’s fiscal year ending July 31, 2009).  The Company does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial position or results of operations upon adoption.

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

3.           Net Income Per Common Share

SFAS 128 establishes standards for computing and presenting EPS.  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the Consolidated Statements of Operations and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the years ended July 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended July 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$102,927	$102,927	$61,397	$61,397	$45,756	$45,756

Weighted-average shares outstanding	38,616	38,616	38,849	38,849	37,866	37,866
Effect of dilutive securities	--	318	--	525	--	701
Total shares	38,616	38,934	38,849	39,374	37,866	38,567
Net income per share	$2.67	$2.64	$1.58	$1.56	$1.21	$1.19

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 63,000, 18,000 and 334,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

4.           Long-Term Debt

Long-term debt as of July 31, 2008 and 2007 is summarized as follows (in thousands):

	Fiscal Year	July 31,	July 31,
	Maturity (i)	2008	2007
Credit Facility Revolver (a)	2012	$--	$--
SSV Facility (b)	2011	--	--
Industrial Development Bonds (c)	2009-2020	57,700	57,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
Non-Recourse Real Estate Financings (e)	2010	49,394	86,882
6.75% Senior Subordinated Notes (f)	2014	390,000	390,000
Other (g)	2009-2029	7,036	6,953
Total debt		556,705	594,110
Less: Current maturities (h)		15,355	377
Long-term debt		$541,350	$593,733

(a)
On March 20, 2008, The Vail Corporation (“Vail Corp.”), a wholly-owned subsidiary of the Company, exercised the accordion feature under the revolver component of its senior credit facility (the “Credit Facility”) as provided in the existing Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corp., Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”), which expanded the borrowing capacity from $300.0 million to $400.0 million at the same terms existing in the Credit Agreement.

Vail Corp. obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of Vail Corp., substantially all of its subsidiaries and the Company's interest in SSV.  The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit.  Borrowings under the Credit Agreement bear interest annually at the Company's option currently at the rate of (i) LIBOR plus 0.5% (2.96% at July 31, 2008) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (5.00% at July 31, 2008).  Interest rate margins fluctuate based upon the ratio of the Company's Net Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis.  The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-end.  The unused amount available for borrowing under the Credit Agreement was $306.2 million as of July 31, 2008, net of certain letters of credit of $93.8 million outstanding under the Credit Agreement.  The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.  In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio, Minimum Net Worth and the Minimum Interest Coverage ratio (each as defined in the Credit Agreement).

(b)
In September 2005, SSV entered into a new credit facility (“SSV Facility”) with U.S. Bank as lender to refinance its existing credit facility and to provide additional financing for future acquisitions.  The new facility provides for financing up to an aggregate $33.0 million consisting of (i) an $18.0 million working capital revolver, (ii) a $10.0 million reducing revolver and (iii) a $5.0 million acquisition revolver.  Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV ($94.3 million at July 31, 2008).  Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment of SSV.  The SSV Facility matures September 2010.  Borrowings bear interest annually at SSV's option of (i) LIBOR plus 0.875% (3.34% at July 31, 2008) or (ii) U.S. Bank's prime rate minus 1.75% (3.25% at July 31, 2008).  Proceeds under the working capital revolver are for SSV's seasonal working capital needs.  No principal payments are due until maturity, and principal may be drawn and repaid at any time.  Proceeds under the reducing revolver were used to pay off SSV's existing credit facility.  Principal under the reducing revolver may be drawn and repaid at any time.  The reducing revolver commitments decrease by $0.3 million on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006 ($6.6 million available at July 31, 2008).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval.  Principal under the acquisition revolver may be drawn and repaid at any time.  The acquisition revolver commitments decrease by $0.2 million on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007 ($3.9 million available at July 31, 2008).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The SSV Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c)
The Company has outstanding $57.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”), of which $41.2 million were issued by Eagle County, Colorado (the “Eagle County Bonds”) and mature, subject to prior redemption, on August 1, 2019.  These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1.  The promissory note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the Forest Service permits for Vail and Beaver Creek.  In addition, the Company has outstanding two series of refunding bonds (collectively, the “Summit County Bonds”).  At July 31, 2008, the Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $15.0 million and bear interest at 7.875%.  On August 29, 2008 the borrowings under the Series 1990 Sports Facilities Refunding Revenue Bond was paid in full.  The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in the year ending July 31, 2011 and bear interest at 7.375%.  The promissory note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to the Bank of New York as Trustee under the Indenture of Trust underlying the Summit County Bonds.  The promissory note is also collateralized in accordance with a guaranty from Ralston Purina Company (subsequently assumed by Vail Corp. to the Trustee for the benefit of the registered owners of the bonds).

(d)
The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot.  The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company's seasonal employees at its mountain resorts.  The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (2.46% to 2.51% at July 31, 2008).  Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly.  No principal payments are due on the Employee Housing Bonds until maturity.  Each Employee Housing Entity’s bonds were issued in two series.  The Series A bonds for each Employee Housing Entity and the Series B bonds for Breckenridge Terrace, BC Housing and Tenderfoot are backed by letters of credit issued under the Credit Facility.  The Series B bonds for Tarnes are backed by a letter of credit issued by a bank, for which the assets of Tarnes serve as collateral ($7.9 million at July 31, 2008).  The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2008 and 2007 (in thousands):

	Maturity (i)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
In March 2007, The Chalets at The Lodge at Vail, LLC (“Chalets”), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (“Chalets Facility”) in the amount of up to $123.0 million with Wells Fargo, as administrative agent, book manager, and joint lead arranger, U.S. Bank as joint lead arranger and syndication agent, and the lenders party thereto.  Borrowings under the Chalets Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of The Lodge at Vail Chalets, a residential development consisting of 13 luxury condominium units, as well as a private mountain club, a spa, skier services building and parking structure.  Borrowings under the Chalets Facility are due upon the earlier of either the closing of the condominium units (of which the amount due is determined by the amount of proceeds received upon closing) or the stated maturity date of September 1, 2009.  Borrowings under the Chalets Facility are required to be paid in full by Chalets prior to any distribution of funds from the closings of the luxury condominium units to the Company.  Chalets has the option to extend the term of the Chalets Facility for six months, subject to certain requirements.  Borrowings under the Chalets Facility bear interest annually  at the Chalets’ option, at the rate of (i) LIBOR plus a margin of 1.35% (3.81% at July 31, 2008) or (ii) the greater of (x) the administrative agent’s prime commercial lending rate (5.00% at July 31, 2008) or (y) the Federal Funds Rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5% (2.59% at July 31, 2008).  The Chalets Facility provides for affirmative and negative covenants that restrict, among other things, Chalets’ ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions.  The Chalets Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, the lenders have recourse only against Chalets’ assets ($191.4 million at July 31, 2008) and as provided for below the lenders do not have recourse against assets held by the Company or Vail Corp.  All assets of Chalets are provided as collateral under the Chalets Facility.  At July 31, 2008, borrowings under the Chalets Facility were $49.4 million.  The investment in the Chalet’s real estate development is recorded in real estate held for sale and investment.  Subsequent to July 31, 2008, the Company had net repayments under the Chalets Facility of $6.1 million.

In connection with the Chalets Facility, the Company and/or certain subsidiaries guarantee the completion of the construction of the project (but not the repayment of any amounts drawn under the Chalet Facility).  However, Vail Corp. could be responsible to pay damages to the lenders under very limited circumstances.  If either the Company or Vail Corp. is required to perform Chalets’ obligation to complete the project, the lenders will make available to the Company or Vail Corp. any undisbursed commitments under the Chalets Facility for the completion of construction and development of the project.

In January 2006, Arrabelle at Vail Square, LLC (“Arrabelle”), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (“Arrabelle Facility”) in the amount of up to $175.0 million with U.S. Bank, as administrative agent, and U.S. Bank and Wells Fargo, as joint lead arrangers.  Borrowings under the Arrabelle Facility were non-revolving and must be used for the payment of certain costs associated with the construction and development of The Arrabelle at Vail Square, a mixed-use development consisting of 66 luxury residential condominium units, a 36-room RockResorts hotel, approximately 33,000 square feet of retail and restaurant space, a spa, private mountain club, skating rink and skier services facilities.  The Arrabelle Facility had a scheduled maturity of August 1, 2008, and principal payments were due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units.  During the year ended July 31, 2008 the borrowings under the Arrabelle Facility were paid in full.

(f)
The Company has outstanding $390.0 million of Senior Subordinated Notes due 2014 (“6.75% Notes”) issued in January 2004.  The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15.  The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity.  The Company has certain early redemption options under the terms of the 6.75% Notes.  The premium for early redemption of the 6.75% Notes ranges from 0% to 3.375%, depending on the date of redemption beginning in February 2009.  The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility.  The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (see Note 19, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).  The Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and The Bank of New York Mellon Trust Company N.A., as Trustee (the “Indenture”) governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies.

(g)
Other obligations primarily consist of a $6.3 million note outstanding to the Colorado Water Conservation Board, which matures in the year ending July 31, 2029, and capital leases totaling $0.7 million.  Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 3.5% to 6.0% and have maturities ranging from the year ending July 31, 2009 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.

(i)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2008 reflected by fiscal year are as follows (in thousands):

	Non-Recourse Real Estate Financings	All Other	Total
2009	$--	$15,355	$15,355
2010	49,394	344	49,738
2011	--	1,831	1,831
2012	--	305	305
2013	--	318	318
Thereafter	--	489,158	489,158
Total debt	$49,394	$507,311	$556,705

The Company recorded gross interest expense of $44.1 million, $41.9 million and $38.7 million for the years ended July 31, 2008, 2007 and 2006, respectively, of which $2.5 million, $1.9 million and $1.8 million was amortization of deferred financing costs.  The Company capitalized $13.4 million, $9.3 million and $2.2 million of interest during the years ended July 31, 2008, 2007 and 2006, respectively.  The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	July 31,
	2008	2007
Land and land improvements	$265,123	$249,291
Buildings and building improvements	685,393	553,958
Machinery and equipment	457,825	420,514
Furniture and fixtures	149,251	114,615
Software	39,605	27,756
Vehicles	28,829	27,179
Construction in progress	80,601	71,666
Gross property, plant and equipment	1,706,627	1,464,979
Accumulated depreciation	(649,790)	(579,053)
Property, plant and equipment, net	$1,056,837	$885,926

Depreciation expense for the years ended July 31, 2008, 2007 and 2006 totaled $93.3 million, $84.0 million and $81.7 million, respectively.

The composition of intangible assets follows (in thousands):

	July 31,
	2008	2007
Indefinite lived intangible assets
Trademarks	$61,714	$61,714
Water rights	10,684	11,180
Excess reorganization value	14,145	14,145
Other intangible assets	6,200	6,175
Gross indefinite lived intangible assets	92,743	93,214
Accumulated amortization	(24,713)	(24,713)
Indefinite lived intangible assets, net	68,030	68,501

Goodwill
Goodwill	159,636	159,053
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	142,282	141,699

Amortizable intangible assets
Customer lists	17,814	17,814
Property management contracts	4,412	4,412
Forest Service permits	5,905	5,905
Other intangible assets	15,159	15,308
Gross amortizable intangible assets	43,290	43,439
Accumulated amortization
Customer lists	(17,814)	(17,814)
Property management contracts	(3,726)	(3,643)
Forest Service permits	(2,174)	(2,000)
Other intangible assets	(15,076)	(14,976)
Accumulated amortization	(38,790)	(38,433)
Amortizable intangible assets, net	4,500	5,006

Total gross intangible assets	295,669	295,706
Total accumulated amortization	(80,854)	(80,500)
Total intangible assets, net	$214,812	$215,206

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2008, 2007 and 2006 totaled $0.5 million, $3.7 million and $4.3 million, respectively, and is estimated to be approximately $0.3 million annually, on average, for the next five fiscal years.

The weighted-average amortization period (in years) for intangible assets subject to amortization is as follows:

	July 31,
	2008	2007
Customer lists	8	8
Property management contracts	8	8
Forest Service permits	35	35
Other intangible assets	8	8

The changes in the net carrying amount of goodwill for the years ended July 31, 2008, 2007 and 2006 are as follows (in thousands):

Balance at July 31, 2005	$135,507
Acquisition	304
Balance at July 31, 2006	$135,811
Purchase of minority interest	2,955
Sale of RTP	(3,049)
Acquisitions	5,982
Balance at July 31, 2007	141,699
Acquisition	583
Balance at July 31, 2008	$142,282

In December 2007, the Company acquired a retail/rental business, resulting in $0.6 million of goodwill.  In March 2007, the Company acquired 20% of the minority interest in SSV, resulting in $3.0 million of goodwill.  In April 2007, the Company sold its interest in RTP, LLC (“RTP”), resulting in a $3.0 million decrease of associated goodwill.  In June 2007, the Company acquired retail/rental and dining businesses, resulting in $6.0 million of goodwill.  In the year ended July 31, 2006, the Company acquired a retail/rental business, resulting in $0.3 million of goodwill.

The composition of accounts payable and accrued expenses follows (in thousands):

	July 31,
	2008	2007
Trade payables	$53,187	$67,517
Real estate development payables	52,574	30,582
Deferred revenue	45,805	36,179
Deferred real estate and other deposits	58,421	51,351
Accrued salaries, wages and deferred compensation	22,397	30,721
Accrued benefits	22,777	23,810
Accrued interest	14,552	14,710
Liability to complete real estate projects, short term	4,199	8,500
Other accruals	20,270	18,409
Total accounts payable and accrued expenses	$294,182	$281,779

The composition of other long-term liabilities follows (in thousands):

	July 31,
	2008	2007
Private club deferred initiation fee revenue	$92,066	$94,205
Deferred real estate deposits	45,775	54,363
Private club initiation deposits	29,881	17,767
Other long-term liabilities	15,921	15,495
Total other long-term liabilities	$183,643	$181,830

6.           Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2008:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%

The Company had total net investments in equity method affiliates of $8.6 million and $5.4 million as of July 31, 2008 and 2007, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets.  The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $5.5 million and $2.4 million as of July 31, 2008 and 2007, respectively.  During the years ended July 31, 2008, 2007 and 2006, distributions in the amounts of $2.3 million, $5.8 million and $5.2 million, respectively, were received from equity method affiliates.

7.           Variable Interest Entities

The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements.  As a group, as of July 31, 2008, the Employee Housing Entities had total assets of $38.3 million (primarily recorded in property, plant and equipment, net) and total liabilities of $68.8 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  All of the assets ($7.9 million as of July 31, 2008) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds.  The Company has issued under its Credit Facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.6 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2008.

The Company was the primary beneficiary of FFT Investment Partners (“FFT”), which was a VIE.  FFT’s sole asset was a private residence in Eagle County, Colorado.  In March 2007, the private residence owned by FFT was sold for $6.7 million, and thereafter FFT was dissolved.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  The Company has extended a $2.0 million note receivable to one of these entities.  These entities were formed to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of July 31, 2008.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  These VIEs had estimated total assets of approximately $246.1 million (unaudited) and total liabilities of approximately $147.2 million (unaudited).  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.2 million and the net book value of the intangible asset associated with a management agreement in the amount of $0.7 million as of July 31, 2008.

8.           Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006.  The relocation process (which also included the consolidation of certain other operations of the Company) was completed by July 31, 2007.  The total charge associated with the relocation was $1.4 million and $2.4 million for the years ended July 31, 2007 and 2006, respectively.  These amounts exclude any of the benefits realized from the relocation and consolidation of offices.

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

9.           Sale of Businesses

On April 30, 2007, the Company sold its 54.5% interest in RTP to RTP’s minority shareholder for approximately $3.5 million.  As part of this transaction the Company retained source code rights to its internal use software and internet solutions.  The net impact to income before provision for income taxes in the accompanying Consolidated Statement of Operations for the year ended July 31, 2007 from this transaction was a gain of $0.1 million comprised of (i) a net loss of $0.6 million on the sale of its investment in RTP, which was recorded in “(loss) gain on sale of businesses, net” and (ii) a net gain of $0.7 million related to the elimination of the put option liability to RTP’s minority shareholder and the write-off of the associated put option intangible asset which was recorded in “gain (loss) on put options, net” (see Note 10, Put and Call Options, for more information on this transaction).

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting Snake River Lodge & Spa (“SRL&S”) to Lodging Capital Partners, a private, Chicago-based hospitality investment firm (“LCP”), for $32.5 million, the proceeds of which were adjusted for normal working capital pro-rations.  The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as “assets held for sale” prior to the sale.  The Company recorded a $4.7 million gain after consideration of all costs involved, which is included in “(loss) gain on sale of businesses, net” in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  The Company continues to manage SRL&S pursuant to a 15-year management agreement with LCP.

On December 8, 2004, the Company sold its 49% minority equity interest in BG Resort, the entity that owns The Ritz-Carlton Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million.  In conjunction with the sale, the Company had guaranteed payment of certain contingencies of BG Resort upon settlement.  At the time of sale, the Company recorded a liability related to these contingencies in the amount of $0.1 million.  In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $0.1 million, which has been recorded as a loss within “(loss) gain on sale of businesses, net” in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

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

The Company’s and GSSI’s remaining put and call rights are as follows: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.  As of July 31, 2008, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $33.2 million.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder could put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually.  The put price was determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period.  The Company had determined that this put option should be marked to fair value through earnings.  The put period was extended in October 2006, and again in February 2007.  In connection with the Company’s sale of its 54.5% interest in RTP (see Note 9, Sale of Businesses, for more information on this transaction) the put agreement with RTP’s minority shareholder was terminated resulting in the Company recording a net gain of $0.7 million for the year ended July 31, 2007 related to the elimination of its put option liability net of the write-off of the associated put option intangible asset.  For the year ended July 31, 2006, the Company recorded a loss of $1.2 million representing an increase in the estimated fair value of the put option liability during the period.

11.           Income Taxes

As of July 31, 2008, the Company has utilized all available Federal net operating loss (“NOL”) carryforwards.  These NOL carryforwards expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code.  The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”).  However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOL carryforwards to reduce future taxable income.  These NOL carryforwards relate to fresh start accounting from the Company's reorganization in 1992.  During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code.  Consequently, the accompanying financial statements and table of deferred items and components of the tax provision have only recognized benefits related to the NOL carryforwards to the extent of the Section 382 Amount reported in its tax returns prior to its amendments.  The Company has appealed the examiner's disallowance of these NOL carryforwards to the Office of Appeals.  To the extent that the Company is successful in its appeal and able to reduce taxable income from the utilization of these NOL carryforwards, it will result in a corresponding reduction in intangible assets existing at the date of fresh start.  If the Company is unsuccessful in its appeals process, it will not negatively impact the Company's financial position or results of operations.  The Company has state NOL carryforwards (primarily California) totaling $25.1 million.  The state NOL carryforwards primarily expire by the year ending July 31, 2015.  At July 31, 2008, the Company has recorded a valuation allowance of $1.6 million, primarily due to California NOL carryforwards generated in prior years.  The Company has determined that it is more likely than not that a portion of its deferred tax assets, those primarily generated from California NOL carryforwards, will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.  Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2008	2007
Deferred income tax liabilities:
Fixed assets	$89,343	$90,984
Intangible assets	26,542	22,330
Other, net	2,455	4,705
Total	118,340	118,019
Deferred income tax assets:
Deferred membership revenue	30,807	30,942
Real estate and other investments	11,007	11,407
Deferred compensation and other accrued expenses	14,083	15,965
Net operating loss carryforwards and minimum and
other tax credits	2,775	2,775
Other, net	1,119	1,361
Total	59,791	62,450
Valuation allowance for deferred income taxes	(1,588)	(1,588)
Deferred income tax assets, net of valuation allowance	58,203	60,862
Net deferred income tax liability	$60,137	$57,157

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2008	2007
Net current deferred income tax asset	$15,142	$15,056
Net non-current deferred income tax liability	75,279	72,213
Net deferred income tax liability	$60,137	$57,157

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2008	2007	2006
Current:
Federal	$50,169	$37,962	$22,757
State	6,710	5,566	4,196
Total current	56,879	43,528	26,953
Deferred:
Federal	5,533	(4,125)	3,383
State	674	(149)	(1,082)
Total deferred	6,207	(4,274)	2,301
Provision for income taxes	$63,086	$39,254	$29,254

The Company recorded a tax benefit upon the exercise of stock options and issuance of restricted stock of $1.9 million, $6.9 million and $14.3 million for the years ended July 31, 2008, 2007 and 2006, respectively.

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States Federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2008	2007	2006
At U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.9%	3.5%	2.7%
Nondeductible compensation	--%	0.4%	1.4%
Nondeductible meals or entertainment	0.1%	0.2%	0.2%
General business credits	(0.4)%	(0.6)%	(1.0)%
Tax exempt interest	(0.2)%	--%	--%
Other	0.6%	0.5%	0.7%
	38.0%	39.0%	39.0%

The Company adopted the provisions of FIN 48 on August 1, 2007.  As of the date of adoption, the accrual for uncertain tax positions was $13.1 million.  The adoption of FIN 48 did not impact the amount of the Company’s unrecognized tax benefits.  However, the adoption did result in a reclassification of $2.8 million of liabilities for unrecognized tax benefits from deferred income tax liabilities to other long-term liabilities to conform to the balance sheet presentation requirements of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of August 1, 2007	$12,257
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	6,331
Reductions for tax positions of prior years	(237)
Settlements	(555)
Balance as of July 31, 2008	$17,796

As of July 31, 2008, the amount of unrecognized tax benefits was $17.8 million, of which $1.2 million would, if recognized, decrease the Company’s effective tax rate.  As allowed under FIN 48, the Company is continuing its policy of accruing income tax related interest and penalties, if applicable, within income tax expense.  As of July 31, 2008, accrued interest and penalties, net of tax, is $2.3 million and for the years ended July 31, 2008 and 2007, the Company recognized $1.5 million and $0.8 million of interest expense and penalties, net of tax, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  As discussed above, the examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards; however, the Company has appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals.  Upon ultimate resolution, the unrecognized tax benefit related to this matter will be resolved as it will result in either payment by the Company, recognition of the tax benefits through the utilization of NOL carryforwards, or a combination of both.  The Company anticipates that this matter will be resolved in the next twelve months.  Upon final resolution, the unrecognized tax benefits of $17.8 million shown above would decrease by approximately $16.6 million.

As reflected in the table above, the Company recorded a decrease to unrecognized tax benefits during the fiscal year of $0.6 million as a result of the Company entering into an agreement with the Colorado Department of Revenue covering calendar year tax returns from 2001 through 2005.  Additionally, the IRS commenced an examination of the Company's U.S. income tax return for 2006 during the year ended July 31, 2008 that is anticipated to be completed in the year ending July 31, 2009.  The Company’s Federal calendar year tax returns for 2000 and beyond remain subject to examination.

12.           Related Party Transactions

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek.  The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis.  Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2008, 2007 and 2006 totaled $7.5 million, $7.1 million and $6.7 million, respectively.

For the year ended July 31, 2006, KRED, an entity in which the Company has a 50% ownership interest, made distributions to the Company in the amount of $2.2 million related to the sale of inventory of developed real estate.  In connection with this distribution, the Company recorded a $0.7 million gain during the year ended July 31, 2006 for distributions in excess of the Company’s basis in the KRED investment.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest.  SSF/VARE is the broker for several of the Company's developments.  The Company recorded net real estate commissions expense of approximately $14.7 million, $3.4 million and $1.0 million for payments made to SSF/VARE during the years ended July 31, 2008, 2007 and 2006, respectively.  SSF/VARE leases several spaces for real estate offices from the Company.  The Company recognized approximately $0.4 million in revenue related to these leases during each of the years ended July 31, 2008, 2007 and 2006.

In January 2007, Robert A. Katz, Chief Executive Officer of the Company, executed a purchase and sale agreement for the purchase of a unit at The Lodge at Vail Chalets project located near the Vista Bahn at the base of Vail Mountain for a total purchase price of $12.5 million.  Mr. Katz has provided an earnest money deposit of $1.9 million, a framing deposit of $1.2 million and upgrade deposits totaling $1.4 million.  The earnest money deposit will be used to fund the construction of The Lodge at Vail Chalets project.  The sale of the unit by the Company to Mr. Katz was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In September 2003, the Company invested in the purchase of a residence in Eagle County, Colorado for Jeffrey W. Jones, the Company's Senior Executive Vice President and Chief Financial Officer, and his family.  The Company contributed $0.7 million toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence.  In May 2006, Mr. Jones’ former residence was sold, in connection with the Company’s relocation of its corporate headquarters to Broomfield, Colorado, for $2.0 million.  The net proceeds to the Company for its 46.1% ownership interest were approximately $0.9 million, $0.2 million in excess of the Company’s investment.  In June 2006, the Company invested in the purchase of a residence in the Denver/Boulder, Colorado area, for Mr. Jones and his family in connection with his relocation to the Company’s new headquarters in Broomfield, Colorado.  The Company contributed $0.7 million towards the purchase price of the residence and thereby obtained a 31.0% undivided ownership interest in such residence.  In January 2007, Mr. Jones purchased the Company’s ownership interest for an appraised value of $0.7 million.  The sale of the Company’s ownership interest was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In July 2002, RockResorts entered into an agreement with Edward E. Mace, former President of RockResorts and of Vail Resorts Lodging Company, whereby RockResorts invested in the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado.  RockResorts contributed $0.9 million towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership in such residence.  In April 2006, Mr. Mace ceased to be an employee of the Company.  In October 2006, RockResorts sold its proportionate share of the residence to Mr. Mace.  The net proceeds to the Company for its 47% ownership interest after certain deductions was $0.9 million.

In November 2002, Heavenly Valley Limited Partnership (“Heavenly LP”), a wholly owned subsidiary of the Company, invested in the purchase of a residence in the greater Lake Tahoe area for Blaise Carrig, Chief Operating Officer for Heavenly.  Heavenly LP contributed $0.4 million toward the purchase price of the residence and thereby obtained a 50% undivided ownership interest in such residence.  Heavenly LP shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Carrig's termination of employment from Heavenly LP.

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

In 1999, the Company entered into an agreement with William A. Jensen, former President of the Mountain Division and Chief Operating Officer for Vail Mountain, whereby the Company invested in the purchase of a primary residence for Mr. and Mrs. Jensen in Vail, Colorado.  The Company contributed $1.0 million towards the purchase price of the residence and thereby obtained an approximate 49% undivided ownership interest in such residence.  In July 2007, Mr. Jensen purchased the Company’s ownership interest for an appraised value of $1.5 million.  The net proceeds to the Company for its ownership interest were approximately $1.4 million, $0.4 million in excess of the Company’s investment.  The sale of the Company’s ownership interest was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In December 2004, Adam Aron, the former Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ronald Baron, an affiliate of a significant shareholder in the Company, reserved the purchase of condominium units at The Arrabelle at Vail Square project.  In April 2005, Mr. Aron executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $4.6 million.  In July 2008, Mr. Aron purchased the completed condominium unit for $4.6 million.  In May 2005, Mr. Baron and his wife executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $14.0 million.  In July 2008, Mr. Baron and his wife purchased the completed condominium unit for $15.6 million, including purchase upgrades.  The sale of the condominiums was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

13.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.6 million and $1.1 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2008 and 2007, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2016.

Guarantees

As of July 31, 2008, the Company had various other guarantees, primarily in the form of letters of credit in the amount of $94.3 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $34.5 million of construction and development related guarantees and $7.6 million for workers’ compensation and general liability deductibles related to construction and development activities.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees’ use of the Company’s trademarks and logos, indemnities for liabilities associated with the infringement of other parties’ technology and software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company’s use of trustees, indemnities related to the Company’s use of public lands and environmental indemnifications.  The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination whether to complete a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $4.8 million as of July 31, 2008, and anticipates completion of the majority of these commitments within the next two years.

The Company has executed as lessee operating leases for the rental of office and commercial space, employee residential units and office equipment through fiscal 2019.  Certain of these leases have renewal terms at the Company's option, escalation clauses, rent holidays and leasehold improvement incentives.  Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term.  Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease.  For the years ended July 31, 2008, 2007 and 2006, the Company recorded lease expense related to these agreements of $24.8 million, $22.3 million and $17.4 million, respectively, which is included in the accompanying Consolidated Statements of Operations.

Future minimum lease payments under these leases as of July 31, 2008 are as follows (in thousands):

2009	$13,214
2010	11,715
2011	9,739
2012	7,660
2013	7,301
Thereafter	19,110
Total	$68,739

Self Insurance

The Company is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to a stop loss policy.  The self-insurance liability related to workers' compensation is determined actuarially based on claims filed.  The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims.  The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued expenses (see Note 5, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company’s real estate operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of July 31, 2008 and 2007, the accrual for the above loss contingencies was not material individually and in the aggregate.

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings, LLC (“Cheeca Holdings”) and recovery of costs and attorney’s fees to be determined in the last stage of the proceedings.  Prior to the ruling by the arbitrator in the last stage of the proceeding, the Company reached a comprehensive settlement with Cheeca Holdings which included damages, attorney’s fees and expenses.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “contract dispute credit (charges), net” in the Consolidated Statement of Operations for the year ended July 31, 2008.  The Company incurred $4.6 million and $3.3 million of legal related costs related to this matter in the years ended July 31, 2007 and 2006, respectively.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During the year ended July 31, 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an Employee Housing Entity in which the Company is a member and manager.  Breckenridge Terrace recorded a $7.0 million liability in the year ended July 31, 2004 for the estimated cost of remediation and reconstruction efforts which were substantially completed by July 31, 2006.

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

14.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company’s ski resorts and related ancillary activities.  The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, GTLC, condominium management and golf operations.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment owns and develops real estate in and around the Company’s resort communities.  The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss, and for the Real Estate segment, plus gain on sale of real property) which is a non-GAAP financial measure.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the Company to report segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.  Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

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

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.  Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus Mountain equity investment income.  Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense.  Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus Real Estate equity investment income plus gain on sale of real property.  All segment expenses include an allocation of corporate administrative expense.  Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.  The accounting policies specific to each segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2008	2007	2006
Net revenue:
Lift tickets	$301,914	$286,997	$263,036
Ski school	81,384	78,848	72,628
Dining	62,506	59,653	56,657
Retail/rental	168,765	160,542	149,350
Other	70,964	79,337	78,770
Total Mountain net revenue	685,533	665,377	620,441
Lodging	170,057	162,451	155,807
Resort	855,590	827,828	776,248
Real estate	296,566	112,708	62,604
Total net revenue	$1,152,156	$940,536	$838,852
Segment operating expense:
Mountain	$470,362	$462,708	$443,116
Lodging	159,832	144,252	142,693
Resort	630,194	606,960	585,809
Real estate	251,338	115,190	56,676
Total segment operating expense	$881,532	$722,150	$642,485

Gain on sale of real property	$709	$--	$--
Mountain equity investment income, net	$5,390	$5,059	$3,876
Real estate equity investment income	$--	$--	$791

Reported EBITDA:
Mountain	$220,561	$207,728	$181,201
Lodging	10,225	18,199	13,114
Resort	230,786	225,927	194,315
Real estate	45,937	(2,482)	6,719
Total Reported EBITDA	$276,723	$223,445	$201,034

Reconciliation to net income:
Total Reported EBITDA	$276,723	$223,445	$201,034
Depreciation and amortization	(93,794)	(87,664)	(86,098)
Relocation and separation charges	--	(1,433)	(5,096)
Asset impairment charges	--	--	(210)
Mold remediation credit	--	--	1,411
Loss on disposal of fixed assets, net	(1,534)	(1,083)	(1,035)
Investment income, net	8,285	12,403	7,995
Interest expense, net	(30,667)	(32,625)	(36,478)
(Loss) gain from sale of businesses, net	--	(639)	4,625
Contact dispute credit (charges), net	11,920	(4,642)	(3,282)
Gain (loss) on put options, net	--	690	(1,212)
Other income, net	--	--	50
Minority interest in income of consolidated subsidiaries, net	(4,920)	(7,801)	(6,694)
Income before provision for income taxes	166,013	100,651	75,010
Provision for income taxes	(63,086)	(39,254)	(29,254)
Net income	$102,927	$61,397	$45,756

Real estate held for sale and investment	$249,305	$357,586	$259,384

15.           Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2008
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2008	2008	2008	2008	2007
Mountain revenue	$685,533	$37,549	$325,726	$279,722	$42,536
Lodging revenue	170,057	48,323	43,590	34,827	43,317
Real estate revenue	296,566	184,587	54,474	45,471	12,034
Total net revenue	1,152,156	270,459	423,790	360,020	97,887
Income (loss) from operations	176,005	(15,824)	151,461	92,572	(52,204)
Contract dispute credit, net	11,920	--	--	--	11,920
Net income (loss)	102,927	(11,123)	87,341	51,319	(24,610)
Basic net income (loss) per common share	2.67	(0.29)	2.26	1.32	(0.63)
Diluted net income (loss) per common share	$2.64	$(0.29)	$2.24	$1.31	$(0.63)

	2007
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2007	2007	2007	2007	2006
Mountain revenue	$665,377	$38,475	$308,712	$272,026	$46,164
Lodging revenue	162,451	45,604	43,643	32,796	40,408
Real estate revenue	112,708	12,436	17,134	56,216	26,922
Total net revenue	940,536	96,515	369,489	361,038	113,494
Income (loss) from operations	128,206	(54,867)	136,184	97,750	(50,861)
Gain on sale of businesses, net	(639)	(38)	(601)	--	--
Contract dispute charges	(4,642)	(181)	(184)	(672)	(3,605)
Net income (loss)	61,397	(34,322)	78,508	53,026	(35,815)
Basic net income (loss) per common share	1.58	(0.88)	2.02	1.37	(0.93)
Diluted net income (loss) per common share	$1.56	$(0.88)	$1.99	$1.35	$(0.93)

16.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the year ended July 31, 2008, the Company repurchased 2,330,608 shares of common stock at a cost of $99.6 million.  Since inception of this stock repurchase plan through July 31, 2008, the Company has repurchased 3,004,108 shares at a cost of approximately $125.5 million.  As of July 31, 2008, 2,995,892 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

17.           Stock Compensation Plans

The Company has four share award plans which have been approved by the Company's shareholders: the 1993 Stock Option Plan (“1993 Plan”), the 1996 Long Term Incentive and Share Award Plan (“1996 Plan”), the 1999 Long Term Incentive and Share Award Plan (“1999 Plan”) and the 2002 Long Term Incentive and Share Award Plan (“2002 Plan”).  On January 4, 2007, the Company’s shareholders approved to amend the Company’s 2002 Plan to, among other things, (i) rollover to the 2002 Plan an amount equal to the number of shares of common stock remaining for issuance under the 1999 Plan as of November 6, 2006 and a number of shares of common stock that is equal to any shares of common stock that are forfeited pursuant to the terms of the 1999 Plan after November 6, 2006; and (ii) increase the number of shares of common stock authorized for issuance under the 2002 Plan from 2,500,000 to 5,000,000 shares (“Amended 2002 Plan”).  Under the Amended 2002 Plan, 5,000,000 shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates.  The terms of awards granted under the Amended 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors.  All share-based awards (except for restricted shares and restricted share units) granted under these plans have a life of ten years.  Most awards vest ratably over three years; however some have been granted with different vesting schedules.  To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under any of the four plans.  At July 31, 2008, approximately 2.7 million share-based awards were available to be granted under the Amended 2002 Plan.  Under the 1993 Plan, 1996 Plan and 1999 Plan no share-based awards are available for grant.

With the adoption of SFAS 123R, the Company decided that a lattice-based option valuation model will be used for equity award grants if sufficient historical data is available by type of equity award to estimate the fair value of the equity awards granted.  A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards.  As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model.

The fair value of most option awards and stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2008, 2007 and 2006 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below.  In the year ended July 31, 2006 the fair value of equity awards with cliff vesting was estimated on the date of grant using a Black-Scholes option-pricing model due to the lack of historical employee exercise behavior, which applies assumptions within the ranges as noted in the table below.  Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed.  Expected volatility is based on historical volatility of the Company's stock.  The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2008	2007	2006
Expected volatility	36.6%	37.4%	38.9%
Expected dividends	--%	--%	--%
Expected term (in years)	5.4	5.3	5.8-7.0
Risk-free rate	4.0-5.1%	4.3-4.8%	4.0-4.6%

The Company has estimated forfeiture rates that range from 11.2% to 11.4% in its calculation of stock-based compensation expense for the year ended July 31, 2008.  These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the share-based compensation plans as of July 31, 2006, 2007 and 2008, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Awards	Price	Contractual Term	Value
Outstanding at July 31, 2005	3,880	$18.64
Granted	805	29.86
Exercised	(2,433)	19.27
Forfeited or expired	(469)	21.18
Outstanding at July 31, 2006	1,783	$22.18
Granted	227	42.37
Exercised	(649)	17.71
Forfeited or expired	(165)	28.63
Outstanding at July 31, 2007	1,196	$27.55
Granted	221	59.56
Exercised	(117)	20.40
Forfeited or expired	(81)	45.71
Outstanding at July 31, 2008	1,219	$32.83	7.3 years	$13,358
Exercisable at July 31, 2008	722	$25.21	6.6 years	$11,026

The weighted-average grant-date fair value of options and SARs granted during the years ended July 31, 2008, 2007 and 2006 was $21.64, $16.18 and $12.71, respectively.  The total intrinsic value of options exercised during the years ended July 31, 2008, 2007 and 2006 was $4.1 million, $19.8 million and $37.6 million, respectively.  The Company granted 97,000 restricted share awards/units during the year ended July 31, 2008 with a weighted-average grant-date fair value of $57.72.  The Company granted 102,000 restricted share awards/units during the year ended July 31, 2007 with a weighted-average grant-date fair value of $41.76.  The Company granted 208,000 restricted share awards/units during the year ended July 31, 2006 with a weighted-average grant-date fair value of $29.08.  The Company had 79,000, 75,000 and 19,000 restricted share awards/units that vested during the years ended July 31, 2008, 2007 and 2006, respectively.  These awards/units had a total fair value of $4.8 million, $3.0 million and $0.7 million at the date of vesting for the years ended July 31, 2008, 2007 and 2006, respectively.

A summary of the status of the Company's nonvested options and SARs as of July 31, 2008, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2007	664	$12.87
Granted	221	59.56
Vested	(308)	38.37
Forfeited	(80)	17.95
Nonvested at July 31, 2008	497	$16.98

A summary of the status of the Company's nonvested restricted share awards/units as of July 31, 2008, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2007	195	$34.94
Granted	97	57.72
Vested	(79)	38.32
Forfeited	(27)	48.91
Nonvested at July 31, 2008	186	$43.32

As of July 31, 2008, there was $8.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the share-based compensation plans, of which $5.3 million, $2.9 million and $0.3 million of expense is expected to be recognized in the years ending July 31, 2009, 2010 and 2011, respectively, assuming no future share-based awards are granted.

Cash received from option exercises under all share-based payment arrangements was $2.0 million, $11.5 million and $46.6 million for the years ended July 31, 2008, 2007 and 2006, respectively.  The tax benefit realized or to be realized for the tax deductions from options/SARs exercised and restricted stock awards/units vested was $1.9 million, $6.9 million and $14.3 million for the years ended July 31, 2008, 2007 and 2006, respectively.

The Company has a policy of using either authorized and unissued shares or treasury shares (if any), including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

18.           Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees.  Under this Retirement Plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21.  Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code.  The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date.  The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2008, 2007 and 2006 was $2.9 million, $2.8 million and $2.8 million, respectively.

19.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”) except for Eagle Park Reservoir Company, Gros Ventre Utility Company, Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Arrabelle, Gore Creek Place, LLC, Chalets and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”).  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the Indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheet data is presented as of July 31, 2008 and 2007.  Statement of operations and statement of cash flows data are presented for the years ended July 31, 2008, 2007 and 2006.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$156,782	$5,563	$--	$162,345
Restricted cash	--	10,526	47,911	--	58,437
Trade receivables, net	--	47,953	2,232	--	50,185
Inventories, net	--	11,786	37,922	--	49,708
Other current assets	15,142	19,205	3,873	--	38,220
Total current assets	15,142	246,252	97,501	--	358,895
Property, plant and equipment, net	--	806,696	250,141	--	1,056,837
Real estate held for sale and investment	--	204,260	45,045	--	249,305
Goodwill, net	--	123,034	19,248	--	142,282
Intangible assets, net	--	56,650	15,880	--	72,530
Other assets	3,936	34,922	7,247	--	46,105
Investments in subsidiaries and advances to (from) parent	1,248,019	599,199	(61,968)	(1,785,250)	--
Total assets	$1,267,097	$2,071,013	$373,094	$(1,785,250)	$1,925,954

Current liabilities:
Accounts payable and accrued expenses	$12,446	$196,360	$85,376	$--	$294,182
Income taxes payable	57,474	--	--	--	57,474
Long-term debt due within one year	--	15,022	333	--	15,355
Total current liabilities	69,920	211,382	85,709	--	367,011
Long-term debt	390,000	42,722	108,628	--	541,350
Other long-term liabilities	3,142	149,557	30,944	--	183,643
Deferred income taxes	75,279	--	--	--	75,279
Minority interest in net assets of consolidated subsidiaries	--	--	--	29,915	29,915
Total stockholders’ equity	728,756	1,667,352	147,813	(1,815,165)	728,756
Total liabilities and stockholders’ equity	$1,267,097	$2,071,013	$373,094	$(1,785,250)	$1,925,954

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

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$709,572	$453,741	$(11,157)	$1,152,156
Total operating expense	127	599,954	387,075	(11,005)	976,151
(Loss) income from operations	(127)	109,618	66,666	(152)	176,005
Other (expense) income, net	(27,015)	20,740	(4,339)	152	(10,462)
Equity investment income, net	--	5,390	--	--	5,390
Minority interest in income of consolidated subsidiaries, net	--	--	--	(4,920)	(4,920)
(Loss) income before income taxes	(27,142)	135,748	62,327	(4,920)	166,013
Benefit (provision) for income taxes	10,341	(73,401)	(26)	--	(63,086)
Net (loss) income before equity in income of consolidated subsidiaries	(16,801)	62,347	62,301	(4,920)	102,927
Equity in income of consolidated subsidiaries	119,728	46,449	--	(166,177)	--
Net income	$102,927	$108,796	$62,301	$(171,097)	$102,927

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$719,258	$234,780	$(13,502)	$940,536
Total operating expense	510	612,972	210,301	(11,453)	812,330
(Loss) income from operations	(510)	106,286	24,479	(2,049)	128,206
Other (expense) income, net	(27,037)	5,950	(3,929)	152	(24,864)
Equity investment income, net	--	5,059	--	--	5,059
Loss on sale of businesses, net	--	(639)	--	--	(639)
Gain on put options, net	--	690	--	--	690
Minority interest in income of consolidated subsidiaries, net	--	--	--	(7,801)	(7,801)
(Loss) income before income taxes	(27,547)	117,346	20,550	(9,698)	100,651
Benefit (provision) for income taxes	10,743	(50,124)	127	--	(39,254)
Net (loss) income before equity in income of consolidated subsidiaries	(16,804)	67,222	20,677	(9,698)	61,397
Equity in income of consolidated subsidiaries	78,201	--	--	(78,201)	--
Net income	$61,397	$67,222	$20,677	$(87,899)	$61,397

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$649,743	$197,656	$(8,547)	$838,852
Total operating expense	18,204	551,923	171,933	(8,547)	733,513
(Loss) income from operations	(18,204)	97,820	25,723	--	105,339
Other expense, net	(27,149)	(1,857)	(2,709)	--	(31,715)
Equity investment income, net	--	4,667	--	--	4,667
Gain on sale of businesses, net	--	4,625	--	--	4,625
Loss on put options, net	--	(1,212)	--	--	(1,212)
Minority interest in income of consolidated subsidiaries, net	--	--	(6,694)	--	(6,694)
(Loss) income before income taxes	(45,353)	104,043	16,320	--	75,010
Benefit (provision) for income taxes	17,688	(47,172)	230	--	(29,254)
Net (loss) income before equity in income of consolidated subsidiaries	(27,665)	56,871	16,550	--	45,756
Equity in income of consolidated subsidiaries	73,421	--	--	(73,421)	--
Net income	$45,756	$56,871	$16,550	$(73,421)	$45,756

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$9,792	$103,610	$103,594	$216,996

Cash flows from investing activities:
Capital expenditures	--	(95,291)	(55,601)	(150,892)
Other investing activities, net	--	2,956	(199)	2,757
Net cash used in investing activities	--	(92,335)	(55,800)	(148,135)

Cash flows from financing activities:
Repurchase of common stock	(99,615)	--	--	(99,615)
Proceeds from exercise of stock options	1,994	--	--	1,994
Proceeds from borrowings under Non-Recourse Real Estate Financings	--	--	136,519	136,519
Payments of Non-Recourse Real Estate Financings	--	--	(174,008)	(174,008)
Proceeds from borrowings under other long-term debt	--	--	77,641	77,641
Payments of other long-term debt	--	(65)	(78,056)	(78,121)
Tax benefit from exercise of stock options	1,867	--	--	1,867
Distributions from joint ventures from (to) minority shareholders	--	5,638	(8,577)	(2,939)
Advances from (to) affiliates	85,962	(85,048)	(914)	--
Other financing activities, net	--	(970)	297	(673)
Net cash used in financing activities	(9,792)	(80,445)	(47,098)	(137,335)

Net (decrease) increase in cash and cash equivalents	--	(69,170)	696	(68,474)
Cash and cash equivalents
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$156,782	$5,563	$162,345

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(41,046)	$191,441	$(31,953)	$118,442

Cash flows from investing activities:
Capital expenditures	--	(76,563)	(42,669)	(119,232)
Cash received from sale of businesses	--	3,544	--	3,544
Purchase of minority interest	--	(8,387)	--	(8,387)
Other investing activities, net	--	(2,561)	(5,510)	(8,071)
Net cash used in investing activities	--	(83,967)	(48,179)	(132,146)

Cash flows from financing activities:
Repurchase of common stock	(15,007)	--	--	(15,007)
Net proceeds (payments) from borrowings under long-term debt	--	(9,898)	72,752	62,854
Proceeds from exercise of stock options	11,496	--	--	11,496
Tax benefit from exercise of stock options	6,925	--	--	6,925
Distributions from joint ventures from (to) minority shareholders	--	3,986	(13,991)	(10,005)
Advances from (to) affiliates	38,926	(53,384)	14,458	--
Other financing activities, net	(1,294)	(2,224)	(16)	(3,534)
Net cash provided by (used in) financing activities	41,046	(61,520)	73,203	52,729

Net increase (decrease) in cash and cash equivalents	--	45,954	(6,929)	39,025
Cash and cash equivalents
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$225,952	$4,867	$230,819

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(13,000)	$92,568	$(15,892)	$63,676

Cash flows from investing activities:
Capital expenditures	--	(78,380)	(10,521)	(88,901)
Cash received from sale of businesses	--	30,712	--	30,712
Other investing activities, net	--	277	(4,081)	(3,804)
Net cash used in investing activities	--	(47,391)	(14,602)	(61,993)

Cash flows from financing activities:
Repurchase of common stock	--	(10,839)	--	(10,839)
Net proceeds from borrowings under long-term debt	--	5,769	3,452	9,221
Proceeds from exercise of stock options	46,649	--	--	46,649
Tax benefit from exercise of stock options	14,323	--	--	14,323
Advances (to) from affiliates	(47,972)	49,590	(1,618)	--
Other financing activities, net	--	(2,578)	(3,245)	(5,823)
Net cash provided by (used in) financing activities	13,000	41,942	(1,411)	53,531

Net increase (decrease) in cash and cash equivalents	--	87,119	(31,905)	55,214
Cash and cash equivalents
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$179,998	$11,796	$191,794

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

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Management's Report on Internal Control over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On September 23, 2008, the Board of Directors of the Company approved the Amended and Restated Bylaws (“Amended Bylaws”) filed as Exhibit 3.2 in this Annual Report on Form 10-K.  The director election provisions in the Amended Bylaws supplement and clarify the requirement that the Company’s directors be elected by majority vote.  The Amended Bylaws also contemplate, consistent with recent amendments to Delaware law, that directors may tender advance, irrevocable resignations conditioned upon the failure to receive a specified vote.  In addition, the Amended Bylaws provide that, to bring appropriate business before an annual meeting or nominate a person for election as a director, a stockholder must provide advance notice in a window of time determined based on the prior year’s annual meeting date, which provides for better predictability and clarity in planning for both stockholders and the Company.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Code of Ethics and Business Conduct.  The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics and business conduct is posted in the corporate governance section of the Company's website at www.vailresorts.com.  The Company will post any waiver to the code of ethics and business conduct granted to any of its officers on its website.

The New York Stock Exchange requires chief executive officers of listed corporations to certify that they are not aware of any violations by their company of the exchange’s corporate governance listing standards.  Following the 2007 annual meeting of stockholders, the Company submitted the annual certification by the Chief Executive Officer to the New York Stock Exchange.

The Company has filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K for the year ended July 31, 2008, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company’s public disclosure.

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the 2008 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2008 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2008 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2008 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2008 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

a)           Index to Financial Statements and Financial Statement Schedules.
(1)	See “Item 8. Financial Statements and Supplementary Data” for the index to the Financial Statements.
(2)	All other schedules have been omitted because the required information is not applicable or because the information required has been included in the financial statements or notes thereto.
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

3.2	Amended and Restated Bylaws.	59
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

4.1(c)	Form of Global Note. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed February 2, 2004.)
4.1(d)	Supplemental Indenture, dated as of April 26, 2007 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee.	77
4.1(e)	Supplemental Indenture, dated as of July 11, 2008 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	84
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

10.3(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(f)	Amendment No. 5 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)
10.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(f)	Amendment No. 3 to Forest Service Unified Permit for Beaver Creek ski area.	91
10.5(a)	Forest Service Unified Permit for Vail ski area, dated November 23, 1993. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.6(a)
Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005.  (Incorporated by reference to Exhibit 10.18(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005.)

10.6(b)
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

10.8(d)
Limited Waiver, Release, and Third Amendment to Fourth Amended and Restated Credit Agreement, dated March 13, 2007.  (Incorporated by reference to Exhibit 10.2 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.8(e)
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated April 30, 2008, among The Vail Corporation (d/b/a Vail Associates, Inc.) as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent.  (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2008.)

10.9(a)
Construction Loan Agreement, dated January 31, 2006 among Arrabelle at Vail Square, LLC, U.S. Bank National Association and Wells Fargo Bank, N.A..  (Incorporated by reference to Exhibit 10.33(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.9(b)
Completion Guaranty Agreement by and between The Vail Resorts Corporation and U.S. Bank National Association, dated January 31, 2006.  (Incorporated by reference to Exhibit 10.33(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.9(c)
Completion Guaranty Agreement by and between Vail Resorts, Inc. and U.S. Bank National Association dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.10(a)**
Construction Loan Agreement, dated March 19, 2007 among The Chalets at The Lodge at Vail, LLC, and Wells Fargo Bank, N.A.  (Incorporated by reference to Exhibit 10.3 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(b)
Completion Guaranty Agreement by and between The Vail Corporation and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.4 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(c)
Completion Guaranty Agreement by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.5 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(d)
Development Agreement Guaranty by and between The Vail Corporation and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.6 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(e)
Development Agreement Guaranty by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A., dated March 19, 2007.  (Incorporated by reference to Exhibit 10.7 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.11
Amended and Restated Revolving Credit and Security Agreement between SSI Venture, LLC and U.S. Bank National Association, dated September 23, 2005. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on September 29, 2005.)

10.12*	Vail Resorts, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.A of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997, File No. 333-38321.)
10.13*
Vail Resorts, Inc. 1996 Long Term Incentive and Share Award Plan (Incorporated by reference to the Exhibit 4.B of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997, File No. 333-38321.)

10.14*
Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan.  (Incorporated by reference to Exhibit 4.1 of the registration statement on Form S-8 of Vail Resorts, Inc., dated September 7, 2007, File No. 333-145934.)

10.15*
Vail Resorts, Inc. Amended and Restated 2002 Long Term Incentive and Share Award Plan.  (Incorporated by reference to Exhibit 4.2 of the registration statement on Form S-8 of Vail Resorts, Inc., dated September 7, 2007, File No. 333-145934.)

10.16*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)
10.17*	Form of Restricted Share [Unit] Agreement.	92
10.18*	Form of Share Appreciation Rights Agreement.	98
10.19*	Stock Option Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.20*
Restricted Share Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005.  (Incorporated by reference to Exhibit 10.7 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.21*
Summary of Vail Resorts, Inc. Director Compensation, effective October 15, 2007.  (Incorporated by reference to Exhibit 10.7 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2007.)

10.22*	Vail Resorts Deferred Compensation Plan, effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)
10.23*	Vail Resorts, Inc. Executive Perquisite Fund Program. (Incorporated by reference to Exhibit 10.27 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)
10.24*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Schedule 14A of Vail Resorts, Inc. as filed on October 26, 2007.)
10.25(a)*
Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Breckenridge Ski Resort, dated May 1, 1997.  (Incorporated by reference to Exhibit 10.9(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.25(b)*
First Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort, dated August 1, 1999.  (Incorporated by reference to Exhibit 10.9(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.25(c)*
Second Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort, dated July 22, 1999.  (Incorporated by reference to Exhibit 10.9(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2004.)

10.25(d)*
Third Amendment to the Employment Agreement of William A. Jensen as Senior Vice President and Chief Operating Officer – Vail Ski Resort, dated July 19, 2007.  (Incorporated by reference to Exhibit 10.29(d) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)

10.25(e)*
Agreement, dated January 7, 2008, by and among Vail Associates, Inc., William A. Jensen and Intrawest ULC.  (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2008.)

10.26*
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

10.28(a)*
Amended and Restated Employment Agreement of Jeffrey W. Jones, as Chief Financial Officer of Vail Resorts, Inc. dated September 29, 2004.  (Incorporated by reference to Exhibit 10.9 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2004.)

10.28(b)*	Restated First Amendment to Amended and Restated Employment Agreement, dated September 18, 2008, by and between Vail Resorts, Inc. and Jeffrey W. Jones.	105
10.29*
Employment Agreement, dated as of May 4, 2006, between Keith Fernandez and Vail Resorts Development Company.  (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 9, 2006.)

10.30*	Employment Agreement, dated May 17, 1999, between John McD. Garnsey and Vail Associates, Inc.	108
10.31(a)*	Employment Agreement, dated June 23, 2002, between Blaise Carrig and Heavenly Valley, Limited Partnership.	121
10.31(b)*	Addendum to the Employment Agreement, dated September 1, 2002, between Blaise Carrig and Heavenly Valley, Limited Partnership.	129
21	Subsidiaries of Vail Resorts, Inc.	134
22	Consent of Independent Registered Public Accounting Firm.	140
23	Power of Attorney. Included on signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	141
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	142
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	143
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

c)           Financial Statement Schedules

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
2006
Inventory Reserves	$719	$2,139	$(2,103)	$755
Valuation Allowance on Income Taxes	1,605	--	--	1,605
Trade Receivable Allowances	1,335	694	(641)	1,388

2007
Inventory Reserves	755	2,202	(2,131)	826
Valuation Allowance on Income Taxes	1,605	--	(17)	1,588
Trade Receivable Allowances	1,388	1,638	(908)	2,118

2008
Inventory Reserves	826	2,729	(2,344)	1,211
Valuation Allowance on Income Taxes	1,588	--	--	1,588
Trade Receivable Allowances	$2,118	$670	$(1,122)	$1,666

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer)

Date:	September 25, 2008

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey W. Jones or Fiona E. Arnold his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 2008.

Signature	Title
/s/ Robert A. Katz	Chief Executive Officer and Director
Robert A. Katz	(Principal Executive Officer)

/s/ Jeffrey W. Jones	Senior Executive Vice President,
Jeffrey W. Jones	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Joe R. Micheletto
Joe R. Micheletto	Chairman of the Board

/s/ Roland A. Hernandez
Roland A. Hernandez	Director

/s/ Thomas D. Hyde
Thomas D. Hyde	Director

/s/ Richard D. Kincaid
Richard D. Kincaid	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ William P. Stiritz
William P. Stiritz	Director