Form 10-Q
period 2008-10-31
VAIL RESORTS INC
filed 2008-12-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number:  001-09614

Vail Resorts, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0291762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

390 Interlocken Crescent Broomfield, Colorado	80021
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of December 3, 2008, 36,719,865 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2008, July 31, 2008 and October 31, 2007		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2008 and 2007		F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2008 and 2007		F-4
Notes to Consolidated Condensed Financial Statements		F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2008	2008	2007
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,668	$162,345	$166,044
Restricted cash	12,453	58,437	42,876
Trade receivables, net	44,468	50,185	24,954
Inventories, net	67,718	49,708	63,701
Other current assets	41,988	38,220	46,615
Total current assets	269,295	358,895	344,190
Property, plant and equipment, net (Note 5)	1,077,760	1,056,837	917,344
Real estate held for sale and investment	256,323	249,305	415,411
Goodwill, net	142,282	142,282	141,699
Intangible assets, net	72,463	72,530	73,243
Other assets	47,062	46,105	43,034
Total assets	$1,865,185	$1,925,954	$1,934,921

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$327,516	$294,182	$360,352
Income taxes payable	49,784	57,474	34,708
Long-term debt due within one year (Note 4)	354	15,355	76,944
Total current liabilities	377,654	367,011	472,004
Long-term debt (Note 4)	491,778	541,350	534,527
Other long-term liabilities (Note 5)	223,381	183,643	168,131
Deferred income taxes	57,063	75,279	54,354
Commitments and contingencies (Note 8)
Minority interest in net assets of consolidated subsidiaries	27,198	29,915	24,533
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,000,502 (unaudited), 39,926,496 and 39,864,167 (unaudited) shares issued, respectively	400	399	399
Additional paid-in capital	547,043	545,773	538,009
Retained earnings	273,541	308,045	180,508
Treasury stock, at cost; 3,282,508 (unaudited), 3,004,108 and 906,004 (unaudited) shares, respectively (Note 10)	(132,873)	(125,461)	(37,544)
Total stockholders' equity	688,111	728,756	681,372
Total liabilities and stockholders' equity	$1,865,185	$1,925,954	$1,934,921

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 31,
	2008	2007
Net revenue:
Mountain	$40,778	$42,536
Lodging	45,253	43,317
Real estate	66,750	12,034
Total net revenue	152,781	97,887
Segment operating expense:
Mountain	81,223	80,947
Lodging	44,898	41,236
Real estate	51,377	6,913
Total segment operating expense	177,498	129,096
Other operating expense:
Depreciation and amortization	(25,078)	(20,761)
Loss on disposal of fixed assets, net	(180)	(234)
Loss from operations	(49,975)	(52,204)
Mountain equity investment income, net	1,015	1,969
Investment income	643	3,218
Interest expense, net	(7,947)	(7,644)
Contract dispute credit, net (Note 8)	--	11,920
Minority interest in loss of consolidated subsidiaries, net	2,351	2,063
Loss before benefit from income taxes	(53,913)	(40,678)
Benefit from income taxes	19,409	16,068
Net loss	$(34,504)	$(24,610)

Per share amounts (Note 3):
Basic net loss per share	$(0.93)	$(0.63)
Diluted net loss per share	$(0.93)	$(0.63)

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(34,504)	$(24,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,078	20,761
Real estate cost of sales	40,127	698
Stock-based compensation expense	2,567	2,246
Deferred income taxes, net	(19,188)	(18,654)
Minority interest in loss of consolidated subsidiaries, net	(2,351)	(2,063)
Other non-cash income, net	(1,807)	(2,146)
Changes in assets and liabilities:
Restricted cash	45,984	11,874
Accounts receivable, net	6,616	15,170
Inventories, net	(18,010)	(15,637)
Investments in real estate	(50,774)	(64,330)
Accounts payable and accrued liabilities	40,063	47,630
Deferred real estate deposits	(11,149)	18,738
Private club deferred initiation fees and deposits	34,637	1,761
Other assets and liabilities, net	(6,370)	(10,813)
Net cash provided by (used in) operating activities	50,919	(19,375)
Cash flows from investing activities:
Capital expenditures	(43,384)	(52,290)
Other investing activities, net	(2,582)	523
Net cash used in investing activities	(45,966)	(51,767)
Cash flows from financing activities:
Repurchases of common stock	(7,412)	(11,698)
Proceeds from borrowings under Non-Recourse Real Estate Financings	9,013	17,586
Payments of Non-Recourse Real Estate Financings	(58,407)	--
Proceeds from borrowings under other long-term debt	20,640	26,614
Payments of other long-term debt	(35,808)	(26,840)
Other financing activities, net	7,344	705
Net cash (used in) provided by financing activities	(64,630)	6,367
Net decrease in cash and cash equivalents	(59,677)	(64,775)
Cash and cash equivalents:
Beginning of period	162,345	230,819
End of period	$102,668	$166,044

Cash paid for interest, net of amounts capitalized	$15,776	$11,960
Taxes paid, net	$8,882	$2,123

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.           Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly Mountain Resort in the Lake Tahoe area of California and Nevada, as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), and golf courses.  Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities.  The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company’s operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for interim periods are not indicative of the results for the entire year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 31, 2008.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  The July 31, 2008 Consolidated Condensed Balance Sheet was derived from audited financial statements.

2.           Summary of Significant Accounting Policies

Use of Estimates-- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassification of Book Overdrafts-- Book overdrafts represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s Consolidated Condensed Balance Sheets.  The Company typically funds these overdrafts through normal collections of funds or transfers from other bank balances.  For the three months ended October 31, 2007, the Company revised its presentation of changes in book overdrafts from a financing activity to an operating activity in its Consolidated Condensed Statement of Cash Flows to conform to its current year presentation.  In the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, the Company also presented changes in book overdrafts as an operating activity.  The effect of this change increased cash used in operating activities for the three months ended October 31, 2007 from $17.3 million (as previously disclosed in the prior year’s Quarterly Report on Form 10-Q) to $19.4 million with a corresponding increase in the cash flows provided by financing activities for the three months ended October 31, 2007 from $4.3 million (as previously disclosed in the prior year’s Quarterly Report on Form 10-Q) to $6.4 million.

New Accounting Pronouncements-- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather provides guidance on how to measure fair value by providing a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  The Company adopted SFAS 157 beginning August 1, 2008 (see Note 7, Fair Value Measurements, for more information on the adoption of SFAS 157).

In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (the Company's fiscal year ending July 31, 2010) and interim periods within the fiscal year of adoption.  The Company has deferred the application of SFAS 157 for nonfinancial assets and liabilities as prescribed by FSP 157-2.  The Company is currently evaluating the impacts, if any, the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides the Company the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  The requirements of SFAS 159 became effective for the Company beginning August 1, 2008; however, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

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

3.           Net Loss Per Common Share

SFAS No. 128, “Earnings Per Share” (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”).  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated condensed statements of operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income/loss available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the three months ended October 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net loss per common share:
Net loss	$(34,504)	$(34,504)	$(24,610)	$(24,610)

Weighted-average shares outstanding	36,922	36,922	38,892	38,892
Effect of dilutive securities	--	--	--	--
Total shares	36,922	36,922	38,892	38,892

Net loss per common share	$(0.93)	$(0.93)	$(0.63)	$(0.63)

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 0.8 million and 1.0 million (maximum number of vested and unvested share based awards) for the three months ended October 31, 2008 and 2007, respectively.

4.           Long-Term Debt

Long-term debt as of October 31, 2008, July 31, 2008 and October 31, 2007 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (a)	2008	2008	2007
Credit Facility Revolver	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds (b)	2011-2020	42,700	57,700	57,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (c)	--	--	49,394	104,468
6.75% Senior Subordinated Notes (“6.75% Notes”)	2014	390,000	390,000	390,000
Other	2009-2029	6,857	7,036	6,728
Total debt		492,132	556,705	611,471
Less: Current maturities (d)		354	15,355	76,944
Long-term debt		$491,778	$541,350	$534,527

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)
The Company has outstanding $42.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”), of which $41.2 million were issued by Eagle County, Colorado and mature, subject to prior redemption, on August 1, 2019.  The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million and mature, subject to prior redemption, on September 1, 2010.  On August 29, 2008, $15.0 million of borrowings under the Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado were paid in full at maturity.

(c)
Non-Recourse Real Estate Financings borrowings under the original $123.0 million construction agreement for The Chalets at The Lodge at Vail, LLC (“Chalets”) were paid in full during the three months ended October 31, 2008.  As of July 31, 2008 Non-Recourse Real Estate Financings included borrowings of $49.4 million under the construction agreement for the Chalets.  As of October 31, 2007 Non-Recourse Real Estate Financings consisted of borrowings under the original $175.0 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”) of $61.6 million and under the construction agreement for the Chalets of $42.9 million.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2008 reflected by fiscal year are as follows (in thousands):

2009	$171
2010	349
2011	1,831
2012	305
2013	319
Thereafter	489,157
Total debt	$492,132

The Company incurred gross interest expense of $9.7 million and $11.1 million for the three months ended October 31, 2008 and 2007, respectively, of which $0.8 million and $0.6 million was amortization of deferred financing costs.  The Company capitalized $1.7 million and $3.5 million of interest during the three months ended October 31, 2008 and 2007, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	October 31,	July 31,	October 31,
	2008	2008	2007
Land and land improvements	$266,194	$265,123	$249,834
Buildings and building improvements	729,211	685,393	555,784
Machinery and equipment	459,544	457,825	428,976
Furniture and fixtures	152,735	149,251	111,239
Software	40,359	39,605	33,706
Vehicles	29,588	28,829	26,950
Construction in progress	72,744	80,601	106,736
Gross property, plant and equipment	1,750,375	1,706,627	1,513,225
Accumulated depreciation	(672,615)	(649,790)	(595,881)
Property, plant and equipment, net	$1,077,760	$1,056,837	$917,344

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31,	July 31,	October 31,
	2008	2008	2007
Trade payables	$73,348	$53,187	$96,896
Real estate development payables	57,001	52,574	35,322
Deferred revenue	82,343	45,805	69,568
Deferred real estate and other deposits	46,582	58,421	83,576
Accrued salaries, wages and deferred compensation	16,052	22,397	18,405
Accrued benefits	22,303	22,777	22,997
Accrued interest	6,722	14,552	6,919
Liabilities to complete real estate projects, short term	2,821	4,199	4,817
Other accruals	20,344	20,270	21,852
Total accounts payable and accrued liabilities	$327,516	$294,182	$360,352

The composition of other long-term liabilities follows (in thousands):

	October 31,	July 31,	October 31,
	2008	2008	2007
Private club deferred initiation fee revenue	$150,747	$92,066	$93,234
Deferred real estate deposits	45,856	45,775	42,657
Private club initiation deposits	5,453	29,881	18,745
Other long-term liabilities	21,325	15,921	13,495
Total other long-term liabilities	$223,381	$183,643	$168,131

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC (“Tarnes”), BC Housing LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of October 31, 2008, the Employee Housing Entities had total assets of $38.0 million (primarily recorded in property, plant and equipment, net) and total liabilities of $69.7 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  All of the assets ($7.9 million as of October 31, 2008) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds.  The Company has issued under its Credit Facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.5 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2008.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of October 31, 2008.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third party entities, these VIEs had estimated total assets of approximately $246.1 million and total liabilities of approximately $147.2 million.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to a $2.2 million note receivable including accrued interest from one of the third parties and the net book value of the intangible asset associated with a management agreement in the amount of $0.7 million as of October 31, 2008.

7.           Fair Value Measurements

SFAS 157 establishes how reporting entities should measure fair value for measurement and disclosure purposes.  The Standard does not require any new fair value measurements but rather establishes a common definition of fair value applicable to all assets and liabilities measured at fair value.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by SFAS 157 prioritizes the inputs into valuation techniques used to measure fair value.  Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value.  The three levels of the hierarchy are as follows:

Level 1: Inputs that reflect unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities;

Level 2: Inputs include quoted prices for similar assets and liabilities in active and inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs which are supported by little or no market activity.

The table below summarizes the Company’s financial assets and liabilities measured at fair value in accordance with SFAS 157 as of October 31, 2008 (all other financial assets and liabilities applicable to SFAS 157 are immaterial) (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at
	October 31,
Description	2008	Level 1	Level 2	Level 3
Cash equivalents	$55,855	$48,855	$7,000	$--

The Company’s cash equivalents include money market funds, time deposits and U.S. government debt securities which are measured using Level 1 and Level 2 inputs utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

8.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.5 million, $1.6 million and $1.0 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2008, July 31, 2008 and October 31, 2007, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2016.

Guarantees

As of October 31, 2008, the Company had various other guarantees, primarily in the form of letters of credit in the amount of $94.6 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $36.2 million of construction and development related guarantees and $6.1 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company’s trademarks and logos.  The Company does not record any liabilities with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination whether to complete a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Condensed Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $3.4 million as of October 31, 2008, and anticipates completion of the majority of these commitments within the next two years.

Self Insurance

The Company is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to a stop loss policy.  The self-insurance liability related to workers' compensation is determined actuarially based on claims filed.  The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims.  The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 5, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of October 31, 2008, July 31, 2008 and October 31, 2007 the accrual for the above loss contingencies was not material individually and in the aggregate.

Cheeca Lodge & Spa Contract Dispute

On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC, related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “contract dispute credit, net” in the Consolidated Condensed Statement of Operations for the three months ended October 31, 2007.

9.           Segment Information

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

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss), which is a non-GAAP financial measure.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the Company to report segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.

Reported EBITDA is not a measure of financial performance under GAAP.  Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance.  Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income (loss), net change in cash and cash equivalents or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Because Reported EBITDA is not a measurement determined in accordance with GAAP and thus is susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2008	2007
Net revenue:
Lift tickets	$--	$--
Ski school	--	--
Dining	3,929	4,762
Retail/rental	22,426	23,540
Other	14,423	14,234
Total Mountain net revenue	40,778	42,536
Lodging	45,253	43,317
Resort	86,031	85,853
Real estate	66,750	12,034
Total net revenue	$152,781	$97,887
Segment operating expense:
Mountain	$81,223	$80,947
Lodging	44,898	41,236
Resort	126,121	122,183
Real estate	51,377	6,913
Total segment operating expense	$177,498	$129,096
Mountain equity investment income, net	$1,015	$1,969

Reported EBITDA:
Mountain	$(39,430)	$(36,442)
Lodging	355	2,081
Resort	(39,075)	(34,361)
Real estate	15,373	5,121
Total Reported EBITDA	$(23,702)	$(29,240)

Reconciliation to net loss:
Total Reported EBITDA	$(23,702)	$(29,240)
Depreciation and amortization	(25,078)	(20,761)
Loss on disposal of fixed assets, net	(180)	(234)
Investment income	643	3,218
Interest expense, net	(7,947)	(7,644)
Contract dispute credit, net	--	11,920
Minority interest in loss of consolidated subsidiaries, net	2,351	2,063
Loss before benefit from income taxes	(53,913)	(40,678)
Benefit from income taxes	19,409	16,068
Net loss	$(34,504)	$(24,610)

Real estate held for sale and investment	$256,323	$415,411

10.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the three months ended October 31, 2008, the Company repurchased 278,400 shares of common stock at a cost of $7.4 million.  Since inception of this stock repurchase plan through October 31, 2008, the Company has repurchased 3,282,508 shares at a cost of approximately $132.9 million.  As of October 31, 2008, 2,717,492 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

11.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheet data is presented as of October 31, 2008, July 31, 2008 and October 31, 2007.  Statement of operations and condensed statement of cash flows data are presented for the three months ended October 31, 2008 and 2007.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$92,806	$9,862	$--	$102,668
Restricted cash	--	12,193	260	--	12,453
Trade receivables, net	--	43,662	806	--	44,468
Inventories, net	--	10,965	56,753	--	67,718
Other current assets	16,115	21,622	4,251	--	41,988
Total current assets	16,115	181,248	71,932	--	269,295
Property, plant and equipment, net	--	828,390	249,370	--	1,077,760
Real estate held for sale and investment	--	204,323	52,000	--	256,323
Goodwill, net	--	123,034	19,248	--	142,282
Intangible assets, net	--	56,584	15,879	--	72,463
Other assets	3,758	36,570	6,734	--	47,062
Investments in subsidiaries and advances to (from) parent	1,174,116	713,098	(114,512)	(1,772,702)	--
Total assets	$1,193,989	$2,143,247	$300,651	$(1,772,702)	$1,865,185

Current liabilities:
Accounts payable and accrued liabilities	$5,889	$224,520	$97,107	$--	$327,516
Income taxes payable	49,784	--	--	--	49,784
Long-term debt due within one year	--	11	343	--	354
Total current liabilities	55,673	224,531	97,450	--	377,654
Long-term debt	390,000	42,721	59,057	--	491,778
Other long-term liabilities	3,142	217,436	2,803	--	223,381
Deferred income taxes	57,063	--	--	--	57,063
Minority interest in net assets of consolidated subsidiaries	--	--	--	27,198	27,198
Total stockholders’ equity	688,111	1,658,559	141,341	(1,799,900)	688,111
Total liabilities and stockholders’ equity	$1,193,989	$2,143,247	$300,651	$(1,772,702)	$1,865,185

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$156,782	$5,563	$--	$162,345
Restricted cash	--	10,526	47,911	--	58,437
Trade receivables, net	--	47,953	2,232	--	50,185
Inventories, net	--	11,786	37,922	--	49,708
Other current assets	15,142	19,205	3,873	--	38,220
Total current assets	15,142	246,252	97,501	--	358,895
Property, plant and equipment, net	--	806,696	250,141	--	1,056,837
Real estate held for sale and investment	--	204,260	45,045	--	249,305
Goodwill, net	--	123,034	19,248	--	142,282
Intangible assets, net	--	56,650	15,880	--	72,530
Other assets	3,936	34,922	7,247	--	46,105
Investments in subsidiaries and advances to (from) parent	1,248,019	599,199	(61,968)	(1,785,250)	--
Total assets	$1,267,097	$2,071,013	$373,094	$(1,785,250)	$1,925,954

Current liabilities:
Accounts payable and accrued liabilities	$12,446	$196,360	$85,376	$--	$294,182
Income taxes payable	57,474	--	--	--	57,474
Long-term debt due within one year	--	15,022	333	--	15,355
Total current liabilities	69,920	211,382	85,709	--	367,011
Long-term debt	390,000	42,722	108,628	--	541,350
Other long-term liabilities	3,142	149,557	30,944	--	183,643
Deferred income taxes	75,279	--	--	--	75,279
Minority interest in net assets of consolidated subsidiaries	--	--	--	29,915	29,915
Total stockholders’ equity	728,756	1,667,352	147,813	(1,815,165)	728,756
Total liabilities and stockholders’ equity	$1,267,097	$2,071,013	$373,094	$(1,785,250)	$1,925,954

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$160,983	$5,061	$--	$166,044
Restricted cash	--	14,008	28,868	--	42,876
Trade receivables, net	--	23,705	1,249	--	24,954
Inventories, net	--	9,604	54,097	--	63,701
Other current assets	15,851	20,278	10,486	--	46,615
Total current assets	15,851	228,578	99,761	--	344,190
Property, plant and equipment, net	--	795,610	121,734	--	917,344
Real estate held for sale and investment	--	91,358	324,053	--	415,411
Goodwill, net	--	123,033	18,666	--	141,699
Intangible assets, net	--	56,845	16,398	--	73,243
Other assets	4,469	26,672	11,893	--	43,034
Investments in subsidiaries and advances to (from) parent	1,147,857	368,633	(123,167)	(1,393,323)	--
Total assets	$1,168,177	$1,690,729	$469,338	$(1,393,323)	$1,934,921

Current liabilities:
Accounts payable and accrued liabilities	$5,655	$200,895	$153,802	$--	$360,352
Income taxes payable	34,708	-	-	--	34,708
Long-term debt due within one year	--	15,050	61,894	--	76,944
Total current liabilities	40,363	215,945	215,696	--	472,004
Long-term debt	390,000	42,712	101,815	--	534,527
Other long-term liabilities	2,088	102,485	63,558	--	168,131
Deferred income taxes	54,354	--	--	--	54,354
Minority interest in net assets of consolidated subsidiaries	--	--	--	24,533	24,533
Total stockholders’ equity	681,372	1,329,587	88,269	(1,417,856)	681,372
Total liabilities and stockholders’ equity	$1,168,177	$1,690,729	$469,338	$(1,393,323)	$1,934,921

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$117,168	$38,838	$(3,225)	$152,781
Total operating expense	169	162,157	43,617	(3,187)	202,756
(Loss) income from operations	(169)	(44,989)	(4,779)	(38)	(49,975)
Equity investment income, net	--	1,015	--	--	1,015
Other (expense) income, net	(6,761)	468	(1,049)	38	(7,304)
Minority interest in loss of consolidated subsidiaries, net	--	--	--	2,351	2,351
Loss before income taxes	(6,930)	(43,506)	(5,828)	2,351	(53,913)
Benefit (provision) from income taxes	2,494	16,918	(3)	--	19,409
Net loss before equity in (loss) income of consolidated subsidiaries	(4,436)	(26,588)	(5,831)	2,351	(34,504)
Equity in (loss) income of consolidated subsidiaries	(30,068)	5,863	--	24,205	--
Net (loss) income	$(34,504)	$(20,725)	$(5,831)	$26,556	$(34,504)

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

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(36,215)	$43,155	$43,979	$50,919
Cash flows from investing activities:
Capital expenditures	--	(38,399)	(4,985)	(43,384)
Other investing activities, net	--	(2,665)	83	(2,582)
Net cash used in investing activities	--	(41,064)	(4,902)	(45,966)
Cash flows from financing activities:
Repurchases of common stock	(7,412)	--	--	(7,412)
Proceeds from borrowings under Non-Recourse Real Estate Financings	--	--	9,013	9,013
Payments of Non-Recourse Real Estate Financings	--	--	(58,407)	(58,407)
Proceeds from borrowings under other long-term debt	--	--	20,640	20,640
Payments of other long-term debt	--	(15,000)	(20,808)	(35,808)
Other financing activities, net	(207)	3,572	3,979	7,344
Advances from (to) affiliates	43,834	(54,639)	10,805	--
Net cash provided by (used in) financing activities	36,215	(66,067)	(34,778)	(64,630)
Net (decrease) increase in cash and cash equivalents	--	(63,976)	4,299	(59,677)
Cash and cash equivalents:
Beginning of period	--	156,782	5,563	162,345
End of period	$--	$92,806	$9,862	$102,668

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(30,154)	$18,810	$(8,031)	$(19,375)
Cash flows from investing activities:
Capital expenditures	--	(29,499)	(22,791)	(52,290)
Other investing activities, net	--	187	336	523
Net cash used in investing activities	--	(29,312)	(22,455)	(51,767)
Cash flows from financing activities:
Repurchases of common stock	(11,698)	--	--	(11,698)
Net (payments) proceeds from borrowings under long-term debt	--	(17,266)	34,626	17,360
Other financing activities, net	2,285	2,366	(3,946)	705
Advances (to) from affiliates	39,567	(39,567)	--	--
Net cash provided by (used in) financing activities	30,154	(54,467)	30,680	6,367
Net decrease in cash and cash equivalents	--	(64,969)	194	(64,775)
Cash and cash equivalents:
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$160,983	$5,061	$166,044

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2008 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2008 and 2007 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A, “Risk Factors” of Part I of the Form 10-K.

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

Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity.  Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income (loss), net change in cash and cash equivalents or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity.  Because Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Reported EBITDA and Net Debt as presented may not be comparable to other similarly titled measures of other companies.

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters.  Operations within the Lodging segment include (i) ownership/management of a group of nine luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including five proximate to the Company's ski resorts; (ii) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; (iii) Grand Teton Lodge Company (“GTLC”); and (iv) golf courses.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment owns and develops real estate in and around the Company's resort communities.

The Company's first fiscal quarter is a seasonally low period as the Company's ski operations are generally not open for business until mid-November, which falls in the Company's second fiscal quarter.  Additionally, many of the Company's lodging properties experience similar seasonal trends.  As a result, the Company generally incurs significant losses in the Resort segment during the first fiscal quarter.

Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at the Company's five mountain resorts, as well as SSI Venture, LLC’s (“SSV”) retail operations.

Revenue of the Lodging segment during the Company's first fiscal quarter is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties.  In addition, the Company's lodging properties benefit from group business in early fall.  Performance of the lodging properties at or around the Company's ski resorts are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by out-of-state and international (“Destination”) guests.  Revenue generated through management fees is based upon the revenue of managed individual hotel properties within the lodging portfolio, and to the extent that these managed properties are not proximate to ski resorts, the seasonality of those hotels more closely resembles the seasonality and trends within their geographical region and the overall travel industry.

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

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company’s Form 10-K, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance or condition:

•
The economic downturn currently affecting the U.S. and global economy is expected to continue to have a negative impact on overall trends in the travel and leisure industries.  Consequently, visitation to the Company’s resorts and/or the amount the Company’s guests spend at its resorts is being negatively impacted by the weaker U.S. and global economy, in addition to lowered demand for the Company’s real estate projects.  Currently the Company is experiencing a significant decline in reservations as compared to the same period in the prior year from destination guests.  However, the Company cannot predict the ultimate impact this will have on its visitation and results of operations for the 2008/2009 ski season, depending upon whether these booking trends continue, worsen or improve within the macroeconomic environment.  Additionally, a large portion of the Mountain segment operating expenses are fixed costs (with the exception of certain variable expenses including forest service fees, other resort related fees, credit card fees, retail/rental operations, ski school labor and dining operations) which could impact the Company’s results of operations and cash flows if there is a significant decline in skier visitation.

•
The timing and amount of snowfall can have an impact on skier visits.  To mitigate this impact, as well as to lock in more lift ticket revenue in general, the Company focuses efforts on sales of season passes prior to the beginning of the ski season.  Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season.  Deferred revenue related to season pass sales (including the Epic Season Pass, as discussed below) was $66.0 million and $55.2 million as of October 31, 2008 and 2007, respectively.

•
In March 2008, the Company announced a new season pass product (the “Epic Season Pass”) for the upcoming 2008/2009 ski season, which offers unrestricted and unlimited access to the Company’s five ski resorts.  The Epic Season Pass is being marketed towards the Company’s Destination guests although it is available to in-state and local (“In-State”) guests and must be purchased on or before December 1, 2008, prior to the vast majority of the ski season.  As such, the Company expects an increase in season pass revenue for the 2008/2009 ski season; however, the Company cannot predict the overall impact the Epic Season Pass will have on overall lift revenue and effective ticket price (“ETP”).

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year.  Additionally, the magnitude of real estate projects currently under development or contemplated could result in significant fluctuations in Real Estate Reported EBITDA between periods.  For example, the Company closed on 39 of the 45 units at Crystal Peak Lodge during the three months ended October 31, 2008 and expects to close on the majority of the remaining condominium units during the year ending July 31, 2009.  The Company closed on one of the 13 Lodge at Vail Chalets (“Chalets”) during the three months ended October 31, 2008, which is in addition to the five Chalets that closed in the year ended July 31, 2008 and expects to close on the remaining seven Chalets upon final completion during the year ending July 31, 2009.  Also, the Company expects to close in the year ending July 31, 2009 one unit at The Arrabelle at Vail Square (“Arrabelle”) upon final completion and has another unit available for sale.  The Company has entered into definitive sales contracts with a value of approximately $108 million related to the above projects yet to be closed.

•
The Company has several other real estate projects across its resorts under development and in the planning stages.  While the current instability in the capital markets and slowdown in the national real estate market have not, to date, materially impacted the Company’s Real Estate segment operating results, the Company does have elevated risk associated with the selling and/or closing of its real estate under development as a result of the current economic climate.  These risks surrounding the Company’s real estate developments are partially mitigated by the fact that the Company’s projects include a relatively low number of units situated at the base of its resorts, which are unique due to the relatively low supply of developable land.  Additionally, the Company’s real estate projects must meet the Company’s pre-sale requirements, which generally include substantial non-refundable deposits, before significant development begins; however, there is no guarantee that a sustained downward trend in the capital and real estate markets would not materially impact the Company’s real estate development activities or operating results. In addition to the expected completion of the Arrabelle, Chalets and Crystal Peak Lodge development projects during the year ending July 31, 2009, the Company is also moving forward with the development of One Ski Hill Place located at the base of Peak 8 in Breckenridge and The Ritz-Carlton Residences, Vail.  The Company expects to incur between $320 million to $340 million of remaining development costs subsequent to October 31, 2008 on the Arrabelle, Chalets, Crystal Peak Lodge, One Ski Hill Place and The Ritz-Carlton Residences, Vail projects.

•
The Company had $102.7 million in cash and cash equivalents as of October 31, 2008 (the first fiscal quarter historically is a seasonal low point for cash and cash equivalents on hand given that the first fiscal quarter and prior year fiscal fourth quarter have essentially no ski operations), with no borrowings under the revolver component of its Credit Facility and expects to generate additional cash from operations, including future closures on real estate vertical development projects during the 2009 fiscal year.  In addition to building or preserving excess cash, especially considering the current economic environment, the Company continuously evaluates other options on how to utilize its excess cash, including any combination of the following strategic options: self-fund real estate under development; continue recent levels of investment in resort assets; pursue strategic acquisitions; pay off outstanding debt; repurchase additional common stock of the Company (see Note 10, Stock Repurchase Plan, of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s stock repurchase plan); and/or other options to return value to stockholders.  The Company’s debt is long-term in nature and the Company believes its debt has favorable interest rates.  In determining its uses of excess cash, the Company has some constraints as a result of the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”), which limit the Company’s ability to pay dividends, repurchase stock and pay off certain of its debt, including its 6.75% Notes.

•
The U.S. stock and credit markets have recently experienced significant volatility which has led to a significant decline in market value of companies in the travel and leisure industry, including the Company.  However, we currently do not believe that the recent decline in the Company’s market capitalization is a triggering event requiring an interim impairment test with regards to the Company’s goodwill and indefinite-lived intangible assets.  The Company has $214.7 million of goodwill and indefinite-lived intangible assets for which the Company currently plans on performing its annual impairment test during its fiscal fourth quarter 2009, unless circumstances materially change, necessitating an interim impairment analysis.  The Company cannot predict the outcome of this annual test and whether the result will require the Company to record a non-cash impairment charge.

•
On November 1, 2008, the Company closed its acquisition of the resort ground transportation business, Colorado Mountain Express (“CME”), for a total consideration of $38.3 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the purchase agreement.  The operating results of CME will be reported within the Lodging segment beginning with the three and six months ending January 31, 2009.

RESULTS OF OPERATIONS

Summary

Due to the seasonality of the Company’s operations, the Company normally incurs net losses during the first fiscal quarter, as shown in the summary operating results below (in thousands):

	Three Months Ended
	October 31,
	2008	2007
Mountain Reported EBITDA	$(39,430)	$(36,442)
Lodging Reported EBITDA	355	2,081
Resort Reported EBITDA	(39,075)	(34,361)
Real Estate Reported EBITDA	15,373	5,121
Total Reported EBITDA	(23,702)	(29,240)
Loss before benefit from income taxes	(53,913)	(40,678)
Net loss	$(34,504)	$(24,610)

The loss before benefit from income taxes increased $13.2 million for the three months ended October 31, 2008 as compared to the same period in the prior year, despite an improvement in Total Reported EBITIDA of $5.5 million, primarily due to a prior year $11.9 million contract dispute credit, net and a $4.3 million increase in depreciation and amortization.  A further discussion of segment results and other items can be found below.

Mountain Segment

Mountain segment operating results for the three months ended October 31, 2008 and 2007 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2008	2007	(Decrease)
Lift tickets	$--	$--	--%
Ski school	--	--	--%
Dining	3,929	4,762	(17.5)%
Retail/rental	22,426	23,540	(4.7)%
Other	14,423	14,234	1.3%
Total Mountain net revenue	40,778	42,536	(4.1)%
Total Mountain operating expense	81,223	80,947	0.3%
Mountain equity investment income, net	1,015	1,969	(48.5)%
Total Mountain Reported EBITDA	$(39,430)	$(36,442)	(8.2)%

Total Mountain Reported EBITDA includes $1.2 million and $1.1 million of stock-based compensation expense for the three months ended October 31, 2008 and 2007, respectively.

The Company's first fiscal quarter historically results in negative Mountain Reported EBITDA, as the Company's ski resorts generally do not open for ski operations until the Company's second fiscal quarter.  The first fiscal quarter consists primarily of fixed expenses plus summer business and retail/rental operations.

Total Mountain net revenue decreased primarily as a result of a decrease of $1.1 million in retail/rental revenue negatively impacted primarily by lower sales volumes primarily in the Colorado Front Range.  Dining revenue for the three months ended October 31, 2008 was negatively impacted by temporary closures of Keystone on-mountain dining facilities due to construction of the new Keystone gondola.  Other revenue was also negatively impacted by temporary closure of the summer on-mountain activities in Breckenridge, including the alpine slide, due to real estate construction activities at the base area of Breckenridge.

Mountain operating expense in the three months ended October 31, 2008 was relatively flat compared to prior year, however, the three months ended October 31, 2007 included $2.3 million of legal costs associated with The Canyons ski resort (“The Canyons”) litigation.  Excluding The Canyons litigation expense, expenses would have increased by 3.3% for the three months ended October 31, 2008, compared to the three months ended October 31, 2007, which was primarily due to higher repairs and maintenance and allocated corporate costs, partially offset by lower variable expenses associated with the reduced retail/rental and dining revenues.

Mountain equity investment income, net, which represents the Company’s share of income from its retail brokerage joint venture, was unfavorably impacted by an overall decline in real estate closings compared to the same period in the prior year from both commercial projects and residential sales.

Lodging Segment

Lodging segment operating results for the three months ended October 31, 2008 and 2007 are presented by category as follows (in thousands except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended		Percentage
	October 31,		Increase
	2008	2007	(Decrease)
Total Lodging net revenue	$45,253	$43,317	4.5%
Total Lodging operating expense	44,898	41,236	8.9%
Total Lodging Reported EBITDA	$355	$2,081	(82.9)%

ADR	$167.45	$157.91	6.0%
RevPAR	$63.95	$63.97	0.0%

Total Lodging Reported EBITDA includes $0.4 million and $0.3 million of stock-based compensation expense for the three months ended October 31, 2008 and 2007, respectively.

Total Lodging segment net revenue for the three months ended October 31, 2008 increased by $1.9 million as compared to the three months ended October 31, 2007.  Total Lodging segment net revenue for the three months ended October 31, 2008 includes revenue generated from The Arrabelle at Vail Square hotel (“The Arrabelle Hotel”), which opened in January 2008.  The increase in revenue was also driven by an increase in overall ADR of 6.0% as compared to the three months ended October 31, 2007, which was partially offset by fewer available rooms and lower occupancy, primarily as a result of a decline in conference and group room nights, as compared to the three months ended October 31, 2007.

Operating expense increased in the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 due to operating expenses associated with The Arrabelle Hotel in addition to increased expenses at GTLC and allocated corporate costs, partially offset by the start-up and pre-opening costs associated with The Arrabelle Hotel in the prior year’s quarter.

Real Estate Segment

Real Estate segment operating results for the three months ended October 31, 2008 and 2007 are presented by category as follows (in thousands):

	Three Months Ended
	October 31,		Percentage
	2008	2007	Increase
Total Real Estate net revenue	$66,750	$12,034	454.7%
Total Real Estate operating expense	51,377	6,913	643.2%
Total Real Estate Reported EBITDA	$15,373	$5,121	200.2%

Real Estate Reported EBITDA includes $0.9 million and $0.6 million of stock-based compensation expense for the three months ended October 31, 2008 and 2007, respectively.

The Company’s Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Real Estate segment net revenue for the three months ended October 31, 2008 was driven primarily by the closing on 39 of the 45 residences at Crystal Peak Lodge at Breckenridge ($51.2 million) and the closing on one of the 13 units at Chalets ($14.4 million).  Operating expense for the three months ended October 31, 2008 included cost of sales of $44.3 million (including sales commissions) commensurate with revenue recognized, as well as general and administrative costs of approximately $7.1 million.  General and administrative costs are primarily comprised of marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and benefits associated with the expanded real estate infrastructure to support the increased vertical development and allocated corporate costs.

Real Estate segment net revenue for the three months ended October 31, 2007 was driven primarily by contingent gains on development parcel sales that closed in previous periods.  Operating expense for the three months ended October 31, 2007 primarily consisted of marketing expenses for the major real estate projects under development, overhead costs such as labor and benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended October 31, 2008 increased primarily as a result of placing in service significant resort assets, which included The Arrabelle Hotel, a new skier services building and a private club associated with the Chalets project and an increase in the fixed asset base due to a higher level of capital expenditures.

Investment income.  The Company invests excess cash in highly liquid investments, as permitted under the Credit Agreement underlying the Credit Facility and the Indenture relating to the 6.75% Notes.  The decrease in investment income for the three months ended October 31, 2008 compared to the three months ended October 31, 2007 is primarily due to a reduction in the average interest earned on investments and a decrease in average invested cash during the period as a result of significant share repurchases over the past year, higher capital improvements and construction costs related to vertical real estate development.

Interest expense, net.  The Company’s primary sources of interest expense are the 6.75% Notes, its Credit Facility, including unused commitment fees and letter of credit fees, the outstanding $42.7 million of industrial development bonds and the series of bonds issued to finance the construction of employee housing facilities.  Interest expense increased $0.3 million for the three months ended October 31, 2008 compared to the three months ended October 31, 2007, primarily due to a decrease in capitalized interest associated with ongoing real estate and related resort development partially offset by a reduction in average debt outstanding and a reduction in the average variable borrowing rate of the employee housing bonds.

Contract dispute credit, net.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC (“Cheeca”), related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “contract dispute credit, net” in the Consolidated Condensed Statement of Operations for the three months ended October 31, 2007.

Income taxes.  The effective tax rate for the three months ended October 31, 2008 and 2007 was 36.0% and 39.5%, respectively.  The income tax benefit recorded in the three months ended October 31, 2007 reflects the reversal of a previously recorded liability in the amount of $0.7 million associated with unrecognized tax benefits that were determined to be realizable due to a settlement reached with state tax authorities.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.

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

Reconciliation of Non-GAAP measures

The following table reconciles from segment Reported EBITDA to net loss (in thousands):
	Three Months Ended
	October 31,
	2008	2007
Mountain Reported EBITDA	$(39,430)	$(36,442)
Lodging Reported EBITDA	355	2,081
Resort Reported EBITDA	(39,075)	(34,361)
Real Estate Reported EBITDA	15,373	5,121
Total Reported EBITDA	(23,702)	(29,240)
Depreciation and amortization	(25,078)	(20,761)
Loss on disposal of fixed assets	(180)	(234)
Investment income	643	3,218
Interest expense, net	(7,947)	(7,644)
Contract dispute credit, net	--	11,920
Minority interest in loss of consolidated subsidiaries, net	2,351	2,063
Loss before benefit from income taxes	(53,913)	(40,678)
Benefit from income taxes	19,409	16,068
Net loss	$(34,504)	$(24,610)

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	October 31,
	2008	2007
Long-term debt	$491,778	$534,527
Long-term debt due within one year	354	76,944
Total debt	492,132	611,471
Less: cash and cash equivalents	102,668	166,044
Net debt	$389,464	$445,427

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company's first fiscal quarter end is seasonally low for cash and cash equivalents on hand given that the first and the prior year’s fourth fiscal quarters have essentially no ski operations and the Company is incurring fixed costs as well as incurring Resort capital expenditures and investments in real estate.  In total, the Company used $59.7 million and $64.8 million of cash in the three months ended October 31, 2008 and October 31, 2007, respectively.  The Company generated $50.9 million of cash from operating activities during the three months ended October 31, 2008, compared to using $19.4 million for the three months ended October 31, 2007.  The three months ended October 31, 2008 were positively impacted by an increase in Real Estate Reported EBITDA adjusted for real estate cost of sales less investments in real estate in the amount of $63.2 million, increased private club deferred initiation fees and deposits of $32.9 million primarily related to the collection of the final installments related to the Vail Mountain Club initiation deposits and a reduction in restricted cash balances of $34.1 million which became available for general purpose use.  These increases were partially offset by a decrease in real estate deposits of $29.9 million which were applied to real estate sales.  Additionally, the three months ended October 31, 2007 included the receipt of the Cheeca settlement which resulted in a net increase of $11.9 million in cash.  Cash used in investing activities for the three months ended October 31, 2008 decreased by $5.8 million compared to the three months ended October 31, 2007 due to decreased resort capital expenditures of $8.9 million.  Net cash used by financing activities for the three months ended October 31, 2008 increased by $71.0 million compared to the three months ended October 31, 2007 primarily resulting from the $58.4 million pay off of the Non-Recourse Real Estate Financing and the repayment of $15.0 million borrowings under the Series 1990 Sports Facilities Refunding Bonds Revenue Bonds, both in the current year first fiscal quarter.

In addition to the Company’s $102.7 million of cash and cash equivalents at October 31, 2008, the Company has available $306.2 million under its Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $93.8 million).  As of October 31, 2008 and 2007, total long-term debt (including long-term debt due within one year) was $492.1 million and $611.5 million, respectively, with the decrease at October 31, 2008 being primarily due to the pay off of the Non-Recourse Real Estate Financings related to the Company’s vertical development projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $445.4 million as of October 31, 2007 to $389.5 million as of October 31, 2008 due primarily to the pay off of the Company’s Non-Recourse Real Estate Financings partially offset by the decrease in cash and cash equivalents.  The Company believes it is in a good position to take advantage of potential strategic options as further discussed below, as the Company has significant cash and cash equivalents on hand and no revolver borrowings under its Credit Facility.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows (including cash to be generated from anticipated real estate closings) and borrowings, if necessary, under the Credit Facility.  In order to provide additional flexibility for the Company’s liquidity needs, the Company finalized in March 2008 an agreement with the lenders in its Credit Facility to utilize an accordion feature to expand commitments under the existing facility by $100.0 million (for a total borrowing capacity of $400.0 million), at the same terms existing in the current facility.  The Company believes the Credit Facility, which matures in 2012, including the expanded commitments would provide added flexibility especially when evaluating future financing needs for its real estate projects given the current state of the non-recourse financing available in the capital markets, and is priced favorably, with any new borrowings currently being priced at LIBOR plus 0.50%.

In addition to building or preserving excess cash, the Company continuously evaluates other options on how to utilize its excess cash, including any combination of the following strategic options: self-fund real estate under development, continue recent levels of investment in resort assets, pursue strategic acquisitions, pay off outstanding debt, repurchase additional common stock of the Company and/or other options to return value to stockholders.  The Company’s debt generally has favorable fixed interest rates and is long-term in nature.  The Company’s Credit Facility and the Indenture limit the Company’s ability to make investments or distributions, including the payment of dividends and/or the repurchase of the Company’s common stock, and the pay off of certain of its debt, including its 6.75% Notes.

Significant Uses of Cash

The Company’s cash needs typically include providing for operating expenditures, debt service requirements and capital expenditures for both assets to be used in operations and real estate development projects.  In addition, the Company expects it will incur a significant increase in cash income tax payments due to the prior utilization of all NOL carryforwards (subject to the appeal of the IRS ruling described above).  Subsequent to October 31, 2008, the Company completed its acquisition of CME which required a cash payment of approximately $38.3 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures.

The Company expects to spend approximately $250 million to $270 million in calendar year 2008 for real estate development projects, including the construction of associated resort-related depreciable assets, of which $210 million was spent as of October 31, 2008, leaving approximately $40 million to $60 million to spend in the remainder of calendar year 2008.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for these projects; commitments for future services to be performed over the next several years under such current contracts total approximately $266 million.  The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts.  The Company currently estimates to spend approximately $230 million to $250 million in calendar year 2009 for real estate development projects, including the construction of associated resort-related depreciable assets.  In addition to utilizing project-specific financing and cash on hand as appropriate, the Company also pre-sells units requiring deposits in a proposed development prior to committing to the completion of the development.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest significant cash in the future.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $106 million to $110 million of resort capital expenditures for calendar year 2008 excluding resort depreciable assets arising from real estate activities noted above, of which $83 million was spent as of October 31, 2008, leaving approximately $23 million to $27 million to spend in the remainder of calendar year 2008.  This overall resort capital investment will allow the Company to maintain its high quality standards and make incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  Included in these capital expenditures are approximately $40 million to $42 million which are necessary to maintain appearance and level of service appropriate to the Company’s world-class resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2008 include the completed replacement of a previously existing gondola with a new state-of-the-art eight passenger Keystone River Run gondola in River Run Village (which was operational November 2008); completion of an on-mountain ski school building following the new Buckaroo Express gondola installed in 2007 at Beaver Creek; full renovation of The Osprey at Beaver Creek (formerly known as the Inn at Beaver Creek), including substantial upgrades to create a unique ultra-luxury RockResorts branded hotel; new snowmaking equipment at Peak 7 in Breckenridge; start of a Jackson Lake Lodge room remodel in Grand Teton National Park; and upgrades to the Company’s central reservations, marketing database and e-commerce booking systems, among other projects.  The Company has not finalized its specific resort capital plan for calendar year 2009, although it is currently anticipated that such plan will continue at the same level of expenditures to maintain appearance and level of service, but the Company will evaluate total discretionary expenditures based on the current economic environment .  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $492.1 million debt outstanding as of October 31, 2008) are not due until fiscal 2014 and beyond.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $52.6 million of variable-rate debt outstanding as of October 31, 2008.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.5 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can respond to liquidity impacts of changes in the business and economic environment by managing its capital expenditures and real estate development activities.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the three months ended October 31, 2008, the Company repurchased 278,400 shares of common stock at a cost of $7.4 million.  Since inception of this stock repurchase plan, the Company has repurchased 3,282,508 shares at a cost of approximately $132.9 million, through October 31, 2008.  As of October 31, 2008, 2,717,492 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants under its Credit Facility and the Indenture.  The most restrictive of those covenants include the following Credit Facility covenants: Net Funded Debt to Adjusted EBITDA ratio, Minimum Net Worth and the Interest Coverage ratio (each as defined in the Credit Agreement).  In addition, the Company’s financing arrangements, including the Indenture, limit its ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets.  The Company’s borrowing availability under the Credit Facility is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio as defined in the Credit Agreement.

The Company was in compliance with all restrictive financial covenants in its debt instruments as of October 31, 2008.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2009.  However, there can be no assurance that the Company will meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	downturn in general economic conditions, including adverse effects on the overall travel and leisure related industries;
•	terrorist acts upon the United States;
•	threat of or actual war;
•	unfavorable weather conditions;
•	our ability to obtain financing on terms acceptable to us to finance our real estate investments, capital expenditures and growth strategy;
•	our ability to continue to grow our resort and real estate operations;
•	competition in our mountain and lodging businesses;
•	our ability to hire and retain a sufficient seasonal workforce;
•	our ability to successfully initiate and/or complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	adverse changes in real estate markets;
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	our ability to integrate and successfully operate future acquisitions; and
•	adverse consequences of current or future legal claims.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.  Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements.  Actual results may differ materially from those suggested by the forward-looking statements that the Company makes for a number of reasons including those described in this Form 10-Q and in Part I, Item 1A, “Risk Factors” of the Form 10-K.  All forward-looking statements are made only as of the date hereof. Except as may be required by law, the Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2008, the Company had $52.6 million of variable rate indebtedness, representing 10.7% of the Company's total debt outstanding, at an average interest rate during the three months ended October 31, 2008 of 6.2%.  Based on variable-rate borrowings outstanding as of October 31, 2008, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $0.5 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these counter claims and motions are without merit.  These motions are set for hearing on December 12, 2008.  The Company is unable to predict the ultimate outcome of the above described actions.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the first quarter of the year ending July 31, 2009:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2008 – August 31, 2008	--	$--	--	2,995,892
September 1, 2008 – September 30, 2008	--	--	--	2,995,892
October 1, 2008 – October 31, 2008	278,400	26.63	278,400	2,717,492
Total	278,400	$26.63	278,400

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

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)
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
4.1(d)
Supplemental Indenture, dated as of April 26, 2007 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

4.1(e)
Supplemental Indenture, dated as of July 11, 2008 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

10.1	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc., and Robert A. Katz.	16
10.2	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc., and Jeffrey W. Jones.	36
10.3	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Keith Fernandez.	52
10.4	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and John McD. Garnsey.	68
10.5	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Blaise Carrig.	84
10.6	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Stanley D. Brown.	100
10.7	Vail Resorts, Inc. Management Incentive Plan.	116
10.8	Form of Indemnification Agreement.	125
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	143
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	145
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	147

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2008	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: December 9, 2008	Vail Resorts, Inc.

By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Vice President, Controller and
Chief Accounting Officer