Form 10-Q
period 2009-01-31
VAIL RESORTS INC
filed 2009-03-11
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of March 6, 2009, 36,407,238 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2009, July 31, 2008 and January 31, 2008		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2009 and 2008		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2009 and 2008		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2009 and 2008		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,172	$162,345	$274,433
Restricted cash	14,603	58,437	56,286
Trade receivables, net	50,495	50,185	44,756
Inventories, net	52,189	49,708	51,513
Other current assets	39,112	38,220	52,603
Total current assets	295,571	358,895	479,591
Property, plant and equipment, net (Note 5)	1,084,031	1,056,837	983,858
Real estate held for sale and investment	247,329	249,305	381,379
Goodwill, net	167,950	142,282	142,011
Intangible assets, net	79,785	72,530	72,658
Other assets	42,931	46,105	42,318
Total assets	$1,917,597	$1,925,954	$2,101,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$302,118	$294,182	$412,872
Income taxes payable	33,315	57,474	30,810
Long-term debt due within one year (Note 4)	304	15,355	100,710
Total current liabilities	335,737	367,011	544,392
Long-term debt (Note 4)	491,777	541,350	554,411
Other long-term liabilities (Note 5)	221,814	183,643	167,020
Deferred income taxes	93,469	75,279	86,303
Commitments and contingencies (Note 8)
Minority interest in net assets of consolidated subsidiaries	30,918	29,915	28,805
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,007,068 (unaudited), 39,926,496 and 39,883,167 (unaudited) shares issued, respectively	400	399	399
Additional paid-in capital	549,729	545,773	540,377
Retained earnings	334,086	308,045	231,824
Treasury stock, at cost; 3,600,235 (unaudited), 3,004,108 and 1,185,083 (unaudited) shares, respectively (Note 10)	(140,333)	(125,461)	(51,716)
Total stockholders’ equity	743,882	728,756	720,884
Total liabilities and stockholders’ equity	$1,917,597	$1,925,954	$2,101,815

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2009	2008
Net revenue:
Mountain	$258,489	$279,722
Lodging	41,150	34,827
Real estate	89,157	45,471
Total net revenue	388,796	360,020
Segment operating expense:
Mountain	156,188	163,188
Lodging	38,697	36,782
Real estate	59,508	44,409
Total segment operating expense	254,393	244,379
Other operating income (expense):
Depreciation and amortization	(27,438)	(23,621)
Gain on sale of real property	--	709
Loss on disposal of fixed assets, net	(422)	(157)
Income from operations	106,543	92,572
Mountain equity investment income, net	1,161	926
Investment income	336	2,019
Interest expense, net	(7,295)	(7,535)
Minority interest in income of consolidated subsidiaries, net	(3,788)	(4,910)
Income before provision for income taxes	96,957	83,072
Provision for income taxes	(36,412)	(31,753)
Net income	$60,545	$51,319

Per share amounts (Note 3):
Basic net income per share	$1.66	$1.32
Diluted net income per share	$1.65	$1.31

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	January 31,
	2009	2008
Net revenue:
Mountain	$299,267	$322,258
Lodging	86,403	78,144
Real estate	155,907	57,504
Total net revenue	541,577	457,906
Segment operating expense:
Mountain	237,411	244,136
Lodging	83,595	78,018
Real estate	110,885	51,322
Total segment operating expense	431,891	373,476
Other operating income (expense):
Depreciation and amortization	(52,516)	(44,383)
Gain on sale of real property	--	709
Loss on disposal of fixed assets, net	(602)	(391)
Income from operations	56,568	40,365
Mountain equity investment income, net	2,176	2,895
Investment income	979	5,237
Interest expense, net	(15,242)	(15,179)
Contract dispute credit, net (Note 8)	--	11,920
Minority interest in income of consolidated subsidiaries, net	(1,437)	(2,847)
Income before provision for income taxes	43,044	42,391
Provision for income taxes	(17,003)	(15,685)
Net income	$26,041	$26,706

Per share amounts (Note 3):
Basic net income per share	$0.71	$0.69
Diluted net income per share	$0.71	$0.68

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net income	$26,041	$26,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,516	44,383
Cost of real estate sales	87,631	35,757
Stock-based compensation expense	5,242	4,057
Deferred income taxes, net	16,204	12,560
Minority interest in income of consolidated subsidiaries, net	1,437	2,847
Other non-cash income, net	(3,998)	(3,464)
Changes in assets and liabilities:
Restricted cash	43,834	(1,537)
Accounts receivable, net	358	(6,824)
Inventories, net	(2,481)	(3,449)
Investments in real estate	(80,567)	(112,718)
Accounts payable and accrued liabilities	36,725	82,399
Deferred real estate deposits	(36,117)	23,128
Private club deferred initiation fees and deposits	39,667	8,691
Other assets and liabilities, net	(19,828)	(20,881)
Net cash provided by operating activities	166,664	91,655
Cash flows from investing activities:
Capital expenditures	(77,560)	(91,177)
Acquisition of business	(38,170)	--
Other investing activities, net	(417)	3,029
Net cash used in investing activities	(116,147)	(88,148)
Cash flows from financing activities:
Repurchases of common stock	(14,872)	(25,870)
Proceeds from borrowings under non-recourse real estate financings	9,013	85,984
Payments of non-recourse real estate financings	(58,407)	(25,201)
Proceeds from borrowings under other long-term debt	55,782	64,145
Payments of other long-term debt	(71,013)	(64,447)
Other financing activities, net	5,807	5,496
Net cash (used in) provided by financing activities	(73,690)	40,107
Net (decrease) increase in cash and cash equivalents	(23,173)	43,614
Cash and cash equivalents:
Beginning of period	162,345	230,819
End of period	$139,172	$274,433

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.           Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly Mountain Resort in the Lake Tahoe area of California and Nevada, as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC (“RockResorts”) brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses.  Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities.  The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company’s operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

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

Reclassification of Book Overdrafts-- Book overdrafts represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s Consolidated Condensed Balance Sheets.  The Company typically funds these overdrafts through normal collections of funds or transfers from other bank balances.  For the six months ended January 31, 2008, the Company revised its presentation of changes in book overdrafts from a financing activity to an operating activity in its Consolidated Condensed Statement of Cash Flows to conform to its current year presentation.  In the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, the Company also presented changes in book overdrafts as an operating activity.  The effect of this change increased cash provided by operating activities for the six months ended January 31, 2008 from $85.1 million (as previously disclosed in the prior year’s Quarterly Report on Form 10-Q) to $91.7 million with a corresponding decrease in the cash flows provided by financing activities for the six months ended January 31, 2008 from $46.7 million (as previously disclosed in the prior year’s Quarterly Report on Form 10-Q) to $40.1 million.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  The Company will apply SFAS 141R prospectively to business combinations consummated after July 31, 2009 (the Company’s fiscal year ending July 31, 2010).

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

3.           Net Income Per Common Share

SFAS No. 128, “Earnings Per Share” (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”).  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the Consolidated Condensed Statements of Operations and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income/loss available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the three months ended January 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$60,545	$60,545	$51,319	$51,319

Weighted-average shares outstanding	36,570	36,570	38,796	38,796
Effect of dilutive securities	--	93	--	349
Total shares	36,570	36,663	38,796	39,145

Net income per share	$1.66	$1.65	$1.32	$1.31

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 438,000 and 53,000 for the three months ended January 31, 2009 and 2008, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2009 and 2008 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$26,041	$26,041	$26,706	$26,706

Weighted-average shares outstanding	36,728	36,728	38,883	38,883
Effect of dilutive securities	--	184	--	388
Total shares	36,728	36,912	38,883	39,271

Net income per share	$0.71	$0.71	$0.69	$0.68

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 207,000 and 79,000 for the six months ended January 31, 2009 and 2008, respectively.

4.           Long-Term Debt

Long-term debt as of January 31, 2009, July 31, 2008 and January 31, 2008 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (a)	2009	2008	2008
Credit Facility Revolver	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds (b)	2011-2020	42,700	57,700	57,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (c)	--	--	49,394	147,665
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2009-2029	6,806	7,036	7,181
Total debt		492,081	556,705	655,121
Less: Current maturities (d)		304	15,355	100,710
Long-term debt		$491,777	$541,350	$554,411

(a)	Maturities are based on the Company's July 31 fiscal year end.

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

(c)
Non-recourse real estate financings borrowings under the original $123.0 million construction agreement for The Chalets at The Lodge at Vail, LLC (“Chalets”) were paid in full during the six months ended January 31, 2009.  As of July 31, 2008 non-recourse real estate financings included borrowings under the construction agreement for the Chalets of $49.4 million.  As of January 31, 2008 non-recourse real estate financings consisted of borrowings of $85.3 million under the original $175.0 million construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”) and under the construction agreement for the Chalets of $62.3 million.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2009 reflected by fiscal year are as follows (in thousands):

2009	$119
2010	349
2011	1,831
2012	305
2013	319
Thereafter	489,158
Total debt	$492,081

The Company incurred gross interest expense of $8.7 million and $11.7 million for the three months ended January 31, 2009 and 2008, respectively, of which $0.4 million and $0.6 million was amortization of deferred financing costs.  The Company incurred gross interest expense of $18.4 million and $22.8 million for the six months ended January 31, 2009 and 2008, respectively, of which $1.2 million and $1.2 million was amortization of deferred financing costs.  The Company capitalized $1.4 million and $4.1 million of interest during the three months ended January 31, 2009 and 2008, respectively.  The Company capitalized $3.1 million and $7.6 million of interest during the six months ended January 31, 2009 and 2008, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	January 31,	July 31,	January 31,
	2009	2008	2008
Land and land improvements	$262,930	$265,123	$252,552
Buildings and building improvements	752,217	685,393	650,694
Machinery and equipment	497,795	457,825	459,427
Furniture and fixtures	162,745	149,251	127,515
Software	43,753	39,605	34,933
Vehicles	34,573	28,829	28,170
Construction in progress	27,243	80,601	47,408
Gross property, plant and equipment	1,781,256	1,706,627	1,600,699
Accumulated depreciation	(697,225)	(649,790)	(616,841)
Property, plant and equipment, net	$1,084,031	$1,056,837	$983,858

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2009	2008	2008
Trade payables	$56,758	$53,187	$84,016
Real estate development payables	38,098	52,574	43,913
Deferred revenue	81,995	45,805	70,684
Deferred real estate and other deposits	28,871	58,421	109,137
Accrued salaries, wages and deferred compensation	18,578	22,397	25,552
Accrued benefits	25,118	22,777	26,205
Accrued interest	13,910	14,552	14,634
Liabilities to complete real estate projects, short term	6,950	4,199	7,808
Other accruals	31,840	20,270	30,923
Total accounts payable and accrued liabilities	$302,118	$294,182	$412,872

The composition of other long-term liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2009	2008	2008
Private club deferred initiation fee revenue and deposits	$155,195	$121,947	$117,928
Deferred real estate deposits	46,240	45,775	34,316
Other long-term liabilities	20,379	15,921	14,776
Total other long-term liabilities	$221,814	$183,643	$167,020

On November 1, 2008, the Company acquired substantially all of the assets of Colorado Mountain Express (“CME”), a resort ground transportation business, for a total consideration of $38.3 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the agreement.  The acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of SFAS No. 141, “Business Combinations”.  The purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.  The Company has completed its preliminary purchase price allocation and has recorded $25.7 million in goodwill and $7.5 million in intangible assets on the date of acquisition.

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC (“Tarnes”), BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of January 31, 2009, the Employee Housing Entities had total assets of $38.0 million (primarily recorded in property, plant and equipment, net) and total liabilities of $70.2 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  All of the assets ($7.9 million as of January 31, 2009) of Tarnes serve as collateral for Tarnes' Tranche B Employee Housing Bonds.  The Company has issued under its senior credit facility (the “Credit Facility”) $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.7 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2009.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of January 31, 2009.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third party entities, these VIEs had estimated total assets of approximately $236 million and total liabilities of approximately $148 million.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to a $2.2 million note receivable including accrued interest from one of the third parties and the net book value of the intangible asset associated with a management agreement in the amount of $0.6 million as of January 31, 2009.

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

The table below summarizes the Company’s financial assets and liabilities measured at fair value in accordance with SFAS 157 as of January 31, 2009 (all other financial assets and liabilities applicable to SFAS 157 are immaterial) (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at
	January 31,
Description	2009	Level 1	Level 2	Level 3
Cash equivalents	$111,536	$93,036	$18,500	$--

The Company’s cash equivalents include money market funds and time deposits which are measured using Level 1 and Level 2 inputs utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

8.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.5 million, $1.6 million and $1.3 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2009, July 31, 2008 and January 31, 2008, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2018.

Guarantees

As of January 31, 2009, the Company had various other guarantees, primarily in the form of letters of credit in the amount of $88.0 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $29.2 million of construction and development related guarantees and $6.1 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of January 31, 2009, July 31, 2008 and January 31, 2008 the accrual for the above loss contingencies was not material individually and in the aggregate.

Cheeca Lodge & Spa Contract Dispute

On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC, related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “Contract dispute credit, net” in the Consolidated Condensed Statement of Operations for the six months ended January 31, 2008.

9.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company’s ski resorts and related ancillary activities.  The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, GTLC, CME, condominium management and golf operations.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment owns and develops real estate in and around the Company’s resort communities.  The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expense, plus segment equity investment income and for the Real Estate segment plus gain on sale of real property), which is a non-GAAP financial measure.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the Company to report segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Net revenue:
Lift tickets	$127,158	$133,998	$127,158	$133,998
Ski school	28,962	35,155	28,962	35,155
Dining	20,281	22,895	24,210	27,658
Retail/rental	59,238	66,771	81,664	90,311
Other	22,850	20,903	37,273	35,136
Total Mountain net revenue	258,489	279,722	299,267	322,258
Lodging	41,150	34,827	86,403	78,144
Total Resort net revenue	299,639	314,549	385,670	400,402
Real Estate	89,157	45,471	155,907	57,504
Total net revenue	$388,796	$360,020	$541,577	$457,906
Operating expense:
Mountain	$156,188	$163,188	$237,411	$244,136
Lodging	38,697	36,782	83,595	78,018
Total Resort operating expense	194,885	199,970	321,006	322,154
Real estate	59,508	44,409	110,885	51,322
Total segment operating expense	$254,393	$244,379	$431,891	$373,476
Gain on sale of real property	$--	$709	$--	$709
Mountain equity investment income, net	$1,161	$926	$2,176	$2,895

Reported EBITDA:
Mountain	$103,462	$117,460	$64,032	$81,017
Lodging	2,453	(1,955)	2,808	126
Resort	105,915	115,505	66,840	81,143
Real Estate	29,649	1,771	45,022	6,891
Total Reported EBITDA	$135,564	$117,276	$111,862	$88,034

Real estate held for sale and investment	$247,329	$381,379	$247,329	$381,379

Reconciliation to net income:
Total Reported EBITDA	$135,564	$117,276	$111,862	$88,034
Depreciation and amortization	(27,438)	(23,621)	(52,516)	(44,383)
Loss on disposal of fixed assets, net	(422)	(157)	(602)	(391)
Investment income	336	2,019	979	5,237
Interest expense, net	(7,295)	(7,535)	(15,242)	(15,179)
Contract dispute credit, net	--	--	--	11,920
Minority interest in income of consolidated subsidiaries, net	(3,788)	(4,910)	(1,437)	(2,847)
Income before provision for income taxes	96,957	83,072	43,044	42,391
Provision for income taxes	(36,412)	(31,753)	(17,003)	(15,685)
Net income	$60,545	$51,319	$26,041	$26,706

10.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the three and six months ended January 31, 2009, the Company repurchased 317,727 and 596,127 shares of common stock at a cost of $7.5 million and $14.9 million, respectively.  Since inception of this stock repurchase plan through January 31, 2009, the Company has repurchased 3,600,235 shares at a cost of approximately $140.3 million.  As of January 31, 2009, 2,399,765 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

11.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”) except for Eagle Park Reservoir Company, Gros Ventre Utility Company, Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Gore Creek Place, LLC and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”).  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.75% Notes (the “Indenture”).

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheet data is presented as of January 31, 2009, July 31, 2008 and January 31, 2008.  Statements of operations are presented for the three and six months ended January 31, 2009 and 2008.  Statements of cash flows are presented for the six months ended January 31, 2009 and January 31, 2008.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting.  Net income (loss) of Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) subsidiaries.  Net income (loss) of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in income (loss) of consolidated subsidiaries.  The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$135,264	$3,908	$--	$139,172
Restricted cash	--	14,268	335	--	14,603
Trade receivables, net	--	46,253	4,242	--	50,495
Inventories, net	--	11,079	41,110	--	52,189
Other current assets	17,129	19,655	2,328	--	39,112
Total current assets	17,129	226,519	51,923	--	295,571
Property, plant and equipment, net	--	1,014,366	69,665	--	1,084,031
Real estate held for sale and investment	--	247,329	--	--	247,329
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,933	15,852	--	79,785
Other assets	3,581	34,284	5,066	--	42,931
Investments in subsidiaries and advances to (from) parent	1,255,605	362,310	(20,886)	(1,597,029)	--
Total assets	$1,276,315	$2,097,443	$140,868	$(1,597,029)	$1,917,597

Current liabilities:
Accounts payable and accrued liabilities	$12,507	$266,525	$23,086	$--	$302,118
Income taxes payable	33,315	--	--	--	33,315
Long-term debt due within one year	--	11	293	--	304
Total current liabilities	45,822	266,536	23,379	--	335,737
Long-term debt	390,000	42,720	59,057	--	491,777
Other long-term liabilities	3,142	215,861	2,811	--	221,814
Deferred income taxes	93,469	--	--	--	93,469
Minority interest in net assets of consolidated subsidiaries	--	--	--	30,918	30,918
Total stockholders' equity	743,882	1,572,326	55,621	(1,627,947)	743,882
Total liabilities and stockholders' equity	$1,276,315	$2,097,443	$140,868	$(1,597,029)	$1,917,597

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$268,224	$6,209	$--	$274,433
Restricted cash	--	16,818	39,468	--	56,286
Trade receivables, net	--	34,825	9,931	--	44,756
Inventories, net	--	10,169	41,344	--	51,513
Other current assets	16,585	25,267	10,751	--	52,603
Total current assets	16,585	355,303	107,703	--	479,591
Property, plant and equipment, net	--	886,695	97,163	--	983,858
Real estate held for sale and investment	--	90,456	290,923	--	381,379
Goodwill, net	--	123,034	18,977	--	142,011
Intangible assets, net	--	56,779	15,879	--	72,658
Other assets	4,291	27,110	10,917	--	42,318
Investments in subsidiaries and advances to (from) parent	1,221,672	282,398	(5,755)	(1,498,315)	--
Total assets	$1,242,548	$1,821,775	$535,807	$(1,498,315)	$2,101,815

Current liabilities:
Accounts payable and accrued liabilities	$12,462	$237,602	$162,808	$--	$412,872
Income taxes payable	30,810	--	--	--	30,810
Long-term debt due within one year	--	15,039	85,671	--	100,710
Total current liabilities	43,272	252,641	248,479	--	544,392
Long-term debt	390,000	42,710	121,701	--	554,411
Other long-term liabilities	2,089	104,143	60,788	--	167,020
Deferred income taxes	86,303	--	--	--	86,303
Minority interest in net assets of consolidated subsidiaries	--	--	--	28,805	28,805
Total stockholders' equity	720,884	1,422,281	104,839	(1,527,120)	720,884
Total liabilities and stockholders' equity	$1,242,548	$1,821,775	$535,807	$(1,498,315)	$2,101,815

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$343,277	$48,386	$(2,867)	$388,796
Total operating expense	98	245,356	39,628	(2,829)	282,253
(Loss) income from operations	(98)	97,921	8,758	(38)	106,543
Other (expense) income, net	(6,757)	326	(566)	38	(6,959)
Equity investment income, net	--	1,161	--	--	1,161
Minority interest in income of consolidated subsidiaries, net	--	--	--	(3,788)	(3,788)
(Loss) income before income taxes	(6,855)	99,408	8,192	(3,788)	96,957
Benefit (provision) for income taxes	2,951	(39,360)	(3)	--	(36,412)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(3,904)	60,048	8,189	(3,788)	60,545
Equity in income (loss) of consolidated subsidiaries	64,449	(4,942)	--	(59,507)	--
Net income (loss)	$60,545	$55,106	$8,189	$(63,295)	$60,545

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

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$460,445	$87,224	$(6,092)	$541,577
Total operating expense	267	407,513	83,245	(6,016)	485,009
(Loss) income from operations	(267)	52,932	3,979	(76)	56,568
Other expense, net	(13,518)	794	(1,615)	76	(14,263)
Equity investment income, net	--	2,176	--	--	2,176
Minority interest in income of consolidated subsidiaries, net	--	--	--	(1,437)	(1,437)
(Loss) income before income taxes	(13,785)	55,902	2,364	(1,437)	43,044
Benefit (provision) for income taxes	5,445	(22,442)	(6)	--	(17,003)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(8,340)	33,460	2,358	(1,437)	26,041
Equity in income (loss) of consolidated subsidiaries	34,381	921	--	(35,302)	--
Net income (loss)	$26,041	$34,381	$2,358	$(36,739)	$26,041

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

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2009
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(16,952)	$186,007	$(2,391)	$166,664
Cash flows from investing activities:
Capital expenditures	--	(71,551)	(6,009)	(77,560)
Acquisition of business	--	(38,170)	--	(38,170)
Other investing activities, net	--	(740)	323	(417)
Net cash used in investing activities	--	(110,461)	(5,686)	(116,147)
Cash flows from financing activities:
Repurchases of common stock	(14,872)	--	--	(14,872)
Proceeds from borrowings under non-recourse real estate financings	--	9,013	--	9,013
Payments of non-recourse real estate financings	--	(58,407)	--	(58,407)
Proceeds from borrowings under other long-term debt	--	--	55,782	55,782
Payments of other long-term debt	--	(15,014)	(55,999)	(71,013)
Other financing activities, net	(213)	4,428	1,592	5,807
Advances from (to) affiliates	32,037	(37,084)	5,047	--
Net cash provided by (used in) financing activities	16,952	(97,064)	6,422	(73,690)
Net increase in cash and cash equivalents	--	(21,518)	(1,655)	(23,173)
Cash and cash equivalents:
Beginning of period	--	156,782	5,563	162,345
End of period	$--	$135,264	$3,908	$139,172

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2008
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$105	$114,969	$(23,419)	$91,655
Cash flows from investing activities:
Capital expenditures	--	(61,973)	(29,204)	(91,177)
Other investing activities, net	--	3,121	(92)	3,029
Net cash used in investing activities	--	(58,852)	(29,296)	(88,148)
Cash flows from financing activities:
Repurchases of common stock	(25,870)	--	--	(25,870)
Proceeds from borrowings under non-recourse real estate financings	--	--	85,984	85,984
Payments of non-recourse real estate financings	--	--	(25,201)	(25,201)
Proceeds from borrowings under other long-term debt	--	819	63,326	64,145
Payments of other long-term debt	--	--	(64,447)	(64,447)
Other financing activities, net	2,638	8,463	(5,605)	5,496
Advances from (to) affiliates	23,127	(23,127)	--	--
Net cash (used in) provided by financing activities	(105)	(13,845)	54,057	40,107
Net increase in cash and cash equivalents	--	42,272	1,342	43,614
Cash and cash equivalents:
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$268,224	$6,209	$274,433

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2008 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2009 and 2008 for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically include, Reported EBITDA (defined as segment net revenue less segment operating expense, plus segment equity investment income and for the Real Estate segment plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources.  Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”).  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  Mountain segment revenue is seasonal in nature, the majority of which is earned in the Company’s second and third fiscal quarters.  Operations within the Lodging segment include (i) ownership/management of a group of nine luxury hotels through the RockResorts International, LLC (“RockResorts”) brand, including five proximate to the Company's ski resorts; (ii) the ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; (iii) Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a resort ground transportation company acquired in November 2008; and (v) golf courses.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment owns and develops real estate in and around the Company's resort communities.

The Company's five ski resorts opened for business for the 2008/2009 ski season in November, which fell in the Company's second fiscal quarter; the period during which the ski resorts are open (generally November through April) is the peak operating season for the Mountain segment.  The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 49% and 48% of Mountain segment net revenue for the three months ended January 31, 2009 and 2008, respectively.  Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State").  For the three months ended January 31, 2009, Destination guests comprised approximately 52% of the Company's skier visits, while In-State guests comprised approximately 48% of the Company's skier visits, which compares to approximately 59% and 41%, respectively, for the three months ended January 31, 2008.  Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, lodging and retail/rental.  Destination guests are less likely to be impacted by changes in the weather, due to the advance planning required for their trip, but can be impacted by the economy and the global geopolitical climate.  In-State guests tend to be more weather-sensitive and value-oriented; to address this, the Company markets season passes to In-State guests.  Given the success of In-State pass products in providing stabilization to lift revenue from In-State guests, the Company introduced a new season pass product (the “Epic Season Pass”) for the 2008/2009 ski season, primarily marketed to its Destination guests (and also available to In-State guests) allowing pass holders unlimited and unrestricted access to all five ski resorts during the 2008/2009 ski season.  The Company’s season pass products are sold generally prior to the start of the ski season.  For the three months ended January 31, 2009 and January 31, 2008, approximately 39% and 31%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 52% and 54%, respectively, of total season pass sales; the remaining season pass sales are recognized as lift ticket revenue in the Company’s third fiscal quarter).  The cost structure of ski resort operations is largely fixed (with the exception of certain variable expenses including USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental operations, ski school labor and dining operations); as such, profit margins can fluctuate based on the level of revenues.

Lodging properties (including CME) at or around the Company’s ski resorts represented approximately 93% and 87% of Lodging segment revenue for the three months ended January 31, 2009 and 2008, respectively, and are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by Destination guests.  Revenue generated through management fees is based upon the revenue of managed individual hotel properties within the lodging portfolio, and to the extent that these managed properties are not proximate to ski resorts, the seasonality of those hotels more closely resembles the seasonality and trends within their geographical region and the overall travel industry.  Revenue of the Lodging segment during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties.

The Company's Real Estate segment primarily engages in the vertical development of projects, as well as the sale of land to third-party developers, which often includes a contingent revenue structure based on the ultimate sale of the developed units.  The Company attempts to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects.  The Company's real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Resort (Mountain and Lodging) segment.  The Company’s Real Estate revenue and associated expense fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in Real Estate operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company’s Form 10-K, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance or condition:

•
The economic recession currently affecting the U.S. and the global economy, the current global credit crisis and eroded consumer confidence has continued to have a negative impact on overall trends in the travel and leisure industries. Consequently, although overall visitation to the Company’s resorts remained relatively flat in the three months ended January 31, 2009 compared to the same period in the prior year, the Company experienced a significant decline in Destination guest visitation and overall guest spending, especially in ancillary areas such as ski school, dining and retail/rental operations. Additionally, the Company continues to experience a significant decline in reservations from Destination guests as compared to the same period in the prior year.  Booking trends have also changed such that bookings are now much closer to the actual date of stay when compared to the same period in the prior year.  In an attempt to mitigate the impact of the current environment, the Company has offered various discounts, promotions and incentives in areas such as lodging, ski school and retail/rental operations.  The Company cannot predict the ultimate impact this will have on its visitation and results of operations for the remaining 2008/2009 ski season, depending upon whether these trends continue, worsen or improve within the macroeconomic environment.

•
 A large portion of the Mountain segment operating expenses are fixed costs (with the exception of certain variable expenses including Forest Service fees, other resort related fees, credit card fees, retail/rental operations, ski school labor and dining operations) which could negatively impact the Company’s results of operations and cash flows if there is a significant decline in the level of revenues.  In response to anticipated lower revenue streams during the three months ended January 31, 2009, the Company has implemented a cost savings plan which includes the elimination of certain positions, not filling vacant positions, a reduction in employee benefits and reductions in other general and administration expenses.  However, due to the large fixed cost structure of the Mountain segment operations, these cost saving initiatives are not anticipated to offset the declining revenue trends the Company is currently experiencing.

•
The timing and amount of snowfall as well as the economic environment has an impact on skier visits.   To mitigate this impact, the Company focuses efforts on sales of season passes prior to the beginning of the season to In-State guests, who are the most weather sensitive visitors to the Company’s ski resorts, and for the first time introduced the Epic Season Pass, primarily marketed to Destination guests whose visitation is more dependent on the overall economy, other vacation options and to a lesser degree the weather.  The Company cannot predict the overall impact the Epic Season Pass will have on overall lift revenue and effective ticket price (“ETP”).  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season.  Total season pass sales (including the Epic Season Pass) increased by $17.1 million as of January 31, 2009 for the 2008/2009 ski season over total season pass sales for the entire 2007/2008 ski season.  Deferred revenue related to season pass sales was $45.9 million as of January 31, 2009 (compared to $36.5 million as of January 31, 2008) which will be recognized as lift revenue during the Company’s third fiscal quarter ending April 30, 2009.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. For example, the Company closed on 42 of the 45 units at Crystal Peak Lodge at Breckenridge (“Crystal Peak Lodge”) during the six months ended January 31, 2009 and has the remaining three condominium units held for sale.  The Company closed on seven Lodge at Vail Chalets (“Chalets”) during the six months ended January 31, 2009, and expects to close on the remaining Chalet during the year ending July 31, 2009 upon final completion.  The Company closed one unit at The Arrabelle at Vail Square (“Arrabelle”) during the six months ended January 31, 2009, and expects to close on the one remaining unit in the year ending July 31, 2009.

•
The Company has other real estate projects across its resorts under development and in the planning stage.  While the current instability in the capital markets and slowdown in the national real estate market have not, to date, materially impacted the Company’s Real Estate segment operating results, the Company does have increased risk associated with the selling and/or closing of its real estate under development as a result of the current economic climate.  However, the Company believes that its current capital structure is sufficient to absorb any potential delay in the timing of receipt of anticipated proceeds to be generated from projects under development.  The Company has two real estate projects currently under construction, which are scheduled to close in the Spring of 2010 (One Ski Hill Place) and the Fall of 2010 (The Ritz-Carlton Residences, Vail).  The Company expects to incur between $280 million to $300 million of remaining developments costs subsequent to January 31, 2009 on these development projects.

•
The Company had $139.2 million in cash and cash equivalents as of January 31, 2009 with no borrowings under the revolver component of its Credit Facility and has less than $3.0 million in principle maturities due through the year ending July 31, 2013.  However, the potential impact of a sustained economic recession combined with the Company’s plan to self-fund its current real estate under development could cause a decline in future cash being generated from operating activities potentially requiring the Company to borrow under the revolver component of its Credit Facility from time to time. The Company believes it has more than adequate availability under its revolver to support any such potential borrowing needs.  Additionally, the Company does have the ability to manage its cash out flows to some extent by adjusting its discretionary capital expenditures and the timing of new real estate development projects.

•
The U.S. stock and credit markets have recently experienced significant volatility which has led to a significant decline in market value of companies in the travel and leisure industry, including the Company.  The Company’s market capitalization has generally been higher than its shareholders’ equity or book value during this period.  Under GAAP, the Company is required to test goodwill for impairment annually and the Company does so during the fourth quarter of each fiscal year, as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of the Company’s goodwill or indefinite lived intangible assets below book value.  At this time the Company does not believe there have been any events or circumstances that would require it to perform an interim goodwill and/or indefinite lived intangible asset impairment analysis.  However, due to the ongoing uncertainty in the market conditions and the economy, which may further negatively impact the performance of the Company’s reporting units, the Company will continue to monitor and evaluate the carrying values of its goodwill and indefinite lived intangible assets. If market and economic conditions or individual reporting units’ business performance deteriorates significantly, this could necessitate an interim impairment analysis.  The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting units and terminal values of the businesses to which the goodwill relates. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  If a prolonged economic downturn were to cause less than anticipated growth in the Company’s lodging reporting units, an impairment could be reasonably possible.  Any such impairment could result in a goodwill impairment charge in fiscal year 2009 or thereafter.  As of January 31, 2009, the Company had a goodwill and indefinite-lived intangible assets balance of $240.3 million, of which $35.4 million is related to its lodging properties.

•
On November 1, 2008, the Company closed its transaction to acquire CME, for a total consideration of $38.3 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the acquisition agreement.  The operating results of CME are reported within the Lodging segment beginning with the three months ended January 31, 2009.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and six months ended January 31, 2009, compared to the three and six months ended January 31, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Mountain Reported EBITDA	$103,462	$117,460	$64,032	$81,017
Lodging Reported EBITDA	2,453	(1,955)	2,808	126
Resort Reported EBITDA	105,915	115,505	66,840	81,143
Real Estate Reported EBITDA	29,649	1,771	45,022	6,891
Total Reported EBITDA	135,564	117,276	111,862	88,034
Income before provision for income taxes	96,957	83,072	43,044	42,391
Net income	$60,545	$51,319	$26,041	$26,706

The six months ended January 31, 2008 income before provision for income taxes includes an $11.9 million contract dispute credit, net.  A further discussion of segment results and other items can be found below.

Mountain Segment

Mountain segment operating results for the three and six months ended January 31, 2009 and 2008 are presented by category as follows (in thousands, except effective ticket price ("ETP")):

	Three Months Ended		Percentage
	January 31,		Increase
	2009	2008	(Decrease)
Lift tickets	$127,158	$133,998	(5.1	) %
Ski school	28,962	35,155	(17.6	) %
Dining	20,281	22,895	(11.4	) %
Retail/rental	59,238	66,771	(11.3	) %
Other	22,850	20,903	9.3%
Total Mountain net revenue	258,489	279,722	(7.6	) %
Total Mountain operating expense	156,188	163,188	(4.3	) %
Mountain equity investment income, net	1,161	926	25.4%
Total Mountain Reported EBITDA	$103,462	$117,460	(11.9	) %

Total skier visits	2,778	2,799	(0.8	) %
ETP	$45.77	$47.87	(4.4	) %

Total Mountain Reported EBITDA includes $1.1 million and $0.8 million of stock-based compensation expense for the three months ended January 31, 2009 and 2008, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2009	2008	(Decrease)
Lift tickets	$127,158	$133,998	(5.1	) %
Ski school	28,962	35,155	(17.6	) %
Dining	24,210	27,658	(12.5	) %
Retail/rental	81,664	90,311	(9.6	) %
Other	37,273	35,136	6.1%
Total Mountain net revenue	299,267	322,258	(7.1	) %
Total Mountain operating expense	237,411	244,136	(2.8	) %
Mountain equity investment income, net	2,176	2,895	(24.8	) %
Total Mountain Reported EBITDA	$64,032	$81,017	(21.0	) %

Total skier visits	2,778	2,799	(0.8	) %
ETP	$45.77	$47.87	(4.4	) %

Total Mountain Reported EBITDA includes $2.3 million and $1.9 million of stock-based compensation expense for the six months ended January 31, 2009 and 2008, respectively.

As the Company's five ski resorts opened during the Company’s second fiscal quarter, the results of the six months ended January 31, 2009 and 2008 are driven by substantially the same factors and trends as the three months ended January 31, 2009 and 2008.

Lift revenues decreased $6.8 million, or 5.1%, for the three months ended January 31, 2009 compared to the same period in the prior year, reflecting a significant decline in lift revenue excluding season pass revenue (including a shift of certain Destination based visitors to the new Epic Season Pass product) due to the current downturn in the economy, partially offset by a significant increase in season pass sales, a portion of which was recorded as revenue in the second quarter.  Total skier visitation, which was down 0.8%, and to a lesser degree total lift revenue was favorably impacted by the timing of the current year quarter end compared to the prior year (the current year quarter ended on a Saturday versus the prior year quarter which ended on a Thursday).  Additionally, visitation was favorably improved by overall strong pass holder visitation, especially from the new Epic Season Pass holders, who on average skied more in the current year per pass than holders of our other pass products.  Season pass revenue recorded for the three months ended January 31, 2009, was $49.2 million, a $7.6 million, or 18.2%, increase over the same period in the prior year, driven by higher season pass sales resulting primarily from the introduction of the Epic Season Pass in the 2008/2009 ski season.  Lift revenue excluding season pass revenue decreased $14.4 million, or 15.6%, driven by a 19.3% decrease in skier visits excluding season pass holders, which primarily occurred during the non-holiday periods.  ETP decreased 4.4%, driven by an increase in average season pass holder visitation per pass sold, partially offset by a 4.6% increase in ETP excluding season pass products.  Effective pass price actually increased by 8.4%; however, since the number of pass visits increased significantly, overall ETP was negatively impacted.

Revenues for the Company's ski school, dining and retail/rental operations, were all negatively impacted by the current downturn in the economic environment and a decrease in Destination guest visitation and overall spending per guest.  Ski school revenue decreased $6.2 million, or 17.6%, in the three months ended January 31, 2009 compared to the same period in the prior year, as ski school revenue is primarily driven by Destination guests.  Dining revenue decreased $2.6 million, or 11.4%, in the three months ended January 31, 2009 compared to the same period in the prior year, due to a 6.6% decrease in the number of total on-mountain food and beverage transactions, coupled with a greater decline in overall fine dining.  Revenue from retail/rental operations decreased $7.5 million, or 11.3%, primarily due to lower sales and rental volumes at the Company’s mountain resort stores.  Other revenues increased $1.9 million, or 9.3%, primarily due to the opening (November 2008) of the Vail Mountain Club.

Segment expenses decreased $7.0 million, or 4.3%, for the three months ended January 31, 2009 compared to the same period in the prior year, driven by lower cost of sales commensurate with lower retail/rental sales and a decrease in other variable expenses including Forest Service fees, credit card fees, ski school labor and dining operations.  However, decreases in operating expenses were not enough to offset the declines in segment revenues resulting in lower flow through of revenue to Mountain Reported EBITDA of approximately 2 percentage points for the three months ended January 31, 2009 compared to the same period in the prior year.

Lodging Segment

Lodging segment operating results for the three and six months ended January 31, 2009 and 2008 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended		Percentage
	January 31,		Increase
	2009	2008	(Decrease)
Total Lodging net revenue	$41,150	$34,827	18.2%
Total Lodging operating expense	38,697	36,782	5.2%
Total Lodging Reported EBITDA	$2,453	$(1,955)	225.5%

ADR	$286.93	$290.21	(1.1)%
RevPAR	$123.64	$137.13	(9.8)%

Total Lodging Reported EBITDA includes $0.5 million and $0.3 million of stock-based compensation expense for the three months ended January 31, 2009 and 2008, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2009	2008	(Decrease)
Total Lodging net revenue	$86,403	$78,144	10.6%
Total Lodging operating expense	83,595	78,018	7.1%
Total Lodging Reported EBITDA	$2,808	$126	2,128.6%

ADR	$226.73	$223.91	1.3%
RevPAR	$91.76	$97.66	(6.0)%

Total Lodging Reported EBITDA includes $0.9 million and $0.6 million of stock-based compensation expense for the six months ended January 31, 2009 and 2008, respectively.

Total Lodging net revenue increased $6.3 million and $8.3 million for the three months and six months ended January 31, 2009, respectively, as compared to the three months and six months ended January 31, 2008, primarily due to the opening of the Arrabelle in January 2008 and the acquisition of CME on November 1, 2008.  Excluding the impact of the Arrabelle and CME, revenue would have decreased 13.2% and 5.5%, respectively for the three and six months ended January 31, 2009 as compared to the three and six months ended January 31, 2008.  This was driven by overall decreases in occupancy, ADR and RevPAR at the lodging properties proximate to the Company’s ski resorts (excluding the Arrabelle) primarily due to a decline in Destination visitation as discussed in the Company’s Mountain segment and a decline in group room nights.  Excluding the Arrabelle, occupancy, ADR and RevPAR declined 4.4 percentage points, 6.4% and 15.1%, respectively, for the three months ended January 31, 2009 compared to the same period last year.  Additionally, group room nights were down 27% in the same period.

Operating expense increased $1.9 million and $5.6 million for the three and six months ended January 31, 2009, respectively, compared to the three and six months ended January 31, 2008, due to operating expenses associated with the Arrabelle and CME, partially offset by start-up and pre-opening expenses associated with the opening of  the Arrabelle recorded in the prior year.  Excluding the impact of the Arrabelle and CME, operating expenses would have decreased 12.5% and 3.7% for the three and six months ended January 31, 2009, respectively compared to the three and six months ended January 31, 2008, which was commensurate with the decline in revenue excluding the Arrabelle and CME.

Real Estate Segment

Real Estate segment operating results for the three and six months ended January 31, 2009 and 2008 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	January 31,		Increase
	2009	2008	(Decrease)
Total Real Estate net revenue	$89,157	$45,471	96.1%
Total Real Estate operating expense	59,508	44,409	34.0%
Gain on sale of real property	--	709	(100.0)%
Total Real Estate Reported EBITDA	$29,649	$1,771	1,574.1%

Real Estate Reported EBITDA includes $1.1 million and $0.8 million of stock-based compensation expense for the three months ended January 31, 2009 and 2008, respectively.

	Six Months Ended		Percentage
	January 31,		Increase
	2009	2008	(Decrease)
Total Real Estate net revenue	$155,907	$57,504	171.1%
Total Real Estate operating expense	110,885	51,322	116.1%
Gain on sale of real property	--	709	(100.0)%
Total Real Estate Reported EBITDA	$45,022	$6,891	553.3%

Real Estate Reported EBITDA includes $2.0 million and $1.4 million of stock-based compensation expense for the six months ended January 31, 2009 and 2008, respectively.

The Company's Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Real Estate segment net revenue for the three months ended January 31, 2009 was driven primarily by the closings on six Chalets units ($76.9 million), three residences at Crystal Peak Lodge ($3.7 million) and one condominium unit at the Arrabelle ($7.7 million).  Real Estate segment net revenue for the six months ended January 31, 2009 was driven primarily by the closings on seven Chalets units ($91.3 million), 42 residences at Crystal Peak Lodge ($54.9 million), and one condominium unit at Arrabelle ($7.7 million).  Operating expense for the three and six months ended January 31, 2009 included cost of sales (including sales commissions) of $52.1 million and $96.4 million, respectively, which increased commensurate with higher revenue recognized, as well as general and administrative expenses of $7.4 million and $14.5 million, respectively.  General and administrative costs are primarily comprised of marketing expenses for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and benefits and allocated corporate costs.  In addition, included in segment operating expense in the three months ended January 31, 2009, the Company recorded $3.0 million of costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to its Jackson Hole Golf & Tennis Club (“JHG&TC”) development.

Real Estate segment net revenue for the three months ended January 31, 2008 was driven primarily by closing on twelve units at the Arrabelle ($34.5 million) and the closing on the remaining JHG&TC cabins ($9.0 million).  In addition, the six months ended January 31, 2008 included contingent gains on development parcels sales that closed in previous periods.  Operating expense for the three and six months ended January 31, 2008 included cost of sales (including sales commissions) of $38.1 million and $38.7 million, respectively, commensurate with revenue recognized, as well as general and administrative costs of approximately $6.3 million and $12.6 million, respectively.  General and administrative costs are primarily comprised of marketing expenses for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three and six months ended January 31, 2009 increased $3.8 million and $8.1 million, respectively, compared to the same periods in the prior year, primarily due to a higher level of capital expenditures associated with placing in service significant resort assets, which included the Arrabelle, a new skier services building, a private club (the Vail Mountain Club) and multiple gondolas and lifts within the last two years.

Investment income.  The Company invests excess cash in highly liquid investments, as permitted under the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) underlying the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and the Bank of New York as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”).  The decrease in investment income for the three and six months ended January 31, 2009 compared to the three and six months ended January 31, 2008 is primarily due to a reduction in the average interest earned on investments (the average interest rate has decreased by approximately 2.5 percentage points in the current year versus the prior year), as well as a decrease in average invested cash during the period.

Interest expense, net.  The Company’s primary sources of interest expense, net are the 6.75% Notes, unused commitment fees and letter of credit fees under its Credit Facility, the outstanding $42.7 million of industrial development bonds and the series of bonds issued to finance the construction of employee housing facilities as project specific financing costs are capitalized to specific development projects.  The slight reduction in interest expense, net for the three months ended January 31, 2009 compared to the same period in the prior year, is attributable to the payoff of a scheduled debt maturity in the current year.

Contract dispute credit, net.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC (the “Cheeca settlement”), related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney fees) is recorded in “Contract dispute credit, net” in the Consolidated Condensed Statement of Operations for the six months ended January 31, 2008.

Income taxes.  The effective tax rate for the three and six months ended January 31, 2009 was 37.5 % and 39.5%, respectively, as compared to the effective tax rate for the three and six months ended January 31, 2008 of 38.2% and 37.0%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year and an estimate of the amount of non-deductible items for tax purposes.  Additionally, the income tax provision recorded for the six months ended January 31, 2008 reflected the impact of a favorable tax settlement with state tax authorities of $1.0 million.

In 2005, the Company amended previously filed tax returns (for the tax years 1997-2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of net operating losses (“NOLs”) relating to fresh start accounting from the Company’s reorganization in 1992.  As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and has reduced its Federal tax liability in the amount of $18.5 million in subsequent tax returns.  In 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in its amended returns and disallowed the Company’s position to remove the restriction on the NOLs and the Company’s request for a refund.  The Company appealed the examiner’s disallowance of the NOLs to the Office of Appeals.  In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation.  The Company disagrees with the IRS interpretation disallowing the utilization of the NOLs and intends to pursue available legal remedies.  Due to the uncertainty surrounding the utilization of the NOLs, the Company has not reflected any of the benefits of the utilization of the NOLs within its financial statements; thus if the Company is unsuccessful in any future action regarding this matter it will not negatively impact the Company’s results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Mountain Reported EBITDA	$103,462	$117,460	$64,032	$81,017
Lodging Reported EBITDA	2,453	(1,955)	2,808	126
Resort Reported EBITDA	105,915	115,505	66,840	81,143
Real Estate Reported EBITDA	29,649	1,771	45,022	6,891
Total Reported EBITDA	135,564	117,276	111,862	88,034
Depreciation and amortization	(27,438)	(23,621)	(52,516)	(44,383)
Loss on disposal of fixed assets, net	(422)	(157)	(602)	(391)
Investment income	336	2,019	979	5,237
Interest expense, net	(7,295)	(7,535)	(15,242)	(15,179)
Contract dispute credit, net	--	--	--	11,920
Minority interest in income of consolidated subsidiaries, net	(3,788)	(4,910)	(1,437)	(2,847)
Income before provision for income taxes	96,957	83,072	43,044	42,391
Provision for income taxes	(36,412)	(31,753)	(17,003)	(15,685)
Net income	$60,545	$51,319	$26,041	$26,706

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	January 31,
	2009	2008
Long-term debt	$491,777	$554,411
Long-term debt due within one year	304	100,710
Total debt	492,081	655,121
Less: cash and cash equivalents	139,172	274,433
Net debt	$352,909	$380,688

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters historically result in seasonally high cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year.  Additionally, cash provided by operating activities can be impacted by the timing of closings on and investment in real estate development projects.  In total, the Company used $23.2 million of cash in the six months ended January 31, 2009 compared to cash provided of $43.6 million in the six months ended January 31, 2008, which represents a decrease of $66.8 million.  The decrease in cash generated is primarily a result of the acquisition of CME on November 1, 2008 as well as the pay off of the Company’s non-recourse real estate financings and the repayment of $15.0 million of a scheduled debt maturity, which more than offset a significant increase in cash generated from operating activities due primarily to real estate closings and the ability to use previously restricted cash.

The Company generated $166.7 million of cash from operating activities in the six months ended January 31, 2009, an increase of $75.0 million when compared to the $91.7 million of cash generated in the six months ended January 31, 2008.  The six months ended January 31, 2009 was positively impacted by an increase in Real Estate Reported EBITDA, adjusted for real estate costs of sales and a reduction in real estate deposits as a result of closings, less investments in real estate, in the amount of $62.9 million, increased private club initiation fees and deposits of $31.0 million primarily related to the collection of the final installments related to the Vail Mountain Club initiation deposits, and a reduction in restricted cash balances of $45.4 million which became available for general purpose use.  Partially offsetting the above increases was the receipt of the Cheeca settlement of $11.9 million in cash (net of legal costs) during the six months ended January 31, 2008, combined with an increase in income taxes paid of $19.9 million and a decline in trade payables during the six months ended January 31, 2009.

Cash used in investing activities increased by $28.0 million for the six months ended January 31, 2009 due to the acquisition of CME, offset by a decrease in resort capital expenditures of $13.6 million.

Cash used in financing activities increased $113.8 million primarily due to final pay off of the Company’s non-recourse real estate financings partially offset by a decrease in repurchased common stock of $11.0 million in the six months ended January 31, 2009.  Additionally, the Company paid $15.0 million for a scheduled debt maturity during the six months ended January 31, 2009 leaving the Company with less than $3.0 million of scheduled debt repayments due through the year ending July 31, 2013.

In addition to the Company’s $139.2 million of cash and cash equivalents at January 31, 2009, the Company has available $307.9 million under its Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $92.1 million).  As of January 31, 2009 and 2008, total long-term debt (including long-term debt due within one year) was $492.1 million and $655.1 million, respectively, with the decrease at January 31, 2009 being primarily due to the pay off of the non-recourse real estate financings related to the Company’s vertical development projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $380.7 million as of January 31, 2008 to $352.9 million as of January 31, 2009 due primarily to the pay off of the Company’s non-recourse real estate financings partially offset by the decrease in cash and cash equivalents.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows and borrowings, if necessary, under the Credit Facility.  In order to provide additional flexibility for the Company’s liquidity needs, the Company finalized in March 2008 an agreement with the lenders in its Credit Facility to utilize an accordion feature to expand commitments under the existing facility by $100.0 million (for a total borrowing capacity of $400.0 million), at the same terms existing in the current facility.  The Company believes the Credit Facility, which matures in 2012, including the expanded commitments would provide added flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 0.50%.

Significant Uses of Cash

The Company’s cash uses currently include providing for operating expenditures and capital expenditures for both assets to be used in operations and real estate development projects.  In addition, the Company expects it will incur significant cash income tax payments (generally expected to approximate its statutory income tax rate) in the near future due to positive operating results.

The Company expects to spend approximately $230 million to $250 million in calendar year 2009 for current real estate development projects, including the construction of associated resort-related depreciable assets, of which $14 million was spent as of January 31, 2009, leaving approximately $216 million to $236 million to spend in the remainder of the calendar year 2009.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for real estate projects; commitments for future services to be performed over the next several years under such current contracts total approximately $239 million.  The primary projects are expected to include continued construction and development costs, as well as planning and infrastructure costs associated with planned development projects in and around each of the Company’s resorts.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest in the future; however, such investment in the near term will be reduced in light of the current economic recession, but will primarily include investments that allow the Company to maintain its high quality standards, as well as certain incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $50 million to $60 million of resort capital expenditures for calendar year 2009, excluding resort depreciable assets arising from real estate activities noted above.  Included in these capital expenditures are approximately $32 million to $37 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $492.1 million debt outstanding as of January 31, 2009) are not due until fiscal 2014 and beyond.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $52.6 million of variable-rate debt outstanding as of January 31, 2009.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.5 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can respond to liquidity impacts of changes in the business and economic environment by managing its capital expenditures and the timing of new real estate development activity.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the three months ended January 31, 2009, the Company repurchased 317,727 shares of common stock at a cost of $7.5 million.  Since inception of this stock repurchase plan, the Company has repurchased 3,600,235 shares at a cost of approximately $140.3 million, through January 31, 2009.  As of January 31, 2009, 2,399,765 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

The Company was in compliance with all restrictive financial covenants in its debt instruments as of January 31, 2009.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2009.  However, there can be no assurance that the Company will continue to meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

1. FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	sustained downturn in general economic conditions, including adverse effects on the overall travel and leisure related industries;
•	terrorist acts upon the United States;
•	threat of or actual war;
•	unfavorable weather conditions;
•	our ability to obtain financing on terms acceptable to us to finance our real estate investments, capital expenditures and growth strategy;
•	our ability to continue to grow our resort and real estate operations;
•	competition in our mountain and lodging businesses;
•	our ability to hire and retain a sufficient seasonal workforce;
•	our ability to successfully initiate and/or complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	adverse changes in real estate markets;
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	our ability to integrate and successfully operate future acquisitions; and
•	adverse consequences of current or future legal claims.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.  Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements.  Actual results may differ materially from those suggested by the forward-looking statements that the Company makes for a number of reasons including those described in this Form 10-Q and in Part I, Item 1A “Risk Factors” of the Form 10-K.  All forward-looking statements are made only as of the date hereof. Except as may be required by law, the Company does not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2009, the Company had $52.6 million of variable rate indebtedness, representing 10.7% of the Company's total debt outstanding, at an average interest rate during the three and six months ended January 31, 2009 of 2.7% and 3.7%, respectively.  Based on variable-rate borrowings outstanding as of January 31, 2009, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $0.5 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment.  The Company believes that these counter claims and motions are without merit.  These were set for hearing on December 12, 2008, but vacated and have not yet been reset.  The Company is unable to predict the ultimate outcome of the above described actions.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchase of equity securities

The following table summarizes the purchase of the Company’s equity securities during the second quarter of the year ending July 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2008 - November 30, 2008	--	$--	--	2,717,492
December 1, 2008 - December 31, 2008	317,727	23.48	317,727	2,399,765
January 1, 2009 - January 31, 2009	--	--	--	2,399,765
Total	317,727	$23.48	317,727

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on December 5, 2008 in Red Sky Ranch, Colorado.  The following matters were voted on:

1.  The following persons were elected to serve as Directors of the Company until the next annual meeting of the stockholders and the voting results for each Director were as follows:

Director	For	Withheld
Roland A. Hernandez	33,695,072	1,654,111
Thomas D. Hyde	35,316,340	32,843
Jeffrey W. Jones	33,547,864	1,801,319
Robert A. Katz	34,786,869	562,314
Richard D. Kincaid	35,317,181	32,002
Joe R. Micheletto	31,207,353	4,141,830
John T. Redmond	32,497,273	2,851,910
John F. Sorte	34,786,282	562,901
William P. Stiritz	34,786,596	562,587

2.  Approval of the material terms for payment of the Company’s executive incentive compensation was approved as follows:

For	Against	Abstain
35,089,042	250,275	9,866

3.  Appointment of PricewaterhouseCoopers, LLP as the Company’s Independent Registered Public Accounting Firm was ratified as follows:

For	Against	Abstain
35,331,329	16,110	1,743

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

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed February 6, 2009.)
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

4.1(f)	Supplemental Indenture, dated as of January 29, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	16
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	23
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	24
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2009	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: March 11, 2009	Vail Resorts, Inc.

By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Vice President, Controller and
Chief Accounting Officer