Form 10-Q
period 2009-04-30
VAIL RESORTS INC
filed 2009-06-04
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 29, 2009, 36,434,853 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2009, July 31, 2008 and April 30, 2008		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2009 and 2008		F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2009 and 2008		F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2009 and 2008		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,537	$162,345	$304,133
Restricted cash	10,129	58,437	60,562
Trade receivables, net	47,729	50,185	39,054
Inventories, net	45,667	49,708	45,084
Other current assets	34,761	38,220	41,846
Total current assets	308,823	358,895	490,679
Property, plant and equipment, net (Note 5)	1,066,165	1,056,837	979,511
Real estate held for sale and investment	276,952	249,305	394,008
Goodwill, net	167,950	142,282	142,011
Intangible assets, net	79,607	72,530	72,597
Other assets	41,154	46,105	42,620
Total assets	$1,940,651	$1,925,954	$2,121,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$220,927	$294,182	$315,373
Income taxes payable	32,156	57,474	25,418
Long-term debt due within one year (Note 4)	350	15,355	74,192
Total current liabilities	253,433	367,011	414,983
Long-term debt (Note 4)	491,668	541,350	575,275
Other long-term liabilities (Note 5)	221,462	183,643	172,380
Deferred income taxes	131,970	75,279	129,487
Commitments and contingencies (Note 8)
Minority interest in net assets of consolidated subsidiaries	33,578	29,915	33,133
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,034,958 (unaudited), 39,926,496 and 39,914,385 (unaudited) shares issued, respectively	400	399	399
Additional paid-in capital	552,748	545,773	543,318
Retained earnings	395,725	308,045	319,165
Treasury stock, at cost; 3,600,235 (unaudited), 3,004,108 and 1,506,233 (unaudited) shares, respectively (Note 10)	(140,333)	(125,461)	(66,714)
Total stockholders’ equity	808,540	728,756	796,168
Total liabilities and stockholders’ equity	$1,940,651	$1,925,954	$2,121,426

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,
	2009	2008
Net revenue:
Mountain	$279,180	$325,726
Lodging	44,896	43,590
Real estate	9,407	54,474
Total net revenue	333,483	423,790
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	144,998	157,807
Lodging	38,988	35,513
Real estate	14,129	53,562
Total segment operating expense	198,115	246,882
Other operating (expense) income:
Depreciation and amortization	(27,582)	(25,471)
(Loss) gain on disposal of fixed assets, net	(206)	24
Income from operations	107,580	151,461
Mountain equity investment (loss) income, net	(410)	698
Investment income	449	2,459
Interest expense, net	(6,490)	(8,441)
Minority interest in income of consolidated subsidiaries, net	(2,753)	(4,621)
Income before provision for income taxes	98,376	141,556
Provision for income taxes	(36,737)	(54,215)
Net income	$61,639	$87,341

Per share amounts (Note 3):
Basic net income per share	$1.69	$2.26
Diluted net income per share	$1.68	$2.24

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	April 30,
	2009	2008
Net revenue:
Mountain	$578,447	$647,984
Lodging	131,299	121,734
Real estate	165,314	111,978
Total net revenue	875,060	881,696
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	382,409	401,942
Lodging	122,583	113,530
Real estate	125,014	104,885
Total segment operating expense	630,006	620,357
Other operating (expense) income:
Depreciation and amortization	(80,098)	(69,854)
Gain on sale of real property	--	709
Loss on disposal of fixed assets, net	(808)	(367)
Income from operations	164,148	191,827
Mountain equity investment income, net	1,766	3,592
Investment income	1,428	7,697
Interest expense, net	(21,732)	(23,620)
Contract dispute credit, net (Note 8)	--	11,920
Minority interest in income of consolidated subsidiaries, net	(4,190)	(7,468)
Income before provision for income taxes	141,420	183,948
Provision for income taxes	(53,740)	(69,901)
Net income	$87,680	$114,047

Per share amounts (Note 3):
Basic net income per share	$2.39	$2.94
Diluted net income per share	$2.39	$2.91

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net income	$87,680	$114,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,098	69,854
Cost of real estate sales	94,330	79,244
Stock-based compensation expense	7,794	6,194
Deferred income taxes, net	53,549	54,935
Minority interest in income of consolidated subsidiaries, net	4,190	7,468
Other non-cash income, net	(4,286)	(5,913)
Changes in assets and liabilities:
Restricted cash	48,308	(5,813)
Accounts receivable, net	2,999	(1,222)
Inventories, net	4,041	2,980
Investments in real estate	(117,895)	(168,964)
Accounts payable and accrued liabilities	(42,715)	(5,437)
Deferred real estate deposits	(36,078)	18,869
Private club deferred initiation fees and deposits	40,960	14,670
Other assets and liabilities, net	(14,964)	(12,768)
Net cash provided by operating activities	208,011	168,144
Cash flows from investing activities:
Capital expenditures	(87,089)	(112,602)
Acquisition of business	(38,170)	--
Other investing activities, net	(355)	2,943
Net cash used in investing activities	(125,614)	(109,659)
Cash flows from financing activities:
Repurchases of common stock	(14,872)	(40,868)
Proceeds from borrowings under non-recourse real estate financings	9,013	125,418
Payments of non-recourse real estate financings	(58,407)	(70,226)
Proceeds from borrowings under other long-term debt	63,396	70,837
Payments of other long-term debt	(78,689)	(71,236)
Other financing activities, net	5,354	904
Net cash (used in) provided by financing activities	(74,205)	14,829
Net increase in cash and cash equivalents	8,192	73,314
Cash and cash equivalents:
Beginning of period	162,345	230,819
End of period	$170,537	$304,133

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.           Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly Mountain Resort in the Lake Tahoe area of California and Nevada, as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  The Company’s mountain business is seasonal in nature with its peak operating season from mid-November through mid-April.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. The Company’s lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company’s operations at GTLC and its golf courses generally only operate from mid-May through mid-October.  Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for interim periods are not indicative of the results for the entire fiscal year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 31, 2008.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  The July 31, 2008 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

Reclassification of Book Overdrafts-- Book overdrafts represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s Consolidated Condensed Balance Sheets.  The Company typically funds these overdrafts through normal collections of funds or transfers from other bank balances.  For the nine months ended April 30, 2008, the Company revised its presentation of changes in book overdrafts from a financing activity to an operating activity in its Consolidated Condensed Statement of Cash Flows to conform to its current year presentation.  In the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, the Company also presented changes in book overdrafts as an operating activity.  The effect of this change increased cash provided by operating activities for the nine months ended April 30, 2008 from $147.1 million (as previously disclosed in the April 30, 2008 Quarterly Report on Form 10-Q) to $168.1 million with a corresponding decrease in the cash flows provided by financing activities for the nine months ended April 30, 2008 from $35.9 million (as previously disclosed in the April 30, 2008 Quarterly Report on Form 10-Q) to $14.8 million.

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

In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (the Company's fiscal year ending July 31, 2010) and interim periods within the fiscal year of adoption.  The Company has deferred the application of SFAS 157 for nonfinancial assets and liabilities as prescribed by FSP 157-2.  The Company is currently evaluating the impact, if any, the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities will have on the Company’s financial position or results of operations.

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

3.           Net Income Per Common Share

SFAS No. 128, “Earnings Per Share” (“SFAS 128”), establishes standards for computing and presenting earnings per share (“EPS”).  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the Consolidated Condensed Statements of Operations and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the three months ended April 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$61,639	$61,639	$87,341	$87,341

Weighted-average shares outstanding	36,574	36,574	38,655	38,655
Effect of dilutive securities	--	99	--	274
Total shares	36,574	36,673	38,655	38,929

Net income per share	$1.69	$1.68	$2.26	$2.24

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 696,000 and 78,000 for the three months ended April 30, 2009 and 2008, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2009 and 2008 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$87,680	$87,680	$114,047	$114,047

Weighted-average shares outstanding	36,624	36,624	38,809	38,809
Effect of dilutive securities	--	128	--	327
Total shares	36,624	36,752	38,809	39,136

Net income per share	$2.39	$2.39	$2.94	$2.91

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 816,000 and 81,000 for the nine months ended April 30, 2009 and 2008, respectively.

4.           Long-Term Debt

Long-term debt as of April 30, 2009, July 31, 2008 and April 30, 2008 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (a)	2009	2008	2008
Credit Facility Revolver	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds (b)	2011-2020	42,700	57,700	57,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
Non-Recourse Real Estate Financings (c)	--	--	49,394	142,075
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2009-2029	6,743	7,036	7,117
Total debt		492,018	556,705	649,467
Less: Current maturities (d)		350	15,355	74,192
Long-term debt		$491,668	$541,350	$575,275

(a)	Maturities are based on the Company's July 31 fiscal year end.

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

(c)
The non-recourse real estate financing for The Chalets at The Lodge at Vail, LLC (“Chalets”) was paid in full during the nine months ended April 30, 2009.  As of July 31, 2008 non-recourse real estate financings consisted of borrowings under the construction agreement for the Chalets of $49.4 million.  As of April 30, 2008 non-recourse real estate financings consisted of borrowings of $58.8 million under the construction agreement for Arrabelle at Vail Square, LLC (“Arrabelle”) and borrowings of $83.3 million under the construction agreement for the Chalets.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2009 reflected by fiscal year are as follows (in thousands):

2009	$59
2010	349
2011	1,830
2012	305
2013	318
Thereafter	489,157
Total debt	$492,018

The Company incurred gross interest expense of $8.4 million and $11.1 million for the three months ended April 30, 2009 and 2008, respectively, of which $0.4 million and $0.6 million was amortization of deferred financing costs.  The Company capitalized $1.9 million and $2.7 million of interest during the three months ended April 30, 2009 and 2008, respectively.  The Company incurred gross interest expense of $26.7 million and $33.9 million for the nine months ended April 30, 2009 and 2008, respectively, of which $1.6 million and $1.8 million was amortization of deferred financing costs.  The Company capitalized $5.0 million and $10.3 million of interest during the nine months ended April 30, 2009 and 2008, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	April 30,	July 31,	April 30,
	2009	2008	2008
Land and land improvements	$262,974	$265,123	$254,475
Buildings and building improvements	747,775	685,393	653,964
Machinery and equipment	498,771	457,825	462,966
Furniture and fixtures	169,465	149,251	131,021
Software	44,114	39,605	35,811
Vehicles	34,300	28,829	28,260
Construction in progress	32,063	80,601	54,799
Gross property, plant and equipment	1,789,462	1,706,627	1,621,296
Accumulated depreciation	(723,297)	(649,790)	(641,785)
Property, plant and equipment, net	$1,066,165	$1,056,837	$979,511

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2009	2008	2008
Trade payables	$49,657	$53,187	$65,269
Real estate development payables	34,925	52,574	52,131
Deferred revenue	42,516	45,805	29,924
Deferred real estate and other deposits	18,737	58,421	89,740
Accrued salaries, wages and deferred compensation	17,167	22,397	23,467
Accrued benefits	27,251	22,777	27,058
Accrued interest	6,591	14,552	6,844
Liabilities to complete real estate projects, short term	5,639	4,199	7,327
Other accruals	18,444	20,270	13,613
Total accounts payable and accrued liabilities	$220,927	$294,182	$315,373

The composition of other long-term liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2009	2008	2008
Private club deferred initiation fee revenue and deposits	$154,950	$121,947	$122,952
Deferred real estate deposits	46,151	45,775	34,997
Other long-term liabilities	20,361	15,921	14,431
Total other long-term liabilities	$221,462	$183,643	$172,380

On November 1, 2008, the Company acquired substantially all of the assets of CME, a resort ground transportation business, for a total consideration of $38.2 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the purchase agreement.  The acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of SFAS No. 141, “Business Combinations.”  The purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.  The Company has completed its preliminary purchase price allocation and has recorded $25.7 million in goodwill and $7.5 million in intangible assets on the date of acquisition.  The operating results of CME are reported within the Lodging segment.

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of April 30, 2009, the Employee Housing Entities had total assets of $37.9 million (primarily recorded in property, plant and equipment, net) and total liabilities of $70.5 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  The Company has issued under its senior credit facility (the “Credit Facility”) $53.4 million letters of credit related to Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.5 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2009.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of April 30, 2009.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third party entities, these VIEs had estimated total assets of approximately $229 million and total liabilities of approximately $151 million.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to a $2.3 million note receivable including accrued interest from one of the third parties and the net book value of the intangible asset associated with a management agreement in the amount of $0.6 million as of April 30, 2009.

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

The table below summarizes the Company’s financial assets and liabilities measured at fair value in accordance with SFAS 157 as of April 30, 2009 (all other financial assets and liabilities applicable to SFAS 157 are immaterial) (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at
	April 30,
Description	2009	Level 1	Level 2	Level 3
Cash equivalents	$156,742	$121,742	$35,000	$--

The Company’s cash equivalents include money market funds and time deposits which are measured using Level 1 and Level 2 inputs utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

8.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.4 million, $1.6 million and $1.7 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2009, July 31, 2008 and April 30, 2008, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2018.

Guarantees

As of April 30, 2009, the Company had various other guarantees, primarily in the form of letters of credit in the amount of $88.9 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $29.0 million of construction and development related guarantees and $6.1 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of April 30, 2009, July 31, 2008 and April 30, 2008 the accrual for the above loss contingencies was not material individually and in the aggregate.

Cheeca Lodge & Spa Contract Dispute

On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC, related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “Contract dispute credit, net” in the Consolidated Condensed Statement of Operations for the nine months ended April 30, 2008.

9.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company’s ski resorts and related ancillary activities.  The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, GTLC, CME, condominium management and golf operations.  Resort is the combination of the Mountain and Lodging segments.  The Real Estate segment owns and develops real estate in and around the Company’s resort communities.  The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

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

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.  Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus or minus Mountain equity investment income or loss.  Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense.  Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus gain on sale of real property.  All segment expenses include an allocation of corporate administrative expense.  Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Net revenue:
Lift tickets	$149,384	$167,793	$276,542	$301,791
Ski school	36,374	46,229	65,336	81,384
Dining	24,246	30,344	48,456	58,002
Retail/rental	48,214	59,533	129,878	149,844
Other	20,962	21,827	58,235	56,963
Total Mountain net revenue	279,180	325,726	578,447	647,984
Lodging	44,896	43,590	131,299	121,734
Total Resort net revenue	324,076	369,316	709,746	769,718
Real Estate	9,407	54,474	165,314	111,978
Total net revenue	$333,483	$423,790	$875,060	$881,696
Operating expense:
Mountain	$144,998	$157,807	$382,409	$401,942
Lodging	38,988	35,513	122,583	113,530
Total Resort operating expense	183,986	193,320	504,992	515,472
Real estate	14,129	53,562	125,014	104,885
Total segment operating expense	$198,115	$246,882	$630,006	$620,357
Gain on sale of real property	$--	$--	$--	$709
Mountain equity investment (loss) income, net	$(410)	$698	$1,766	$3,592

Reported EBITDA:
Mountain	$133,772	$168,617	$197,804	$249,634
Lodging	5,908	8,077	8,716	8,204
Resort	139,680	176,694	206,520	257,838
Real Estate	(4,722)	912	40,300	7,802
Total Reported EBITDA	$134,958	$177,606	$246,820	$265,640

Real estate held for sale and investment	$276,952	$394,008	$276,952	$394,008

Reconciliation to net income:
Total Reported EBITDA	$134,958	$177,606	$246,820	$265,640
Depreciation and amortization	(27,582)	(25,471)	(80,098)	(69,854)
(Loss) gain on disposal of fixed assets, net	(206)	24	(808)	(367)
Investment income	449	2,459	1,428	7,697
Interest expense, net	(6,490)	(8,441)	(21,732)	(23,620)
Contract dispute credit, net	--	--	--	11,920
Minority interest in income of consolidated subsidiaries, net	(2,753)	(4,621)	(4,190)	(7,468)
Income before provision for income taxes	98,376	141,556	141,420	183,948
Provision for income taxes	(36,737)	(54,215)	(53,740)	(69,901)
Net income	$61,639	$87,341	$87,680	$114,047

10.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the three months ended April 30, 2009.  During the nine months ended April 30, 2009, the Company repurchased 596,127 shares of common stock at a cost of $14.9 million.  Since inception of this stock repurchase plan through April 30, 2009, the Company has repurchased 3,600,235 shares at a cost of approximately $140.3 million.  As of April 30, 2009, 2,399,765 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

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

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheets are presented as of April 30, 2009, July 31, 2008 and April 30, 2008.  Statements of operations are presented for the three and nine months ended April 30, 2009 and 2008.  Statements of cash flows are presented for the nine months ended April 30, 2009 and 2008.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting.  Net income (loss) of Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) subsidiaries.  Net income (loss) of the Guarantor and Non-Guarantor Subsidiaries is reflected in Parent Company and Guarantor Subsidiaries as equity in income (loss) of consolidated subsidiaries.  The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$161,853	$8,684	$--	$170,537
Restricted cash	--	9,881	248	--	10,129
Trade receivables, net	--	45,990	1,739	--	47,729
Inventories, net	--	10,321	35,346	--	45,667
Other current assets	18,102	14,770	1,889	--	34,761
Total current assets	18,102	242,815	47,906	--	308,823
Property, plant and equipment, net	--	999,086	67,079	--	1,066,165
Real estate held for sale and investment	--	276,952	--	--	276,952
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,757	15,850	--	79,607
Other assets	3,403	32,700	5,051	--	41,154
Investments in subsidiaries and advances to (from) parent	1,350,254	307,604	(13,220)	(1,644,638)	--
Total assets	$1,371,759	$2,071,616	$141,914	$(1,644,638)	$1,940,651

Current liabilities:
Accounts payable and accrued liabilities	$5,951	$198,486	$16,490	$--	$220,927
Income taxes payable	32,156	--	--	--	32,156
Long-term debt due within one year	--	9	341	--	350
Total current liabilities	38,107	198,495	16,831	--	253,433
Long-term debt	390,000	42,717	58,951	--	491,668
Other long-term liabilities	3,142	216,118	2,202	--	221,462
Deferred income taxes	131,970	--	--	--	131,970
Minority interest in net assets of consolidated subsidiaries	--	--	--	33,578	33,578
Total stockholders' equity	808,540	1,614,286	63,930	(1,678,216)	808,540
Total liabilities and stockholders' equity	$1,371,759	$2,071,616	$141,914	$(1,644,638)	$1,940,651

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$156,782	$5,563	$--	$162,345
Restricted cash	--	10,526	47,911	--	58,437
Trade receivables, net	--	47,953	2,232	--	50,185
Inventories, net	--	11,786	37,922	--	49,708
Other current assets	15,142	19,205	3,873	--	38,220
Total current assets	15,142	246,252	97,501	--	358,895
Property, plant and equipment, net	--	806,696	250,141	--	1,056,837
Real estate held for sale and investment	--	204,260	45,045	--	249,305
Goodwill, net	--	123,034	19,248	--	142,282
Intangible assets, net	--	56,650	15,880	--	72,530
Other assets	3,936	34,922	7,247	--	46,105
Investments in subsidiaries and advances to (from) parent	1,248,019	599,199	(61,968)	(1,785,250)	--
Total assets	$1,267,097	$2,071,013	$373,094	$(1,785,250)	$1,925,954

Current liabilities:
Accounts payable and accrued liabilities	$12,446	$196,360	$85,376	$--	$294,182
Income taxes payable	57,474	--	--	--	57,474
Long-term debt due within one year	--	15,022	333	--	15,355
Total current liabilities	69,920	211,382	85,709	--	367,011
Long-term debt	390,000	42,722	108,628	--	541,350
Other long-term liabilities	3,142	149,557	30,944	--	183,643
Deferred income taxes	75,279	--	--	--	75,279
Minority interest in net assets of consolidated subsidiaries	--	--	--	29,915	29,915
Total stockholders' equity	728,756	1,667,352	147,813	(1,815,165)	728,756
Total liabilities and stockholders' equity	$1,267,097	$2,071,013	$373,094	$(1,785,250)	$1,925,954

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$288,205	$15,928	$--	$304,133
Restricted cash	--	10,212	50,350	--	60,562
Trade receivables, net	--	36,711	2,343	--	39,054
Inventories, net	--	9,611	35,473	--	45,084
Other current assets	17,395	15,406	9,045	--	41,846
Total current assets	17,395	360,145	113,139	--	490,679
Property, plant and equipment, net	--	798,732	180,779	--	979,511
Real estate held for sale and investment	--	98,314	295,694	--	394,008
Goodwill, net	--	123,034	18,977	--	142,011
Intangible assets, net	--	56,715	15,882	--	72,597
Other assets	4,114	27,991	10,515	--	42,620
Investments in subsidiaries and advances to (from) parent	1,327,512	527,762	(104,346)	(1,750,928)	--
Total assets	$1,349,021	$1,992,693	$530,640	$(1,750,928)	$2,121,426

Current liabilities:
Accounts payable and accrued liabilities	$5,859	$186,889	$122,625	$--	$315,373
Income taxes payable	25,418	--	--	--	25,418
Long-term debt due within one year	--	15,028	59,164	--	74,192
Total current liabilities	31,277	201,917	181,789	--	414,983
Long-term debt	390,000	42,728	142,547	--	575,275
Other long-term liabilities	2,089	104,422	65,869	--	172,380
Deferred income taxes	129,487	--	--	--	129,487
Minority interest in net assets of consolidated subsidiaries	--	--	--	33,133	33,133
Total stockholders' equity	796,168	1,643,626	140,435	(1,784,061)	796,168
Total liabilities and stockholders' equity	$1,349,021	$1,992,693	$530,640	$(1,750,928)	$2,121,426

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$284,871	$51,677	$(3,065)	$333,483
Total operating expense	111	186,169	42,650	(3,027)	225,903
(Loss) income from operations	(111)	98,702	9,027	(38)	107,580
Other (expense) income, net	(6,758)	1,207	(528)	38	(6,041)
Equity investment (loss), net	--	(410)	--	--	(410)
Minority interest in income of consolidated subsidiaries, net	--	--	--	(2,753)	(2,753)
(Loss) income before income taxes	(6,869)	99,499	8,499	(2,753)	98,376
Benefit (provision) for income taxes	2,403	(39,137)	(3)	--	(36,737)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries	(4,466)	60,362	8,496	(2,753)	61,639
Equity in income (loss) of consolidated subsidiaries	66,105	5,743	--	(71,848)	--
Net income (loss)	$61,639	$66,105	$8,496	$(74,601)	$61,639

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

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2009
(in thousands)
(Unaudited)

			100% Owned
		Parent	Guarantor	Other	Eliminating
		Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$		$745,316	$138,901	$(9,157)	$875,060
Total operating expense		378	593,682	125,895	(9,043)	710,912
(Loss) income from operations		(378)	151,634	13,006	(114)	164,148
Other (expense) income, net		(20,276)	2,001	(2,143)	114	(20,304)
Equity investment income, net		--	1,766	--	--	1,766
Minority interest in income of consolidated subsidiaries, net		--	--	--	(4,190)	(4,190)
(Loss) income before income taxes		(20,654)	155,401	10,863	(4,190)	141,420
Benefit (provision) for income taxes		7,848	(61,579)	(9)	--	(53,740)
Net (loss) income before equity in income
(loss) of consolidated subsidiaries		(12,806)	93,822	10,854	(4,190)	87,680
Equity in income (loss) of consolidated subsidiaries		100,486	6,664	--	(107,150)	--
Net income (loss)		$87,680	$100,486	$10,854	$(111,340)	$87,680

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

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the nine months ended April 30, 2009
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$8,154	$188,502	$11,355	$208,011
Cash flows from investing activities:
Capital expenditures	--	(80,174)	(6,915)	(87,089)
Acquisition of business	--	(38,170)	--	(38,170)
Other investing activities, net	--	(538)	183	(355)
Net cash used in investing activities	--	(118,882)	(6,732)	(125,614)
Cash flows from financing activities:
Repurchases of common stock	(14,872)	--	--	(14,872)
Proceeds from borrowings under non-recourse real estate financings	--	9,013	--	9,013
Payments of non-recourse real estate financings	--	(58,407)	--	(58,407)
Proceeds from borrowings under other long-term debt	--	--	63,396	63,396
Payments of other long-term debt	--	(15,017)	(63,672)	(78,689)
Other financing activities, net	671	4,351	332	5,354
Advances from (to) affiliates	6,047	(4,489)	(1,558)	--
Net cash used in financing activities	(8,154)	(64,549)	(1,502)	(74,205)
Net increase in cash and cash equivalents	--	5,071	3,121	8,192
Cash and cash equivalents:
Beginning of period	--	156,782	5,563	162,345
End of period	$--	$161,853	$8,684	$170,537

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the nine months ended April 30, 2008
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$26,447	$131,058	$10,639	$168,144
Cash flows from investing activities:
Capital expenditures	--	(68,992)	(43,610)	(112,602)
Other investing activities, net	--	3,300	(357)	2,943
Net cash used in investing activities	--	(65,692)	(43,967)	(109,659)
Cash flows from financing activities:
Repurchases of common stock	(40,868)	--	--	(40,868)
Proceeds from borrowings under non-recourse real estate financings	--	--	125,418	125,418
Payments of non-recourse real estate financings	--	--	(70,226)	(70,226)
Proceeds from borrowings under other long-term debt	--	--	70,837	70,837
Payments of other long-term debt	--	(53)	(71,183)	(71,236)
Other financing activities, net	3,574	3,393	(6,063)	904
Advances from (to) affiliates	10,847	(6,453)	(4,394)	--
Net cash (used in) provided by financing activities	(26,447)	(3,113)	44,389	14,829
Net increase in cash and cash equivalents	--	62,253	11,061	73,314
Cash and cash equivalents:
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$288,205	$15,928	$304,133

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2008 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2009 and 2008 for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

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

OVERVIEW

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  Resort is the combination of the Mountain and Lodging segments.

Mountain Segment

The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  The Company's five ski resorts were open for business for the 2008/2009 ski season from mid-November through mid-April, which is the peak operating season for the Mountain segment.  The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 54% and 52% of Mountain segment net revenue for the three months ended April 30, 2009 and 2008, respectively, and approximately 48% and 47% of Mountain segment net revenue for the nine months ended April 30, 2009 and 2008, respectively.

Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  1) out-of-state and international guests ("Destination") and 2) in-state and local visitors ("In-State").  For the 2008/2009 ski season, Destination guests comprised approximately 57% of the Company's skier visits, while In-State guests comprised approximately 43% of the Company's skier visits, which compares to approximately 63% and 37%, respectively, for the 2007/2008 ski season.

Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental.  The Company has historically marketed season passes to In-State guests.  Given the success of In-State pass products in providing stabilization to lift revenue, the Company introduced a new season pass product (the “Epic Season Pass”) for the 2008/2009 ski season, primarily marketed to its Destination guests (and also available to In-State guests) allowing pass holders unlimited and unrestricted access to all five ski resorts during the 2008/2009 ski season.  The Company’s season pass products are sold generally prior to the start of the ski season.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season.  For the nine months ended April 30, 2009 and 2008 approximately 34% and 26%, respectively, of total lift revenue recognized was comprised of season pass revenue.

The cost structure of ski resort operations is primarily fixed, with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental operations, ski school labor and dining operations; as such, profit margins can fluctuate mostly based on the level of revenues.

Lodging Segment

Operations within the Lodging segment include (i) ownership/management of a group of nine luxury hotels through the RockResorts brand, including five proximate to the Company's ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; (iii) Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a resort ground transportation company acquired in November 2008; and (v) golf courses.

Lodging properties (including managed condominium rooms) at or around the Company’s ski resorts, and CME, are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by Destination guests and represented approximately 94% and 91% of Lodging segment revenue for the three months ended April 30, 2009 and 2008, respectively, and 76% and 72% of Lodging segment revenue for the nine months ended April 30, 2009 and 2008, respectively. Revenue of the Lodging segment during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's operating season occurs generally mid-May to mid-October), golf operations and seasonally low operations from the Company's other owned and managed properties.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around the Company's resort communities and primarily engages in the vertical development of projects, as well as, the sale of land to third-party developers which often includes a contingent revenue structure based on the ultimate sale of the developed units.  Revenue from vertical development projects is not recognized until closing of individual units within a project which generally occurs after substantial completion of the project.  Contingent future profits from land sales, if any, are recognized only when received.  The Company attempts to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects.  The Company's real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments.  The Company’s Real Estate revenue and associated expense fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in Real Estate operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company’s Form 10-K, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance or condition:

•
The economic recession currently affecting the U.S. and the global economy, the significant tightening of the credit markets and eroded consumer confidence have continued to have a negative impact on overall trends in the travel and leisure industries.  In this environment, the Company realized a 5.3% decrease in overall skier visitation and a 4.3 percentage point decrease in occupancy for the nine months ended April 30, 2009 (which includes the entire 2008/2009 ski season).  Additionally, the Company experienced a significant decline in overall guest spending primarily resulting from a decline in Destination guest visitation, especially in ancillary areas such as ski school, dining and retail/rental operations.  While the Company anticipates these trends to continue for the remainder of the fiscal year (which primarily includes lodging operations), the Company cannot predict the extent to which these negative trends will continue and the timing and nature of any improvements to the macroeconomic environment and the impact it may have on its future results of operations, in particular on the 2009/2010 ski season.

•
In the Spring of 2008, the Company introduced the Epic Season Pass, which contributed to season pass revenue as a percent of total lift revenue increasing from 26% for the 2007/2008 ski season to 34% for the 2008/2009 ski season.  In March 2009, the Company began its pass sales campaign for the 2009/2010 ski season, including the Epic Season Pass.  As of April 30, 2009, the Company has experienced a significant increase in advance sales of season pass products for the 2009/2010 ski season compared to sales through April 30, 2008 for the 2008/2009 ski season.  However, the Company cannot predict if this trend will continue through the Fall 2009 pass sales campaign or the overall impact that season pass sales will have on lift revenue for the 2009/2010 ski season.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the nine months ended April 30, 2009 the Company closed on 42 units at Crystal Peak Lodge at Breckenridge (“Crystal Peak Lodge”), seven Lodge at Vail Chalets (“Chalets”) and two units at The Arrabelle at Vail Square (“Arrabelle”).  As of April 30, 2009, the Company had available for sale three units at Crystal Peak Lodge and had one Lodge at Vail Chalet unit which closed in May 2009.

•
The Company has increased risk associated with selling and closing real estate as a result of the continued instability in the capital and credit markets and a slowdown in the overall real estate market. The Company has two real estate projects currently under construction which are scheduled to be completed in the Spring of 2010 (One Ski Hill Place) and the Fall of 2010 (The Ritz-Carlton Residences, Vail).  In April 2009, in response to current market conditions, the Company announced a reduction of approximately 20% to the listed selling prices of its Ritz-Carlton Residences, Vail, as well as price reductions of approximately 15% for purchasers currently under contract.  The Company cannot predict the ultimate number of units that will close or the ultimate price for which the units will sell.

•
The Company had $170.5 million in cash and cash equivalents as of April 30, 2009 with no borrowings under the revolver component of its senior credit facility (the “Credit Facility”) and has less than $3.0 million in principal maturities due through the year ending July 31, 2013.  However, the potential impact of a sustained economic recession combined with the Company’s plan to self-fund its current real estate under development (the Company estimates to incur between $220 million and $240 million subsequent to April 30, 2009 for projects under construction) could cause a decline in future cash being generated from operating activities potentially requiring the Company to borrow under the revolver component of its Credit Facility from time to time. The Company believes it has more than adequate availability under its revolver to support any such potential borrowing needs.  Additionally, the Company does have the ability to manage its cash outflows to some extent by adjusting its discretionary capital expenditures and the timing of new real estate development projects.

•
The U.S. stock and credit markets have experienced significant volatility over the past several months which has led to a significant decline in market value of many companies in the travel and leisure industry, including the Company.  The Company’s market capitalization has generally been higher than its shareholders’ equity or book value during this period.  Under GAAP, the Company is required to test goodwill for impairment annually and the Company does so during the fourth quarter of each fiscal year, as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of the Company’s goodwill or indefinite lived intangible assets below book value.  The Company does not believe there have been any events or circumstances that would require it to perform an interim goodwill and/or indefinite lived intangible asset impairment analysis.  However, if market and economic conditions or individual reporting units’ business performance deteriorates significantly for a prolonged period, this could necessitate an impairment charge.  The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting units and terminal values of the businesses to which the goodwill relates. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.  The Company evaluates the recoverability of indefinite lived intangible assets primarily using the income approach based upon estimated future revenue streams.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill or indefinite lived intangibles impairment.  If a more severely prolonged economic downturn were anticipated it could cause less than expected growth and/or reduction in terminal values in the Company’s lodging and retail/rental reporting units, and an impairment charge could be reasonably possible in fiscal year 2009 or thereafter.  As of April 30, 2009, the Company had a goodwill and indefinite-lived intangible assets balance of $247.6 million, of which $35.4 and $30.5 million is related to its lodging properties (excluding CME) and retail/rental operations, respectively.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and nine months ended April 30, 2009, compared to the three and nine months ended April 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Mountain Reported EBITDA	$133,772	$168,617	$197,804	$249,634
Lodging Reported EBITDA	5,908	8,077	8,716	8,204
Resort Reported EBITDA	139,680	176,694	206,520	257,838
Real Estate Reported EBITDA	(4,722)	912	40,300	7,802

Income from operations	$107,580	$151,461	$164,148	$191,827
Income before provision for income taxes	98,376	141,556	141,420	183,948
Net income	$61,639	$87,341	$87,680	$114,047

A discussion of segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2009 compared to the three months ended April 30, 2008

Mountain segment operating results for the three months ended April 30, 2009 and 2008 are presented by category as follows (in thousands, except effective ticket price ("ETP")):

	Three Months Ended		Percentage
	April 30,		Increase
	2009	2008	(Decrease)
Lift tickets	$149,384	$167,793	(11.0	) %
Ski school	36,374	46,229	(21.3	) %
Dining	24,246	30,344	(20.1	) %
Retail/rental	48,214	59,533	(19.0	) %
Other	20,962	21,827	(4.0	) %
Total Mountain net revenue	279,180	325,726	(14.3	) %
Total Mountain operating expense	144,998	157,807	(8.1	) %
Mountain equity investment (loss) income, net	(410)	698	(158.7	) %
Total Mountain Reported EBITDA	$133,772	$168,617	(20.7	) %

Total skier visits	3,086	3,391	(9.0	) %
ETP	$48.41	$49.48	(2.2	) %

Total Mountain Reported EBITDA includes $1.1 million and $1.0 million of stock-based compensation expense for the three months ended April 30, 2009 and 2008, respectively.

Lift revenue decreased $18.4 million, or 11.0%, for the three months ended April 30, 2009 compared to the three months ended April 30, 2008, primarily as a result of a significant decline in lift revenue excluding season pass revenue which was down $27.7 million, or 21.0%, partially offset by an increase in season pass revenue of $9.3 million, or 26.0%.  The increase in season pass revenue was driven by higher season pass sales resulting primarily from the introduction of the Epic Season Pass in the 2008/2009 ski season.  Additionally, a portion of the decline in lift revenue excluding season pass revenue was caused by a shift in Destination guests purchasing the Epic Season Pass instead of other lift ticket products.  Lift revenue (and to a larger degree visitation as discussed below) was also unfavorably impacted by the timing of the beginning of the current year quarter compared to the prior year (the current year quarter began on a Sunday versus the prior year quarter which began on a Friday).  Adjusting for the timing of the quarter, lift revenue (and visitation) declines would have been more consistent with the declines experienced for the entire 2008/2009 ski season compared to the prior year discussed below in the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008.

Total skier visitation was down 9.0% in the three months ended April 30, 2009 compared to the same period in the prior year, primarily as a result of decreased visitation from Destination guests as well as the timing of the quarter start as described above.  This decline was partially offset by strong season pass holder visitation, especially from the new Epic Season Pass holders, who on average skied more in the current year per pass than holders of our other pass products.  ETP decreased 2.2%, driven by an increase in average season pass holder visitation per pass sold, partially offset by a 1.6% increase in ETP excluding season pass products.

Revenues for the Company's ski school, dining and retail/rental operations, were all negatively impacted by the severe downturn in the economic environment and a decrease in Destination guest visitation and overall spending per guest.  Ski school revenue decreased $9.9 million, or 21.3%, in the three months ended April 30, 2009 compared to the same period in the prior year, as ski school revenue is primarily driven by Destination guests.  Dining revenue decreased $6.1 million, or 20.1%, in the three months ended April 30, 2009 compared to the same period in the prior year, due to an approximately 15% decrease in the number of total on-mountain food and beverage transactions, coupled with an even greater decline in fine dining.  Revenue from retail/rental operations decreased $11.3 million, or 19.0%, in the three months ended April 30, 2009 primarily due to lower sales and rental volumes at the Company’s mountain resort stores.  Other revenues were favorably impacted by club operations (which increased $1.2 million) due to the opening of the Vail Mountain Club, in November 2008, which partially offset other revenue declines.

Segment operating expenses decreased $12.8 million, or 8.1%, for the three months ended April 30, 2009 compared to the same period in the prior year.  Excluding retail/rental expense (which has a high variable cost component and therefore decreased in relation to the retail/rental revenue, with retail/rental revenue down 19.0% and retail/rental expense down 13.1%), operating expense decreased $7.4 million, or 6.4%, for the three months ended April 30, 2009 compared to the three months ended April 30, 2008, which was primarily attributable to lower variable costs related to lower revenue, including Forest Service fees, other resort related fees and credit card fees (which decreased $2.0 million or 11.2%); lower labor and labor-related benefit costs including lower ski school labor expense due to lower ski school revenue (which decreased $5.1 million or 10.5%) and other operating expenses including SG&A (which decreased $0.3 million or 0.7%).  Additionally, expenses were also favorably impacted by a cost savings plan implemented in the second quarter ended January 31, 2009, and a company-wide wage reduction plan implemented in April of the third quarter ended April 30, 2009.  The decreases in operating expenses were not enough to offset the declines in segment revenues resulting in lower flow through of revenue to Mountain Reported EBITDA of approximately 4 percentage points for the three months ended April 30, 2009 compared to the same period in the prior year.

Nine months ended April 30, 2009 compared to the nine months ended April 30, 2008

Mountain segment operating results for the nine months ended April 30, 2009 and 2008 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended		Percentage
	April 30,		Increase
	2009	2008	(Decrease)
Lift tickets	$276,542	$301,791	(8.4	) %
Ski school	65,336	81,384	(19.7	) %
Dining	48,456	58,002	(16.5	) %
Retail/rental	129,878	149,844	(13.3	) %
Other	58,235	56,963	2.2%
Total Mountain net revenue	578,447	647,984	(10.7	) %
Total Mountain operating expense	382,409	401,942	(4.9	) %
Mountain equity investment income, net	1,766	3,592	(50.8	) %
Total Mountain Reported EBITDA	$197,804	$249,634	(20.8	) %

Total skier visits	5,864	6,190	(5.3	) %
ETP	$47.16	$48.75	(3.3	) %

Total Mountain Reported EBITDA includes $3.4 million and $2.8 million of stock-based compensation expense for the nine months ended April 30, 2009 and 2008, respectively.

Lift revenue decreased $25.2 million, or 8.4%, for the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008, primarily as a result of a significant decline in lift revenue excluding season pass revenue which was down $42.1 million, or 18.8%, partially offset by an increase in season pass revenue of $16.9 million, or 21.8%.  The increase in season pass revenue was driven by higher season pass sales resulting primarily from the introduction of the Epic Season Pass in the 2008/2009 ski season.  Additionally, a portion of the decline in lift revenue excluding season pass revenue was caused by a shift in Destination guests purchasing the Epic Season Pass instead of other lift ticket products.

Total skier visitation was down 5.3% in the nine months ended April 30, 2009 compared to the same period in the prior year, primarily as a result of decreased visitation from Destination guests.  This decline was partially offset by strong season pass holder visitation, especially from the new Epic Season Pass holders, who on average skied more in the current year per pass than holders of our other pass products.  ETP decreased 3.3%, driven by an increase in average season pass holder visitation per pass sold, partially offset by a 2.8% increase in ETP excluding season pass products.

Revenues for the Company's ski school, dining and retail/rental operations, were all negatively impacted by the severe downturn in the economic environment and a decrease in Destination guest visitation and overall spending per guest.  Ski school revenue decreased $16.1 million, or 19.7%, in the nine months ended April 30, 2009 compared to the same period in the prior year, as ski school revenue is primarily driven by Destination guests.  Dining revenue decreased $9.6 million, or 16.5%, in the nine months ended April 30, 2009 compared to the same period in the prior year, due to an approximately 11% decrease in the number of total on-mountain food and beverage transactions, coupled with an even greater decline in fine dining.  Revenue from retail/rental operations decreased $20.0 million, or 13.3%, in the nine months ended April 30, 2009 primarily due to lower sales and rental volumes at the Company’s mountain resort stores. For the nine months ended April 30, 2009 other revenues increased $1.3 million, or 2.2%, primarily due to club operations (which increased $2.8 million) resulting from the opening of the Vail Mountain Club in November 2008.

Segment operating expenses decreased $19.5 million, or 4.9%, for the nine months ended April 30, 2009 compared to the same period in the prior year.  Excluding retail/rental expense (which has a high variable cost component and therefore decreased in relation to the retail/rental revenue, with retail/rental revenue down 13.3% and retail/rental expense down 8.3%), operating expense decreased $9.9 million, or 3.5%, for the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008, which was primarily attributable to lower variable costs related to lower revenue, including Forest Service fees, other resort related fees and credit card fees (which decreased $2.8 million or 8.8%); lower labor and labor-related benefit costs including lower ski school labor expense due to lower ski school revenue (which decreased $6.3 million or 6.1%) and other operating expenses including SG&A (which decreased $0.7 million or 0.5%). Additionally, expenses were also favorably impacted by a cost savings plan implemented in the second quarter ended January 31, 2009, and a company-wide wage reduction plan in April of the third quarter ended April 30, 2009.  The decreases in operating expenses were not enough to offset the declines in segment revenues resulting in lower flow through of revenue to Mountain Reported EBITDA of approximately 4 percentage points for the nine months ended April 30, 2009 compared to the same period in the prior year.

Lodging Segment

Three months ended April 30, 2009 compared to the three months ended April 30, 2008

Lodging segment operating results for the three months ended April 30, 2009 and 2008 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”):

	Three Months Ended		Percentage
	April 30,		Increase
	2009	2008	(Decrease)
Total Lodging net revenue	$44,896	$43,590	3.0%
Total Lodging operating expense	38,988	35,513	9.8%
Total Lodging Reported EBITDA	$5,908	$8,077	(26.9)%
Owned hotel (including managed condominium rooms) statistics:
ADR	$275.25	$296.29	(7.1)%
RevPAR	$137.25	$168.58	(18.6)%

Total Lodging Reported EBITDA includes $0.5 million and $0.3 million of stock-based compensation expense for the three months ended April 30, 2009 and 2008, respectively.

Total Lodging net revenue increased $1.3 million, or 3.0%, for the three months ended April 30, 2009, compared to the three months ended April 30, 2008, primarily due to the acquisition of CME on November 1, 2008.  CME generated revenues of $8.2 million in the three months ended April 30, 2009.  Excluding the impact of CME, revenue would have decreased $6.9 million, or 15.9%, for the three months ended April 30, 2009, compared to the three months ended April 30, 2008.  This decline was driven by a decrease in occupancy of 7.0 percentage points and overall decreases in RevPAR resulting in room revenue decreases of $4.4 million, which primarily occurred at the lodging properties proximate to the Company’s ski resorts due to a decline in Destination visitation as discussed in the Company’s Mountain segment.

Operating expense increased $3.5 million, or 9.8%, for the three months ended April 30, 2009, compared to the three months ended April 30, 2008, primarily due to operating expenses associated with CME of $4.9 million.  Excluding the impact of CME, operating expenses would have decreased $1.5 million, or 4.1%, for the three months ended April 30, 2009, compared to the three months ended April 30, 2008, which was attributable to the decline in revenue (excluding CME), other variable expenses associated with occupancy and a reduced cost structure from savings plan initiatives.

Nine months ended April 30, 2009 compared to the nine months ended April 30, 2008

Lodging segment operating results for the nine months ended April 30, 2009 and 2008 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended		Percentage
	April 30,		Increase
	2009	2008	(Decrease)
Total Lodging net revenue	$131,299	$121,734	7.9%
Total Lodging operating expense	122,583	113,530	8.0%
Total Lodging Reported EBITDA	$8,716	$8,204	6.2%
Owned hotel (including managed condominium rooms) statistics:
ADR	$244.26	$250.84	(2.6)%
RevPAR	$106.07	$119.81	(11.5)%

Total Lodging Reported EBITDA includes $1.4 million and $0.9 million of stock-based compensation expense for the nine months ended April 30, 2009 and 2008, respectively.

Total Lodging net revenue increased $9.6 million, or 7.9%, for the nine months ended April 30, 2009, compared to the nine months ended April 30, 2008, primarily due to the opening of the Arrabelle in January 2008 and the acquisition of CME on November 1, 2008.  Year to date operations of the Arrabelle contributed $9.4 million in revenue for the nine months ended April 30, 2009 compared to $4.0 million in the nine months ended April 30, 2008.  CME operations generated revenues of $16.1 million in the nine months ended April 30, 2009.  Excluding the impact of the Arrabelle and CME, revenue would have decreased $11.9 million, or 10.1%, for the nine months ended April 30, 2009, compared to the nine months ended April 30, 2008.   This decline was driven by a decrease in occupancy of 4.3 percentage points and overall decreases in RevPAR resulting in room revenue decreases of $9.7 million, primarily occurring at the lodging properties proximate to the Company’s ski resorts (excluding the Arrabelle) due to a decline in Destination visitation as discussed in the Company’s Mountain segment and a decline in group room nights.  Excluding the Arrabelle, ADR and RevPAR declined 6.2% and 14.8%, respectively, for the nine months ended April 30, 2009 compared to the same period last year.  Additionally, group room nights were down approximately 15% in the same period.

Operating expense increased $9.0 million, or 8.0%, for the nine months ended April 30, 2009, compared to the nine months ended April 30, 2008, due to operating expenses associated with the Arrabelle of $10.1 million and CME of $10.3 million, partially offset by start-up and pre-opening expenses associated with the opening of the Arrabelle recorded in the prior year of approximately $3.1 million.  Excluding the impact of the Arrabelle and CME, operating expenses would have decreased $4.6 million, or 4.3%, for the nine months ended April 30, 2009, compared to the nine months ended April 30, 2008, which was attributable to the decline in revenue (excluding the Arrabelle and CME), other variable expenses associated with occupancy and a reduced cost structure from savings plan initiatives.
.

Real Estate Segment

Three months ended April 30, 2009 compared to the three months ended April 30, 2008

Real Estate segment operating results for the three months ended April 30, 2009 and 2008 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	April 30,		Increase
	2009	2008	(Decrease)
Total Real Estate net revenue	$9,407	$54,474	(82.7)%
Total Real Estate operating expense	14,129	53,562	(73.6)%
Total Real Estate Reported EBITDA	$(4,722)	$912	(617.8)%

Real Estate Reported EBITDA includes $1.0 million and $0.8 million of stock-based compensation expense for the three months ended April 30, 2009 and 2008, respectively.

Real Estate segment net revenue for the three months ended April 30, 2009 was primarily comprised of the closing of one condominium unit at The Arrabelle ($9.0 million of revenue with an average price per square foot of $1,708).  Operating expense for the three months ended April 30, 2009 included cost of sales (including sales commissions) of $7.4 million, as well as general and administrative expenses of $6.7 million.  General and administrative costs are primarily comprised of marketing expenses for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.

Real Estate segment net revenue for the three months ended April 30, 2008 was driven primarily by the closings of 17 condominium units at The Arrabelle ($54.1 million of revenue with an average selling price per unit of $3.2 million and an average price per square foot of $1,138).  Operating expense for the three months ended April 30, 2008 included cost of sales (including sales commissions) of $46.9 million, as a result of higher revenue recognized, as well as general and administrative expenses of $6.6 million.

Nine months ended April 30, 2009 compared to the Nine months ended April 30, 2008

Real Estate segment operating results for the nine months ended April 30, 2009 and 2008 are presented by category as follows (in thousands):

	Nine Months Ended		Percentage
	April 30,		Increase
	2009	2008	(Decrease)
Total Real Estate net revenue	$165,314	$111,978	47.6%
Total Real Estate operating expense	125,014	104,885	19.2%
Gain on sale of real property	--	709	(100)%
Total Real Estate Reported EBITDA	$40,300	$7,802	416.5%

Real Estate Reported EBITDA includes $3.0 million and $2.3 million of stock-based compensation expense for the nine months ended April 30, 2009 and 2008, respectively.

Real Estate segment net revenue for the nine months ended April 30, 2009 was driven primarily by the closings of seven Chalets units ($91.3 million of revenue with an average selling price per unit of $13.1 million and an average price per square foot of $2,721), 42 residences at Crystal Peak Lodge ($54.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $1,028) and two condominium units at The Arrabelle ($16.7 million of revenue with an average selling price per unit of $8.4 million and an average price per square foot of $1,623).  Operating expense for the nine months ended April 30, 2009 included cost of sales (including sales commissions) of $103.8 million, which increased commensurate with higher revenue recognized, as well as general and administrative expenses of $21.2 million.  General and administrative costs are primarily comprised of marketing expenses for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.  In addition, included in segment operating expense in the nine months ended April 30, 2009, the Company recorded $3.0 million of costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to its Jackson Hole Golf & Tennis Club (“JHG&TC”) development.

Real Estate segment net revenue for the nine months ended April 30, 2008 was driven primarily by the closings of 29 condominium units at The Arrabelle ($88.6 million of revenue with an average selling price per unit of $3.1 million and an average price per square foot of $1,106), the closings of the remaining JHG&TC cabins ($9.0 million of revenue with an average selling price per unit of $0.8 million and an average price per square foot of $360) and contingent gains on development parcels sales that closed in previous periods of $13.0 million.  Operating expense for the nine months ended April 30, 2008 included cost of sales (including sales commissions) of $85.6 million, as well as general and administrative expenses of $19.2 million.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three and nine months ended April 30, 2009 increased $2.1 million and $10.2 million, respectively, compared to the same periods in the prior year, primarily due to a higher level of capital expenditures associated with the timing of placing in service significant resort assets, which included the Arrabelle, a new skier services building, a private club (the Vail Mountain Club) and multiple gondolas and lifts within the last two years.

Investment income.  The decrease in investment income for the three and nine months ended April 30, 2009 compared to the three and nine months ended April 30, 2008 is primarily due to a reduction in the average interest earned on investments (the average annualized interest rate earned has decreased by approximately 2.0 and 2.5 percentage points in the three and nine months ended April 30, 2009, respectively, versus the prior year), as well as a decrease in average invested cash during the period.

Interest expense, net.  The reduction in interest expense, net for the three and nine months ended April 30, 2009 compared to the same period in the prior year, is attributable to the payoff of a scheduled debt maturity in the current year and capitalized interest on self-funded real estate projects.

Contract dispute credit, net.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC (the “Cheeca settlement”), related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney fees) is recorded in “Contract dispute credit, net” in the Consolidated Condensed Statement of Operations for the nine months ended April 30, 2008.

Income taxes.  The effective tax rate for the three and nine months ended April 30, 2009 was 37.3% and 38.0%, respectively, as compared to the effective tax rate for the three and nine months ended April 30, 2008 of 38.3% and 38.0%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items).  The income tax provision recorded for the three and nine months ended April 30, 2009 was favorably impacted by an increase in permanent items deductible for tax purposes offset by a favorable tax settlement with state tax authorities of $1.0 million recorded in the nine months ended April 30, 2008.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Mountain Reported EBITDA	$133,772	$168,617	$197,804	$249,634
Lodging Reported EBITDA	5,908	8,077	8,716	8,204
Resort Reported EBITDA	139,680	176,694	206,520	257,838
Real Estate Reported EBITDA	(4,722)	912	40,300	7,802
Total Reported EBITDA	134,958	177,606	246,820	265,640
Depreciation and amortization	(27,582)	(25,471)	(80,098)	(69,854)
(Loss) gain on disposal of fixed assets, net	(206)	24	(808)	(367)
Investment income	449	2,459	1,428	7,697
Interest expense, net	(6,490)	(8,441)	(21,732)	(23,620)
Contract dispute credit, net	--	--	--	11,920
Minority interest in income of consolidated subsidiaries, net	(2,753)	(4,621)	(4,190)	(7,468)
Income before provision for income taxes	98,376	141,556	141,420	183,948
Provision for income taxes	(36,737)	(54,215)	(53,740)	(69,901)
Net income	$61,639	$87,341	$87,680	$114,047

The following table reconciles Net Debt (in thousands):

	April 30,
	2009	2008
Long-term debt	$491,668	$575,275
Long-term debt due within one year	350	74,192
Total debt	492,018	649,467
Less: cash and cash equivalents	170,537	304,133
Net debt	$321,481	$345,334

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters historically result in seasonally high cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year.  Additionally, cash provided by operating activities can be impacted by the timing or mix of closings on and investment in real estate development projects.

The Company generated $208.0 million of cash from operating activities in the nine months ended April 30, 2009, an increase of $39.9 million when compared to the $168.1 million of cash generated in the nine months ended April 30, 2008.  Cash flows generated from operations for the nine months ended April 30, 2009 was positively impacted by real estate activity as proceeds from Real Estate sales increased by $26.6 million combined with a reduction in investments in real estate of $51.1 million partially offset by a reduction of $31.6 million in deposits received on projects under development.  Additionally, the Company received $41.8 million in proceeds for the final installment related to private club initiation fees to the Vail Mountain Club that opened in November 2008 and a reduction in restricted cash of $54.1 million which became available for general purpose use due to the payoff of the Company’s non-recourse real estate financings.  Partially offsetting the above sources of cash from operations was a decrease in cash generated by resort operations as Resort Reported EBITDA decreased by $51.3 million for the nine months ended April 30, 2009 compared to the same period in the prior year and a decline in accounts payable and other accrued liabilities of $37.3 million primarily as a result of a decline in real estate investment activity and lower trade payables associated with lower operating volume.  Additionally, the Company received $11.9 million in cash (net of legal costs) for the Cheeca settlement in the nine months ended April 30, 2008.

Cash used in investing activities increased by $16.0 million for the nine months ended April 30, 2009 due to the acquisition of CME of $38.2 million, offset by a decrease in resort capital expenditures of $25.5 million.

Cash used in financing activities increased $89.0 million primarily due to final pay off of the Company’s non-recourse real estate financings partially offset by a decrease in repurchased common stock of $26.0 million in the nine months ended April 30, 2009.  Additionally, the Company paid $15.0 million for a scheduled debt maturity during the nine months ended April 30, 2009 leaving the Company with less than $3.0 million of scheduled debt repayments due through the year ending July 31, 2013.

In addition to the Company’s $170.5 million of cash and cash equivalents at April 30, 2009, the Company has available $304.4 million under its Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $95.6 million).  As of April 30, 2009 and 2008, total long-term debt (including long-term debt due within one year) was $492.0 million and $649.5 million, respectively, with the decrease at April 30, 2009 being primarily due to the pay off of the non-recourse real estate financings related to the Company’s vertical development projects.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $345.3 million as of April 30, 2008 to $321.5 million as of April 30, 2009 due primarily to the pay off of the Company’s non-recourse real estate financings partially offset by the decrease in cash and cash equivalents.

The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows and borrowings, if necessary, under the Credit Facility. The Company believes the Credit Facility, which matures in 2012, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 0.50%.

Significant Uses of Cash

The Company’s cash uses currently include providing for operating expenditures and capital expenditures for both assets to be used in operations and real estate projects under construction.

The Company expects to spend approximately $180 million to $200 million in calendar year 2009 for current real estate projects under construction, including the construction of associated resort-related depreciable assets, of which approximately $40 million was spent as of April 30, 2009, leaving approximately $140 million to $160 million to spend in the remainder of the calendar year 2009.  The Company has entered into contracts with third parties to provide construction-related services to the Company throughout the course of construction for real estate projects under development; commitments for future services to be performed over the next few years under such current contracts total approximately $181 million.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest in the future; however, such investment in the near term will be reduced in light of the current economic recession, but will primarily include investments that allow the Company to maintain its high quality standards, as well as certain incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $50 million to $60 million of resort capital expenditures for calendar year 2009, excluding resort depreciable assets arising from real estate activities noted above, of which approximately $7 million was spent as of April 30, 2009, leaving approximately $43 million to $53 million to spend the remainder of the calendar year 2009.  Included in these capital expenditures are approximately $32 million to $37 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  The Company currently plans to utilize cash flow from operations and cash on hand to provide the cash necessary to execute its capital plan.

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $492.0 million debt outstanding as of April 30, 2009) are not due until fiscal 2014 and beyond.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $52.6 million of variable-rate debt outstanding as of April 30, 2009.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.5 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can respond to liquidity impacts of changes in the business and economic environment by managing its capital expenditures and the timing of new real estate development activity.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the three months ended April 30, 2009.  During the nine months ended April 30, 2009 the Company repurchased 596,127 shares of common stock at a cost of $14.9 million.  Since inception of this stock repurchase plan, the Company has repurchased 3,600,235 shares at a cost of approximately $140.3 million, through April 30, 2009.  As of April 30, 2009, 2,399,765 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”), prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

The Company was in compliance with all restrictive financial covenants in its debt instruments as of April 30, 2009.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2009.  However, there can be no assurance that the Company will continue to meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2009, the Company had $52.6 million of variable rate indebtedness, representing 10.7% of the Company's total debt outstanding, at an average annualized interest rate during the three and nine months ended April 30, 2009 of 1.8% and 3.0%, respectively.  Based on variable-rate borrowings outstanding as of April 30, 2009, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $0.5 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the fiscal year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment, which was heard on March 21, 2009 and denied.  The Company is unable to predict the ultimate outcome of the above described actions.

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

4.1(f)
Supplemental Indenture, dated as of January 29, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.  (Incorporated by reference to Exhibit 4.1(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2009.)

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

Date: June 4, 2009	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: June 4, 2009	Vail Resorts, Inc.

By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Vice President, Controller and
Chief Accounting Officer