Form 10-K
period 2009-07-31
VAIL RESORTS INC
filed 2009-09-24
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009

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
 Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $23.32 per share as reported on the New York Stock Exchange Composite Tape on January 30, 2009 (the last business day of the Registrant's most recently completed second quarter) was $700,131,580.

As of September 18, 2009, 36,174,979 shares of Common Stock were outstanding.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged downturn in general economic conditions, including continued adverse affects on the overall travel and leisure related industries;
•	unfavorable weather conditions or natural disasters;
•	competition in our mountain and lodging businesses;
•	our ability to grow our resort and real estate operations;
•	our ability to successfully complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	further adverse changes in real estate markets;
•	continued volatility in credit markets;
•	our ability to obtain financing on terms acceptable to us to finance our real estate development, capital expenditures and growth strategy;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	adverse consequences of current or future legal claims;
•	our ability to hire and retain a sufficient seasonal workforce;
•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;
•	negative publicity or unauthorized use of our trademarks which diminishes the value of our brands;
•	our ability to integrate and successfully operate future acquisitions; and
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

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

PART I

ITEM 1.                      BUSINESS.

General

Vail Resorts, Inc. was organized as a public holding company in 1997 and operates through various subsidiaries (collectively, the “Company”).  The Company's operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 63%, 18% and 19%, respectively, of the Company's net revenue for the year ended July 31, 2009 (“Fiscal 2009”).  The Company's Mountain segment owns and operates five world-class ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations, which provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile.  The Company's Lodging segment owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company's ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (the “Park”), Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses.  Collectively, the Mountain and Lodging segments are considered the Resort segment.  The Company's Real Estate segment owns and develops real estate in and around the Company's resort communities.  Financial information by segment is presented in Note 15, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

The Company's portfolio of world-class ski resorts currently includes:

•
Vail Mountain (“Vail Mountain”) – the single most visited ski resort in the United States for the 2008/2009 ski season and the single largest ski mountain in the United States.  Vail offers some of the most expansive and varied terrain with approximately 5,300 skiable acres including seven world renowned back bowls and the rustic Blue Sky Basin area of the resort.

•
Breckenridge Ski Resort (“Breckenridge”) – the second most visited ski resort in the United States for the 2008/2009 ski season and host of the highest chairlift in North America, the Imperial Express Super Chair, reaching 12,840 feet and offering above tree line expert terrain.  Breckenridge is well known for its historic town, vibrant night-life and progressive and award-winning pipes and parks.

•
Keystone Resort (“Keystone”) – the fourth most visited ski resort in the United States for the 2008/2009 ski season and home to the highly renowned A51 Terrain Park as well as the largest area of night skiing in Colorado.  Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls.

•
Beaver Creek Resort (“Beaver Creek”) – the seventh most visited ski resort in the United States for the 2008/2009 ski season.  Beaver Creek is a European –style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.

•
Heavenly Mountain Resort (“Heavenly”) – the ninth most visited ski resort in the United States for the 2008/2009 ski season and the second largest ski resort in the United States with over 4,800 skiable acres.  Heavenly straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe.  Heavenly boasts the largest snowmaking capacity in the Lake Tahoe region and offers great night life including its proximity to several casinos.

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

The Company's Mountain segment derives revenue through the sale of lift tickets and season passes as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, equipment rentals and retail merchandise sales, a variety of dining venues, private club operations and other recreational activities.  In addition to providing extensive guest amenities, the Company also engages in, among other activities, the leasing out of the Company’s owned commercial space around its base resorts for restaurants and retail stores.

Ski Industry/Market

There are approximately 760 ski areas in North America and approximately 470 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience.  One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.  During the 2008/2009 ski season, combined skier visits for all the United States ski areas were approximately 57.4 million and all North American skier visits were approximately 76.1 million.  The Company's ski resorts had 5.9 million skier visits during the 2008/2009 ski season, or approximately 10.3% of United States skier visits, and an approximate 7.8% share of the North American market's skier visits.

The Company's Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Airport, and the wide range of amenities available at each resort.  Colorado has 29 ski areas, six of which are considered “Front Range Destination Resorts,” including all of the Company's Colorado resorts, catering to both the Colorado Front Range and destination-skier markets.  All Colorado ski resorts combined recorded approximately 11.9 million skier visits for the 2008/2009 ski season with skier visits at the Company's Colorado ski resorts totaling 5.1 million, or approximately 42.9% of all Colorado skier visits for the 2008/2009 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, making it a convenient destination for both day skiers and destination guests.  South Lake Tahoe, where Heavenly is located, is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings.  Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport.  California and Nevada have 33 ski areas.  Heavenly had 802,000 skier visits for the 2008/2009 ski season, capturing approximately 11.8% of California's and Nevada's 6.8 million total skier visits for the 2008/2009 ski season.

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

While the ski industry has performed well in recent years in terms of number of skier visits, with the eight best seasons occurring in the past nine years for United States visitation, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts, generating more revenue per skier visit and/or generating more visits from each skier.  Better capitalized ski resorts, including all five mountain resorts operated by the Company, are expanding their offerings, as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain and amenities at the base areas of the resorts, all of which are aimed at increasing guest visitation and revenue per skier visit.  The Company believes it invests more in capital improvements than the vast majority of its competitors and can also create synergies by operating multiple resorts thus enhancing the Company’s profitability.  Additionally, the Company through its sales of season passes (including the new Epic Season Pass introduced in the 2008/2009 ski season, which offers unrestricted and unlimited access to all five of its resorts) provides its guests with a strong value option, in return for the guest committing to ski at its resorts prior to, or very early into the ski season, which the Company believes attracts more guests to its resorts.  All five of the Company’s resorts typically rank in the top ten most visited ski resorts in the United States.  Additionally, all of the Company's resorts consistently rank in the top 25 ranked ski resorts in North America according to industry surveys, which the Company attributes to its resorts' ability to provide a high-quality experience.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2008/2009 (the “Kottke Survey”) and other industry publications.

All of the Company's ski resorts maintain the unique distinction of competing effectively as both market share leaders and quality leaders.  The following inherent and strategic factors contribute directly to each resort’s success:

Exceptional mountain experience --

•	World-Class Mountain Resorts and Integrated Base Resort Areas

All five of the Company’s mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels.  Each resort is also fully integrated into expansive resort areas offering a broad array of lodging, dining, retail, spas, nightlife and other amenities to the resort’s guests, some of which are owned or managed by the Company.

•	Snow Conditions

The Company's resorts are located in areas that receive significantly higher than average snowfall compared to most other ski resort locations in the United States.  The Company’s resorts in the Colorado Rocky Mountains and Heavenly in the Sierra Nevada Mountains all receive average yearly snowfall between 20 and 30 feet.  Even in these abundant snowfall areas, the Company has significant snowmaking systems that can help provide a more consistent experience, especially in the early season.  Additionally, the Company provides many acres of groomed terrain at its resorts with extensive fleets of snow grooming equipment.

•	Lift Service

The Company systematically upgrades its lifts to streamline skier traffic and maximize guest experience.  For the 2008/2009 ski season, the Company replaced its existing gondola at Keystone with an eight-passenger gondola including a mid-station feature.  In the past three fiscal years, the Company has installed several high-speed chairlifts and gondolas across its resorts, including an eight-passenger gondola at Breckenridge with two mid-station features; an eight-passenger gondola at Beaver Creek; two four-passenger high-speed chairlifts at Vail Mountain; and a four-passenger high-speed chairlift at Heavenly.

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

The Company’s mission is to provide quality service at every level of the guest experience.  Prior to arrival, guests can receive personal assistance through the Company’s full-service, in-house travel center to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and air and ground travel.  On-mountain ambassadors engage guests and answer questions and all personnel, from lift operators to ski patrol, convey a guest-oriented culture.  The Company solicits guest feedback through a variety of surveys and results are utilized to ensure high levels of customer satisfaction to understand trends and develop future resort programs and amenities.

•	Season Pass Products

The Company offers a variety of season pass products for all of its ski resorts, marketed towards both out-of-state and international guests (“Destination”) and in-state and local guests (“In-State”).  The Company’s season pass products are available for purchase predominately during the period prior to the start of the ski season.  The Company’s season pass products provide a value option to its guests and in turn develops a loyal customer base that commit to ski at the Company’s resorts, ski multiple days each season at the Company’s resorts and return to purchase season pass products year after year.  In addition, the Company’s season pass products attract new guests to its resorts.  Growth in sales of season pass products is a key strategic factor for the Company and also creates strong synergies between its resorts.  In the 2008/2009 ski season the Company introduced a new pass product, (the “Epic Season Pass”) primarily marketed to its Destination guests (and also available to In-State guests) allowing pass holders unlimited and unrestricted access to all five ski resorts.  Season pass products provided approximately 34% of the Company’s total lift ticket revenue for the 2008/2009 ski season.

•	Premier Ski Schools

The Company’s resorts are home to some of the finest and most recognized ski and snowboard schools in the industry.  Through a combination of outstanding training and abundant work opportunities, the schools have become home to many of the most experienced and credentialed professionals in the business.  The Company complements its instructor staff with state-of-the-art facilities and extensive learning terrain, all with a keen attention to guest needs, including offering a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders.

•	On-Mountain Activities

The Company is a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests.  In addition to the Company’s exceptional ski experiences, guests can choose from a variety of non-ski related activities including snow tubing, snow shoeing, guided snowmobile and scenic cat tours, horse-drawn sleigh rides and a year-round zip line in addition to high altitude dining.  During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, alpine slide and zip-line rides, horseback riding and hiking.

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

•	Retail/rental

The Company, through SSI Venture, LLC (“SSV”), has over 150 retail/rental locations specializing in sporting goods including ski, snowboard, golf and cycling equipment.  In addition to providing a major retail/rental presence at each of the Company's ski resorts, the Company also has retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area and Salt Lake City.  Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer a prime venue for selling the Company’s season pass products.

•	Lodging and Real Estate Development

Quality lodging options are an integral part of providing a complete resort experience.  The Company’s 14 owned and managed hotels proximate to its five mountain resorts, including four RockResorts branded hotels, and a significant inventory of managed condominium rooms provide numerous accommodation options for the Company’s mountain resort guests.  The Company’s real estate development efforts provide the Company with the ability to add profitability to the Company while expanding the destination bed base and upgrading its resorts through the development of amenities such as luxury hotels, private clubs, spas, parking and commercial space for restaurants and retail shops.  The Company’s Lodging and Real Estate segments have and continue to invest in resort related assets as part of their initiatives which enhance the overall resort experience.  Examples include: the Arrabelle at Vail Square hotel (the “Arrabelle”), a RockResort property which opened in the 2007/2008 ski season; the major renovation of The Osprey at Beaver Creek (formerly the Inn at Beaver Creek), a RockResort property that opened in the 2008/2009 ski season; a new spa, guest rooms and renovated ballroom and meeting spaces at The Lodge at Vail for the 2008/2009 ski season;  the Crystal Peak Lodge in Breckenridge which opened for the 2008/2009 ski season; and the Vail Mountain and Arrabelle Clubs, private mountain clubs which opened for the 2008/2009 ski season.

•	Environmental Stewardship

As part of the Company’s long-standing commitment to responsible stewardship of its natural mountain settings, the Company has several initiatives in environmental sustainability which transcend throughout all of the Company’s operations.  During Fiscal 2009, the Company announced an “energy layoff” initiative aimed at reducing overall energy consumption by 10%, with a goal of a 5% reduction in the first year and a 5% reduction in the second year.  The Company reduced its energy consumption by 6.1% in Fiscal 2009, exceeding its first year goal.  In addition, the Company recently introduced a “paperless” initiative with plans to substantially eliminate the internal use of paper by the end of calendar year 2011.  In Fiscal 2009, the Company has also offset approximately 100% of its electrical usage by purchasing megawatt-hours of wind energy credits for its five mountain resorts, its lodging properties including RockResorts, its retail/rental locations and its corporate headquarters in Broomfield, Colorado.  The Company’s headquarters is LEED-certified and the Company’s planned Ever Vail project is expected to be the largest LEED-certified project for resort use in North America.  Additionally, the Company has partnered with the National Forest Foundation to raise funds for various conservation projects in the White River National Forest in Colorado and the National Forest of Tahoe Basin in California/Nevada where the Company operates its five mountain resorts.  As a result of these efforts, the Company was honored by Conde Nast Traveler as a leader in social responsibility in the travel industry as a winner of the magazine’s 2008 World Savers Awards in the category of environmental protection.

Accessibility from major metropolitan  areas --

The Company’s ski resorts are well located and easily accessible by both Destination and In-State guests.

•	Colorado resorts

The Colorado Front Range market, with a population of approximately 4.3 million, and growing faster than the national average, is within approximately 100 miles from each of the Company's Colorado resorts, with access via a major interstate highway.  Additionally, the Company's Colorado resorts are proximate to both Denver International Airport and Eagle County Airport.

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

Marketing and Sales

The Company promotes its resorts through extensive marketing and sales programs, which include direct marketing to a targeted audience, promotional programs, print media advertising in lifestyle and industry publications, loyalty programs that reward frequent guests and sales and marketing directed at attracting groups, corporate meetings and convention business.  Additionally, the Company markets directly to many of its guests through its websites and internet presence, including using social media outlets, which provides guests with information regarding each of the Company's resorts, including services and amenities, reservations information and virtual tours (nothing contained on the websites shall be deemed incorporated herein).  The Company also enters into strategic sponsorships with selected “name brand” companies to increase its market exposure and create opportunities for cross-marketing.

Seasonality

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April.  In an effort to partially counterbalance the concentration of revenue in the winter months, the Company offers non-ski season attractions such as sight-seeing, mountain biking, guided hiking, alpine slides and zip-line rides, children’s activities and other recreational activities such as golf (included in the operations of the Lodging segment).  These activities also help attract destination conference and group business to the Company's resorts.

Lodging Segment

The Company's Lodging segment includes the following operations:

•
RockResorts -- a luxury hotel management company with a current portfolio of eight properties, including four Company-owned and four managed third-party owned resort hotels with locations in Colorado, Wyoming, New Mexico and St. Lucia, West Indies as well as six properties currently under development that the Company will manage;

•
Six additional independently flagged Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge, Crystal Peak Lodge and Austria Haus Hotel and condominium management operations, all of which are in and around the Company's Colorado ski resorts;

•	GTLC -- a summer destination resort with three resort properties in the Grand Teton National Park and the Jackson Hole Golf & Tennis Club (“JHG&TC”) near Jackson, Wyoming;

•	CME -- a resort ground transportation company; and

•	Five Company-owned resort golf courses in Colorado and one in Wyoming.

The Lodging segment currently includes approximately 3,900 owned and managed hotel and condominium rooms.   The Company's resort hotels collectively offer a wide range of services to guests.

The Company's portfolio of owned or managed luxury resort hotels and other hotels and resorts currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
The Lodge at Vail	Vail, CO	Own	169*
The Arrabelle at Vail Square	Vail, CO	Own	88*
The Pines Lodge	Beaver Creek, CO	Own	68*
The Osprey at Beaver Creek	Beaver Creek, CO	Own	47*
La Posada de Santa Fe	Santa Fe, NM	Manage	157
Snake River Lodge & Spa	Teton Village, WY	Manage	153
Hotel Jerome	Aspen, CO	Manage	94
The Landings St. Lucia	St. Lucia, West Indies	Manage	71

Other Hotels and Resorts:
The Great Divide Lodge	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Inn at Keystone	Keystone, CO	Own	103
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	37
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	344
Mountain Thunder Lodge	Breckenridge, CO	Manage	100
Crystal Peak Lodge	Breckenridge, CO	Manage	26
Austria Haus Hotel	Vail, CO	Manage	25
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

The Company's lodging strategy seeks to complement and enhance its mountain resort operations through the ownership or management of lodging properties and condominiums in proximity to its mountain resorts and management of luxury resorts in premier destination locations.  Additionally, the Company continues to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s design, development and sales.

The Company’s lodging strategy, through RockResorts, is focused on the resort hotel niche within the luxury segment and competes for boutique full-service hotel management contracts with other hotel management companies, including Rosewood Hotels & Resorts, the KOR group and Auberge Resorts.

During Fiscal 2009, RockResorts announced the addition of two luxury properties, which are currently under development, to its managed hotel portfolio; Balcones Del Atlantico, a beachfront resort in the village of Las Terrenas on the Samana Peninsula of the Dominican Republic, and the Mansfield Inn at Stowe, a mountain resort property located in the mountain resort community of Stowe, Vermont.  Additionally, current properties under development as RockResorts managed resorts include: Tempo Miami, Miami, Florida; One Ski Hill Place, Breckenridge; Rum Cay Resort Marina, Bahamas and the Third Turtle Club & Spa, Turks & Caicos.

In November 2008, the Company acquired CME, which represents the first point of contact with many of the Company’s guests when they arrive by air to Colorado.  CME offers year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne) for ski and snowboard and other mountain resort experiences.  CME offers four primary types of services; including door-to-door shuttle business, point-to-point shuttle business with centralized drop-off at transportation hubs, private chartered vans and premier luxury charter vehicles.  The vehicle fleet consists of approximately 250 vans and luxury SUV’s, and transported approximately 300,000 resort guests over the past year.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy.  The service quality and level of accommodations of the RockResorts’ hotels place them in the luxury category, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood's Luxury Collection hotels.  The Company’s other hotels are categorized in the upper upscale and upscale segments of the hotel market.  The luxury and upper upscale segments consist of approximately 695,000 rooms at approximately 1,950 properties in the United States as of July 2009.  For Fiscal 2009, the Company's owned hotels, which includes a combination of certain RockResorts, as well as other hotels in proximity to the Company’s ski resorts, had an overall ADR of $183.59, a paid occupancy rate of 58.3% and revenue per available room (“RevPAR”) of $107.06, as compared to the upper upscale segment’s ADR of $149.49, a paid occupancy rate of 64.5% and RevPAR of $96.40. The Company believes that this comparison to the upper upscale category is appropriate as its mix of owned hotels include those in the luxury and upper upscale categories, as well as certain of its hotels that fall in the upscale category.  The highly seasonal nature of the Company's lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry.

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

•
Each RockResorts hotel provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another.  This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains.

•
Many of the hotels in the Company's portfolio provide a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa and fitness facilities, water sports and a number of other outdoor activities as well as highly acclaimed dining options.

•
Conference space with the latest technology is available at most of the Company's hotels.  In addition, guests at Keystone can use the Company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space.

•
The Company has a central reservations system that leverages off of its ski resort reservations system and has a brand new online planning and booking platform, offering guests a much more seamless and useful way to make reservations at the Company’s resorts.

•
The Company actively upgrades the quality of the accommodations and amenities available at its hotels through capital improvements.  Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts.  Recently completed projects include a full renovation of The Osprey at Beaver Creek (formerly known as the Inn at Beaver Creek), extensive upgrades to The Lodge at Vail including a fully renovated ballroom and meeting spaces, room upgrades and the addition of a 7,500 square foot spa and extensive room upgrades at GTLC’s historic Jackson Lake Lodge.

National Park Concession

The Company owns GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15 year concessionaire agreement (that expires December 31, 2021) with the National Park Service (“NPS”).  GTLC also owns JHG&TC, which is located outside of the Grand Teton National Park near Jackson, Wyoming.  GTLC's operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 391 areas within the National Park System covering approximately 85 million acres across the United States and its territories.  Of the 391 areas, 58 are classified as National Parks.  While there are more than 500 NPS concessionaires, ranging from small privately-held businesses to large corporate conglomerates, the Company primarily competes with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements.  The NPS uses “recreation visits” to measure visitation within the National Park System.  In calendar 2008, areas designated as National Parks received approximately 61.2 million recreation visits.  The Grand Teton National Park, which spans approximately 310,000 acres, had 2.5 million recreation visits during calendar 2008, or approximately 4% of total National Park recreation visits.  Four concessionaires provide accommodations within the Grand Teton National Park, including GTLC.  GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 361 campsites and a 112-space RV park.  GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments.  GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours.  As a result of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Grand Teton National Park operate near full capacity during their operating season.

Marketing and Sales

The Company promotes its luxury and resort hotels and seeks to maximize lodging revenue by using its marketing network established at the Company's ski resorts.  This network includes local, national and international travel relationships which provide the Company's central reservation systems with a significant volume of transient guests.  The Company also promotes a comprehensive vacation experience through various package offerings and promotions (combining lodging, lift tickets, transportation and dining).  Additionally, the individual hotels and the Company have active sales forces to generate conference and group business.

Seasonality

The Company's lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations).  In recent years, the Company has grown its business by promoting its extensive conference facilities and offering more off-season activities to help offset the seasonality of the Company's lodging business.  The Company owns and operates six golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort.  JHG&TC was ranked the fourth best course in Wyoming for 2009 by Golf Digest, the Tom Fazio course was ranked the fourth best course in Colorado in the State by State ranking for 2009 by Golfweek and ranked the fourteenth best course in Colorado for 2009 by Golf Digest, and the Greg Norman course was ranked the eighth best course in Colorado in the State by State ranking for 2009 by Golfweek and ranked the tenth best course in Colorado for 2009 by Golf Digest.  Red Sky Ranch was ranked one of America’s Top 100 Golf Communities in 2009 by Travel & Leisure Golf.

Real Estate Segment

The Company has extensive holdings of real property at its resorts throughout Summit and Eagle Counties in Colorado.  The Company's real estate operations, through Vail Resorts Development Company (“VRDC”), a wholly owned subsidiary of the Company, include the planning, oversight, infrastructure improvement, development, marketing and sale of the Company's real property holdings.  In addition to the cash flow generated from real estate development sales, these development activities benefit the Company's Mountain and Lodging segments through (i) the creation of additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) which provide the Company with the opportunity to create new sources of recurring revenue, enhance the guest experience at the resort and expand the destination bed base; (ii) the ability to control the architectural themes of the Company's resorts; and (iii) the expansion of the Company's property management and commercial leasing operations.  Additionally, in order to facilitate the sale of real estate development projects, these projects have included the construction of resort assets benefiting the development, such as chairlifts, gondolas, ski trails or golf courses.  While these improvements enhance the value of the real estate held for sale (for example, by providing ski-in/ski-out accessibility), they also benefit the Mountain and Lodging segments’ operations.

In recent years the Company has primarily focused on projects that involve significant vertical development.  In addition to recently completed projects including the Arrabelle, Vail’s Front Door and Crystal Peak Lodge at Breckenridge, the Company has two vertical development projects currently under construction: One Ski Hill Place at Breckenridge and The Ritz-Carlton Residences, Vail.  The Company attempts to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling all or a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects.  In some instances as warranted by the Company’s business model, VRDC occasionally attempts to minimize the Company's exposure to development risks and maximize the long-term value of the Company's real property holdings by selling improved and entitled land to third-party developers while often retaining the right to approve the development plans, as well as an interest in the developer's profit.  The Company also typically retains the option to purchase, at cost, any retail/commercial space created in a development.

VRDC's principal activities include (i) the vertical development of certain residential mixed-use projects that consist of both the sales of real estate units to third parties and the construction of resort depreciable assets such as hotels, restaurants, spas, private clubs, commercial space, skier service facilities, parking structures and other amenities that the Company will own and operate and that will benefit the Company’s Mountain and Lodging segments; (ii) the sale of single-family homesites to individual purchasers; (iii) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, single family home, lodge and mixed use developments; (iv) the zoning, planning and marketing of resort communities; (v) arranging for the construction of the necessary roads, utilities and resort infrastructure for new resort communities; and (vi) the purchase of selected strategic land parcels for future development.

VRDC’s current construction activities include the following major projects:

•
One Ski Hill Place at Breckenridge -- This development consists of 88 ski-in/ski-out residences and certain amenities which include a slopeside skiers' plaza, a skier restaurant, après-ski bar, owner's ski lounge, parking garage, conference space and retail space, all of which are located at the base of Peak 8 and will connect to the Town of Breckenridge via the BreckConnect gondola.  This development will be branded a RockResorts property upon completion.

•
The Ritz-Carlton Residences, Vail -- Located in the western part of Vail, this project consists of 71 whole ownership luxury residences and 45 Ritz-Carlton Club fractional ownership units.  This development will offer exclusive amenities, including a great room with bar, fitness facility and a heated parking garage with valet service.

Additionally, VRDC continues to plan for numerous projects at all five of its mountain resorts, including the Ever Vail project in Vail.

Employees

The Company, through certain operating subsidiaries, currently employs approximately 3,500 year-round employees and during the height of its operating season employs approximately 10,600 seasonal employees.  In addition, the Company manages approximately 700 year-round and 160 seasonal employees on behalf of the owners of the managed hotel properties.   None of the Company's employees are unionized.  The Company considers employee relations to be good.

Regulation and Legislation

Federal Regulation

The 1986 Ski Area Permit Act (the “1986 Act”) allows the USDA Forest Service (the “Forest Service”) to grant Term Special Use Permits (each, an “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands.  In addition, the 1986 Act requires a Master Development Plan for each ski area that is granted an SUP.   Each of the Company’s five ski resorts operates under an SUP.

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

National Environmental Policy Act; California Environmental Quality Act

NEPA requires an assessment of the environmental impacts of “major” proposed actions of the Company on National Forest land, such as expansion of a ski area, installation of new lifts or snowmaking facilities, or construction of new trails or buildings.  The Company must comply with NEPA when seeking Forest Service approval of such improvements. The Forest Service is responsible for preparing and compiling the required environmental studies, usually through third-party consultants.  NEPA allows for different types of environmental studies, depending on the scope and size of the expected impact of the proposed project.  An Environmental Assessment (“EA”) is typically used for projects where the environmental impact is expected to be limited.  For projects with more significant expected impacts, an Environmental Impact Statement (“EIS”) is more commonly required.  An EIS is more detailed and broader in scope than an EA.  The Forest Service usually takes more time to compile, review and issue an EIS.  Consequently, projects that require an EIS typically take longer to approve.

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

In limited cases, projects can be subject to a Categorical Exclusion, which allows approval by the Forest Service without preparation of an environmental study required by NEPA.  The Forest Service has a list of available Categorical Exclusions, which typically are only available for projects that are not expected to have an environmental impact, such as certain utilities installed in an existing, previously disturbed corridor.

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

Keystone Regulatory Matters

In November 2007, the Forest Service approved the extension and replacement of the River Run Gondola, as contemplated by the Keystone Ski Area Master Development Plan.  This approval did not require extensive review under NEPA as it qualified for a Categorical Exclusion.  The new gondola was installed during summer 2008 and was operational for the 2008/2009 ski season.

The Company has submitted an updated Keystone Ski Area Master Development Plan which includes, among other things, ski area expansion, construction of new lifts, trails and snowmaking systems, and construction or redevelopment of skier buildings and other facilities.  The Company anticipates acceptance of the updated Master Development Plan by the Forest Service prior to the beginning of the 2009/2010 ski season.

Vail Regulatory Matters

In September 2007, the updated Vail Master Development Plan was accepted by the Forest Service.  The Vail Master Development Plan includes, among other things, additional snowmaking on Vail Mountain, additional lifts, and a race facility expansion at Vail's Golden Peak.  In October 2007, the Company submitted to the Forest Service its first proposal under the updated Master Development Plan to install a new chair lift in Vail's Sundown Bowl and to upgrade the existing chair 5 to a high-speed, detachable quad chair lift.  NEPA requires that an EIS be prepared in connection with the approval of this proposal.  Due to proposed project changes, the Forest Service is preparing a supplement to the EIS, which the Company anticipates will be issued in September 2009, with the final EIS and approval of the projects anticipated by November 2009.

In March 2006, the Forest Service approved a proposal to construct a chairlift to service existing and potential future residential and commercial development in the proposed Ever Vail area.  However, since receiving approval, the Company has modified the plans for the chairlift and has requested approval from the Forest Service of the modified plans.  The Company anticipates approval by May 2010.

Beaver Creek Regulatory Matters

The Company is in the final stages of updating the Beaver Creek Master Development Plan to include, among other things, certain chairlift and snowmaking upgrades and adjustments to visitor capacity parameters in light of prior lift and trail upgrades contemplated in the Master Development Plan.  The Company intends to submit the updated Master Development Plan to the Forest Service in December 2009.

Heavenly Regulatory Matters

During summer 2007, an amendment to the Heavenly Master Plan (the “Master Plan Amendment”) to include new and upgraded trails, lifts, snowmaking, lodges and other facilities was accepted by the Forest Service and approved by the Tahoe Regional Planning Agency (“TRPA”) and the underlying units of local government with jurisdiction.  Portions of the Master Plan Amendment applying to the California side of the resort were subject to the approval of TRPA and El Dorado County, which required compliance with CEQA.  The Master Plan Amendment was approved by TRPA and El Dorado County after completion of a joint TRPA/Forest Service EIS/Environmental Impact Report to comply with both CEQA and NEPA.  Approval of the Master Plan Amendment included approval by the Forest Service and TRPA of the Phase I projects contemplated in the Master Plan Amendment.  The Company has begun planning for the implementation of the next phase of projects contemplated in the Master Plan Amendment, which will require compliance with NEPA, CEQA and TRPA regulations and other local laws.

The Company has been conducting ongoing monitoring of groundwater contamination levels using three existing monitoring wells and a seasonal, downstream seep as required by the State of California Regional Water Quality Control Board, Lahontan Region (“Lahontan”), and the El Dorado County Department of Environmental Management.  This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998 by the prior owner/operator of Heavenly.  All cleanup work has been completed in accordance with the approved work plan. The Company has filed its final monitoring report and closure request and is waiting for a decision from Lahontan.

In July 2003, Heavenly received updated waste discharge requirements ("WDRs") relating to storm runoff on the California portions of the resort.  WDRs are normally valid for ten years.  The approved WDRs will permit Heavenly to continue year round operations and to continue with implementation of the approved Master Plan Amendment.  The WDRs required the retrofit of certain existing facilities within California.  All of the required work has been completed.

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

Snowmaking

To provide a level of predictability in dates of operation of its ski areas, the Company relies on snowmaking.  Snowmaking requires a significant volume of water, which is viewed as a non-consumptive use – approximately 80% of the water is returned to the watershed at spring runoff.

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

Risks Related to Our Business

We are subject to the risk of a prolonged economic downturn including continued adverse affects on the overall travel and leisure related industries.  The economic recession that has affected the U.S. and global economies, the tightened credit markets and eroded consumer confidence had a negative impact on overall trends in the travel and leisure industries and on our results of operations for Fiscal 2009.  As a result of the economic downturn we experienced, among other items: a decrease in overall visitation at our resorts, primarily as a result of decreased visitation from Destination guests; a significant decrease in overall guest spending on ancillary services including ski school, dining and retail/rental; and a change in booking trends such that guest reservations were made much closer to the actual date of stay.  We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The actual or perceived fear of the extent of the recession could also lead to continued decreased spending by our guests.  Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and is adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry.  In the event of a further decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically.

Leisure and business travel are particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military conflicts, outbreaks of contagious diseases and the cost and availability of travel options.  Our business is sensitive to the willingness of our guests to travel.  Acts of terrorism, the spread of contagious diseases, regional political events and developments in military conflicts in areas of the world from which we draw our guests could depress the public’s propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our resorts and have an adverse affect on our results of operations.  Many of our guests travel by air and the impact of higher prices for commercial airline services and availability of air services could cause a decrease in visitation by Destination guests to our resorts.  Also, many of our guests travel by vehicle and higher gasoline prices could adversely impact our guests’ willingness to travel to our resorts.  Higher cost of travel may also affect the amount that guests are willing to spend at our resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental.

Our business is highly seasonal.  Our mountain and lodging operations are highly seasonal in nature.  In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and our golf courses occur during the summer months while the winter season generally results in operating losses.  Revenue and profits generated by GTLC's summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations.  For Fiscal 2009, 79% of total combined Mountain and Lodging segment net revenue was earned during our fiscal second and third quarters.  In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our ski resorts. If we were to experience an adverse event or realized a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business.   Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

We are vulnerable to the risk of unfavorable weather conditions and the impact of natural disasters.  The ability to attract visitors to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season.  Unfavorable weather conditions can adversely affect skier visits and our revenue and profits.  Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment.  In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking.  Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to our mountain resorts.  In the past 20 years, our ski resorts have averaged between 20 and 30 feet of annual snowfall which is significantly in excess of the average for United States ski resorts.  However, there is no assurance that our resorts will receive seasonal snowfalls near the historical average in the future.  Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season.  Unfavorable weather conditions can adversely affect our resorts and lodging properties as vacationers tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season.  There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

A severe natural disaster, such as a forest fire, may interrupt our operations, damage our properties and reduce the number of guests who visit our resorts in affected areas.  Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair.  Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period.  The ability to attract visitors to our resorts is also influenced by the aesthetics and natural beauty of the outdoor environment where our resorts are located.  A severe forest fire or other severe impacts from naturally occurring events could negatively impact the natural beauty of our resorts and have a long-term negative impact on our overall guest visitation as it would take several years for the environment to recover.

We face significant competition.  The ski resort and lodging industries are highly competitive.  The number of people who ski in the United States (as measured in skier visits) has generally ranged between 52 million and 61 million annually over the last decade, with approximately 57.4 million visits for the 2008/2009 ski season.  The factors that we believe are important to customers include:

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

We have many competitors for our ski vacationers, including other major resorts in Colorado, the Lake Tahoe area and other major destination ski areas worldwide.  Our guests can choose from any of these alternatives, as well as non-skiing vacation destinations around the world.  In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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

The high fixed cost structure of ski resort operations can result in significantly lower margins if revenues decline. The cost structure of ski resort operations is primarily fixed, with variable expenses including, but not limited to, Forest Service fees, other resort related fees, credit card fees, retail/rental operations, ski school labor and dining operations.  Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein could adversely affect revenue.  As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our high fixed cost structure.  In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses included in our fixed cost structure may also reduce our margin, profits and cash flows.

Our future real estate development projects might not be successful.  We have significant development plans for our properties and/or operations.  We could experience significant difficulties in initiating or completing these projects, due to among other things:

•	sustained deterioration in real estate markets;

•	escalation in construction costs due to price increases in commodities, unforeseen conditions, inadequate design or drawings, or other causes;

•	difficulty in selling units or the ability of buyers to obtain necessary funds to close on units;

•	work stoppages;

•	weather interferences;

•	shortages in obtaining materials;

•	difficulty in financing real estate development projects;

•	difficulty in receiving the necessary regulatory approvals;

•	difficulty in obtaining qualified contractors or subcontractors; and

•	unanticipated incremental remediation costs related to design and construction issues.

Our real estate development projects are designed to make our resorts attractive to our guests and to maintain competitiveness.  If these projects are not successful, in addition to not realizing intended profits from the real estate developments, our guests may choose to go to other resorts that they perceive have better amenities and our results of operations could be materially adversely affected.

There are significant risks associated with our current real estate projects under development, which could adversely affect our financial condition, results of operations or anticipated cash flows from these projects.  We currently have two real estate projects under development, One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail.  We have increased risk associated with selling and closing units for these projects as a result of the instability in the capital and credit markets and a slowdown in the overall real estate market.  For instance, we may have difficulty selling units due to a reduction in demand or oversupply and, as a result we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate.  Furthermore, given the current economic climate, certain buyers may be unable to close on their units due to a reduction in funds available to buyers and/or decreases in mortgage availability, or certain buyers who have entered into purchase and sales contracts with us may attempt to challenge the legality of the contracts in an effort to invalidate their purchase commitment and obtain a refund of their deposit.  We are currently self funding the development for these two projects and estimate to incur between $190 million and $210 million in cash expenditures subsequent to July 31, 2009 to complete these projects which will cause a decline in future cash being generated from operating activities, potentially requiring us to borrow under the revolver component of our senior credit facility (the “Credit Facility”) from time to time, which  would increase our leverage until we close and receive proceeds from the sale of units from these projects.  As such, due to the overall macro-economic environment, the ensuing deterioration in real estate markets and the tightening of credit markets, among other factors, there is no assurance that units will be sold and/or closed upon completion of these projects which could increase our leverage, including related interest costs, for a prolonged period of time which could have an adverse effect on our results of operations.

We may not be able to fund resort capital expenditures and investment in real estate.   In addition to the self funding of real estate under development, we currently anticipate resort capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $50 million to $60 million for calendar year 2009.  Our ability to fund these investments will depend on our ability to generate sufficient cash flow from operations, obtain pre-sale deposits and/or to borrow from third parties.  We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such development costs, or that we will be able to obtain sufficient financing on adequate terms, or at all.  Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause us to delay or abandon certain development projects and/or plans.

We rely on government permits.  Our resort operations require permits and approvals from certain Federal, state, and local authorities, including the Forest Service and U.S. Army Corps of Engineers.  Virtually all of our ski trails and related activities at Vail Mountain, Breckenridge, Keystone and Heavenly and a majority of Beaver Creek are located on Federal land.  The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas.  Currently, our permits expire December 31, 2029 for Breckenridge, October 31, 2031 for Vail Mountain, December 31, 2032 for Keystone, December 31, 2038 for Beaver Creek and May 1, 2042 for Heavenly. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest.  A termination or amendment of any of our permits could have a materially adverse affect on our business and operations.

In order to undertake improvements and new development, we must apply for permits and other approvals.  These efforts, if unsuccessful, could impact our expansion efforts.  Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these Federal lands.

We are subject to extensive environmental laws and regulations in the ordinary course of business.  Our operations are subject to a variety of Federal, state and local environmental laws and regulations including those relating to emissions to the air, discharges to water, storage, treatment and disposal of wastes, land use, remediation of contaminated sites and protection of natural resources such as wetlands. For example, future expansions of certain of our ski facilities must comply with applicable forest plans approved under the National Forest Management Act or local zoning requirements.  In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA and, for California projects at Heavenly, the CEQA. Both acts require that the Forest Service study any proposal for potential environmental impacts and include in its analysis various alternatives.  Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.  Our facilities are subject to risks associated with mold and other indoor building contaminants.  From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements.  We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

Failure to maintain the integrity of guest data could result in damages of reputation and/or subject us to costs, fines or lawsuits.  We collect personally identifiable information relating to our guests for various business purposes, including marketing and promotional purposes.  The integrity and privacy of our guest’s information is important to us and our guests have a high expectation that we will adequately protect their personal information.  The regulatory environment governing privacy laws is increasingly demanding and privacy laws continue to evolve and on occasion may be inconsistent from one jurisdiction to another.  Maintaining compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.  Furthermore, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us), breach of security on systems storing our guest data, a loss of guest data or fraudulent use of guest data could adversely impact our reputation or result in fines or other damages and litigation.

We are subject to litigation in the ordinary course of business.  We are, from time to time, subject to various asserted or unasserted legal proceedings and claims.  Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.  While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations.  For a more detailed discussion of our legal proceedings see Legal Proceedings under Item 3 and Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.  Our trademarks are an important component of our business and the continued success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. The unauthorized use of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.  Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  Additionally, negative public image or other adverse events which become associated with one of our brands could adversely affect our revenue and profitability.

We depend on a seasonal workforce.  Our mountain and lodging operations are highly dependent on a large seasonal workforce.  We recruit year-round to fill thousands of seasonal staffing needs each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place.  We cannot guarantee that material increases in the cost of securing our seasonal workforce will not be necessary in the future.  Furthermore, we cannot guarantee that we will be able to recruit and hire adequate seasonal personnel as the business requires.  Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

If we do not retain our key personnel, our business may suffer.  The success of our business is heavily dependent on the leadership of key management personnel, including our Chief Executive Officer, Chief Financial Officer, Co- Presidents of our Mountain Division, President of VRDC, General Counsel and each of our Senior Vice Presidents.  If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed.  We do not maintain “key-man” life insurance on any of our employees.

Our future acquisitions might not be successful.  Historically, we have acquired certain ski resorts, other destination resorts, hotel properties and businesses complementary to our own, as well as developable land in proximity to our resorts.  We cannot make assurances that we will be able to successfully integrate and manage acquired properties and businesses and increase our profits from these operations.  We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be significant.  We could face various risks from additional acquisitions, including:

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

We may be required to write-off a portion of our goodwill and/or indefinite lived intangible asset balances as a result of a more prolonged and severe economic recession.  Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to test goodwill for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite lived intangible assets below book value.  We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions.  We evaluate the recoverability of indefinite lived intangible assets using the income approach based upon estimated future revenue streams (see Critical Accounting Policies in Item 7 of this Form 10-K).  If a more severe prolonged economic downturn were to occur it could cause less than expected growth and/or reduction in terminal values of our reporting units and could result in a goodwill and/or indefinite lived intangible asset impairment charge attributable to certain goodwill and/or indefinite lived intangible assets, negatively impacting our results of operations and stockholders’ equity.

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

Stock markets in the United States have and often experience extreme price and volume fluctuations.  Market fluctuations, as well as general political and economic conditions such as acts of terrorism, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.  Our level of indebtedness could have important consequences even though principal payments on the vast majority of our long-term debt are not due until fiscal 2014 and beyond.  For example, it could:

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

We may be able to incur substantial additional indebtedness in the future.  The terms of our Indenture
(as defined below) do not fully prohibit us from doing so.  Our Credit Facility permits additional borrowings of up to $304.7 million as of July 31, 2009.  If new debt is added to our current debt levels, the related risks that we face could intensify.

There are restrictions imposed by the terms of our indebtedness.  The operating and financial restrictions and covenants in our Credit Facility and the Indenture, dated as of January 29, 2004 among us, the guarantors therein and the Bank of New York Mellon Trust Company, N.A., as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”) may adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our long-term best interests.  For example, the Indenture and the Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our Credit Facility is scheduled to mature in 2012 and our 6.75% Notes are due in 2014.  Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all.  We currently have no borrowings under our Credit Facility, which is scheduled to mature in 2012; however, a sustained economic recession and its potential impact on our cash flows from operating activities, combined with our plan to self-fund our current real estate under development could require us to borrow significant funds under the revolver component of our Credit Facility. In addition to our Credit Facility, we have outstanding $390.0 million of 6.75% Notes due in 2014.  The credit markets are volatile and may pose challenges and have an adverse effect on our ability to re-finance or obtain new financing on terms that are acceptable to us.  There is no assurance that we will be able to obtain new financing or financing on acceptable terms.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table sets forth the principal properties owned or leased by the Company for use in its operations:

Location	Ownership	Use
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential spaces
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Breckenridge Mountain Lodge	Owned	Lodging
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain Resort, CA & NV (7,050 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Vail Mountain, CO (12,226 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Village at Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
SSV Properties	69.3% Owned	Over 150 retail stores (of which 71 stores are currently held under lease) for recreational products including rental

The Forest Service SUPs are encumbered under certain debt instruments of the Company.  Many of the Company's properties are used across all segments in complementary and interdependent ways.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate and other business operations.  Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material, individually and in the aggregate, adverse impact on the financial position, results of operations and cash flows of the Company.

The Canyons Ski Resort Litigation

During the fourth quarter of the year ended July 31, 2007 (“Fiscal 2007”), the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment, which was heard on March 21, 2009 and denied.  The matter has been set for trial commencing July 19, 2010.  The Company is unable to predict the ultimate outcome of the above described actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the New York Stock Exchange under the symbol “MTN”.  As of September 18, 2009, 36,174,979 shares of common stock were outstanding, held by approximately 392 holders of record.

The declaration of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs, restrictions under debt instruments and on other factors deemed relevant by the Board of Directors at that time.  It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business.

The following table sets forth, for Fiscal 2009 and the year ended July 31, 2008 (“Fiscal 2008”), and quarters indicated (ended October 31, January 31, April 30, and July 31) the range of high and low per share sales prices of the Company’s common stock as reported on the New York Stock Exchange Composite Tape.

	Vail Resorts
	Common Stock
	High	Low
Year Ended July 31, 2009
1st Quarter	$52.00	$21.67
2nd Quarter	33.43	14.79
3rd Quarter	30.42	14.76
4th Quarter	31.10	23.71

Year Ended July 31, 2008
1st Quarter	$66.25	$48.41
2nd Quarter	60.15	40.94
3rd Quarter	51.65	39.32
4th Quarter	51.38	30.03

Repurchase of Equity Securities

The following table summarizes the purchase of the Company’s equity securities during the fourth quarter of Fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2009 – May 31, 2009	--	$--	--	2,399,765
June 1, 2009 – June 30, 2009	278,300	26.93	278,300	2,121,465
July 1, 2009 – July 31, 2009	--	--	--	2,121,465
Total	278,300	$26.93	278,300

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

Performance Graph

The total return graph is presented for the period from the end of the Company’s 2004 fiscal year through the end of Fiscal 2009.  The comparison assumes that $100 was invested at the beginning of the period in the common stock of the Company (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index.  The Company included the Dow Jones U.S. Travel and Leisure Index as the Company believes it competes in the travel and leisure industry.

The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act of 1934, unless it specifically incorporates the performance graph by reference therein.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data of the Company derived from the Company's Consolidated Financial Statements for the periods indicated.  The financial data for Fiscal 2009, Fiscal 2008 and Fiscal 2007 and as of July 31, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.  The table presented below is unaudited.  The data presented below are in thousands, except for diluted net income per share, effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2009(1)	2008(1)	2007(1)	2006(1)	2005 (1)
Statement of Operations Data:
Revenue:
Mountain	$614,597	$685,533	$665,377	$620,441	$540,855
Lodging	176,241	170,057	162,451	155,807	196,351
Real estate	186,150	296,566	112,708	62,604	72,781
Total net revenue	976,988	1,152,156	940,536	838,852	809,987
Segment operating expense:
Mountain	451,025	470,362	462,708	443,116	391,889
Lodging	169,482	159,832	144,252	142,693	177,469
Real estate	142,070	251,338	115,190	56,676	58,254
Total segment operating expense	762,577	881,532	722,150	642,485	627,612
Depreciation and amortization	(107,213)	(93,794)	(87,664)	(86,098)	(89,968)
Gain on sale of real property	--	709	--	--	--
Mountain equity investment income, net	817	5,390	5,059	3,876	2,303
Lodging equity investment loss, net	--	--	--	--	(2,679)
Real estate equity investment income, net	--	--	--	791	(102)
Investment income, net	1,793	8,285	12,403	7,995	2,066
Interest expense, net	(27,548)	(30,667)	(32,625)	(36,478)	(40,298)
Contract dispute credit (charges), net	--	11,920	(4,642)	(3,282)	--
Income before provision for income taxes	79,594	166,013	100,651	75,010	37,623
Net income	$48,950	$102,927	$61,397	$45,756	$23,138
Diluted net income per share	$1.33	$2.64	$1.56	$1.19	$0.64

Other Data:
Mountain
Skier visits(2)	5,864	6,195	6,219	6,288	5,940
ETP (3)	$47.16	$48.74	$46.15	$41.83	$39.30
Lodging
ADR(4)	$225.12	$230.17	$216.83	$202.27	$196.26
RevPAR(5)	$93.10	$106.43	$99.58	$92.41	$90.98
Real Estate
Real estate held for sale and investment(6)	$311,485	$249,305	$357,586	$259,384	$154,874
Other Balance Sheet Data
Cash and cash equivalents(7)	$69,298	$162,345	$230,819	$191,794	$136,580
Total assets	$1,884,480	$1,925,954	$1,909,123	$1,687,643	$1,525,921
Long-term debt (including long-term debt due within one year)	$491,960	$556,705	$594,110	$531,228	$521,710
Net debt(8)	$422,662	$394,360	$363,291	$339,434	$385,130
Stockholders' equity	$765,295	$728,756	$714,039	$642,777	$540,529

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
The Company has made several acquisitions and dispositions which impact comparability between years during the past five years.  The more significant of those include the acquisitions of: Colorado Mountain Express (“CME”) (acquired in November 2008), 18 retail/rental locations (acquired by SSV in June 2007), two licensed Starbucks stores (acquired in June 2007) and six retail locations (acquired by SSV in August 2006).  Additionally, the Company sold its majority interest in RTP, LLC (“RTP”) (sold in April 2007), Snake River Lodge & Spa (“SRL&S”) (sold in January 2006), The Lodge at Rancho Mirage (“Rancho Mirage”) (sold in July 2005), Vail Marriott (sold in June 2005) and its minority interest in Ritz-Carlton, Bachelor Gulch (“BG Resort”) (sold in December 2004). Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”).  See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for the impact to the Consolidated Statements of Operations as a result of the adoption of SFAS 123R.

(2)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.
(3)	ETP is calculated by dividing lift ticket revenue by total skier visits during the respective periods.
(4)	ADR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of occupied rooms during the respective periods.
(5)	RevPAR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of rooms that are available to guests during the respective periods.
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

Management’s Discussion and Analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company’s financial performance and available capital resources.  Reported EBITDA and Net Debt are not measures of financial performance or liquidity under GAAP.  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Overview

The Company's operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  Resort is the combination of the Mountain and Lodging segments.  Revenue from the Mountain, Lodging and Real Estate segments represented 63%, 18% and 19%, respectively, of the Company’s net revenue for Fiscal 2009.

Mountain Segment

The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations.  The Company's five ski resorts were open for business for the 2008/2009 ski season from mid-November through mid-April, which is the peak operating season for the Mountain segment.  The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 45%, 44% and 43% of Mountain segment net revenue for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  (i) Destination guests and (ii) In-State guests.  For the 2008/2009 ski season, Destination guests comprised approximately 57% of the Company's skier visits, while In-State guests comprised approximately 43% of the Company's skier visits, which compares to approximately 63% and 37%, respectively, for the 2007/2008 ski season and 64% and 36%, respectively, for the 2006/2007 ski season.

Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around the Company’s resorts.  Destination guest visitation is less likely to be impacted by changes in the weather due to the advance planning generally required for vacation trips, but can be more impacted by adverse economic conditions or the global geopolitical climate.  In-State guests tend to be more value-oriented and weather sensitive.  Prior to the 2008/2009 ski season, the Company primarily marketed season passes to In-State guests in an effort to offer a value option in turn for a commitment predominately prior to the beginning of the ski season by In-State guests to ski at the Company’s resorts.  This in turn has developed a loyal customer base that generally skis multiple days each season at the Company’s resorts and provides a more stabilized stream of lift revenue to the Company.  Given the success of In-State pass products, the Company introduced a new season pass product (the “Epic Season Pass”) for the 2008/2009 ski season, marketed to its Destination guests (and also marketed to In-State guests) allowing pass holders unlimited and unrestricted access to all five of its ski resorts during the entire ski season.  All of the Company’s season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season.  For the 2008/2009, 2007/2008 and 2006/2007 ski season approximately 34%, 26% and 25%, respectively, of total lift revenue recognized was comprised of season pass revenue.

The cost structure of ski resort operations is primarily fixed, with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of goods sold and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

Lodging Segment

Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, including several proximate to the Company's ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; (iii) Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a resort ground transportation company acquired in November 2008; and (v) golf courses.

Lodging properties (including managed condominium rooms) at or around the Company’s ski resorts, and CME, are closely aligned with the performance of the Mountain segment, particularly with respect to visitation by Destination guests and represented approximately 68%, 63% and 61% of Lodging segment revenue for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.  Revenue of the Lodging segment during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from the Company's other owned and managed properties as well as CME.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around the Company's resort communities and primarily engages in the vertical development of projects, as well as, occasionally the sale of land to third-party developers which often includes a contingent revenue structure based on the ultimate sale of the developed units.  Revenue from vertical development projects is not recognized until closing of individual units within a project which occurs after substantial completion of the project.  Contingent future profits from land sales, if any, are recognized only when received.  The Company attempts to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects.  The Company's real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments.  The Company’s revenue from the Real Estate segment, and associated expense, fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K.  The Company's management has identified the following important factors (as well as uncertainties associated with such factors) that could impact the Company's future financial performance:

•
The economic recession that has affected the U.S. and global economies, the tightened credit markets and eroded consumer confidence had a negative impact on overall trends in the travel and leisure industries and on the Company’s results of operations for Fiscal 2009.  In this environment, the Company experienced a 5.3% decrease in overall skier visitation for the 2008/2009 ski season and a 4.5 percentage point decrease in occupancy at the Company’s owned hotels and managed condominium properties (all proximate to the Company’s ski resorts) for Fiscal 2009.  Additionally, the Company experienced, a decrease in overall guest spending on ancillary services, including ski school, dining and retail/rental.  Furthermore, the Company experienced a change in booking trends such that guest reservations were made much closer to the actual date of stay.  The Company cannot predict the extent to which these negative trends will continue, worsen or improve or the timing and nature of any changes to the macroeconomic environment, including the impact it may have on the Company’s future results of operations, in particular on the 2009/2010 ski season.

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation.  To mitigate this impact, the Company focuses efforts on the sale of season passes prior to the beginning of the season to In-State guests and Destination guests.  Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.  During the past two ski seasons, early season snowfall has been significantly lower than average, which the Company believes had a negative impact on early season visitation.

•
The Company’s season pass products provide a value option to its guests which in turn provides a guest commitment predominately prior to the start of the ski season resulting in a more stabilized stream of lift revenue for the Company.  The Company introduced the Epic Season Pass for the 2008/2009 ski season, which largely contributed to season pass revenue as a percentage of total lift revenue increasing from 26% for the 2007/2008 ski season to 34% for the 2008/2009 ski season.  In March 2009, the Company began its pass sales campaign for the 2009/2010 ski season, including the Epic Season Pass, and as of July 31, 2009 season pass sales have increased $10.0 million, or 32.2%, compared to season pass sales as of July 31, 2008 for the 2008/2009 ski season.  The Company cannot predict if this trend will continue through the fall 2009 pass sales campaign or the impact that season pass sales may have on total lift revenue or ETP for the 2009/2010 ski season.

•
The Company has historically implemented annual price increases.  However, the Company held prices flat for most multi-day lift ticket and certain other products and services for the 2008/2009 ski season.  Prices for the 2009/2010 ski season have not yet been finalized; and as such there are no assurances as to the level of price increases, if any, which will occur or the impact that pricing may have on visitation or revenue.

•
The Company operates its ski areas under various Forest Service permits, and many of the Company's operations require permits and approval from governmental authorities; therefore many of the Company’s on-mountain capital improvements must go through an approval process.  Changes or impacts to the applicable regulatory environment may have detrimental effects on the Company.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. The Company has two real estate projects currently under development which are scheduled to be completed in the spring/summer of 2010 (One Ski Hill Place in Breckenridge) and the fall of 2010 (The Ritz-Carlton Residences, Vail) and has entered into definitive sales contracts with a value of approximately $324.3 million, which represents approximately 68% of the total current estimated sales value for these two projects.  The Company has increased risk associated with selling and closing real estate as a result of the continued instability in the capital and credit markets and slowdown in the overall real estate market.  In April 2009, in response to current market conditions, the Company announced a reduction of approximately 20% to the listed selling prices of its Ritz-Carlton Residences, Vail, as well as price reductions of approximately 15% for purchasers currently under contract.  The Company cannot predict the ultimate number of units that it will sell, the ultimate price it will receive, or when the units will sell.  Additionally, if a more severe prolonged economic downturn were to occur the Company may have to further adjust its selling prices in an effort to sell and close on units currently under development, although it currently has no plans to do so.

•
The Company had $69.3 million in cash and cash equivalents as of July 31, 2009 as well as $304.7 million available under the revolver component of its Credit Facility. The Company’s plan to continue to self-fund its current real estate projects under construction (the Company estimates to incur between $190 million and $210 million in cash expenditures subsequent to July 31, 2009) combined with historically low operating cash flows during the Company’s first fiscal quarter will likely require the Company to borrow under the revolver component of its Credit Facility from time to time beginning in the first quarter of fiscal 2010.  The Company currently believes it has adequate capacity under its revolver to address potential borrowing needs, even in the event of a more sustained negative economic environment.

•
Under GAAP, the Company is required to test goodwill for impairment annually, which the Company does so during the fourth quarter of each fiscal year.  The Company evaluates the recoverability of its goodwill by estimating the future discounted cash flows of its reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions.  The Company evaluates the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams.  The Company’s 2009 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment (see Critical Accounting Policies in this section of this Form 10-K).  However, if a more severe prolonged economic downturn were to occur it could cause less than expected growth and/or reduction in terminal values of the Company’s reporting units which may result in a goodwill and/or indefinite-lived intangible asset impairment charge attributable to certain goodwill and/or indefinite lived-intangible assets, particularly related to its lodging and retail/rental operations.

Results of Operations

Summary

Shown below is a summary of operating results for Fiscal 2009, Fiscal 2008 and Fiscal 2007 (in thousands):

	Year Ended July 31,
	2009	2008	2007
Mountain Reported EBITDA	$164,389	$220,561	$207,728
Lodging Reported EBITDA	6,759	10,225	18,199
Resort Reported EBITDA	171,148	230,786	225,927
Real Estate Reported EBITDA	44,080	45,937	(2,482)

Income before provision for income taxes	79,594	166,013	100,651
Net income	$48,950	$102,927	$61,397

Mountain Segment

Mountain segment operating results for Fiscal 2009, Fiscal 2008 and Fiscal 2007 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2009	2008	2007	2009/2008		2008/2007
Net Mountain revenue:
Lift tickets	$276,542	$301,914	$286,997	(8.4	) %	5.2%
Ski school	65,336	81,384	78,848	(19.7	) %	3.2%
Dining	52,259	62,506	59,653	(16.4	) %	4.8%
Retail/rental	147,415	168,765	160,542	(12.7	) %	5.1%
Other	73,045	70,964	79,337	2.9%		(10.6)%
Total Mountain net revenue	$614,597	$685,533	$665,377	(10.3	) %	3.0%
Mountain operating expense:
Labor and labor-related benefits	$165,550	$175,674	$167,442	(5.8	) %	4.9%
Retail cost of sales	66,022	72,559	69,218	(9.0	) %	4.8%
Resort related fees	33,102	36,335	34,943	(8.9	) %	4.0%
General and administrative	83,117	81,220	81,983	2.3%		(0.9)%
Other	103,234	104,574	109,122	(1.3	) %	(4.2)%
Total Mountain operating expense	$451,025	$470,362	$462,708	(4.1	) %	1.7%
Mountain equity investment income, net	817	5,390	5,059	(84.8	) %	6.5%
Total Mountain Reported EBITDA	$164,389	$220,561	$207,728	(25.5	) %	6.2%

Total skier visits	5,864	6,195	6,219	(5.3	) %	(0.4)%
ETP	$47.16	$48.74	$46.15	(3.2	) %	5.6%

Total Mountain Reported EBITDA includes $4.8 million, $3.8 million and $3.8 million of stock-based compensation expense for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Fiscal 2009 compared to Fiscal 2008

Lift revenue decreased $25.4 million, or 8.4%, for Fiscal 2009 compared to Fiscal 2008, primarily as a result of a $42.2 million, or 18.8%, decline in lift revenue excluding season pass revenue, partially offset by an increase in season pass revenue of $16.8 million, or 21.7%.  The increase in season pass revenue was driven by higher season pass sales resulting primarily from the introduction of the Epic Season Pass in the 2008/2009 ski season.  Additionally, a portion of the decline in lift revenue excluding season pass revenue was caused by a shift in Destination guests purchasing the Epic Season Pass instead of other lift ticket products.

Total skier visitation was down 5.3% in the 2008/2009 ski season compared to the 2007/2008 ski season, with overall visitation for the four Colorado resorts (excluding Heavenly) being down 3.5%.  The overall visitation decline was primarily as a result of an estimated 15% decrease in visitation from Destination guests, partially offset by strong visitation from season pass holders, especially from the new Epic Season Pass holders, who on average skied more in the current year per pass than holders of our other pass products.  ETP decreased 3.2%, driven by an increase in average season pass holder visitation per pass sold, partially offset by a 2.9% increase in ETP excluding season pass products, driven by price increases on certain lift ticket products.

Revenues for the Company's ski school, dining and retail/rental operations, were all negatively impacted by the severe downturn in the economic environment which resulted from the decrease in Destination guest visitation as well as overall spending per guest.  Ski school revenue decreased $16.0 million, or 19.7%, in Fiscal 2009 compared to Fiscal 2008, as ski school revenue is primarily driven by Destination guests.  Dining revenue decreased $10.2 million, or 16.4%, in Fiscal 2009 compared to Fiscal 2008, due to an approximate 11% decrease in the number of total on-mountain food and beverage transactions, coupled with an even greater decline in fine dining.  Revenue from retail/rental operations decreased $21.4 million, or 12.7%, in Fiscal 2009 compared to Fiscal 2008 primarily due to lower sales and rental volumes at the Company’s mountain resort stores.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, allocated strategic alliance revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue.   For Fiscal 2009 other revenues increased $2.1 million, or 2.9%, compared to Fiscal 2008, primarily due to private club operations (which revenue increased $4.1 million) resulting from the opening of the Vail Mountain Club in November 2008.

Operating expense decreased $19.3 million, or 4.1%, during Fiscal 2009 compared to Fiscal 2008.  This decrease primarily resulted from a decrease in labor and labor-related benefits expense of $10.1 million, or 5.8%, due to decreased staffing levels driven by lower volume in ski school, dining and retail/rental operations as well as the impacts of cost reduction initiatives including the suspension of the Company’s matching contribution to its 401(k) program effective January 2009 and a company-wide wage reduction plan implemented in April 2009 and a $6.5 million, or 9.0%, decrease in retail cost of sales (commensurate with the decrease in retail revenue). Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) decreased $3.2 million, or 8.9%, compared to Fiscal 2008 due to overall declines in revenue that those fees are calculated on and other expenses decreased $1.3 million, or 1.3%, due primarily to lower food and beverage cost of sales, supplies and fuel expense, partially offset by higher property taxes, utilities and repairs and maintenance expense.  All of the above decreases were slightly offset by a $1.9 million, or 2.3%, increase in general and administrative expenses primarily due to higher allocated corporate expenses.

Mountain equity investment income primarily includes the Company's share of income from the operations of a real estate brokerage joint venture.  The decrease in equity investment income for Fiscal 2009 compared to Fiscal 2008 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures compared to Fiscal 2008.

Fiscal 2008 compared to Fiscal 2007

Lift ticket revenue increased $14.9 million, or 5.2%, for Fiscal 2008 compared to Fiscal 2007, primarily as a result of a 7.6% increase in ETP excluding season pass products, which was driven by an increase in absolute pricing.  Season pass revenue increased $5.5 million, or 7.7%, for Fiscal 2008 compared to Fiscal 2007.  This increase in season pass revenue was due to an increase in pricing, with season pass holders’ average visitation per pass increasing for the 2007/2008 ski season compared to the 2006/2007 ski season which offset the increase in ETP resulting from price increases.  Skier visits excluding season pass holders decreased 3.0% for the 2007/2008 ski season compared to the 2006/2007 ski season as a result of lower skier visitation excluding season pass holders in non-peak periods, including the early season (prior to December 24) due to below average snow conditions, and early March and April due in part to the timing of Easter which was in March for Fiscal 2008 versus April for Fiscal 2007.  The decrease in skier visits excluding season pass holders was offset by significant increases in international visitation which was higher by an estimated 26% for Fiscal 2008.

Revenue for the Company’s ski school and dining increased $2.5 million, or 3.2%, and $2.9 million, or 4.8%, respectively, for Fiscal 2008 compared to Fiscal 2007, primarily as a result of absolute price increases.  The increase in ski school revenue was impacted by a decline in skier visitation excluding season pass holders (as discussed above) as these guests have a higher participation rate in ski school.  The increase in dining revenue was favorably impacted by the acquisition of two licensed Starbucks stores in June 2007.  Retail/rental revenue increased $8.2 million, or 5.1%, for Fiscal 2008 compared to Fiscal 2007, primarily due to increased operations related to the 18 Breeze Ski Rental locations that were acquired in June 2007.

Other revenues decreased $8.4 million, or 10.6%, in Fiscal 2008 compared to Fiscal 2007, due to the disposition of the Company’s investment in RTP in April 2007.  Excluding RTP, other revenue would have increased $0.6 million, or 0.8%, for Fiscal 2008 compared to Fiscal 2007.

Operating expense increased $7.7 million, or 1.7%, during Fiscal 2008 compared to Fiscal 2007.  This increase primarily resulted from an increase in labor and labor-related benefits expense of $8.2 million, or 4.9%, due to wage increases, increased staffing in retail/rental due to the acquisition of 18 Breeze stores and higher workers’ compensation costs and a $3.3 million, or 4.8%, increase in retail cost of sales (which was commensurate with the increase in retail revenue).  Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) increased $1.4 million, or 4.0%, in Fiscal 2008 compared to Fiscal 2007 and was due to overall increases in revenue that those fees are calculated on.  These increases were partially offset by a decrease in other expenses of $4.5 million, or 4.2%, due to the sale of RTP (April 2007), which incurred $8.8 million in expenses (included in other operating expenses) for Fiscal 2007.  Excluding the impact of RTP, other operating expenses increased $4.3 million, or 4.3%, due primarily to higher food and beverage cost of sales, property taxes, utilities and fuel expense, partially offset by lower repairs and maintenance expense.

Mountain equity investment income primarily includes the Company’s share of income from operations of a real estate brokerage joint venture.  The increase in equity investment income in Fiscal 2008 compared to Fiscal 2007 is due primarily to increased commissions earned by the brokerage associated with increased real estate closures surrounding the Company’s Colorado resorts, both from residential and multi-unit projects.

Lodging Segment

Lodging segment operating results for Fiscal 2009, Fiscal 2008 and Fiscal 2007 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2009	2008	2007	2009/2008	2008/2007
Lodging net revenue:
Owned hotel rooms	$43,153	$46,806	$42,179	(7.8)%	11.0%
Managed condominium rooms	34,571	37,132	36,657	(6.9)%	1.3%
Dining	30,195	31,763	28,191	(4.9)%	12.7%
Transportation	17,975	--	--	--%	--%
Golf	15,000	16,224	15,185	(7.5)%	6.8%
Other	35,347	38,132	40,239	(7.3)%	(5.2)%
Total Lodging net revenue	$176,241	$170,057	$162,451	3.6%	4.7%
Lodging operating expense
Labor and labor-related benefits	$81,290	$75,746	$67,224	7.3%	12.7%
General and administrative	27,823	26,877	26,408	3.5%	1.8%
Other	60,369	57,209	50,620	5.5%	13.0%
Total Lodging operating expense	$169,482	$159,832	$144,252	6.0%	10.8%
Total Lodging Reported EBITDA	$6,759	$10,225	$18,199	(33.9)%	(43.8)%

Owned hotel statistics:
ADR	$183.59	$184.42	$167.15	(0.5)%	10.3%
RevPar	$107.06	$118.97	$108.10	(10.0)%	10.1%

Managed condominium statistics:
ADR	$273.38	$280.37	$268.83	(2.5)%	4.3%
RevPar	$84.50	$98.68	$94.50	(14.4)%	4.4%

Owned hotel and managed condominium statistics (combined):
ADR	$225.12	$230.17	$216.83	(2.2)%	6.2%
RevPar	$93.10	$106.43	$99.58	(12.5)%	6.9%

Total Lodging Reported EBITDA includes $1.8 million, $1.3 million and $1.1 million of stock-based compensation expense for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Fiscal 2009 compared to Fiscal 2008

Total Lodging net revenue for Fiscal 2009 increased $6.2 million, or 3.6%, compared to Fiscal 2008, primarily due to the acquisition of CME on November 1, 2008 and a full year of operations at The Arrabelle at Vail Square hotel (the “Arrabelle”) which opened in January 2008.  CME operations contributed $18.0 million in net revenue for Fiscal 2009 and the full year operations of the Arrabelle contributed $11.3 million in revenue for Fiscal 2009 compared to net revenue of $5.2 million for the partial year of operations of the Arrabelle in Fiscal 2008.

Revenue from owned hotel rooms, including the Arrabelle, decreased $3.7 million, or 7.8%, for Fiscal 2009 compared to Fiscal 2008, which was driven by a decrease in occupancy of 6.2 percentage points which primarily occurred at the lodging properties proximate to the Company’s ski resorts.  This was due to a decline in Destination visitation as discussed in the Company’s Mountain segment and declines in group business (including a decrease in GTLC’s room revenue of $0.8 million in the fourth quarter of Fiscal 2009 compared to the fourth quarter of Fiscal 2008 primarily due to a decline in group business) as well as decreases in ADR of 0.5%, partially offset by the full year of operations at the Arrabelle (the Arrabelle generated $0.8 million of incremental owned hotel room revenue for Fiscal 2009 compared to Fiscal 2008).  Revenue from managed condominium rooms decreased $2.6 million, or 6.9%, for Fiscal 2009, due to decreases in visitation as noted above, declines in group business primarily at Keystone and decreases in ADR of 2.5%, partially offset by the full year of operations at the Arrabelle which includes condominium property management (the Arrabelle generated $2.1 million of incremental revenue from managed properties for Fiscal 2009 compared to Fiscal 2008).

Dining revenue for Fiscal 2009 decreased $1.6 million, or 4.9%, as compared to Fiscal 2008 mainly due to decreased overall guest and group visitation as well as decreases in guest spending per visit (GTLC’s dining revenue decreased $1.0 million in the fourth quarter of Fiscal 2009 compared to the fourth quarter of Fiscal 2008 primarily due to a decline in group business).  The decline in dining revenue was partially offset by a full year of dining operations at the Arrabelle (the Arrabelle generated $1.2 million of incremental dining revenue for Fiscal 2009 compared to Fiscal 2008).

Golf revenues decreased $1.2 million, or 7.5%, for Fiscal 2009 compared to Fiscal 2008, primarily resulting from a 6.0% decrease in the number of golf rounds played.  Other revenue decreased $2.8 million, or 7.3%, in Fiscal 2009 compared to Fiscal 2008 primarily due to a reduction in commissions earned from reservations booked through the Company’s central reservation system, which were partially offset by a full year of spa operations at the Arrabelle (the Arrabelle generated $0.9 million of incremental spa revenue for Fiscal 2009 compared to Fiscal 2008).

Operating expense increased $9.7 million, or 6.0%, for Fiscal 2009 compared to Fiscal 2008.  Operating expenses for Fiscal 2009 included $12.8 million of CME operating expenses as well as an increase in operating expenses at the Arrabelle of $6.8 million as a result of a full year of operations in Fiscal 2009, which was partially offset by $3.1 million of start-up and pre-opening expenses associated with the Arrabelle recorded in Fiscal 2008. Excluding the impact of CME operating expenses and operating expenses for the Arrabelle due to a full year of operations (net of start-up and pre-opening expenses recorded in Fiscal 2008), total operating expenses decreased $6.9 million, or 4.6%, in Fiscal 2009 compared to Fiscal 2008, primarily due to (i) a decrease in labor and labor-related benefits of $4.9 million, or 6.9%, due primarily to lower staffing levels associated with decreased occupancy and wage decreases as a result of a company-wide wage reduction plan and (ii) a decrease in other expenses of $3.0 million, or 5.6%, primarily due to decreased variable operating costs associated with lower revenue resulting in lower food and beverage cost of sales and credit card fees, offset by an increase in general and administrative expenses of $1.0 million due to higher allocated corporate expenses.

Fiscal 2008 compared to Fiscal 2007

Total Lodging net revenue for Fiscal 2008 increased $7.6 million, or 4.7%, as compared to Fiscal 2007.  Included in net revenue for Fiscal 2007 was the recognition of $5.4 million in termination fees (included in other revenue) primarily associated with the termination of the management agreements at The Equinox and The Lodge at Rancho Mirage (pursuant to the terms of the management agreements).  Excluding these termination fees, Lodging net revenue would have increased $13.0 million, or 8.3% for Fiscal 2008, compared to Fiscal 2007.

Lodging net revenue was positively impacted by revenue from owned hotel rooms which increased $4.6 million, or 11.0%, for Fiscal 2008 compared to Fiscal 2007.  ADR for owned hotel rooms increased 10.3% for the same period due to high demand during peak periods in the year (partially offset by lower visitation during non-peak periods, including the early season and the timing of Easter as described in the Mountain segment discussion) and as a result of the addition of the Arrabelle (which generated $2.0 million in room revenue from its opening in January 2008 through July 31, 2008).  Owned hotel room RevPAR increased 10.1% for Fiscal 2008 compared to Fiscal 2007, which, in addition to increases in ADR, was driven by an increase in conference and group room nights, occurring primarily at GTLC during the Company’s fourth quarter of Fiscal 2008.  Revenue from managed condominium rooms remained relatively flat for Fiscal 2008 compared to Fiscal 2007 mainly due to a RevPAR increase of 4.4% which was driven by an increase in ADR of 4.3% due to high demand during peak periods as noted above and an increase in group room nights occurring primarily at Keystone, all of which was offset by a 3.4% reduction in managed condominium available room nights primarily at Keystone.

Dining revenue for Fiscal 2008 increased $3.6 million, or 12.7%, as compared to Fiscal 2007 mainly due to the addition of the Arrabelle (which generated $2.2 million in dining revenue from its opening in January 2008 through July 31, 2008) and group visitation at GTLC.  Golf revenues increased $1.0 million, or 6.8%, for Fiscal 2008 compared to Fiscal 2007, primarily resulting from an increase in the number of golf rounds due to improvements made at the Company’s Jackson Hole Golf & Tennis Club (“JHG&TC”) and Beaver Creek Golf Club, which caused the golf courses to be shut down for a portion of the season in Fiscal 2007.  Excluding the $5.4 million in termination fees, other revenues increased $3.3 million, or 9.3% for Fiscal 2008 compared to Fiscal 2007, due to higher resort amenity fees charged to guests and increases in spa and retail revenue.

Operating expense increased $15.6 million, or 10.8%, for Fiscal 2008 compared to Fiscal 2007.  Operating expenses for Fiscal 2008 included approximately $3.1 million of start-up and pre-opening expenses for the Arrabelle (recorded in labor and labor-related benefits and other expenses) and incremental fees paid to the National Park Service by GTLC of $1.0 million (recorded in other expenses) resulting from a new concession contract which became effective January 2007.  Excluding the Fiscal 2008 start-up and pre-opening expenses of the Arrabelle, and the increase in fees paid to the National Park Service, total operating expenses increased by approximately $11.4 million, or 8.0%, for Fiscal 2008 compared to Fiscal 2007, which primarily includes (i) an increase in labor and labor-related benefits of $6.5 million, or 9.7%, due primarily to wage increases, increases in labor hours to support the higher Lodging segment revenues, as well as increased staffing levels due to the opening of the Arrabelle in January 2008, and (ii) an increase in other expenses of $4.4 million, or 9.1%, due to variable operating costs associated with incremental revenue resulting in higher food and beverage cost of sales and credit card fees, and higher operating costs associated with the Arrabelle after its opening, primarily in property taxes and utilities.

Real Estate Segment

Real Estate segment operating results for Fiscal 2009, Fiscal 2008 and Fiscal 2007 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2009	2008	2007	2009/2008	2008/2007
Total Real Estate net revenue	$186,150	$296,566	$112,708	(37.2)%	163.1%
Total Real Estate operating expense	142,070	251,338	115,190	(43.5)%	118.2%
Gain on sale of real property	--	709	--	(100.0)%	--%
Total Real Estate Reported EBITDA	$44,080	$45,937	$(2,482)	(4.0)%	1,950.8%

Total Real Estate Reported EBITDA includes $4.1 million, $3.1 million and $2.1 million of stock-based compensation expense for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

The Company’s Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Fiscal 2009

Real Estate net revenue for Fiscal 2009 was driven primarily by the closings of eight Chalets units ($111.5 million of revenue with an average selling price per unit of $13.9 million and an average price per square foot of $2,860), 42 residences at Crystal Peak Lodge ($54.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $1,038) and two condominium units at the Arrabelle ($16.7 million of revenue with an average selling price per unit of $8.4 million and an average price per square foot of $1,623).  The higher average price per square foot for the Chalet units was driven by their premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only 13 exclusive chalets.  The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities resulting from this project.  The Crystal Peak Lodge average price per square foot though significantly lower than the Vail project real estate sales, is significantly higher than historical Breckenridge project real estate sales and is primarily driven by its ski-in/ski-out location at the base of Peak 7 in Breckenridge and close proximity to the BreckConnect Gondola.

    Operating expense for Fiscal 2009 included cost of sales of $101.1 million commensurate with revenue recognized, primarily driven by the closing on eight Chalets units ($54.1 million in cost of sales with an average cost per square foot of $1,387), 42 residences at Crystal Peak Lodge ($34.2 million in cost of sales with an average cost per square foot of $654) and two units at the Arrabelle ($12.4 million in cost of sales with an average cost per square foot of $1,204).  The cost per square foot for the Arrabelle and Chalets are reflective of the high-end features and amenities associated with these projects and the relatively high construction costs associated with mountain resort development.  The cost per square foot for Crystal Peak Lodge is reflective of its less complicated design features and fewer amenities associated with this project relative to the Arrabelle and Chalets.  Operating expenses also included sales commissions of approximately $10.6 million commensurate with revenue recognized and general and administrative costs of approximately $27.6 million (including $4.1 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.  In addition, included in segment operating expense for Fiscal 2009, the Company recorded $2.8 million of estimated costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to its JHG&TC development.

Fiscal 2008

Real Estate net revenue for Fiscal 2008 was driven primarily by the closings of  64 condominium units at the Arrabelle ($213.6 million of revenue with an average selling price per unit of $3.3 million and an average price per square foot of $1,220), the closings of five Chalet units ($58.8 million of revenue with an average selling price per unit of $11.8 million and an average price per square foot of $2,336), the closings of the remaining JHG&TC cabins ($9.0 million of revenue with an average selling price per unit of $0.8 million and an average price per square foot of $360) and contingent gains of $13.0 million on development parcel sales that closed in previous periods.  The higher average price per square foot for the Chalet units was driven by the premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only 13 exclusive chalets.  The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities resulting from this project.  The JHG&TC cabins yielded a lower price per square foot as its location is proximate to golf and tennis facilities which does not have as strong of a demand compared to real estate featuring ski-in/ski-out locations proximate to our ski resorts.

Operating expense for Fiscal 2008 included cost of sales of $208.8 million commensurate with revenue recognized, primarily driven by the closing on 64 units at the Arrabelle ($171.2 million in cost of sales with an average cost per square foot of $978), the closing on five Chalet units ($27.7 million in cost of sales with an average cost per square foot of $1,100) and the closing of the remaining JHG&TC cabins ($8.9 million in cost of sales with an average cost per square foot of $355). The cost per square foot for the Arrabelle and Chalets are reflective of the high-end features and amenities associated with these projects and the relatively high construction costs associated with mountain resort development.  The average cost per square foot for the JHG&TC was significantly lower than for other projects closed during the period due to the fact that this project did not include the typical high-end features of our projects that are in close proximity to our mountain resorts; however, the cost of sales for the JHG&TC cabins were relatively high compared to the revenue earned due to unanticipated incremental design and construction related costs.  Operating expenses also included sales commissions of approximately $17.1 million commensurate with revenue recognized and general and administrative costs of approximately $25.4 million (including $3.1 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.

Fiscal 2007

Real Estate net revenue for Fiscal 2007 was driven primarily by the closings of ten residences at Gore Creek Place ($42.9 million of revenue with an average selling price per unit of $4.3 million and an average price per square foot of $1,081), 34 residences at Mountain Thunder ($24.1 million of revenue with an average selling price per unit of $0.7 million and an average price per square foot of $515) and 12 cabins at JHG&TC ($14.2 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $502).  The higher average price per square foot for the Gore Creek Place units was driven by its location in Vail’s Lionshead Village and the fact that this development consisted of only 16 exclusive townhomes.  The Mountain Thunder average price per square foot is reflective of its location (not at the base area of the ski mountain) in Breckenridge.  The JHG&TC cabins yielded a lower price per square foot as its location is proximate to golf and tennis facilities which does not have as strong of a demand compared to real estate featuring ski-in/ski-out locations proximate to our ski resorts.  In addition, Real Estate net revenue included the sale of land together with certain related infrastructure improvements in Red Sky Ranch and Breckenridge to third-party developers of $12.1 million, the sale of the sole asset in the FFT Investment Partners real estate joint venture of $6.7 million and contingent gains on development parcel sales that closed in previous periods of $7.2 million.

Operating expense for Fiscal 2007 included cost of sales of $77.9 million commensurate with revenue recognized,  primarily driven by the closing on ten residences at Gore Creek Place ($29.1 million in cost of sales with an average cost per square foot of $733), 34 residences at Mountain Thunder ($19.2 million in cost of sales with an average cost per square foot of $409), and 12 cabins at JHG&TC ($13.8 million in cost of sales with an average cost per square foot of $486).  The cost per square foot for the Gore Creek Place is reflective of the high-end features associated with the projects and the relatively high construction costs associated with mountain resort development.   The average cost per square foot for the Mountain Thunder and JHG&TC was significantly lower than for other projects closed during the period due to the fact that the projects did not include the typical high-end features of our projects that are at the base of our mountain resorts.  In addition, the cost of sales for the JHG&TC cabins were relatively high compared to the revenue earned due to unanticipated incremental design and construction related costs, which resulted in a $7.6 million charge for estimated total project costs in excess of anticipated sales proceeds which was recorded during Fiscal 2007.  Operating expenses also included sales commissions of approximately $5.6 million commensurate with revenue recognized and general and administrative costs of approximately $24.0 million (including $2.1 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contribute to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for Fiscal 2009 and Fiscal 2008 increased primarily due to a higher level of capital expenditures and the timing of placing in service significant resort assets, which included, among other assets, the Arrabelle (including amenities such as a private club, spa, commercial leasing space, and other skier services facilities), a new skier services building, a private club (the Vail Mountain Club) in Vail Village and multiple gondolas and lifts within the last two years.

Investment income.  The decrease in investment income for Fiscal 2009 compared to Fiscal 2008 is primarily due to a reduction in the average interest earned on investments (the average annualized interest rate earned decreased by approximately 2.5 percentage points in Fiscal 2009 versus Fiscal 2008), as well as a decrease in average invested cash during Fiscal 2009 compared to Fiscal 2008. The decrease in investment income for Fiscal 2008 compared to Fiscal 2007 is primarily due to a reduction in the average interest earned on investments, a decrease in average invested cash during the period and a $1.0 million impairment on a short-term investment resulting from a commercial paper write-down.

Interest expense, net.  The reduction in interest expense, net for Fiscal 2009 compared to Fiscal 2008, is attributable to the payoff of a scheduled debt maturity in the current year and capitalized interest on self-funded real estate projects.  The decrease in interest expense for Fiscal 2008 compared to Fiscal 2007 is primarily due to a reduction in the average variable borrowing rate of the employee housing bonds and an increase in capitalized interest associated with real estate and related resort development.

Contract dispute credit, net.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC (the “Cheeca settlement”), related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “Contract dispute credit, net” in the Consolidated Condensed Statement of Operations for Fiscal 2008.

Income taxes.   The Company's tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items), and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income.  The effective tax rate was 38.5%, 38.0% and 39.0% in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.  The income tax provision recorded for Fiscal 2008 reflects the impact of a favorable tax settlement with state tax authorities of $1.0 million.

In 2005, the Company amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of net operating losses (“NOLs”) relating to fresh start accounting from the Company’s reorganization in 1992.  As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and has reduced its Federal tax liability in the amount of $19.6 million in subsequent tax returns.  In 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in its amended returns and disallowed the Company’s request for refund and its position to remove the restriction on the NOLs.  The Company appealed the examiner’s disallowance of the NOLs to the Office of Appeals.  In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation.  The Company disagrees with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest.  Due to the uncertainty surrounding the utilization of the NOLs, the Company has not reflected any of the benefits of the utilization of the NOLs within its financial statements; thus if the Company is unsuccessful in its action regarding this matter it will not negatively impact the Company’s results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (in thousands):

	Year Ended July 31,
	2009	2008	2007
Mountain Reported EBITDA	$164,389	$220,561	$207,728
Lodging Reported EBITDA	6,759	10,225	18,199
Resort Reported EBITDA	171,148	230,786	225,927
Real Estate Reported EBITDA	44,080	45,937	(2,482)
Total Reported EBITDA	215,228	276,723	223,445
Depreciation and amortization	(107,213)	(93,794)	(87,664)
Relocation and separation charges	--	--	(1,433)
Loss on disposal of fixed assets, net	(1,064)	(1,534)	(1,083)
Investment income, net	1,793	8,285	12,403
Interest expense, net	(27,548)	(30,667)	(32,625)
Loss on sale of business, net	--	--	(639)
Contract dispute credit (charges), net	--	11,920	(4,642)
Gain on put option, net		--	690
Minority interest in income of consolidated subsidiaries, net	(1,602)	(4,920)	(7,801)
Income before provision for income taxes	79,594	166,013	100,651
Provision for income taxes	(30,644)	(63,086)	(39,254)
Net income	$48,950	$102,927	$61,397

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2009	2008
Long-term debt	$491,608	$541,350
Long-term debt due within one year	352	15,355
Total debt	491,960	556,705
Less: cash and cash equivalents	69,298	162,345
Net Debt	$422,662	$394,360

Liquidity and Capital Resources

Significant Sources of Cash

Historically, the Company has lower cash available as of its fiscal year end (as well as at the end of its first fiscal quarter of each year) as compared to its second and third fiscal quarters end primarily due to the seasonality of its Mountain segment operations.  Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects.  The Company had $69.3 million of cash and cash equivalents as of July 31, 2009, compared to $162.3 million as of July 31, 2008.  The Company generated $134.3 million of cash from operating activities during Fiscal 2009 compared to $217.0 million and $118.4 million generated during Fiscal 2008 and Fiscal 2007, respectively.  The Company currently anticipates that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows.  Additionally, anticipated closings of real estate projects currently under development will provide a source of future cash flows from operations in fiscal year 2010 and beyond, partially offset by further investments in real estate to complete these projects (as further discussed below within Significant Uses of Cash).

In addition to the Company’s $69.3 million of cash and cash equivalents at July 31, 2009, the Company has available $304.7 million under its Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $95.3 million). The Company’s plan to self-fund its current real estate under development (the Company estimates to incur between $190 million and $210 million in cash expenditures subsequent to July 31, 2009 for projects under development) combined with historically lower operating cash flows during the Company’s first fiscal quarter will likely require the Company to borrow under the revolver component of its Credit Facility from time to time beginning in the first quarter of fiscal 2010.  The Company expects that its liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in its second and third fiscal year quarters) and borrowings under the Credit Facility.  The Company believes the Credit Facility, which matures in 2012, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 0.75%.

Fiscal 2009 compared to Fiscal 2008

Net cash provided by operating activities decreased $82.7 million for Fiscal 2009 compared to Fiscal 2008 and was primarily impacted by the timing and mix of real estate closings as proceeds from Real Estate sales decreased $105.7 million and deposits received on projects under development decreased $43.7 million, partially offset by a reduction in investments in real estate of $55.9 million.  Further contributing to the decrease in cash provided by operating activities was a decrease in cash generated by resort operations including a decrease in Resort Reported EBITDA of $59.6 million for Fiscal 2009 compared to Fiscal 2008 and a decline in accounts payable and other accrued liabilities of $25.5 million primarily as a result of a decline in real estate investment activity and lower trade payables associated with lower operating volume, as well as the receipt of $11.9 million in cash (net of legal costs) for the Cheeca settlement in Fiscal 2008.  Offsetting the above items was the receipt of $40.8 million in proceeds for the final installment related to private club initiation fees to the Vail Mountain Club that opened in November 2008 and a reduction in restricted cash of $51.1 million which became available for general purpose use due to the payoff of the Company’s non-recourse real estate financings.

Cash used in investing activities decreased by $3.5 million for Fiscal 2009 due to a decrease in resort capital expenditures of $44.4 million offset by the acquisition of CME for $38.2 million.

Cash used in financing activities decreased $54.6 million primarily due to a decrease in repurchased common stock of $77.3 million in Fiscal 2009 compared to Fiscal 2008, which was partially offset by an increase in net payments of debt related to non-recourse real estate financings of $11.9 million and the payment of $15.0 million for a scheduled debt maturity during Fiscal 2009.

Fiscal 2008 compared to Fiscal 2007

Net cash provided by operating activities increased $98.6 million for Fiscal 2008 compared to Fiscal 2007 and was impacted by the timing and mix of real estate closings as proceeds from Real Estate sales increased $144.1 million which was partially offset by a decrease in deposits received on projects under development of $27.6 million and an increase in investments in real estate of $38.3 million.  Additionally, the Company received $11.9 million in cash (net of legal costs) for the Cheeca settlement in Fiscal 2008.  Further contributing to the increase in cash provided by operating activities was an increase in cash generated by resort operations including an increase in Resort Reported EBITDA of $4.9 million for Fiscal 2008 compared to Fiscal 2007.

Cash used in investing activities increased by $16.0 million for Fiscal 2008 due to an increase in resort capital expenditures of $31.7 million partially offset by the purchase of an additional interest in the Company’s retail/rental operations, SSI Venture LLC, during Fiscal 2007 for $8.4 million.

Net cash provided by financing activities for Fiscal 2008 decreased by $190.1 million compared to Fiscal 2007 due to the decrease in net non-recourse borrowings of $111.0 million as well as an $84.6 million increase in repurchases of the Company’s common stock during Fiscal 2008.  Additionally, cash proceeds from the exercise of stock options decreased by $14.6 million (including tax benefits) for Fiscal 2008 compared to Fiscal 2007.

Significant Uses of Cash

The Company’s cash needs currently include providing for operating expenditures as well as capital expenditures for both assets to be used in operations and real estate projects under construction.

The Company expects to spend approximately $160 million to $180 million in calendar year 2009 for real estate under development, including the construction of associated resort-related depreciable assets, of which approximately $90 million was spent as of July 31, 2009, leaving approximately $70 million to $90 million to spend in the remainder of the calendar year 2009.  The Company has entered into contracts with third parties to provide services to the Company throughout the course of project development; commitments for future services to be performed under such current contracts total approximately $164 million and are expected to be performed primarily over the next two years.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest in the future; however, plans for such investment in the near term have been reduced given the significant level of capital expenditures made in the past few years including individually significant projects that do not annually re-occur including gondolas and major hotel renovations coupled with the current economic recession.  Current capital expenditure levels will primarily include investments that allow the Company to maintain its high quality standards, as well as certain incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $50 million to $60 million of resort capital expenditures for calendar year 2009, excluding resort depreciable assets arising from real estate activities noted above, of which approximately $20 million was spent as of July 31, 2009, leaving approximately $30 million to $40 million to spend in the remainder of the calendar year 2009.  Included in these capital expenditures are approximately $32 million to $37 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  The Company currently plans to utilize cash on hand, borrowing available under its Credit Facility and/or cash flow from future operations to provide the cash necessary to execute its capital plans.

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $492.0 million debt outstanding as of July 31, 2009) are not due until fiscal 2014 and beyond.  As of July 31, 2009 and 2008, total long-term debt (including long-term debt due within one year) was $492.0 million and $556.7 million, respectively, with the decrease at July 31, 2009 being primarily due to the pay-off of the non-recourse real estate financings related to the Company’s vertical development projects and the payment of a scheduled debt maturity.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $394.4 million as of July 31, 2008 to $422.7 million as of July 31, 2009 due primarily to the decrease in cash and cash equivalents partially offset by the pay-off of the Company’s non-recourse real estate financings.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $52.6 million of variable-rate debt outstanding as of July 31, 2009.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.5 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can respond to liquidity impacts of changes in the business and economic environment by managing its capital expenditures and the timing of new real estate development activity.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During Fiscal 2009 the Company repurchased 874,427 shares of common stock at a cost of $22.4 million.  Since inception of this stock repurchase plan through July 31, 2009, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million.  As of July 31, 2009, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing the Company’s Credit Facility and the Indenture, governing the 6.75% Notes, prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants under its Credit Facility and the Indenture.  The most restrictive of those covenants include the following Credit Facility covenants: Net Funded Debt to Adjusted EBITDA ratio, Interest Coverage ratio and the Minimum Net Worth (each as defined in the Credit Agreement).  In addition, the Company’s financing arrangements, including the Indenture, limit its ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets.  The Company’s borrowing availability under the Credit Facility is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on the Company’s segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all restrictive financial covenants in its debt instruments as of July 31, 2009.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2010.  However, there can be no assurance that the Company will meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

Contractual Obligations

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as debt agreements, construction agreements in conjunction with the Company’s development activities and lease agreements.  Debt obligations, which total $492.0 million as of July 31, 2009, are recognized as liabilities in the Company's Consolidated Balance Sheet as of July 31, 2009. Obligations under construction contracts are not recognized as liabilities in the Company’s Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP.  Additionally, operating lease and service contract obligations, which total $81.6 million as of July 31, 2009, are not recognized as liabilities in the Company's Consolidated Balance Sheet, which is in accordance with GAAP.  A summary of the Company's contractual obligations as of July 31, 2009 is as follows (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2010	years	years	5 years
Long-Term Debt (1)	$491,960	$352	$2,132	$390,538	$98,938
Fixed Rate Interest (1)	165,958	29,634	59,073	58,975	18,276
Operating Leases and Service Contracts	81,608	17,350	23,710	16,847	23,701
Purchase Obligations (2)	380,884	309,812	71,072	--	--
Other Long-Term Obligations (3)	1,882	340	132	106	1,304
Total Contractual Cash Obligations	$1,122,292	$357,488	$156,119	$466,466	$142,219

(1)           The fixed-rate interest payments, as well as long-term debt payments, included in the table above assume that all fixed-rate debt outstanding as of July 31, 2009 will be held to maturity.  Interest payments associated with variable-rate debt have not been included in the table.  Assuming that the amounts outstanding under variable-rate long-term debt as of July 31, 2009 are held to maturity, and utilizing interest rates in effect at July 31, 2009, the Company’s annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2009 is anticipated to be approximately $1.0 million for at least each of the next five years.  The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2009, and do not reflect interest obligations on potential future debt.
(2)           Purchase obligations include amounts which are classified as trade payables, real estate development payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes (including taxes for uncertain tax positions), liabilities to complete real estate projects on the Company's Consolidated Balance Sheet as of July 31, 2009 and other commitments for goods and services not yet received, including construction contracts not included on the Company’s balance sheet as of July 31, 2009 in accordance with GAAP.
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

The Company has identified the most critical accounting policies which were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The Company also has other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require the Company to make estimates or judgments that are complex or subjective.  The Company has reviewed these critical accounting policies and related disclosures with the Company’s Audit Committee of the Board of Directors.

Real Estate Revenue and Cost of Sales.

Description

The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate and/or condominium units sold within a project, when specific identification of costs cannot be reasonably determined.  The determination of cost of sales may utilize estimates for the fair value of resort depreciable assets that may be part of a mixed-use real estate development project and total costs to be incurred on a real estate development project.

Judgments and Uncertainties

Changes to either the relative sales values of the components of a project, which may include resort depreciable assets, or the total projected costs to be incurred to determine cost of sales may cause significant variances in the profit margins recognized on individual parcels of real estate and/or condominium units within a project.

Effect if Actual Results Differ From Assumptions

A 10% change in the estimates of either the relative sales values of the components of a project or remaining costs to be incurred for projects utilizing the relative sales value method would have changed the profit margin recognized by approximately $7.7 million for Fiscal  2009.

Goodwill and Intangible Assets.

Description

The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value.  Other intangible assets are evaluated for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  The Company is required to determine goodwill impairment using a two-step process.  The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The impairment test for indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Judgments and Uncertainties

Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of reporting units and indefinite-lived intangible assets.  The Company determines the estimated fair value of its reporting units using a discounted cash flow analysis.  The estimated fair value of indefinite-lived intangible assets is primarily determined using the income approach based upon estimated future revenue streams.  These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur (including terminal multiples), and determination of the respective weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit and indefinite-lived intangible asset.  The Company evaluates its reporting units on an annual basis and allocates goodwill to its reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.

Effect if Actual Results Differ From Assumptions

Goodwill and indefinite-lived intangible assets are at least tested for impairment annually as of May 1st of each year.  Based upon the Company’s annual impairment test during the fourth fiscal quarter of 2009 the estimated fair value of the Company’s reporting units and indefinite-lived intangible assets were in excess of their respective carrying values.  As such, no impairment of goodwill or indefinite-lived intangible assets was recorded.

In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units and indefinite-lived intangible assets, the Company applied a hypothetical 10% decrease to the estimated fair values of the Company's reporting units and indefinite-lived intangible assets.  This hypothetical decrease of 10% would not have had an impact on the conclusion that the estimated fair value of the Company’s reporting units and significant indefinite-lived intangible assets were in excess of their respective carrying values.

Tax Contingencies.

Description

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of tax credits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions.  The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  The Company recognizes liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  A significant amount of time may pass before a particular matter, for which the Company may have established a reserve, is audited and fully resolved.

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

An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution.  A favorable tax settlement could possibly result in a reduction in the Company's tax expense, effective tax rate, income taxes payable, other long-term liabilities and/or adjustments to its deferred tax assets, deferred tax liabilities or intangible assets in the year of settlement or in future years.

Depreciable Lives of Assets.

Description

Mountain and lodging operational assets, furniture and fixtures, computer equipment, software, vehicles and leasehold improvements are primarily depreciated using the straight-line method over the estimated useful life of the asset.  Assets may become obsolete or require replacement before the end of their useful life in which the remaining book value would be written-off or the Company could incur costs to remove or dispose of assets no longer in use.

Judgments and Uncertainties

The estimates of the Company’s useful life of the assets contain uncertainty because management must use judgment to estimate the useful life of the asset.

Effect if Actual Results Differ From Assumptions

Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and the Company may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material.  A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $11.3 million for Fiscal 2009.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (the Company's fiscal year ending July 31, 2010) and interim periods within the fiscal year of adoption.  The adoption of SFAS 157 for financial assets and liabilities was effective for the Company on August 1, 2008 and did not have a material impact on the Company’s financial position or results of operations.  The Company does not anticipate that the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities will have a material impact on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”) which establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  The FSP also requires additional interim and annual disclosures for impaired securities.  The requirements of the FSP were effective for the Company as of July 31, 2009 and did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”) which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires entities to recognize in their financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  In addition, entities are required to disclose the period through which subsequent events have been evaluated.  The provisions of SFAS 165 were effective for the Company as of July 31, 2009.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”).  SFAS 167 requires entities to perform a qualitative assessment in determining the primary beneficiary of a variable interest entity.  The qualitative assessment includes, among other things, consideration as to whether a variable interest holder has the power to direct the activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  Pursuant to SFAS 167, the requirement to assess whether an entity should be deemed the primary beneficiary is an on-going reconsideration.  The provisions of SFAS 167 are effective for the Company beginning August 1, 2011 (the Company’s fiscal year ending July 31, 2012).  The Company is currently evaluating the impacts, if any, the adoption of the provisions of  SFAS 167 will have on the Company’s financial position or results of operations.

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

Seasonality and Quarterly Results

The Company's mountain and lodging operations are seasonal in nature.  In particular, revenue and profits for the Company's mountain and most of its lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and the Company's owned golf courses occur during the summer months while the winter season results in operating losses.  Revenue and profits generated by GTLC's summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset the Company's off-season losses from its mountain and other lodging operations.  During Fiscal 2009, 79% of total combined Mountain and Lodging segment net revenue was earned during the second and third fiscal quarters.  Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 16, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2009, the Company had $52.6 million of variable rate indebtedness, representing 10.7% of the Company's total debt outstanding, at an average interest rate during Fiscal 2009 of 2.8%.  Based on variable-rate borrowings outstanding as of July 31, 2009, a 100-basis point (or 1.0%) change in LIBOR would result in the Company's annual interest payments to change by $0.5 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2009, 2008 and 2007

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

Schedule II - Valuation and Qualifying Accounts and Reserves	60

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

Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2009.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that, as of July 31, 2009, the Company's internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the Company’s internal control over financial reporting as of July 31, 2009, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 23, 2009

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$69,298	$162,345
Restricted cash	11,065	58,437
Trade receivables, net of allowances of $1,877 and $1,666, respectively	58,063	50,185
Inventories, net of reserves of $1,455 and $1,211, respectively	48,947	49,708
Deferred income taxes (Note 12)	21,297	15,142
Other current assets	20,318	23,078
Total current assets	228,988	358,895
Property, plant and equipment, net (Note 5)	1,057,658	1,056,837
Real estate held for sale and investment	311,485	249,305
Deferred charges and other assets	31,976	38,054
Notes receivable	6,994	8,051
Goodwill, net (Note 5)	167,950	142,282
Intangible assets, net (Note 5)	79,429	72,530
Total assets	$1,884,480	$1,925,954

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$245,536	$294,182
Income taxes payable	5,460	57,474
Long-term debt due within one year (Note 4)	352	15,355
Total current liabilities	251,348	367,011
Long-term debt (Note 4)	491,608	541,350
Other long-term liabilities (Note 5)	233,169	183,643
Deferred income taxes (Note 12)	112,234	75,279
Commitments and contingencies (Note 14)
Minority interest in net assets of consolidated subsidiaries	30,826	29,915
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, and 40,049,988 and 39,926,496 shares issued, respectively	400	399
Additional paid-in capital	555,728	545,773
Retained earnings	356,995	308,045
Treasury stock, at cost; 3,878,535 and 3,004,108 shares, respectively (Note 17)	(147,828)	(125,461)
Total stockholders’ equity	765,295	728,756
Total liabilities and stockholders’ equity	$1,884,480	$1,925,954

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended July 31,
	2009	2008	2007
Net revenue:
Mountain	$614,597	$685,533	$665,377
Lodging	176,241	170,057	162,451
Real estate	186,150	296,566	112,708
Total net revenue	976,988	1,152,156	940,536
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	451,025	470,362	462,708
Lodging	169,482	159,832	144,252
Real estate	142,070	251,338	115,190
Total segment operating expense	762,577	881,532	722,150
Other operating (expense) income:
Gain on sale of real property	--	709	--
Depreciation and amortization	(107,213)	(93,794)	(87,664)
Relocation and separation charges (Note 9)	--	--	(1,433)
Loss on disposal of fixed assets, net	(1,064)	(1,534)	(1,083)
Income from operations	106,134	176,005	128,206
Mountain equity investment income, net	817	5,390	5,059
Investment income, net	1,793	8,285	12,403
Interest expense, net	(27,548)	(30,667)	(32,625)
Loss on sale of business, net (Note 10)	--	--	(639)
Contract dispute credit (charges), net (Note 14)	--	11,920	(4,642)
Gain on put option, net (Note 10)	--	--	690
Minority interest in income of consolidated subsidiaries, net	(1,602)	(4,920)	(7,801)
Income before provision for income taxes	79,594	166,013	100,651
Provision for income taxes (Note 12)	(30,644)	(63,086)	(39,254)
Net income	$48,950	$102,927	$61,397

Per share amounts (Note 3):
Basic net income per share	$1.34	$2.67	$1.58
Diluted net income per share	$1.33	$2.64	$1.56

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, July 31, 2006	39,036,282	$390	$509,505	$143,721	$(10,839)	$642,777
Net income	--	--	--	61,397	--	61,397
Stock-based compensation
(Note 18)	--	--	6,965	--	--	6,965
Issuance of shares
under share
award plans (Note 18)	711,694	7	10,975	--	--	10,982
Tax benefit from share
award plans	--	--	6,925	--	--	6,925
Repurchases of common stock
(Note 17)	--	--	--	--	(15,007)	(15,007)
Balance, July 31, 2007	39,747,976	397	534,370	205,118	(25,846)	714,039
Net income	--	--	--	102,927	--	102,927
Stock-based compensation
(Note 18)	--	--	8,414	--	--	8,414
Issuance of shares
under share
award plans (Note 18)	178,520	2	1,122	--	--	1,124
Tax benefit from share
award plans	--	--	1,867	--	--	1,867
Repurchases of common stock
(Note 17)	--	--	--	--	(99,615)	(99,615)
Balance, July 31, 2008	39,926,496	399	545,773	308,045	(125,461)	728,756
Net income	--	--	--	48,950	--	48,950
Stock-based compensation
(Note 18)	--	--	10,741	--	--	10,741
Issuance of shares
under share
award plans (Note 18)	123,492	1	(550)	--	--	(549)
Tax benefit from share
award plans	--	--	(236)	--	--	(236)
Repurchases of common stock
(Note 17)	--	--	--	--	(22,367)	(22,367)
Balance, July 31, 2009	40,049,988	$400	$555,728	$356,995	$(147,828)	$765,295

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended July 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$48,950	$102,927	$61,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,213	93,794	87,664
Cost of real estate sales	103,893	208,820	81,176
Stock-based compensation expense	10,741	8,414	6,998
Loss on sale of business, net	--	--	639
Deferred income taxes, net	30,767	2,980	(3,968)
Minority interest in net income of consolidated subsidiaries, net	1,602	4,920	7,801
Other non-cash (income) expense, net	(5,300)	(7,268)	720
Changes in assets and liabilities:
Restricted cash	47,372	(3,688)	(34,427)
Accounts receivable, net	(7,833)	(12,173)	(4,496)
Inventories, net	761	(1,643)	(5,171)
Investments in real estate	(161,608)	(217,482)	(179,234)
Accounts payable and accrued expenses	(19,568)	5,946	30,691
Income taxes payable	(27,297)	20,033	19,924
Deferred real estate deposits	(46,011)	(2,308)	25,330
Private club deferred initiation fees and deposits	41,591	15,867	21,438
Other assets and liabilities, net	9,003	(2,143)	1,960
Net cash provided by operating activities	134,276	216,996	118,442
Cash flows from investing activities:
Capital expenditures	(106,491)	(150,892)	(119,232)
Acquisition of business	(38,170)	--	--
Cash received from sale of business	--	--	3,544
Purchase of minority interests	--	--	(8,387)
Other investing activities, net	36	2,757	(8,071)
Net cash used in investing activities	(144,625)	(148,135)	(132,146)
Cash flows from financing activities:
Repurchases of common stock	(22,367)	(99,615)	(15,007)
Proceeds from borrowings under non-recourse real estate financings	9,013	136,519	75,019
Payments of non-recourse real estate financings	(58,407)	(174,008)	(1,493)
Proceeds from borrowings under other long-term debt	67,280	77,641	64,612
Payments of other long-term debt	(82,632)	(78,121)	(75,284)
Other financing activities, net	4,415	249	4,882
Net cash (used in) provided by financing activities	(82,698)	(137,335)	52,729
Net (decrease) increase in cash and cash equivalents	(93,047)	(68,474)	39,025
Cash and cash equivalents:
Beginning of period	162,345	230,819	191,794
End of period	$69,298	$162,345	$230,819

Cash paid for interest, net of amounts capitalized	$25,556	$34,298	$23,573
Taxes paid, net	$25,545	$35,483	$16,357

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

Restricted Cash-- Restricted cash primarily represents certain deposits received from real estate development related transactions, amounts held as state-regulated reserves for self-insured workers' compensation claims and owner and guest advance deposits held in escrow for lodging reservations.

Trade Receivables-- The Company records trade accounts receivable in the normal course of business related to the sale of products or services.  The Company generally charges interest on past due accounts at a rate of 18% per annum.  The allowance for doubtful accounts is based on a specific reserve analysis and on a percentage of accounts receivable, and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectability.  Write-offs are evaluated on a case by case basis.

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

Estimated Life
in Years
Land improvements	10-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3-4

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million.  The Company records capitalized interest once construction activities commence and capitalized $0.8 million, $1.6 million and $1.1 million of interest on non-real estate projects during the years ended July 31, 2009, 2008 and 2007, respectively.

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

Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use.  Sales and marketing expenses are charged against income in the period incurred.  Sales commission expenses are charged against income in the period that the related revenue is recorded.  The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction.  Interest capitalized on real estate development projects during the years ended July 31, 2009, 2008 and 2007 was $6.8 million, $11.8 million and $8.2 million, respectively.

Deferred Financing Costs-- Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization.  Amortization is charged to interest expense over the respective term of the applicable debt issues.

Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions.  The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value.  Goodwill and certain indefinite-lived intangible assets, including trademarks, water rights and excess reorganization value, are not amortized, but are subject to at least annual impairment testing.  The Company tests annually (or more often, if necessary) for impairment as of May 1.  Amortizable intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

The testing for impairment consists of a comparison of the fair value of the asset with its carrying value.  If the carrying amount of the asset exceeds its fair value, an impairment will be recognized in an amount equal to that excess.  If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.  The Company determines the estimated fair value of its reporting units using a discounted cash flow analysis.  The fair value of indefinite-lived intangible assets is estimated using an income approach.  The Company determined that there was no impairment to goodwill or intangible assets during the years ended July 31, 2009, 2008 and 2007.

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.  The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of an asset occurred during the years ended July 31, 2009, 2008 and 2007.

Revenue Recognition-- Mountain and Lodging revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, hotel operations, property management services, private club dues and golf course greens fees, and are recognized as products are delivered or services are performed.  Revenue from arrangements with multiple deliverables is bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting.  If fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.  Revenues from private club initiation fees are recognized over the estimated life of the club facilities on a straight-line basis upon inception of the club.  As of July 31, 2009, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 23 years.  Certain club initiation fees are refundable in 30 years after the date of acceptance of a member.  Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheet and recognized as revenue on a straight-line basis over 30 years.  The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method.  The accretion is included in interest expense.

Revenue from real estate primarily involves the sale of condominium/townhome units and land parcels (including related improvements).  Recognition of revenue from all condominium unit sales are recorded using the full accrual method and occurs only upon the following: (i) substantial completion of the entire development project, (ii) receipt of certificates of occupancy or temporary certificates of occupancy from local governmental agencies, if applicable, (iii) closing of the sales transaction including receipt of all, or substantially all, of sales proceeds (including any deposits previously received), and (iv) transfer of ownership.  The percentage-of-completion method is used for sales of land parcels where the Company has a commitment to complete certain improvements or amenities (i.e. access roads, utilities, and site improvements) at the time of consummation of the sales transaction.  The Company recorded revenue under the percentage-of-completion method of approximately $1.5 million, $1.4 million and $7.1 million for the years ended July 31, 2009, 2008 and 2007, respectively.  Contingent future profits, including future profits from land sales, if any, are recognized only when received.  Additionally, the Company uses the deposit method for sales that have not been completed for which payments have been received from buyers (reflected as deferred real estate deposits in the Company’s Consolidated Balance Sheets), and as such no profit is recognized until the sale is consummated.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued liabilities for costs to be incurred subsequent to the sales transaction.  The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate or condominium units sold within a project, when specific identification of costs cannot be reasonably determined.  Estimates of project costs and cost allocations are reviewed at the end of each financial reporting period until a project is substantially completed and available for sale.  Costs are revised and reallocated as necessary for material changes on the basis of current estimates and are reported as a change in estimate in the current period.  The Company recorded changes in estimates that (decreased) increased real estate cost of sales by approximately $(0.4) million, $0.1 million and $(0.6) million for the years ended July 31, 2009, 2008 and 2007, respectively.  Additionally, for the year ended July 31, 2009 the Company recorded a $2.8 million charge for an affordable housing commitment related to the Jackson Hole Golf & Tennis Club (“JHG&TC”) development; and, for the year ended July 31, 2007 recorded a $7.6 million charge for incremental remediation costs to complete the JHG&TC cabins that had design and construction issues.

Deferred Revenue-- In addition to deferring certain revenue related to private club initiation fees and the real estate sales as noted above, the Company records deferred revenue related to the sale of season ski passes.  The number of season pass holder visits is estimated based on historical data and the deferred revenue is recognized throughout the season based on this estimate, or on a straight-line basis if usage patterns cannot be determined based on available historical data.

Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers' compensation, third-party loss contingencies, liabilities for the completion of real estate sold by the Company, property taxes and loyalty reward programs among other items.  The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its financial statements.  These estimates are reviewed and adjusted as the facts and circumstances related to the liabilities change.  The Company records legal costs related to defending claims as incurred.

Advertising Costs-- Advertising costs are expensed at the time such advertising commences.  Advertising expense for the years ended July 31, 2009, 2008 and 2007 was $17.9 million, $17.6 million and $17.5 million, respectively.  At both July 31, 2009 and 2008, prepaid advertising costs of $0.4 million is reported as “other current assets” in the Company's Consolidated Balance Sheets.

Income Taxes-- The Company’s provision for income taxes is based on current pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized (see Note 12, Income Taxes, for more information related to deferred tax assets and liabilities).

On August 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.  However, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements (see Note 12, Income Taxes, for more information related to the application of FIN 48).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to their short-term nature.  The fair value of amounts outstanding under the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Notes (as defined in Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (as defined in Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2009 and 2008 is presented below (in thousands):

	July 31, 2009		July 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.75% Notes	$390,000	$374,400	$390,000	$362,700
Industrial Development Bonds	$42,700	$43,702	$57,700	$57,556
Other long-term debt	$6,685	$6,651	$7,036	$6,590

Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the fair value of the portion of the award that are ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 18, Stock Compensation Plan for more information).  The following table shows total stock-based compensation expense for the years ended July 31, 2009, 2008 and 2007 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2009	2008	2007
Mountain operating expense	$4,826	$3,834	$3,824
Lodging operating expense	1,778	1,294	1,091
Real estate operating expense	4,129	3,136	2,083
Pre-tax stock-based compensation expense	10,733	8,264	6,998
Less: benefit for income taxes	4,071	3,134	2,628
Net stock-based compensation expense	$6,662	$5,130	$4,370

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

New Accounting Pronouncements-- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (the Company's fiscal year ending July 31, 2010) and interim periods within the fiscal year of adoption.  The adoption of SFAS 157 for financial assets and liabilities was effective for the Company on August 1, 2008 and did not have a material impact on the Company’s financial position or results of operations.  The Company does not anticipate that the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities will have a material impact on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”) which establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  The FSP also requires additional interim and annual disclosures for impaired securities.  The requirements of the FSP were effective for the Company as of July 31, 2009 and did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”) which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires entities to recognize in their financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  In addition, entities are required to disclose the period through which subsequent events have been evaluated. The provisions of SFAS 165 were effective for the Company as of July 31, 2009.  Accordingly, the Company evaluated events and transactions occurring after July 31, 2009 through September 23, 2009, the date these financial statements were available to be issued.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”).  SFAS 167 requires entities to perform a qualitative assessment in determining the primary beneficiary of a variable interest entity.  The qualitative assessment includes, among other things, consideration as to whether a variable interest holder has the power to direct the activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  Pursuant to SFAS 167, the requirement to assess whether an entity should be deemed the primary beneficiary is an on-going reconsideration.  The provisions of SFAS 167 are effective for the Company beginning August 1, 2011 (the Company’s fiscal year ending July 31, 2012).  The Company is currently evaluating the impacts, if any, the adoption of the provisions of  SFAS 167 will have on the Company’s financial position or results of operations.

3.           Net Income Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to holders of common stock by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the years ended July 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended July 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$48,950	$48,950	$102,927	$102,927	$61,397	$61,397

Weighted-average shares outstanding	36,546	36,546	38,616	38,616	38,849	38,849
Effect of dilutive securities	--	127	--	318	--	525
Total shares	36,546	36,673	38,616	38,934	38,849	39,374
Net income per share	$1.34	$1.33	$2.67	$2.64	$1.58	$1.56

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 795,000, 63,000 and 18,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

4.           Long-Term Debt

Long-term debt as of July 31, 2009 and 2008 is summarized as follows (in thousands):

	Fiscal Year	July 31,	July 31,
	Maturity (i)	2009	2008
Credit Facility Revolver (a)	2012	$--	$--
SSV Facility (b)	2011	--	--
Industrial Development Bonds (c)	2011-2020	42,700	57,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
Non-Recourse Real Estate Financings (e)	--	--	49,394
6.75% Senior Subordinated Notes (f)	2014	390,000	390,000
Other (g)	2010-2029	6,685	7,036
Total debt		491,960	556,705
Less: Current maturities (h)		352	15,355
Long-term debt		$491,608	$541,350

(a)
On March 20, 2008, The Vail Corporation (“Vail Corp.”), a wholly-owned subsidiary of the Company, exercised the accordion feature under the revolver component of its senior credit facility (the “Credit Facility”) as provided in the existing Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corp., Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”), which expanded the borrowing capacity from $300.0 million to $400.0 million at the same terms existing in the Credit Agreement.

Vail Corp. obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of Vail Corp., substantially all of its subsidiaries and the Company's interest in SSV.  The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, investment in real estate, acquisitions and other general corporate purposes, including the issuance of letters of credit.  Borrowings under the Credit Agreement bear interest annually at the Company's option currently at the rate of (i) LIBOR plus 0.5% (0.78% at July 31, 2009) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (3.25% at July 31, 2009).  Interest rate margins fluctuate based upon the ratio of the Company's Net Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis.  The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-end.  The unused amount available for borrowing under the Credit Agreement was $304.7 million as of July 31, 2009, net of certain letters of credit of $95.3 million outstanding under the Credit Agreement.  The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.  In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio, Interest Coverage ratio, and Minimum Net Worth (each as defined in the Credit Agreement).

(b)
The SSV Credit Facility (“SSV Facility”) provides for financing up to an aggregate $33.0 million consisting of (i) an $18.0 million working capital revolver, (ii) a $10.0 million reducing revolver and (iii) a $5.0 million acquisition revolver.  Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV ($91.6 million at July 31, 2009).  Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment of SSV.  Borrowings bear interest annually at SSV's option of (i) LIBOR plus 0.875% (1.15% at July 31, 2009) or (ii) U.S. Bank's prime rate minus 1.75% (1.50% at July 31, 2009).  Proceeds under the working capital revolver are for SSV's seasonal working capital needs.  No principal payments are due until maturity, and principal may be drawn and repaid at any time.  Principal under the reducing revolver may be drawn and repaid at any time.  The reducing revolver commitments decrease by $0.3 million on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006 ($5.3 million available at July 31, 2009).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval.  Principal under the acquisition revolver may be drawn and repaid at any time.  The acquisition revolver commitments decrease by $0.2 million on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007 ($3.3 million available at July 31, 2009).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The SSV Facility contains certain restrictive financial covenants, including a Consolidated Leverage Ratio and a Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c)
The Company has outstanding $42.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”), of which $41.2 million were issued by Eagle County, Colorado (the “Eagle County Bonds”) and mature, subject to prior redemption, on August 1, 2019.  These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1.  The promissory note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the Forest Service permits for Vail and Beaver Creek.  The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in the year ending July 31, 2011 and bear interest at 7.375%.  The promissory note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to the Bank of New York as Trustee under the Indenture of Trust underlying the Summit County Bonds.  The promissory note is also collateralized in accordance with a guaranty from Ralston Purina Company (subsequently assumed by Vail Corp. to the Trustee for the benefit of the registered owners of the bonds).  On August 29, 2008, $15.0 million of borrowings under the Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado was paid in full.

(d)
The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot.  The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company's seasonal employees at its mountain resorts.  The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (0.28% to 0.33% at July 31, 2009).  Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly.  No principal payments are due on the Employee Housing Bonds until maturity.  Each Employee Housing Entity’s bonds were issued in two series.  The bonds for each Employee Housing Entity are backed by letters of credit issued under the Credit Facility.  The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2009 (in thousands):

	Maturity (i)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
In March 2007, The Chalets at The Lodge at Vail, LLC (“Chalets”), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (“Chalets Facility”) in the amount of up to $123.0 million with Wells Fargo, as administrative agent, book manager, and joint lead arranger, U.S. Bank as joint lead arranger and syndication agent, and the lenders party thereto.  Borrowings under the Chalets Facility were non-revolving and had to be used for the payment of certain costs associated with the construction and development of The Lodge at Vail Chalets, a residential development consisting of 13 luxury condominium units, as well as a private mountain club, a spa, skier services building and parking structure.  As of July 31, 2008 borrowings under the Chalets Facility were $49.4 million.  The Chalets Facility was paid in full during the year ended July 31, 2009.

(f)
The Company has outstanding $390.0 million of 6.75% Notes issued in January 2004.  The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15.  No principal payments are due to be paid until maturity.  The Company has certain early redemption options under the terms of the 6.75% Notes.  The premium for early redemption of the 6.75% Notes ranges from 0% to 3.375%, depending on the date of redemption.  The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility.  The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (see Note 20, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).  The Indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies.

(g)
Other obligations primarily consist of a $6.2 million note outstanding to the Colorado Water Conservation Board, which matures in the year ending July 31, 2029, and capital leases totaling $0.5 million.  Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 3.5% to 6.0% and have maturities ranging from in the year ending July 31, 2010 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.

(i)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2009 reflected by fiscal year are as follows (in thousands):

Total
2010	$352
2011	1,827
2012	305
2013	319
2014	390,219
Thereafter	98,938
Total debt	$491,960

The Company recorded gross interest expense of $35.2 million, $44.1 million and $41.9 million for the years ended July 31, 2009, 2008 and 2007, respectively, of which $2.0 million, $2.5 million and $1.9 million was amortization of deferred financing costs.  The Company capitalized $7.6 million, $13.4 million and $9.3 million of interest during the years ended July 31, 2009, 2008 and 2007, respectively.  The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	July 31,
	2009	2008
Land and land improvements	$261,263	$265,123
Buildings and building improvements	750,063	685,393
Machinery and equipment	496,963	457,825
Furniture and fixtures	174,770	149,251
Software	44,584	39,605
Vehicles	33,991	28,829
Construction in progress	40,724	80,601
Gross property, plant and equipment	1,802,358	1,706,627
Accumulated depreciation	(744,700)	(649,790)
Property, plant and equipment, net	$1,057,658	$1,056,837

Depreciation expense for the years ended July 31, 2009, 2008 and 2007 totaled $106.6 million, $93.3 million and $84.0 million, respectively.

The composition of intangible assets follows (in thousands):

	July 31,
	2009	2008
Indefinite lived intangible assets
Trademarks	$66,013	$61,714
Water rights	10,684	10,684
Excess reorganization value	14,145	14,145
Other intangible assets	6,200	6,200
Gross indefinite-lived intangible assets	97,042	92,743
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	72,329	68,030

Goodwill
Goodwill	185,304	159,636
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	167,950	142,282

Amortizable intangible assets
Customer lists	19,414	17,814
Property management contracts	4,412	4,412
Forest Service permits	5,902	5,905
Other intangible assets	16,759	15,159
Gross amortizable intangible assets	46,487	43,290
Accumulated amortization
Customer lists	(17,934)	(17,814)
Property management contracts	(3,809)	(3,726)
Forest Service permits	(2,348)	(2,174)
Other intangible assets	(15,296)	(15,076)
Accumulated amortization	(39,387)	(38,790)
Amortizable intangible assets, net	7,100	4,500

Total gross intangible assets	328,833	295,669
Total accumulated amortization	(81,454)	(80,857)
Total intangible assets, net	$247,379	$214,812

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2009, 2008 and 2007 totaled $0.6 million, $0.5 million and $3.7 million, respectively, and is estimated to be approximately $0.7 million annually, on average, for the next five fiscal years.

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2009 and 2008 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2007	$107,139	$34,560	$141,699
Acquisition	583	--	583
Balance at July 31, 2008	107,722	34,560	142,282
Acquisition	--	25,668	25,668
Balance at July 31, 2009	$107,722	$60,228	$167,950

On November 1, 2008, the Company acquired substantially all of the assets of CME, a resort ground transportation business, for a total consideration of $38.2 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the purchase agreement.  The acquisition was accounted for as a business purchase combination using the purchase method of accounting.  The purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.  The Company has completed its preliminary purchase price allocation and has recorded $25.7 million in goodwill, $4.3 million in indefinite- lived intangible assets, $6.1 million of fixed assets and $3.2 million of other intangibles (with a weighted-average amortization period of 8.3 years) on the date of acquisition.  The operating results of CME are reported within the Lodging segment.  In December 2007, the Company acquired a retail/rental business, resulting in $0.6 million of goodwill.

The composition of accounts payable and accrued expenses follows (in thousands):

	July 31,
	2009	2008
Trade payables	$42,591	$53,187
Real estate development payables	45,681	52,574
Deferred revenue	57,171	45,805
Deferred real estate and other deposits	21,576	58,421
Accrued salaries, wages and deferred compensation	15,202	22,397
Accrued benefits	23,496	22,777
Accrued interest	14,002	14,552
Liability to complete real estate projects, short term	3,972	4,199
Other accruals	21,845	20,270
Total accounts payable and accrued expenses	$245,536	$294,182

The composition of other long-term liabilities follows (in thousands):

	July 31,
	2009	2008
Private club deferred initiation fee revenue and deposits	$153,265	$121,947
Deferred real estate deposits	32,792	45,775
Other long-term liabilities	47,112	15,921
Total other long-term liabilities	$233,169	$183,643

6.           Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2009:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%

The Company had total net investments in equity method affiliates of $7.8 million and $8.6 million as of July 31, 2009 and 2008, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets.  The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $4.6 million and $5.5 million as of July 31, 2009 and 2008, respectively.  During the years ended July 31, 2009, 2008 and 2007, distributions in the amounts of $1.7 million, $2.3 million and $5.8 million, respectively, were received from equity method affiliates.

7.           Variable Interest Entities

The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements.  As a group, as of July 31, 2009, the Employee Housing Entities had total assets of $36.2 million (primarily recorded in property, plant and equipment, net) and total liabilities of $70.0 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  The Company has issued under its Credit Facility $53.4 million letters of credit related to Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.3 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2009.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  The Company has extended a $2.0 million note receivable to one of these entities.  These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of July 31, 2009.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third parties, these VIEs had estimated total assets of approximately $229 million (unaudited) and total liabilities of approximately $151 million (unaudited).  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.3 million and the net book value of the intangible asset associated with a management agreement in the amount of $0.6 million as of July 31, 2009.

8.           Fair Value Measurements

SFAS 157 establishes how reporting entities should measure fair value for measurement and disclosure purposes.  SFAS 157 does not require any new fair value measurements but rather establishes a common definition of fair value applicable to all assets and liabilities measured at fair value.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by SFAS 157 prioritizes the inputs into valuation techniques used to measure fair value.  Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value.  The three levels of the hierarchy are as follows:

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

The table below summarizes the Company’s financial assets and liabilities measured at fair value in accordance with SFAS 157 as of July 31, 2009 (all other financial assets and liabilities applicable to SFAS 157 are immaterial) (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at
	July 31,
Description	2009	Level 1	Level 2	Level 3
Cash equivalents	$61,215	$47,915	$13,300	$--

The Company’s cash equivalents include money market funds and time deposits which are measured using Level 1 and Level 2 inputs utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.           Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006.  The relocation process (which also included the consolidation of certain other operations of the Company) was completed by July 31, 2007.  Charges associated with the relocation for the year ended July 31, 2007 were $1.4 million.  This amount excludes any of the benefits realized from the relocation and consolidation of offices.

10.           Sale of Business

On April 30, 2007, the Company sold its 54.5% interest in RTP to RTP’s minority shareholder for approximately $3.5 million.  As part of this transaction the Company retained source code rights to its internal use software and internet solutions.  The net impact to income before provision for income taxes in the accompanying Consolidated Statement of Operations for the year ended July 31, 2007 from this transaction was a gain of $0.1 million comprised of (i) a net loss of $0.6 million on the sale of its investment in RTP, which was recorded in “loss on sale of business, net” and (ii) a net gain of $0.7 million related to the elimination of the put option liability to RTP’s minority shareholder and the write-off of the associated put option intangible asset which was recorded in “gain on put option, net”.

11.           Put and Call Option

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

The Company’s and GSSI’s remaining put and call rights are as follows: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.  As of July 31, 2009, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $15.4 million.

12.           Income Taxes

As of July 31, 2009, the Company had utilized all available Federal net operating loss (“NOL”) carryforwards.  These NOL carryforwards expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code.  The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”).  However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOL carryforwards to reduce future taxable income.  As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and has reduced its federal tax liability in the amount of $19.6 million in subsequent returns.  These NOL carryforwards relate to fresh start accounting from the Company's reorganization in 1992.  During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s request for refund and its position to remove the restrictions under Section 382 of the Internal Revenue Code.  Consequently, the accompanying financial statements and table of deferred items and components of the tax provision have only recognized benefits related to the NOL carryforwards to the extent of the Section 382 Amount reported in its tax returns prior to its amendments.  The Company appealed the examiner's disallowance of these NOL carryforwards to the Office of Appeals.  In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation.  The Company disagrees with the IRS interpretation disallowing the utilization of the NOL’s and in August 2009 filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest.  The Company cannot predict the ultimate outcome of this matter or when this matter will be resolved.  If the Company is unsuccessful in this matter, it will not negatively impact the Company’s results of operations.

The Company has state NOL carryforwards (primarily California) totaling $25.1 million which expire by the year ending July 31, 2015.  As of July 31, 2009, the Company has recorded a valuation allowance of $1.6 million, primarily due to California NOL carryforwards generated in prior years, as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.  Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2009	2008
Deferred income tax liabilities:
Fixed assets	$108,417	$89,343
Intangible assets	27,878	26,542
Real estate and other investments	944	--
Other, net	2,647	2,455
Total	139,886	118,340
Deferred income tax assets:
Deferred membership revenue	28,722	30,807
Real estate and other investments	652	11,007
Deferred compensation and other accrued expenses	18,315	14,083
Net operating loss carryforwards other tax credits	1,444	2,775
Other, net	1,404	1,119
Total	50,537	59,791
Valuation allowance for deferred income taxes	(1,588)	(1,588)
Deferred income tax assets, net of valuation allowance	48,949	58,203
Net deferred income tax liability	$90,937	$60,137

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2009	2008
Net current deferred income tax asset	$21,297	$15,142
Net non-current deferred income tax liability	112,234	75,279
Net deferred income tax liability	$90,937	$60,137

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2009	2008	2007
Current:
Federal	$(242)	$50,169	$37,962
State	119	6,710	5,566
Total current	(123)	56,879	43,528
Deferred:
Federal	27,358	5,533	(4,125)
State	3,409	674	(149)
Total deferred	30,767	6,207	(4,274)
Provision for income taxes	$30,644	$63,086	$39,254

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States Federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2009	2008	2007
At U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.9%	2.9%	3.5%
Nondeductible compensation	--%	--%	0.4%
Nondeductible meals or entertainment	0.2%	0.1%	0.2%
General business credits	(0.8)%	(0.4)%	(0.6)%
Other	1.2%	0.4%	0.5%
	38.5%	38.0%	39.0%

The Company adopted the provisions of FIN 48 on August 1, 2007.  As of the date of adoption, the accrual for uncertain tax positions was $13.1 million.  The adoption of FIN 48 did not impact the amount of the Company’s unrecognized tax benefits.  However, the adoption did result in a reclassification of $2.8 million of liabilities for unrecognized tax benefits from deferred income tax liabilities to other long-term liabilities to conform to the balance sheet presentation requirements of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of August 1, 2007	$12,257
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	6,331
Reductions for tax positions of prior years	(237)
Settlements	(555)
Balance as of July 31, 2008	$17,796
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	9,524
Reductions for tax positions of prior years	--
Settlements	--
Balance as of July 31, 2009	$27,320

As of July 31, 2009, the amount of unrecognized tax benefits recorded in other long-term liabilities was $27.3 million, of which $1.5 million would, if recognized, decrease the Company’s effective tax rate.  The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense.  As of July 31, 2009 and 2008, accrued interest and penalties, net of tax, is $2.4 million and $1.9 million, respectively.  For the years ended July 31, 2009, 2008 and 2007, the Company recognized $0.5 million, $1.1 million and $0.8 million of interest expense and penalties, net of tax, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  As discussed above, the examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards; however, the Company has filed a complaint in Federal court.  With the exception of the utilization of NOL carryforwards as discussed above, the Company is no longer subject to U.S. Federal examinations for tax years prior to 2006.  With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2004.

13.           Related Party Transactions

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek.  The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis.  Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2009, 2008 and 2007 totaled $8.0 million, $7.5 million and $7.1 million, respectively.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest.  SSF/VARE is the broker for several of the Company's developments.  The Company recorded net real estate commissions expense of approximately $9.6 million, $14.7 million and $3.4 million for payments made to SSF/VARE during the years ended July 31, 2009, 2008 and 2007, respectively.  SSF/VARE leases space for real estate offices from the Company.  The Company recognized approximately $0.5 million, $0.4 million and $0.4 million in revenue related to these leases for the years ended July 31, 2009, 2008 and 2007, respectively.

In December 2008, Robert A. Katz, Chairman of the Board of Directors and Chief Executive Officer of the Company, purchased a unit at The Lodge at Vail Chalets project located near the Vista Bahn at the base of Vail Mountain for a total purchase price of $14.0 million.  The sale of the unit by the Company to Mr. Katz was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In December 2004, Adam Aron, the former Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ronald Baron, an affiliate of a significant shareholder in the Company, reserved the purchase of condominium units at the Arrabelle at Vail Square project.  In July 2008, Mr. Aron and Mr. Baron each purchased a condominium unit for $4.6 million and $15.6 million, respectively.  The sale of the condominiums was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

14.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.9 million and $1.6 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2009 and 2008, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2016.

Guarantees

As of July 31, 2009, the Company had various other guarantees, primarily in the form of letters of credit in the amount of $88.6 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $28.7 million of construction and development related guarantees and $6.1 million for workers’ compensation and general liability deductibles related to construction and development activities.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees’ use of the Company’s trademarks and logos, indemnities for liabilities associated with the infringement of other parties’ technology and software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company’s use of trustees, indemnities related to the Company’s use of public lands and environmental indemnifications.  The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Financial Statements, either because the Company has recorded on its Consolidated Balance Sheets the underlying liability associated with the guarantee, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements as prescribed by GAAP, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause.  In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision.  Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company’s trademarks and logos.  The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

The Company has executed as lessee operating leases for the rental of office and commercial space, employee residential units, office equipment and vehicles through fiscal 2024.  Certain of these leases have renewal terms at the Company's option, escalation clauses, rent holidays and leasehold improvement incentives.  Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term.  Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease.  For the years ended July 31, 2009, 2008 and 2007, the Company recorded lease expense related to these agreements of $28.8 million, $24.8 million and $22.3 million, respectively, which is included in the accompanying Consolidated Statements of Operations.

Future minimum lease payments under these leases as of July 31, 2009 are as follows (in thousands):

2010	$16,550
2011	13,120
2012	10,583
2013	9,269
2014	7,578
Thereafter	23,701
Total	$80,801

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company’s real estate operations.  Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of July 31, 2009 and 2008, the accrual for the above loss contingencies was not material individually and in the aggregate.

Cheeca Lodge & Spa Contract Dispute

On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC, related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “Contract dispute credit, net” in the Consolidated Condensed Statement of Operations for the year ended July 31, 2008.

15.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company’s ski resorts and related ancillary activities.  The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, GTLC, condominium management, CME and golf operations.  The Real Estate segment owns and develops real estate in and around the Company’s resort communities.  The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss, and for the Real Estate segment, plus gain on sale of real property) which is a non-GAAP financial measure.  The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2009	2008	2007
Net revenue:
Lift tickets	$276,542	$301,914	$286,997
Ski school	65,336	81,384	78,848
Dining	52,259	62,506	59,653
Retail/rental	147,415	168,765	160,542
Other	73,045	70,964	79,337
Total Mountain net revenue	614,597	685,533	665,377
Lodging	176,241	170,057	162,451
Resort	790,838	855,590	827,828
Real estate	186,150	296,566	112,708
Total net revenue	$976,988	$1,152,156	$940,536
Segment operating expense:
Mountain	$451,025	$470,362	$462,708
Lodging	169,482	159,832	144,252
Resort	620,507	630,194	606,960
Real estate	142,070	251,338	115,190
Total segment operating expense	$762,577	$881,532	$722,150

Gain on sale of real property	$--	$709	$--
Mountain equity investment income, net	$817	$5,390	$5,059

Reported EBITDA:
Mountain	$164,389	$220,561	$207,728
Lodging	6,759	10,225	18,199
Resort	171,148	230,786	225,927
Real estate	44,080	45,937	(2,482)
Total Reported EBITDA	$215,228	$276,723	$223,445

Real estate held for sale and investment	$311,485	$249,305	$357,586

Reconciliation to net income:
Total Reported EBITDA	$215,228	$276,723	$223,445
Depreciation and amortization	(107,213)	(93,794)	(87,664)
Relocation and separation charges	--	--	(1,433)
Loss on disposal of fixed assets, net	(1,064)	(1,534)	(1,083)
Investment income, net	1,793	8,285	12,403
Interest expense, net	(27,548)	(30,667)	(32,625)
Loss from sale of business, net	--	--	(639)
Contact dispute credit (charges), net	--	11,920	(4,642)
Gain on put option, net	--	--	690
Minority interest in income of consolidated subsidiaries, net	(1,602)	(4,920)	(7,801)
Income before provision for income taxes	79,594	166,013	100,651
Provision for income taxes	(30,644)	(63,086)	(39,254)
Net income	$48,950	$102,927	$61,397

16.           Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2009
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2009	2009	2009	2009	2008
Mountain revenue	$614,597	$36,150	$279,180	$258,489	$40,778
Lodging revenue	176,241	44,942	44,896	41,150	45,253
Real estate revenue	186,150	20,836	9,407	89,157	66,750
Total net revenue	976,988	101,928	333,483	388,796	152,781
Income (loss) from operations	106,134	(58,014)	107,580	106,543	(49,975)
Net income (loss)	$48,950	$(38,730)	$61,639	$60,545	$(34,504)
Basic net income (loss) per common share	$1.34	$(1.07)	$1.69	$1.66	$(0.93)
Diluted net income (loss) per common share	$1.33	$(1.07)	$1.68	$1.65	$(0.93)

	2008
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2008	2008	2008	2008	2007
Mountain revenue	$685,533	$37,549	$325,726	$279,722	$42,536
Lodging revenue	170,057	48,323	43,590	34,827	43,317
Real estate revenue	296,566	184,587	54,474	45,471	12,034
Total net revenue	1,152,156	270,459	423,790	360,020	97,887
Income (loss) from operations	176,005	(15,824)	151,461	92,572	(52,204)
Contract dispute credit, net	11,920	--	--	--	11,920
Net income (loss)	$102,927	$(11,123)	$87,341	$51,319	$(24,610)
Basic net income (loss) per common share	$2.67	$(0.29)	$2.26	$1.32	$(0.63)
Diluted net income (loss) per common share	$2.64	$(0.29)	$2.24	$1.31	$(0.63)

17.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the year ended July 31, 2009, the Company repurchased 874,427 shares of common stock at a cost of $22.4 million.  Since inception of this stock repurchase plan through July 31, 2009, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million.  As of July 31, 2009, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

18.           Stock Compensation Plan

The Company has a share award plan (the “Plan”) which has been approved by the Company's shareholders.  Under the Plan, 5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates.  The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors.  All share-based awards (except for restricted shares and restricted share units) granted under these plans have a life of ten years.  Most awards vest ratably over three years; however some have been granted with different vesting schedules.  To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under the Plan.  At July 31, 2009, approximately 1.3 million share-based awards were available to be granted under the Plan.

The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2009, 2008 and 2007 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below.  A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards.  As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model.  Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed.  Expected volatility is based on historical volatility of the Company's stock.  The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2009	2008	2007
Expected volatility	37.1- 41.0%	36.6%	37.4%
Expected dividends	--%	--%	--%
Expected term (average in years)	5.4 – 5.7	5.4	5.3
Risk-free rate	2.1-4.9%	4.0-5.1%	4.3-4.8%

The Company has estimated forfeiture rates that range from 12.4% to 16.1% in its calculation of stock-based compensation expense for the year ended July 31, 2009.  These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the share-based compensation plan as of July 31, 2007, 2008 and 2009, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Awards	Price	Contractual Term	Value
Outstanding at July 31, 2006	1,783	$22.18
Granted	227	42.37
Exercised	(649)	17.71
Forfeited or expired	(165)	28.63
Outstanding at July 31, 2007	1,196	$27.55
Granted	221	59.56
Exercised	(117)	20.40
Forfeited or expired	(81)	45.71
Outstanding at July 31, 2008	1,219	$32.83
Granted	1,055	27.88
Exercised	(31)	17.54
Forfeited or expired	(60)	38.97
Outstanding at July 31, 2009	2,183	$30.49	7.8 years	$9,438
Exercisable at July 31, 2009	999	$29.23	6.0 years	$3,555

The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2009, 2008 and 2007 was $10.34, $21.64 and $16.18, respectively.  The total intrinsic value of options exercised during the years ended July 31, 2009, 2008 and 2007 was $0.3 million, $4.1 million and $19.8 million, respectively.  The Company had 315,000, 308,000 and 508,000 options and SARs that vested during the years ended July 31, 2009, 2008 and 2007, respectively.  These awards had a total fair value of $1.5 million, $9.5 million and $10.9 million at the date of vesting for the years ended July 31, 2009, 2008 and 2007, respectively. The Company granted 397,000 restricted share units during the year ended July 31, 2009 with a weighted-average grant-date fair value of $26.83.  The Company granted 97,000 restricted share units during the year ended July 31, 2008 with a weighted-average grant-date fair value of $57.72.  The Company granted 102,000 restricted share units during the year ended July 31, 2007 with a weighted-average grant-date fair value of $41.76.  The Company had 137,000, 79,000 and 75,000 restricted share awards/units that vested during the years ended July 31, 2009, 2008 and 2007, respectively.  These awards/units had a total fair value of $3.1 million, $4.8 million and $3.0 million at the date of vesting for the years ended July 31, 2009, 2008 and 2007, respectively.

A summary of the status of the Company's nonvested options and SARs as of July 31, 2009, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2008	497	$16.98
Granted	1,055	10.34
Vested	(315)	15.22
Forfeited	(53)	14.60
Nonvested at July 31, 2009	1,184	$11.64

A summary of the status of the Company's nonvested restricted share units as of July 31, 2009, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2008	186	$43.32
Granted	397	28.63
Vested	(137)	36.62
Forfeited	(23)	38.29
Nonvested at July 31, 2009	423	$30.29

As of July 31, 2009, there was $16.9 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the share-based compensation plan, of which $8.9 million, $6.6 million and $1.4 million of expense is expected to be recognized in the years ending July 31, 2010, 2011 and 2012, respectively, assuming no future share-based awards are granted.

Cash received from options exercised under all share-based payment arrangements was $0.6 million, $2.0 million and $11.5 million for the years ended July 31, 2009, 2008 and 2007, respectively.  The tax benefit realized or to be realized for the tax deductions from options/SARs exercised and restricted stock awards/units vested was $1.6 million, $3.1 million and $8.3 million for the years ended July 31, 2009, 2008 and 2007, respectively.

The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

19.           Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees.  Under this Retirement Plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21.  Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code.  Prior to January 1, 2009, the Company matched an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date.  On January 1, 2009, the Company suspended making matching contributions to the Retirement Plan for an indefinite period of time.  The Company's matching contribution is entirely discretionary and may be reinstated, reduced or eliminated at any time.

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2009, 2008 and 2007 was $1.3 million, $2.9 million and $2.8 million, respectively.

20.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheets are presented as of July 31, 2009 and 2008.  Statements of operations and statements of cash flows are presented for the years ended July 31, 2009, 2008 and 2007.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2009
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$66,364	$2,934	$--	$69,298
Restricted cash	--	11,065	--	--	11,065
Trade receivables, net	--	56,834	1,229	--	58,063
Inventories, net	--	11,895	37,052	--	48,947
Other current assets	21,333	18,407	1,875	--	41,615
Total current assets	21,333	164,565	43,090	--	228,988
Property, plant and equipment, net	--	991,027	66,631	--	1,057,658
Real estate held for sale and investment	--	311,485	--	--	311,485
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,580	15,849	--	79,429
Other assets	3,226	30,710	5,034	--	38,970
Investments in subsidiaries and advances to (from) parent	1,290,532	307,124	(15,179)	(1,582,477)	--
Total assets	$1,315,091	$2,017,193	$134,673	$(1,582,477)	$1,884,480

Current liabilities:
Accounts payable and accrued expenses	$12,412	$214,021	$19,103	$--	$245,536
Income taxes payable	5,460	--	--	--	5,460
Long-term debt due within one year	--	9	343	--	352
Total current liabilities	17,872	214,030	19,446	--	251,348
Long-term debt	390,000	42,716	58,892	--	491,608
Other long-term liabilities	29,690	200,974	2,505	--	233,169
Deferred income taxes	112,234	--	--	--	112,234
Minority interest in net assets of consolidated subsidiaries	--	--	--	30,826	30,826
Total stockholders’ equity	765,295	1,559,473	53,830	(1,613,303)	765,295
Total liabilities and stockholders’ equity	$1,315,091	$2,017,193	$134,673	$(1,582,477)	$1,884,480

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

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2009
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$828,300	$158,016	$(9,328)	$976,988
Total operating expense	498	724,985	154,547	(9,176)	870,854
(Loss) income from operations	(498)	103,315	3,469	(152)	106,134
Other (expense) income, net	(27,035)	3,813	(2,685)	152	(25,755)
Equity investment income, net	--	817	--	--	817
Minority interest in income of consolidated subsidiaries, net	--	--	--	(1,602)	(1,602)
(Loss) income before income taxes	(27,533)	107,945	784	(1,602)	79,594
Benefit (provision) for income taxes	10,600	(41,244)	--	--	(30,644)
Net (loss) income before equity in income of consolidated subsidiaries	(16,933)	66,701	784	(1,602)	48,950
Equity in income (loss) of consolidated subsidiaries	65,883	(818)	--	(65,065)	--
Net income	$48,950	$65,883	$784	$(66,667)	$48,950

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

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$719,258	$234,780	$(13,502)	$940,536
Total operating expense	510	612,972	210,301	(11,453)	812,330
(Loss) income from operations	(510)	106,286	24,479	(2,049)	128,206
Other (expense) income, net	(27,037)	5,950	(3,929)	152	(24,864)
Equity investment income, net	--	5,059	--	--	5,059
Loss on sale of business, net	--	(639)	--	--	(639)
Gain on put option, net	--	690	--	--	690
Minority interest in income of consolidated subsidiaries, net	--	--	--	(7,801)	(7,801)
(Loss) income before income taxes	(27,547)	117,346	20,550	(9,698)	100,651
Benefit (provision) for income taxes	10,743	(50,124)	127	--	(39,254)
Net (loss) income before equity in income of consolidated subsidiaries	(16,804)	67,222	20,677	(9,698)	61,397
Equity in income of consolidated subsidiaries	78,201	--	--	(78,201)	--
Net income	$61,397	$67,222	$20,677	$(87,899)	$61,397

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2009
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$(11,385)	$137,693	$7,968	$134,276

Cash flows from investing activities:
Capital expenditures	--	(97,215)	(9,276)	(106,491)
Acquisition of business	--	(38,170)	--	(38,170)
Other investing activities, net	--	(496)	532	36
Net cash used in investing activities	--	(135,881)	(8,744)	(144,625)

Cash flows from financing activities:
Repurchase of common stock	(22,367)	--	--	(22,367)
Proceeds from borrowings under Non-Recourse Real Estate Financings	--	9,013	--	9,013
Payments of Non-Recourse Real Estate Financings	--	(58,407)	--	(58,407)
Proceeds from borrowings under other long-term debt	--	--	67,280	67,280
Payments of other long-term debt	--	(15,019)	(67,613)	(82,632)
Advances from (to) affiliates	33,010	(32,032)	(978)	--
Other financing activities, net	742	4,215	(542)	4,415
Net cash provided by (used in) financing activities	11,385	(92,230)	(1,853)	(82,698)

Net decrease in cash and cash equivalents	--	(90,418)	(2,629)	(93,047)
Cash and cash equivalents
Beginning of period	--	156,782	5,563	162,345
End of period	$--	$66,364	$2,934	$69,298

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$9,792	$103,610	$103,594	$216,996

Cash flows from investing activities:
Capital expenditures	--	(95,291)	(55,601)	(150,892)
Other investing activities, net	--	2,956	(199)	2,757
Net cash used in investing activities	--	(92,335)	(55,800)	(148,135)

Cash flows from financing activities:
Repurchase of common stock	(99,615)	--	--	(99,615)
Proceeds from borrowings under Non-Recourse Real Estate Financings	--	--	136,519	136,519
Payments of Non-Recourse Real Estate Financings	--	--	(174,008)	(174,008)
Proceeds from borrowings under other long-term debt	--	--	77,641	77,641
Payments of other long-term debt	--	(65)	(78,056)	(78,121)
Advances from (to) affiliates	85,962	(85,048)	(914)	--
Other financing activities, net	3,861	4,668	(8,280)	249
Net cash used in financing activities	(9,792)	(80,445)	(47,098)	(137,335)

Net (decrease) increase in cash and cash equivalents	--	(69,170)	696	(68,474)
Cash and cash equivalents
Beginning of period	--	225,952	4,867	230,819
End of period	$--	$156,782	$5,563	$162,345

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(41,046)	$191,441	$(31,953)	$118,442

Cash flows from investing activities:
Capital expenditures	--	(76,563)	(42,669)	(119,232)
Cash received from sale of businesses	--	3,544	--	3,544
Purchase of minority interest	--	(8,387)	--	(8,387)
Other investing activities, net	--	(2,561)	(5,510)	(8,071)
Net cash used in investing activities	--	(83,967)	(48,179)	(132,146)

Cash flows from financing activities:
Repurchase of common stock	(15,007)	--	--	(15,007)
Net proceeds (payments) from borrowings under long-term debt	--	(9,898)	72,752	62,854
Advances from (to) affiliates	38,926	(53,384)	14,458	--
Other financing activities, net	17,127	1,762	(14,007)	4,882
Net cash provided by (used in) financing activities	41,046	(61,520)	73,203	52,729

Net increase (decrease) in cash and cash equivalents	--	45,954	(6,929)	39,025
Cash and cash equivalents
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$225,952	$4,867	$230,819

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

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The New York Stock Exchange requires chief executive officers of listed corporations to certify that they are not aware of any violations by their company of the exchange’s corporate governance listing standards.  Following the 2008 annual meeting of stockholders, the Company submitted the annual certification by the Chief Executive Officer to the New York Stock Exchange.

The Company has filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K for the year ended July 31, 2009, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company’s public disclosure.

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the 2009 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2009 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2009 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2009 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2009 annual meeting of stockholders.

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

4.1(g)	Supplemental Indenture, dated as of August 24, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	63
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

10.3(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.3(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.3(f)	Amendment No. 5 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)
10.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.4(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.4(f)	Amendment No. 3 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)
10.5(a)	Forest Service Unified Permit for Vail ski area, dated November 23, 1993. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)
10.5(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
10.5(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)
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

10.8(a)	Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as Co-Documentation Agents the Lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.	69
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

10.8(d)	Limited Waiver, Release, and Third Amendment to Fourth Amended and Restated Credit Agreement, dated March 13, 2007.	196
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

10.16*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)
10.17*	Form of Restricted Share [Unit] Agreement. (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)
10.18*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)
10.19*	Stock Option Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.20*	Summary of Vail Resorts, Inc. Director Compensation, effective March 10, 2009.	231
10.21*	Vail Resorts Deferred Compensation Plan, effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)
10.22	Vail Resorts Deferred Compensation Plan, effective as of January 1, 2005.	232
10.23*	Vail Resorts, Inc. Executive Perquisite Fund Program. (Incorporated by reference to Exhibit 10.27 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)
10.24*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.7 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)
10.25*
Agreement, dated January 7, 2008, by and among Vail Associates, Inc., William A. Jensen and Intrawest ULC.  (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2008.)

10.26*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc. and Robert A. Katz.  (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.27(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Jeffrey W. Jones and Vail Resorts, Inc. (Incorporated by reference to Exhibit 10.2 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.27(b)*
Restated First Amendment to Amended and Restated Employment Agreement, dated September 18, 2008, by and between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.28(b) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

10.28*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Keith Fernandez.  (Incorporated by reference to Exhibit 10.3 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.29*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and John McD. Garnsey.  (Incorporated by reference to Exhibit 10.4 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.30(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Blaise Carrig.  (Incorporated by reference to Exhibit 10.5 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.30(b)*
Addendum to the Employment Agreement, dated September 1, 2002, between Blaise Carrig and Heavenly Valley, Limited Partnership. (Incorporated by reference to Exhibit 10.31(b) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

10.31	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)
21	Subsidiaries of Vail Resorts, Inc.	258
22	Consent of Independent Registered Public Accounting Firm.	264
23	Power of Attorney. Included on signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	265
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	266
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	267
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

c)           Financial Statement Schedules

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
2007
Inventory Reserves	$755	$2,202	$(2,131)	$826
Valuation Allowance on Income Taxes	1,605	--	(17)	1,588
Trade Receivable Allowances	1,388	1,638	(908)	2,118

2008
Inventory Reserves	826	2,729	(2,344)	1,211
Valuation Allowance on Income Taxes	1,588	--	--	1,588
Trade Receivable Allowances	2,118	670	(1,122)	1,666

2009
Inventory Reserves	1,211	2,496	(2,252)	1,455
Valuation Allowance on Income Taxes	1,588	--	--	1,588
Trade Receivable Allowances	$1,666	$2,109	$(1,898)	$1,877

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2009	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 24, 2009	Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey W. Jones or Mark L. Schoppet his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2009.

Signature	Title

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Jeffrey W. Jones	Senior Executive Vice President,
Jeffrey W. Jones	Chief Financial Officer and Director
(Principal Financial Officer)

/s/ Roland A. Hernandez
Roland A. Hernandez	Director

/s/ Thomas D. Hyde
Thomas D. Hyde	Director

/s/ Richard D. Kincaid
Richard D. Kincaid	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ William P. Stiritz
William P. Stiritz	Director