Form 10-Q
period 2009-10-31
VAIL RESORTS INC
filed 2009-12-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of December 2, 2009, 36,243,341 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2009, July 31, 2009 and October 31, 2008		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2009 and 2008		F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2009 and 2008		F-4
Notes to Consolidated Condensed Financial Statements		F-5

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31,	July 31,	October 31,
	2009	2009	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,019	$69,298	$102,668
Restricted cash	13,436	11,065	12,453
Trade receivables, net	32,821	58,063	44,468
Inventories, net	62,779	48,947	67,718
Other current assets	48,822	41,615	41,988
Total current assets	170,877	228,988	269,295
Property, plant and equipment, net (Note 5)	1,051,933	1,057,658	1,077,760
Real estate held for sale and investment	366,748	311,485	256,323
Goodwill, net	167,950	167,950	142,282
Intangible assets, net	79,353	79,429	72,463
Other assets	33,269	38,970	47,062
Total assets	$1,870,130	$1,884,480	$1,865,185

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$330,272	$245,536	$327,516
Income taxes payable	5,725	5,460	49,784
Long-term debt due within one year (Note 4)	1,862	352	354
Total current liabilities	337,859	251,348	377,654
Long-term debt (Note 4)	489,919	491,608	491,778
Other long-term liabilities (Note 5)	199,288	233,169	223,381
Deferred income taxes	87,993	112,234	57,063
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest (Note 8)	16,847	15,415	31,947
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,121,309 (unaudited), 40,049,988 and 40,000,502 (unaudited) shares issued, respectively	401	400	400
Additional paid-in capital	558,202	555,728	547,043
Retained earnings	315,822	356,995	260,014
Treasury stock, at cost; 3,878,535 (unaudited), 3,878,535 and 3,282,508 (unaudited) shares, respectively (Note 11)	(147,828)	(147,828)	(132,873)
Total Vail Resorts, Inc. stockholders’ equity	726,597	765,295	674,584
Noncontrolling interests	11,627	15,411	8,778
Total stockholders’ equity	738,224	780,706	683,362
Total liabilities and stockholders’ equity	$1,870,130	$1,884,480	$1,865,185

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	October 31,
	2009	2008
Net revenue:
Mountain	$39,204	$40,778
Lodging	41,355	45,253
Real estate	205	66,750
Total net revenue	80,764	152,781
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	76,468	81,223
Lodging	42,623	44,898
Real estate	5,177	51,377
Total segment operating expense	124,268	177,498
Other operating (expense) income:
Depreciation and amortization	(27,184)	(25,078)
Gain on sale of real property	6,087	--
Loss on disposal of fixed assets, net	(113)	(180)
Loss from operations	(64,714)	(49,975)
Mountain equity investment income, net	254	1,015
Investment income	230	643
Interest expense, net	(4,835)	(7,947)
Loss before benefit from income taxes	(69,065)	(56,264)
Benefit from income taxes	25,554	19,409
Net loss	(43,511)	(36,855)
Net loss attributable to noncontrolling interests	2,338	2,351
Net loss attributable to Vail Resorts, Inc.	$(41,173)	$(34,504)

Per share amounts (Note 3):
Basic net loss per share	$(1.14)	$(0.93)
Diluted net loss per share	$(1.14)	$(0.93)

The accompanying Notes are an integral part of these consolidated condensed financial statements.

 Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(43,511)	$(36,855)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,184	25,078
Cost of real estate sales	--	40,127
Gain on sale of real property	(6,087)	--
Stock-based compensation expense	3,464	2,567
Deferred income taxes, net	(25,554)	(19,188)
Other non-cash income, net	(2,085)	(1,807)
Changes in assets and liabilities:
Restricted cash	(2,371)	45,984
Accounts receivable, net	25,242	6,616
Inventories, net	(13,832)	(18,010)
Investments in real estate	(59,880)	(50,774)
Accounts payable and accrued liabilities	52,409	40,063
Deferred real estate deposits	139	(11,149)
Private club deferred initiation fees and deposits	373	34,637
Other assets and liabilities, net	(442)	(6,370)
Net cash (used in) provided by operating activities	(44,951)	50,919
Cash flows from investing activities:
Capital expenditures	(20,753)	(43,384)
Cash received from sale of real property	8,920	--
Other investing activities, net	(217)	(2,582)
Net cash used in investing activities	(12,050)	(45,966)
Cash flows from financing activities:
Repurchases of common stock	--	(7,412)
Proceeds from borrowings under non-recourse real estate financings	--	9,013
Payments of non-recourse real estate financings	--	(58,407)
Proceeds from borrowings under other long-term debt	29,457	20,640
Payments of other long-term debt	(29,636)	(35,808)
Other financing activities, net	901	7,344
Net cash provided by (used in) financing activities	722	(64,630)
Net decrease in cash and cash equivalents	(56,279)	(59,677)
Cash and cash equivalents:
Beginning of period	69,298	162,345
End of period	$13,019	$102,668

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

2.           Summary of Significant Accounting Policies

The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the United States of America for financial statements of interim and annual periods ending after September 15, 2009 (the Company’s first quarter for fiscal year 2010).  This standard does not alter current accounting principles generally accepted in the United States of America (“GAAP”), but rather integrates existing accounting standards with other authoritative guidance.

Basis of Presentation

Consolidated Condensed Financial Statements-- In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for interim periods are not indicative of the results for the entire fiscal year.  The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 31, 2009.  Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with GAAP have been condensed or omitted.  The July 31, 2009 Consolidated Condensed Balance Sheet was derived from audited financial statements.

Management has evaluated subsequent events through December 7, 2009, the date these financial statements were available to be issued.

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

Noncontrolling Interests in Consolidated Financial Statements-- Effective August 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  The guidance of this statement is now included in ASC Topic 810 “Consolidation”.  This statement requires the presentation of net income (loss) allocable to noncontrolling interests (previously referred to as minority interest) along with net income (loss) attributable to the stockholders of the Company separately in its consolidated statement of operations.  Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the consolidated balance sheet, apart from the Company’s equity.  However, redeemable noncontrolling interests in which the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from a noncontrolling interest holder, must be classified outside of stockholders’ equity.  Since the Company is subject to a put option with respect to SSV beginning August 1, 2010 and each year thereafter (see Note 8, Redeemable Noncontrolling Interest, of the Notes to Consolidated Condensed Financial Statements), the redeemable noncontrolling interest in SSV has been classified in the mezzanine section of the accompanying consolidated condensed balance sheets at its estimated redemption value at the end of each reporting period.

Upon adoption, the provisions of this statement have been applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.  The retrospective impact of applying this guidance was a reclassification of $15.4 million and $31.9 million as of July 31, 2009 and October 31, 2008, respectively, of minority interest to redeemable noncontrolling interest, representing noncontrolling interest subject to the SSV put option, and a reduction in retained earnings of $13.5 million as of October 31, 2008, representing the difference in the estimated redemption value as of October 31, 2008 and the carrying value of the SSV noncontrolling interest.  In addition, as of July 31, 2009 and October 31, 2009, the portion of minority interest, which is not subject to the SSV put option, has been reclassified as part of equity-noncontrolling interests.  The following table summarizes the changes in total stockholders’ equity (in thousands):

	Three Months Ended October 31,
	2009			2008
	Vail Resorts Stockholders	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders	Noncontrolling Interests	Total Equity
Balance, beginning of period	$765,295	$15,411	$780,706	$716,633	$8,848	$725,481
Net loss	(41,173)	(2,338)	(43,511)	(34,504)	(2,351)	(36,855)
Stock-based compensation expense	3,464	--	3,464	2,567	--	2,567
Issuance of shares under share award plans	(724)	--	(724)	(1,079)	--	(1,079)
Tax benefit from share award plans	(265)	--	(265)	(214)	--	(214)
Repurchases of common stock	--	--		(7,413)	--	(7,413)
Adjustment to redemption value of redeemable noncontrolling interest	--	(1,431)	(1,431)	(1,406)	2,646	1,240
Distributions to noncontrolling interests, net	--	(15)	(15)	--	(365)	(365)
Balance, end of period	$726,597	$11,627	$738,224	$674,584	$8,778	$683,362

Additionally, upon adoption of this statement, even though the Company’s total provision (benefit) for income taxes did not change, the Company’s effective tax rate calculation has changed because net income (loss) attributable to noncontrolling interests is no longer included in the determination of pre-tax income (loss) in calculating its effective tax rate.

Fair Value Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature.  The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Notes (Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of October 31, 2009 is presented below (in thousands):

	October 31, 2009
	Carrying	Fair
	Value	Value
6.75% Notes	$390,000	$385,125
Industrial Development Bonds	42,700	45,464
Other long-term debt	$6,506	$6,296

New Accounting Standards

Fair Value Measurements and Disclosures-- In September 2006, the FASB issued guidance which is included in ASC Topic 820, “Fair Value Measurements and Disclosures” (SFAS No. 157 “Fair Value Measurements”) on fair value measurements and disclosures.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value guidance in this standard for financial assets and liabilities was effective for the Company on August 1, 2008.  The Company adopted the guidance for nonfinancial assets and liabilities on August 1, 2009 and the provisions did not have a material impact on the Company’s financial position or results of operations.

Business Combinations-- In December 2007, the FASB issued guidance which is included in ASC Topic 805, “Business Combinations” (SFAS No. 141R, “Business Combinations”) which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This standard also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  The guidance was effective for the Company on August 1, 2009 and will be applied prospectively to business combinations.

 Amendments to FASB Interpretation, Consolidation of Variable Interest Entities-- In June 2009, the FASB issued guidance which is included in ASC 810, “Consolidation” (SFAS 167 “Amendments to FASB No. 46(R)”) which amends the consolidation guidance for variable interest entities.  Under this new standard, entities must perform a qualitative assessment in determining the primary beneficiary of a variable interest entity which includes, among other things, consideration as to whether a variable interest holder has the power to direct the activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard is effective for the Company beginning August 1, 2010 (the Company’s fiscal year ending July 31, 2011).  The Company is currently evaluating the impacts, if any, the adoption of this new standard will have on the Company’s financial position or results of operations.

Revenue Recognition Guidance for Arrangements with Multiple Deliverables-- In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverables Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition”, and the Emerging Issues Task Force Issue No. 08-01 “Revenue Arrangements with Multiple Deliverables”) which amends the revenue recognition guidance for arrangements with multiple deliverables.  This new standard requires entities to allocate revenue in arrangements with multiple deliverables using estimated selling prices and eliminates the use of the residual method.  The provisions of this new standard are effective for the Company beginning August 1, 2010 (the Company’s fiscal year ending July 31, 2011); however, early adoption is permitted.  The Company is currently evaluating the impacts, if any, the adoption of this new standard will have on the Company’s financial position or results of operations.

3.           Net Loss Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts.  Presented below is basic and diluted EPS for the three months ended October 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(41,173)	$(41,173)	$(34,504)	$(34,504)

Weighted-average shares outstanding	36,201	36,201	36,922	36,922
Effect of dilutive securities	--	--	--	--
Total shares	36,201	36,201	36,922	36,922

Net loss per share	$(1.14)	$(1.14)	$(0.93)	$(0.93)

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.3 million and 0.8 million for the three months ended October 31, 2009 and 2008, respectively.

4.           Long-Term Debt

Long-term debt as of October 31, 2009, July 31, 2009 and October 31, 2008 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (a)	2009	2009	2008
Credit Facility Revolver	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds	2011-2020	42,700	42,700	42,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.75% Senior Subordinated Notes ("6.75% Notes")	2014	390,000	390,000	390,000
Other	2009-2029	6,506	6,685	6,857
Total debt		491,781	491,960	492,132
Less: Current maturities (b)		1,862	352	354
Long-term debt		$489,919	$491,608	$491,778

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2009 reflected by fiscal year are as follows (in thousands):

Total
2010	$169
2011	1,831
2012	305
2013	319
2014	390,219
Thereafter	98,938
Total debt	$491,781

The Company incurred gross interest expense of $8.4 million and $9.7 million for the three months ended October 31, 2009 and 2008, respectively, of which $0.4 million and $0.8 million was amortization of deferred financing costs.  The Company capitalized $3.5 million and $1.7 million of interest during the three months ended October 31, 2009 and 2008, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	October 31,	July 31,	October 31,
	2009	2009	2008
Land and land improvements	$264,030	$261,263	$266,194
Buildings and building improvements	751,038	750,063	729,211
Machinery and equipment	499,768	496,963	459,544
Furniture and fixtures	175,061	174,770	152,735
Software	51,358	44,584	40,359
Vehicles	34,265	33,991	29,588
Construction in progress	47,767	40,724	72,744
Gross property, plant and equipment	1,823,287	1,802,358	1,750,375
Accumulated depreciation	(771,354)	(744,700)	(672,615)
Property, plant and equipment, net	$1,051,933	$1,057,658	$1,077,760

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31,	July 31,	October 31,
	2009	2009	2008
Trade payables	$60,597	$42,591	$73,348
Real estate development payables	55,082	45,681	57,001
Deferred revenue	91,753	57,171	82,343
Deferred real estate and other deposits	53,134	21,576	46,582
Accrued salaries, wages and deferred compensation	16,087	15,202	16,052
Accrued benefits	22,489	23,496	22,303
Accrued interest	6,592	14,002	6,722
Liabilities to complete real estate projects, short term	1,794	3,972	2,821
Other accruals	22,744	21,845	20,344
Total accounts payable and accrued liabilities	$330,272	$245,536	$327,516

The composition of other long-term liabilities follows (in thousands):

	October 31,	July 31,	October 31,
	2009	2009	2008
Private club deferred initiation fee revenue and deposits	$151,464	$153,265	$156,200
Deferred real estate deposits	--	32,792	45,856
Other long-term liabilities	47,824	47,112	21,325
Total other long-term liabilities	$199,288	$233,169	$223,381

On November 1, 2008, the Company acquired substantially all of the assets of CME, a resort ground transportation business, for a total consideration of $38.2 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the purchase agreement.  The acquisition was accounted for as a business purchase combination using the purchase method of accounting.  The purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.  The Company has completed its purchase price allocation and has recorded $25.7 million in goodwill and $7.5 million in intangible assets on the date of the acquisition.  The operating results of CME from the date of acquisition are reported within the Lodging segment.

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of October 31, 2009, the Employee Housing Entities had total assets of $34.5 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.2 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  The Company has issued under its senior credit facility (the “Credit Facility”) letters of credit in the amount of $53.4 million related to Employee Housing Bonds.  Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.3 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2009.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  The Company has extended a $2.0 million note receivable to one of these entities.  These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of October 31, 2009.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third party entities, these VIEs had estimated total assets of approximately $229 million and total liabilities of approximately $151 million.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to a $2.4 million note receivable including accrued interest from one of the third parties and the net book value of the intangible asset associated with a management agreement in the amount of $0.6 million as of October 31, 2009.

7.           Fair Value Measurements

The FASB issued fair value guidance that establishes how reporting entities should measure fair value for measurement and disclosure purposes.  The guidance establishes a common definition of fair value applicable to all assets and liabilities measured at fair value and prioritizes the inputs into valuation techniques used to measure fair value.  Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value.  The three levels of the hierarchy are as follows:

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

The table below summarizes the Company’s assets and liabilities measured at fair value in accordance with the guidance as of October 31, 2009 (all other assets and liabilities measured at fair value are immaterial) (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at
	October 31,
Description	2009	Level 1	Level 2	Level 3
Cash equivalents	$8,998	$7,448	$1,550	$--

The Company’s cash equivalents include money market funds, U.S. government debt securities and time deposits which are measured using Level 1 and Level 2 inputs utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

8.           Redeemable Noncontrolling Interest

The Company holds an approximate 69.3% ownership interest in SSV.  Additionally, the Company holds call rights and GSSI LLC (“GSSI”), the noncontrolling interest holder in SSV, holds put rights for the remaining interest in SSV beginning August 1, 2010, as further discussed below, and GSSI has a management agreement which extends to coincide with the exercise of the put and call rights.

The Company’s and GSSI’s put and call rights are as follows: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI has the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.

Since GSSI's remaining interest in SSV has a redemption feature, as a result of the put option, the Company has classified the redeemable noncontrolling interest in SSV in the mezzanine section in the Consolidated Condensed Balance Sheets, outside of stockholders' equity.  The Company has recorded the redeemable noncontrolling interest at the estimated redemption value at the end of each reporting period.  At the end of each reporting period if the redemption value is below the carrying value of the noncontrolling interest, the difference is recorded in noncontrolling interests as a component of stockholders’ equity; however, if the redemption value exceeds the carrying value of the noncontrolling interest the difference is recorded in retained earnings.  As of October 31, 2009, July 31, 2009 and October 31, 2008, the estimated redemption value of the put/call option for the remaining noncontrolling interest was $16.8 million, $15.4 million and $31.9 million, respectively.

9.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.8 million, $1.9 million and $1.5 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2009, July 31, 2009 and October 31, 2008, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2018.

Guarantees

As of October 31, 2009, the Company had various other letters of credit in the amount of $86.4 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $26.9 million of construction and development related guarantees and $5.3 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Condensed Financial Statements, either because the Company has recorded on its Consolidated Condensed Balance Sheets the underlying liability associated with the guarantee, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements as prescribed by GAAP, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause.  In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision.  Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company’s trademarks and logos.  The Company does not record any liabilities with respect to these indemnifications.

Self Insurance

The Company is self-insured for claims under its health benefit plans and for the majority of workers’ compensation claims, subject to a stop loss policy.  The self-insurance liability related to workers' compensation is determined actuarially based on claims filed.  The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims.  The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 5, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including Resort (Mountain and Lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of October 31, 2009, July 31, 2009 and October 31, 2008 the accrual for the above loss contingencies was not material individually and in the aggregate.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended
	October 31,
	2009	2008
Net revenue:
Lift tickets	$--	$--
Ski school	--	--
Dining	3,468	3,929
Retail/rental	21,538	22,426
Other	14,198	14,423
Total Mountain net revenue	39,204	40,778
Lodging	41,355	45,253
Total Resort net revenue	80,559	86,031
Real Estate	205	66,750
Total net revenue	$80,764	$152,781
Operating expense:
Mountain	$76,468	$81,223
Lodging	42,623	44,898
Total Resort operating expense	119,091	126,121
Real estate	5,177	51,377
Total segment operating expense	$124,268	$177,498
Gain on sale of real property	$6,087	$--
Mountain equity investment income, net	$254	$1,015

Reported EBITDA:
Mountain	$(37,010)	$(39,430)
Lodging	(1,268)	355
Resort	(38,278)	(39,075)
Real Estate	1,115	15,373
Total Reported EBITDA	$(37,163)	$(23,702)

Real estate held for sale and investment	$366,748	$256,323

Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(37,163)	$(23,702)
Depreciation and amortization	(27,184)	(25,078)
Loss on disposal of fixed assets, net	(113)	(180)
Investment income	230	643
Interest expense, net	(4,835)	(7,947)
Loss before benefit from income taxes	(69,065)	(56,264)
Benefit from income taxes	25,554	19,409
Net loss	$(43,511)	$(36,855)
Net loss attributable to noncontrolling interests	2,338	2,351
Net loss attributable to Vail Resorts, Inc.	$(41,173)	$(34,504)

11.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the three months ended October 31, 2009.  Since inception of this stock repurchase plan through October 31, 2009, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million.  As of October 31, 2009, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

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

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheets are presented as of October 31, 2009, July 31, 2009 and October 31, 2008.  Statements of operations are presented for the three months ended October 31, 2009 and 2008.  Statements of cash flows are presented for the three months ended October 31, 2009 and 2008.

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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$9,926	$3,093	$--	$13,019
Restricted cash	--	13,306	130	--	13,436
Trade receivables, net	--	31,788	1,033	--	32,821
Inventories, net	--	10,313	52,466	--	62,779
Other current assets	22,611	23,755	2,456	--	48,822
Total current assets	22,611	89,088	59,178	--	170,877
Property, plant and equipment, net	--	986,754	65,179	--	1,051,933
Real estate held for sale and investment	--	366,748	--	--	366,748
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,506	15,847	--	79,353
Other assets	3,048	25,206	5,015	--	33,269
Investments in subsidiaries and advances to (from) parent	1,220,067	318,849	(23,082)	(1,515,834)	--
Total assets	$1,245,726	$1,998,853	$141,385	$(1,515,834)	$1,870,130

Current liabilities:
Accounts payable and accrued liabilities	$5,721	$290,295	$34,256	$--	$330,272
Income taxes payable	5,725	--	--	--	5,725
Long-term debt due within one year	--	1,509	353	--	1,862
Total current liabilities	11,446	291,804	34,609	--	337,859
Long-term debt	390,000	41,214	58,705	--	489,919
Other long-term liabilities	29,690	166,793	2,805	--	199,288
Deferred income taxes	87,993	--	--	--	87,993
Redeemable noncontrolling interest	--	--	16,847	--	16,847
Total Vail Resorts, Inc. stockholders’ equity	726,597	1,499,042	16,792	(1,515,834)	726,597
Noncontrolling interests	--	--	11,627	--	11,627
Total stockholders’ equity	726,597	1,499,042	28,419	(1,515,834)	738,224
Total liabilities and stockholders' equity	$1,245,726	$1,998,853	$141,385	$(1,515,834)	$1,870,130

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2009
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$66,364	$2,934	$--	$69,298
Restricted cash	--	11,065	--	--	11,065
Trade receivables, net	--	56,834	1,229	--	58,063
Inventories, net	--	11,895	37,052	--	48,947
Other current assets	21,333	18,407	1,875	--	41,615
Total current assets	21,333	164,565	43,090	--	228,988
Property, plant and equipment, net	--	991,027	66,631	--	1,057,658
Real estate held for sale and investment	--	311,485	--	--	311,485
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,580	15,849	--	79,429
Other assets	3,226	30,710	5,034	--	38,970
Investments in subsidiaries and advances to (from) parent	1,290,532	307,124	(15,179)	(1,582,477)	--
Total assets	$1,315,091	$2,017,193	$134,673	$(1,582,477)	$1,884,480

Current liabilities:
Accounts payable and accrued liabilities	$12,412	$214,021	$19,103	$--	$245,536
Income taxes payable	5,460	--	--	--	5,460
Long-term debt due within one year	--	9	343	--	352
Total current liabilities	17,872	214,030	19,446	--	251,348
Long-term debt	390,000	42,716	58,892	--	491,608
Other long-term liabilities	29,690	200,974	2,505	--	233,169
Deferred income taxes	112,234	--	--	--	112,234
Redeemable noncontrolling interest	--	--	15,415	--	15,415
Total Vail Resorts, Inc. stockholders’ equity	765,295	1,559,473	23,004	(1,582,477)	765,295
Noncontrolling interests	--	--	15,411	--	15,411
Total stockholders’ equity	765,295	1,559,473	38,415	(1,582,477)	780,706
Total liabilities and stockholders’ equity	$1,315,091	$2,017,193	$134,673	$(1,582,477)	$1,884,480

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$92,806	$9,862	$--	$102,668
Restricted cash	--	12,193	260	--	12,453
Trade receivables, net	--	43,662	806	--	44,468
Inventories, net	--	10,965	56,753	--	67,718
Other current assets	16,115	21,622	4,251	--	41,988
Total current assets	16,115	181,248	71,932	--	269,295
Property, plant and equipment, net	--	828,390	249,370	--	1,077,760
Real estate held for sale and investment	--	204,323	52,000	--	256,323
Goodwill, net	--	123,034	19,248	--	142,282
Intangible assets, net	--	56,584	15,879	--	72,463
Other assets	3,758	36,570	6,734	--	47,062
Investments in subsidiaries and advances to (from) parent	1,160,589	699,571	(114,512)	(1,745,648)	--
Total assets	$1,180,462	$2,129,720	$300,651	$(1,745,648)	$1,865,185

Current liabilities:
Accounts payable and accrued liabilities	$5,889	$224,520	$97,107	$--	$327,516
Income taxes payable	49,784	--	--	--	49,784
Long-term debt due within one year	--	11	343	--	354
Total current liabilities	55,673	224,531	97,450	--	377,654
Long-term debt	390,000	42,721	59,057	--	491,778
Other long-term liabilities	3,142	217,436	2,803	--	223,381
Deferred income taxes	57,063	--	--	--	57,063
Redeemable noncontrolling interest	--	--	31,947	--	31,947
Total Vail Resorts, Inc. stockholders’ equity	674,584	1,645,032	100,616	(1,745,648)	674,584
Noncontrolling interests	--	--	8,778	--	8,778
Total stockholders’ equity	674,584	1,645,032	109,394	(1,745,648)	683,362
Total liabilities and stockholders’ equity	$1,180,462	$2,129,720	$300,651	$(1,745,648)	$1,865,185

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$59,820	$22,975	$(2,031)	$80,764
Total operating expense	162	115,717	31,592	(1,993)	145,478
Loss from operations	(162)	(55,897)	(8,617)	(38)	(64,714)
Other (expense) income, net	(6,758)	2,505	(390)	38	(4,605)
Equity investment, net	--	254	--	--	254
Loss before benefit from income taxes	(6,920)	(53,138)	(9,007)	--	(69,065)
Benefit from income taxes	2,561	22,993	--	--	25,554
Net loss before equity in (loss) income
of consolidated subsidiaries	(4,359)	(30,145)	(9,007)	--	(43,511)
Equity in (loss) income of consolidated subsidiaries	(36,814)	(6,669)	--	43,483	--
Net (loss) income	(41,173)	(36,814)	(9,007)	43,483	(43,511)
Net loss attributable to noncontrolling interests	--	--	2,338	--	2,338
Net (loss) income attributable to Vail Resorts, Inc.	$(41,173)	$(36,814)	$(6,669)	$43,483	$(41,173)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2008
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$117,168	$38,838	$(3,225)	$152,781
Total operating expense	169	162,157	43,617	(3,187)	202,756
Loss from operations	(169)	(44,989)	(4,779)	(38)	(49,975)
Other (expense) income, net	(6,761)	468	(1,049)	38	(7,304)
Equity investment, net	--	1,015	--	--	1,015
Loss before benefit from income taxes	(6,930)	(43,506)	(5,828)	--	(56,264)
Benefit (provision) for income taxes	2,494	16,918	(3)	--	19,409
Net loss before equity in (loss) income
of consolidated subsidiaries	(4,436)	(26,588)	(5,831)	--	(36,855)
Equity in (loss) income of consolidated subsidiaries	(30,068)	5,863	--	24,205	--
Net (loss) income	(34,504)	(20,725)	(5,831)	24,205	(36,855)
Net loss attributable to noncontrolling interests	--	--	2,351	--	2,351
Net (loss) income attributable to Vail Resorts, Inc.	$(34,504)	$(20,725)	$(3,480)	$24,205	$(34,504)

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the three months ended October 31, 2009
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash used in operating activities	$(36,441)	$(1,991)	$(6,519)	$(44,951)
Cash flows from investing activities:
Capital expenditures	--	(19,191)	(1,562)	(20,753)
Cash received from sale of real property	--	8,920	--	8,920
Other investing activities, net	--	(289)	72	(217)
Net cash used in investing activities	--	(10,560)	(1,490)	(12,050)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	--	18,000	11,457	29,457
Payments of other long-term debt	--	(18,000)	(11,636)	(29,636)
Other financing activities, net	214	(459)	1,146	901
Advances from (to) affiliates	36,227	(43,428)	7,201	--
Net cash provided by (used in) financing activities	36,441	(43,887)	8,168	722
Net decrease in cash and cash equivalents	--	(56,438)	159	(56,279)
Cash and cash equivalents:
Beginning of period	--	66,364	2,934	69,298
End of period	$--	$9,926	$3,093	$13,019

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2009 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2009 and 2008, and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically include, Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources.  Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”).  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.  Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net loss attributable to Vail Resorts, Inc.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Lodging Segment

Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, including several proximate to the Company's ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to the Company's ski resorts; (iii) Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a resort ground transportation company; and (v) golf courses.

Revenue of the Lodging segment during the Company's first fiscal quarter is generated primarily by the operations of GTLC (as GTLC's peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from the Company's other owned and managed properties and businesses.  In addition, the Company's lodging properties benefit from group business in the fall season.  Performance of the lodging properties (including managed condominium rooms) at or around the Company's ski resorts experience similar seasonal trends as the Mountain segment.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around the Company's resort communities and primarily engages in the vertical development of projects, as well as, occasionally the sale of land to third-party developers which often includes a contingent revenue structure based on the ultimate sale of the developed units.  Revenue from vertical development projects is not recognized until closing of individual units within a project which occurs after substantial completion of the project.  Contingent future profits from land sales, if any, are recognized only when received.  The Company attempts to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits and potentially obtaining non-recourse financing for certain projects.  The Company's real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments.  The Company’s revenue from the Real Estate segment, and associated expense, fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate Segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company’s Form 10-K, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance or condition:

•
The economic recession that has affected the U.S. and global economies, the tightened credit markets and eroded consumer confidence has had a negative impact on overall trends in the travel and leisure industries and on the Company’s results of operations.  Currently, the Company is experiencing a decline in reservations as compared to the same period in the prior year from destination guests at certain of its properties.  Furthermore, the Company is experiencing a change in booking trends such that guest reservations are being made much closer to the actual date of stay.  In an attempt to mitigate the impact of the current economic environment the Company is offering various discounts, promotions and incentives in areas such as lodging, ski school, dining and retail/rental operations.  The Company cannot predict the ultimate impact these programs will have on its future results of operations, in particular on the 2009/2010 ski season, as this will depend on the extent to which these negative trends continue, worsen, or improve or the timing and nature of any changes to the macroeconomic environment.

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation.  To mitigate this impact, the Company focuses efforts on the sale of season passes prior to the beginning of the season to in-state and local guests and destination guests.  Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.

•
As part of an effort to provide a more stabilized stream of lift revenue the Company introduced the Epic Season Pass for the 2008/2009 ski season, which largely contributed to season pass revenue as a percentage of total lift revenue increasing from 26% for the 2007/2008 ski season to 34% for the 2008/2009 ski season.  In March 2009, the Company began its pass sales campaign for the 2009/2010 ski season, including the Epic Season Pass, and as of October 31, 2009 had deferred revenue related to season pass sales of $73.1 million compared to $66.0 million as of October 31, 2008. Even though the Company collects the vast majority of its season pass sales prior to the start of the ski season, the deferred revenue related to season pass sales will be recognized over the 2009/2010 ski season. The Company cannot predict the impact that season pass sales may have on total lift revenue or effective ticket price for the 2009/2010 ski season.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular fiscal quarter or fiscal year. The Company has two real estate projects currently under development which are scheduled to be completed in the spring/summer of 2010 (One Ski Hill Place in Breckenridge) and the fall of 2010 (The Ritz-Carlton Residences, Vail) and has entered into definitive sales contracts with a value of approximately $327.0 million, which represents approximately 68% of the total current estimated sales value for these two projects.  The Company has increased risk associated with selling and closing real estate as a result of the continued instability in the capital and credit markets and slowdown in the overall real estate market.  The Company cannot predict the ultimate number of units that it will sell and/or close, the ultimate price it will receive, or when the units will sell and/or close.  Additionally, if a more severe prolonged economic downturn were to occur the Company may have to adjust its selling prices in an effort to sell and close on units currently under development, although it currently has no plans to do so.

•
The Company had $13.0 million in cash and cash equivalents as of October 31, 2009 as well as $307.0 million available under the revolver component of its senior credit facility (the “Credit Facility”). The Company plans to continue to self-fund its current real estate projects under construction (the Company estimates to incur between $150 and $170 million in cash expenditures subsequent to October 31, 2009 on the projects currently under construction) which will require the Company to borrow under the revolver component of its Credit Facility from time to time during fiscal 2010; however, the Company currently believes it has adequate capacity under its revolver to address potential borrowing needs, even in the event of a more sustained negative economic environment.

•
Under GAAP, the Company is required to test goodwill for impairment annually, which the Company does so during the fourth quarter of each fiscal year.  The Company evaluates the recoverability of its goodwill by estimating the future discounted cash flows of its reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions.  The Company evaluates the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams.  The Company’s fiscal 2009 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment, however, if a more severe prolonged economic downturn were to occur it could cause less than expected growth and/or reduction in terminal values of the Company’s reporting units which may result in a goodwill and/or indefinite-lived intangible asset impairment charge.

RESULTS OF OPERATIONS

Summary

Due to the seasonality of the Company’s Resort operations, the Company normally incurs net losses during the first fiscal quarter, as shown in the summary of operating results below for the three months ended October 31, 2009, compared to the three months ended October 31, 2008 (in thousands):

	Three Months Ended
	October 31,
	2009	2008
Mountain Reported EBITDA	$(37,010)	$(39,430)
Lodging Reported EBITDA	(1,268)	355
Resort Reported EBITDA	(38,278)	(39,075)
Real Estate Reported EBITDA	1,115	15,373

Loss before benefit from income taxes	(69,065)	(56,264)
Net loss attributable to Vail Resorts, Inc.	$(41,173)	$(34,504)

A discussion of segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2009 compared to the three months ended October 31, 2008

Mountain segment operating results for the three months ended October 31, 2009 and 2008 are presented by category as follows (in thousands):

	Three months ended		Percentage
	October 31,		Increase
	2009	2008	(Decrease)
Net Mountain revenue:
Lift tickets	$--	$--	--%
Ski school	--	--	--%
Dining	3,468	3,929	(11.7	) %
Retail/rental	21,538	22,426	(4.0	) %
Other	14,198	14,423	(1.6	) %
Total Mountain net revenue	$39,204	$40,778	(3.9	) %
Mountain operating expense:
Labor and labor-related benefits	$23,384	$24,017	(2.6	) %
Retail cost of sales	12,563	13,251	(5.2	) %
General and administrative	20,273	22,949	(11.7	) %
Other	20,248	21,006	(3.6	) %
Total Mountain operating expense	$76,468	$81,223	(5.9	) %
Mountain equity investment income, net	254	1,015	(75.0	) %
Total Mountain Reported EBITDA	$(37,010)	$(39,430)	6.1%

Total Mountain Reported EBITDA includes $1.6 million and $1.2 million of stock-based compensation expense for the three months ended October 31, 2009 and 2008, respectively.

The Company's first fiscal quarter historically results in negative Mountain Reported EBITDA, as the Company's ski resorts generally do not open for ski operations until the Company's second fiscal quarter.  The first fiscal quarter consists primarily of operating and administrative expense plus summer business and retail/rental operations.

Total Mountain net revenue decreased in part due to a $0.9 million, or 4.0%, decrease in retail/rental revenue due to lower sales volumes primarily at the Company’s mountain resort stores.  Dining revenue decreased $0.5 million, or 11.7%, in the three months ended October 31, 2009 compared to the three months ended October 31, 2008, primarily due to a reduction in group business at the Company’s mountain resorts.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue.   For the three months ended October 31, 2009 other revenues decreased $0.2 million, or 1.6%, compared to the three months ended October 31, 2008, primarily due to a decrease in marketing and employee housing revenue offset by an increase in private club operations resulting from the opening of the Vail Mountain Club in November 2008 and an increase in on-mountain summer activities in Breckenridge and Keystone as the prior year’s on-mountain summer activities were negatively impacted by construction activities at the respective resorts.

Operating expense decreased $4.8 million, or 5.9%, during the three months ended October 31, 2009 compared to the three months ended October 31, 2008, which primarily resulted from a decrease in labor and labor-related benefits expense, retail cost of sales and general and administrative expense.  Labor and labor-related benefits decreased $0.6 million, or 2.6%, due to decreased staffing levels driven by lower volume in dining and retail/rental operations as well as the impacts of cost reduction initiatives including the suspension of the Company’s matching contribution to its 401(k) program effective January 2009 and a company-wide wage reduction plan implemented in April 2009, partially offset by severance charges and increased stock compensation expense in the three months ended October 31, 2009.  Retail cost of sales decreased $0.7 million, or 5.2%, due to the decrease in retail revenue combined with an increase in gross margins from improved inventory management. General and administrative expense decreased $2.7 million, or 11.7%, primarily due to the timing of marketing spend as well as lower allocated corporate expense which was also impacted by the cost reduction initiatives as discussed above.  Other expense decreased $0.8 million, or 3.6%, primarily due to lower supplies and repairs and maintenance expense resulting from enhanced strategic sourcing initiatives, partially offset by higher property taxes.

Mountain equity investment income, net, which primarily represents the Company’s share of income from its real estate brokerage joint venture, was unfavorably impacted by an overall decline in real estate closings compared to the same period in the prior year from both commercial projects and residential sales.

Lodging Segment

Three months ended October 31, 2009 compared to the three months ended October 31, 2008

Lodging segment operating results for the three months ended October 31, 2009 and 2008 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”):

	Three months ended		Percentage
	October 31,		Increase
	2009	2008	(Decrease)
Lodging net revenue:
Owned hotel rooms	$10,997	$12,200	(9.9)%
Managed condominium rooms	4,410	5,055	(12.8)%
Dining	8,946	10,489	(14.7)%
Transportation	1,787	--	--%
Golf	6,759	7,958	(15.1)%
Other	8,456	9,551	(11.5)%
Total Lodging net revenue	$41,355	$45,253	(8.6)%
Lodging operating expense:
Labor and labor-related benefits	$20,375	$20,843	(2.2)%
General and administrative	6,707	7,113	(5.7)%
Other	15,541	16,942	(8.3)%
Total Lodging operating expense	$42,623	$44,898	(5.1)%
Total Lodging Reported EBITDA	$(1,268)	$355	(457.2)%

Owned hotel statistics:
ADR	$175.92	$164.82	6.7%
RevPar	$89.24	$101.03	(11.7)%

Managed condominium statistics:
ADR	$176.07	$172.89	1.8%
RevPar	$26.46	$37.23	(28.9)%

Owned hotel and managed condominium statistics (combined):
ADR	$175.96	$167.45	5.1%
RevPar	$53.08	$63.95	(17.0)%

Total Lodging Reported EBITDA includes $0.5 million and $0.4 million of stock-based compensation expense for the three months ended October 31, 2009 and 2008, respectively.

Total Lodging net revenue for the three months ended October 31, 2009 decreased $3.9 million, or 8.6%, compared to the three months ended October 31, 2008.  This decrease in Lodging net revenue was partially offset by transportation revenue of $1.8 million due to the acquisition of CME on November 1, 2008.  Excluding the impact of CME revenue, total Lodging net revenue decreased $5.7 million, or 12.6%, for the three months ended October 31, 2009 compared to the three months ended October 31, 2008.

Revenue from owned hotel rooms decreased $1.2 million, or 9.9%, for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, which was driven by a decrease in occupancy of 10.6 percentage points primarily due to significant declines in group business, as well as declines in transient guest visitation, partially offset by an increase in ADR of 6.7%, due primarily to increases at GTLC.  GTLC’s room revenue for the three months ended October 31, 2009 was flat compared to the three months ended October 31, 2008, as GTLC’s ADR increased by 9.6% which offset a 5.5 percentage point decline in occupancy from lower transient guest visitation.  Revenue from managed condominium rooms decreased $0.6 million, or 12.8%, for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, primarily due to a decline in group business.

Dining revenue for the three months ended October 31, 2009 decreased $1.5 million, or 14.7%, as compared to the three months ended October 31, 2008, mainly due to decreased group visitation primarily at the Company’s Colorado mountain resorts.  Golf revenues decreased $1.2 million, or 15.1%, for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, resulting from a 15% decrease in the number of golf rounds played combined with lower revenue per round.  Other revenue decreased $1.1 million, or 11.5%, in the three months ended October 31, 2009 compared to the three months ended October 31, 2008, primarily due to a decrease in revenue from spa and conferences services, which were negatively impacted by lower occupancy from groups.

Operating expense decreased $2.3 million, or 5.1%, for the three months ended October 31, 2009 compared to the three months ended October 31, 2008.  Operating expense for the three months ended October 31, 2009 included $2.7 million of CME operating expense. Excluding the impact of CME operating expense, total operating expense decreased $5.0 million, or 11.2%, for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, primarily due to (i) a decrease in labor and labor-related benefits of $2.2 million, or 10.5%, primarily due to lower staffing levels associated with decreased occupancy and wage decreases as a result of the company-wide wage reduction plan implemented in April 2009, (ii) a decrease in other expense of $2.4 million, or 14.3%, primarily due to decreased variable operating costs associated with lower revenue including lower food and beverage cost of sales, credit card fees and other operating expense, and (iii) a decrease in general and administrative expense of $0.4 million, or 5.7%, primarily due to a decrease in marketing spend.

Real Estate Segment

Real Estate segment operating results for the three months ended October 31, 2009 and 2008 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2009	2008	(Decrease)
Total Real Estate net revenue	$205	$66,750	(99.7)%
Total Real Estate operating expense	5,177	51,377	(90.0)%
Gain on sale of real property	6,087	--	--%
Total Real Estate Reported EBITDA	$1,115	$15,373	(92.7)%

Real Estate Reported EBITDA includes $1.4 million and $0.9 million of stock-based compensation expense for the three months ended October 31, 2009 and 2008, respectively.

The Company’s Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended October 31, 2009

During the three months ended October 31, 2009 the Company sold a land parcel located at the Arrowhead base area of the Beaver Creek Resort for $8.5 million and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales).

Operating expense for the three months ended October 31, 2009 primarily included general and administrative costs of approximately $5.2 million (including $1.4 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.

Three months ended October 31, 2008

Real Estate segment net revenue for the three months ended October 31, 2008 was driven primarily by the closing on 39 residences at Crystal Peak Lodge ($51.2 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $1,045) and the closing of one Lodge at Vail Chalet (“Chalet”) unit ($14.4 million of revenue with an average price per square foot of $2,880).  The higher average price per square foot for the Chalet unit was driven by its premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only 13 exclusive chalets.  The Crystal Peak Lodge average price per square foot though significantly lower than the Vail project real estate sales, was significantly higher than historical Breckenridge project real estate sales and was primarily driven by its ski-in/ski-out location at the base of Peak 7 in Breckenridge and close proximity to the BreckConnect Gondola.
Operating expense for the three months ended October 31, 2008 included cost of sales of $40.1 million commensurate with revenue recognized, primarily driven by the closing on 39 residences at Crystal Peak Lodge ($33.0 million in cost of sales with an average cost per square foot of $679) and the closing on one Chalet unit ($7.3 million in cost of sales with an average cost per square foot of $1,465).  The cost per square foot for the Chalet unit is reflective of the high-end features and amenities associated with this project and the relatively high construction costs associated with mountain resort development.  The cost per square foot for Crystal Peak Lodge is reflective of its less complicated design features and fewer amenities associated with this project relative to the Chalets.  Operating expense also included sales commissions of approximately $4.2 million commensurate with revenue recognized and general and administrative costs of approximately $7.1 million (including $0.9 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended October 31, 2009 increased $2.1 million compared to the same period in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures including a new gondola placed in-service within the last year and the acquisition of CME.

Investment income.  The decrease in investment income for the three months ended October 31, 2009 compared to the same period in the prior year is primarily due to a decrease in average invested cash during the period.

Interest expense, net.  The reduction in interest expense, net for the three months ended October 31, 2009 compared to the same period in the prior year is primarily due to an increase in capitalized interest on self-funded real estate projects coupled with the payoff of a scheduled debt maturity in the three months ended October 31, 2008.

Income taxes.  The effective tax rate for the three months ended October 31, 2009 was 37.0% compared to the effective tax rate for the three months ended October 31, 2008 of 34.5%.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items).  Additionally, the Company recorded a $0.3 million income tax benefit in the three months ended October 31, 2009 due to a reversal of an income tax contingency resulting from the expiration of the statue of limitations.

Beginning August 1, 2009, the Company adopted a FASB statement regarding noncontrolling interest (see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Condensed Financial Statements) which requires that the net income (loss) attributable to noncontrolling interest in the Company’s consolidated subsidiaries no longer be included in the determination of pretax income (loss) in the Company’s effective tax rate calculation.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended
	October 31,
	2009	2008
Mountain Reported EBITDA	$(37,010)	$(39,430)
Lodging Reported EBITDA	(1,268)	355
Resort Reported EBITDA	(38,278)	(39,075)
Real Estate Reported EBITDA	1,115	15,373
Total Reported EBITDA	(37,163)	(23,702)
Depreciation and amortization	(27,184)	(25,078)
Loss on disposal of fixed assets, net	(113)	(180)
Investment income	230	643
Interest expense, net	(4,835)	(7,947)
Loss before benefit from income taxes	(69,065)	(56,264)
Benefit from income taxes	25,554	19,409
Net loss	(43,511)	(36,855)
Net loss attributable to noncontrolling interests	2,338	2,351
Net loss attributable to Vail Resorts, Inc.	$(41,173)	$(34,504)

The following table reconciles Net Debt (in thousands):

	October 31,
	2009	2008
Long-term debt	$489,919	$491,778
Long-term debt due within one year	1,862	354
Total debt	491,781	492,132
Less: cash and cash equivalents	13,019	102,668
Net debt	$478,762	$389,464

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, the Company has seasonally low cash and cash equivalents on hand in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have essentially no ski operations.  Additionally, cash provided by or used in operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects.  In total, the Company used $56.3 million and $59.7 million of cash in the three months ended October 31, 2009 and October 31, 2008, respectively.  The Company currently anticipates that Resort Reported EBITDA will provide a significant source of future operating cash flows primarily generated in the Company’s second and third fiscal quarters.  Additionally, anticipated closings of real estate projects currently under development are expected to provide a source of future cash flows from operations beginning in the Company’s fourth quarter of fiscal year 2010 and beyond, partially offset by further investments in real estate to complete these projects.

In addition to the Company’s $13.0 million of cash and cash equivalents at October 31, 2009, the Company has $307.0 million available under its Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $93.0 million).  The Company continued to self-fund its current real estate projects under construction (the Company estimates to incur between $150 and $170 million in cash expenditures subsequent to October 31, 2009) which, when combined with historically low operating cash flows during the Company’s first fiscal quarter required the Company to borrow under the revolver component of its Credit Facility (which was subsequently repaid during the three months ended October 31, 2009).  The Company expects that its liquidity needs in the near term will be met by the utilization of cash flows generated by operating activities and borrowings under the Credit Facility.  The Company believes the Credit Facility, which matures in 2012, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.0%.

Three months ended October 31, 2009 compared to the three months ended October 31, 2008

The Company used $45.0 million of cash from operating activities during the three months ended October 31, 2009, compared to generating $50.9 million of cash for the three months ended October 31, 2008.  The difference between these two periods was primarily a result of the timing of real estate closings and construction spending as proceeds from real estate sales decreased $53.9 million during the three months ended October 31, 2009 compared to the three months ended October 31, 2008, in addition to an increase in investments in real estate of $9.1 million during the three months ended October 31, 2009 compared to the three months ended October 31, 2008.  Further contributing to the decrease in cash provided by operating activities for the three months ended October 31, 2009 compared to the three months ended October 31, 2008 was the receipt of $20.8 million of private club initiation fees for the Vail Mountain Club in the three months ended October 31, 2008 and a reduction in restricted cash of $48.4 million in the prior year period which became available for general purpose use due to the payoff of the Company’s non-recourse real estate financing.  Partially offsetting the above items were an increase in proceeds from the sale of season passes, a reduction in inventory levels and an increase in real estate development payables.

Cash used in investing activities for the three months ended October 31, 2009 decreased by $33.9 million compared to the three months ended October 31, 2008, due to decreased resort capital expenditures of $22.6 million and cash receipts of $8.9 million primarily related to a land parcel the Company sold during the three months ended October 31, 2009.

The Company generated $0.7 million of cash from financing activities during the three months ended October 31, 2009, compared to using $64.6 million for the three months ended October 31, 2008, primarily resulting from the $58.4 million pay off of non-recourse real estate financing during the three months ended October 31, 2008 and no repurchases of common stock during the three months ended October 31, 2009, compared to repurchases of $7.4 million during the three months ended October 31, 2008.

Significant Uses of Cash

The Company’s cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in operations and for real estate projects under construction.

The Company expects to spend approximately $160 million to $180 million in calendar year 2009 for real estate under development, including the construction of associated resort-related depreciable assets, of which approximately $130 million was spent as of October 31, 2009, leaving approximately $30 million to $50 million to spend in the remainder of the calendar year 2009.  The Company has entered into contracts with third parties to provide services to the Company throughout the course of project development; commitments for future services to be performed under such current contracts total approximately $110 million and are expected to be performed primarily over the next calendar year.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest in the future; however, plans for such investment in the near term have been reduced given the significant level of capital expenditures made in the past few years including individually significant projects that do not annually re-occur such as gondolas and major hotel renovations coupled with the current economic recession.  Current capital expenditure levels will primarily include investments that allow the Company to maintain its high quality standards, as well as certain incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  The Company evaluates additional capital improvements based on expected strategic impacts and/or expected return on investment.  The Company currently anticipates it will spend approximately $50 million to $60 million of resort capital expenditures for calendar year 2009, excluding resort depreciable assets arising from real estate activities noted above, of which approximately $36 million was spent as of October 31, 2009, leaving approximately $14 million to $24 million to spend in the remainder of the calendar year 2009.  Included in these capital expenditures are approximately $32 million to $37 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  The Company currently plans to utilize cash on hand, borrowing available under its Credit Facility and/or cash flow generated from future operations to provide the cash necessary to execute its capital plans.

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $491.8 million debt outstanding as of October 31, 2009) are not due until fiscal 2014 and beyond.  As of October 31, 2009 and 2008, total long-term debt (including long-term debt due within one year) was $491.8 million and $492.1 million, respectively.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $389.5 million as of October 31, 2008 to $478.8 million as of October 31, 2009 due primarily to the decrease in cash and cash equivalents.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $52.6 million of variable-rate debt outstanding as of October 31, 2009.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.5 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can respond to liquidity impacts of changes in the business and economic environment by managing its capital expenditures and the timing of new real estate development activity.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the three months ended October 31, 2009.  Since inception of this stock repurchase plan, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million, through October 31, 2009.  As of October 31, 2009, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”), prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

Covenants and Limitations

The Company must abide by certain restrictive financial covenants under its Credit Facility and the Indenture.  The most restrictive of those covenants include the following Credit Facility covenants: Net Funded Debt to Adjusted EBITDA ratio, the Interest Coverage ratio and Minimum Net Worth (each as defined in the Credit Agreement).  In addition, the Company’s financing arrangements, including the Indenture, limit its ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit its ability to enter into certain mergers, consolidations or sales of assets.  The Company’s borrowing availability under the Credit Facility is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on the Company’s segment operating performance, as defined in the Credit Agreement.

The Company was in compliance with all restrictive financial covenants in its debt instruments as of October 31, 2009.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2010.  However, there can be no assurance that the Company will continue to meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged downturn in general economic conditions, including continued adverse affects on the overall travel and leisure related industries;
•	unfavorable weather conditions or natural disasters;
•	adverse events that occur during our peak operating periods combined with the seasonality of our business;
•	competition in our mountain and lodging businesses;
•	our ability to grow our resort and real estate operations;
•	our ability to successfully complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	further adverse changes in real estate markets;
•	continued volatility in credit markets;
•	our ability to obtain financing on terms acceptable to us to finance our real estate development, capital expenditures and growth strategy;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	adverse consequences of current or future legal claims;
•	our ability to hire and retain a sufficient seasonal workforce;
•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;
•	negative publicity or unauthorized use of our trademarks which diminishes the value of our brands;
•	our ability to integrate and successfully operate future acquisitions; and
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2009, the Company had $52.6 million of variable rate indebtedness, representing 10.7% of the Company's total debt outstanding, at an average annualized interest rate during the three months ended October 31, 2009 of 1.2%.  Based on variable-rate borrowings outstanding as of October 31, 2009, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $0.5 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the year ended July 31, 2007 (“Fiscal 2007”), the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations by Talisker and seeking damages, specific performance and injunctive relief.  On October 19, 2007, the Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  On November 8, 2007, Talisker filed an answer to the Company’s complaint along with three counterclaims.  On November 12, 2007, Peninsula filed a motion to dismiss and for partial summary judgment, which was heard on March 21, 2009 and denied.  On October 21, 2009, the Company filed a Stipulated Motion to Dismiss ASC and agreed that it would not seek any relief that would have the effect of invalidating the sale by ASC to Talisker Canyons Finance Co, LLC. The Company continues to pursue all other remedies against the remaining defendants.  The matter has been set for trial commencing July 19, 2010.  The Company is unable to predict the ultimate outcome of the above described actions.

Internal Revenue Service Litigation

On August 24, 2009, the Company filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001.  The Company’s amended tax returns for those years included calculations of net operating losses (“NOL”) carried forward from prior years to reduce its tax years 2000 and 2001 tax liabilities.  The Internal Revenue Service (“IRS”) has disallowed refunds associated with those NOL carry forwards and the Company disagrees with the IRS action disallowing the utilization of the NOLs.  The Company is unable to predict the ultimate outcome of this matter.

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

4.1(g)
Supplemental Indenture, dated as of August 24, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.  (Incorporated by reference to Exhibit 4.1(g) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

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

Date: December 8, 2009	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: December 8, 2009	Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Vice President, Controller and
Chief Accounting Officer