Form 10-Q
period 2010-01-31
VAIL RESORTS INC
filed 2010-03-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No
As of March 5, 2010, 36,248,333 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2010, July 31, 2009 and January 31, 2009		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2010 and 2009		F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2010 and 2009		F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2010 and 2009		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31,	July 31,	January 31,
	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,008	$69,298	$139,172
Restricted cash	15,532	11,065	14,603
Trade receivables, net	45,366	58,063	50,495
Inventories, net	51,641	48,947	52,189
Other current assets	51,684	41,615	39,112
Total current assets	222,231	228,988	295,571
Property, plant and equipment, net (Note 5)	1,039,555	1,057,658	1,084,031
Real estate held for sale and investment	414,501	311,485	247,329
Goodwill, net	167,950	167,950	167,950
Intangible assets, net	79,167	79,429	79,785
Other assets	32,661	38,970	42,931
Total assets	$1,956,065	$1,884,480	$1,917,597

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$339,256	$245,536	$302,118
Income taxes payable	10,482	5,460	33,315
Long-term debt due within one year (Note 4)	1,870	352	304
Total current liabilities	351,608	251,348	335,737
Long-term debt (Note 4)	489,865	491,608	491,777
Other long-term liabilities (Note 5)	197,759	233,169	221,814
Deferred income taxes	113,808	112,234	93,469
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest (Note 8)	21,318	15,415	25,455
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,125,318 (unaudited), 40,049,988 and 40,007,068 (unaudited) shares issued, respectively	401	400	400
Additional paid-in capital	561,103	555,728	549,729
Retained earnings	356,512	356,995	330,701
Treasury stock, at cost, 3,878,535 (unaudited), 3,878,535 and 3,600,235 (unaudited) shares, respectively (Note 11)	(147,828)	(147,828)	(140,333)
Total Vail Resorts, Inc. stockholders’ equity	770,188	765,295	740,497
Noncontrolling interests	11,519	15,411	8,848
Total stockholders’ equity	781,707	780,706	749,345
Total liabilities and stockholders’ equity	$1,956,065	$1,884,480	$1,917,597

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	January 31,
	2010	2009
Net revenue:
Mountain	$260,978	$258,489
Lodging	38,676	41,150
Real estate	870	89,157
Total net revenue	300,524	388,796
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	154,018	156,188
Lodging	37,788	38,697
Real estate	7,417	59,508
Total segment operating expense	199,223	254,393
Other operating (expense) income:
Depreciation and amortization	(27,772)	(27,438)
Gain (loss) on disposal of fixed assets, net	12	(422)
Income from operations	73,541	106,543
Mountain equity investment income, net	207	1,161
Investment income	192	336
Interest expense, net	(4,148)	(7,295)
Income before provision for income taxes	69,792	100,745
Provision for income taxes	(24,713)	(36,412)
Net income	45,079	64,333
Net income attributable to noncontrolling interests	(4,389)	(3,788)
Net income attributable to Vail Resorts, Inc.	$40,690	$60,545

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$1.12	$1.66
Diluted net income per share attributable to Vail Resorts, Inc.	$1.11	$1.65

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Six months ended
	January 31,
	2010	2009
Net revenue:
Mountain	$300,182	$299,267
Lodging	80,031	86,403
Real estate	1,075	155,907
Total net revenue	381,288	541,577
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	230,486	237,411
Lodging	80,411	83,595
Real estate	12,594	110,885
Total segment operating expense	323,491	431,891
Other operating (expense) income:
Depreciation and amortization	(54,956)	(52,516)
Gain on sale of real property	6,087	--
Loss on disposal of fixed assets, net	(101)	(602)
Income from operations	8,827	56,568
Mountain equity investment income, net	461	2,176
Investment income	422	979
Interest expense, net	(8,983)	(15,242)
Income before benefit (provision) for income taxes	727	44,481
Benefit (provision) for income taxes	841	(17,003)
Net income	1,568	27,478
Net income attributable to noncontrolling interests	(2,051)	(1,437)
Net (loss) income attributable to Vail Resorts, Inc.	$(483)	$26,041

Per share amounts (Note 3):
Basic net (loss) income per share attributable to Vail Resorts, Inc.	$(0.01)	$0.71
Diluted net (loss) income per share attributable to Vail Resorts, Inc.	$(0.01)	$0.71

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,568	$27,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,956	52,516
Cost of real estate sales	--	87,631
Stock-based compensation expense	6,368	5,242
Deferred income taxes, net	(841)	16,204
Gain on sale of real property	(6,087)	--
Other non-cash income, net	(3,009)	(3,998)
Changes in assets and liabilities:
Restricted cash	(4,467)	43,834
Trade receivables, net	12,697	358
Inventories, net	(2,694)	(2,481)
Investments in real estate	(109,186)	(80,567)
Accounts payable and accrued liabilities	61,238	36,725
Deferred real estate deposits	139	(36,117)
Private club deferred initiation fees and deposits	1,271	39,667
Other assets and liabilities, net	2,178	(19,828)
Net cash provided by operating activities	14,131	166,664
Cash flows from investing activities:
Capital expenditures	(36,245)	(77,560)
Acquisition of business	--	(38,170)
Cash received from sale of real property	8,920	--
Other investing activities, net	(234)	(417)
Net cash used in investing activities	(27,559)	(116,147)
Cash flows from financing activities:
Repurchases of common stock	--	(14,872)
Proceeds from borrowings under non-recourse real estate financings	--	9,013
Payments of non-recourse real estate financings	--	(58,407)
Proceeds from borrowings under other long-term debt	85,962	55,782
Payments of other long-term debt	(86,188)	(71,013)
Other financing activities, net	2,364	5,807
Net cash provided by (used in) financing activities	2,138	(73,690)
Net decrease in cash and cash equivalents	(11,290)	(23,173)
Cash and cash equivalents:
Beginning of period	69,298	162,345
End of period	$58,008	$139,172

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.           Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly Mountain Resort in the Lake Tahoe area of California and Nevada, as well as ancillary services, primarily including ski school, dining and retail/rental operations.  These resorts operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company holds a 69.3% interest in SSI Venture, LLC (“SSV”), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities.  The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company’s operations at GTLC and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Variable Interest Entities).

2.           Summary of Significant Accounting Policies

The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the United States of America for financial statements of interim and annual periods ending after September 15, 2009.  This standard does not alter current accounting principles generally accepted in the United States of America (“GAAP”), but rather integrates existing accounting standards with other authoritative guidance.

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

Noncontrolling Interests in Consolidated Financial Statements-- Effective August 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  The guidance of this statement is now included in ASC Topic 810 “Consolidation.” This statement requires the presentation of net income or loss attributable to noncontrolling interests (previously referred to as minority interest) along with net income or loss attributable to the stockholders of the Company separately in its consolidated statement of operations.  Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the consolidated balance sheet, apart from the Company’s equity.  However, redeemable noncontrolling interests in which the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from a noncontrolling interest holder, must be classified outside of stockholders’ equity.  Since the Company is subject to a put option with respect to SSV beginning August 1, 2010 and each year thereafter (see Note 8, Redeemable Noncontrolling Interest, of the Notes to Consolidated Condensed Financial Statements), the redeemable noncontrolling interest in SSV has been classified in the mezzanine section of the accompanying consolidated condensed balance sheets at the redemption value as prescribed in the SSV operating agreement at the end of each reporting period.

Upon adoption, the provisions of this statement have been applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.  The retrospective impact of applying this guidance was a reclassification of $15.4 million and $25.5 million as of July 31, 2009 and January 31, 2009, respectively, of minority interest to redeemable noncontrolling interest, representing noncontrolling interest subject to the SSV put option, and a reduction in retained earnings of $3.4 million as of January 31, 2009, representing the difference in the redemption value as of January 31, 2009 and the carrying value of the SSV noncontrolling interest.  In addition, as of July 31, 2009 and January 31, 2010, the portion of noncontrolling interest, which is not subject to the SSV put option, has been reclassified as part of equity-noncontrolling interests.  The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Six Months Ended January 31,
	2010			2009
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$765,295	$15,411	$780,706	$716,633	$8,848	$725,481
Net (loss) income	(483)	2,051	1,568	26,041	1,437	27,478
Stock-based compensation expense	6,368	--	6,368	5,242	--	5,242
Issuance of shares under share award plans	(672)	--	(672)	(1,052)	--	(1,052)
Tax expense from share award plans	(320)	--	(320)	(232)	--	(232)
Repurchases of common stock	--	--	--	(14,872)	--	(14,872)
Adjustment to redemption value of redeemable noncontrolling interest	--	(5,903)	(5,903)	8,737	(1,003)	7,734
Distributions to noncontrolling interests, net	--	(40)	(40)	--	(434)	(434)
Balance, end of period	$770,188	$11,519	$781,707	$740,497	$8,848	$749,345

Additionally, upon adoption of this statement, even though the Company’s total provision (benefit) for income taxes did not change, the Company’s effective tax rate calculation has changed because net income or loss attributable to noncontrolling interests is no longer included in the determination of pre-tax income or loss in calculating its effective tax rate.

Fair Value Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature.  The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Senior Subordinated Notes (“6.75%Notes”) (Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of January 31, 2010 is presented below (in thousands):

	January 31, 2010
	Carrying	Fair
	Value	Value
6.75% Notes	$390,000	$387,075
Industrial Development Bonds	$42,700	$46,368
Other long-term debt	$6,460	$6,273

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

Revenue Recognition Guidance for Arrangements with Multiple Deliverables-- In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverables Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition,” and the Emerging Issues Task Force Issue No. 08-01 “Revenue Arrangements with Multiple Deliverables”) which amends the revenue recognition guidance for arrangements with multiple deliverables.  This new standard requires entities to allocate revenue in arrangements with multiple deliverables using estimated selling prices and eliminates the use of the residual method.  The provisions of this new standard are effective for the Company beginning August 1, 2010 (the Company’s fiscal year ending July 31, 2011); however, early adoption is permitted.  The Company is currently evaluating the impacts, if any, the adoption of this new standard will have on the Company’s financial position or results of operations.

3.           Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts.  Presented below is basic and diluted EPS for the three months ended January 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$40,690	$40,690	$60,545	$60,545

Weighted-average shares outstanding	36,245	36,245	36,570	36,570
Effect of dilutive securities	--	509	--	93
Total shares	36,245	36,754	36,570	36,663

Net income per share attributable to Vail Resorts	$1.12	$1.11	$1.66	$1.65

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 31,000 and 438,000 for the three months ended January 31, 2010 and 2009, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2010 and 2009 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net (loss) income per share:
Net (loss) income attributable to Vail Resorts	$(483)	$(483)	$26,041	$26,041

Weighted-average shares outstanding	36,223	36,223	36,728	36,728
Effect of dilutive securities	--	--	--	184
Total shares	36,223	36,223	36,728	36,912

Net (loss) income per share attributable to Vail Resorts	$(0.01)	$(0.01)	$0.71	$0.71

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net (loss) income per share because the effect of their inclusion would have been anti-dilutive totaled 1.2 million and 207,000 for the six months ended January 31, 2010 and 2009, respectively.

4.           Long-Term Debt

Long-term debt as of January 31, 2010, July 31, 2009 and January 31, 2009 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (a)	2010	2009	2009
Credit Facility Revolver	2012	$--	$--	$--
SSV Facility	2011	--	--	--
Industrial Development Bonds	2011-2020	42,700	42,700	42,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.75% Senior Subordinated Notes	2014	390,000	390,000	390,000
Other	2010-2029	6,460	6,685	6,806
Total debt		491,735	491,960	492,081
Less: Current maturities (b)		1,870	352	304
Long-term debt		$489,865	$491,608	$491,777

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2010 reflected by fiscal year are as follows (in thousands):

2010	$122
2011	1,831
2012	305
2013	319
2014	390,219
Thereafter	98,939
Total debt	$491,735

The Company incurred gross interest expense of $8.5 million and $8.7 million for the three months ended January 31, 2010 and 2009, respectively, of which $0.4 million in each period was amortization of deferred financing costs. The Company capitalized $4.4 million and $1.4 million of interest during the three months ended January 31, 2010 and 2009, respectively.  The Company incurred gross interest expense of $16.9 million and $18.4 million for the six months ended January 31, 2010 and 2009, respectively, of which $0.8 million and $1.2 million, respectively, was amortization of deferred financing costs.  The Company capitalized $7.9 million and $3.1 million of interest during the six months ended January 31, 2010 and 2009, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	January 31,	July 31,	January 31,
	2010	2009	2009
Land and land improvements	$269,248	$262,255	$263,922
Buildings and building improvements	738,165	734,576	736,730
Machinery and equipment	513,874	498,912	499,744
Furniture and fixtures	189,742	187,316	175,291
Software	52,942	44,584	43,753
Vehicles	35,208	33,991	34,573
Construction in progress	36,970	40,724	27,243
Gross property, plant and equipment	1,836,149	1,802,358	1,781,256
Accumulated depreciation	(796,594)	(744,700)	(697,225)
Property, plant and equipment, net	$1,039,555	$1,057,658	$1,084,031

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2010	2009	2009
Trade payables	$55,677	$42,530	$56,758
Real estate development payables	42,635	45,681	38,098
Deferred revenue	83,363	57,171	80,762
Deferred real estate and other deposits	64,279	21,637	30,104
Accrued salaries, wages and deferred compensation	21,404	15,202	18,578
Accrued benefits	24,974	23,496	25,118
Accrued interest	13,788	14,002	13,910
Liabilities to complete real estate projects, short term	1,970	3,972	6,950
Other accruals	31,166	21,845	31,840
Total accounts payable and accrued liabilities	$339,256	$245,536	$302,118

The composition of other long-term liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2010	2009	2009
Private club deferred initiation fee revenue and deposits	$150,980	$153,265	$155,195
Deferred real estate deposits	--	32,792	46,240
Other long-term liabilities	46,779	47,112	20,379
Total other long-term liabilities	$197,759	$233,169	$221,814

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of January 31, 2010, the Employee Housing Entities had total assets of $34.8 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.4 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  The Company’s lenders have issued letters of credit totaling $53.4 million under the Company’s senior credit facility (the “Credit Facility”) related to Employee Housing Bonds.  Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.5 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2010.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels. The Company has extended a $2.0 million note receivable to one of these entities. These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of seven hotel properties as of January 31, 2010.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third party entities, these VIEs had estimated total assets of approximately $229 million and total liabilities of approximately $151 million.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to a $2.4 million note receivable including accrued interest from one of the third parties and the net book value of the intangible asset associated with a management agreement in the amount of $0.6 million as of January 31, 2010.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

Fair Value Measurements at	January 31,	July 31,	January 31,
Reporting Date Using	2010	2009	2009
Level 1	$8,698	$47,915	$93,036
Level 2	300	13,300	18,500
Level 3	--	--	--
Total	$8,998	$61,215	$111,536

The Company’s cash equivalents include money market funds, U.S. government debt securities and time deposits.

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

The Company’s and GSSI’s put and call rights are as follows: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI has the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on a multiple of the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.

Since GSSI's remaining interest in SSV has a redemption feature, as a result of the put option, the Company has classified the redeemable noncontrolling interest in SSV in the mezzanine section in the Consolidated Condensed Balance Sheets, outside of stockholders' equity.  The Company has recorded the redeemable noncontrolling interest at the redemption value as prescribed in the operating agreement at the end of each reporting period.  At the end of each reporting period if the redemption value is below the carrying value of the noncontrolling interest, the difference is recorded in noncontrolling interests as a component of stockholders’ equity; however, if the redemption value exceeds the carrying value of the noncontrolling interest the difference is recorded in retained earnings.  As of January 31, 2010, July 31, 2009 and January 31, 2009, the redemption value of the put/call option for the remaining noncontrolling interest was $21.3 million, $15.4 million and $ 25.5 million, respectively.

9.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.6 million letter of credit issued under the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.8 million, $1.9 million and $1.5 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2010, July 31, 2009 and January 31, 2009, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees

As of January 31, 2010, the Company had various other letters of credit in the amount of $85.3 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $25.8 million of construction and development related guarantees and $5.3 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of January 31, 2010, July 31, 2009 and January 31, 2009 the accrual for the above loss contingencies was not material individually and in the aggregate.

10.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company’s ski resorts and related ancillary services.  The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, GTLC, condominium management, CME and golf operations.  The Real Estate segment owns and develops real estate in and around the Company’s resort communities.  The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss and for the Real Estate segment plus gain on sale of real property), which is a non-GAAP financial measure.  The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Net revenue:
Lift tickets	$129,517	$127,158	$129,517	$127,158
Ski school	30,069	28,962	30,069	28,962
Dining	19,789	20,281	23,257	24,210
Retail/rental	61,026	59,238	82,564	81,664
Other	20,577	22,850	34,775	37,273
Total Mountain net revenue	260,978	258,489	300,182	299,267
Lodging	38,676	41,150	80,031	86,403
Total Resort net revenue	299,654	299,639	380,213	385,670
Real Estate	870	89,157	1,075	155,907
Total net revenue	$300,524	$388,796	$381,288	$541,577
Operating expense:
Mountain	$154,018	$156,188	$230,486	$237,411
Lodging	37,788	38,697	80,411	83,595
Total Resort operating expense	191,806	194,885	310,897	321,006
Real estate	7,417	59,508	12,594	110,885
Total segment operating expense	$199,223	$254,393	$323,491	$431,891
Gain on sale of real property	$--	$--	$6,087	$--
Mountain equity investment income, net	$207	$1,161	$461	$2,176

Reported EBITDA:
Mountain	$107,167	$103,462	$70,157	$64,032
Lodging	888	2,453	(380)	2,808
Resort	108,055	105,915	69,777	66,840
Real Estate	(6,547)	29,649	(5,432)	45,022
Total Reported EBITDA	$101,508	$135,564	$64,345	$111,862

Real estate held for sale and investment	$414,501	$247,329	$414,501	$247,329

Reconciliation to net income (loss) attributable to Vail Resorts, Inc:
Total Reported EBITDA	$101,508	$135,564	$64,345	$111,862
Depreciation and amortization	(27,772)	(27,438)	(54,956)	(52,516)
Gain (loss) on disposal of fixed assets, net	12	(422)	(101)	(602)
Investment income	192	336	422	979
Interest expense, net	(4,148)	(7,295)	(8,983)	(15,242)
Income before (provision) benefit for income taxes	69,792	100,745	727	44,481
(Provision) benefit for income taxes	(24,713)	(36,412)	841	(17,003)
Net income	$45,079	$64,333	$1,568	$27,478
Net income attributable to noncontrolling interests	(4,389)	(3,788)	(2,051)	(1,437)
Net income (loss) attributable to Vail Resorts, Inc.	$40,690	$60,545	$(483)	$26,041

11.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the three and six months ended January 31, 2010.  Since inception of its stock repurchase plan through January 31, 2010, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million.  As of January 31, 2010, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

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

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheets are presented as of January 31, 2010, July 31, 2009 and January 31, 2009.  Statements of operations are presented for the three and six months ended January 31, 2010 and 2009.  Statements of cash flows are presented for the six months ended January 31, 2010 and 2009.

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2010
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$51,783	$6,225	$--	$58,008
Restricted cash	--	14,916	616	--	15,532
Trade receivables, net	--	41,054	4,312	--	45,366
Inventories, net	--	10,467	41,174	--	51,641
Other current assets	23,754	25,752	2,178	--	51,684
Total current assets	23,754	143,972	54,505	--	222,231
Property, plant and equipment, net	--	978,079	61,476	--	1,039,555
Real estate held for sale and investment	--	414,501	--	--	414,501
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,321	15,846	--	79,167
Other assets	2,871	24,793	4,997	--	32,661
Investments in subsidiaries and advances to (from) parent	1,299,947	310,835	(3,990)	(1,606,792)	--
Total assets	$1,326,572	$2,084,203	$152,082	$(1,606,792)	$1,956,065

Current liabilities:
Accounts payable and accrued liabilities	$12,404	$304,522	$22,330	$--	$339,256
Income taxes payable	10,482	--	--	--	10,482
Long-term debt due within one year	--	1,510	360	--	1,870
Total current liabilities	22,886	306,032	22,690	--	351,608
Long-term debt	390,000	41,214	58,651	--	489,865
Other long-term liabilities	29,690	165,601	2,468	--	197,759
Deferred income taxes	113,808	--	--	--	113,808
Redeemable noncontrolling interest	--	--	21,318	--	21,318
Total Vail Resorts, Inc. stockholders’ equity	770,188	1,571,356	35,436	(1,606,792)	770,188
Noncontrolling interests	--	--	11,519	--	11,519
Total stockholders’ equity	770,188	1,571,356	46,955	(1,606,792)	781,707
Total liabilities and stockholders' equity	$1,326,572	$2,084,203	$152,082	$(1,606,792)	$1,956,065

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$135,264	$3,908	$--	$139,172
Restricted cash	--	14,268	335	--	14,603
Trade receivables, net	--	46,253	4,242	--	50,495
Inventories, net	--	11,079	41,110	--	52,189
Other current assets	17,129	19,655	2,328	--	39,112
Total current assets	17,129	226,519	51,923	--	295,571
Property, plant and equipment, net	--	1,014,366	69,665	--	1,084,031
Real estate held for sale and investment	--	247,329	--	--	247,329
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,933	15,852	--	79,785
Other assets	3,581	34,284	5,066	--	42,931
Investments in subsidiaries and advances to (from) parent	1,252,220	358,925	(20,886)	(1,590,259)	--
Total assets	$1,272,930	$2,094,058	$140,868	$(1,590,259)	$1,917,597

Current liabilities:
Accounts payable and accrued liabilities	$12,507	$266,525	$23,086	$--	$302,118
Income taxes payable	33,315	--	--	--	33,315
Long-term debt due within one year	--	11	293	--	304
Total current liabilities	45,822	266,536	23,379	--	335,737
Long-term debt	390,000	42,720	59,057	--	491,777
Other long-term liabilities	3,142	215,861	2,811	--	221,814
Deferred income taxes	93,469	--	--	--	93,469
Redeemable noncontrolling interest	--	--	25,455	--	25,455
Total Vail Resorts, Inc. stockholders’ equity	740,497	1,568,941	21,318	(1,590,259)	740,497
Noncontrolling interests	--	--	8,848	--	8,848
Total stockholders’ equity	740,497	1,568,941	30,166	(1,590,259)	749,345
Total liabilities and stockholders’ equity	$1,272,930	$2,094,058	$140,868	$(1,590,259)	$1,917,597

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2010
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$238,757	$64,327	$(2,560)	$300,524
Total operating expense	158	179,433	49,914	(2,522)	226,983
(Loss) income from operations	(158)	59,324	14,413	(38)	73,541
Other (expense) income, net	(6,760)	2,876	(110)	38	(3,956)
Equity investment income, net	--	207	--	--	207
(Loss) income before benefit (provision) for income taxes	(6,918)	62,407	14,303	--	69,792
Benefit (provision) for income taxes	3,033	(27,746)	--	--	(24,713)
Net (loss) income before equity in income (loss)
of consolidated subsidiaries	(3,885)	34,661	14,303	--	45,079
Equity in income (loss) of consolidated subsidiaries	44,575	9,914	--	(54,489)	--
Net income (loss)	40,690	44,575	14,303	(54,489)	45,079
Net income attributable to noncontrolling interests	--	--	(4,389)	--	(4,389)
Net income (loss) attributable to Vail Resorts, Inc.	$40,690	$44,575	$9,914	$(54,489)	$40,690

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$343,277	$48,386	$(2,867)	$388,796
Total operating expense	98	245,356	39,628	(2,829)	282,253
(Loss) income from operations	(98)	97,921	8,758	(38)	106,543
Other (expense) income, net	(6,757)	326	(566)	38	(6,959)
Equity investment income, net	--	1,161	--	--	1,161
(Loss) income before benefit (provision) for income taxes	(6,855)	99,408	8,192	--	100,745
Benefit (provision) for income taxes	2,951	(39,360)	(3)	--	(36,412)
Net (loss) income before equity in income (loss)
of consolidated subsidiaries	(3,904)	60,048	8,189	--	64,333
Equity in income (loss) of consolidated subsidiaries, net	64,449	(4,942)	--	(59,507)	--
Net income (loss)	60,545	55,106	8,189	(59,507)	64,333
Net income attributable to noncontrolling interests	--	--	(3,788)	--	(3,788)
Net income (loss) attributable to Vail Resorts, Inc.	$60,545	$55,106	$4,401	$(59,507)	$60,545

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2010
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$298,577	$87,302	$(4,591)	$381,288
Total operating expense	320	295,150	81,506	(4,515)	372,461
(Loss) income from operations	(320)	3,427	5,796	(76)	8,827
Other (expense) income, net	(13,518)	5,381	(500)	76	(8,561)
Equity investment income, net		461	--	--	461
(Loss) income before benefit (provision) for income taxes	(13,838)	9,269	5,296	--	727
Benefit (provision) for income taxes	5,594	(4,753)	--	--	841
Net (loss) income before equity in income (loss)
of consolidated subsidiaries	(8,244)	4,516	5,296	--	1,568
Equity in income (loss) of consolidated subsidiaries, net	7,761	3,245	--	(11,006)	--
Net (loss) income	(483)	7,761	5,296	(11,006)	1,568
Net income attributable to noncontrolling interests	--	--	(2,051)	--	(2,051)
Net (loss) income attributable to Vail Resorts, Inc.	$(483)	$7,761	$3,245	$(11,006)	$(483)

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$460,445	$87,224	$(6,092)	$541,577
Total operating expense	267	407,513	83,245	(6,016)	485,009
(Loss) income from operations	(267)	52,932	3,979	(76)	56,568
Other (expense) income, net	(13,518)	794	(1,615)	76	(14,263)
Equity investment income, net	--	2,176	--	--	2,176
(Loss) income before benefit (provision) for income taxes	(13,785)	55,902	2,364	--	44,481
Benefit (provision) for income taxes	5,445	(22,442)	(6)	--	(17,003)
Net (loss) income before equity in income (loss)
of consolidated subsidiaries	(8,340)	33,460	2,358	--	27,478
Equity in income (loss) of consolidated subsidiaries, net	34,381	921	--	(35,302)	--
Net income (loss)	26,041	34,381	2,358	(35,302)	27,478
Net income attributable to noncontrolling interests	--	--	(1,437)	--	(1,437)
Net income (loss) attributable to Vail Resorts, Inc.	$26,041	$34,381	$921	$(35,302)	$26,041

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2010
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(4,108)	$15,183	$3,056	$14,131
Cash flows from investing activities:
Capital expenditures	--	(33,761)	(2,484)	(36,245)
Cash received from sale of real property	--	8,920	--	8,920
Other investing activities, net	--	(400)	166	(234)
Net cash used in investing activities	--	(25,241)	(2,318)	(27,559)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	--	60,000	25,962	85,962
Payments of other long-term debt	--	(60,000)	(26,188)	(86,188)
Other financing activities, net	294	(709)	2,779	2,364
Advances from (to) affiliates	3,814	(3,814)	--	--
Net cash provided by (used in) financing activities	4,108	(4,523)	2,553	2,138
Net (decrease) increase in cash and cash equivalents	--	(14,581)	3,291	(11,290)
Cash and cash equivalents:
Beginning of period	--	66,364	2,934	69,298
End of period	$--	$51,783	$6,225	$58,008

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the six months ended January 31, 2009
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(16,952)	$186,007	$(2,391)	$166,664
Cash flows from investing activities:
Capital expenditures	--	(71,551)	(6,009)	(77,560)
Acquisition of business	--	(38,170)	--	(38,170)
Other investing activities, net	--	(740)	323	(417)
Net cash used in investing activities	--	(110,461)	(5,686)	(116,147)
Cash flows from financing activities:
Repurchases of common stock	(14,872)	--	--	(14,872)
Proceeds from borrowings under non-recourse real estate financings	--	9,013	--	9,013
Payments of non-recourse real estate financings	--	(58,407)	--	(58,407)
Proceeds from borrowings under other long-term debt	--	--	55,782	55,782
Payments of other long-term debt	--	(15,014)	(55,999)	(71,013)
Other financing activities, net	(213)	4,428	1,592	5,807
Advances from (to) affiliates	32,037	(37,084)	5,047	--
Net cash provided by (used in) financing activities	16,952	(97,064)	6,422	(73,690)
Net decrease in cash and cash equivalents	--	(21,518)	(1,655)	(23,173)
Cash and cash equivalents:
Beginning of period	--	156,782	5,563	162,345
End of period	$--	$135,264	$3,908	$139,172

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2009 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2010 and 2009 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources.  Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”).  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Mountain Segment

The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations.  The Company’s five ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment.  The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 50% and 49% of Mountain segment net revenue for the three months ended January 31, 2010 and 2009, respectively.

Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  (i) Destination guests and (ii) In-State guests.  For the three months ended January 31, 2010, Destination guests comprised approximately 54% of the Company's skier visits, while In-State guests comprised approximately 46% of the Company's skier visits, which compares to approximately 52% and 48%, respectively, for the three months ended January 31, 2009.

Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around the Company’s resorts.  Destination guest visitation is less likely to be impacted by changes in the weather due to the advance planning generally required for vacation trips, but can be more impacted by adverse economic conditions or the global geopolitical climate.  In-State guests tend to be more value-oriented and weather sensitive.  Prior to the 2008/2009 ski season, the Company primarily marketed season passes to In-State guests in an effort to offer a value option in turn for a commitment predominately prior to the beginning of the ski season by In-State guests to ski at the Company’s resorts.  This in turn has developed a loyal customer base that generally skis multiple days each season at the Company’s resorts and provides a more stabilized stream of lift revenue to the Company.  Given the success of In-State pass products, the Company introduced a new season pass product (the “Epic Season Pass”) for the 2008/2009 ski season, marketed to its Destination guests (and also marketed to In-State guests) allowing pass holders unlimited and unrestricted access to all five of its ski resorts during the entire ski season.  All of the Company’s season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season.  For the three months ended January 31, 2010 and 2009, approximately 40% and 39%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 52% of total season pass sales for each ski season; the remaining season pass sales will be recognized as lift ticket revenue in the Company’s third fiscal quarter).

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

Lodging properties (including managed condominium rooms) at or around the Company’s ski resorts, and CME, are closely aligned with the performance of the Mountain segment and experience similar seasonal trends as the Mountain segment, particularly with respect to visitation by Destination guests.  Lodging revenue from properties (including managed condominium rooms) at or around the Company’s ski resorts, and CME, represented approximately 92% and 93% of Lodging segment revenue for the three months ended January 31, 2010 and 2009, respectively.  Lodging segment revenue during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from the Company's other owned and managed properties.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around the Company's resort communities and primarily engages in the vertical development of projects, as well as, occasionally the sale of land to third-party developers, which often includes a contingent revenue structure based on the ultimate sale of the developed units.  Revenue from vertical development projects is not recognized until closing of individual units within a project which occurs after substantial completion of the project.  Contingent future profits from land sales, if any, are recognized only when received.  The Company attempts to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects.  The Company's real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments.  The Company’s revenue from the Real Estate segment, and associated expense, fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company’s Form 10-K, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance or condition:

•
The economic recession that has affected the U.S. and the global economy throughout calendar year 2009 and the uncertainty over its breadth, depth and duration have had a negative impact on overall trends in the travel and leisure industries and on the Company’s results of operations.  In this environment the Company’s skier visitation and overall guest spend on ancillary services, including ski school, dining and retail/rental, has reflected declines for the periods including the 2009/2010 ski season to date through January 31, 2010 and the entire 2008/2009 ski season when compared to the similar periods of the previous two ski seasons prior to the economic recession.  Additionally, the declines in skier visitation, in particular Destination guests, have negatively impacted occupancy at the Company’s owned and managed lodging properties proximate to the Company’s ski resorts.  Furthermore, the Company continues to experience a change in booking trends such that guest reservations are being made much closer to the actual date of stay.  The Company cannot predict the extent to which the effects of the current economic environment will continue, worsen or improve or the timing and nature of any changes to the macroeconomic environment, including the impact it may have on the Company’s results of operations for the remaining 2009/2010 ski season.

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation.  To mitigate this impact, the Company focuses efforts on the sale of season passes prior to the beginning of the season to In-State guests and Destination guests.  Additionally, the Company has invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.  Snowfall, especially from the early season through mid January 2010, for the 2009/2010 ski season has been significantly lower than the historical average (with the exception of the Company’s Heavenly resort), which the Company believes had a negative impact on visitation.  The Company cannot predict the degree to which these snowfall trends will continue, or if snowfall will return to historical levels in similar future periods.

•
The Company’s season pass products provide a value option to its guests which in turn creates a guest commitment predominately prior to the start of the ski season resulting in a more stabilized stream of lift revenue for the Company.  Total season pass sales (including the Epic Season Pass) increased by $5.7 million as of January 31, 2010 for the 2009/2010 ski season over total season pass sales for the entire 2008/2009 ski season.  Deferred revenue related to season pass sales was $48.4 million as of January 31, 2010 (compared to $45.9 million as of January 31, 2009) which will be recognized as lift revenue during the Company’s third fiscal quarter ending April 30, 2010.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular fiscal quarter or fiscal year. The Company has two real estate projects currently under development which are scheduled to be completed in the spring/summer of 2010 (One Ski Hill Place in Breckenridge) and the fall of 2010 (The Ritz-Carlton Residences, Vail) and expects to begin closing on units under contract beginning in the fourth quarter of fiscal 2010.  The Company has increased risk associated with selling and closing real estate as a result of the continued instability in the capital and credit markets and slowdown in the overall real estate market, including the risk that certain buyers may be unable to close on their units due to a reduction in funds available to buyers and/or decreases in mortgage availability, as well as the potential of certain buyers being successful in seeking rescission of their contracts (see Part II Item 1. Legal Proceedings).  As such, the Company cannot predict the ultimate number of units that it will sell and/or close, the ultimate price it will receive, or when the units will sell and/or close.  Additionally, if a more severe prolonged economic downturn were to occur the Company may have to adjust its selling prices in an effort to sell and close on units currently under development, although it currently has no plans to do so.

•
Over the past three years the Company’s Real Estate segment results through July 31, 2009 have reflected the successful completion of several real estate projects including the Arrabelle at Vail Square, Vail’s Front Door, Crystal Peak Lodge at Breckenridge, Gore Creek Place in Vail’s Lionshead Village and Mountain Thunder in Breckenridge.  Additionally, as mentioned above, the Company expects to complete One Ski Hill Place and The Ritz-Carlton Residences, Vail in the near future, of which revenue and profit from these projects are expected to be recognized beginning in the fourth quarter of fiscal year 2010 as units close.  Although the Company continues to do planning and design work on future projects, it currently does not plan to undertake significant development activities on new projects until the current economic environment improves.  The Company believes that due to its low carrying costs of real estate held for sale and investment combined with no third party debt being held associated with its real estate investments, that it is well situated to time the launch of future projects with a more favorable economic environment.

•
The Company had $58.0 million in cash and cash equivalents as of January 31, 2010 as well as $308.1 million available under the revolver component of its senior credit facility (the “Credit Facility”). The Company plans to continue to self-fund its current real estate projects under construction (the Company estimates to incur between $100 and $120 million in cash expenditures subsequent to January 31, 2010 on the projects currently under construction) which has and may require the Company to borrow under the revolver component of its Credit Facility from time to time during fiscal 2010; however, the Company currently believes it has adequate capacity under its revolver to address potential borrowing needs, even in the event of a more sustained negative economic environment.

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

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and six months ended January 31, 2010, compared to the three and six months ended January 31, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Mountain Reported EBITDA	$107,167	$103,462	$70,157	$64,032
Lodging Reported EBITDA	888	2,453	(380)	2,808
Resort Reported EBITDA	108,055	105,915	69,777	66,840
Real Estate Reported EBITDA	(6,547)	29,649	(5,432)	45,022

Income before (provision) benefit for income taxes	69,792	100,745	727	44,481
Net income (loss) attributable to Vail Resorts, Inc.	$40,690	$60,545	$(483)	$26,041

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2010 compared to the three months ended January 31, 2009

Mountain segment operating results for the three months ended January 31, 2010 and 2009 are presented by category as follows (in thousands, except effective ticket price ("ETP")):

	Three Months Ended		Percentage
	January 31,		Increase
	2010	2009	(Decrease)
Net Mountain revenue:
Lift tickets	$129,517	$127,158	1.9%
Ski school	30,069	28,962	3.8%
Dining	19,789	20,281	(2.4	) %
Retail/rental	61,026	59,238	3.0%
Other	20,577	22,850	(9.9	) %
Total Mountain net revenue	$260,978	$258,489	1.0%
Mountain operating expense:
Labor and labor-related benefits	$57,859	$59,849	(3.3	) %
Retail cost of sales	23,731	24,662	(3.8	) %
Resort related fees	14,381	14,247	0.9%
General and administrative	26,043	24,082	8.1%
Other	32,004	33,348	(4.0	) %
Total Mountain operating expense	$154,018	$156,188	(1.4	) %
Mountain equity investment income, net	207	1,161	(82.2	) %
Total Mountain Reported EBITDA	$107,167	$103,462	3.6%

Total skier visits	2,782	2,778	0.1%
ETP	$46.56	$45.77	1.7%

Total Mountain Reported EBITDA includes $1.3 million and $1.1 million of stock-based compensation expense for the three months ended January 31, 2010 and 2009, respectively.

Lift revenue increased $2.4 million, or 1.9%, for the three months ended January 31, 2010 compared to the same period in the prior year, primarily due to a $3.1 million, or 6.2%, increase in season pass revenue, partially offset by a decrease in lift revenue excluding season passes of $0.7 million, or 0.9%.  The increase in season pass revenue was due to an increase in season pass units sold.  Total skier visitation was up 0.1% with overall visitation for the four Colorado resorts (excluding Heavenly) being down 1.6%.  The four Colorado resorts were negatively impacted by significantly below average snowfall particularly in the early season up to mid-January 2010.  Total skier visitation and to a lesser degree total lift revenue was favorably impacted by the timing of the current year quarter end compared to the prior year (the current year quarter ended on a Sunday versus the prior year quarter which ended on a Saturday).  Despite the increase in season pass units sold, visitation for pass holders was relatively flat while visitation excluding season pass holders was up slightly by 0.2%, as season pass holder visitation was impacted more by the earlier season historically low snowfall levels at the Company’s Colorado resorts.  In addition, ETP growth of 1.7% was driven by an increase in season pass revenue when combined with a decline in the average number of days skied by passholders, partially offset by a decline of 1.1% in ETP excluding season pass products.

Ski school revenue increased $1.1 million, or 3.8%, in the three months ended January 31, 2010 compared to the same period in the prior year primarily due to a 3.7% increase in yield per skier visit as both group and private lessons benefited from higher guest spend and were also favorably impacted by new programs being offered in ski school this year.  Dining revenue decreased $0.5 million, or 2.4%, in the three months ended January 31, 2010 compared to the same period in the prior year, due to an approximate 5.6% decrease in the number of total on-mountain food and beverage transactions partially offset by a 4.2% increase in revenue per transaction.  Dining operations were impacted by the significantly lower than average early season snowfall which resulted in delays in the opening of certain on-mountain dining venues.  Additionally, fine dining was down approximately 4.4% driven by lower revenue per transaction.  Revenue from retail/rental operations increased $1.8 million, or 3.0%, primarily due to higher retail sales and rental volumes at the Company’s Vail and Breckenridge mountain resort stores and San Francisco Bay area stores.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), other mountain activities revenue, marketing revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue.   For the three months ended January 31, 2010 other revenues decreased $2.3 million, or 9.9%, compared to the three months ended January 31, 2009, primarily due to a decrease in employee housing revenue especially at Breckenridge and Vail, strategic alliance marketing revenue and other revenue associated with parking and mountain ski area transportation services.

Operating expense decreased $2.2 million, or 1.4%, during for the three months ended January 31, 2010 compared to the same period in the prior year.  This decrease primarily resulted from a decrease in labor and labor-related benefits expense of $2.0 million, or 3.3%, due to the impacts of cost reduction initiatives including the suspension of the Company’s matching contribution to its 401(k) program effective January 2009 and a company-wide wage reduction plan implemented in April 2009 and lower workers’ compensation costs; and a $0.9 million, or 3.8%, decrease in retail cost of sales due to improved inventory management and lower average inventory costs resulting in improved gross margins.  Additionally, other expenses decreased $1.3 million, or 4.0%, due primarily to lower food and beverage cost of sales, supplies and fuel expense.  All of the above decreases were partially offset by a $2.0 million, or 8.1%, increase in general and administrative expenses primarily attributable to increased employee medical costs, as well as the timing of marketing spend, as more marketing expenditures occurred in the first quarter of the prior year as compared to the second quarter of the current year.

Mountain equity investment income primarily includes the Company's share of income from the operations of a real estate brokerage joint venture.  The decrease in equity investment income for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures primarily on multi-unit projects compared to the three months ended January 31, 2009.

Six months ended January 31, 2010 compared to the six months ended January 31, 2009

Mountain segment operating results for the six months ended January 31, 2010 and 2009 are presented by category as follows (in thousands, except ETP):

	Six Months Ended		Percentage
	January 31,		Increase
	2010	2009	(Decrease)
Net Mountain revenue:
Lift tickets	$129,517	$127,158	1.9%
Ski school	30,069	28,962	3.8%
Dining	23,257	24,210	(3.9	) %
Retail/rental	82,564	81,664	1.1%
Other	34,775	37,273	(6.7	) %
Total Mountain net revenue	$300,182	$299,267	0.3%
Mountain operating expense:
Labor and labor-related benefits	$81,243	$83,865	(3.1	) %
Retail cost of sales	36,294	37,914	(4.3	) %
Resort related fees	15,106	14,962	1.0%
General and administrative	46,570	47,337	(1.6	) %
Other	51,273	53,333	(3.9	) %
Total Mountain operating expense	$230,486	$237,411	(2.9	) %
Mountain equity investment income, net	461	2,176	(78.8	) %
Total Mountain Reported EBITDA	$70,157	$64,032	9.6%

Total skier visits	2,782	2,778	0.1%
ETP	$46.56	$45.77	1.7%

Total Mountain Reported EBITDA includes $2.9 million and $2.3 million of stock-based compensation expense for the six months ended January 31, 2010 and 2009, respectively.

As the Company's five ski resorts opened during the Company’s second fiscal quarter, the results of the six months ended January 31, 2010 and 2009 for lift ticket revenue and ski school revenue are the same as the three months ended January 31, 2010 and 2009.

Dining revenue decreased $1.0 million, or 3.9%, in the six months ended January 31, 2010 compared to the same period in the prior year, due to an approximate 5.3% decrease in the number of total on-mountain food and beverage transactions partially offset by an increase of 2.7% in revenue per transaction.  Additionally, fine dining experienced a decrease of approximately 4.0% and 2.5% in the number of transactions and revenue per transaction, respectively.  Revenue from retail/rental operations increased $0.9 million, or 1.1%, primarily due to higher retail sales and rental volumes at the Company’s Vail and Breckenridge mountain resort stores and San Francisco Bay area stores during the three months ended January 31, 2010 compared to the same period in the prior year.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue.  For the six months ended January 31, 2010 other revenues decreased $2.5 million, or 6.7%, compared to the six months ended January 31, 2009, primarily due to a decrease in employee housing revenue especially at Breckenridge and Vail, strategic alliance marketing revenue and other revenue associated with parking and mountain ski area transportation services, partially offset by an increase in private club operations resulting from the opening of the Vail Mountain Club in November 2008 and an increase in on-mountain summer activities in Breckenridge and Keystone as the prior year’s on-mountain summer activities were negatively impacted by construction activities at the respective resorts.
Operating expense decreased $6.9 million, or 2.9%, for the six months ended January 31, 2010 compared to the same period in the prior year.  This decrease primarily resulted from a decrease in labor and labor-related benefits expense of $2.6 million, or 3.1%, due to the impacts of cost reduction initiatives including the suspension of the Company’s matching contribution to its 401(k) program effective January 2009 and a company-wide wage reduction plan implemented in April 2009 and lower workers’ compensation costs; and a $1.6 million, or 4.3%, decrease in retail cost of sales due to improved inventory management and lower average inventory costs resulting in improved gross margins.  Additionally, other expenses decreased $2.1 million, or 3.9%, due primarily to lower food and beverage cost of sales, supplies, repairs and maintenance and fuel expense, partially offset by higher property taxes; and, general and administrative expenses decreased $0.8 million, or 1.6%, primarily due to the timing of marketing spend and lower employee housing costs, partially offset by higher employee medical costs.

Mountain equity investment income primarily includes the Company's share of income from the operations of a real estate brokerage joint venture.  The decrease in equity investment income for the six months ended January 31, 2010 compared to the six months ended January 31, 2009 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures primarily on multi-unit projects compared to the six months ended January 31, 2009.

Lodging Segment

Three months ended January 31, 2010 compared to the three months ended January 31, 2009

Lodging segment operating results for the three months ended January 31, 2010 and 2009 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended		Percentage
	January 31,		Increase
	2010	2009	(Decrease)
Lodging net revenue:
Owned hotel rooms	$8,286	$8,774	(5.6)%
Managed condominium rooms	10,819	12,164	(11.1)%
Dining	4,522	4,989	(9.4)%
Transportation	7,341	7,528	(2.5)%
Other	7,708	7,695	0.2%
Total Lodging net revenue	$38,676	$41,150	(6.0)%
Lodging operating expense:
Labor and labor-related benefits	$18,449	$20,408	(9.6)%
General and administrative	7,653	6,547	16.9%
Other	11,686	11,742	(0.5)%
Total Lodging operating expense	$37,788	$38,697	(2.3)%
Total Lodging Reported EBITDA	$888	$2,453	(63.8)%

Owned hotel statistics:
ADR	$205.85	$206.25	(0.2)%
RevPar	$103.50	$117.95	(12.3)%

Managed condominium statistics:
ADR	$336.13	$348.07	(3.4)%
RevPar	$113.13	$126.37	(10.5)%

Owned hotel and managed condominium statistics (combined):
ADR	$280.84	$286.93	(2.1)%
RevPar	$109.95	$123.64	(11.1)%

Total Lodging Reported EBITDA includes $0.5 million of stock-based compensation expense for both the three months ended January 31, 2010 and 2009.

Total Lodging net revenue for the three months ended January 31, 2010 decreased $2.5 million, or 6.0%, compared to the three months ended January 31, 2009.  Revenue from owned hotel rooms decreased $0.5 million, or 5.6%, for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, which was driven by a decrease in occupancy of 6.9 percentage points primarily due to significant declines in transient guest visitation.  Revenue from managed condominium rooms decreased $1.3 million, or 11.1%, for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily due to a decline in transient guest visitation at Keystone resulting in a decrease in revenue of $0.7 million.

Dining revenue for the three months ended January 31, 2010 decreased $0.5 million, or 9.4%, as compared to the three months ended January 31, 2009, mainly due to decreased occupancy and the temporary closing of one restaurant for renovation.  Transportation revenue for the three months ended January 31, 2010 decreased $0.2 million, or 2.5%, as compared to the three months ended January 31, 2009 primarily due to a slight decrease in revenue per passenger.  Other revenue increased 0.2% due to an increase in revenue from managed properties.

Operating expense decreased $0.9 million, or 2.3%, for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily due to (i) a decrease in labor and labor-related benefits of $2.0 million, or 9.6%, primarily due to lower staffing levels associated with decreased occupancy and impacts of cost reduction initiatives including the suspension of the Company’s matching contribution to its 401(k) program effective January 2009 and a company-wide wage reduction plan implemented in April 2009, and (ii) a decrease in other expense of $0.1 million, or 0.5%, primarily due to decreased variable operating costs associated with lower revenue including lower food and beverage cost of sales and other operating expense partially offset by higher property taxes.  The above decreases were partially offset by an increase in general and administrative expense of $1.1 million, or 16.9%, primarily due to higher employee medical costs.

Six months ended January 31, 2010 compared to the six months ended January 31, 2009

Lodging segment operating results for the six months ended January 31, 2010 and 2009 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six months ended		Percentage
	January 31,		Increase
	2010	2009	(Decrease)
Lodging net revenue:
Owned hotel rooms	$19,282	$20,974	(8.1)%
Managed condominium rooms	15,229	17,219	(11.6)%
Dining	13,468	15,478	(13.0)%
Transportation	8,974	7,528	19.2%
Golf	6,823	8,055	(15.3)%
Other	16,255	17,149	(5.2)%
Total Lodging net revenue	$80,031	$86,403	(7.4)%
Lodging operating expense:
Labor and labor-related benefits	$38,824	$41,252	(5.9)%
General and administrative	14,631	14,028	4.3%
Other	26,956	28,315	(4.8)%
Total Lodging operating expense	$80,411	$83,595	(3.8)%
Total Lodging Reported EBITDA	$(380)	$2,808	(113.5)%

Owned hotel statistics:
ADR	$187.90	$180.85	3.9%
RevPar	$94.98	$107.86	(11.9)%

Managed condominium statistics:
ADR	$286.90	$283.41	1.2%
RevPar	$69.91	$82.10	(14.8)%

Owned hotel and managed condominium statistics (combined):
ADR	$231.42	$226.73	2.1%
RevPar	$79.45	$91.76	(13.4)%

Total Lodging Reported EBITDA includes $1.0 million and $0.9 million of stock-based compensation expense for the six months ended January 31, 2010 and 2009, respectively.

Total Lodging net revenue for the six months ended January 31, 2010 decreased $6.4 million, or 7.4%, compared to the six months ended January 31, 2009.  Due to the acquisition of CME on November 1, 2008, Lodging net revenue for the six months ended January 31, 2009 includes only three months of operations for CME.  Excluding the impact of CME revenue for the three months ended October 31, 2009, total Lodging net revenue decreased $8.0 million, or 9.3% for the six months ended January 31, 2010 compared to the six months ended January 31, 2009.

Revenue from owned hotel rooms decreased $1.7 million, or 8.1%, for the six months ended January 31, 2010 compared to the six months ended January 31, 2009, which was driven by a decrease in occupancy of 9.1 percentage points due to declines in group business and transient guest visitation, partially offset by an increase in ADR of 3.9%.  The increase in ADR was primarily due to GTLC, as GTLC’s ADR increased by 9.7%.  Revenue from managed condominium rooms decreased $2.0 million, or 11.6%, for the six months ended January 31, 2010 compared to the six months ended January 31, 2009, due to a decline in both transient guest visitation and group business at Keystone resulting in a decrease in revenue of $1.0 million.

Dining revenue for the six months ended January 31, 2010 decreased $2.0 million, or 13.0%, as compared to the six months ended January 31, 2009, due to decreased transient guest and group visitation primarily at the Company’s Colorado mountain resorts.  Golf revenues decreased $1.2 million, or 15.3%, for the six months ended January 31, 2010 compared to the six months ended January 31, 2009, resulting from a 15% decrease in the number of golf rounds played combined with lower revenue per round.  Other revenue decreased $0.9 million, or 5.2%, in the six months ended January 31, 2010 compared to the six months ended January 31, 2009, primarily due to a decrease in revenue from spa and conference services, which were negatively impacted by lower occupancy from groups.  Transportation revenues were up $1.4 million, or 19.2%, due to a full six months of operations for CME included in the six months ended January 31, 2010 compared to only three months of operations for CME in the six months ended January 31, 2009.

Operating expense decreased $3.2 million, or 3.8%, for the six months ended January 31, 2010 compared to the six months ended January 31, 2009.  Due to the acquisition of CME on November 1, 2008, operating expenses for the six months ended January 31, 2010 included six months of CME operating expenses compared to only three months of CME operating expenses for the six months ended January 31, 2009.  Excluding the impact of CME operating expenses for the three months ended October 31, 2009 of $2.7 million, operating expenses decreased $5.9 million, or 7.1%, primarily due to (i) a decrease in labor and labor-related benefits of $4.1 million, or 10.0%, primarily due to lower staffing levels associated with decreased occupancy and the impacts of cost reduction initiatives including the suspension of the Company’s matching contribution to its 401(k) program effective January 2009 and a company-wide wage reduction plan implemented in April 2009, and (ii) a decrease in other expense of $2.4 million, or 8.4%, primarily due to decreased variable operating costs associated with lower revenue including lower food and beverage cost of sales and a decrease in supplies and utilities expense.  The above decreases were partially offset by an increase in general and administrative expense of $0.6 million, or 4.3%, primarily due to higher employee medical costs.

Real Estate Segment

Three months ended January 31, 2010 compared to the three months ended January 31, 2009

Real Estate segment operating results for the three months ended January 31, 2010 and 2009 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	January 31,		Increase
	2010	2009	(Decrease)
Total Real Estate net revenue	$870	$89,157	(99.0)%
Total Real Estate operating expense	7,417	59,508	(87.5)%
Total Real Estate Reported EBITDA	$(6,547)	$29,649	(122.1)%

Real Estate Reported EBITDA includes $1.1 million of stock-based compensation expense for both the three months ended January 31, 2010 and 2009.

The Company’s Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2010

Real Estate segment net revenue for the three months ended January 31, 2010 primarily included allocated corporate revenue.  Operating expense for the three months ended January 31, 2010 primarily included general and administrative costs of approximately $7.2 million (including $1.1 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development, overhead costs such as labor and labor-related benefits and allocated corporate costs.

Three months ended January 31, 2009

Real Estate segment net revenue for the three months ended January 31, 2009 was driven primarily by the closing of six Lodge at Vail Chalet (“Chalet”) units ($76.9 million of revenue with an average selling price per unit of $12.8 million and an average price per square foot of $2,689), three residences at Crystal Peak Lodge ($3.7 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $972) and the closing of one condominium at Arrabelle ($7.7 million of revenue with an average price per square foot of $1,533).  The higher average price per square foot for the Chalet units was driven by their premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only 13 exclusive chalets.  The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities resulting from this project.  The Crystal Peak Lodge average price per square foot though significantly lower than the Vail project real estate sales, is significantly higher than historical Breckenridge project real estate sales and is primarily driven by its ski-in/ski-out location at the base of Peak 7 in Breckenridge and close proximity to the BreckConnect Gondola.

Operating expense for the three months ended January 31, 2009 included cost of sales of $44.5 million commensurate with revenue recognized, primarily driven by the closing of six Chalets units ($36.6 million in cost of sales with an average cost per square foot of $1,280), three residences at Crystal Peak Lodge ($1.5 million in cost of sales with an average cost per square foot of $416) and the closing of one condominium at Arrabelle ($6.3 million in cost of sales with an average cost per square foot of $1,251).  The cost per square foot for the Chalets and Arrabelle are reflective of the high-end features and amenities associated with these projects and the relatively high construction costs associated with mountain resort development.  The cost per square foot for Crystal Peak Lodge is reflective of its less complicated design features and fewer amenities associated with this project relative to the Chalets and Arrabelle.  Operating expense also included sales commissions of approximately $4.6 million commensurate with revenue recognized and general and administrative costs of approximately $7.4 million (including $1.1 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.  In addition, the Company recorded $3.0 million of costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to its Jackson Hole Golf & Tennis Club (“JHG&TC”) development, which is reflected in Real Estate segment operating expense in the three months ended January 31, 2009.

Six months ended January 31, 2010 compared to the six months ended January 31, 2009

Real Estate segment operating results for the six months ended January 31, 2010 and 2009 are presented by category as follows (in thousands):

	Six Months Ended		Percentage
	January 31,		Increase
	2010	2009	(Decrease)
Total Real Estate net revenue	$1,075	$155,907	(99.3)%
Total Real Estate operating expense	12,594	110,885	(88.6)%
Gain on sale of real property	6,087	--	--%
Total Real Estate Reported EBITDA	$(5,432)	$45,022	(112.1)%

Real Estate Reported EBITDA includes $2.5 million and $2.0 million of stock-based compensation expense for the six months ended January 31, 2010 and 2009, respectively.

Six months ended January 31, 2010

Real Estate segment net revenue for the six months ended January 31, 2010 primarily included allocated corporate revenue.  In addition, during the six months ended January 31, 2010 the Company sold a land parcel located at the Arrowhead base area of the Beaver Creek Resort for $8.5 million and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales).

Operating expense for the six months ended January 31, 2010 primarily included general and administrative costs of approximately $12.3 million (including $2.5 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.

Six months ended January 31, 2009

Real Estate segment net revenue for the six months ended January 31, 2009 was driven primarily by the closing of 42 residences at Crystal Peak Lodge ($54.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $1,038), the closing of seven Chalet units ($91.3 million of revenue with an average selling price per unit of $13.0 million and price per square foot of $2,718) and one condominium unit at Arrabelle ($7.7 million of revenue with an average price per square foot of  $1,533).  The higher average price per square foot for the Chalet units was driven by the premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only 13 exclusive chalets.  The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities resulting from this project.  The Crystal Peak Lodge average price per square foot though significantly lower than the Vail project real estate sales, was significantly higher than historical Breckenridge project real estate sales and was primarily driven by its ski-in/ski-out location at the base of Peak 7 in Breckenridge and close proximity to the BreckConnect Gondola.

Operating expense for the six months ended January 31, 2009 included cost of sales of $84.6 million commensurate with revenue recognized, primarily driven by the closing of seven Chalet units ($43.9 million in cost of sales with an average cost per square foot of $1,308), the closing of 42 residences at Crystal Peak Lodge ($34.6 million in cost of sales with an average cost per square foot of $660), and one condominium unit at Arrabelle ($6.3 million in cost of sales with an average cost per square foot of $1,251).  The cost per square foot for the Arrabelle and Chalets are reflective of the high-end features and amenities associated with this project and the relatively high construction costs associated with mountain resort development.  The cost per square foot for Crystal Peak Lodge is reflective of its less complicated design features and fewer amenities associated with this project relative to the Arrabelle and Chalets.  Operating expense also included sales commissions of approximately $8.8 million commensurate with revenue recognized and general and administrative costs of approximately $14.5 million (including $2.0 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.  In addition, the Company recorded $3.0 million of costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to its JHG&TC development, which is reflected in Real Estate segment operating expense in the six months ended January 31, 2009.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three and six months ended January 31, 2010 increased $0.3 million and $2.4 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures including a new gondola placed in-service within the last year, renovations to certain lodging properties and the acquisition of CME.

Investment income.  Investment income decreased $0.1 million and $0.6 million for the three and six months ended January 31, 2010, respectively, compared to the same periods in the prior year, primarily due to a decrease in average invested cash during the period.

Interest expense, net.  For the three and six months ended January 31, 2010, interest expense, net decreased $3.1 million and $6.3 million, respectively, compared to the same periods in the prior year primarily due to an increase in capitalized interest on self-funded real estate projects.

Income taxes.  The effective tax rate for the three and six months ended January 31, 2010 was 35.4% and 115.7%, respectively, compared to the effective tax rate for the three and six months ended January 31, 2009 of 36.1% and 38.2%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and the amount of net income attributable to noncontrolling interest recorded during the period.  Additionally, the Company recorded a $0.3 million income tax benefit in the six months ended January 31, 2010 due to a reversal of an income tax contingency resulting from the expiration of the statue of limitations.
Beginning August 1, 2009, the Company adopted a FASB statement regarding noncontrolling interest (see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Condensed Financial Statements) which requires that the net income or loss attributable to noncontrolling interest in the Company’s consolidated subsidiaries no longer be included in the determination of pretax income or loss in the Company’s effective tax rate calculation.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Mountain Reported EBITDA	$107,167	$103,462	$70,157	$64,032
Lodging Reported EBITDA	888	2,453	(380)	2,808
Resort Reported EBITDA	108,055	105,915	69,777	66,840
Real Estate Reported EBITDA	(6,547)	29,649	(5,432)	45,022
Total Reported EBITDA	101,508	135,564	64,345	111,862
Depreciation and amortization	(27,772)	(27,438)	(54,956)	(52,516)
Gain (loss) on disposal of fixed assets, net	12	(422)	(101)	(602)
Investment income	192	336	422	979
Interest expense, net	(4,148)	(7,295)	(8,983)	(15,242)
Income before (provision) benefit for income taxes	69,792	100,745	727	44,481
(Provision) benefit for income taxes	(24,713)	(36,412)	841	(17,003)
Net income	45,079	64,333	1,568	27,478
Net income attributable to noncontrolling interests	(4,389)	(3,788)	(2,051)	(1,437)
Net income (loss) attributable to Vail Resorts, Inc.	$40,690	$60,545	$(483)	$26,041

The following table reconciles Net Debt (in thousands):

	January 31,
	2010	2009
Long-term debt	$489,865	$491,777
Long-term debt due within one year	1,870	304
Total debt	491,735	492,081
Less: cash and cash equivalents	58,008	139,172
Net debt	$433,727	$352,909

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

The Company's second and third fiscal quarters historically result in seasonally high cash on hand as the Company's ski resorts are generally open for ski operations from mid-November to mid-April, from which the Company has historically generated a significant portion of its operating cash flows for the year.  Additionally, cash provided by operating activities can be significantly impacted by the timing of closings on and investment in real estate development projects.

In addition to the Company’s $58.0 million of cash and cash equivalents at January 31, 2010, the Company has $308.1 million available under its Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $91.9 million).  The Company continued to self-fund its current real estate projects under construction (the Company estimates to incur between $100 and $120 million in cash expenditures subsequent to January 31, 2010) which has and may require the Company to borrow under the revolver component of its Credit Facility from time to time during fiscal 2010.  The Company expects that its liquidity needs in the near term will be met by the utilization of cash flows generated by operating activities and borrowings under the Credit Facility.  The Company believes the Credit Facility, which matures in 2012, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.0%.

Six months ended January 31, 2010 compared to the six months ended January 31, 2009

The Company generated $14.1 million of cash from operating activities in the six months ended January 31, 2010, a decrease of $152.5 million when compared to the $166.7 million of cash generated in the six months ended January 31, 2009.  The decline in operating cash flows was primarily a result of real estate closings that occurred in the six months ended January 31, 2009 which generated $116.8 million in proceeds.  Additionally, investments in real estate increased $28.6 million during the six months ended January 31, 2010 compared to the six months ended January 31, 2009.  Further contributing to the decrease in cash provided by operating activities for the six months ended January 31, 2010 compared to the six months ended January 31, 2009 was the receipt of $38.4 million of private club initiation fees for the Vail Mountain Club in the six months ended January 31, 2009 and a reduction in restricted cash of $48.3 million in the prior year period which became available for general purpose use due to the payoff of the Company’s non-recourse real estate financing.  Partially offsetting the above items was a decrease in income tax payments of $31.0 million, an increase in real estate development payables of $11.4 million, an increase in trade payables of $9.5 million, as well as, a reduction in accounts receivable primarily due to an increase in proceeds from the sale of season passes.

Cash used in investing activities decreased by $88.6 million in the six months ended January 31, 2010 compared to the six months ended January 31, 2009 due to a decrease in resort capital expenditures of $41.3 million, cash receipts of $8.9 million primarily related to a land parcel the Company sold during the six months ended January 31, 2010 and the acquisition of CME on November 1, 2008 in the prior year.

Cash used in financing activities decreased $75.8 million in the six months ended January 31, 2010 compared to the six months ended January 31, 2009 resulting from the $58.4 million payoff of the Company’s non-recourse real estate financings in the six months ended January 31, 2009 and no repurchases of common stock during the six months ended January 31, 2010, compared to repurchases of $14.9 million during the six months ended January 31, 2009.  Additionally, the Company paid $15.0 million for a scheduled debt maturity during the six months ended January 31, 2009.

Significant Uses of Cash

The Company’s cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in operations and for real estate projects under construction.

The Company expects to spend approximately $115 million to $135 million in calendar year 2010 for real estate under development, including the construction of associated resort-related depreciable assets, of which approximately $15 million was spent as of January 31, 2010, leaving approximately $100 million to $120 million to spend in the remainder of the calendar year 2010.  The Company has entered into contracts with third parties to provide services to the Company throughout the course of project development; commitments for future services to be performed under such current contracts total approximately $65 million and are expected to be performed primarily over the next calendar year.

The Company has historically invested significant cash in capital expenditures for its resort operations, and expects to continue to invest in the future; however, plans for such investment were reduced in calendar year 2009 given the significant level of capital expenditures made in the previous few years including individually significant projects that do not annually re-occur such as gondolas and major hotel renovations coupled with the current economic environment.  The Company has increased its level of expected resort discretionary investment for calendar year 2010 above the calendar year 2009 level, although such spending is still expected to remain well below the 2007 and 2008 calendar year levels.  Current capital expenditure levels will primarily include investments that allow the Company to maintain its high quality standards, as well as certain incremental discretionary improvements at the Company’s five ski resorts and throughout its owned hotels.  The Company evaluates additional discretionary capital improvements based on an expected level of return on investment.  The Company currently anticipates it will spend approximately $75 million to $85 million of resort capital expenditures for calendar year 2010, excluding resort depreciable assets arising from real estate activities noted above.  Included in these capital expenditures are approximately $37 million to $42 million which are necessary to maintain appearance and level of service appropriate to the Company’s resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2010 are expected to include a new high speed chairlift to serve Vail mountain’s back bowls; a new on-mountain restaurant at Heavenly; a new coaster slide at Breckenridge; expansion of Vail mountain’s adventure ridge; Keystone Lodge guest room renovation and new marketing campaign management software, among other projects. The Company currently plans to utilize cash on hand, borrowing available under its Credit Facility and/or cash flow generated from future operations to provide the cash necessary to execute its capital plans.

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $491.7 million debt outstanding as of January 31, 2010) are not due until fiscal 2014 and beyond.  As of January 31, 2010 and 2009, total long-term debt (including long-term debt due within one year) was $491.7 million and $492.1 million, respectively.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $352.9 million as of January 31, 2009 to $433.7 million as of January 31, 2010 due primarily to the decrease in cash and cash equivalents.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $52.6 million of variable-rate debt outstanding as of January 31, 2010.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.5 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can respond to liquidity impacts of changes in the business and economic environment by managing its capital expenditures and the timing of new real estate development activity.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the six months ended January 31, 2010.  Since inception of its stock repurchase plan, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million, through January 31, 2010.  As of January 31, 2010, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”), prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

The Company was in compliance with all restrictive financial covenants in its debt instruments as of January 31, 2010.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2010.  However, there can be no assurance that the Company will continue to meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2010, the Company had $52.6 million of variable rate indebtedness, representing 10.7% of the Company's total debt outstanding, at an average interest rate during the three and six months ended January 31, 2010 of 0.9% and 1.0%, respectively.  Based on variable-rate borrowings outstanding as of January 31, 2010, a 100-basis point (or 1.0%) change in LIBOR would have caused the Company's annual interest payments to change by $0.5 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business.  The Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  Talisker filed an answer to the Company’s complaint along with three counterclaims.  Peninsula filed a motion to dismiss, which was denied.  On October 21, 2009, the Company filed a Stipulated Motion to Dismiss ASC and agreed that it would not seek any relief that would have the effect of invalidating the sale by ASC to Talisker Canyons Finance Co, LLC.  On January 12, 2010, Peninsula filed an answer to the Company’s complaint and brought cross claims against Talisker and a third party complaint against Mark Robbins (Peninsula’s former managing member), Jacob Bistricer (Talisker Corporation’s CEO), and Talisker Canyons Acquisition Co. LLC.  Talisker moved to strike Peninsula’s answer, cross claims and third party complaint.  The District Court subsequently vacated the previous scheduling order, which included the July 19, 2010 trial date and set a status conference date of March 26, 2010.  The Company continues to pursue this action, but is unable to predict the ultimate outcome of the above described actions.

Internal Revenue Service Litigation

On August 24, 2009, the Company filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001.  The Company’s amended tax returns for those years included calculations of net operating losses (“NOL”) carried forward from prior years to reduce its tax years 2000 and 2001 tax liabilities.  The Internal Revenue Service (“IRS”) has disallowed refunds associated with those NOL carry forwards and the Company disagrees with the IRS action disallowing the utilization of the NOLs.  The IRS filed its answer on November 6, 2009 denying liability for the Company’s claimed refunds.  The Company is unable to predict the ultimate outcome of this matter.

Ritz-Carlton Residences, Vail

The holders of contracts to purchase 13 Ritz-Carlton Residences, Vail units have sent notices of breach of contract to the Company or have commenced an action in Eagle County, Colorado, District Court seeking rescission of their contracts based on a disputed delivery date included in their respective purchase and sale agreements.

The Company is a defendant in the following cases filed by holders of contracts to purchase seven Ritz-Carlton Residences, Vail units: Levy and Weidhorn v. RCR Vail, LLC, District Court, Eagle County, Colorado 09cv487 filed on August 6, 2009; AR Homes, LP and Castletop Capital Properties, LP v. RCR Vail, LLC District Court, Eagle County, Colorado 09cv527 filed on August 18, 2009; Masri and Assis v. RCR Vail, LLC District Court, Eagle County, Colorado 09cv543 filed on August 26, 2009; and Vail Ritz-Carlton, LLC v. RCR Vail, LLC District Court, Eagle County, Colorado 10cv122, filed on February 18, 2010.  The plaintiffs’ complaints allege similar causes of action, primarily breach of contract, based on the failure of the Company to deliver the units under the purchase and sale agreements by a certain specific disputed date.  The plaintiffs seek rescission of their contracts and return of their deposits under the purchase and sale agreements. The Company disputes that it has breached its obligations under the purchase and sale agreements and denies that the contract holders are entitled to the relief that they are seeking.

The Company does not anticipate further breach of contract allegations based on the disputed delivery date as all other Ritz-Carlton Residences, Vail contract holders have signed contracts or amendments to contracts specifically acknowledging the delivery date.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  RESERVED.

ITEM 5.  OTHER INFORMATION.

The Company held its annual meeting of stockholders on December 4, 2009 in Broomfield, Colorado.  The following matters were voted on:

1.  The following persons were elected to serve as Directors of the Company until the next annual meeting of the stockholders and the voting results for each Director were as follows:

Director	For	Withheld
Roland A. Hernandez	31,273,552	3,459,398
Thomas D. Hyde	34,221,806	511,144
Jeffrey W. Jones	32,793,367	1,939,583
Robert A. Katz	34,464,807	268,143
Richard D. Kincaid	32,790,874	1,942,076
John T. Redmond	33,422,655	1,310,295
John F. Sorte	33,153,225	1,579,725

2.  Approval of an amendment to the 2002 Long-Term Incentive and Share Award Plan which increases the number of shares authorized for issuance from 5,000,000 shares to 7,500,000 was approved as follows:

For	Against	Abstain
17,696,459	15,666,067	5,599

3.  Appointment of PricewaterhouseCoopers, LLP as the Company’s Independent Registered Public Accounting Firm was ratified as follows:

For	Against	Abstain
34,695,893	32,703	4,354

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

10.15*
Vail Resorts, Inc. Amended and Restated 2002 Long Term Incentive and Share Award Plan, as amended on December 4, 2009.  (Incorporated by reference to Exhibit 99.1 on Form 8-K of Vail Resorts, Inc. filed December 10, 2009.)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	23

*Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2010	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: March 10, 2010	Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Vice President, Controller and
Chief Accounting Officer