Form 10-Q
period 2010-04-30
VAIL RESORTS INC
filed 2010-06-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
As of June 2, 2010, 36,293,774 shares of the registrant’s common stock were outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements -- Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2010, July 31, 2009 and April 30, 2009		F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2010 and 2009		F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2010 and 2009		F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2010 and 2009		F-5
Notes to Consolidated Condensed Financial Statements		F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30,	July 31,	April 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,147	$69,298	$170,537
Restricted cash	11,826	11,065	10,129
Trade receivables, net	35,039	58,063	47,729
Inventories, net	42,669	48,947	45,667
Other current assets	46,037	41,615	34,761
Total current assets	186,718	228,988	308,823
Property, plant and equipment, net (Note 5)	1,024,977	1,057,658	1,066,165
Real estate held for sale and investment	445,885	311,485	276,952
Goodwill, net	168,197	167,950	167,950
Intangible assets, net	86,581	79,429	79,607
Other assets	32,481	38,970	41,154
Total assets	$1,944,839	$1,884,480	$1,940,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$237,583	$245,536	$220,927
Income taxes payable	10,022	5,460	32,156
Long-term debt due within one year (Note 4)	1,851	352	350
Total current liabilities	249,456	251,348	253,433
Long-term debt (Note 4)	489,822	491,608	491,668
Other long-term liabilities (Note 5)	196,693	233,169	221,462
Deferred income taxes	152,089	112,234	131,970
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest (Note 8)	--	15,415	15,016
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,170,403 (unaudited), 40,049,988 and 40,034,958 (unaudited) shares issued, respectively	402	400	400
Additional paid-in capital	561,089	555,728	552,748
Retained earnings	429,301	356,995	395,725
Treasury stock, at cost; 3,878,535 (unaudited), 3,878,535 and 3,600,235 (unaudited) shares, respectively (Note 11)	(147,828)	(147,828)	(140,333)
Total Vail Resorts, Inc. stockholders’ equity	842,964	765,295	808,540
Noncontrolling interests	13,815	15,411	18,562
Total stockholders’ equity	856,779	780,706	827,102
Total liabilities and stockholders’ equity	$1,944,839	$1,884,480	$1,940,651

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	April 30,
	2010	2009
Net revenue:
Mountain	$302,213	$279,180
Lodging	44,877	44,896
Real estate	3,164	9,407
Total net revenue	350,254	333,483
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	156,454	144,998
Lodging	39,292	38,988
Real estate	8,391	14,129
Total segment operating expense	204,137	198,115
Other operating (expense) income:
Depreciation and amortization	(27,812)	(27,582)
Gain (loss) on disposal of fixed assets, net	18	(206)
Income from operations	118,323	107,580
Mountain equity investment income (loss), net	838	(410)
Investment income	141	449
Interest expense, net	(3,673)	(6,490)
Income before provision for income taxes	115,629	101,129
Provision for income taxes	(39,238)	(36,737)
Net income	76,391	64,392
Net income attributable to noncontrolling interests	(3,602)	(2,753)
Net income attributable to Vail Resorts, Inc.	$72,789	$61,639

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$2.01	$1.69
Diluted net income per share attributable to Vail Resorts, Inc.	$1.98	$1.68

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Nine months ended
	April 30,
	2010	2009
Net revenue:
Mountain	$602,395	$578,447
Lodging	124,908	131,299
Real estate	4,239	165,314
Total net revenue	731,542	875,060
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	386,940	382,409
Lodging	119,703	122,583
Real estate	20,985	125,014
Total segment operating expense	527,628	630,006
Other operating (expense) income:
Depreciation and amortization	(82,768)	(80,098)
Gain on sale of real property	6,087	--
Loss on disposal of fixed assets, net	(83)	(808)
Income from operations	127,150	164,148
Mountain equity investment income, net	1,299	1,766
Investment income	563	1,428
Interest expense, net	(12,656)	(21,732)
Income before provision for income taxes	116,356	145,610
Provision for income taxes	(38,397)	(53,740)
Net income	77,959	91,870
Net income attributable to noncontrolling interests	(5,653)	(4,190)
Net income attributable to Vail Resorts, Inc.	$72,306	$87,680

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$2.00	$2.39
Diluted net income per share attributable to Vail Resorts, Inc.	$1.97	$2.39

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net income	$77,959	$91,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,768	80,098
Cost of real estate sales	2,477	94,330
Stock-based compensation expense	8,979	7,794
Deferred income taxes, net	38,397	53,549
Gain on sale of real property	(6,087)	--
Other non-cash income, net	(5,707)	(4,286)
Changes in assets and liabilities:
Restricted cash	(761)	48,308
Trade receivables, net	23,030	2,999
Inventories, net	6,278	4,041
Investments in real estate	(145,829)	(117,895)
Accounts payable and accrued liabilities	(35,932)	(42,715)
Deferred real estate deposits	1,243	(36,078)
Private club deferred initiation fees and deposits	1,616	40,960
Other assets and liabilities, net	8,280	(14,964)
Net cash provided by operating activities	56,711	208,011
Cash flows from investing activities:
Capital expenditures	(48,801)	(87,089)
Acquisition of business	--	(38,170)
Cash received from sale of real property	8,920	--
Other investing activities, net	(7,915)	(355)
Net cash used in investing activities	(47,796)	(125,614)
Cash flows from financing activities:
Acquisition of noncontrolling interest	(31,000)	--
Repurchases of common stock	--	(14,872)
Proceeds from borrowings under non-recourse real estate financings	--	9,013
Payments of non-recourse real estate financings	--	(58,407)
Proceeds from borrowings under other long-term debt	85,962	63,396
Payments of other long-term debt	(86,246)	(78,689)
Other financing activities, net	4,218	5,354
Net cash used in financing activities	(27,066)	(74,205)
Net (decrease) increase in cash and cash equivalents	(18,151)	8,192
Cash and cash equivalents:
Beginning of period	69,298	162,345
End of period	$51,147	$170,537

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

On April 23, 2010, the Company entered into a transfer agreement with the noncontrolling interest holder in SSI Venture, LLC (“SSV”) to acquire all the noncontrolling interest holder’s remaining interest in SSV. As a result of this agreement, equity-noncontrolling interest and redeemable noncontrolling interest related to SSV has been eliminated and the purchase price in excess of the carrying value of the noncontrolling interest of approximately $2.6 million (net of deferred taxes) was recorded as a reduction in additional paid-in capital (see Note 8, Redeemable Noncontrolling Interest).  Prior to the acquisition of the remaining noncontrolling interest in SSV, the Company was subject to a put option beginning August 1, 2010 and each year thereafter.  As such, the redeemable noncontrolling interest in SSV was classified in the mezzanine section of the accompanying consolidated condensed balance sheets at the redemption value at the end of each prior reporting period.

Upon adoption, the provisions of this statement have been applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.  The retrospective impact of applying this guidance was a reclassification of $15.4 million and $15.0 million as of July 31, 2009 and April 30, 2009, respectively, of minority interest to redeemable noncontrolling interest, representing noncontrolling interest which was subject to a put option.  In addition, as of July 31, 2009 and April 30, 2009, noncontrolling interests, which were not subject to a put option, have been reclassified as part of equity-noncontrolling interests.  The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Nine months ended April 30,
	2010			2009
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$765,295	$15,411	$780,706	$716,633	$8,848	$725,481
Net income	72,306	5,653	77,959	87,680	4,190	91,870
Stock-based compensation expense	8,979	--	8,979	7,794	--	7,794
Issuance of shares under share award plans	(1,180)	--	(1,180)	(590)	--	(590)
Tax benefit (expense) from share award plans	140	--	140	(225)	--	(225)
Repurchases of common stock	--	--	--	(14,872)	--	(14,872)
Adjustment to redemption value of redeemable noncontrolling interest	--	(10,338)	(10,338)	12,120	6,051	18,171
Contributions (distributions) from/to noncontrolling interests, net	--	3,203	3,203	--	(527)	(527)
Acquisition of noncontrolling interest, net of deferred taxes	(2,576)	(114)	(2,690)	--	--	--
Balance, end of period	$842,964	$13,815	$856,779	$808,540	$18,562	$827,102

Additionally, upon adoption of this statement, even though the Company’s total provision for income taxes did not change, the Company’s effective tax rate calculation has changed because net income or loss attributable to noncontrolling interests is no longer included in the determination of pre-tax income in calculating its effective tax rate.

Fair Value Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature.  The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Senior Subordinated Notes (“6.75% Notes”) (Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of April 30, 2010 is presented below (in thousands):

	April 30, 2010
	Carrying	Fair
	Value	Value
6.75% Notes	$390,000	$394,875
Industrial Development Bonds	$42,700	$47,420
Other long-term debt	$6,398	$6,247

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

3.           Net Income Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts.  Presented below is basic and diluted EPS for the three months ended April 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$72,789	$72,789	$61,639	$61,639

Weighted-average shares outstanding	36,271	36,271	36,574	36,574
Effect of dilutive securities	--	563	--	99
Total shares	36,271	36,834	36,574	36,673

Net income per share attributable to Vail Resorts	$2.01	$1.98	$1.69	$1.68

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 35,000 and 696,000 for the three months ended April 30, 2010 and 2009, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2010 and 2009 (in thousands, except per share amounts):

	Nine months ended April 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$72,306	$72,306	$87,680	$87,680

Weighted-average shares outstanding	36,239	36,239	36,624	36,624
Effect of dilutive securities	--	499	--	128
Total shares	36,239	36,738	36,624	36,752

Net income per share attributable to Vail Resorts	$2.00	$1.97	$2.39	$2.39

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 12,000 and 816,000 for the nine months ended April 30, 2010 and 2009, respectively.

4.           Long-Term Debt

Long-term debt as of April 30, 2010, July 31, 2009 and April 30, 2009 is summarized as follows (in thousands):

		April 30,	July 31,	April 30,
	Maturity (a)	2010	2009	2009
Credit Facility Revolver	2012	$--	$--	$--
SSI Venture LLC Facility (b)	--	--	--	--
Industrial Development Bonds	2011-2020	42,700	42,700	42,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.75% Senior Subordinated Notes	2014	390,000	390,000	390,000
Other	2010-2029	6,398	6,685	6,743
Total debt		491,673	491,960	492,018
Less: Current maturities (c)		1,851	352	350
Long-term debt		$489,822	$491,608	$491,668

(a)	Maturities are based on the Company's July 31 fiscal year end.

(b)
As result of the Company’s acquisition of the remaining noncontrolling interest in SSV on April 30, 2010 (see Note 8, Redeemable Noncontrolling Interest) and the ensuing designation of SSV as a restricted subsidiary under its senior credit facility, the Amended and Restated Revolving Credit and Security Agreement dated as of September 23, 2005 (SSV Facility), by and between SSI Venture LLC and U.S. Bank National Association was terminated on April 29, 2010.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2010 reflected by fiscal year are as follows (in thousands):

2010	$61
2011	1,831
2012	305
2013	319
2014	390,219
Thereafter	98,938
Total debt	$491,673

The Company incurred gross interest expense of $8.4 million in each of the three months ended April 30, 2010 and 2009, of which $0.4 million in each period was amortization of deferred financing costs. The Company capitalized $4.7 million and $1.9 million of interest during the three months ended April 30, 2010 and 2009, respectively.  The Company incurred gross interest expense of $25.3 million and $26.7 million for the nine months ended April 30, 2010 and 2009, respectively, of which $1.2 million and $1.6 million, respectively, was amortization of deferred financing costs.  The Company capitalized $12.6 million and $5.0 million of interest during the nine months ended April 30, 2010 and 2009, respectively.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	April 30,	July 31,	April 30,
	2010	2009	2009
Land and land improvements	$269,176	$262,255	$263,966
Buildings and building improvements	738,228	734,576	732,288
Machinery and equipment	514,009	498,912	500,720
Furniture and fixtures	191,054	187,316	182,011
Software	53,687	44,584	44,114
Vehicles	35,296	33,991	34,300
Construction in progress	46,947	40,724	32,063
Gross property, plant and equipment	1,848,397	1,802,358	1,789,462
Accumulated depreciation	(823,420)	(744,700)	(723,297)
Property, plant and equipment, net	$1,024,977	$1,057,658	$1,066,165

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2010	2009	2009
Trade payables	$37,717	$42,530	$49,657
Real estate development payables	35,920	45,681	34,925
Deferred revenue	31,363	57,171	42,420
Deferred real estate and other deposits	56,940	21,637	18,833
Accrued salaries, wages and deferred compensation	24,000	15,202	17,167
Accrued benefits	28,716	23,496	27,251
Accrued interest	6,506	14,002	6,591
Liabilities to complete real estate projects, short term	1,937	3,972	5,639
Other accruals	14,484	21,845	18,444
Total accounts payable and accrued liabilities	$237,583	$245,536	$220,927

The composition of other long-term liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2010	2009	2009
Private club deferred initiation fee revenue and deposits	$149,889	$153,265	$154,950
Deferred real estate deposits	--	32,792	46,151
Other long-term liabilities	46,804	47,112	20,361
Total other long-term liabilities	$196,693	$233,169	$221,462

6.           Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements.  As a group, as of April 30, 2010, the Employee Housing Entities had total assets of $34.9 million (primarily recorded in property, plant and equipment, net) and total liabilities of $61.6 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  The Company’s lenders have issued letters of credit totaling $53.4 million under the Company’s senior credit facility (the “Credit Facility”) related to Employee Housing Bonds.  Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.3 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2010.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels. The Company has extended a $2.0 million note receivable to one of these entities. These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of seven hotel properties as of April 30, 2010.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third party entities, these VIEs had estimated total assets of approximately $229 million and total liabilities of approximately $151 million.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to a $2.4 million note receivable including accrued interest from one of the third parties and the net book value of the intangible asset associated with a management agreement in the amount of $0.5 million as of April 30, 2010.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

Fair Value Measurements at	April 30,	July 31,	April 30,
Reporting Date Using	2010	2009	2009
Level 1	$8,695	$47,915	$121,742
Level 2	300	13,300	35,000
Level 3	--	--	--
Total	$8,995	$61,215	$156,742

The Company’s cash equivalents include money market funds (Level 1) and time deposits (Level 2) which are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

8.           Redeemable Noncontrolling Interest

On April 23, 2010, the Company entered into a transfer agreement with GSSI LLC (“GSSI”), the noncontrolling interest holder in SSV, to acquire all of GSSI’s remaining 30.7% ownership interest in SSV for a negotiated price of $31.0 million. The purchase of GSSI’s interest in SSV was completed on April 30, 2010, resulting in the Company holding 100% interest in SSV.  As a result of this agreement, equity-noncontrolling interest and redeemable noncontrolling interest related to SSV has been eliminated.  The purchase price in excess of the carrying value of the noncontrolling interest of approximately $2.6 million (net of deferred taxes) was recorded as a reduction in additional paid-in capital.  Additionally, GSSI held a management agreement with SSV which was terminated concurrent with the Company’s purchase of GSSI’s interest in SSV.  Under the SSV operating agreement, the Company held call rights and GSSI held put rights (discussed below) which were waived as a result of the transfer agreement.

The Company’s and GSSI’s put and call rights were as follows: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI had the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI had the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI had been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing was generally based on a multiple of the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.

Since GSSI's remaining interest in SSV had a redemption feature, as a result of the put option, the Company had classified the redeemable noncontrolling interest in SSV in the mezzanine section in the Consolidated Condensed Balance Sheets, outside of stockholders' equity.  The Company had recorded the redeemable noncontrolling interest at the redemption value as prescribed in the operating agreement at the end of each reporting period.  At the end of each reporting period if the redemption value was below the carrying value of the noncontrolling interest, the difference was recorded in noncontrolling interests as a component of stockholders’ equity; however, if the redemption value exceeded the carrying value of the noncontrolling interest the difference was recorded in retained earnings.

9.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.8 million, $1.9 million and $1.4 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2010, July 31, 2009 and April 30, 2009, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees

As of April 30, 2010, the Company had various other letters of credit in the amount of $73.9 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $14.3 million of construction and development related guarantees and $5.4 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of April 30, 2010, July 31, 2009 and April 30, 2009 the accrual for the above loss contingencies was not material individually and in the aggregate.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Net revenue:
Lift tickets	$159,772	$149,384	$289,289	$276,542
Ski school	40,625	36,374	70,694	65,336
Dining	25,837	24,246	49,094	48,456
Retail/rental	55,107	48,214	137,671	129,878
Other	20,872	20,962	55,647	58,235
Total Mountain net revenue	302,213	279,180	602,395	578,447
Lodging	44,877	44,896	124,908	131,299
Total Resort net revenue	347,090	324,076	727,303	709,746
Real Estate	3,164	9,407	4,239	165,314
Total net revenue	$350,254	$333,483	$731,542	$875,060
Operating expense:
Mountain	$156,454	$144,998	$386,940	$382,409
Lodging	39,292	38,988	119,703	122,583
Total Resort operating expense	195,746	183,986	506,643	504,992
Real estate	8,391	14,129	20,985	125,014
Total segment operating expense	$204,137	$198,115	$527,628	$630,006
Gain on sale of real property	$--	$--	$6,087	$--
Mountain equity investment income (loss), net	$838	$(410)	$1,299	$1,766

Reported EBITDA:
Mountain	$146,597	$133,772	$216,754	$197,804
Lodging	5,585	5,908	5,205	8,716
Resort	152,182	139,680	221,959	206,520
Real Estate	(5,227)	(4,722)	(10,659)	40,300
Total Reported EBITDA	$146,955	$134,958	$211,300	$246,820

Real estate held for sale and investment	$445,885	$276,952	$445,885	$276,952

Reconciliation to net income attributable to Vail Resorts, Inc:
Total Reported EBITDA	$146,955	$134,958	$211,300	$246,820
Depreciation and amortization	(27,812)	(27,582)	(82,768)	(80,098)
Gain (loss) on disposal of fixed assets, net	18	(206)	(83)	(808)
Investment income	141	449	563	1,428
Interest expense, net	(3,673)	(6,490)	(12,656)	(21,732)
Income before provision for income taxes	115,629	101,129	116,356	145,610
Provision for income taxes	(39,238)	(36,737)	(38,397)	(53,740)
Net income	$76,391	$64,392	$77,959	$91,870
Net income attributable to noncontrolling interests	(3,602)	(2,753)	(5,653)	(4,190)
Net income attributable to Vail Resorts, Inc.	$72,789	$61,639	$72,306	$87,680

11.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the three and nine months ended April 30, 2010.  Since inception of its stock repurchase plan through April 30, 2010, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million.  As of April 30, 2010, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

12.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”) except for Eagle Park Reservoir Company, Gros Ventre Utility Company, Mountain Thunder, Inc., SSV (subsequent to April 30, 2010, SSV became a Guarantor Subsidiary under the 6.75% Notes), Larkspur Restaurant & Bar, LLC, Gore Creek Place, LLC and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”).  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.”  Balance sheets are presented as of April 30, 2010, July 31, 2009 and April 30, 2009.  Statements of operations are presented for the three and nine months ended April 30, 2010 and 2009.  Statements of cash flows are presented for the nine months ended April 30, 2010 and 2009.

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2010
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$26,315	$24,832	$--	$51,147
Restricted cash	--	11,448	378	--	11,826
Trade receivables, net	--	33,455	1,584	--	35,039
Inventories, net	--	10,383	32,286	--	42,669
Other current assets	24,819	19,364	1,854	--	46,037
Total current assets	24,819	100,965	60,934	--	186,718
Property, plant and equipment, net	--	966,348	58,629	--	1,024,977
Real estate held for sale and investment	--	445,885	--	--	445,885
Goodwill, net	--	148,949	19,248	--	168,197
Intangible assets, net	--	63,136	23,445	--	86,581
Other assets	2,693	24,711	5,077	--	32,481
Investments in subsidiaries and advances to (from) parent	1,403,150	358,365	(4,485)	(1,757,030)	--
Total assets	$1,430,662	$2,108,359	$162,848	$(1,757,030)	$1,944,839

Current liabilities:
Accounts payable and accrued liabilities	$5,897	$215,565	$16,121	$--	$237,583
Income taxes payable	10,022	--	--	--	10,022
Long-term debt due within one year	--	1,509	342	--	1,851
Total current liabilities	15,919	217,074	16,463	--	249,456
Long-term debt	390,000	41,213	58,609	--	489,822
Other long-term liabilities	29,690	165,058	1,945	--	196,693
Deferred income taxes	152,089	--	--	--	152,089
Redeemable noncontrolling interest	--	--	--	--	--
Total Vail Resorts, Inc. stockholders’ equity	842,964	1,685,014	72,016	(1,757,030)	842,964
Noncontrolling interests	--	--	13,815	--	13,815
Total stockholders’ equity	842,964	1,685,014	85,831	(1,757,030)	856,779
Total liabilities and stockholders' equity	$1,430,662	$2,108,359	$162,848	$(1,757,030)	$1,944,839

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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$161,853	$8,684	$--	$170,537
Restricted cash	--	9,881	248	--	10,129
Trade receivables, net	--	45,990	1,739	--	47,729
Inventories, net	--	10,321	35,346	--	45,667
Other current assets	18,102	14,770	1,889	--	34,761
Total current assets	18,102	242,815	47,906	--	308,823
Property, plant and equipment, net	--	999,086	67,079	--	1,066,165
Real estate held for sale and investment	--	276,952	--	--	276,952
Goodwill, net	--	148,702	19,248	--	167,950
Intangible assets, net	--	63,757	15,850	--	79,607
Other assets	3,403	32,700	5,051	--	41,154
Investments in subsidiaries and advances to (from) parent	1,350,254	307,604	(13,220)	(1,644,638)	--
Total assets	$1,371,759	$2,071,616	$141,914	$(1,644,638)	$1,940,651

Current liabilities:
Accounts payable and accrued liabilities	$5,951	$198,486	$16,490	$--	$220,927
Income taxes payable	32,156	--	--	--	32,156
Long-term debt due within one year	--	9	341	--	350
Total current liabilities	38,107	198,495	16,831	--	253,433
Long-term debt	390,000	42,717	58,951	--	491,668
Other long-term liabilities	3,142	216,118	2,202	--	221,462
Deferred income taxes	131,970	--	--	--	131,970
Redeemable noncontrolling interest	--	--	15,016	--	15,016
Total Vail Resorts, Inc. stockholders’ equity	808,540	1,614,286	30,352	(1,644,638)	808,540
Noncontrolling interests	--	--	18,562	--	18,562
Total stockholders’ equity	808,540	1,614,286	48,914	(1,644,638)	827,102
Total liabilities and stockholders’ equity	$1,371,759	$2,071,616	$141,914	$(1,644,638)	$1,940,651

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2010
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$294,644	$58,567	$(2,957)	$350,254
Total operating expense	172	187,398	47,280	(2,919)	231,931
(Loss) income from operations	(172)	107,246	11,287	(38)	118,323
Other (expense) income, net	(6,758)	3,490	(302)	38	(3,532)
Equity investment income, net	--	838	--	--	838
(Loss) income before benefit (provision) for income taxes	(6,930)	111,574	10,985	--	115,629
Benefit (provision) for income taxes	1,699	(40,937)	--	--	(39,238)
Net (loss) income before equity in income (loss)	(5,231)	70,637	10,985	--	76,391
of consolidated subsidiaries
Equity in income (loss) of consolidated subsidiaries	78,020	7,383	--	(85,403)	--
Net income (loss)	72,789	78,020	10,985	(85,403)	76,391
Net income attributable to noncontrolling interests	--	--	(3,602)	--	(3,602)
Net income (loss) attributable to Vail Resorts, Inc.	$72,789	$78,020	$7,383	$(85,403)	$72,789

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$284,871	$51,677	$(3,065)	$333,483
Total operating expense	111	186,169	42,650	(3,027)	225,903
(Loss) income from operations	(111)	98,702	9,027	(38)	107,580
Other (expense) income, net	(6,758)	1,207	(528)	38	(6,041)
Equity investment loss, net	--	(410)	--	--	(410)
(Loss) income before benefit (provision) for income taxes	(6,869)	99,499	8,499	--	101,129
Benefit (provision) for income taxes	2,403	(39,137)	(3)	--	(36,737)
Net (loss) income before equity in income (loss)	(4,466)	60,362	8,496	--	64,392
of consolidated subsidiaries
Equity in income (loss) of consolidated subsidiaries, net	66,105	5,743	--	(71,848)	--
Net income (loss)	61,639	66,105	8,496	(71,848)	64,392
Net income attributable to noncontrolling interests	--	--	(2,753)	--	(2,753)
Net income (loss) attributable to Vail Resorts, Inc.	$61,639	$66,105	$5,743	$(71,848)	$61,639

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2010
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$593,221	$145,869	$(7,548)	$731,542
Total operating expense	492	482,548	128,786	(7,434)	604,392
(Loss) income from operations	(492)	110,673	17,083	(114)	127,150
Other (expense) income, net	(20,276)	8,871	(802)	114	(12,093)
Equity investment income, net	--	1,299	--	--	1,299
(Loss) income before benefit (provision) for income taxes	(20,768)	120,843	16,281	--	116,356
Benefit (provision) for income taxes	7,293	(45,690)	--	--	(38,397)
Net (loss) income before equity in income (loss)	(13,475)	75,153	16,281	--	77,959
of consolidated subsidiaries
Equity in income (loss) of consolidated subsidiaries, net	85,781	10,628	--	(96,409)	--
Net income (loss)	72,306	85,781	16,281	(96,409)	77,959
Net income attributable to noncontrolling interests	--	--	(5,653)	--	(5,653)
Net income (loss) attributable to Vail Resorts, Inc.	$72,306	$85,781	$10,628	$(96,409)	$72,306

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2009
(in thousands)
(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$745,316	$138,901	$(9,157)	$875,060
Total operating expense	378	593,682	125,895	(9,043)	710,912
(Loss) income from operations	(378)	151,634	13,006	(114)	164,148
Other (expense) income, net	(20,276)	2,001	(2,143)	114	(20,304)
Equity investment income, net	--	1,766	--	--	1,766
(Loss) income before benefit (provision) for income taxes	(20,654)	155,401	10,863	--	145,610
Benefit (provision) for income taxes	7,848	(61,579)	(9)	--	(53,740)
Net (loss) income before equity in income (loss)	(12,806)	93,822	10,854	--	91,870
of consolidated subsidiaries
Equity in income (loss) of consolidated subsidiaries, net	100,486	6,664	--	(107,150)	--
Net income (loss)	87,680	100,486	10,854	(107,150)	91,870
Net income attributable to noncontrolling interests	--	--	(4,190)	--	(4,190)
Net income (loss) attributable to Vail Resorts, Inc.	$87,680	$100,486	$6,664	$(107,150)	$87,680

	Supplemental Condensed Consolidating Statement of Cash Flows
	For the nine months ended April 30, 2010
	(in thousands)
	(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$23,053	$9,217	$24,441	$56,711
Cash flows from investing activities:
Capital expenditures	--	(45,987)	(2,814)	(48,801)
Cash received from sale of real property	--	8,920	--	8,920
Other investing activities, net	--	(605)	(7,310)	(7,915)
Net cash used in investing activities	--	(37,672)	(10,124)	(47,796)
Cash flows from financing activities:
Acquisition of noncontrolling interest	--	(31,000)	--	(31,000)
Proceeds from borrowings under other long-term debt	--	60,000	25,962	85,962
Payments of other long-term debt	--	(60,000)	(26,246)	(86,246)
Other financing activities, net	1,020	(4,667)	7,865	4,218
Advances (to) from affiliates	(24,073)	24,073	--	--
Net cash (used in) provided by financing activities	(23,053)	(11,594)	7,581	(27,066)
Net (decrease) increase in cash and cash equivalents	--	(40,049)	21,898	(18,151)
Cash and cash equivalents:
Beginning of period	--	66,364	2,934	69,298
End of period	$--	$26,315	$24,832	$51,147

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2009 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2010 and 2009 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows of the Company.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to those discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of the Company’s segments.  The Company has chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because management considers these measurements to be significant indications of the Company's financial performance and available capital resources.  Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”).  The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc.  Management also believes that Net Debt is an important measurement as it is an indicator of the Company’s ability to obtain additional capital resources for its future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Mountain Segment

The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations.  The Company’s five ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment.  The Company’s single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 53% and 54% of Mountain segment net revenue for the three months ended April 30, 2010 and 2009, respectively, and approximately 48% of Mountain segment net revenue for each of the nine months ended April 30, 2010 and 2009.

Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  (i) Destination guests and (ii) In-State guests.  For the 2009/2010 ski season, Destination guests comprised approximately 58% of the Company's skier visits, while In-State guests comprised approximately 42% of the Company's skier visits, which compares to approximately 57% and 43%, respectively, for the 2008/2009 ski season.

Destination guests generally purchase the Company's higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around the Company’s resorts.  Destination guest visitation is less likely to be impacted by changes in the weather due to the advance planning generally required for vacation trips, but can be more impacted by adverse economic conditions or the global geopolitical climate.  In-State guests tend to be more value-oriented and weather sensitive.  Prior to the 2008/2009 ski season, the Company primarily marketed season passes to In-State guests in an effort to offer a value option in turn for a commitment predominately prior to the beginning of the ski season by In-State guests to ski at the Company’s resorts.  This in turn has developed a loyal customer base that generally skis multiple days each season at the Company’s resorts and provides a more stabilized stream of lift revenue to the Company.  Given the success of In-State pass products, the Company introduced a new season pass product (the “Epic Season pass”) for the 2008/2009 ski season, marketed to its Destination guests (and also marketed to In-State guests) allowing pass holders unlimited and unrestricted access to all five of its ski resorts during the entire ski season.  All of the Company’s season pass products, including the Epic Season pass, are sold predominately prior to the start of the ski season.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season.  For the 2009/2010 and the 2008/2009 ski season, approximately 35% and 34%, respectively, of the total lift revenue recognized was comprised of season pass revenue.

The cost structure of ski resort operations has a significant fixed component with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental operations, ski school labor and dining operations; as such, profit margins can fluctuate based on the level of revenues.

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

Lodging properties (including managed condominium rooms) at or around the Company’s ski resorts, and CME, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends as the Mountain segment, particularly with respect to visitation by Destination guests.  Lodging revenue from properties (including managed condominium rooms) at or around the Company’s ski resorts, and CME, represented approximately 92 % and 94% of Lodging segment revenue for the three months ended April 30, 2010 and 2009, respectively, and 75% and 76% of Lodging segment revenue for the nine months ended April 30, 2010 and 2009, respectively.  Lodging segment revenue during the Company's first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from the Company's other owned and managed properties and businesses.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around the Company's resort communities and primarily engages in the vertical development of projects, as well as occasionally the sale of land to third-party developers (which often includes a contingent revenue structure based on the ultimate sale of the developed units).  Revenue from vertical development projects is not recognized until closing of individual units within a project which occurs after substantial completion of the project.  Contingent future profits from land sales, if any, are recognized only when received.  The Company attempts to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although the Company’s last two major vertical development projects have not incurred any third party financing).  Additionally, the Company's real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments.  The Company’s revenue from the Real Estate segment, and associated expense, fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in the Company’s Form 10-K, the Company’s management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact the Company’s future financial performance or condition:

•
Despite that the Company experienced improved operating results for the three months and nine months ended April 30, 2010 compared to the same periods in the prior year in its Mountain segment in part due to a strong spring break and Easter holiday period as visitation to the Company’s mountain resorts improved, as well as overall guest spend on ancillary services to levels that approached the spring break and Easter holiday periods of 2007 and 2008, uncertainties still exist surrounding the strength and duration of the general economic recovery.  Conditions currently present or recently present in the economic environment including high unemployment, erosion of consumer confidence, financial instability in Europe and weakness in the financial and real estate markets may potentially have negative effects on the travel and leisure industry and the Company’s results of operations.  Because of these uncertainties the Company cannot predict whether recent favorable trends in visitation and guest spend will continue and the impact it may have on its future results of operations, in particular for the 2010/2011 ski season.

•
In the spring of 2008, the Company introduced the Epic Season pass, which contributed to season pass revenue as a percent of total lift revenue increasing from 26% for the 2007/2008 ski season to 34% and 35% for the 2008/2009 and 2009/2010 ski seasons, respectively.  In March 2010, the Company began its pre-season pass sales program for the 2010/2011 ski season, including the Epic Season pass.  As of April 30, 2010, the Company has experienced a decline in spring advance sales of season pass products for the 2010/2011 ski season primarily due to a decline in Epic Season pass sales compared to sales through April 30, 2009 for the 2009/2010 ski season.  The Company believes that the decline in early spring pre-season sales of the Epic Season pass is due to the maturation of the product combined with an acceleration of the Epic Season pass sales in the prior year’s spring period.  Additionally, early pre-season sales of the Epic Season pass in the current year appear to be more consistent with the pattern of early pre-season pass sales of its other pass products, and of Epic Season pass sales in the spring of 2008 (Epic Season pass introductory year).  Historically, the Company realizes the majority of its pass sales in the fall selling period.  However, there can be no assurance that the Epic Season pass sales in the fall selling period will result in an overall selling pattern of the Epic Season pass similar to the Company’s other pass products or the overall impact that season pass sales will have on lift revenue for the 2010/2011 ski season.

•
In response to the economic downturn in 2008 and 2009, the Company implemented cost reduction initiatives in fiscal year 2009 including a company-wide wage reduction and suspension of the Company’s matching contribution to its 401(k) plan.  The Company reinstated some of the prior year’s wage and benefit reductions with a 2% interim wage increase for year round employees effective April 1, 2010 and seasonal employees for the 2010/2011 ski season along with partial reinstatement of the Company’s matching component of its 401(k) plan.  The Company plans to fully reinstate the previous level of matching ratably over a three year period.  The Company has not committed to further reinstatement of the wage reductions at this time, but could agree to do so over time in the future.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, or delays in new project launches, could materially impact Real Estate Reported EBITDA for a particular fiscal quarter or fiscal year. Recently, the Company received its certificate of occupancy for a real estate project (One Ski Hill Place in Breckenridge) and has begun closing on units under contract in the fourth quarter of fiscal year 2010.  Additionally, the Company has one real estate project currently under development (the Ritz-Carlton Residences, Vail) which is scheduled to be completed in the fall of calendar year 2010 of which it anticipates units under contract will begin closing upon completion.  The Company has increased risk associated with selling and closing real estate as a result of the continued instability in the capital and credit markets and slowdown in the overall real estate market, including the risk that certain buyers may be unable to close on their units due to a reduction in funds available to buyers and/or decreases in mortgage availability, as well as the potential of certain buyers being successful in seeking rescission of their contracts (see Part II Item 1. Legal Proceedings).  As such, the Company cannot predict the ultimate number of units that it will sell and/or close, the ultimate price it will receive, or when the units will sell and/or close.  Additionally, if a more severe prolonged economic downturn were to occur the Company may have to adjust its selling prices in an effort to sell and close on units currently under development, although it currently has no plans to do so.

•
Over the past three years the Company’s Real Estate segment results through July 31, 2009 have reflected the successful completion of several real estate projects including the Arrabelle at Vail Square, Vail’s Front Door, Crystal Peak Lodge at Breckenridge, Gore Creek Place in Vail’s Lionshead Village and Mountain Thunder in Breckenridge.  Additionally, as mentioned above, the Company has received its certificate of occupancy for One Ski Hill Place and expects to complete The Ritz-Carlton Residences, Vail in the near future, of which revenue and profit from these projects are expected to be recognized beginning in the fourth quarter of fiscal year 2010 as units close.  Although the Company continues to do planning and design work on future projects, it currently does not plan to undertake significant development activities on new projects until the current economic environment for real estate improves.  The Company believes that due to its low carrying costs of real estate held for sale and investment combined with no third party debt being held associated with its real estate investments, that it is well situated to time the launch of future projects with a more favorable economic environment.

•
The Company had $51.1 million in cash and cash equivalents as of April 30, 2010 as well as $319.0 million available under the revolver component of its senior credit facility (the “Credit Facility”). The Company plans to continue to self-fund its current real estate projects under construction (the Company estimates to incur between $45 and $65 million in cash expenditures subsequent to April 30, 2010 on the projects currently under construction) which has and may require the Company to borrow under the revolver component of its Credit Facility from time to time during fiscal 2010; especially during its seasonal low points outside of the ski season, however, the Company currently believes it has reached an inflection point, where as future proceeds from anticipated real estate closings on One Ski Hill Place and the Ritz-Carlton Residences, Vail should now exceed anticipated future construction costs on these projects.

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

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and nine months ended April 30, 2010, compared to the three and nine months ended April 30, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Mountain Reported EBITDA	$146,597	$133,772	$216,754	$197,804
Lodging Reported EBITDA	5,585	5,908	5,205	8,716
Resort Reported EBITDA	152,182	139,680	221,959	206,520
Real Estate Reported EBITDA	(5,227)	(4,722)	(10,659)	40,300

Income before provision for income taxes	115,629	101,129	116,356	145,610
Net income attributable to Vail Resorts, Inc.	$72,789	$61,639	$72,306	$87,680

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2010 compared to the three months ended April 30, 2009

Mountain segment operating results for the three months ended April 30, 2010 and 2009 are presented by category as follows (in thousands, except effective ticket price ("ETP")):

	Three Months Ended		Percentage
	April 30,		Increase
	2010	2009	(Decrease)
Net Mountain revenue:
Lift tickets	$159,772	$149,384	7.0%
Ski school	40,625	36,374	11.7%
Dining	25,837	24,246	6.6%
Retail/rental	55,107	48,214	14.3%
Other	20,872	20,962	(0.4	) %
Total Mountain net revenue	$302,213	$279,180	8.3%
Mountain operating expense:
Labor and labor-related benefits	$63,443	$59,625	6.4%
Retail cost of sales	19,369	17,856	8.5%
Resort related fees	19,460	17,376	12.0%
General and administrative	24,032	20,801	15.5%
Other	30,150	29,340	2.8%
Total Mountain operating expense	$156,454	$144,998	7.9%
Mountain equity investment income (loss), net	838	(410)	304.4%
Total Mountain Reported EBITDA	$146,597	$133,772	9.6%

Total skier visits	3,228	3,086	4.6%
ETP	$49.50	$48.41	2.3%

Total Mountain Reported EBITDA includes $1.2 million and $1.1 million of stock-based compensation expense for the three months ended April 30, 2010 and 2009, respectively.

Lift revenue increased $10.4 million, or 7.0%, for the three months ended April 30, 2010 compared to the same period in the prior year, due to a $7.3 million, or 7.0%, increase in lift revenue excluding season passes and a $3.1 million, or 6.9%, increase in season pass revenue. The increase in lift revenue excluding season passes was driven by a 5.6% increase in visitation excluding season pass holders coupled with a 1.3% increase in ETP excluding season pass products.  The increase in ETP excluding season pass products is partially due to the Company instituting an increase in its lift ticket prices mid-way through the 2009/2010 ski season.  The increase in season pass revenue was due to an increase in season pass units sold, as well as year-over-year price increases in season pass products including the Epic Season pass.  Total skier visitation increased 4.6% led by the Company’s Heavenly resort which experienced a 9.8% increase in visitation while overall visitation for the four Colorado resorts (excluding Heavenly) increased by 3.7%.  Visitation by season pass holders increased by approximately 3.5% with average visits per season pass holder slightly down over the same period in the prior year resulting in further improvement in ETP.  Destination visitation increased by an estimated 7.9% and was particularly strong in the spring break and Easter holiday time periods.

Ski school revenue increased $4.3 million, or 11.7%, for the three months ended April 30, 2010 compared to the same period in the prior year, primarily due to a 6.8% increase in yield per skier visit as both group and private lessons benefited from higher guest spend and were also favorably impacted by new programs being offered in ski school this year.  Dining revenue increased $1.6 million, or 6.6%, in the three months ended April 30, 2010 compared to the same period in the prior year, due to an approximate 5.1% increase in the number of total on-mountain food and beverage transactions and a 2.8% increase in revenue per transaction.  Revenue from retail/rental operations increased $6.9 million, or 14.3%, primarily due to higher retail sales and rental volumes across the majority of locations and, in particular at the Company’s Vail, Beaver Creek and Breckenridge mountain resort stores and San Francisco Bay area stores.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), other mountain activities revenue, strategic alliance and other marketing revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue.  For the three months ended April 30, 2010 other revenue decreased 0.4% compared to the three months ended April 30, 2009, primarily due to a decrease in other municipal services revenue (primarily transportation services provided on behalf of certain municipalities), mostly offset by an increase in strategic alliance and other marketing revenues.

Operating expense increased $11.5 million, or 7.9%, during the three months ended April 30, 2010 compared to the same period in the prior year.  This increase primarily resulted from an increase in labor and labor-related benefits expense of $3.8 million, or 6.4%, due to increased employee incentive compensation expense and increased workers’ compensation costs, as well as an increase in ski school and dining labor resulting from the increased number of lessons and food and beverage transactions partially offset by a company-wide wage reduction plan instituted in April 2009; a $1.5 million, or 8.5%, increase in retail cost of sales due to higher retail/rental revenue partially offset by improved inventory management and lower average inventory costs resulting in improved gross margins; a $2.1 million, or 12.0%, increase in resort related fees associated with higher Mountain net revenue, including USDA Forest Service fees which are calculated on a graduated scale based on revenue levels achieved by resort; and a $3.2 million, or 15.5%, increase in general and administrative expenses resulting from a shift in the timing of certain marketing spend from the first and second fiscal quarters in the prior year to the third fiscal quarter in the current year, higher employee medical costs and increased employee incentive compensation expense when compared to the same period in the prior year.  Additionally, other expenses increased $0.8 million, or 2.8%, primarily due to increased food and beverage costs of sales related to the higher dining revenues and increased repairs and maintenance expense, partially offset by a decrease in property taxes.

Mountain equity investment income primarily includes the Company’s share of income from the operations of a real estate brokerage joint venture.  The increase in equity investment income for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 is primarily due to increased commissions earned by the brokerage resulting from increased real estate closings in the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

Nine months ended April 30, 2010 compared to the nine months ended April 30, 2009

Mountain segment operating results for the nine months ended April 30, 2010 and 2009 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended		Percentage
	April 30,		Increase
	2010	2009	(Decrease)
Net Mountain revenue:
Lift tickets	$289,289	$276,542	4.6%
Ski school	70,694	65,336	8.2%
Dining	49,094	48,456	1.3%
Retail/rental	137,671	129,878	6.0%
Other	55,647	58,235	(4.4	) %
Total Mountain net revenue	$602,395	$578,447	4.1%
Mountain operating expense:
Labor and labor-related benefits	$144,686	$143,490	0.8%
Retail cost of sales	55,663	55,769	(0.2	) %
Resort related fees	34,565	32,338	6.9%
General and administrative	70,603	68,138	3.6%
Other	81,423	82,674	(1.5	) %
Total Mountain operating expense	$386,940	$382,409	1.2%
Mountain equity investment income, net	1,299	1,766	(26.4	) %
Total Mountain Reported EBITDA	$216,754	$197,804	9.6%

Total skier visits	6,010	5,864	2.5%
ETP	$48.13	$47.16	2.1%

Total Mountain Reported EBITDA includes $4.0 million and $3.4 million of stock-based compensation expense for the nine months ended April 30, 2010 and 2009, respectively.

Lift revenue increased $12.7 million, or 4.6%, for the nine months ended April 30, 2010 compared to the same period in the prior year, due to a $6.6 million, or 3.6%, increase in lift revenue excluding season passes and a $6.1 million, or 6.5%, increase in season pass revenue. The increase in lift revenue excluding season passes was driven by a 3.3% increase in visitation excluding season pass holders coupled with a 0.4% increase in ETP excluding pass products.  The increase in season pass revenue was due to an increase in season pass units sold, as well as, year-over-year price increases in season pass products including the Epic Season pass.  Total skier visitation increased 2.5% led by the Company’s Heavenly resort which experienced a 10.7% increase in visitation while overall visitation for the four Colorado resorts (excluding Heavenly) increased 1.2%.  The four Colorado resorts were negatively impacted by significantly below average snowfall, particularly in the early season up to mid-January 2010, but experienced increased visitation in the second half of the ski season particularly during the spring break and Easter holiday periods which primarily contributed to the overall increase in skier visits in Colorado for the 2009/2010 ski season compared to the 2008/2009 ski season. Visitation by season pass holders increased by approximately 1.7% with average visits per season pass holders declining approximately 4.8%, or approximately one half a day less skied per season pass holder, over the prior ski season resulting in an increase in ETP.

Ski school revenue increased $5.4 million, or 8.2%, in the nine months ended April 30, 2010 compared to the same period in the prior year primarily due to a 5.6% increase in yield per skier visit as both group and private lessons benefited from higher guest spend and were also favorably impacted by new programs being offered in ski school this year.  Dining revenue increased $0.6 million, or 1.3%, in the nine months ended April 30, 2010 compared to the same period in the prior year, due to an increase in dining revenue of 2.5% for the 2009/2010 ski season compared to the 2008/2009 ski season, partially offset by a decline in dining revenue for the three months ended October 31, 2009 compared to the same period in the prior year.  Dining revenue for the 2009/2010 ski season improved over the prior ski season due to both an increase in the number of transactions and average revenue per transaction of approximately 1.2% although, dining operations were negatively impacted in the first half of the 2009/2010 ski season by the significantly lower than average early season snowfall in Colorado which resulted in delays in the opening of certain on-mountain dining venues.

Revenue from retail/rental operations increased $7.8 million, or 6.0%, primarily due to higher retail sales and rental volumes at the Company’s Vail, Beaver Creek and Breckenridge mountain resort stores and San Francisco Bay area stores as retail/rental revenue increased 8.1% for the 2009/2010 ski season compared to the 2008/2009 ski season, partially offset by a decline in retail/rental sales for the three months ended October 31, 2009 compared to the same period in the prior year.  Retail/rental revenue was particularly strong in the second half of the ski season which was bolstered by increased visitation to the Company’s resorts and higher guest spend.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, strategic alliance and other marketing revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue.  For the nine months ended April 30, 2010 other revenues decreased $2.6 million, or 4.4%, compared to the nine months ended April 30, 2009, primarily due to a decrease in employee housing revenue particularly at Breckenridge and Vail, strategic alliance marketing revenue and municipal services revenue, partially offset by an increase in private club revenues primarily resulting from the opening of the Vail Mountain Club in November 2008, increased commercial leasing revenue and higher on-mountain summer activities related revenue in Breckenridge and Keystone as the prior year’s on-mountain summer activities were negatively impacted by construction activities at the respective resorts.

Operating expense increased $4.5 million, or 1.2%, for the nine months ended April 30, 2010 compared to the same period in the prior year.  This increase primarily resulted from an increase in labor and labor-related benefits expense of $1.2 million, or 0.8%, due to increased employee incentive compensation expense mostly offset by a company-wide wage reduction plan implemented in April 2009 and the suspension of the Company’s matching contribution to its 401(k) program in January 2009; a $2.2 million, or 6.9%, increase in resort related fees associated with higher Mountain net revenue and a $2.5 million, or 3.6%, increase in general and administrative expenses due to increased higher employee medical costs and increased employee incentive compensation expense when compared to the same period in the prior year.  The above increases were offset by a $0.1 million, or 0.2%, decrease in retail cost of sales due to improved inventory management and lower average inventory costs resulting in improved gross margins and a $1.3 million, or 1.5%, decrease in other expenses due primarily to lower food cost of sales and supplies costs resulting from improved procurement practices in addition to lower fuel and property tax expense.

Mountain equity investment income primarily includes the Company's share of income from the operations of a real estate brokerage joint venture.  The decrease in equity investment income for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures primarily on multi-unit projects compared to the nine months ended April 30, 2009.

Lodging Segment

Three months ended April 30, 2010 compared to the three months ended April 30, 2009

Lodging segment operating results for the three months ended April 30, 2010 and 2009 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended		Percentage
	April 30,		Increase
	2010	2009	(Decrease)
Lodging net revenue:
Owned hotel rooms	$9,899	$10,493	(5.7)%
Managed condominium rooms	12,239	12,188	0.4%
Dining	5,157	5,797	(11.0)%
Transportation	8,374	7,911	5.9%
Other	9,208	8,507	8.2%
Total Lodging net revenue	$44,877	$44,896	(0.1)%
Lodging operating expense:
Labor and labor-related benefits	$18,815	$19,783	(4.9)%
General and administrative	8,511	6,573	29.5%
Other	11,966	12,632	(5.3)%
Total Lodging operating expense	$39,292	$38,988	0.8%
Total Lodging Reported EBITDA	$5,585	$5,908	(5.5)%

Owned hotel statistics:
ADR	$205.61	$215.52	(4.6)%
RevPar	$132.37	$136.57	(3.1)%

Managed condominium statistics:
ADR	$334.73	$318.19	5.2%
RevPar	$140.07	$137.59	1.8%

Owned hotel and managed condominium statistics (combined):
ADR	$278.74	$275.25	1.3%
RevPar	$137.51	$137.25	0.2%

Total Lodging Reported EBITDA includes $0.5 million of stock-based compensation expense for both the three months ended April 30, 2010 and 2009.

Revenue from owned hotel rooms decreased $0.6 million, or 5.7%, for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily as a result of a decline in ADR of 4.6% partially offset by an increase in occupancy of 1.0 percentage point.  Revenue from managed condominium rooms increased $0.1 million, or 0.4%, for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, due to a 5.2% increase in ADR mostly offset by a 1.4 percentage point drop in occupancy.  The overall drop in room revenue (both owned and managed) is primarily a result of decreased ADR and occupancy at the Company’s Keystone lodging properties.  For the three months ended April 30, 2010, Keystone lodging properties experienced a decline in ADR of 3.8% and a decline in occupancy of 6.2 percentage points.  The declines in occupancy at the Keystone lodging properties is largely due to a decline in group room nights of 24.6% combined with a decline in transient room nights of 8.3%.  Excluding Keystone properties, total room revenues (owned and managed) would have increased $0.5 million driven by a 5.0 percentage point increase in occupancy.  The increase in occupancy (excluding Keystone lodging properties) was driven by a 7.9% increase in transient room nights and is primarily attributable to the increase in destination skier visits discussed in the Mountain segment.

Dining revenue for the three months ended April 30, 2010 decreased $0.6 million, or 11.0%, compared to the three months ended April 30, 2009, mainly due to decreased group business in Keystone. Transportation revenue for the three months ended April 30, 2010 increased $0.5 million, or 5.9%, compared to the three months ended April 30, 2009, primarily due to an increase in passengers of 5.6%, including higher destination visitation at the Company’s ski resorts and a slight increase in revenue per passenger.  Other revenue increased $0.7 million, or 8.2%, in the three months ended April 30, 2010 compared to the three months ended April 30, 2009, due to an increase in strategic alliance and other marketing revenue.

Operating expense increased $0.3 million, or 0.8%, for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily due to (i) a decrease in labor and labor-related benefits of $1.0 million, or 4.9%, primarily due to lower staffing levels and other impacts of cost reduction initiatives, including a company-wide wage reduction plan implemented in April 2009, (ii) a decrease in other expense of $0.7 million, or 5.3%, primarily due to decreased variable operating costs associated with lower revenue, including lower food and beverage cost of sales, property taxes and other operating expense, and (iii) all of which were more than offset by an increase in general and administrative expense of $1.9 million, or 29.5%, primarily due to higher marketing expenses and employee medical costs.

Nine months ended April 30, 2010 compared to the nine months ended April 30, 2009

Lodging segment operating results for the nine months ended April 30, 2010 and 2009 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine months ended		Percentage
	April 30,		Increase
	2010	2009	(Decrease)
Lodging net revenue:
Owned hotel rooms	$29,182	$31,467	(7.3)%
Managed condominium rooms	27,468	29,407	(6.6)%
Dining	18,625	21,275	(12.5)%
Transportation	17,410	15,486	12.4%
Golf	6,888	8,127	(15.2)%
Other	25,335	25,537	(0.8)%
Total Lodging net revenue	$124,908	$131,299	(4.9)%
Lodging operating expense:
Labor and labor-related benefits	$57,639	$61,035	(5.6)%
General and administrative	23,142	20,602	12.3%
Other	38,922	40,946	(4.9)%
Total Lodging operating expense	$119,703	$122,583	(2.3)%
Total Lodging Reported EBITDA	$5,205	$8,716	(40.3)%

Owned hotel statistics:
ADR	$193.69	$191.24	1.3%
RevPar	$105.30	$116.10	(9.3)%

Managed condominium statistics:
ADR	$308.28	$298.15	3.4%
RevPar	$92.37	$100.42	(8.0)%

Owned hotel and managed condominium statistics (combined):
ADR	$249.66	$244.26	2.2%
RevPar	$97.10	$106.07	(8.5)%

Total Lodging Reported EBITDA includes $1.5 million and $1.4 million of stock-based compensation expense for the nine months ended April 30, 2010 and 2009, respectively.

Total Lodging net revenue for the nine months ended April 30, 2010 decreased $6.4 million, or 4.9%, compared to the nine months ended April 30, 2009.  The Company acquired CME on November 1, 2008, and as a result Lodging net revenue for the nine months ended April 30, 2009 includes only six months of operations for CME.  Excluding the impact of CME revenue for the three months ended October 31, 2009, total Lodging net revenue decreased $8.2 million, or 6.2% for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009.

Revenue from owned hotel rooms decreased $2.3 million, or 7.3%, for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, driven by a decrease in occupancy of 6.3 percentage points partially offset by an increase in ADR of 1.3%.  Revenue from managed condominium rooms decreased $1.9 million, or 6.6%, for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, driven by a decrease in occupancy of 3.7 percentage points partially offset by an increase in ADR of 3.4%.  The decrease in occupancy is largely attributed to declines in group and transient room nights primarily at the Company’s Keystone lodging properties.

Dining revenue for the nine months ended April 30, 2010 decreased $2.7 million, or 12.5%, compared to the nine months ended April 30, 2009, primarily due to a decline in group visitation primarily at the Company’s Keystone lodging properties.  Golf revenues decreased $1.2 million, or 15.2%, for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, resulting from a 15% decrease in the number of golf rounds played combined with lower revenue per round.  Other revenue decreased $0.2 million, or 0.8%, in the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, primarily due to a decrease in revenue from conference services and spa services which were negatively impacted by lower occupancy from groups.  Transportation revenues were up $1.9 million, or 12.4%, primarily due to a full nine months of operations for CME included in the nine months ended April 30, 2010 compared to only six months of operations for CME in the nine months ended April 30, 2009.

Operating expense decreased $2.8 million, or 2.3%, for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009.  Due to the acquisition of CME on November 1, 2008, operating expenses for the nine months ended April 30, 2010 included nine months of CME operating expenses compared to only six months of CME operating expenses for the nine months ended April 30, 2009.  Excluding the impact of CME operating expenses for the three months ended October 31, 2009 of $2.7 million, operating expenses decreased $5.6 million, or 4.6%, primarily due to (i) a decrease in labor and labor-related benefits of $5.1 million, or 8.4%, primarily due to lower staffing levels associated with decreased occupancy and the impacts of cost reduction initiatives including a company-wide wage reduction plan implemented in April 2009 and the suspension of the Company’s matching contribution to its 401(k) program in January 2009, and (ii) a decrease in other expense of $3.0 million, or 7.4%, primarily due to decreased variable operating costs associated with lower revenue including lower food and beverage cost of sales and a decrease in supplies.  The above decreases were partially offset by an increase in general and administrative expense of $2.5 million, or 12.3%, primarily due to higher employee medical costs.

Real Estate Segment

Three months ended April 30, 2010 compared to the three months ended April 30, 2009

Real Estate segment operating results for the three months ended April 30, 2010 and 2009 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	April 30,		Increase
	2010	2009	(Decrease)
Total Real Estate net revenue	$3,164	$9,407	(66.4)%
Total Real Estate operating expense	8,391	14,129	(40.6)%
Total Real Estate Reported EBITDA	$(5,227)	$(4,722)	(10.7)%

Real Estate Reported EBITDA includes $1.0 million of stock-based compensation expense for both the three months ended April 30, 2010 and 2009, respectively.

The Company’s Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue volumes and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2010

Real Estate segment net revenue for the three months ended April 30, 2010 was driven primarily by the closing of thirteen affordable housing units associated with the Jackson Hole Golf &Tennis Club (“JHG&TC”) development ($2.5 million of revenue with an average selling price per unit of $0.2 million and an average price per square foot of $187).

Operating expense for the three months ended April 30, 2010 included cost of sales of $2.5 million resulting from the closing of thirteen affordable housing units associated with the JHG&TC development (average cost per square foot of $187). Operating expense also included general and administrative costs of approximately $5.9 million (including $1.0 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs, such as labor and labor-related benefits, and allocated corporate costs.

Three months ended April 30, 2009

Real Estate segment net revenue for the three months ended April 30, 2009 was driven primarily by the closing of one condominium at the Arrabelle ($9.0 million of revenue with an average price per square foot of $1,708). The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities associated with this project.

Operating expense for the three months ended April 30, 2009 included cost of sales of $6.8 million resulting from the closing of one condominium at the Arrabelle (average cost per square foot of $1,291).  The cost per square foot for the Arrabelle condominiums are reflective of the high-end features and amenities associated with this project and the relatively high construction costs associated with mountain resort development.  Operating expense also included sales commissions of approximately $0.7 million and general and administrative costs of approximately $6.7 million (including $1.0 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Nine months ended April 30, 2010 compared to the nine months ended April 30, 2009

Real Estate segment operating results for the nine months ended April 30, 2010 and 2009 are presented by category as follows (in thousands):

	Nine Months Ended		Percentage
	April 30,		Increase
	2010	2009	(Decrease)
Total Real Estate net revenue	$4,239	$165,314	(97.4)%
Total Real Estate operating expense	20,985	125,014	(83.2)%
Gain on sale of real property	6,087	--	--%
Total Real Estate Reported EBITDA	$(10,659)	$40,300	(126.4)%

Real Estate Reported EBITDA includes $3.5 million and $3.0 million of stock-based compensation expense for the nine months ended April 30, 2010 and 2009, respectively.

Nine months ended April 30, 2010

Real Estate segment net revenue for the nine months ended April 30, 2010 was driven primarily by the closing of thirteen affordable housing units associated with the JHG&TC development ($2.5 million of revenue with an average selling price per unit of $0.2 million and an average price per square foot of $187).  Additionally, during the nine months ended April 30, 2010, the Company sold a land parcel located at the Arrowhead base area of the Beaver Creek Resort for $8.5 million and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales).

Operating expense for the nine months ended April 30, 2010 included cost of sales of $2.5 million resulting from the closing of thirteen affordable housing units associated with the JHG&TC development (average cost per square foot of $187).  Operating expense also included general and administrative costs of approximately $18.3 million (including $3.5 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Nine months ended April 30, 2009

Real Estate segment net revenue for the nine months ended April 30, 2009 was driven primarily by the closing of seven Chalets ($91.3 million of revenue with an average selling price per unit of $13.1 million and an average price per square foot of $2,721), the closing of 42 condominiums at Crystal Peak Lodge ($54.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $1,038) and two condominium units at the Arrabelle ($16.7 million of revenue with an average selling price per unit of $8.4 million and an average price per square foot of  $1,623).  The higher average price per square foot for the Chalet units was driven by its premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only thirteen exclusive chalets.  The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities associated with this project.  The Crystal Peak Lodge average price per square foot, though significantly lower than the Vail project real estate sales, was significantly higher than historical Breckenridge project real estate sales and was primarily driven by its ski-in/ski-out location at the base of Peak 7 in Breckenridge and its close proximity to the BreckConnect Gondola.

Operating expense for the nine months ended April 30, 2009 included cost of sales of $90.9 million commensurate with revenue recognized, primarily driven by the closing of seven Chalets ($43.9 million in cost of sales with an average cost per square foot of $1,308), the closing of 42 condominiums at Crystal Peak Lodge ($34.6 million in cost of sales with an average cost per square foot of $660), and two condominiums at the Arrabelle ($12.4 million in cost of sales with an average cost per square foot of $1,210).  The cost per square foot for the Arrabelle and Chalets are reflective of the high-end features and amenities associated with these projects and the relatively high construction costs associated with mountain resort development.  The cost per square foot for Crystal Peak Lodge is reflective of its less complicated design features and fewer amenities relative to the Arrabelle and Chalets.  Operating expense also included sales commissions of approximately $9.5 million commensurate with revenue recognized and general and administrative costs of approximately $21.2 million (including $3.0 million of stock-based compensation expense).  General and administrative costs were primarily comprised of marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.  In addition, the Company recorded $3.0 million of costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to the JHG&TC development, which is reflected in Real Estate segment operating expense in the nine months ended April 30, 2009.

Other Items

In addition to segment operating results, the following material items contributed to the Company's overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for the three and nine months ended April 30, 2010 increased $0.2 million and $2.7 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to the timing of incremental capital expenditures and the acquisition of CME.

Investment income.  Investment income decreased $0.3 million and $0.9 million for the three and nine months ended April 30, 2010, respectively, compared to the same periods in the prior year, primarily due to a decrease in average invested cash during the period.

Interest expense, net.  For the three and nine months ended April 30, 2010, interest expense, net decreased $2.8 million and $9.0 million, respectively, compared to the same periods in the prior year primarily due to an increase in capitalized interest on self-funded real estate projects.

Income taxes.  The effective tax rate for the three and nine months ended April 30, 2010 was 33.9% and 33.0%, respectively, compared to the effective tax rate for the three and nine months ended April 30, 2009 of 36.3% and 36.9%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and the amount of net income attributable to noncontrolling interest.  The effective tax rate declined for the three and nine months ended April 30, 2010 over the same periods in the prior year primarily due to an increase in net income attributable to noncontrolling interests, resulting from the purchase by the Company of GSSI’s remaining noncontrolling interest in SSV.  Additionally, the Company recorded a $0.3 million income tax benefit in the nine months ended April 30, 2010 due to a reversal of an income tax contingency resulting from the expiration of the statue of limitations.  The Company anticipates that its effective tax rate for the near term beginning with the fiscal year 2011 will more closely approximate its statutory income tax rate of approximately 38%.

Beginning August 1, 2009, the Company adopted a FASB statement regarding noncontrolling interest (see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Condensed Financial Statements), which requires that the net income or loss attributable to noncontrolling interest in the Company’s consolidated subsidiaries no longer be included in the determination of pretax income or loss in the Company’s effective tax rate calculation.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Mountain Reported EBITDA	$146,597	$133,772	$216,754	$197,804
Lodging Reported EBITDA	5,585	5,908	5,205	8,716
Resort Reported EBITDA	152,182	139,680	221,959	206,520
Real Estate Reported EBITDA	(5,227)	(4,722)	(10,659)	40,300
Total Reported EBITDA	146,955	134,958	211,300	246,820
Depreciation and amortization	(27,812)	(27,582)	(82,768)	(80,098)
Gain (loss) on disposal of fixed assets, net	18	(206)	(83)	(808)
Investment income	141	449	563	1,428
Interest expense, net	(3,673)	(6,490)	(12,656)	(21,732)
Income before provision for income taxes	115,629	101,129	116,356	145,610
Provision for income taxes	(39,238)	(36,737)	(38,397)	(53,740)
Net income	76,391	64,392	77,959	91,870
Net income attributable to noncontrolling interests	(3,602)	(2,753)	(5,653)	(4,190)
Net income attributable to Vail Resorts, Inc.	$72,789	$61,639	$72,306	$87,680

The following table reconciles Net Debt (in thousands):

	April 30,
	2010	2009
Long-term debt	$489,822	$491,668
Long-term debt due within one year	1,851	350
Total debt	491,673	492,018
Less: cash and cash equivalents	51,147	170,537
Net debt	$440,526	$321,481

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

In addition to the Company’s $51.1 million of cash and cash equivalents at April 30, 2010, the Company has $319.0 million available under its Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $81.0 million).  The Company continued to self-fund its current real estate projects under construction (the Company estimates to incur between $45 and $65 million in cash expenditures subsequent to April 30, 2010 on its two major projects under construction) which has and may require the Company to borrow under the revolver component of its Credit Facility from time to time during fiscal 2010.  The Company expects that its liquidity needs in the near term will be met by the utilization of cash flows generated by operating activities and borrowings under the Credit Facility.  The Company believes the Credit Facility, which matures in 2012, provides adequate flexibility and is priced favorably, with any new borrowings currently being priced at LIBOR plus 0.75%.

Nine months ended April 30, 2010 compared to the nine months ended April 30, 2009

The Company generated $56.7 million of cash from operating activities in the nine months ended April 30, 2010, a decrease of $151.3 million when compared to the $208.0 million of cash generated in the nine months ended April 30, 2009.  The decline in operating cash flows was primarily a result of real estate closings that occurred in the nine months ended April 30, 2009, which generated $125.9 million in proceeds.  Additionally, investments in real estate increased $27.9 million during the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009.  Further contributing to the decrease in cash provided by operating activities for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009 was the receipt of $39.3 million of private club initiation fees for the Vail Mountain Club in the nine months ended April 30, 2009 and a reduction in restricted cash of $49.1 million in the prior year period which became available for general purpose use due to the payoff of the Company’s non-recourse real estate financing.  Partially offsetting the above items were improved operating cash flows from the Company’s resort operations of approximately $15.4 million, a decrease in income tax payments of $31.0 million and an increase in accrued expenses and real estate development payables of $21.9 million.

Cash used in investing activities decreased by $77.8 million in the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009 due to a decrease in resort capital expenditures of $38.3 million, the acquisition of CME for $38.2 million on November 1, 2008 in the prior fiscal year and the cash receipt of $8.9 million primarily related to a land parcel the Company sold during the nine months ended April 30, 2010.

Cash used in financing activities decreased $47.1 million in the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009 resulting from the $58.4 million payoff of the Company’s non-recourse real estate financings in the nine months ended April 30, 2009, repurchases of $14.9 million of the Company’s common stock during the nine months ended April 30, 2009 and the payoff of $15.0 million for a scheduled debt maturity during the nine months ended April 30, 2009.  Partially offsetting the above items was the acquisition of the remaining noncontrolling interest in SSV for $31.0 million on April 30, 2010.

Significant Uses of Cash

The Company’s cash uses currently include providing for operating expenditures, capital expenditures for assets to be used in operations and for real estate projects under construction.

The Company expects to spend approximately $100 million to $120 million in calendar year 2010 for real estate under development, including the construction of associated resort-related depreciable assets, of which approximately $55 million was spent as of April 30, 2010, leaving approximately $45 million to $65 million to spend in the remainder of the calendar year 2010.  The Company has entered into contracts with third parties to provide services to the Company throughout the course of project development; commitments for future services to be performed under such current contracts total approximately $38 million and are expected to be performed primarily over the 2010 calendar year.

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

Principal payments on the vast majority of the Company’s long-term debt ($489.2 million of the total $491.7 million debt outstanding as of April 30, 2010) are not due until fiscal 2014 and beyond.  As of April 30, 2010 and 2009, total long-term debt (including long-term debt due within one year) was $491.7 million and $492.0 million, respectively.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $321.5 million as of April 30, 2009 to $440.5 million as of April 30, 2010 due primarily to the decrease in cash and cash equivalents.

The Company’s debt service requirements can be impacted by changing interest rates as the Company had $52.6 million of variable-rate debt outstanding as of April 30, 2010.  A 100-basis point change in LIBOR would cause the Company’s annual interest payments to change by approximately $0.5 million.  The fluctuation in the Company’s debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under its Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, it may enter into.  The Company’s long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  The Company can respond to liquidity impacts of changes in the business and economic environment by managing its capital expenditures and the timing of new real estate development activity.

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  The Company did not repurchase any shares of common stock during the nine months ended April 30, 2010.  Since inception of its stock repurchase plan, the Company has repurchased 3,878,535 shares at a cost of approximately $147.8 million, through April 30, 2010.  As of April 30, 2010, 2,121,465 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for cash that may arise in the future, the restrictions in the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (a wholly-owned subsidiary of the Company), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing the Company’s Credit Facility and the Indenture, dated as of January 29, 2004 among the Company, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing its 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”), prevailing prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

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

The Company was in compliance with all restrictive financial covenants in its debt instruments as of April 30, 2010.  The Company expects it will meet all applicable financial maintenance covenants in its Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2010.  However, there can be no assurance that the Company will continue to meet such financial covenants.  If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While the Company anticipates that it would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the liquidity of the Company.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged downturn in general economic conditions, including adverse affects on the overall travel and leisure related industries;
•	unfavorable weather conditions or natural disasters;
•	adverse events that occur during our peak operating periods combined with the seasonality of our business;
•	competition in our mountain and lodging businesses;
•	our ability to grow our resort and real estate operations;
•	our ability to successfully complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	further adverse changes in real estate markets;
•	continued volatility in credit markets;
•	our ability to obtain financing on terms acceptable to us to finance our real estate development, capital expenditures and growth strategy;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	adverse consequences of current or future legal claims;
•	our ability to hire and retain a sufficient seasonal workforce;
•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;
•	negative publicity or unauthorized use of our trademarks which diminishes the value of our brands;
•	our ability to integrate and successfully operate future acquisitions; and
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2010, the Company had $52.6 million of variable rate indebtedness, representing 10.7% of the Company's total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2010 of 0.5% and 0.9%, respectively.  Based on variable-rate borrowings outstanding as of April 30, 2010, a 100-basis point (or 1.0%) change in LIBOR would result in the Company's annual interest payments to change by $0.5 million.  The Company's market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the year ended July 31, 2007, the Company entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, the Company filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business.  The Company’s request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  Talisker filed an answer to the Company’s complaint along with three counterclaims.  Peninsula filed a motion to dismiss, which was denied.  On October 21, 2009, the Company filed a Stipulated Motion to Dismiss ASC and agreed that it would not seek any relief that would have the effect of invalidating the sale by ASC to Talisker Canyons Finance Co, LLC.  On January 12, 2010, Peninsula filed an answer to the Company’s complaint and brought cross claims against Talisker and a third party complaint against Mark Robbins (Peninsula’s former managing member), Jacob Bistricer (Talisker Corporation’s CEO), and Talisker Canyons Acquisition Co. LLC.  Talisker moved to strike Peninsula’s answer, cross claims and third party complaint.  After the District Court denied Talisker's motion to strike Peninsula’s answer, cross claims and third party complaint, Talisker and Talisker Canyons Acquisition Co. LLC filed a motion to dismiss Peninsula's cross claims and third party complaint on April 6, 2010.  Jacob Bistricer subsequently filed a motion to dismiss Peninsula's claims against him for a lack of jurisdiction.  Peninsula has since responded to these motions to dismiss.  Additionally, on May 13, 2010, Peninsula informed the District Court that Peninsula had effected personal service over Mark Robbins, who has not yet responded to Peninsula's third party complaint against him.  The Company continues to pursue this action, but is unable to predict the ultimate outcome of the above described actions.

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

Ritz-Carlton Residences, Vail Litigation

The holders of contracts to purchase 13 Ritz-Carlton Residences, Vail units have sent notices of breach of contract to the Company or have commenced an action in Eagle County, Colorado, District Court seeking rescission of their contracts based on a disputed delivery date included in their respective purchase and sale agreements.

The Company is a defendant in the following cases filed by holders of contracts to purchase seven Ritz-Carlton Residences, Vail units: Levy and Weidhorn v. RCR Vail, LLC, District Court, Eagle County, Colorado 09cv487 filed on August 6, 2009; AR Homes, LP and Castletop Capital Properties, LP v. RCR Vail, LLC District Court, Eagle County, Colorado 09cv527 filed on August 18, 2009; Masri and Assis v. RCR Vail, LLC District Court, Eagle County, Colorado 09cv543 filed on August 26, 2009; and Vail Ritz-Carlton, LLC v. RCR Vail, LLC District Court, Eagle County, Colorado 10cv122, filed on February 18, 2010; and Vail Ritz 200, LLC and Vail Ritz 207, LLC v. RCR Vail, LLC, 10cv259, filed on April 12, 2010.  The Company is also a defendant in a case filed in United States District Court, District of Colorado, by a holder of a contract to purchase one Ritz-Carlton Residences, Vail unit: Aldarondo v. RCR Vail, LLC, 10cv767, filed April 9, 2010.  The plaintiffs’ complaints allege similar causes of action, primarily breach of contract, based on the failure of the Company to deliver the units under the purchase and sale agreements by a certain specific disputed date.  The plaintiffs seek rescission of their contracts and return of their deposits under the purchase and sale agreements. The Company disputes that it has breached its obligations under the purchase and sale agreements and denies that the contract holders are entitled to the relief that they are seeking.

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

4.1(h)	Supplemental Indenture, dated as of May 26, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	24
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2010	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: June 9, 2010	Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer