Form 10-K
period 2010-07-31
VAIL RESORTS INC
filed 2010-09-23
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

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
 Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $33.70 per share as reported on the New York Stock Exchange Composite Tape on January 29, 2010 (the last business day of the Registrant's most recently completed second quarter) was $1,213,927,381.

As of September 15, 2010, 35,911,506 shares of Common Stock were outstanding.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions.  Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;
•	unfavorable weather conditions or natural disasters;
•	adverse events that occur during our peak operating periods combined with the seasonality of our business;
•	competition in our mountain and lodging businesses;
•	our ability to grow our resort and real estate operations;
•	our ability to successfully complete real estate development projects and achieve the anticipated financial benefits from such projects;
•	further adverse changes in real estate markets;
•	continued volatility in credit markets;
•	our ability to obtain financing on terms acceptable to us to finance our real estate development, capital expenditures and growth strategy;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	adverse consequences of current or future legal claims;
•	our ability to hire and retain a sufficient seasonal workforce;
•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;
•	negative publicity which diminishes the value of our brands;
•	our ability to integrate and successfully realize anticipated benefit of future acquisitions; and
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.  Given these uncertainties, users of the information included in this Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements.  Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part I, Item 1A, “Risk Factors” of this Form 10-K.  All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1.                      BUSINESS.

General

Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this document as “we,” “us,” “our” or the “Company.”

Vail Resorts, Inc. was organized as a public holding company in 1997 and operates through various subsidiaries.  Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 74%, 19% and 7%, respectively, of our net revenue for the year ended July 31, 2010 (“Fiscal 2010”).  Our Mountain segment owns and operates five world-class ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations, which provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile.  Our Lodging segment owns and/or manages a collection of luxury hotels under our RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to our ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park, Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses.  Collectively, the Mountain and Lodging segments are considered the Resort segment.  Our Real Estate segment owns and develops real estate in and around our resort communities.  Financial information by segment is presented in Note 13, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

Our portfolio of world-class ski resorts currently includes:

•
Breckenridge Ski Resort (“Breckenridge”) – the single most visited ski resort in the United States for the 2009/2010 ski season and host of the highest chairlift in North America, the Imperial Express SuperChair, reaching 12,840 feet and offering above tree line expert terrain.  Breckenridge is well known for its historic town, vibrant nightlife and progressive and award-winning pipes and parks.

•
Vail Mountain (“Vail Mountain”) – the second most visited ski resort in the United States for the 2009/2010 ski season and the single largest ski mountain in the United States.  Vail Mountain offers some of the most expansive and varied terrain with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•
Keystone Resort (“Keystone”) – the fourth most visited ski resort in the United States for the 2009/2010 ski season and home to the highly renowned A51 Terrain Park as well as the largest area of night skiing in Colorado.  Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls.

•
Beaver Creek Resort (“Beaver Creek”) – the sixth most visited ski resort in the United States for the 2009/2010 ski season.  Beaver Creek is a European –style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.  Beaver Creek also annually hosts the only North American men’s World Cup downhill races.

•
Heavenly Mountain Resort (“Heavenly”) – the eighth most visited ski resort in the United States for the 2009/2010 ski season and the second largest ski resort in the United States with over 4,800 skiable acres.  Heavenly straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe.  Heavenly boasts the largest snowmaking capacity in the Lake Tahoe region and offers great nightlife including its proximity to several casinos.

Vail Mountain, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, located in the Lake Tahoe area of California/Nevada, are year-round mountain resorts.  Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, sightseeing, mountain biking, guided hiking, children’s activities and other recreational activities.

Our Mountain segment derives revenue through the sale of lift tickets and season passes as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, equipment rentals and retail merchandise sales, a variety of dining venues, private club operations and other recreational activities.  In addition to providing extensive guest amenities, we also lease some of our owned commercial space to third party operators to add unique restaurants and retail stores to the mix of amenities at the base of our resorts.

Ski Industry/Market

There are approximately 760 ski areas in North America and approximately 470 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience.  One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.  During the 2009/2010 ski season, combined skier visits for all the United States ski areas were approximately 59.8 million and all North American skier visits were approximately 78.1 million.  Our ski resorts had 6.0 million skier visits during the 2009/2010 ski season, or approximately 10.1% of United States skier visits, and an approximate 7.7% share of the North American market's skier visits.

Our Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Airport, and the wide range of amenities available at each resort.  Colorado has 29 ski areas, six of which are considered “Front Range Destination Resorts,” including all of our Colorado resorts, catering to both the Colorado Front Range and destination-skier markets.  All Colorado ski resorts combined recorded approximately 11.9 million skier visits for the 2009/2010 ski season with skier visits at our Colorado ski resorts totaling 5.1 million, or approximately 43.0% of all Colorado skier visits for the 2009/2010 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entire California market and making it a convenient destination for both day skiers and destination guests.  South Lake Tahoe, where Heavenly is located, is also a popular year-round vacation destination, featuring extensive summer attractions and casinos in addition to its winter sports offerings.  Heavenly is proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport.  California and Nevada have 32 ski areas.  Heavenly had 888,000 skier visits for the 2009/2010 ski season, capturing approximately 11.1% of California's and Nevada's approximately 8.0 million total skier visits for the 2009/2010 ski season.

Competition

There are significant barriers to entry for new ski areas due to the limited private lands on which ski areas can be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure.  As such, there have been virtually no new major resorts in North America for the past 25 years which has and should continue to allow the best positioned resorts, including all of our resorts, to capture a majority of future industry growth.  Our resorts compete with other major destination ski resorts, including Aspen/Snowmass, Copper Mountain, Deer Valley, Mammoth Mountain, Northstar-at-Tahoe, Park City Mountain Resort, Squaw Valley USA, Steamboat, Whistler Blackcomb and Winter Park, as well as other ski areas in Colorado, California, Nevada and other destination ski areas worldwide and non-ski related vacation destinations.

While the ski industry has performed well in recent years in terms of number of skier visits, with the nine best seasons occurring in the past 10 years for United States visitation, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts, generating more revenue per skier visit and/or generating more visits from each skier.  Better capitalized ski resorts, including all five of our mountain resorts, are expanding their offerings as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain as well as amenities at the base areas of the resorts, all of which are aimed at increasing guest visitation and revenue per skier visit.  We believe that we invest more in capital improvements than the vast majority of our competitors and that we can also create synergies by operating multiple resorts, thus enhancing our profitability.  Additionally, through our sales of season passes, we provide our guests with a strong value option, in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts.  All five of our resorts typically rank in the ten most visited ski resorts in the United States.  Additionally, all of our resorts consistently rank in the top 25 ranked ski resorts in North America according to industry surveys, which we attribute to our resorts' ability to provide a high-quality experience.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2009/2010 (the “Kottke Survey”) and other industry publications.

All of our ski resorts maintain the unique distinction of competing effectively as both market share leaders and quality leaders.  The following inherent and strategic factors contribute directly to each resort’s success:

Exceptional mountain experience --

•	World-Class Mountain Resorts and Integrated Base Resort Areas

All five of our mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels.  Each resort is also fully integrated into expansive resort areas offering a broad array of lodging, dining, retail, spas, nightlife and other amenities to the resort’s guests, some of which we own or manage.

•	Snow Conditions

Our resorts are located in areas that generally receive significantly higher than average snowfall compared to most other ski resort locations in the United States.  Our resorts in the Colorado Rocky Mountains and Heavenly in the Sierra Nevada Mountains all receive average yearly snowfall between 20 and 30 feet.  Even in these abundant snowfall areas, we have significant snowmaking systems that can help provide a more consistent experience, especially in the early season.  Additionally, we provide several hundred acres of groomed terrain at each of our resorts with extensive fleets of snow grooming equipment.

•	Lift Service

We systematically upgrade our lifts to streamline skier traffic and maximize guest experience.  In the past three fiscal years, we have installed several high-speed chairlifts and gondolas across our resorts, including an eight-passenger gondola at Keystone with a mid-station feature, an eight-passenger gondola at Breckenridge with two mid-station features; an eight-passenger gondola at Beaver Creek; two four-passenger high-speed chairlifts at Vail Mountain; and a four-passenger high-speed chairlift at Heavenly.  Additionally, for the 2010/2011 ski season we expect to have installed a new high-speed chairlift servicing Vail Mountain’s back bowls.

•	Terrain Parks

Our resorts are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders.  Each resort has multiple terrain parks that include progressively-challenging features.  This park structure, coupled with freestyle ski school programs, promotes systematic learning from basic to professional skills.

Extraordinary service and amenities --

•	Commitment to Guest Service

Our mission is to provide quality service at every level of the guest experience.  Prior to arrival, guests can receive personal assistance through our full-service, in-house travel center (or for certain items through our newly updated comprehensive websites) to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and air and ground travel.  On-mountain ambassadors engage guests and answer questions and all personnel, from lift operators to ski patrol, convey a guest-oriented culture.  We also solicit guest feedback through a variety of surveys and results which are utilized to ensure high levels of customer satisfaction to understand trends and develop future resort programs and amenities.

•	Season Pass Products

We offer a variety of season pass products for all of our ski resorts, marketed towards both out-of-state and international guests (“Destination”) and in-state and local guests (“In-State”).  Our season pass products are available for purchase predominately during the period prior to the start of the ski season.  Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal customer base that commit to ski at our resorts, ski multiple days each season at our resorts and return to purchase season pass products year after year.  In addition, our season pass products attract new guests to our resorts.  Growth in sales of season pass products is a key strategic factor for us and also creates strong synergies among our resorts.  Our season pass product offerings range from providing unlimited access to an individual resort to our Epic Season Pass that is primarily marketed to our Destination guests (and also available to In-State guests) and allows pass holders unlimited and unrestricted access to all five ski resorts.  Season pass products provided approximately 35% of our total lift ticket revenue for the 2009/2010 ski season.

•	Premier Ski Schools

Our resorts are home to some of the finest and most recognized ski and snowboard schools in the industry.  Through a combination of outstanding training and abundant work opportunities, the schools have become home to many of the most experienced and credentialed professionals in the business.  We complement our instructor staff with state-of-the-art facilities and extensive learning terrain, all with a keen attention to guest needs, including offering a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders.

•	On-Mountain Activities

We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests.  In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities including snowtubing, snowshoeing, guided snowmobile and scenic cat tours, horse-drawn sleigh rides and high altitude dining.  During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, hiking, an alpine slide and a new alpine coaster for fiscal year 2011.

•	Dining

Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets.  We operate over 90 of such dining options at our five mountain resorts.  Furthermore, we are committed to serving healthy food options to our guests at these dining venues through our “Appetite for Life” program.

•	Retail/rental

We have over 130 retail/rental locations specializing in sporting goods including ski, snowboard, golf and cycling equipment.  In addition to providing a major retail/rental presence at each of our ski resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area and Salt Lake City.  Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer a prime venue for selling our season pass products.

•	Lodging and Real Estate Development

Quality lodging options are an integral part of providing a complete resort experience.  Our fifteen owned and managed hotels and resorts proximate to our mountain resorts, including five RockResorts branded hotels, and a significant inventory of managed condominium rooms provide numerous accommodation options for our mountain resort guests.  Our real estate development efforts provide us with the ability to add profitability while expanding our destination bed base and upgrading our resorts through the development of amenities such as luxury hotels, private clubs, spas, parking and commercial space for restaurants and retail shops.  Our Lodging and Real Estate segments have and continue to invest in resort related assets as part of their initiatives which enhance the overall resort experience.  Examples include: One Ski Hill Place at Breckenridge, a RockResort property which opened in June 2010; upgraded amenities at the Keystone Lodge for the 2010/2011 ski season; renovated guest rooms and renovated ballroom and meeting spaces at The Lodge at Vail for the 2008/2009 ski season; the Crystal Peak Lodge in Breckenridge which opened for the 2008/2009 ski season; and the Vail Mountain and Arrabelle Clubs, private mountain clubs which opened for the 2008/2009 ski season.

•	Environmental Stewardship and Social Responsibility

As part of our long-standing commitment to responsible stewardship of our natural mountain settings, we have several initiatives in environmental sustainability which transcend throughout all of our operations.  We have demonstrated our leadership role in environmental stewardship by focusing on healthy forests and clean water through our partnership with the USDA Forest Service (the “Forest Service”) and the National Forest Foundation on the Hayman Restoration Partnership, Colorado’s largest forest restoration project and one of the largest public-private partnerships of its kind in the country.  We are also reducing our energy consumption through our “energy layoff” initiative which has a stated goal of a 10% reduction by the end of calendar year 2010.  In addition, we introduced a “paperless” initiative with plans to virtually eliminate all internally used paper by the end of calendar year 2011.  Furthermore, as part of a comprehensive environmental program we are also continuing a substantial recycling program, one of the largest, if not the largest, on-mountain program in the world; committing to green building development; maintaining and growing a comprehensive composting program at selected resorts; and promoting/offering “green guest rooms”, green weddings, events, and meetings to our guests among other programs.

          Accessibility from major metropolitan  areas--

Our ski resorts are well located and easily accessible by both Destination and In-State guests.

•	Colorado resorts

The Colorado Front Range market, with a population of approximately 4.3 million, and growing faster than the national average over the past 10 years, is within approximately 100 miles from each of our Colorado resorts, with access via a major interstate highway.  Additionally, our Colorado resorts are proximate to both Denver International Airport and Eagle County Airport.

•	Heavenly

Heavenly is proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay Area and draws skiers from throughout California and Nevada.  Heavenly is within 100 miles of Sacramento/Central Valley and approximately 200 miles from the San Francisco Bay area via major interstate highways.  Heavenly is serviced by the Reno/Tahoe International Airport, Sacramento International Airport and the San Francisco International Airport.

Marketing and Sales

We promote our resorts through targeted marketing and sales programs, which include customer relationship marketing (CRM) to targeted audiences, promotional programs, digital marketing (including social, search and display), loyalty programs that reward frequent guests and traditional media advertising where appropriate (e.g. targeted print, TV, radio).  Additionally, we have marketing programs directed at attracting groups, corporate meetings and convention business.  Most marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase multiple products for their vacations or other visits.  We also enter into strategic alliances with companies to enhance the guest in-resort experience and to create opportunities for cross-marketing.

Seasonality

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April.  In an effort to partially counterbalance the concentration of revenue in the winter months, we offer non-ski season attractions such as sightseeing, mountain biking, guided hiking, alpine slides, children’s activities and other recreational activities such as golf (included in the operations of the Lodging segment).  These activities also help attract destination conference and group business to our resorts.

Lodging Segment

Our Lodging segment includes the following operations:

•
RockResorts -- a luxury hotel management company with a current portfolio of eleven properties, including four Company-owned and seven managed third-party owned resort hotels with locations in Colorado, Wyoming, New Mexico, Florida, Dominican Republic and St. Lucia, West Indies as well as three properties currently under development that we will manage;

•
Six additional independently flagged Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge, Crystal Peak Lodge and Austria Haus Hotel and condominium management operations, all of which are in and around our Colorado ski resorts;

•	GTLC -- a summer destination resort with three resort properties in the Grand Teton National Park and the Jackson Hole Golf & Tennis Club (“JHG&TC”) near Jackson, Wyoming;

•	CME -- a resort ground transportation company; and

•	Five Company-owned resort golf courses in Colorado and one in Wyoming.

The Lodging segment currently includes approximately 4,000 owned and managed hotel and condominium rooms.   Our resort hotels collectively offer a wide range of services to guests.

Our portfolio of owned or managed luxury resort hotels and other hotels and resorts currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
The Lodge at Vail	Vail, CO	Own	164*
The Arrabelle at Vail Square	Vail, CO	Own	87*
The Pines Lodge	Beaver Creek, CO	Own	68*
The Osprey at Beaver Creek	Beaver Creek, CO	Own	46*
La Posada de Santa Fe	Santa Fe, NM	Manage	157
Snake River Lodge & Spa	Teton Village, WY	Manage	153
Hotel Jerome	Aspen, CO	Manage	94
The Landings St. Lucia	St. Lucia, West Indies	Manage	64
Tempo	Miami, FL	Manage	56
One Ski Hill Place	Breckenridge, CO	Manage	21
Balcones del Atlantico	Santo Domingo, Dominican Republic	Manage	16

Other Hotels and Resorts:
The Great Divide Lodge	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Inn at Keystone	Keystone, CO	Own	103
Breckenridge Mountain Lodge	Breckenridge, CO	Own	71
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Jackson Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat'l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat'l Pk., WY	Concessionaire Contract	37
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	342
Mountain Thunder Lodge	Breckenridge, CO	Manage	99
Crystal Peak Lodge	Breckenridge, CO	Manage	30
Austria Haus Hotel	Vail, CO	Manage	25
*Includes individual owner units that are in a rental program managed by us.

The RockResorts brand was originally created by Laurance S. Rockefeller in 1956 and was purchased by us in December 2001.  The RockResorts collection includes luxury hotels influenced by a strong connection to the natural surrounding environment and features award-winning dining, and state-of-the-art RockResorts spas and fitness centers.  The properties incorporate the indigenous environment into the guest experience and feature access to a variety of year-round outdoor activities ranging from skiing to golf.

Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums in proximity to our mountain resorts and our management of luxury resorts in premier destination locations.  Additionally, we continue to pursue new management contracts, which may include, in addition to management fees, marketing license fees and technical service fees in conjunction with a project’s design, development and sales.

Our lodging strategy, through RockResorts, is focused on the resort hotel niche within the luxury segment and competes for boutique full-service hotel management contracts with other hotel management companies, including Rosewood Hotels & Resorts, the KOR group and Auberge Resorts.

During Fiscal 2010, RockResorts welcomed the addition of three luxury properties to its managed portfolio: One Ski Hill Place at Breckenridge, a resort that features 88 ski-in/ski-out residences, slopeside skiers’ plaza, skier restaurant, and après-ski bar: Balcones Del Atlantico, a beachfront resort in the village of Las Terrenas on the Samana Peninsula of the Dominican Republic: and Tempo Miami, Florida, a 67-story luxury residential development and hotel located in the heart of Miami’s cultural district.  Additionally, current properties under development as RockResorts managed resorts include: Mansfield Inn at Stowe, Stowe, Vermont; Rum Cay Resort Marina, Bahamas and the Third Turtle Club & Spa, Turks and Caicos.

In November 2008, we acquired CME, which represents the first point of contact with many of our guests when they arrive by air to Colorado.  CME offers year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne) for ski and snowboard and other mountain resort experiences.  CME offers four primary types of services; including door-to-door shuttle business, point-to-point shuttle business with centralized drop-off at transportation hubs, private chartered vans and premier luxury charter vehicles.  The vehicle fleet consists of approximately 250 vans and luxury SUV’s, and transported approximately 300,000 resort guests over the past year.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy.  The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury category, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood's Luxury Collection hotels.  Our other hotels are categorized in the upper upscale and upscale segments of the hotel market.  The luxury and upper upscale segments consist of approximately 704,000 rooms at approximately 2,000 properties in the United States as of July 2010.  For Fiscal 2010, our owned hotels, which includes a combination of certain RockResorts, as well as other hotels in proximity to our ski resorts, had an overall ADR of $190.93, a paid occupancy rate of 54.9% and revenue per available room (“RevPAR”) of $104.90, as compared to the upper upscale segment’s ADR of $140.21, a paid occupancy rate of 66.4% and RevPAR of $93.04. We believe that this comparison to the upper upscale category is appropriate as our mix of owned hotels include those in the luxury and upper upscale categories, as well as certain of its hotels that fall in the upscale category.  The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry.

Competition

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors.  Our properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton, Starwood's Luxury Collection and Westin.  Our properties also compete for convention and conference business across the national market.  We believe we are highly competitive in the resort hotel niche for the following reasons:

•	All of our hotels are located in unique highly desirable resort destinations.

•
Our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including 7 properties and 5 hotel restaurants in our portfolio that are currently rated as AAA 4-Diamond.

•	Our RockResorts brand is a historic brand name with a rich tradition associated with high quality luxury resort hotels.

•	Many of our hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience.

•
Each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another.  This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains.

•
Many of the hotels in our portfolio provide a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa and fitness facilities, water sports and a number of other outdoor activities as well as highly acclaimed dining options.

•
Conference space with the latest technology is available at most of our hotels.  In addition, guests at Keystone can use our company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space.

•
We have a central reservations system that leverages off of our ski resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts.

•
We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements.  Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts.  Projects completed over the past three years include a full renovation of The Osprey at Beaver Creek (formerly known as the Inn at Beaver Creek), extensive upgrades to The Lodge at Vail, including a fully renovated ballroom, renovated meeting spaces, room upgrades and the addition of a 7,500 square foot spa, renovation of the Village Hotel in Breckenridge, extensive room upgrades at GTLC’s historic Jackson Lake Lodge and guest room renovation at the Keystone Lodge.

National Park Concession

We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15-year concessionaire agreement (that expires December 31, 2021) with the National Park Service (“NPS”).  GTLC also owns JHG&TC, which is located outside of the Grand Teton National Park near Jackson, Wyoming.  GTLC's operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 391 areas within the National Park System covering approximately 85 million acres across the United States and its territories.  Of the 391 areas, 58 are classified as National Parks.  While there are more than 500 NPS concessionaires, ranging from small, privately-held businesses to large corporate conglomerates, we primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements.  The NPS uses “recreation visits” to measure visitation within the National Park System.  In calendar 2009, areas designated as National Parks received approximately 63.0 million recreation visits.  The Grand Teton National Park, which spans approximately 310,000 acres, had approximately 2.6 million recreation visits during calendar 2009, or approximately 4.1% of total National Park recreation visits.  Four concessionaires provide accommodations within the Grand Teton National Park, including GTLC.  GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 361 campsites and a 112-space RV park.  GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments.  GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours.  As a result of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Grand Teton National Park operate near full capacity during their operating season.

Marketing and Sales

We promote our luxury hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (search, social, and display), promotional programs and print media advertising.  We also promote comprehensive vacation experiences through various package offerings and promotions (combining lodging, lift tickets, transportation and dining), all of which are designed to drive traffic to our websites and central reservations call center. Where appropriate, we market our resort properties in conjunction with our mountain resort marketing efforts.  Additionally, our individual hotels have active sales forces to generate conference and group business.

Seasonality

Our lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations).  In recent years, we have enhanced our business by promoting our extensive conference facilities and offering more off-season activities to help offset the seasonality of our lodging business.  We own and operate six golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort.  JHG&TC was ranked the fourth best course in Wyoming for 2010 by Golf Digest, the Tom Fazio course at Red Sky Ranch was ranked the second best resort course in Colorado by Golf Week, the Greg Norman course at Red Sky Ranch was ranked the fourth best resort course in Colorado by Golf Week and Red Sky Ranch was ranked one of America’s Top 100 Golf Communities in 2010 by Travel & Leisure Golf.

Real Estate Segment

We have extensive holdings of real property at our resorts throughout Summit and Eagle Counties in Colorado.  Our real estate operations, through Vail Resorts Development Company (“VRDC”), a wholly owned subsidiary, include the planning, oversight, infrastructure improvement, development, marketing and sale of our real property holdings.  In addition to the cash flow generated from real estate development sales, these development activities benefit our Mountain and Lodging segments through (i) the creation of additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) that provide us with the opportunity to create new sources of recurring revenue, enhance the guest experience at our resorts and expand our destination bed base; (ii) the ability to control the architectural themes of our resorts; and (iii) the expansion of our property management and commercial leasing operations.

In recent years we have primarily focused on projects in our Real Estate segment that involve significant vertical development.  Recently completed projects include One Ski Hill Place in Breckenridge, the Arrabelle at Vail Square, Vail’s Front Door and Crystal Peak Lodge at Breckenridge, Gore Creek Place in Vail’s Lionshead Village and Mountain Thunder in Breckenridge.  We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any direct third party financing).  In some instances as warranted by our business model, VRDC occasionally attempts to minimize our exposure to development risks and maximize the long-term value of our real property holdings by selling improved and entitled land to third-party developers while often retaining the right to approve the development plans, as well as an interest in the developer's profit.

VRDC's principal activities include (i) the vertical development of certain residential mixed-use projects that consist of both the sales of real estate units to third parties and the construction of resort depreciable assets such as hotels, restaurants, spas, private mountain clubs, commercial space, skier service facilities, parking structures and other amenities that we will own and operate and that will benefit our Mountain and Lodging segments; (ii) the sale of single-family homesites to individual purchasers; (iii) the sale of certain land parcels to third-party developers for condominium, townhome, cluster home, single family home, lodge and mixed use developments; (iv) the zoning, planning and marketing of resort communities; (v) arranging for the construction of the necessary roads, utilities and resort infrastructure for new resort communities; and (vi) the purchase of selected strategic land parcels for future development.

In addition to our recently completed projects discussed above, we have substantially completed the Ritz-Carlton Residences, Vail with expected completion in the fall of 2010.  This development is located in the western part of Vail and consists of 71 whole ownership luxury residences and 45 Ritz-Carlton Club fractional ownership units.  This development will offer exclusive amenities, including a large pool area and pool deck, great room with bar, fitness facility and a heated parking garage with valet service.

Additionally, VRDC continues to plan for numerous projects at all five of its mountain resorts, including the Ever Vail project in Vail.

Employees

Through certain operating subsidiaries, we currently employ approximately 3,600 year-round employees and during the height of our operating season we employ approximately 12,400 seasonal employees.  In addition, we manage approximately 1,100 year-round employees and 400 seasonal employees on behalf of the owners of our managed hotel properties.   None of our employees are unionized.  We consider employee relations to be good.

Regulation and Legislation

Federal Regulation

The 1986 Ski Area Permit Act (the “1986 Act”) allows the Forest Service to grant Term Special Use Permits (each, an “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands.  In addition, the 1986 Act requires a Master Development Plan for each ski area that is granted an SUP.  Each of our five ski resorts operates under an SUP.

Each distinct area of National Forest lands is required by the National Forest Management Plan to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.

Under the 1986 Act, the Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters.  Virtually all of the skiable terrain on Vail Mountain, Breckenridge, Heavenly and Keystone is located on Forest Service land.  While Beaver Creek also operates on Forest Service land, a significant portion of the skiable terrain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on land that we own.

Special Use Permits

Vail Mountain operates under an SUP for the use of 12,226 acres that expires October 31, 2031.  Breckenridge operates under an SUP for the use of 5,702 acres that expires December 31, 2029.  Keystone operates under an SUP for the use of 8,376 acres that expires December 31, 2032.  Beaver Creek operates under an SUP for the use of 3,849 acres that expires December 31, 2038.  Heavenly operates under an SUP for the use of 7,050 acres that expires May 1, 2042.  We anticipate requesting a new SUP for each resort prior to the expiration date identified above as provided by the Forest Service regulations and the terms of each existing SUP.  We are not aware of the Forest Service refusing to issue a new SUP to replace an expiring SUP for a ski resort in operation at the time of expiration.

Each SUP contains a number of requirements, including that we indemnify the Forest Service from third-party claims arising out of our operation under the SUP and that we comply with applicable laws, such as those relating to water quality and endangered or threatened species.

For use of the SUPs, we pay a fee to the Forest Service ranging from 1.5% to 4.0% of sales for services occurring on Forest Service land.  Included in the calculation are sales from, among other things, lift tickets, season passes, ski school lessons, food and beverages, equipment rentals and retail merchandise.

The SUPs may be amended by us or by the Forest Service to change the permit area or permitted uses.  The Forest Service may amend a SUP, if it determines that such amendment is in the public interest.  While the Forest Service is required to seek the permit-holders consent to any amendment, an amendment can be finalized over a permit-holder’s objection.  Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act (“NEPA”), both of which are discussed below.

The Forest Service can also terminate a SUP if it determines that termination is required in the public interest.  However, to our knowledge, no SUP has ever been terminated by the Forest Service over the opposition of the permitee.

Master Development Plans

All improvements that we propose to make on National Forest lands under any of our SUPs must be included in a Master Development Plan.  Master Development Plans describe the existing and proposed facilities, developments and area of activity within the permit area.  We prepare Master Development Plans, which set forth a conceptual overview of all potential projects at each resort.  The Master Development Plans are reviewed by the Forest Service for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the Forest Service.  Notwithstanding acceptance by the Forest Service of the conceptual Master Development Plans, individual projects still require separate applications to be submitted evidencing compliance with NEPA and other applicable laws before the Forest Service will approve such projects.  We update or amend our Master Development Plans for Vail Mountain, Beaver Creek, Keystone, Breckenridge and Heavenly from time to time.

White River National Forest Plan

Operational and development activities on National Forest System lands at our four Colorado ski resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (the “2002 ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”).

When approving our application for development, area expansion and other activities on National Forest lands in Colorado, the Forest Service must adhere to the White River Forest Plan and the 2002 ROD.  Any such decision may be subject to judicial review in Federal court if a party, with standing, challenges a Forest Service decision that applies the 2002 ROD at one of our four Colorado ski resorts.

National Environmental Policy Act; California Environmental Quality Act

NEPA requires an assessment of the environmental impacts of “major” proposed actions on National Forest land, such as expansion of a ski area, installation of new lifts or snowmaking facilities, or construction of new trails or buildings.  We must comply with NEPA when seeking Forest Service approval of such improvements. The Forest Service is responsible for preparing and compiling the required environmental studies, usually through third-party consultants.  NEPA allows for different types of environmental studies, depending on the scope and size of the expected impact of the proposed project.  An Environmental Assessment (“EA”) is typically used for projects where the environmental impact is expected to be limited.  For projects with more significant expected impacts, an Environmental Impact Statement (“EIS”) is more commonly required.  An EIS is more detailed and broader in scope than an EA.  The Forest Service usually takes more time to compile, review and issue an EIS.  Consequently, projects that require an EIS typically take longer to approve.

During the requisite environmental study, the Forest Service is required to analyze alternatives to the proposed action (including not taking the proposed action) as well as impacts that may be unavoidable.  Following completion of the requisite environmental study, the Forest Service may decide not to approve the proposed action or may decide to approve an alternative.  In either case we may be forced to abandon or alter our development or expansion plans.

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

Proposed actions at Heavenly may also be subject to the California Environmental Quality Act (“CEQA”), which is similar to NEPA in that it requires that the California governmental entity approving any proposed action on the California portion of Heavenly study potential environmental impacts.  Projects with significant expected impacts require an Environmental Impact Report (“EIR”) while more limited projects may be approved based on a Mitigated Negative Declaration.

Breckenridge Regulatory Matters

We submitted an updated Master Development Plan for Breckenridge, which was accepted by the Forest Service in January 2008.  The Master Development Plan was updated to include, among other things, additional skiable area, snowmaking and lift improvements.

In January 2008, the Forest Service commenced public scoping of our proposal to develop a portion of Peak 6, which adjoins the Breckenridge Ski Area to the north.  Approval of the Peak 6 development requires the preparation of an EIS, in compliance with NEPA.  The initial round of public scoping has been completed and the Forest Service is preparing the EIS.  It is not possible at this time to determine whether the expansion will be approved as proposed.

Keystone Regulatory Matters

In September 2009, the Forest Service accepted the updated Keystone Master Development Plan which contemplates, among other things, ski area expansion, construction of new lifts, trails and snowmaking systems, and construction or redevelopment of skier buildings and other facilities.

We submitted to the Forest Service our first Project Proposal under the updated Keystone Master Development Plan in April 2010.  The Project Proposal focuses primarily on the “front side” of the mountain and includes trail widening, new trails, lift and snowmaking improvements and replacement or upgrade of on-mountain dining and skier service facilities.  We are currently waiting for Forest Service acceptance of the Project Proposal so that we can begin the NEPA review process.

Vail Mountain Regulatory Matters

In September 2007, the updated Vail Master Development Plan was accepted by the Forest Service.  The Vail Mountain Master Development Plan includes, among other things, additional snowmaking on Vail Mountain, additional lifts, and a race facility expansion at Vail's Golden Peak.  In December 2009, the Forest Service issued a Record of Decision (the “2009 ROD”) approving our first proposal under the updated Master Development Plan.  The 2009 ROD approved the installation of a new chairlift in Vail's Sundown Bowl, the upgrade of the existing Chair 5 to a high-speed, detachable quad chair lift, and construction of a new dining facility at Mid-Vail.  We are installing the upgraded Chair 5 during the summer and fall of 2010 and expect the upgraded chairlift to be in service for the 2010/2011 ski season.  We have also begun construction of the Mid-Vail fine dining facility but do not expect it to be completed and in operation before the 2011/2012 ski season.

In March 2006, the Forest Service approved a proposal to construct a chairlift to service existing and potential future residential and commercial development in the proposed Ever Vail area.  However, since receiving approval, we have modified the plans for the chairlift and have requested approval from the Forest Service of the modified plans.  We do not know when we will receive such approval.

Beaver Creek Regulatory Matters

We submitted the Beaver Creek Master Development Plan to the Forest Service in mid September 2010 and we expect the Forest Service’s response in the fall of 2010.  Included in the submitted Beaver Creek Master Development Plan, among other things, was certain chairlift and snowmaking upgrades and adjustments to visitor capacity parameters in light of prior lift and trail upgrades contemplated in the Master Development Plan.

Heavenly Regulatory Matters

During the summer of 2007, an amendment to the Heavenly Master Plan (the “Master Plan Amendment”) including new and upgraded trails, lifts, snowmaking, lodges and other facilities was accepted by the Forest Service and approved by the Tahoe Regional Planning Agency (“TRPA”) and the underlying units of local government with jurisdiction.  Portions of the Master Plan Amendment applying to the California side of the resort were subject to the approval of TRPA and El Dorado County, which required compliance with CEQA.  The Master Plan Amendment was approved by TRPA and El Dorado County after completion of a joint TRPA/Forest Service EIS/EIR to comply with both CEQA and NEPA.  Approval of the Master Plan Amendment included approval by TRPA of the Phase I projects contemplated in the Master Plan Amendment.

On August 26, 2009, we submitted a Project Proposal for the construction of a new day lodge and dining facility at the top of the gondola, snowmaking and lift upgrades and trail widening and other improvements.  The Forest Service completed an EA on the proposal and issued a Decision Notice and Finding of No Significant Impact on May 10, 2010.  During the summer of 2010, we began construction of the day lodge and dining facility at the top of the gondola and expect the facility to be completed during the 2010/2011 ski season.  We expect to begin implementing other approved projects during the summer of 2011.

We have been conducting ongoing monitoring of groundwater contamination levels using three existing monitoring wells and a seasonal, downstream seep as required by the State of California Regional Water Quality Control Board, Lahontan Region (“Lahontan”), and the El Dorado County Department of Environmental Management.  This requirement was imposed in response to an accidental release of waste oil at a vehicle maintenance shop in 1998 by the prior owner/operator of Heavenly.  All cleanup work has been completed in accordance with the approved work plan. On September 17, 2009, we received a closure letter in writing from Lahontan stating that no further action is required.

GTLC Concession Contract

GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concession contract with the NPS.  Our concession contract with the NPS for GTLC expires on December 31, 2021.  Upon expiration of the concession contract, we will have to bid against other prospective concessionaires for award of a new contract.

The NPS may suspend operation under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the National Park.  NPS also has the right to terminate the contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the National Park.

We pay a fee to the NPS of 8.01% on the majority of sales occurring in the Grand Teton National Park.

Water

We rely on a supply of water for operation of our ski areas for domestic and snowmaking purposes and for real estate development.  Availability of water depends on existence of adequate water rights as well as physical delivery of the water when and where it is needed.

Snowmaking

To provide a level of predictability in dates of operation of our ski areas, we rely on snowmaking.  Snowmaking requires a significant volume of water, which is viewed as a non-consumptive use – approximately 80% of the water is returned to the watershed at spring runoff.

In Colorado, we own or have ownership interests in water rights in reservoir companies, reservoirs, groundwater wells, and other sources.  The primary source of water for Keystone and Breckenridge is the Clinton Reservoir, in which we own a non-controlling interest.  For Vail Mountain and Beaver Creek, the primary water source is Eagle Park Reservoir, in which we own a controlling interest.  We believe we have rights to sufficient quantities of water for the operation of our four Colorado resorts for the foreseeable future.

Delivery of the water to each resort is typically by stream, from which the water is diverted by us to on-site storage facilities or directly into the snowmaking system.  The streams that deliver the water are subject to minimum stream flows, freezing and other limitations that may prevent or reduce the amount of water physically available to the resort.

Unlike our other Colorado resorts, Keystone does not have on-site storage for snowmaking water and may be more vulnerable to interruptions in delivery of constant physical supply of water during high demand snowmaking periods, however we have not experienced significant issues to date.

Heavenly’s primary sources of water are the South Tahoe Public Utility District (“STPUD”) and Kingsbury General Improvement District (“KGID”), which are California and Nevada public utilities, respectively.  We have negotiated a long term contract with STPUD at favorable rates.  Despite the added security provided by this agreement, the delivery of water by STPUD is interruptible.  If STPUD exercises its rights to interrupt Heavenly’s water service, Heavenly’s ability to make snow may be impaired.  We have begun negotiations with KGID to reach a similar agreement but cannot determine whether our negotiations will result in an agreement or when an agreement may be reached.  While we believe that KGID water will be available long term, we have no contractual guaranty of service, delivery or future pricing for that water.  Further, the delivery systems of each utility are limited and may not be able to provide the immediate physical supply of water needed for optimal snowmaking.

Available Information

We report to the Securities and Exchange Commission (“SEC”) information, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Act”) that are available free of charge on our corporate website (www.vailresorts.com) as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC.  In addition, our Code of Ethics and Business Conduct is available on our website.  None of the content of our corporate website is incorporated by reference herein.  Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our Business

We are subject to the risk of prolonged weakness in general economic conditions including continued adverse affects on the overall travel and leisure related industries.  Conditions currently present or recently present in the economic environment including high unemployment, erosion of consumer confidence and financial instability in the global markets may potentially have negative effects on the travel and leisure industry and on our results of operations.  As a result of these and other economic uncertainties, we have experienced and may continue to experience, among other items a change in booking trends such that guest reservations are made much closer to the actual date of stay and a decrease in group bookings.  We cannot predict at what level these trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests.  Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and are adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry.  In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically.

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

Our business is highly seasonal.  Our mountain and lodging operations are highly seasonal in nature.  In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and our golf courses occur during the summer months while the winter season generally results in operating losses.  Revenue and profits generated by GTLC's summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations.  For Fiscal 2010, 80% of total combined Mountain and Lodging segment net revenue was earned during our fiscal second and third quarters.  In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our ski resorts. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business.   Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 14, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

We are vulnerable to the risk of unfavorable weather conditions and the impact of natural disasters.  The ability to attract visitors to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season.  Unfavorable weather conditions can adversely affect skier visits and our revenue and profits.  Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment.  In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking.  Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to our mountain resorts.  In the past 20 years, our ski resorts have averaged between 20 and 30 feet of annual snowfall which is significantly in excess of the average for United States ski resorts.  However, there can be no certainty that our resorts will receive seasonal snowfalls near their historical average in the future.  For example, for each of the last three ski seasons we have experienced early season snow fall well below average.  Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season.  Unfavorable weather conditions can adversely affect our resorts and lodging properties as vacationers tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season.  There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

We face significant competition.  The ski resort and lodging industries are highly competitive.  The number of people who ski in the United States (as measured in skier visits) has generally ranged between 54 million and 61 million annually over the last decade, with approximately 59.8 million visits for the 2009/2010 ski season.  The factors that we believe are important to customers include:

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

We have many competitors for our ski vacationers, including other major resorts in Colorado, California, Nevada and other major destination ski areas worldwide.  Our guests can choose from any of these alternatives, as well as non-skiing vacation destinations around the world.  In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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

The high fixed cost structure of ski resort operations can result in significantly lower margins if revenues decline. The cost structure of ski resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, other resort related fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations.  Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein could adversely affect revenue.  As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure.  In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses included in our fixed cost structure may also reduce our margin, profits and cash flows.

Our current or future real estate development projects might not be successful.  We have completed or substantially completed significant real estate development projects and have plans for significant future development projects.  We could experience significant difficulties in realizing the anticipated financial benefits or in initiating or completing these projects, due to among other things:

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

Our real estate development projects are designed to make our resorts attractive to our guests and to maintain competitiveness.  If these projects are not successful, in addition to not realizing intended profits from the real estate developments, our guests may choose to go to other resorts that they perceive have better amenities which could materially and adversely affect our results of operations.

There are significant risks associated with our current real estate project under development, which could adversely affect our financial condition, results of operations or anticipated cash flows from these projects.  For example, in the event that the carrying value of our real estate held for sale and investment exceeds anticipated future proceeds from the sale of our real estate development, we would be required to record a write-down of our real estate held for sale and investment.  We currently have one real estate project substantially completed, The Ritz-Carlton Residences, Vail and during the three months ended July 31, 2010 we completed One Ski Hill Place at the base of our Breckenridge ski resort.  We have increased risk associated with selling and closing units in these projects as a result of the instability in the capital and credit markets and a slowdown in the overall real estate market and, as a result we may not be able to sell units in such properties for a profit or at the prices or selling pace we anticipate.  Furthermore, given the current economic climate, certain buyers have been or may be unable to close on their units due to a reduction in funds available to buyers and/or decreases in mortgage availability, or certain buyers who have entered into purchase and sales contracts with us have attempted and others may attempt to challenge the legality of the contracts in an effort to invalidate their purchase commitment and obtain a refund of their deposit.  Additionally, we have self funded the development of One Ski Hill Place and the Ritz-Carlton Residences, Vail, having spent an aggregate of approximately $350 million in capital expenditures as of July 31, 2010 on these projects and we estimate to incur between $20 million and $30 million in cash expenditures subsequent to July 31, 2010 to complete the Ritz-Carlton Residences, Vail project which has caused and will cause a decline in cash being generated from operating activities, requiring us to borrow under the revolver component of our senior credit facility (the “Credit Facility”) from time to time, which has or may cause an increase in our leverage until we close and receive proceeds from the sale of the significant majority of units from these projects.  As such, due to the overall macro-economic environment, the resulting deterioration in real estate markets and the tightening of credit markets, among other factors, there is no assurance that units will be sold and/or closed upon completion of these projects.

We may not be able to fund resort capital expenditures and investment in real estate.   In addition to the self funding of real estate under development, we currently anticipate that resort capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $75 million to $85 million for calendar year 2010.  Our ability to fund these investments in real estate and resort capital expenditures will depend on our ability to generate sufficient cash flow from operations, obtain pre-sale deposits and/or to borrow from third parties.  We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such development costs, or that we will be able to obtain sufficient financing on adequate terms, or at all.  Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

We rely on government permits.  Our resort operations require permits and approvals from certain Federal, state, and local authorities, including the Forest Service and U.S. Army Corps of Engineers.  Virtually all of our ski trails and related activities at Vail Mountain, Breckenridge, Keystone and Heavenly and a majority of Beaver Creek are located on National Forest land.  The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas.  Currently, our permits expire December 31, 2029 for Breckenridge, October 31, 2031 for Vail Mountain, December 31, 2032 for Keystone, December 31, 2038 for Beaver Creek and May 1, 2042 for Heavenly. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest.  A termination or amendment of any of our permits could have a materially adverse affect on our business and operations.

In order to undertake improvements and new development, we must apply for permits and other approvals.  These efforts, if unsuccessful, could impact our expansion efforts.  Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands.

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

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.   We depend on the use of sophisticated information technology and systems, including technology and systems used for central reservations, point of sale, procurement and administration. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings.

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. Delays or difficulties in implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all.  Any interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and could decrease our quality of service that we offer to our guests.  Also, we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

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

We are subject to litigation in the ordinary course of business.  We are, from time to time, subject to various asserted or unasserted legal proceedings and claims.  Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.  While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations.  For a more detailed discussion of our legal proceedings see Legal Proceedings under Item 3 and Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

If we do not retain our key personnel, our business may suffer.  The success of our business is heavily dependent on the leadership of key management personnel, including our Chief Executive Officer, Chief Financial Officer, Co- Presidents of our Mountain Division, General Counsel and each of our Senior Vice Presidents.  If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed.  We do not maintain “key-man” life insurance on any of our employees.

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

We may be required to write-off a portion of our goodwill and/or indefinite lived intangible asset balances as a result of prolonged weakness in economic conditions.  Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to test goodwill for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite lived intangible assets below book value.  We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions.  We evaluate the recoverability of indefinite lived intangible assets using the income approach based upon estimated future revenue streams (see Critical Accounting Policies in Item 7 of this Form 10-K).  If a prolonged weakness in economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values of our reporting units and could result in a goodwill and/or indefinite lived intangible asset impairment charge attributable to certain goodwill and/or indefinite lived intangible assets, negatively impacting our results of operations and stockholders’ equity.

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

Anti-takeover provisions affecting us could prevent or delay a change of control that is beneficial to our shareholders.  Provisions of our certificate of incorporation and bylaws, provisions of our debt instruments and other agreements and provisions of applicable Delaware law and applicable Federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of our securities may consider favorable.  These provisions could:

•	delay, defer or prevent a change in control of our company;

•	discourage bids for our securities at a premium over the market price;

•	adversely affect the market price of, and the voting and other rights of the holders of our securities; or

•	impede the ability of the holders of our securities to change our management.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.  Our level of indebtedness could have important consequences.  For example, it could:

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

We may be able to incur substantial additional indebtedness in the future.  The terms of our Indenture
(as defined below) do not fully prohibit us from doing so.  Our Credit Facility permits additional borrowings of up to $283.9 million as of July 31, 2010.  If new debt is added to our current debt levels, the related risks that we face could intensify.

There are restrictions imposed by the terms of our indebtedness.  The operating and financial restrictions and covenants in our Credit Facility and the Indenture, dated as of January 29, 2004 among us, the guarantors therein and the Bank of New York Mellon Trust Company, N.A., as Trustee (“Indenture”), governing our 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”) may adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our long-term best interests.  For example, the Indenture and the Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

In addition, there can be no assurance that we will meet the financial covenants contained in our Credit Facility.  If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our Credit Facility, we would not be able to borrow funds thereunder without a waiver, which inability to borrow could have an adverse effect on our business, financial condition and results of operations.  In addition, a breach, if uncured, could cause a default under the Indenture and our other debt.  Our indebtedness may then become immediately due and payable.  We may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the 6.75% Notes.

Our Credit Facility is scheduled to mature in 2012 and our 6.75% Notes are due in 2014.  We currently have outstanding $35 million under our Credit Facility, which is scheduled to mature in 2012; however, a sustained economic downturn and its potential impact on our cash flows from operating activities, combined with the self funding of any real estate under development or other strategic initiatives could require us to borrow significant funds under the revolver component of our Credit Facility. In addition to our Credit Facility, we have outstanding $390 million of 6.75% Notes due in 2014.  The credit markets are volatile and may pose challenges and have an adverse effect on our ability to re-finance or obtain new financing on terms that are acceptable to us.  There is no assurance that we will be able to obtain new financing or financing on acceptable terms.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES.

The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Breckenridge Mountain Lodge	Owned	Lodging
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain Resort, CA & NV (7,050 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Vail Mountain, CO (12,226 acres)	Special Use Permit	Ski trails, ski lifts, buildings and other improvements
Village at Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
SSI Venture, LLC (“SSV”) Properties	Owned	Over 130 retail stores (of which 87 stores are currently held under lease) for recreational products including rental

The Forest Service SUPs are encumbered under certain of our debt instruments.  Many of our properties are used across all segments in complementary and interdependent ways.

ITEM 3.                      LEGAL PROCEEDINGS.

We are a party to various lawsuits arising in the ordinary course of business.  We believe that we have adequate insurance coverage and/or have accrued for loss contingencies for all known matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material, individually and in the aggregate, adverse impact on our financial position, results of operations and cash flows.

The Canyons Ski Resort Litigation

During the fourth quarter of the year ended July 31, 2007, we entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons.  On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”).  On July 27, 2007, we filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations.  Our request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied.  Talisker filed an answer to our complaint along with three counterclaims.  Peninsula filed a motion to dismiss, which was denied.  On October 21, 2009, we filed a Stipulated Motion to Dismiss ASC and agreed that we would not seek any relief that would have the effect of invalidating the sale by ASC to Talisker Canyons Finance Co, LLC.  On January 12, 2010, Peninsula filed an answer to our complaint and brought cross claims against Talisker and a third party complaint against Mark Robbins (Peninsula’s former managing member), Jacob Bistricer (Talisker Corporation’s CEO), and Talisker Canyons Acquisition Co. LLC.  Talisker moved to strike Peninsula’s answer, cross claims and third party complaint.  After the District Court denied Talisker's motion to strike Peninsula’s answer, cross claims and third party complaint, Talisker and Talisker Canyons Acquisition Co. LLC filed a motion to dismiss Peninsula's cross claims and third party complaint on April 6, 2010.  Jacob Bistricer subsequently filed a motion to dismiss Peninsula's claims against him for a lack of jurisdiction.  Peninsula has since responded to these motions to dismiss.  Additionally, on May 13, 2010, Peninsula informed the District Court that Peninsula had effected personal service over Mark Robbins.  On June 1, 2010, Talisker moved to stay the action, and Robbins moved for an extension of time to file an answer, pending resolution of a Delaware State Court action concerning internal control issues regarding Peninsula.  The District Court has yet to take action regarding the pending motions.  We continue to pursue this action, but are unable to predict the ultimate outcome of the above described actions.

Internal Revenue Service Litigation

On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001.  Our amended tax returns for those years included calculations of net operating losses (“NOL”) carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities.  The Internal Revenue Service (“IRS”) has disallowed refunds associated with those NOL carry forwards and we disagree with the IRS action disallowing the utilization of the NOLs.  The IRS filed its answer on November 6, 2009 denying liability for our claimed refunds.  We are unable to predict the ultimate outcome of this matter.

Ritz-Carlton Residences, Vail Litigation

The holders of contracts to purchase 11 Ritz-Carlton Residences, Vail units have commenced actions seeking rescission of their contracts based on a disputed delivery date included in their respective purchase and sale agreements.

We are a defendant in the following cases filed in District Court in Eagle County, Colorado by holders of contracts to purchase ten Ritz-Carlton Residences, Vail units: AR Homes, LP and Castletop Capital Properties, LP v. RCR Vail, LLC, et al., 09cv527, filed on August 18, 2009; Masri and Assis v. RCR Vail, LLC 09cv543 filed on August 26, 2009; Vail Ritz-Carlton, LLC v. RCR Vail, LLC 10cv122, filed on February 18, 2010; Ritz Terrace, LLC v. RCR Vail, LLC, 10cv155, filed on March 3, 2010; Five Star Vail Property v. RCR, Vail, LLC, 10cv156, filed on March 3, 2010; Vail Ritz 200, LLC and Vail Ritz 207, LLC v. RCR Vail, LLC, 10cv259, filed on April 12, 2010; and Stadium Limited v. RCR Vail, LLC, 10cv618, filed on August 1, 2010, and served August 10, 2010.  We are also a defendant in a case filed in United States District Court, District of Colorado, by a holder of a contract to purchase one Ritz-Carlton Residences, Vail unit: Aldarondo v. RCR Vail, LLC, 10cv767, filed on April 9, 2010.  The plaintiffs’ complaints allege similar causes of action, primarily breach of contract, based on the failure of us to deliver the units under the purchase and sale agreements by a certain specific disputed date.  Three plaintiffs also allege violations of the Federal Interstate Land Sales Full Disclosure Act (ILSFDA), which we have moved to dismiss for failure to state a claim.  Similar ILSFDA claims by two additional plaintiffs have already been dismissed.  All plaintiffs seek rescission of their contracts and return of their deposits under the purchase and sale agreements. We dispute that we have breached our obligations under the purchase and sale agreements and deny that the contract holders are entitled to the relief that they are seeking.

We do not anticipate further breach of contract allegations based on the disputed delivery date as all other Ritz-Carlton Residences, Vail contract holders have signed contracts or amendments to contracts specifically acknowledging the delivery date.

ITEM 4.                      REMOVED AND RESERVED.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol “MTN.”  As of September 15, 2010, 35,911,506 shares of common stock were outstanding, held by approximately 375 holders of record.

The declaration of cash dividends in the future will depend on our earnings, financial condition, capital needs, restrictions under debt instruments and on other factors deemed relevant by the Board of Directors at that time.  It is the current policy of our Board of Directors to retain earnings to finance the operations and expansion of our business.

The following table sets forth, for Fiscal 2010 and the year ended July 31, 2009 (“Fiscal 2009”), and quarters indicating the range of high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape.

Quarter Ended	October 31	January 31	April 30	July 31	Fiscal Year
Fiscal Year 2010
High	$ 38.96	$ 42.43	$ 48.40	$ 49.00	$ 49.00
Low	$ 28.48	$ 32.85	$ 32.89	$ 33.50	$ 28.48

Fiscal Year 2009
High	$ 52.00	$ 33.43	$ 30.42	$ 31.10	$ 52.00
Low	$ 21.67	$ 14.79	$ 14.76	$ 23.71	$ 14.76

Repurchase of Equity Securities

The following table summarizes the purchase of our equity securities during the fourth quarter of Fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2010 – May 31, 2010	--	$--	--	2,121,465
June 1, 2010 – June 30, 2010	386,269	38.83	386,269	1,735,196
July 1, 2010 – July 31, 2010	--	--	--	1,735,196
Total	386,269	$38.83	386,269

(1)
On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares.  Acquisitions under the share repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The stock repurchase program may be discontinued at any time.

Performance Graph

The total return graph is presented for the period from the end of our 2005 fiscal year through the end of Fiscal 2010.  The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index.   We included the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless it specifically incorporates the performance graph by reference therein.

ITEM 6.                      SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated.  The financial data for Fiscal 2010, Fiscal 2009 and the year ended July 31, 2008 (“Fiscal 2008”) and as of July 31, 2010 and 2009 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.  The table presented below is unaudited.  The data presented below are in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2010(1)	2009(1)	2008(1)	2007(1)	2006 (1)
Statement of Operations Data:
Net revenue:
Mountain	$638,495	$614,597	$685,533	$665,377	$620,441
Lodging	169,130	176,241	170,057	162,451	155,807
Real estate	61,007	186,150	296,566	112,708	62,604
Total net revenue	868,632	976,988	1,152,156	940,536	838,852
Segment operating expense:
Mountain	456,017	451,025	470,362	462,708	443,116
Lodging	166,738	169,482	159,832	144,252	142,693
Real estate	71,402	142,070	251,338	115,190	56,676
Total segment operating expense	694,157	762,577	881,532	722,150	642,485
Depreciation and amortization	(110,638)	(107,213)	(93,794)	(87,664)	(86,098)
Gain on sale of real property	6,087	--	709	--	--
Mountain equity investment income, net	1,558	817	5,390	5,059	3,876
Real estate equity investment income, net	--	--	--	--	791
Investment income, net	445	1,793	8,285	12,403	7,995
Interest expense, net	(17,515)	(27,548)	(30,667)	(32,625)	(36,478)
Contract dispute credit (charges), net	--	--	11,920	(4,642)	(3,282)
Income before provision for income taxes	53,797	81,196	170,933	108,452	81,704
Net income	35,775	50,552	107,847	69,198	52,450
Net (income) attributable to noncontrolling interests	(5,390)	(1,602)	(4,920)	(7,801)	(6,694)
Net income attributable to Vail Resorts, Inc.	$30,385	$48,950	$102,927	$61,397	$45,756
Diluted net income per share attributable to Vail Resorts, Inc.	$0.83	$1.33	$2.64	$1.56	$1.19

Other Data:
Mountain
Skier visits(2)	6,010	5,864	6,195	6,219	6,288
ETP (3)	$48.13	$47.16	$48.74	$46.15	$41.83
Lodging
ADR(4)	$235.02	$225.12	$230.17	$216.83	$202.27
RevPAR(5)	$88.14	$93.10	$106.43	$99.58	$92.41
Real Estate
Real estate held for sale and investment(6)	$422,164	$311,485	$249,305	$357,586	$259,384
Other Balance Sheet Data
Cash and cash equivalents(7)	$14,745	$69,298	$162,345	$230,819	$191,794
Total assets	$1,922,809	$1,884,480	$1,925,954	$1,909,123	$1,687,643
Long-term debt (including long-term debt due within one year)	$526,711	$491,960	$556,705	$594,110	$531,228
Net debt(8)	$511,966	$422,662	$394,360	$363,291	$339,434
Total Stockholders' equity	$802,387	$780,706	$725,484	$704,801	$633,405

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
We have made several acquisitions and dispositions which impact comparability between years during the past five years.  The more significant of those include the acquisitions of: The remaining noncontrolling interest in SSI Venture LLC known as SSV (acquired in April 2010), Mountain News Corporation (“Mountain News”) (acquired May 2010), CME (acquired in November 2008), 18 retail/rental locations (acquired by SSV in June 2007), two licensed Starbucks stores (acquired in June 2007) and six retail locations (acquired by SSV in August 2006).  Additionally, we sold our majority interest in RTP, LLC (“RTP”) (sold in April 2007) and Snake River Lodge & Spa (sold in January 2006).  See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, in Item 8 of this Form 10-K for the impact to the Consolidated Statements of Operations and Consolidated Balance Sheets as a result of the adoption of ASC Topic 810, “Consolidation” (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).

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

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K.  To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties.  These risks include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Form 10-K.  The following discussion and analysis should be read in conjunction with the Forward-Looking Statements and Item 1A, “Risk Factors” each included in this Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of our segments.   We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources.  Reported EBITDA and Net Debt are not measures of financial performance or liquidity under GAAP.  We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments.   Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc.  We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs.  Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Overview

Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate.  Resort is the combination of the Mountain and Lodging segments.  Revenue from the Mountain, Lodging and Real Estate segments represented 74%, 19% and 7%, respectively, of our net revenue for Fiscal 2010.

Mountain Segment

The Mountain segment is comprised of the operations of five ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations.  Our five ski resorts were open for business for the 2009/2010 ski season from mid-November through mid-April, which is the peak operating season for the Mountain segment.  Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 45%, 45% and 44% of Mountain segment net revenue for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Lift ticket revenue is driven by volume and pricing.  Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased.  The demographic mix of guests is divided into two primary categories:  (i) Destination guests and (ii) In-State guests.  For the 2009/2010 ski season, Destination guests comprised approximately 58% of our skier visits, while In-State guests comprised approximately 42% of our skier visits, which compares to approximately 57% and 43%, respectively, for the 2008/2009 ski season and 63% and 37%, respectively, for the 2007/2008 ski season.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our resorts.  Destination guest visitation is less likely to be impacted by changes in the weather due to the advance planning generally required for vacation trips, but can be more impacted by adverse economic conditions or the global geopolitical climate.  In-State guests tend to be more value-oriented and weather sensitive.  Prior to the 2008/2009 ski season, we primarily marketed season passes to In-State guests in an effort to offer a value option in turn for a commitment predominately prior to the beginning of the ski season from In-State guests to ski at our resorts.  This in turn has developed a loyal customer base that generally skis multiple days each season at our resorts and provides a more stabilized stream of lift revenue.  Given the success of In-State pass products, we introduced a new season pass product (the “Epic Season Pass”) for the 2008/2009 ski season, marketed to Destination guests (and also marketed to In-State guests) allowing pass holders unlimited and unrestricted access to all five of our ski resorts during the entire ski season.  All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season.  Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statement of Operations ratably over the ski season.  For the 2009/2010, 2008/2009 and 2007/2008 ski season approximately 35%, 34% and 26%, respectively, of total lift revenue recognized was comprised of season pass revenue.

The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate based on the level of revenues.

Lodging Segment

Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, including several proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) GTLC; (iv) CME, a resort ground transportation company; and (v) golf courses.

Lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 67%, 68% and 63% of Lodging segment revenue for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.  Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC's operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in the vertical development of projects, as well as occasionally the sale of land to third-party developers (which often includes a contingent revenue structure based on the ultimate sale of the developed units).  Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project.  Contingent future profits from land sales, if any, are recognized only when received.  We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any direct third party financing).  Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments.  Our revenue from the Real Estate segment, and associated profit margin, fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K.  We have identified the following important factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
Although we experienced improved operating results for Fiscal 2010 compared to Fiscal 2009 in our Mountain segment in part due to a strong spring break and Easter holiday period during which visitation to our mountain resorts improved, as well as an increase in overall guest spend on ancillary services to levels that approached the spring break and Easter holiday periods of 2007 and 2008, uncertainties still exist surrounding the strength and duration of the general economic environment.  Conditions currently present or recently present in the economic environment including high unemployment, erosion of consumer confidence, financial instability in the global markets and weakness in the real estate market may potentially continue to have negative effects on the travel and leisure industry and our results of operations.  Because of these uncertainties we cannot predict whether recent favorable trends in visitation and guest spend will continue and what impact the economic environment may have on our future results of operations, in particular for the 2010/2011 ski season.

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation.  To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the season to In-State guests and Destination guests.  Additionally, we have invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible.  During the past three ski seasons, early season snowfall has been significantly lower than the historical average, which we believe had a negative impact on early season visitation.

•
Our season pass products provide a value option to our guests, which in turn provides a guest commitment predominately prior to the start of the ski season, resulting in a more stabilized stream of lift revenue for us.  In the spring of 2008, we introduced the Epic Season Pass, which contributed to season pass revenue as a percent of total lift revenue increasing from 26% for the 2007/2008 ski season to 34% and 35% for the 2008/2009 and 2009/2010 ski seasons, respectively.  In March 2010, we began our pre-season pass sales program for the 2010/2011 ski season, including the Epic Season Pass.  During our spring season pass sales program we experienced a decline in advance sales of season pass products for the 2010/2011 ski season primarily due to a decline in Epic Season Pass sales compared to sales during the spring season pass period for the 2009/2010 ski season.  However, early fall sales of season passes have been favorable compared to the same period in the prior year which has resulted in only a slight overall decline to date in total season pass sales for the 2010/2011 ski season compared to total season pass sales through the same early fall sales period for the 2009/2010 ski season.  There can be no assurance that the season pass sales will be similar to historical trends or the overall impact that season pass sales will have on lift revenue for the 2010/2011 ski season.

•
In response to the economic downturn in 2008 and 2009, we implemented cost reduction initiatives in Fiscal 2009 including a company-wide wage reduction and suspension of our 401(k) plan matching contributions.  We reinstated some of the prior year’s wage and benefit reductions with a 2% interim wage increase for year round employees effective April 1, 2010 and seasonal employees for the 2010/2011 ski season along with partial reinstatement of our matching component of the 401(k) plan.  We currently plan to fully reinstate the previous level of 401(k) matching ratably over a three year period.  We also expect to return in fiscal year ending July 31, 2011 (“Fiscal 2011”) to a more normal level of annual wage increases; however we cannot predict whether any increases in labor costs and other employee benefit costs coupled with other increases in operating costs will be offset by increased revenues.

•
We held prices flat for most multi-day lift ticket and certain other products and services for the last two ski seasons even though we have historically implemented annual price increases.  Prices for the 2010/2011 ski season have not yet been finalized; and as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
We operate our ski areas under various Forest Service permits, and many of our operations require permits and approval from governmental authorities; therefore many of our on-mountain capital improvements must go through an approval process.  Changes or impacts to the applicable regulatory environment may have detrimental effects on us.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized.  Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the fourth quarter of Fiscal 2010, we closed on 36 units, or 61% of the 59 units that were under contract at One Ski Hill Place in Breckenridge, while 23 units that were under contract defaulted.  Additionally, we have another real estate project substantially completed (the Ritz-Carlton Residences, Vail) which units under contract will begin closing during the first quarter of Fiscal 2011.  We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the credit markets and a slowdown in the overall real estate market. Certain buyers have been or may be unable to close on their units due to a reduction in funds available to buyers and/or decreases in mortgage availability and certain buyers may successfully seek rescission of their contracts (see Part I Item 3. Legal Proceedings).  We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell.  Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices in an effort to sell and close on units available for sale, although we currently have no plans to do so.

•
Over the past several years our Real Estate segment results have reflected the successful completion of several real estate projects including, One Ski Hill Place in Breckenridge, the Arrabelle at Vail Square, Vail’s Front Door, Crystal Peak Lodge at Breckenridge, Gore Creek Place in Vail’s Lionshead Village and Mountain Thunder in Breckenridge.  Additionally, as mentioned above, we have substantially completed the Ritz-Carlton Residences, Vail and units under contract will begin closing in the first quarter of Fiscal 2011.  Although we continue to undertake planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects until the current economic environment for real estate improves.  We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to time the launch of future projects with a more favorable economic environment.

•
We had $14.7 million in cash and cash equivalents as of July 31, 2010 as well as $283.9 million available under the revolver component of our Credit Facility.  We have and plan to continue to self-fund the completion of the Ritz-Carlton Residences, Vail (we estimate to incur between $20 million and $30 million in cash expenditures subsequent to July 31, 2010) while we have from time to time been required to borrow under the revolver component of our Credit Facility; especially during our seasonal low points outside of the ski season; however, we believe we have reached an inflection point, where as future proceeds from anticipated real estate closings on One Ski Hill Place and the Ritz-Carlton Residences, Vail (for example, we received approximately $100 million in net proceeds from the sale of Ritz-Carlton Residences, Vail fractional units in September 2010)  should now significantly exceed anticipated future construction costs on these projects.

•
Under GAAP, we are required to test goodwill for impairment annually, which we do during the fourth quarter of each fiscal year.  We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions.  We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams.  Our Fiscal 2010 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment (see Critical Accounting Policies in this section of this Form 10-K).  However, if a more severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values of our reporting units which may result in a goodwill and/or indefinite-lived intangible asset impairment charge attributable to certain goodwill and/or indefinite lived-intangible assets, particularly related to our lodging operations.

Results of Operations

Summary

Shown below is a summary of operating results for Fiscal 2010, Fiscal 2009 and Fiscal 2008 (in thousands):

	Year Ended July 31,
	2010	2009	2008
Mountain Reported EBITDA	$184,036	$164,389	$220,561
Lodging Reported EBITDA	2,392	6,759	10,225
Resort Reported EBITDA	186,428	171,148	230,786
Real Estate Reported EBITDA	(4,308)	44,080	45,937

Income before provision for income taxes	53,797	81,196	170,933
Net income attributable to Vail Resorts, Inc.	$30,385	$48,950	$102,927

Mountain Segment

Mountain segment operating results for Fiscal 2010, Fiscal 2009 and Fiscal 2008 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2010	2009	2008	2010/2009	2009/2008
Net Mountain revenue:
Lift tickets	$289,289	$276,542	$301,914	4.6%	(8.4)%
Ski school	70,694	65,336	81,384	8.2%	(19.7)%
Dining	53,322	52,259	62,506	2.0%	(16.4)%
Retail/rental	154,846	147,415	168,765	5.0%	(12.7)%
Other	70,344	73,045	70,964	(3.7)%	2.9%
Total Mountain net revenue	$638,495	$614,597	$685,533	3.9%	(10.3)%
Mountain operating expense:
Labor and labor-related benefits	$166,378	$165,550	$175,674	0.5%	(5.8)%
Retail cost of sales	65,545	66,022	72,559	(0.7)%	(9.0)%
Resort related fees	35,431	33,102	36,335	7.0%	(8.9)%
General and administrative	88,705	83,117	81,220	6.7%	2.3%
Other	99,958	103,234	104,574	(3.2)%	(1.3)%
Total Mountain operating expense	$456,017	$451,025	$470,362	1.1%	(4.1)%
Mountain equity investment income, net	1,558	817	5,390	90.7%	(84.8)%
Total Mountain Reported EBITDA	$184,036	$164,389	$220,561	12.0%	(25.5)%

Total skier visits	6,010	5,864	6,195	2.5%	(5.3)%
ETP	$48.13	$47.16	$48.74	2.1%	(3.2	) %

Total Mountain Reported EBITDA includes $5.3 million, $4.8 million and $3.8 million of stock-based compensation expense for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Fiscal 2010 compared to Fiscal 2009

Lift revenue increased $12.7 million, or 4.6%, for Fiscal 2010 compared to Fiscal 2009, due to a $6.6 million, or 3.6%, increase in lift revenue excluding season passes and a $6.1 million, or 6.5%, increase in season pass revenue. The increase in lift revenue excluding season passes was driven by a 3.3% increase in visitation excluding season pass holders coupled with a 0.4% increase in ETP excluding pass products.  The increase in season pass revenue was due to an increase in season pass units sold, as well as year-over-year price increases in season pass products including the Epic Season Pass.  Total skier visitation increased 2.5% led by our Heavenly resort which experienced a 10.7% increase in visitation while overall visitation for our four Colorado resorts (excluding Heavenly) increased 1.2%.  Our four Colorado resorts were negatively impacted by significantly below average snowfall, particularly in the early season up to mid-January 2010, but experienced increased visitation during the second half of the ski season particularly during the spring break and Easter holiday periods which primarily contributed to the overall increase in skier visits in Colorado for the 2009/2010 ski season compared to the 2008/2009 ski season. Visitation by season pass holders increased by approximately 1.7% with average visits per season pass holders declining approximately 4.8%, or approximately one half a day less skied per season pass holder, over the 2008/2009 ski season resulting in an increase in ETP.

Ski school revenue increased $5.4 million, or 8.2%, in Fiscal 2010 compared to Fiscal 2009, primarily due to a 5.6% increase in yield per skier visit as both group and private lessons benefited from higher guest spend and were also favorably impacted by new programs offered in ski school during the 2009/2010 ski season.  Dining revenue increased $1.1 million, or 2.0%, in Fiscal 2010 compared to Fiscal 2009, primarily due to improved dining revenue for the 2009/2010 ski season compared to the 2008/2009 ski season as on-mountain dining realized an increase in the average revenue per transaction of approximately 3.6%, although dining operations were negatively impacted in the first half of the 2009/2010 ski season by the significantly lower than average early season snowfall in Colorado which resulted in delays in the opening of certain on-mountain dining venues.

Revenue from retail/rental operations increased $7.4 million, or 5.0%, primarily due to higher retail sales and rental volumes at our Vail, Beaver Creek and Breckenridge mountain resort stores and San Francisco Bay area stores as retail/rental revenue increased 8.1% for the 2009/2010 ski season compared to the 2008/2009 ski season.  This increase was partially offset by declines in retail sales for both the first and fourth quarters of Fiscal 2010 of 4.0% and 2.1%, respectively, compared to the same periods in the prior year due primarily to a decline in sales volumes at mountain resort stores not proximate to our ski resorts.  Retail/rental revenue was particularly strong in the second half of the ski season which was bolstered by increased visitation to our resorts and higher guest spend.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, strategic alliance and other marketing revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue.  For Fiscal 2010 other revenues decreased $2.7 million, or 3.7%, compared to Fiscal 2009, primarily due to a decrease in employee housing revenue, strategic alliance marketing revenue and municipal services revenue (primarily transportation services provided on behalf of certain municipalities), partially offset by an increase in private club revenues primarily resulting from the opening of the Vail Mountain Club in November 2008, increased commercial leasing revenue and higher on-mountain summer activities related revenue at our Colorado resorts, particularly at Breckenridge as the prior year’s on-mountain summer activities were negatively impacted by construction activities.

Operating expense increased $5.0 million, or 1.1%, for Fiscal 2010 compared to Fiscal 2009.  This increase was primarily driven by an increase in labor and labor-related benefits expense of $0.8 million, or 0.5%, due to increased employee incentive compensation expense mostly offset by a company-wide wage reduction plan implemented in April 2009 (which was partially reinstated in April 2010) and the suspension of the matching contribution to our 401(k) program in January 2009 (of which the 401(k) matching program was partially reinstated in April 2010); a $2.3 million, or 7.0%, increase in resort related fees associated with higher Mountain net revenue, including Forest Service fees which are calculated on a graduated scale based on revenue levels achieved by resort, and a $5.6 million, or 6.7%, increase in general and administrative expenses primarily due to higher allocated corporate costs including increased employee incentive compensation expense, employee medical costs and legal expenses when compared to Fiscal 2009.  The above increases were offset by a $0.5 million, or 0.7%, decrease in retail cost of sales due to improved inventory management and lower average inventory costs resulting in improved gross margins and a $3.3 million, or 3.2%, decrease in other expenses due primarily to lower operating supply costs resulting from improved procurement practices in addition to lower fuel costs, repairs and maintenance and property tax expense.

Mountain equity investment income primarily includes our share of income from the operations of a real estate brokerage joint venture.  The increase in equity investment income for Fiscal 2010 compared to Fiscal 2009 is primarily due to a decline in operating and legal costs, partially offset by decreased commissions earned by the brokerage due to a lower level of real estate closures primarily on multi-unit projects compared to Fiscal 2009.

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

Revenues for our ski school, dining and retail/rental operations, were all negatively impacted by the severe downturn in the economic environment in Fiscal 2009 which resulted from the decrease in both Destination guest visitation as well as overall spending per guest.  Ski school revenue decreased $16.0 million, or 19.7%, in Fiscal 2009 compared to Fiscal 2008, as ski school revenue is primarily driven by Destination guests.  Dining revenue decreased $10.2 million, or 16.4%, in Fiscal 2009 compared to Fiscal 2008, due to an approximate 11% decrease in the number of total on-mountain food and beverage transactions, coupled with an even greater decline in fine dining.  Revenue from retail/rental operations decreased $21.4 million, or 12.7%, in Fiscal 2009 compared to Fiscal 2008 primarily due to lower sales and rental volumes at our mountain resort stores.

For Fiscal 2009 other revenues increased $2.1 million, or 2.9%, compared to Fiscal 2008, primarily due to private club operations (which revenue increased $4.1 million) resulting from the opening of the Vail Mountain Club in November 2008.

Operating expense decreased $19.3 million, or 4.1%, during Fiscal 2009 compared to Fiscal 2008.  This decrease primarily resulted from a decrease in labor and labor-related benefits expense of $10.1 million, or 5.8%, due to decreased staffing levels driven by lower volume in ski school, dining and retail/rental operations as well as the impacts of cost reduction initiatives including the suspension of the matching contribution to our 401(k) program effective January 2009 and a company-wide wage reduction plan implemented in April 2009 and a $6.5 million, or 9.0%, decrease in retail cost of sales (commensurate with the decrease in retail revenue). Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) decreased $3.2 million, or 8.9%, compared to Fiscal 2008 due to overall declines in revenue that those fees are calculated on and other expenses decreased $1.3 million, or 1.3%, due primarily to lower food and beverage cost of sales, supplies and fuel expense, partially offset by higher property taxes, utilities and repairs and maintenance expense.  All of the above decreases were slightly offset by a $1.9 million, or 2.3%, increase in general and administrative expenses primarily due to higher allocated corporate expenses.

Mountain equity investment income primarily includes our share of income from the operations of a real estate brokerage joint venture.  The decrease in equity investment income for Fiscal 2009 compared to Fiscal 2008 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures compared to Fiscal 2008.

Lodging Segment

Lodging segment operating results for Fiscal 2010, Fiscal 2009 and Fiscal 2008 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2010	2009	2008	2010/2009	2009/2008
Lodging net revenue:
Owned hotel rooms	$41,479	$43,153	$46,806	(3.9)%	(7.8)%
Managed condominium rooms	32,074	34,571	37,132	(7.2)%	(6.9)%
Dining	27,235	30,195	31,763	(9.8)%	(4.9)%
Transportation	19,026	17,975	--	5.8%	--%
Golf	13,769	15,000	16,224	(8.2)%	(7.5)%
Other	35,547	35,347	38,132	0.6%	(7.3)%
Total Lodging net revenue	$169,130	$176,241	$170,057	(4.0)%	3.6%
Lodging operating expense:
Labor and labor-related benefits	$78,698	$81,290	$75,746	(3.2)%	7.3%
General and administrative	29,361	27,823	26,877	5.5%	3.5%
Other	58,679	60,369	57,209	(2.8)%	5.5%
Total Lodging operating expense	$166,738	$169,482	$159,832	(1.6)%	6.0%
Total Lodging Reported EBITDA	$2,392	$6,759	$10,225	(64.6)%	(33.9)%

Owned hotel statistics:
ADR	$190.93	$183.59	$184.42	4.0%	(0.5)%
RevPar	$104.90	$107.06	$118.97	(2.0)%	(10.0)%

Managed condominium statistics:
ADR	$291.18	$273.38	$280.37	6.5%	(2.5)%
RevPar	$77.76	$84.50	$98.68	(8.0)%	(14.4)%

Owned hotel and managed condominium statistics (combined):
ADR	$235.02	$225.12	$230.17	4.4%	(2.2)%
RevPar	$88.14	$93.10	$106.43	(5.3)%	(12.5)%

Total Lodging Reported EBITDA includes $2.0 million, $1.8 million and $1.3 million of stock-based compensation expense for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Fiscal 2010 compared to Fiscal 2009

Total Lodging net revenue for Fiscal 2010 decreased $7.1 million, or 4.0%, compared to Fiscal 2009.  We acquired CME on November 1, 2008, and as a result Lodging net revenue for Fiscal 2009 includes only nine months of operations for CME.  Excluding the impact of CME revenue for the first quarter of Fiscal 2010, total Lodging net revenue decreased $8.9 million, or 5.0% for Fiscal 2010 compared to Fiscal 2009.

Revenue from owned hotel rooms decreased $1.7 million, or 3.9%, for Fiscal 2010 compared to Fiscal 2009, driven by a decrease in occupancy of 3.4 percentage points partially offset by an increase in ADR of 4.0%.  The decrease in occupancy was primarily due to declines in occupancy at our Keystone lodging properties of 11.5 percentage points.  This decrease was partially offset by a 3.9 percentage point increase in occupancy at our other lodging properties proximate to our ski resorts (excluding Keystone lodging properties) during the second half of the ski season due to increased visitation particularly during the spring break and Easter holiday periods as discussed in the Mountain segment and an increase in occupancy at GTLC of 10.8 percentage points in the fourth quarter of Fiscal 2010 compared to the fourth quarter of Fiscal 2009 driven by an increase in both transient and group room nights (GTLC’s room revenue increased $1.2 million in the fourth quarter of Fiscal 2010 compared to the fourth quarter of Fiscal 2009).  Revenue from managed condominium rooms decreased $2.5 million, or 7.2%, for Fiscal 2010 compared to Fiscal 2009, driven by a decrease in occupancy of 4.2 percentage points partially offset by an increase in ADR of 6.5%.  The decrease in occupancy is largely attributed to declines in group and transient room nights primarily at our Keystone lodging properties.

Dining revenue for Fiscal 2010 decreased $3.0 million, or 9.8%, compared to Fiscal 2009, primarily due to a decline in group visitation primarily at our Keystone lodging properties.  This decline was partially offset by an increase in dining revenue of $0.7 million at GTLC in the fourth quarter of Fiscal 2010 compared to the fourth quarter of Fiscal 2009 due to an increase in occupancy as discussed above.  Transportation revenues were up $1.1 million, or 5.8%, primarily due to a full twelve months of operations for CME included in Fiscal 2010 compared to only nine months of operations for CME in Fiscal 2009.  Golf revenues decreased $1.2 million, or 8.2%, for Fiscal 2010 compared to Fiscal 2009, primarily resulting from a 12.6% decrease in the number of golf rounds played.

Operating expense decreased $2.7 million, or 1.6%, for Fiscal 2010 compared to Fiscal 2009.  Due to the acquisition of CME on November 1, 2008, operating expenses for Fiscal 2010 included twelve months of CME operating expenses compared to only nine months of CME operating expenses for Fiscal 2009.  Excluding the impact of CME operating expenses for the first quarter of Fiscal 2010 of $2.7 million, operating expenses decreased $5.5 million, or 3.2%, primarily due to (i) a decrease in labor and labor-related benefits of $4.3 million, or 5.3%, primarily due to lower staffing levels associated with decreased occupancy and the impacts of cost reduction initiatives including a company-wide wage reduction plan implemented in April 2009 (which was partially reinstated in April 2010) and the suspension of the matching contribution to our 401(k) program in January 2009 (of which the 401(k) matching program was partially reinstated in April 2010) and (ii) a decrease in other expense of $2.7 million, or 4.5%, primarily due to decreased variable operating costs associated with lower revenue including lower food and beverage cost of sales and a decrease in operating supplies and repairs and maintenance.  The above decreases were partially offset by an increase in general and administrative expense of $1.5 million, or 5.5%, primarily due to higher allocated corporate expenses including increased employee incentive compensation expense, employee medical costs and legal expenses.

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

Revenue from owned hotel rooms, including the Arrabelle, decreased $3.7 million, or 7.8%, for Fiscal 2009 compared to Fiscal 2008, which was driven by a decrease in occupancy of 6.2 percentage points which primarily occurred at the lodging properties proximate to our ski resorts.  This was due to a decline in Destination visitation for the 2008/2009 ski season as compared to the 2007/2008 ski season as discussed in our Mountain segment and declines in group business (including a decrease in GTLC’s room revenue of $0.8 million in the fourth quarter of Fiscal 2009 compared to the fourth quarter of Fiscal 2008 primarily due to a decline in group business) as well as decreases in ADR of 0.5%, partially offset by the full year of operations at the Arrabelle (the Arrabelle generated $0.8 million of incremental owned hotel room revenue for Fiscal 2009 compared to Fiscal 2008).  Revenue from managed condominium rooms decreased $2.6 million, or 6.9%, for Fiscal 2009, due to decreases in visitation as noted above, declines in group business primarily at our Keystone lodging properties and decreases in ADR of 2.5%, partially offset by the full year of operations at the Arrabelle which includes condominium property management (the Arrabelle generated $2.1 million of incremental revenue from managed properties for Fiscal 2009 compared to Fiscal 2008).

Dining revenue for Fiscal 2009 decreased $1.6 million, or 4.9%, as compared to Fiscal 2008 mainly due to decreased overall transient and group visitation as well as decreases in guest spending per visit (GTLC’s dining revenue decreased $1.0 million in the fourth quarter of Fiscal 2009 compared to the fourth quarter of Fiscal 2008 primarily due to a decline in group business).  The decline in dining revenue was partially offset by a full year of dining operations at the Arrabelle (the Arrabelle generated $1.2 million of incremental dining revenue for Fiscal 2009 compared to Fiscal 2008).

Golf revenues decreased $1.2 million, or 7.5%, for Fiscal 2009 compared to Fiscal 2008, primarily resulting from a 6.0% decrease in the number of golf rounds played.  Other revenue decreased $2.8 million, or 7.3%, in Fiscal 2009 compared to Fiscal 2008 primarily due to a reduction in commissions earned from reservations booked through our central reservation system, which were partially offset by a full year of spa operations at the Arrabelle (the Arrabelle generated $0.9 million of incremental spa revenue for Fiscal 2009 compared to Fiscal 2008).

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

Real Estate Segment

Real Estate segment operating results for Fiscal 2010, Fiscal 2009 and Fiscal 2008 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2010	2009	2008	2010/2009	2009/2008
Total Real Estate net revenue	$61,007	$186,150	$296,566	(67.2)%	(37.2)%
Real Estate operating expense:
Cost of sales (including sales commissions)	46,397	111,669	225,891	(58.4)%	(50.6)%
Other	25,005	30,401	25,447	(17.7)%	19.5%
Total Real Estate operating expense	71,402	142,070	251,338	(49.7)%	(43.5)%
Gain on sale of real property	6,087	--	709	--%	(100.0)%
Total Real Estate Reported EBITDA	$(4,308)	$44,080	$45,937	(109.8)%	(4.0)%

Total Real Estate Reported EBITDA includes $4.5 million, $4.1 million and $3.1 million of stock-based compensation expense for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period.  Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Fiscal 2010

Real Estate segment net revenue for Fiscal 2010 was driven primarily by the closing of 36 condominium units at One Ski Hill Place ($50.7 million of revenue with an average selling price per unit of $1.4 million and an average price per square foot of $1,241) and 17 affordable housing units associated with the JHG&TC development ($3.1 million of revenue with an average selling price per unit of $0.2 million and an average price per square foot of $188).  The One Ski Hill Place average price per square foot is driven by its premier ski-in/ski-out location at the base of Peak 8 in Breckenridge, its close proximity to the BreckConnect gondola and other lifts and the comprehensive offering of amenities resulting from this project.  Additionally, during Fiscal 2010 we recognized $5.2 million of revenue related to deposits from buyers who defaulted on units under contract at One Ski Hill Place, and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales) for a land parcel located at the Arrowhead base area of the Beaver Creek Resort which sold for $8.5 million.

Operating expense for Fiscal 2010 included cost of sales of $39.7 million resulting from the closing of 36 condominium units at One Ski Hill Place (average cost per square foot of $971) and $3.1 million resulting from the closing of 17 affordable housing units associated with the JHG&TC development (average cost per square foot of $188, net of impairment charges taken in previous periods).  The cost per square foot for One Ski Hill Place is reflective of the high-end features and amenities associated with this project compared to other Breckenridge properties and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $3.6 million were incurred commensurate with revenue recognized. Other operating expense of $25.0 million (including $4.5 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Fiscal 2009

Real Estate net revenue for Fiscal 2009 was driven primarily by the closings of eight Lodge at Vail Chalet (“Chalet”) units ($111.5 million of revenue with an average selling price per unit of $13.9 million and an average price per square foot of $2,860), 42 residences at Crystal Peak Lodge ($54.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $1,038) and two units at the Arrabelle ($16.7 million of revenue with an average selling price per unit of $8.4 million and an average price per square foot of $1,623).  The higher average price per square foot for the Chalet units was driven by their premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only 13 exclusive chalets.  The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities resulting from this project.  The Crystal Peak Lodge average price per square foot though significantly lower than the Vail project real estate sales, is significantly higher than historical Breckenridge project real estate sales and is primarily driven by its ski-in/ski-out location at the base of Peak 7 in Breckenridge and close proximity to the BreckConnect Gondola.

Operating expense for Fiscal 2009 included cost of sales of $101.1 million commensurate with revenue recognized, primarily driven by the closing on eight Chalet units ($54.1 million in cost of sales with an average cost per square foot of $1,387), 42 residences at Crystal Peak Lodge ($34.2 million in cost of sales with an average cost per square foot of $654) and two units at the Arrabelle ($12.4 million in cost of sales with an average cost per square foot of $1,204).  The cost per square foot for the Arrabelle and Chalets are reflective of the high-end features and amenities associated with these projects and the relatively high construction costs associated with mountain resort development.  The cost per square foot for Crystal Peak Lodge is reflective of its less complicated design features and fewer amenities associated with this project relative to the Arrabelle and Chalets.  Additionally, sales commissions of approximately $10.6 million were incurred commensurate with revenue recognized. Other operating expense of $30.4 million (including $4.1 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.  In addition, included in other segment operating expense for Fiscal 2009, we recorded $2.8 million of estimated costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to our JHG&TC development.

Fiscal 2008

Real Estate net revenue for Fiscal 2008 was driven primarily by the closings of  64 condominium units at the Arrabelle ($213.6 million of revenue with an average selling price per unit of $3.3 million and an average price per square foot of $1,220), the closings of five Chalet units ($58.8 million of revenue with an average selling price per unit of $11.8 million and an average price per square foot of $2,336), the closings of 11 remaining JHG&TC cabins ($9.0 million of revenue with an average selling price per unit of $0.8 million and an average price per square foot of $360) and contingent gains of $13.0 million on development parcel sales that closed in previous periods.  The higher average price per square foot for the Chalet units was driven by the premier location at the base of Vail mountain in Vail Village and the fact that this development consisted of only 13 exclusive chalets.  The Arrabelle average price per square foot is driven by its ski-in/ski-out location in Vail, and the comprehensive offering of amenities resulting from this project.  The JHG&TC cabins yielded a lower price per square foot as its location is proximate to golf and tennis facilities which does not have as strong of a demand compared to real estate featuring ski-in/ski-out locations proximate to our ski resorts.

Operating expense for Fiscal 2008 included cost of sales of $208.8 million commensurate with revenue recognized, primarily driven by the closing on 64 units at the Arrabelle ($171.2 million in cost of sales with an average cost per square foot of $978), the closing on five Chalet units ($27.7 million in cost of sales with an average cost per square foot of $1,100) and the closing of the 11 remaining JHG&TC cabins ($8.9 million in cost of sales with an average cost per square foot of $355). The cost per square foot for the Arrabelle and Chalets are reflective of the high-end features and amenities associated with these projects and the relatively high construction costs associated with mountain resort development.  The average cost per square foot for the JHG&TC was significantly lower than for other projects closed during the period due to the fact that this project did not include the typical high-end features of our projects that are in close proximity to our mountain resorts; however, the cost of sales for the JHG&TC cabins were relatively high compared to the revenue earned due to unanticipated incremental design and construction related costs.  Additionally, sales commissions of approximately $17.1 million were incurred commensurate with revenue recognized. Other operating expense of $25.4 million (including $3.1 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contribute to our overall financial position.

Depreciation and amortization.  Depreciation and amortization expense for Fiscal 2010 and Fiscal 2009 increased primarily due to the full year impact of an increase in the fixed asset base from the placing in service of significant resort assets over the last three years, which included, among other assets, the Arrabelle (including amenities such as a private club, spa, commercial leasing space, and other skier services facilities), a new skier services building in Vail Village, a private club (the Vail Mountain Club), multiple gondolas and lifts within the last three years and software platforms associated with our central reservation systems.

Investment income, net.  The decrease in investment income for Fiscal 2010 compared to Fiscal 2009 is primarily due to a decrease in average invested cash during Fiscal 2010 compared to Fiscal 2009. The decrease in investment income for Fiscal 2009 compared to Fiscal 2008 is primarily due to a reduction in the average interest rate earned on investments (the average interest rate earned decreased by approximately 2.5 percentage points during the period), as well as a decrease in average invested cash during the period.

Interest expense, net.  The reduction in interest expense for Fiscal 2010 compared to Fiscal 2009 is primarily due to an increase in capitalized interest on self-funded real estate projects.  The reduction in interest expense for Fiscal 2009 compared to Fiscal 2008 is attributable to the payoff of a scheduled debt maturity in Fiscal 2009 and capitalized interest on self-funded real estate projects.  Capitalized interest was $16.3 million, $7.6 million and $13.4 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Contract dispute credit, net.  On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC (the “Cheeca settlement”), related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “Contract dispute credit, net” in the Consolidated Statement of Operations for Fiscal 2008.

Income taxes.   Our tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items), taxable income generated by state jurisdictions that varies from the consolidated pre-tax income and the amount of net income attributable to noncontrolling interests.  The effective tax rate was 33.5%, 37.7% and 36.9% in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.  Additionally, the income tax provision recorded for Fiscal 2010 reflects a $0.3 million income tax benefit due to a reversal of an income tax contingency resulting from the expiration of the statue of limitations and the Fiscal 2008 income tax provision reflects the impact of a favorable tax settlement with state tax authorities of $1.0 million.

Beginning August 1, 2009, we adopted a new accounting pronouncement regarding noncontrolling interest (see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements), which requires that the net income or loss attributable to noncontrolling interest in a company’s consolidated subsidiaries no longer be included in the determination of pretax income or loss in the company’s effective tax rate calculation.  Including noncontrolling interests in pre-tax income, our effective tax rate would have been 37.2%, 38.5% and 38.0% for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million NOLs relating to fresh start accounting from our reorganization in 1992.  As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns.  In 2006, the IRS completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs.  We appealed the examiner’s disallowance of the NOLs to the Office of Appeals.  In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation.  We disagree with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest.  Due to the uncertainty surrounding the utilization of the NOLs, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements; thus if we are unsuccessful in our action regarding this matter it will not negatively impact our results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Year Ended July 31,
	2010	2009	2008
Mountain Reported EBITDA	$184,036	$164,389	$220,561
Lodging Reported EBITDA	2,392	6,759	10,225
Resort Reported EBITDA	186,428	171,148	230,786
Real Estate Reported EBITDA	(4,308)	44,080	45,937
Total Reported EBITDA	182,120	215,228	276,723
Depreciation and amortization	(110,638)	(107,213)	(93,794)
Loss on disposal of fixed assets, net	(615)	(1,064)	(1,534)
Investment income, net	445	1,793	8,285
Interest expense, net	(17,515)	(27,548)	(30,667)
Contract dispute credit, net	--	--	11,920
Income before provision for income taxes	53,797	81,196	170,933
Provision for income taxes	(18,022)	(30,644)	(63,086)
Net income	35,775	50,552	107,847
Net income attributable to noncontrolling interests	(5,390)	(1,602)	(4,920)
Net income attributable to Vail Resorts, Inc.	$30,385	$48,950	$102,927

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2010	2009
Long-term debt	$524,842	$491,608
Long-term debt due within one year	1,869	352
Total debt	526,711	491,960
Less: cash and cash equivalents	14,745	69,298
Net Debt	$511,966	$422,662

Liquidity and Capital Resources

Significant Sources of Cash

Historically, we have lower cash available as of our fiscal year end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarters end primarily due to the seasonality of our Mountain segment operations.  Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects.  We had $14.7 million of cash and cash equivalents as of July 31, 2010, compared to $69.3 million as of July 31, 2009.  We generated $35.9 million of cash from operating activities during Fiscal 2010 compared to $134.3 million and $217.0 million generated during Fiscal 2009 and Fiscal 2008, respectively.  We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows.  Additionally, we believe we have reached an inflection point, where as, anticipated future closings of One Ski Hill Place and Ritz-Carlton Residences, Vail units will provide a source of cash flows from operations in Fiscal 2011 (for example, we received approximately $100 million in net proceeds from the sale of Ritz-Carlton Residences, Vail fractional units in September 2010) and beyond that we expect will now significantly exceed anticipated future construction costs on these projects (as further discussed below within Significant Uses of Cash).  However, we cannot predict the ultimate amount of proceeds we will receive given the current state of the real estate market as well as the fact that certain buyers may be unable to close on their units due to a reduction in funds available to buyers and/or decreases in mortgage availability.

In addition to our $14.7 million of cash and cash equivalents at July 31, 2010, we have available $283.9 million under our Credit Facility (which represents the total commitment of $400.0 million less the current outstanding balance of $35.0 million and certain letters of credit outstanding of $81.1 million). Our plan to self-fund the completion of Ritz-Carlton Residences, Vail (we estimate to incur between $20 million to $30 million in cash expenditures subsequent to July 31, 2010) combined with historically lower operating cash flows during our first fiscal quarter will require us to borrow under the revolver component of our Credit Facility from time to time.  We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal year quarters), as well as borrowings under the Credit Facility, if needed, and proceeds from anticipated real estate closings.  We believe the Credit Facility, which matures in 2012, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.0%.

Fiscal 2010 compared to Fiscal 2009

We generated $35.9 million of cash from operating activities in Fiscal 2010, a decrease of $98.3 million when compared to the $134.3 million of cash generated in Fiscal 2009.  The decline in operating cash flows was primarily a result of increased real estate closings that occurred in Fiscal 2009, which generated $126.9 million in proceeds (net of sales commissions) compared to real estate closings that occurred in Fiscal 2010, which generated $43.7 million in proceeds (net of sales commissions).  Additionally, investments in real estate increased $4.8 million during Fiscal 2010 compared to Fiscal 2009.  Further contributing to the decrease in cash provided by operating activities for Fiscal 2010 compared to Fiscal 2009 was the receipt of $40.8 million of private club initiation fees for the Vail Mountain Club in Fiscal 2009 and a reduction in restricted cash of $47.6 million in the Fiscal 2009 which became available for general purpose use due to the payoff of our non-recourse real estate financing.  Partially offsetting the above items were improved operating cash flows from our resort operations of approximately $15.3 million, a decrease in income tax payments of $30.1 million and a decrease in the change in accounts receivable of $13.5 and an increase in the change in accounts payable and accrued expenses of $7.0 million.

Cash used in investing activities decreased by $61.1 million in Fiscal 2010 compared to Fiscal 2009 due to a decrease in resort capital expenditures of $37.5 million, the acquisition of CME for $38.2 million in Fiscal 2009 and the cash receipt of $8.9 million primarily related to a land parcel we sold during Fiscal 2010, partially offset by the acquisition of Mountain News for $15.9 million in Fiscal 2010.

Cash used in financing activities decreased $75.7 million in Fiscal 2010 compared to Fiscal 2009 resulting from an increase in net borrowings of $35.0 million, the payoff of our non-recourse real estate financings and scheduled debt maturity of $58.4 million and $15.0 million, respectively in Fiscal 2009 and a decrease in repurchases of our common stock of $7.4 million during Fiscal 2010.  Partially offsetting the above items was the acquisition of the remaining noncontrolling interest in SSV for $31.0 million on April 30, 2010.

Fiscal 2009 compared to Fiscal 2008

Net cash provided by operating activities decreased $82.7 million for Fiscal 2009 compared to Fiscal 2008 and was primarily a result of increased real estate closings that occurred in Fiscal 2008, which generated $226.1 million in proceeds (net of sales commissions) compared to real estate closings that occurred in Fiscal 2009, which generated $126.9 million in proceeds (net of sales commissions) and deposits received on projects under development decreased $43.7 million, partially offset by a reduction in investments in real estate of $55.9 million.  Further contributing to the decrease in cash provided by operating activities was a decrease in cash generated by resort operations including a decrease in Resort Reported EBITDA of $59.6 million for Fiscal 2009 compared to Fiscal 2008 and a decline in accounts payable and other accrued liabilities of $25.5 million primarily as a result of a decline in real estate investment activity and lower trade payables associated with lower operating volume, as well as the receipt of $11.9 million in cash (net of legal costs) for the Cheeca settlement in Fiscal 2008.  Offsetting the above items was the receipt of $40.8 million in proceeds for the final installment related to private club initiation fees to the Vail Mountain Club that opened in November 2008 and a reduction in restricted cash of $47.6 million which became available for general purpose use due to the payoff of our non-recourse real estate financings.

Cash used in investing activities decreased by $3.5 million for Fiscal 2009 primarily due to a decrease in resort capital expenditures of $44.4 million offset by the acquisition of CME for $38.2 million.

Cash used in financing activities decreased $54.6 million primarily due to a decrease in repurchases of our common stock of $77.3 million in Fiscal 2009 compared to Fiscal 2008, which was partially offset by an increase in net payments of debt related to non-recourse real estate financings of $11.9 million and the payoff of $15.0 million for a scheduled debt maturity during Fiscal 2009.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures, capital expenditures for assets to be used in operations and for real estate under development.

We expect to spend approximately $105 million to $115 million in calendar year 2010 on real estate investments, including the construction of associated resort-related depreciable assets, of which approximately $80 million was spent as of July 31, 2010, leaving approximately $25 million to $35 million to spend in the remainder of the calendar year 2010 for the completion of Ritz-Carlton Residences, Vail and other projects.  We have entered into contracts with third parties to provide services to us throughout the course of project development; commitments for future services to be performed under such current contracts total approximately $16 million and are expected to be performed primarily over the remainder of the 2010 calendar year.  We currently have no plans to commit to the development of significant new real estate projects.

We have historically invested significant cash in capital expenditures for our resort operations, and expect to continue to invest in the future; however, plans for such investment were reduced in calendar year 2009 given the significant level of capital expenditures made in the previous few years including individually significant projects that do not annually re-occur such as gondolas and major hotel renovations coupled with the economic environment.  We have increased our level of expected resort discretionary investment for calendar year 2010 above the calendar year 2009 level, although such spending is still expected to remain below the 2007 and 2008 calendar year levels.  Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our five ski resorts and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment.  We currently anticipate we will spend approximately $75 million to $85 million of resort capital expenditures for calendar year 2010, excluding resort depreciable assets arising from real estate activities noted above.  Included in these capital expenditures are approximately $37 million to $42 million which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment.  Discretionary expenditures for calendar 2010 include a new high speed chairlift to serve Vail mountain’s back bowls; a new on-mountain restaurant at Heavenly; a new coaster slide at Breckenridge; expansion of Vail mountain’s adventure ridge; Keystone Lodge guest room renovation, new marketing campaign management software and software development as well as radio frequency scanners at each lift to support the newly launched EpicMix initiative among other projects. We currently plan to utilize cash on hand, borrowings available under our Credit Facility and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.  Additionally, we do not expect to make any significant income tax payments throughout Fiscal 2011 due to estimated tax losses from August 2010 through December 2010 (we are a calendar year tax payer) and planned accelerated tax deductions, subject to a settlement of the dispute with the IRS over the utilization of NOLs previously discussed.

Principal payments on the majority of our long-term debt ($489.2 million of the total $524.8 million debt outstanding as of July 31, 2010) are not due until fiscal 2014 and beyond.  As of July 31, 2010 and 2009, total debt obligations (including long-term debt due within one year) were $526.7 million and $492.0 million, respectively, with the increase at July 31, 2010 being primarily due to borrowings under the Credit Facility.  Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $422.7 million as of July 31, 2009 to $512.0 million as of July 31, 2010 due primarily to the decrease in cash and cash equivalents and borrowings under our Credit Facility.

Our debt service requirements can be impacted by changing interest rates as we had $87.6 million of variable-rate debt outstanding as of July 31, 2010.  A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.9 million.  The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, we may enter into.  Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing.  We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our Credit Facility is scheduled to mature in fiscal 2012 and our 6.75% Senior Subordinated Notes are due in fiscal 2014.  In Fiscal 2011, we may consider obtaining new financing or re-financing one or both of these debt financings depending on many factors including current credit markets and terms available to us.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares.  During Fiscal 2010, we repurchased 386,269 shares of common stock at a cost of $15.0 million.  Since inception of this stock repurchase plan through July 31, 2010, we have repurchased 4,264,804 shares at a cost of approximately $162.8 million.  As of July 31, 2010, 1,735,196 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plans.  Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (our wholly-owned subsidiary), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing our Credit Facility and the Indenture, governing the 6.75% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive.  The stock repurchase program may be discontinued at any time.

Covenants and Limitations

We must abide by certain restrictive financial covenants under our Credit Facility and the Indenture.  The most restrictive of those covenants include the following Credit Facility covenants: Net Funded Debt to Adjusted EBITDA ratio, Interest Coverage ratio and the Minimum Net Worth (each as defined in the Credit Agreement).  In addition, our financing arrangements, including the Indenture, limit our ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets.  Our borrowing availability under the Credit Facility is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2010.   We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2011.  However, there can be no assurance that we will meet such financial covenants.  If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Facility.  While we anticipate that we would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

Contractual Obligations

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, construction agreements in conjunction with our development activities and lease agreements.  Debt obligations, which total $526.7 million as of July 31, 2010, are recognized as liabilities in our Consolidated Balance Sheet as of July 31, 2010. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP.  Additionally, operating lease and service contract obligations, which total $98.2 million as of July 31, 2010, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP.  A summary of our contractual obligations as of July 31, 2010 is as follows (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2011	years	years	5 years
Long-Term Debt (1)	$526,711	$1,869	$35,686	$390,450	$98,706
Fixed Rate Interest (1)	124,280	29,569	58,997	20,583	15,131
Operating Leases and Service Contracts	98,236	21,235	26,800	19,327	30,874
Purchase Obligations (2)	255,200	218,619	36,581	--	--
Other Long-Term Obligations (3)	1,884	310	279	260	1,035
Total Contractual Cash Obligations	$1,006,311	$271,602	$158,343	$430,620	$145,746

(1)           The fixed-rate interest payments, as well as long-term debt payments, included in the table above assume that all fixed-rate debt outstanding as of July 31, 2010 will be held to maturity.  Interest payments associated with variable-rate debt have not been included in the table.  Assuming that the amounts outstanding under variable-rate long-term debt as of July 31, 2010 are held to maturity, and utilizing interest rates in effect at July 31, 2010, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2010 is anticipated to be approximately $2.0 million for Fiscal 2011, $1.2 million for Fiscal 2012 and $0.2 million for at least each of the next three years subsequent to Fiscal 2012.  The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2010, and do not reflect interest obligations on potential future debt.
(2)           Purchase obligations include amounts which are classified as trade payables, real estate development payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes (including taxes for uncertain tax positions), liabilities to complete real estate projects on our Consolidated Balance Sheet as of July 31, 2010 and other commitments for goods and services not yet received, including construction contracts not included on our balance sheet as of July 31, 2010 in accordance with GAAP.
(3)           Other long-term obligations include amounts which become due based on deficits in underlying cash flows of the metropolitan district as described in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of Consolidated Financial Statements in conformity with GAAP requires us to select appropriate accounting policies and to make judgments and estimates affecting the application of those accounting policies.  In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

We have identified the most critical accounting policies which were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective.  We have reviewed these critical accounting policies and related disclosures with our Audit Committee of the Board of Directors.

Real Estate Revenue and Cost of Sales

Description

We utilize the relative sales value method to determine cost of sales for condominium units sold within a project and/or individual parcels of real estate, when specific identification of costs cannot be reasonably determined.  The determination of cost of sales may utilize estimates for the fair value of resort depreciable assets that may be part of a mixed-use real estate development project and total costs to be incurred on a real estate development project.

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

Effect if Actual Results Differ From Assumptions

A 10% change in the estimates of either the relative sales values of the components of a project or remaining costs to be incurred for projects utilizing the relative sales value method would have changed the profit margin recognized by our Real Estate segment by approximately $2.5 million for Fiscal 2010.

Goodwill and Intangible Assets

Description

The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value.  Other intangible assets are evaluated for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We are required to determine goodwill impairment using a two-step process.  The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The impairment test for indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Judgments and Uncertainties

Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of reporting units and indefinite-lived intangible assets.  We determine the estimated fair value of our reporting units using a discounted cash flow analysis.  The estimated fair value of indefinite-lived intangible assets is primarily determined using the income approach based upon estimated future revenue streams.  These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of the timing and degree of any economic recovery, estimation of the useful life over which cash flows will occur (including terminal multiples), determination of the respective weighted average cost of capital and market participant assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit and indefinite-lived intangible asset.  We evaluate our reporting units on an annual basis and allocate goodwill to our reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.

Effect if Actual Results Differ From Assumptions

Goodwill and indefinite-lived intangible assets are at least tested for impairment annually as of May 1st of each year.  Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2010 the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values and as such no impairment of goodwill or indefinite lived intangible assets existed and the second step of the goodwill impairment test was not required.  However, we determined that our Colorado Lodging reporting unit ($34.3 million of goodwill as of July 31, 2010) within our Lodging segment was at risk of failing step one of the goodwill impairment test, with the fair value of the reporting unit estimated at approximately 13% in excess of its carrying value and is therefore at risk for a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.  As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future.  Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the Colorado Lodging reporting unit may include such items as: (i) a prolonged weakness in the general economic conditions in which the Colorado Lodging unit operates and therefore negatively impacting group and transient room nights and ADR (especially at our Keystone lodging properties); (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree; and (iii) volatility in the equity and debt markets which could result in a higher discount rate.

While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.  However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

Tax Contingencies

Description

We must make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of tax credits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  We recognize liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.A significant amount of time may pass before a particular matter, for which we may have established a reserve, is audited and fully resolved.

Judgments and Uncertainties

The estimates of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the potential exposure associated with our various filing positions.

Effect if Actual Results Differ From Assumptions

Although we believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies, actual results could differ, and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.

An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution.  A favorable tax settlement could possibly result in a reduction in our tax expense, effective tax rate, income taxes payable, other long-term liabilities and/or adjustments to our deferred tax assets, deferred tax liabilities or intangible assets in the year of settlement or in future years.

Depreciable Lives of Assets

Description

Mountain and lodging operational assets, furniture and fixtures, computer equipment, software, vehicles and leasehold improvements are primarily depreciated using the straight-line method over the estimated useful life of the asset.  Assets may become obsolete or require replacement before the end of their useful life in which the remaining book value would be written-off or we could incur costs to remove or dispose of assets no longer in use.

Judgments and Uncertainties

The estimate of our useful lives of the assets contain uncertainty because management must use judgment to estimate the useful life of the asset.

Effect if Actual Results Differ From Assumptions

Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material.  A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $11.7 million for Fiscal 2010.

New Accounting Standards

Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for a discussion of new accounting standards.

Inflation

Although we cannot accurately determine the precise effect of inflation on our operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years.  When the costs of operating resorts increase, we generally have been able to pass the increase on to our customers.  However, there can be no assurance that increases in labor and other operating costs due to inflation will not have an impact on our future profitability.

Seasonality and Quarterly Results

Our mountain and lodging operations are seasonal in nature.  In particular, revenue and profits for our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall.  Conversely, peak operating seasons for GTLC, certain managed hotel properties and our owned golf courses occur during the summer months while the winter season results in operating losses.  Revenue and profits generated by GTLC's summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations.  During Fiscal 2010, 80% of total combined Mountain and Lodging segment net revenue was earned during the second and third fiscal quarters.  Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 14, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2010, we had $87.6 million of variable rate indebtedness, representing approximately 17% of our total debt outstanding, at an average interest rate during Fiscal 2010 of 0.8%.  Based on variable-rate borrowings outstanding as of July 31, 2010, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.9 million.  Our market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2010, 2009 and 2008

Management's Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company’s Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves	57

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

Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that, as of July 31, 2010, the Company's internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the Company’s internal control over financial reporting as of July 31, 2010, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests effective August 1, 2009.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 22, 2010

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$14,745	$69,298
Restricted cash	11,834	11,065
Trade receivables, net of allowances of $2,259 and $1,877, respectively	53,622	58,063
Inventories, net of reserves of $1,452 and $1,455, respectively	48,295	48,947
Deferred income taxes (Note 10)	21,406	21,297
Other current assets	20,843	20,318
Total current assets	170,745	228,988
Property, plant and equipment, net (Note 5)	1,027,390	1,057,658
Real estate held for sale and investment	422,164	311,485
Deferred charges and other assets	25,155	31,976
Notes receivable	6,997	6,994
Goodwill, net (Note 5)	181,085	167,950
Intangible assets, net (Note 5)	89,273	79,429
Total assets	$1,922,809	$1,884,480

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$255,326	$245,536
Income taxes payable	32,729	5,460
Long-term debt due within one year (Note 4)	1,869	352
Total current liabilities	289,924	251,348
Long-term debt (Note 4)	524,842	491,608
Other long-term liabilities (Note 5)	197,160	233,169
Deferred income taxes (Note 10)	108,496	112,234
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest (Note 9)	--	15,415
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, and 40,173,891 and 40,049,988 shares issued, respectively	401	400
Additional paid-in capital	563,816	555,728
Retained earnings	387,380	356,995
Treasury stock, at cost; 4,264,804 and 3,878,535 shares, respectively (Note 15)	(162,827)	(147,828)
Total Vail Resorts, Inc. stockholders’ equity	788,770	765,295
Noncontrolling interests	13,617	15,411
Total stockholders’ equity	802,387	780,706
Total liabilities and stockholders’ equity	$1,922,809	$1,884,480

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended July 31,
	2010	2009	2008
Net revenue:
Mountain	$638,495	$614,597	$685,533
Lodging	169,130	176,241	170,057
Real estate	61,007	186,150	296,566
Total net revenue	868,632	976,988	1,152,156
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	456,017	451,025	470,362
Lodging	166,738	169,482	159,832
Real estate	71,402	142,070	251,338
Total segment operating expense	694,157	762,577	881,532
Other operating income (expense):
Gain on sale of real property	6,087	--	709
Depreciation and amortization	(110,638)	(107,213)	(93,794)
Loss on disposal of fixed assets, net	(615)	(1,064)	(1,534)
Income from operations	69,309	106,134	176,005
Mountain equity investment income, net	1,558	817	5,390
Investment income, net	445	1,793	8,285
Interest expense, net	(17,515)	(27,548)	(30,667)
Contract dispute credit, net (Note 12)	--	--	11,920
Income before provision for income taxes	53,797	81,196	170,933
Provision for income taxes (Note 10)	(18,022)	(30,644)	(63,086)
Net income	$35,775	$50,552	$107,847
Net income attributable to noncontrolling interests	(5,390)	(1,602)	(4,920)
Net income attributable to Vail Resorts, Inc.	$30,385	$48,950	$102,927

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$0.84	$1.34	$2.67
Diluted net income per share attributable to Vail Resorts, Inc.	$0.83	$1.33	$2.64

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2007	39,747,976	397	534,370	187,320	(25,846)	696,241	8,560	704,801
Net income	--	--	--	102,927	--	102,927	4,920	107,847
Stock-based compensation
(Note 16)	--	--	8,414	--	--	8,414	--	8,414
Issuance of shares under share
award plans net of shares
withheld for taxes (Note 16)	178,520	2	1,122	--	--	1,124	--	1,124
Tax benefit from share
award plans	--	--	1,867	--	--	1,867	--	1,867
Repurchases of common stock
(Note 15)	--	--	--	--	(99,615)	(99,615)	--	(99,615)
Adjustment to redemption value of redeemable noncontrolling interest (Note 9)	--	--	--	5,678	--	5,678	(1,917)	3,761
Noncontrolling interest distributions, net	--	--	--	--	--	--	(2,715)	(2,715)
Balance, July 31, 2008	39,926,496	399	545,773	295,925	(125,461)	716,636	8,848	725,484
Net income	--	--	--	48,950	--	48,950	1,602	50,552
Stock-based compensation
(Note 16)	--	--	10,741	--	--	10,741	--	10,741
Issuance of shares under share
award plans net of shares
withheld for taxes (Note 16)	123,492	1	(550)	--	--	(549)	--	(549)
Tax expense from share
award plans	--	--	(236)	--	--	(236)	--	(236)
Repurchases of common stock
(Note 15)	--	--	--	--	(22,367)	(22,367)	--	(22,367)
Adjustment to redemption value of redeemable noncontrolling interest (Note 9)	--	--	--	12,120	--	12,120	5,652	17,772
Noncontrolling interest distributions, net	--	--	--	--	--	--	(691)	(691)
Balance, July 31, 2009	40,049,988	400	555,728	356,995	(147,828)	765,295	15,411	780,706
Net income	--	--	--	30,385	--	30,385	5,390	35,775
Stock-based compensation
(Note 16)	--	--	11,843	--	--	11,843	--	11,843
Issuance of shares under share
award plans net of shares
withheld for taxes (Note 16)	123,903	1	(1,139)	--	--	(1,138)	--	(1,138)
Tax expense from share
award plans	--	--	(40)	--	--	(40)	--	(40)
Repurchases of common stock
(Note 15)	--	--	--	--	(14,999)	(14,999)	--	(14,999)
Adjustment to redemption value of redeemable noncontrolling interest (Note 9)	--	--	--	--	--	--	(10,338)	(10,338)
Noncontrolling interest contributions, net	--	--	--	--	--	--	3,268	3,268
Acquisition of noncontrolling interest, net of deferred taxes (Note 9)	--	--	(2,576)	--	--	(2,576)	(114)	(2,690)
Balance, July 31, 2010	40,173,891	401	563,816	387,380	(162,827)	788,770	13,617	802,387

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended July 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$35,775	$50,552	$107,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,638	107,213	93,794
Cost of real estate sales	42,821	103,893	208,820
Stock-based compensation expense	11,843	10,741	8,414
Deferred income taxes, net	(4,427)	30,767	2,980
Gain on sale of real property	(6,087)	--	--
Other non-cash income, net	(7,533)	(5,300)	(7,268)
Changes in assets and liabilities:
Restricted cash	(769)	47,372	(3,688)
Accounts receivable, net	5,687	(7,833)	(12,173)
Inventories, net	652	761	(1,643)
Investments in real estate	(166,446)	(161,608)	(217,482)
Accounts payable and accrued liabilities	(12,547)	(19,568)	5,946
Income taxes payable	26,625	(27,297)	20,033
Deferred real estate deposits	(11,573)	(46,011)	(2,308)
Private club deferred initiation fees and deposits	2,399	41,591	15,867
Other assets and liabilities, net	8,892	9,003	(2,143)
Net cash provided by operating activities	35,950	134,276	216,996
Cash flows from investing activities:
Capital expenditures	(68,957)	(106,491)	(150,892)
Acquisition of businesses	(15,870)	(38,170)	--
Cash received from sale of real property	8,920	--	--
Other investing activities, net	(7,645)	36	2,757
Net cash used in investing activities	(83,552)	(144,625)	(148,135)
Cash flows from financing activities:
Acquisition of noncontrolling interest	(31,000)	--	--
Repurchases of common stock	(14,999)	(22,367)	(99,615)
Proceeds from borrowings under non-recourse real estate financings	--	9,013	136,519
Payments of non-recourse real estate financings	--	(58,407)	(174,008)
Proceeds from borrowings under other long-term debt	140,962	67,280	77,641
Payments of other long-term debt	(106,309)	(82,632)	(78,121)
Other financing activities, net	4,395	4,415	249
Net cash used in financing activities	(6,951)	(82,698)	(137,335)
Net decrease in cash and cash equivalents	(54,553)	(93,047)	(68,474)
Cash and cash equivalents:
Beginning of period	69,298	162,345	230,819
End of period	$14,745	$69,298	$162,345

Cash paid for interest, net of amounts capitalized	$14,968	$25,556	$34,298
Taxes (refunded) paid, net	$(4,694)	$25,545	$35,483

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

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million.  The Company records capitalized interest once construction activities commence and capitalized $1.1 million, $0.8 million and $1.6 million of interest on non-real estate projects during the years ended July 31, 2010, 2009 and 2008, respectively.

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

Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use.  Sales and marketing expenses are charged against income in the period incurred.  Sales commission expenses are charged against income in the period that the related revenue is recorded.  The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction.  Interest capitalized on real estate development projects during the years ended July 31, 2010, 2009 and 2008 was $15.1 million, $6.8 million and $11.8 million, respectively.

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

The testing for impairment consists of a comparison of the fair value of the asset with its carrying value.  If the carrying amount of the asset exceeds its fair value, an impairment will be recognized in an amount equal to that excess.  If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.  The Company determines the estimated fair value of its reporting units using a discounted cash flow analysis.  The fair value of indefinite-lived intangible assets is estimated using an income approach.  The Company determined that there was no impairment to goodwill or intangible assets during the years ended July 31, 2010, 2009 and 2008.

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.  The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of an asset occurred during the years ended July 31, 2010, 2009 and 2008.

Revenue Recognition-- Mountain and Lodging revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, hotel operations, property management services, private club amortized initiation fees and dues, transportation services and golf course greens fees, and are recognized as products are delivered or services are performed.  Revenue from arrangements with multiple deliverables is bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting.  If fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.  Revenues from private club initiation fees are recognized over the estimated life of the club facilities on a straight-line basis upon inception of the club.  As of July 31, 2010, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 22 years.  Certain club initiation fees are refundable in 30 years after the date of acceptance of a member.  Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years.  The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method.  The accretion is included in interest expense.

Revenue from real estate primarily involves the sale of condominium/townhome units and land parcels (including related improvements).  Recognition of revenue from all condominium/townhome unit sales are recorded using the full accrual method and occurs only upon the following: (i) substantial completion of the entire development project, (ii) receipt of certificates of occupancy or temporary certificates of occupancy from local governmental agencies, if applicable, (iii) closing of the sales transaction including receipt of all, or substantially all, of sales proceeds (including any deposits previously received), and (iv) transfer of ownership.  The percentage-of-completion method is used for sales of land parcels where the Company has a commitment to complete certain improvements or amenities (i.e. access roads, utilities, and site improvements) at the time of consummation of the sales transaction.  For the year ended July 31, 2010 the Company has not recorded any revenue under the percentage of completion method.  The Company recorded revenue under the percentage-of-completion method of approximately $1.5 million and $1.4 million for the years ended July 31, 2009 and 2008, respectively.  Contingent future profits, including future profits from land sales, if any, are recognized only when received.  Additionally, the Company uses the deposit method for sales that have not been completed for which payments have been received from buyers (reflected as deferred real estate deposits in the Company’s Consolidated Balance Sheets), and as such no profit is recognized until the sale is consummated.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued liabilities for costs to be incurred subsequent to the sales transaction.  The Company utilizes the relative sales value method to determine cost of sales for individual parcels of real estate or condominium/townhome units sold within a project, when specific identification of costs cannot be reasonably determined.  Estimates of project costs and cost allocations are reviewed at the end of each financial reporting period until a project is substantially completed and available for sale.  Costs are revised and reallocated as necessary for material changes on the basis of current estimates and are reported as a change in estimate in the current period.  The Company recorded changes in estimates that increased (decreased) real estate cost of sales by approximately zero, $(0.4) million and $0.1 million for the years ended July 31, 2010, 2009 and 2008, respectively.  Additionally, for the year ended July 31, 2009 the Company recorded a $2.8 million charge for an affordable housing commitment related to the Jackson Hole Golf & Tennis Club (“JHG&TC”) development.

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

Advertising Costs-- Advertising costs are expensed at the time such advertising commences.  Advertising expense for the years ended July 31, 2010, 2009 and 2008 was $18.8 million, $17.9 million and $17.6 million, respectively.  Prepaid advertising costs as of July 31, 2010 and 2009 was $0.3 million and $0.4 million, respectively and is reported as “other current assets” in the Company's Consolidated Balance Sheets.

Income Taxes-- The Company’s provision for income taxes is based on current pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any.  The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement (see Note 10, Income Taxes, for more information).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to their short-term nature.  The fair value of amounts outstanding under the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Notes (as defined in Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (as defined in Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2010 and 2009 is presented below (in thousands):

	July 31, 2010		July 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.75% Notes	$390,000	$394,875	$390,000	$374,400
Industrial Development Bonds	$42,700	$48,756	$42,700	$43,702
Other long-term debt	$6,436	$6,342	$6,685	$6,651

Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 16, Stock Compensation Plan for more information).  The following table shows total stock-based compensation expense for the years ended July 31, 2010, 2009 and 2008 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2010	2009	2008
Mountain operating expense	$5,332	$4,834	$3,834
Lodging operating expense	2,010	1,778	1,294
Real estate operating expense	4,501	4,129	3,136
Pre-tax stock-based compensation expense	11,843	10,741	8,264
Less: benefit for income taxes	4,481	4,071	3,134
Net stock-based compensation expense	$7,362	$6,670	$5,130

Concentration of Credit Risk-- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash.  The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of FDIC insurance limits.  The Company does not enter into financial instruments for hedging, trading or speculative purposes.  Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

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

New Accounting Standards-- The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the United States of America for financial statements of interim and annual periods ending after September 15, 2009.  This standard does not alter current accounting principles under GAAP but rather integrates existing accounting standards with other authoritative guidance.

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

In December 2007, the FASB issued guidance which is included in ASC Topic 805, “Business Combinations” (SFAS No. 141R, “Business Combinations”) which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This standard also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  The guidance was effective for the Company on August 1, 2009 and applied on a prospective basis after July 31, 2009.

 In December 2007, the FASB issued guidance which is included in ASC Topic 810, “Consolidation” (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”) which the Company adopted on August 1, 2009. This statement requires the presentation of net income or loss attributable to noncontrolling interests (previously referred to as minority interest) along with net income or loss attributable to the stockholders of the Company separately in its consolidated statement of operations.  Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the consolidated balance sheet, apart from the Company’s equity.  However, redeemable noncontrolling interests in which the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from a noncontrolling interest holder, must be classified outside of stockholders’ equity.  Prior to the acquisition of the remaining noncontrolling interest in SSV (see Note 9, Redeemable Noncontrolling Interest), the Company was subject to a put option beginning August 1, 2010 and each year thereafter.  As such, the redeemable noncontrolling interest in SSV was classified in the mezzanine section of the accompanying Consolidated Balance Sheets at the redemption value at the end of each prior reporting period.

The provisions of this statement have been applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.  The retrospective impact of applying this guidance was a reclassification of $15.4 million, $33.2 million, and $36.9 million as of July 31, 2009, 2008, and 2007 respectively, of minority interest and retained earnings to redeemable noncontrolling interest, representing noncontrolling interest in SSI Venture, LLC (“SSV”) that was subject to a put option.  In addition, as of July 31, 2009 and 2008, noncontrolling interests, which were not subject to a put option, have been reclassified as part of equity-noncontrolling interests.

Additionally, upon adoption of this statement, even though the Company’s total provision for income taxes did not change, the Company’s effective tax rate calculation has changed because net income or loss attributable to noncontrolling interests is no longer included in the determination of pre-tax income in calculating its effective tax rate.

In June 2009, the FASB issued guidance which is included in ASC 810, “Consolidation” (SFAS 167 “Amendments to FASB No. 46(R)”) which amends the consolidation guidance for variable interest entities.  Under this new standard, entities must perform a qualitative assessment in determining the primary beneficiary of a variable interest entity which includes, among other things, consideration as to whether a variable interest holder has the power to direct the activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This standard is effective for the Company beginning August 1, 2010; and is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverables Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition,” and the Emerging Issues Task Force Issue No. 08-01 “Revenue Arrangements with Multiple Deliverables”) which amends the revenue recognition guidance for arrangements with multiple deliverables.  This new standard requires entities to allocate revenue in arrangements with multiple deliverables using estimated selling prices and eliminates the use of the residual method.  The provisions of this new standard are effective for the Company beginning August 1, 2010; and is not expected to have a material impact on the Company’s financial position or results of operations.

3.           Net Income Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the years ended July 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Year Ended July 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts, Inc.	$30,385	$30,385	$48,950	$48,950	$102,927	$102,927

Weighted-average shares outstanding	36,212	36,212	36,546	36,546	38,616	38,616
Effect of dilutive securities	--	519	--	127	--	318
Total shares	36,212	36,731	36,546	36,673	38,616	38,934
Net income per share attributable to Vail Resorts, Inc.	$0.84	$0.83	$1.34	$1.33	$2.67	$2.64

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 22,000, 795,000 and 63,000 for the years ended July 31, 2010, 2009 and 2008, respectively.

4.           Long-Term Debt

Long-term debt as of July 31, 2010 and 2009 is summarized as follows (in thousands):

	Fiscal Year	July 31,	July 31,
	Maturity (h)	2010	2009
Credit Facility Revolver (a)	2012	$35,000	$--
SSV Facility (b)	--	--	--
Industrial Development Bonds (c)	2011-2020	42,700	42,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
6.75% Senior Subordinated Notes (e)	2014	390,000	390,000
Other (f)	2011-2029	6,436	6,685
Total debt		526,711	491,960
Less: Current maturities (g)		1,869	352
Long-term debt		$524,842	$491,608

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

Vail Corp. obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of Vail Corp., and substantially all of its subsidiaries.  The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, investment in real estate, acquisitions and other general corporate purposes, including the issuance of letters of credit.  Borrowings under the Credit Agreement bear interest annually at the Company's option at the rate of (i) LIBOR plus 0.75% as of July 31, 2010 (1.06% as of July 31, 2010) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (3.25% as of July 31, 2010).  Interest rate margins fluctuate based upon the ratio of the Company's Net Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis.  The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-end.  The unused amount available for borrowing under the Credit Agreement was $283.9 million as of July 31, 2010, net of certain letters of credit of $81.1 million outstanding under the Credit Agreement.  The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.  In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio, Interest Coverage ratio, and Minimum Net Worth (each as defined in the Credit Agreement).

(b)
As result of the Company’s acquisition of the remaining noncontrolling interest in SSV on April 30, 2010 (see Note 9, Redeemable Noncontrolling Interest) and the ensuing designation of SSV as a restricted subsidiary under its senior credit facility, the Amended and Restated Revolving Credit and Security Agreement dated as of September 23, 2005 (“SSV Facility”), by and between SSI Venture LLC and U.S. Bank National Association was terminated on April 29, 2010.

(c)
The Company has outstanding $42.7 million of industrial development bonds (collectively, the “Industrial Development Bonds”), of which $41.2 million were issued by Eagle County, Colorado (the “Eagle County Bonds”) and mature, subject to prior redemption, on August 1, 2019.  These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1.  The promissory note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the Forest Service permits for Vail and Beaver Creek.  The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing on September 1, 2010 and bear interest at 7.375%.  The promissory note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to the Bank of New York Mellon as Trustee under the Indenture of Trust underlying the Summit County Bonds.  The promissory note is also collateralized in accordance with a guaranty from Ralston Purina Company (subsequently assumed by Vail Corp. to the Trustee for the benefit of the registered owners of the bonds).

(d)
The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot.  The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company's seasonal employees at its mountain resorts.  The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (0.31% to 0.36% as of July 31, 2010).  Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly.  No principal payments are due on the Employee Housing Bonds until maturity.  Each Employee Housing Entity’s bonds were issued in two series.  The bonds for each Employee Housing Entity are backed by letters of credit issued under the Credit Facility.  The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2010 (in thousands):

	Maturity (h)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
The Company has outstanding $390.0 million of 6.75% Notes issued in January 2004.  The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15.  No principal payments are due to be paid until maturity.  The Company has certain early redemption options under the terms of the 6.75% Notes.  The premium for early redemption of the 6.75% Notes ranges from 0% to 2.25% as of July 31, 2010, depending on the date of redemption.  The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility.  The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (see Note 18, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).  The Indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies.

(f)
Other obligations primarily consist of a $6.0 million note outstanding to the Colorado Water Conservation Board, which mature on September 16, 2028, and capital leases totaling $0.4 million.  Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 3.5% to 6.0% and have maturities ranging from in the year ending July 31, 2011 to the year ending July 31, 2029.

(g)	Current maturities represent principal payments due in the next 12 months.

(h)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2010 reflected by fiscal year are as follows (in thousands):

Total
2011	$1,869
2012	35,341
2013	345
2014	390,219
2015	231
Thereafter	98,706
Total debt	$526,711

The Company recorded gross interest expense of $33.8 million, $35.2 million and $44.1 million for the years ended July 31, 2010, 2009 and 2008, respectively, of which $1.6 million, $2.0 million and $2.5 million was amortization of deferred financing costs.  The Company capitalized $16.3 million, $7.6 million and $13.4 million of interest during the years ended July 31, 2010, 2009 and 2008, respectively.  The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.           Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	July 31,
	2010	2009
Land and land improvements	$270,382	$262,255
Buildings and building improvements	769,382	734,576
Machinery and equipment	512,144	498,912
Furniture and fixtures	198,566	187,316
Software	56,498	44,584
Vehicles	35,447	33,991
Construction in progress	31,197	40,724
Gross property, plant and equipment	1,873,616	1,802,358
Accumulated depreciation	(846,226)	(744,700)
Property, plant and equipment, net	$1,027,390	$1,057,658

Depreciation expense for the years ended July 31, 2010, 2009 and 2008 totaled $109.8 million, $106.6 million and $93.3 million, respectively.

The composition of intangible assets follows (in thousands):

	July 31,
	2010	2009
Indefinite lived intangible assets
Trademarks	$67,183	$66,013
Water rights	18,285	10,684
Excess reorganization value	14,145	14,145
Other intangible assets	6,225	6,200
Gross indefinite-lived intangible assets	105,838	97,042
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	81,125	72,329

Goodwill
Goodwill	198,439	185,304
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	181,085	167,950

Amortizable intangible assets
Customer lists	19,414	19,414
Property management contracts	4,412	4,412
Forest Service permits	5,902	5,902
Other intangible assets	18,598	16,759
Gross amortizable intangible assets	48,326	46,487
Accumulated amortization
Customer lists	(18,094)	(17,934)
Property management contracts	(3,892)	(3,809)
Forest Service permits	(2,522)	(2,348)
Other intangible assets	(15,670)	(15,296)
Accumulated amortization	(40,178)	(39,387)
Amortizable intangible assets, net	8,148	7,100

Total gross intangible assets	352,603	328,833
Total accumulated amortization	(82,245)	(81,454)
Total intangible assets, net	$270,358	$247,379

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2010, 2009 and 2008 totaled $0.8 million, $0.6 million and $0.5 million, respectively, and is estimated to be approximately $0.8 million annually, on average, for the next five fiscal years.

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2010 and 2009 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2008	$107,722	$34,560	$142,282
Acquisition	--	25,668	25,668
Balance at July 31, 2009	107,722	60,228	167,950
Acquisitions	12,893	242	13,135
Balance at July 31, 2010	$120,615	$60,470	$181,085

On May 28, 2010, the Company acquired the capital stock of Mountain New Corporation (“Mountain News”), which owns and operates several websites focused on the ski and snowboarding industry, for a total consideration of $16.5 million.  The purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.  The Company has completed its preliminary purchase price allocation and has recorded $12.9 million in goodwill, $1.2 million in indefinite- lived intangible assets, $2.6 million in fixed assets, $1.7 million in other intangibles (with a weighted-average amortization period of 6.4 years) and assumed liabilities of $0.9 million on the date of acquisition.  The operating results of Mountain News are allocated to the Company’s Mountain segment.

On November 1, 2008, the Company acquired substantially all of the assets of CME, a resort ground transportation business, for a total consideration of $38.2 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the purchase agreement.  The acquisition was accounted for as a business purchase combination using the purchase method of accounting.  The purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date.  The Company allocated the purchase price and recorded $25.7 million in goodwill, $4.3 million in indefinite- lived intangible assets, $6.1 million of fixed assets and $3.2 million of other intangibles (with a weighted-average amortization period of 8.3 years) on the date of acquisition.  The operating results of CME are reported within the Lodging segment.

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2010	2009
Trade payables	$47,554	$42,530
Real estate development payables	31,203	45,681
Deferred revenue	53,298	57,171
Deferred real estate and other deposits	42,891	21,637
Accrued salaries, wages and deferred compensation	21,425	15,202
Accrued benefits	23,547	23,496
Accrued interest	13,939	14,002
Liability to complete real estate projects, short term	1,909	3,972
Other accruals	19,560	21,845
Total accounts payable and accrued liabilities	$255,326	$245,536

The composition of other long-term liabilities follows (in thousands):

	July 31,
	2010	2009
Private club deferred initiation fee revenue and deposits	$148,184	$153,265
Deferred real estate deposits	--	32,792
Other long-term liabilities	48,976	47,112
Total other long-term liabilities	$197,160	$233,169

6.           Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2010:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%

The Company had total net investments in equity method affiliates of $6.2 million and $7.8 million as of July 31, 2010 and 2009, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets.  The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $3.0 million and $4.6 million as of July 31, 2010 and 2009, respectively.  During the years ended July 31, 2010, 2009 and 2008, distributions in the amounts of $3.2 million, $1.7 million and $2.3 million, respectively, were received from equity method affiliates.

7.           Variable Interest Entities

The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements.  As a group, as of July 31, 2010, the Employee Housing Entities had total assets of $34.0 million (primarily recorded in property, plant and equipment, net) and total liabilities of $61.4 million (primarily recorded in long-term debt as “Employee Housing Bonds”).  The Company has issued under its Credit Facility $53.4 million letters of credit related to Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.5 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2010.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels.  The Company has extended a $2.0 million note receivable to one of these entities.  These entities were formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of eight hotel properties as of July 31, 2010.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based upon the latest information provided by these third parties, these VIEs had estimated total assets of approximately $226 million (unaudited) and total liabilities of approximately $156 million (unaudited).  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.5 million and the net book value of the intangible asset associated with a management agreement in the amount of $0.5 million as of July 31, 2010.

8.           Fair Value Measurements

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of July 31, 2010
($ in thousands)
	Balance at July
Description	31, 2010	Level 1	Level 2	Level 3
Money Market	$399	$399	$--	$--
US Treasury Notes	$8,297	8,297	--	--
Certification of Deposit	$300	--	300	--

	Fair Value Measurement as of July 31, 2009
($ in thousands)
	Balance at July
Description	31, 2009	Level 1	Level 2	Level 3
Money Market	$47,915	$47,915	$--	$--
Certification of Deposit	$13,300	--	13,300	--

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

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

Since GSSI's remaining interest in SSV had a redemption feature, as a result of the put option, the Company had classified the redeemable noncontrolling interest in SSV in the mezzanine section in the Consolidated Balance Sheets, outside of stockholders' equity.  The Company had recorded the redeemable noncontrolling interest at the redemption value as prescribed in the operating agreement at the end of each reporting period.  At the end of each reporting period if the redemption value was below the carrying value of the noncontrolling interest, the difference was recorded in noncontrolling interests as a component of stockholders’ equity; however, if the redemption value exceeded the carrying value of the noncontrolling interest the difference was recorded in retained earnings.

10.           Income Taxes

As of July 31, 2010, the Company had utilized all available Federal net operating loss (“NOL”) carryforwards.  These NOL carryforwards expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code.  The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”).  However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOL carryforwards to reduce future taxable income.  As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and has reduced its federal tax liability in the amount of $19.6 million in subsequent returns.  These NOL carryforwards relate to fresh start accounting from the Company's reorganization in 1992.  During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s request for refund and its position to remove the restrictions under Section 382 of the Internal Revenue Code.  Consequently, the accompanying financial statements and table of deferred items and components of the tax provision have only recognized benefits related to the NOL carryforwards to the extent of the Section 382 Amount reported in its tax returns prior to its amendments.  The Company appealed the examiner's disallowance of these NOL carryforwards to the Office of Appeals.  In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation.  The Company disagrees with the IRS interpretation disallowing the utilization of the NOL’s and in August 2009 filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest.  The Company cannot predict the ultimate outcome of this matter or when this matter will be resolved.  If the Company is unsuccessful in this matter, it will not negatively impact the Company’s results of operations.

The Company has state NOL carryforwards (primarily California) totaling $25.1 million which expire by the year ending July 31, 2015.  As of July 31, 2010, the Company has recorded a valuation allowance of $1.6 million, primarily due to California NOL carryforwards generated in prior years, as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.  Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2010	2009
Deferred income tax liabilities:
Fixed assets	$109,921	$108,417
Intangible assets	31,825	27,878
Real estate and other investments	--	944
Other, net	--	2,647
Total	141,746	139,886
Deferred income tax assets:
Deferred membership revenue	26,282	28,722
Real estate and other investments	5,041	652
Deferred compensation and other accrued expenses	21,268	18,315
Net operating loss carryforwards other tax credits	2,041	1,444
Other, net	1,612	1,404
Total	56,244	50,537
Valuation allowance for deferred income taxes	(1,588)	(1,588)
Deferred income tax assets, net of valuation allowance	54,656	48,949
Net deferred income tax liability	$87,090	$90,937

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2010	2009
Net current deferred income tax asset	$21,406	$21,297
Net non-current deferred income tax liability	108,496	112,234
Net deferred income tax liability	$87,090	$90,937

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2010	2009	2008
Current:
Federal	$19,661	$(242)	$50,169
State	2,788	119	6,710
Total current	22,449	(123)	56,879
Deferred:
Federal	(3,989)	27,358	5,533
State	(438)	3,409	674
Total deferred	(4,427)	30,767	6,207
Provision for income taxes	$18,022	$30,644	$63,086

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States Federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2010	2009	2008
At U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	2.8%	2.8%	2.8%
Nondeductible meals or entertainment	0.3%	0.2%	0.1%
Noncontrolling interest	(3.5)%	(0.7)%	(1.0)%
General business credits	(1.1)%	(0.8)%	(0.4)%
Other	--%	1.2%	0.4%
	33.5%	37.7%	36.9%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of August 1, 2007	$12,257
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	6,331
Reductions for tax positions of prior years	(237)
Settlements	(555)
Balance as of August 1, 2008	$17,796
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	9,524
Reductions for tax positions of prior years	--
Settlements	--
Balance as of July 31, 2009	$27,320
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	--
Lapse of statue of limitations	(272)
Settlements	--
Balance as of July 31, 2010	$27,048

As of July 31, 2010, the amount of unrecognized tax benefits recorded in other long-term liabilities was $27.0 million, of which $1.2 million would, if recognized, decrease the Company’s effective tax rate.  In addition, the Company does not anticipate a significant change to its unrecognized tax benefits during the twelve months ending July 31, 2011.  The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense.  As of July 31, 2010 and 2009, accrued interest and penalties, net of tax, is $2.2 million and $2.4 million, respectively.  For the years ended July 31, 2010, 2009 and 2008, the Company recognized $(0.2) million, $0.5 million and $1.1 million of interest expense and penalties, net of tax, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings.  As discussed above, the examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards; however, the Company has filed a complaint in Federal court.  With the exception of the utilization of NOL carryforwards as discussed above, the Company is no longer subject to U.S. Federal examinations for tax years prior to 2006.  With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2005.

11.           Related Party Transactions

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek.  The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis.  Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2010, 2009 and 2008 totaled $7.0 million, $8.0 million and $7.5 million, respectively.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest.  SSF/VARE has been the broker for several of the Company's developments.  The Company recorded net real estate commissions expense of approximately $3.5 million, $9.6 million and $14.7 million for payments made to SSF/VARE during the years ended July 31, 2010, 2009 and 2008, respectively.  In addition, the Company has recorded approximately $2.4 million and $3.8 million of prepaid real estate commissions as of July 31, 2010 and 2009, respectively.  SSF/VARE leases space for real estate offices from the Company.  The Company recognized approximately $0.5 million, $0.5 million and $0.4 million in revenue related to these leases for the years ended July 31, 2010, 2009 and 2008, respectively.

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

12.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.9 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2010 and 2009 with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees

As of July 31, 2010, the Company had various other letters of credit in the amount of $74.0 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $14.3 million of construction and development related guarantees and $5.4 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Commitments

The Company has executed as lessee operating leases for the rental of office and commercial space, employee residential units, and office equipment primarily through fiscal 2024.  Certain of these leases have renewal terms at the Company's option, escalation clauses, rent holidays and leasehold improvement incentives.  Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term.  Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease.  For the years ended July 31, 2010, 2009 and 2008, the Company recorded lease expense, excluding executory costs, related to these agreements of $22.1 million, $22.4 million and $18.0 million, respectively, which is included in the accompanying Consolidated Statements of Operations.

Future minimum lease payments under these leases as of July 31, 2010 are as follows (in thousands):

2011	$17,471
2012	13,660
2013	11,866
2014	10,263
2015	8,939
Thereafter	30,874
Total	$93,073

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.  As of July 31, 2010 and 2009, the accrual for loss contingencies was not material individually and in the aggregate.

Cheeca Lodge & Spa Contract Dispute

On October 19, 2007, RockResorts received payment of the final settlement from Cheeca Holdings, LLC, related to the disputed contract termination of the formerly managed RockResorts Cheeca Lodge & Spa property, in the amount of $13.5 million, of which $11.9 million (net of final attorney’s fees) is recorded in “Contract dispute credit, net” in the Consolidated Statement of Operations for the year ended July 31, 2008.

13.           Segment Information

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2010	2009	2008
Net revenue:
Lift tickets	$289,289	$276,542	$301,914
Ski school	70,694	65,336	81,384
Dining	53,322	52,259	62,506
Retail/rental	154,846	147,415	168,765
Other	70,344	73,045	70,964
Total Mountain net revenue	638,495	614,597	685,533
Lodging	169,130	176,241	170,057
Resort	807,625	790,838	855,590
Real estate	61,007	186,150	296,566
Total net revenue	$868,632	$976,988	$1,152,156
Segment operating expense:
Mountain	$456,017	$451,025	$470,362
Lodging	166,738	169,482	159,832
Resort	622,755	620,507	630,194
Real estate	71,402	142,070	251,338
Total segment operating expense	$694,157	$762,577	$881,532

Gain on sale of real property	$6,087	$--	$709
Mountain equity investment income, net	$1,558	$817	$5,390

Reported EBITDA:
Mountain	$184,036	$164,389	$220,561
Lodging	2,392	6,759	10,225
Resort	186,428	171,148	230,786
Real estate	(4,308)	44,080	45,937
Total Reported EBITDA	$182,120	$215,228	$276,723

Real estate held for sale and investment	$422,164	$311,485	$249,305

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$182,120	$215,228	$276,723
Depreciation and amortization	(110,638)	(107,213)	(93,794)
Loss on disposal of fixed assets, net	(615)	(1,064)	(1,534)
Investment income, net	445	1,793	8,285
Interest expense, net	(17,515)	(27,548)	(30,667)
Contract dispute credit, net	--	--	11,920
Income before provision for income taxes	53,797	81,196	170,933
Provision for income taxes	(18,022)	(30,644)	(63,086)
Net income	35,775	50,552	107,847
Net income attributable to noncontrolling interests	(5,390)	(1,602)	(4,920)
Net income attributable to Vail Resorts, Inc.	$30,385	$48,950	$102,927

14.           Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2010
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2010	2010	2010	2010	2009
Mountain revenue	$638,495	$36,100	$302,213	$260,978	$39,204
Lodging revenue	169,130	44,222	44,877	38,676	41,355
Real estate revenue	61,007	56,768	3,164	870	205
Total net revenue	868,632	137,090	350,254	300,524	80,764
Income (loss) from operations	69,309	(57,841)	118,323	73,541	(64,714)
Net income (loss)	35,775	(42,184)	76,391	45,079	(43,511)
Net income (loss) attributable to Vail Resorts, Inc.	$30,385	$(41,921)	$72,789	$40,690	$(41,173)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.84	$(1.16)	$2.01	$1.12	$(1.14)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.83	$(1.16)	$1.98	$1.11	$(1.14)

	2009
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2009	2009	2009	2009	2008
Mountain revenue	$614,597	$36,150	$279,180	$258,489	$40,778
Lodging revenue	176,241	44,942	44,896	41,150	45,253
Real estate revenue	186,150	20,836	9,407	89,157	66,750
Total net revenue	976,988	101,928	333,483	388,796	152,781
Income (loss) from operations	106,134	(58,014)	107,580	106,543	(49,975)
Net income (loss)	50,552	(41,318)	64,392	64,333	(36,855)
Net income (loss) attributable to Vail Resorts, Inc.	$48,950	$(38,730)	$61,639	$60,545	$(34,504)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$1.34	$(1.07)	$1.69	$1.66	$(0.93)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$1.33	$(1.07)	$1.68	$1.65	$(0.93)

15.           Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares.  During the year ended July 31, 2010, the Company repurchased 386,269 shares of common stock at a cost of $15.0 million.  Since inception of this stock repurchase plan through July 31, 2010, the Company has repurchased 4,264,804 shares at a cost of approximately $162.8 million.  As of July 31, 2010, 1,735,196 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.

16.           Stock Compensation Plan

The Company has a share award plan (the “Plan”) which has been approved by the Company's shareholders.  Under the Plan, 5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates.  The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors.  All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years.  Most awards vest ratably over three years; however some have been granted with different vesting schedules.  To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under the Plan.  At July 31, 2010, approximately 1.0 million share-based awards were available to be granted under the Plan.  On December 4, 2009, the Company’s shareholders approved an amendment to the Plan which increases the number of shares authorized for issuance by 2.5 million shares.

The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2010, 2009 and 2008 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below.  A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards.  As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model.  Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed.  Expected volatility is based on historical volatility of the Company's stock.  The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2010	2009	2008
Expected volatility	43.3%	37.1-41.0%	36.6%
Expected dividends	--%	--%	--%
Expected term (average in years)	4.7	5.4-5.7	5.4
Risk-free rate	0.42-4.6%	2.1-4.9%	4.0-5.1%

The Company has estimated forfeiture rates that range from 12.7% to 16.3% based upon the class of employees receiving stock based compensation in its calculation of stock-based compensation expense for the year ended July 31, 2010.  These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the share-based compensation plan as of July 31, 2008, 2009 and 2010, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Awards	Price	Contractual Term	Value
Outstanding at July 31, 2007	1,196	$27.55
Granted	221	59.56
Exercised	(117)	20.40
Forfeited or expired	(81)	45.71
Outstanding at July 31, 2008	1,219	$32.83
Granted	1,055	27.88
Exercised	(31)	17.54
Forfeited or expired	(60)	38.97
Outstanding at July 31, 2009	2,183	$30.49
Granted	377	35.86
Exercised	(46)	23.60
Forfeited or expired	(137)	42.30
Outstanding at July 31, 2010	2,377	$30.80	7.1 years	$21,503
Exercisable at July 31, 2010	1,149	$31.60	5.5 years	$10,068

The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2010, 2009 and 2008 was $13.70, $10.34 and $21.64, respectively.  The total intrinsic value of options and SARs exercised during the years ended July 31, 2010, 2009 and 2008 was $0.7 million, $0.3 million and $4.1 million, respectively.  The Company had 241,000, 315,000 and 308,000 options and SARs that vested during the years ended July 31, 2010, 2009 and 2008, respectively.  These awards had a total fair value of $0.6 million, $1.5 million and $9.5 million at the date of vesting for the years ended July 31, 2010, 2009 and 2008, respectively.
A summary of the status of the Company's options and nonvested SARs as of July 31, 2010, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2009	1,184	$11.64
Granted	377	13.70
Vested	(241)	15.64
Forfeited	(92)	13.98
Nonvested at July 31, 2010	1,228	$7.37

A summary of the status of the Company's nonvested restricted share units as of July 31, 2010, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2009	423	$30.29
Granted	136	36.11
Vested	(135)	36.71
Forfeited	(53)	28.89
Nonvested at July 31, 2010	371	$30.07

The Company granted 136,000 restricted share units during the year ended July 31, 2010 with a weighted-average grant-date fair value of $36.11.  The Company granted 397,000 restricted share units during the year ended July 31, 2009 with a weighted-average grant-date fair value of $26.83.  The Company granted 97,000 restricted share units during the year ended July 31, 2008 with a weighted-average grant-date fair value of $57.72. The Company had 135,000, 137,000 and 79,000 restricted share awards/units that vested during the years ended July 31, 2010, 2009 and 2008, respectively.  These awards/units had a total fair value of $4.9 million, $3.1 million and $4.8 million at the date of vesting for the years ended July 31, 2010, 2009 and 2008, respectively.

As of July 31, 2010, there was $13.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the share-based compensation plan, of which $8.7 million, $3.9 million and $0.4 million of expense is expected to be recognized in the years ending July 31, 2011, 2012 and 2013, respectively, assuming no future share-based awards are granted.

Cash received from options exercised under all share-based payment arrangements was $0.5 million, $0.6 million and $2.0 million for the years ended July 31, 2010, 2009 and 2008, respectively.  The tax benefit realized or to be realized for the tax deductions from options/SARs exercised and restricted stock awards/units vested was $2.1 million, $1.6 million and $3.1 million for the years ended July 31, 2010, 2009 and 2008, respectively.

The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

17.           Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees.  Under this Retirement Plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21.  Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code.  Prior to January 1, 2009, the Company matched an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date.  On January 1, 2009, the Company suspended making matching contributions to the Retirement Plan. On April 1, 2010, the Company partially reinstated its matching contributions to the Retirement Plan and plans to fully reinstate its matching contributions ratably over a three year period. The Company's matching contribution is entirely discretionary and may be fully reinstated, reduced or eliminated at any time.

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2010, 2009 and 2008 was $0.4 million, $1.3 million and $2.9 million, respectively.

18.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”) except for Eagle Park Reservoir Company, Gros Ventre Utility Company, Mountain Thunder, Inc., Larkspur Restaurant & Bar, LLC, Gore Creek Place, LLC and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”).  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the Indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.”  On April 30, 2010 the Company acquired GSSI’s remaining noncontrolling interest in SSV (see Note 9, Redeemable Noncontrolling Interest).  Subsequent to this transaction, SSV became a Guarantor Subsidiary under the 6.75% notes.  As such, the Company has included SSV under Guarantor Subsidiaries in the accompanying supplemental condensed financial statements.  Reclassifications for SSV have been made to the financial information as of and for the years ended July 31, 2009 and 2008 to conform to the current year presentation.  Balance sheets are presented as of July 31, 2010 and 2009.  Statements of operations and statements of cash flows are presented for the years ended July 31, 2010, 2009 and 2008.

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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2010
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$11,315	$3,430	$--	$14,745
Restricted cash	--	11,443	391	--	11,834
Trade receivables, net	--	53,013	609	--	53,622
Inventories, net	--	48,081	214	--	48,295
Other current assets	21,448	20,570	231	--	42,249
Total current assets	21,448	144,422	4,875	--	170,745
Property, plant and equipment, net	--	990,904	36,486	--	1,027,390
Real estate held for sale and investment	--	422,164	--	--	422,164
Goodwill, net	--	181,085	--	--	181,085
Intangible assets, net	--	71,118	18,155	--	89,273
Other assets	2,515	24,776	4,861	--	32,152
Investments in subsidiaries and advances to (from) parent	1,337,635	282,540	(4,609)	(1,615,566)	--
Total assets	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Current liabilities:
Accounts payable and accrued liabilities	$12,400	$240,823	$2,103	$--	$255,326
Income taxes payable	32,729	--	--	--	32,729
Long-term debt due within one year	--	1,682	187	--	1,869
Total current liabilities	45,129	242,505	2,290	--	289,924
Long-term debt	390,000	76,479	58,363	--	524,842
Other long-term liabilities	29,203	166,201	1,756	--	197,160
Deferred income taxes	108,496	--	--	--	108,496
Total Vail Resorts, Inc. stockholders’ equity (deficit)	788,770	1,631,824	(16,258)	(1,615,566)	788,770
Noncontrolling interests	--	--	13,617	--	13,617
Total stockholders’ equity (deficit)	788,770	1,631,824	(2,641)	(1,615,566)	802,387
Total liabilities and stockholders’ equity	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2009
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$66,685	$2,613	$--	$69,298
Restricted cash	--	11,065	--	--	11,065
Trade receivables, net	--	57,554	509	--	58,063
Inventories, net	--	48,745	202	--	48,947
Other current assets	21,333	20,062	220	--	41,615
Total current assets	21,333	204,111	3,544	--	228,988
Property, plant and equipment, net	--	1,018,539	39,119	--	1,057,658
Real estate held for sale and investment	--	311,485	--	--	311,485
Goodwill, net	--	167,950	--	--	167,950
Intangible assets, net	--	68,875	10,554	--	79,429
Other assets	3,226	30,710	5,034	--	38,970
Investments in subsidiaries and advances to (from) parent	1,290,532	258,205	(13,969)	(1,534,768)	--
Total assets	$1,315,091	$2,059,875	$44,282	$(1,534,768)	$1,884,480

Current liabilities:
Accounts payable and accrued liabilities	$12,412	$231,532	$1,592	$--	$245,536
Income taxes payable	5,460	--	--	--	5,460
Long-term debt due within one year	--	175	177	--	352
Total current liabilities	17,872	231,707	1,769	--	251,348
Long-term debt	390,000	43,058	58,550	--	491,608
Other long-term liabilities	29,690	203,315	164	--	233,169
Deferred income taxes	112,234	--	--	--	112,234
Redeemable noncontrolling interest	--	15,415	--	--	15,415
Total Vail Resorts, Inc. stockholders’ equity (deficit)	765,295	1,559,748	(24,980)	(1,534,768)	765,295
Noncontrolling interests	--	6,632	8,779	--	15,411
Total stockholders’ equity (deficit)	765,295	1,566,380	(16,201)	(1,534,768)	780,706
Total liabilities and stockholders’ equity	$1,315,091	$2,059,875	$44,282	$(1,534,768)	$1,884,480

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2010
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$868,238	$11,041	$(10,647)	$868,632
Total operating expense	792	795,147	13,879	(10,495)	799,323
(Loss) income from operations	(792)	73,091	(2,838)	(152)	69,309
Other (expense) income, net	(27,034)	10,885	(1,073)	152	(17,070)
Equity investment income, net	--	1,558	--	--	1,558
(Loss) income before benefit (provision) for income taxes	(27,826)	85,534	(3,911)	--	53,797
Benefit (provision) for income taxes	9,457	(27,479)	--	--	(18,022)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(18,369)	58,055	(3,911)	--	35,775
Equity in income (loss) of consolidated subsidiaries	48,754	(3,580)	--	(45,174)	--
Net income (loss)	30,385	54,475	(3,911)	(45,174)	35,775
Net (income) loss attributable to noncontrolling interests	--	(5,721)	331	--	(5,390)
Net income (loss) attributable to Vail Resorts, Inc.	$30,385	$48,754	$(3,580)	$(45,174)	$30,385

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2009
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$975,714	$10,602	$(9,328)	$976,988
Total operating expense	498	868,576	10,956	(9,176)	870,854
(Loss) income from operations	(498)	107,138	(354)	(152)	106,134
Other (expense) income, net	(27,035)	3,663	(2,535)	152	(25,755)
Equity investment income, net	--	817	--	--	817
(Loss) income before benefit (provision) for income taxes	(27,533)	111,618	(2,889)	--	81,196
Benefit (provision) for income taxes	10,600	(41,244)	--	--	(30,644)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(16,933)	70,374	(2,889)	--	50,552
Equity in income (loss) of consolidated subsidiaries	65,883	(3,364)	--	(62,519)	--
Net income (loss)	48,950	67,010	(2,889)	(62,519)	50,552
Net income attributable to noncontrolling interests	--	(1,127)	(475)	--	(1,602)
Net income (loss) attributable to Vail Resorts, Inc.	$48,950	$65,883	$(3,364)	$(62,519)	$48,950

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$878,337	$284,976	$(11,157)	$1,152,156
Total operating expense	127	754,382	232,647	(11,005)	976,151
(Loss) income from operations	(127)	123,955	52,329	(152)	176,005
Other (expense) income, net	(27,015)	20,378	(3,977)	152	(10,462)
Equity investment income, net	--	5,390	--	--	5,390
(Loss) income before benefit (provision) for income taxes	(27,142)	149,723	48,352	--	170,933
Benefit (provision) for income taxes	10,341	(73,427)	--	--	(63,086)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(16,801)	76,296	48,352	--	107,847
Equity in income of consolidated subsidiaries	119,728	47,709	--	(167,437)	--
Net income (loss)	102,927	124,005	48,352	(167,437)	107,847
Net income attributable to noncontrolling interests	--	(4,277)	(643)	--	(4,920)
Net income (loss) attributable to Vail Resorts, Inc.	$102,927	$119,728	$47,709	$(167,437)	$102,927

 Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2010
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$4,428	$31,943	$(421)	$35,950

Cash flows from investing activities:
Capital expenditures	--	(67,544)	(1,413)	(68,957)
Acquisition of business	2,193	(18,063)	--	(15,870)
Cash received from sale of real property	--	8,920	--	8,920
Other investing activities, net	--	(145)	(7,500)	(7,645)
Net cash provided by (used in) investing activities	2,193	(76,832)	(8,913)	(83,552)

Cash flows from financing activities:
Acquisition of noncontrolling interest	--	(31,000)	--	(31,000)
Repurchase of common stock	(14,999)	--	--	(14,999)
Proceeds from borrowings under other long-term debt	--	140,962	--	140,962
Payments of other long-term debt	--	(106,132)	(177)	(106,309)
Other financing activities, net	1,109	(7,042)	10,328	4,395
Advances from (to) affiliates	7,269	(7,269)	--	--
Net cash (used in) provided by financing activities	(6,621)	(10,481)	10,151	(6,951)

Net (decrease) increase in cash and cash equivalents	--	(55,370)	817	(54,553)
Cash and cash equivalents
Beginning of period	--	66,685	2,613	69,298
End of period	$--	$11,315	$3,430	$14,745

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2009
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in ) provided by operating activities	$(11,385)	$148,703	$(3,042)	$134,276

Cash flows from investing activities:
Capital expenditures	--	(106,145)	(346)	(106,491)
Acquisition of business	--	(38,170)	--	(38,170)
Other investing activities, net	--	36	--	36
Net cash used in investing activities	--	(144,279)	(346)	(144,625)

Cash flows from financing activities:
Repurchase of common stock	(22,367)	--	--	(22,367)
Proceeds from borrowings under non-recourse real estate financings	--	9,013	--	9,013
Payments of Non-Recourse Real Estate Financings	--	(58,407)	--	(58,407)
Proceeds from borrowings under other long-term debt	--	67,280	--	67,280
Payments of other long-term debt	--	(82,464)	(168)	(82,632)
Advances from (to) affiliates	33,010	(33,010)	--	--
Other financing activities, net	742	2,582	1,091	4,415
Net cash provided by (used in) financing activities	11,385	(95,006)	923	(82,698)

Net decrease in cash and cash equivalents	--	(90,582)	(2,465)	(93,047)
Cash and cash equivalents
Beginning of period	--	157,267	5,078	162,345
End of period	$--	$66,685	$2,613	$69,298

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2008
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$9,792	$125,993	$81,211	$216,996

Cash flows from investing activities:
Capital expenditures	--	(108,240)	(42,652)	(150,892)
Other investing activities, net	--	2,782	(25)	2,757
Net cash used in investing activities	--	(105,458)	(42,677)	(148,135)

Cash flows from financing activities:
Repurchase of common stock	(99,615)	--	--	(99,615)
Proceeds from borrowings under non-recourse real estate financings	--	--	136,519	136,519
Payments of non-recourse real estate financings	--	--	(174,008)	(174,008)
Proceeds from borrowings under other long-term debt	--	77,641	--	77,641
Payments of other long-term debt	--	(77,961)	(160)	(78,121)
Advances from (to) affiliates	85,962	(85,962)	--	--
Other financing activities, net	3,861	(3,572)	(40)	249
Net cash used in financing activities	(9,792)	(89,854)	(37,689)	(137,335)

Net (decrease) increase in cash and cash equivalents	--	(69,319)	845	(68,474)
Cash and cash equivalents
Beginning of period	--	226,586	4,233	230,819
End of period	$--	$157,267	$5,078	$162,345

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The New York Stock Exchange requires chief executive officers of listed corporations to certify that they are not aware of any violations by their company of the exchange’s corporate governance listing standards.  Following the 2009 annual meeting of stockholders, the Company submitted the annual certification by the Chief Executive Officer to the New York Stock Exchange.

The Company has filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K for the year ended July 31, 2010, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company’s public disclosure.

The additional information required by this item is incorporated herein by reference from the Company's proxy statement for the 2010 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2010 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2010 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2010 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company's proxy statement for the 2010 annual meeting of stockholders.

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

4.1(h)
Supplemental Indenture, dated as of May 26, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.  (Incorporated by reference to Exhibit 4.1(h) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2010.)

4.1(i)	Supplemental Indenture, dated as of July 15, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	50
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

10.8(a)
Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as Co-Documentation Agents the Lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.  (Incorporated by reference to Exhibit 10.8(a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

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

10.8(d)
Limited Waiver, Release, and Third Amendment to Fourth Amended and Restated Credit Agreement, dated March 13, 2007.  (Incorporated by reference to Exhibit 10.8(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

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

10.15*	Vail Resorts, Inc. Amended and Restated 2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 99.1 on Form 8-K of Vail Resorts, Inc. filed on December 10, 2009.)
10.16*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)
10.17*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)
10.18*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)
10.19*	Stock Option Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)
10.20*	Summary of Vail Resorts, Inc. Director Compensation, effective March 10, 2009. (Incorporated by reference to Exhibit 10.20 on Form 10-K of Vail Resorts, Inc. filed on September 24, 2009.)
10.21*	Vail Resorts Deferred Compensation Plan, effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)
10.22	Vail Resorts Deferred Compensation Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)
10.23*	Vail Resorts, Inc. Executive Perquisite Fund Program. (Incorporated by reference to Exhibit 10.27 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)
10.24*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.7 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)
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

10.31	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)
21	Subsidiaries of Vail Resorts, Inc.	58
22	Consent of Independent Registered Public Accounting Firm.	65
23	Power of Attorney. Included on signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	66
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	67
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	68
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

c)           Financial Statement Schedules

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
2008
Inventory Reserves	$826	$2,729	$(2,344)	$1,211
Valuation Allowance on Income Taxes	1,588	--	--	1,588
Trade Receivable Allowances	2,118	670	(1,122)	1,666

2009
Inventory Reserves	1,211	2,496	(2,252)	1,455
Valuation Allowance on Income Taxes	1,588	--	--	1,588
Trade Receivable Allowances	1,666	2,109	(1,898)	1,877

2010
Inventory Reserves	1,455	2,310	(2,313)	1,452
Valuation Allowance on Income Taxes	1,588	--	--	1,588
Trade Receivable Allowances	$1,877	$1,328	$(946)	$2,259

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2010	Vail Resorts, Inc.

By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 23, 2010	Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 23, 2010.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)
/s/ Jeffrey W. Jones	Senior Executive Vice President,
Jeffrey W. Jones	Chief Financial Officer and Director
(Principal Financial Officer)
/s/ Roland A. Hernandez
Roland A. Hernandez	Director
/s/ Thomas D. Hyde
Thomas D. Hyde	Director
/s/ Richard D. Kincaid
Richard D. Kincaid	Director
/s/ John T. Redmond
John T. Redmond	Director
/s/ Hilary A. Schneider
Hilary A. Schneider	Director
/s/ John F. Sorte
John F. Sorte	Director