Form 10-Q
period 2010-10-31
VAIL RESORTS INC
filed 2010-12-07
CIK 812011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of December 1, 2010, 35,977,813 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2010, July 31, 2010 and October 31, 2009	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2010 and 2009	F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2010 and 2009	F-4
Notes to Consolidated Condensed Financial Statements	F-5

Vail Resorts, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	October 31, 2010	July 31, 2010	October 31, 2009
	(Unaudited)		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,578	$14,745	$13,019
Restricted cash	12,912	11,834	13,436
Trade receivables, net	35,120	53,622	32,821
Inventories, net	64,230	48,295	62,779
Other current assets	45,782	42,249	48,822

Total current assets	177,622	170,745	170,877
Property, plant and equipment, net (Note 6)	1,046,544	1,027,390	1,051,933
Real estate held for sale and investment	296,981	422,164	366,748
Goodwill, net (Note 6)	271,732	181,085	167,950
Intangible assets, net	89,433	89,273	79,353
Other assets	36,478	32,152	33,269

Total assets	$1,918,790	$1,922,809	$1,870,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$303,794	$255,326	$330,272
Income taxes payable	32,424	32,729	5,725
Long-term debt due within one year (Note 4)	1,958	1,869	1,862

Total current liabilities	338,176	289,924	337,859
Long-term debt (Note 4)	513,007	524,842	489,919
Other long-term liabilities (Note 6)	239,068	197,160	199,288
Deferred income taxes	66,204	108,496	87,993
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest (Note 2)	—	—	16,847
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,241,791 (unaudited), 40,173,891 and 40,121,309 (unaudited) shares issued, respectively	402	401	401
Additional paid-in capital	566,209	563,816	558,202
Retained earnings	344,357	387,380	315,822
Treasury stock, at cost; 4,264,804 (unaudited), 4,264,804 and 3,878,535 (unaudited) shares, respectively (Note 11)	(162,827)	(162,827)	(147,828)

Total Vail Resorts, Inc. stockholders’ equity	748,141	788,770	726,597
Noncontrolling interests	14,194	13,617	11,627

Total stockholders’ equity (Note 2)	762,335	802,387	738,224

Total liabilities and stockholders’ equity	$1,918,790	$1,922,809	$1,870,130

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,
	2010	2009

Net revenue:
Mountain	$40,779	$39,204
Lodging	44,378	41,355
Real estate	149,261	205

Total net revenue	234,418	80,764
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	83,136	76,468
Lodging	42,835	42,623
Real estate	145,063	5,177

Total segment operating expense	271,034	124,268
Other operating (expense) income:
Depreciation and amortization	(27,732)	(27,184)
Gain on sale of real property	—	6,087
Gain (loss) on disposal of fixed assets, net	92	(113)

Loss from operations	(64,256)	(64,714)
Mountain equity investment income, net	780	254
Investment income	238	230
Interest expense, net	(7,936)	(4,835)

Loss before benefit from income taxes	(71,174)	(69,065)
Benefit from income taxes	28,114	25,554

Net loss	(43,060)	(43,511)
Net loss attributable to noncontrolling interests	37	2,338

Net loss attributable to Vail Resorts, Inc.	$(43,023)	$(41,173)

Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(1.20)	$(1.14)

Diluted net loss per share attributable to Vail Resorts, Inc.	$(1.20)	$(1.14)

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(43,060)	$(43,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,732	27,184
Cost of real estate sales	133,843	—
Stock-based compensation expense	3,290	3,464
Deferred income taxes, net	(28,114)	(25,554)
Gain on sale of real property	—	(6,087)
Other non-cash income, net	(2,703)	(2,085)
Changes in assets and liabilities:
Restricted cash	(898)	(2,371)
Trade receivables, net	22,318	25,242
Inventories, net	(14,117)	(13,832)
Investments in real estate	(10,204)	(59,880)
Accounts payable and accrued liabilities	50,779	52,409
Deferred real estate deposits	(18,816)	139
Other assets and liabilities, net	(1,877)	(69)

Net cash provided by (used in) operating activities	118,173	(44,951)
Cash flows from investing activities:
Capital expenditures	(36,901)	(20,753)
Acquisition of business	(60,528)	—
Cash received from sale of real property	—	8,920
Other investing activities, net	74	(217)

Net cash used in investing activities	(97,355)	(12,050)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	100,000	29,457
Payments of long-term debt	(116,698)	(29,636)
Other financing activities, net	713	901

Net cash (used in) provided by financing activities	(15,985)	722

Net increase (decrease) in cash and cash equivalents	4,833	(56,279)
Cash and cash equivalents:
Beginning of period	14,745	69,298

End of period	$19,578	$13,019

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1. Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates the six world-class ski resort properties of Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and Heavenly and Northstar-at-Tahoe mountain resorts in the Lake Tahoe area of California and Nevada, as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar-at-Tahoe) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company’s operations at GTLC and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

2. Summary of Significant Accounting Policies

Basis of Presentation

Consolidated Condensed Financial Statements—In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The July 31, 2010 Consolidated Condensed Balance Sheet was derived from audited financial statements.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Noncontrolling Interests in Consolidated Financial Statements— Net income (loss) attributable to noncontrolling interests along with net income (loss) attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. However, prior to April 30, 2010, GSSI LLC (“GSSI”) held a noncontrolling interest in SSI Venture, LLC (“SSV”) (the Company’s retail/rental operations) of which GSSI held a redemption feature, as a result of a put option, and as such the Company recorded the redeemable noncontrolling interest in SSV in the mezzanine section of the Consolidated Condensed Balance Sheet, outside of stockholders’ equity. The Company had recorded the redeemable noncontrolling interest at the redemption value as prescribed in the operating agreement between GSSI and the Company at the end of each reporting period. At the end of each reporting period if the redemption value was below the carrying value of the noncontrolling interest, the difference was recorded in noncontrolling interests as a component of stockholders’ equity; however, if the redemption value exceeded the carrying value of the noncontrolling interest the difference was recorded to retained earnings. On April 23, 2010, the Company entered into a transfer agreement with GSSI to acquire all of GSSI’s remaining 30.7% ownership interest in SSV for a negotiated price of $31.0 million. The purchase of GSSI’s interest in SSV was completed on April 30, 2010, resulting in the Company holding 100% interest in SSV. As a result of this agreement, equity-noncontrolling interest and redeemable noncontrolling interest related to SSV were eliminated. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the three months ended October 31,
	2010			2009
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$788,770	$13,617	$802,387	$765,295	$15,411	$780,706
Net loss	(43,023)	(37)	(43,060)	(41,173)	(2,338)	(43,511)
Stock-based compensation expense	3,290	—	3,290	3,464	—	3,464
Issuance of shares under share award plans	(788)	—	(788)	(724)	—	(724)
Tax expense from share award plans	(108)	—	(108)	(265)	—	(265)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	(1,431)	(1,431)
Contributions (distributions) from/to noncontrolling interests, net	—	614	614	—	(15)	(15)

Balance, end of period	$748,141	$14,194	$762,335	$726,597	$11,627	$738,224

Fair Value Instruments—The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.75% Senior Subordinated Notes (“6.75% Notes”) (Note 4, Long-Term Debt) is based on quoted market price. The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of October 31, 2010 is presented below (in thousands):

	October 31, 2010
	Carrying Value	Fair Value

6.75% Notes	$390,000	$395,850
Industrial Development Bonds	$41,200	$45,126
Other long-term debt	$11,190	$11,213

New Accounting Standards

Amendments to FASB Interpretation, Consolidation of Variable Interest Entities—In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which is included in Accounting Standards Codification 810, “Consolidation” which amends the consolidation guidance for variable interest entities. Under this new standard, entities must perform a qualitative assessment in determining the primary beneficiary of a variable interest entity which includes, among other things, consideration as to whether a variable interest holder has the power to direct the activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This standard was effective for the Company beginning August 1, 2010 (the Company’s fiscal year ending July 31, 2011). The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

Revenue Recognition Guidance for Arrangements with Multiple Deliverables—In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverables Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition,” and the Emerging Issues Task Force Issue No. 08-01 “Revenue Arrangements with Multiple Deliverables”) which amends the revenue recognition guidance for arrangements with multiple deliverables. This new standard requires entities to allocate revenue in arrangements with multiple deliverables using estimated selling prices and eliminates the use of the residual method. The provisions of this new standard was effective for the Company beginning August 1, 2010 (the Company’s fiscal year ending July 31, 2011). The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

3. Net Loss Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended October 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net loss per share:
Net loss attributable to Vail Resorts	$(43,023)	$(43,023)	$(41,173)	$(41,173)
Weighted-average shares outstanding	35,938	35,938	36,201	36,201
Effect of dilutive securities	—	—	—	—

Total shares	35,938	35,938	36,201	36,201

Net loss per share attributable to Vail Resorts	$(1.20)	$(1.20)	$(1.14)	$(1.14)

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.4 million and 1.3 million for the three months ended October 31, 2010 and 2009, respectively.

4. Long-Term Debt

Long-term debt as of October 31, 2010, July 31, 2010 and October 31, 2009 is summarized as follows (in thousands):

		October 31,	July 31,	October 31,
	Maturity (a)	2010	2010	2009

Credit Facility Revolver	2012	$20,000	$35,000	$—
Industrial Development Bonds	2020	41,200	42,700	42,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.75% Senior Subordinated Notes	2014	390,000	390,000	390,000
Other	2011-2029	11,190	6,436	6,506

Total debt		514,965	526,711	491,781
Less: Current maturities (b)		1,958	1,869	1,862

Long-term debt		$513,007	$524,842	$489,919

(a)	Maturities are based on the Company’s July 31 fiscal year end.
(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2010 reflected by fiscal year are as follows (in thousands):

2011	$1,748
2012	21,881
2013	1,739
2014	390,439
2015	451
Thereafter	98,707

Total debt	$514,965

The Company incurred gross interest expense of $8.5 million and $8.4 million for the three months ended October 31, 2010 and 2009, respectively, of which $0.4 million in each period was amortization of deferred financing costs. The Company capitalized $0.5 million and $3.5 million of interest during the three months ended October 31, 2010 and 2009, respectively.

5. Acquisition

On October 25, 2010, the Company acquired for cash 100% of the capital stock of BCRP Inc. and the membership interest of Northstar Group Commercial Properties LLC (together, with their subsidiaries “Northstar-at-Tahoe”) that operate the Northstar-at-Tahoe mountain resort in North Lake Tahoe, California from Booth Creek Resort Properties LLC and other sellers for a total consideration of $60.5 million, net of cash acquired. Northstar-at-Tahoe is a year round mountain resort providing a comprehensive offering of recreational activities including both snow sports and summer activities. Additionally, Northstar-at-Tahoe operates a base area village at the resort, including the subleasing of commercial retail space.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands). The preliminary estimate of fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, upon finalizing third-party valuations.

Preliminary Estimates of Acquisition Date Fair Value

Accounts receivable, net	$3,048
Inventory, net	1,799
Other assets	1,488
Property, plant and equipment	6,333
Deferred income tax assets	16,848
Goodwill	90,647

Total identifiable assets acquired	$120,163

Accounts payable and accrued liabilities	$6,152
Deferred revenue	5,281
Capital lease obligations	4,952
Unfavorable lease obligations, net	43,250

Total liabilities assumed	$59,635
Total purchase price	$60,528

The operations of Northstar-at-Tahoe are conducted on land and with operating assets owned by CNL Lifestyle Properties, Inc. under long-term lease agreements which were assumed by the Company. Under the terms of the leases the Company estimates that it will be required to pay above market rates in the aggregate through the remainder of the initial lease term expiring in fiscal 2027. The Company has recorded a net unfavorable lease obligation for these leases that will be amortized as an adjustment to lease expense over the remaining initial lease term. Future minimum lease payments under the remaining initial term of these leases reflected by fiscal year as of October 31, 2010 are as follows (in thousands):

2011	$9,917
2012	10,234
2013	10,645
2014	12,392
2015	12,709
Thereafter	152,036

Total	$207,933

The excess of the purchase price over the aggregate fair values of assumed assets and liabilities was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Northstar-at-Tahoe and other factors. None of the goodwill is expected to be deductible for income tax purposes. The operating results of Northstar-at-Tahoe are reported within the Mountain segment from the date of acquisition. The Company recognized $3.1 million of acquisition related expenses that were recorded in “Mountain segment operating expense” in the Consolidated Condensed Statement of Operations during the three months ended October 31, 2010.

The following presents the unaudited pro forma consolidated financial information as if the acquisition of Northstar-at-Tahoe was completed on August 1, 2009. The following pro forma financial information includes adjustments for (i) depreciation and interest expense for capital leases on acquired property, plant and equipment recorded at the date of acquisition; (ii) straight-line expense recognition of minimum future lease payments from the date of acquisition, including the amortization of the net unfavorable lease obligations; and (iii) acquisition related costs. This pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on August 1, 2009 (in thousands, except per share amounts).

	Three Months Ended
	October 31,
	2010	2009

Pro forma net revenue	$242,831	$85,031
Pro forma net loss attributable to Vail Resorts, Inc.	$(44,692)	$(44,184)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(1.24)	$(1.22)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(1.24)	$(1.22)

6. Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	October 31,	July 31,	October 31,
	2010	2010	2009

Land and land improvements	$270,556	$270,382	$264,030
Buildings and building improvements	775,687	769,382	751,038
Machinery and equipment	516,932	512,144	499,768
Furniture and fixtures	199,016	198,566	175,061
Software	58,230	56,498	51,358
Vehicles	40,547	35,447	34,265
Construction in progress	57,065	31,197	47,767

Gross property, plant and equipment	1,918,033	1,873,616	1,823,287
Accumulated depreciation	(871,489)	(846,226)	(771,354)

Property, plant and equipment, net	$1,046,544	$1,027,390	$1,051,933

The changes in the net carrying amount of goodwill allocated between the Company’s segments as of October 31, 2010, July 31, 2010 and October 31, 2009 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net

Balance at October 31, 2009	$107,722	$60,228	$167,950
Acquisitions	12,893	242	13,135

Balance at July 31, 2010	120,615	60,470	181,085
Acquisition	90,647	—	90,647

Balance at October 31, 2010	$211,262	$60,470	$271,732

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31,	July 31,	October 31,
	2010	2010	2009

Trade payables	$78,404	$47,554	$60,597
Real estate development payables	22,315	31,203	55,082
Deferred revenue	103,403	53,298	91,753
Deferred real estate and other deposits	21,682	42,891	53,134
Accrued salaries, wages and deferred compensation	17,349	21,425	16,087
Accrued benefits	23,836	23,547	22,489
Accrued interest	6,338	13,939	6,592
Liabilities to complete real estate projects, short term	2,747	1,909	1,794
Other accruals	27,720	19,560	22,744

Total accounts payable and accrued liabilities	$303,794	$255,326	$330,272

The composition of other long-term liabilities follows (in thousands):

	October 31,	July 31,	October 31,
	2010	2010	2009

Private club deferred initiation fee revenue and deposits	$146,755	$148,184	$151,464
Unfavorable lease obligation, net	40,588	—	—
Other long-term liabilities	51,725	48,976	47,824

Total other long-term liabilities	$239,068	$197,160	$199,288

7. Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of October 31, 2010, the Employee Housing Entities had total assets of $33.7 million (primarily recorded in property, plant and equipment, net) and total liabilities of $61.7 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company’s senior credit facility (the “Credit Facility”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $5.4 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2010.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels. The Company has extended a $2.0 million note receivable to one of these entities. This entity was formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties. The Company managed the day-to-day operations of this hotel property as of October 31, 2010. The Company has determined that this entity is a VIE, and the management contract along with the note receivable are significant variable interests in this VIE. The Company has also determined that it is not the primary beneficiary of this entity and, accordingly, is not required to consolidate this entity. Based upon the latest information provided by this third party entity, this VIE had estimated total assets of approximately $62.7 million and total liabilities of approximately $71.9 million. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to a $2.5 million note receivable, including accrued interest from the third party and the net book value of the intangible asset associated with a management agreement in the amount of $0.5 million as of October 31, 2010.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of October 31, 2010
Description	Balance at October 31, 2010	Level 1	Level 2	Level 3
Money Market	$399	$399	$—	$—
US Treasury	$8,297	$8,297	$—	$—
Certification of Deposit	$300	$—	$300	$—

	Fair Value Measurement as of October 31, 2009
Description	Balance at October 31, 2009	Level 1	Level 2	Level 3
Money Market	$948	$948	$—	$—
US Treasury	$6,500	$6,500	$—	$—
Certification of Deposit	$1,550	$—	$1,550	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9. Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Facility. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million, $1.9 million and $1.8 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2010, July 31, 2010 and October 31, 2009, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees

As of October 31, 2010, the Company had various other letters of credit in the amount of $73.3 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $13.4 million of construction and development related guarantees and $5.4 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Self Insurance

The Company is self-insured for claims under its health benefit plans and for the majority of workers’ compensation claims, subject to a stop loss policy. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 6, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of October 31, 2010, July 31, 2010 and October 31, 2009, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended
	October 31,
	2010	2009

Net revenue:
Lift tickets	$—	$—
Ski school	—	—
Dining	4,106	3,468
Retail/rental	22,053	21,538
Other	14,620	14,198

Total Mountain net revenue	40,779	39,204
Lodging	44,378	41,355

Total Resort net revenue	85,157	80,559
Real Estate	149,261	205

Total net revenue	$234,418	$80,764

Operating expense:
Mountain	$83,136	$76,468
Lodging	42,835	42,623

Total Resort operating expense	125,971	119,091
Real estate	145,063	5,177

Total segment operating expense	$271,034	$124,268

Gain on sale of real property	$—	$6,087
Mountain equity investment income, net	$780	$254

Reported EBITDA:
Mountain	$(41,577)	$(37,010)
Lodging	1,543	(1,268)

Resort	(40,034)	(38,278)
Real Estate	4,198	1,115

Total Reported EBITDA	$(35,836)	$(37,163)

Real estate held for sale and investment	$296,981	$366,748

Reconciliation to net loss attributable to Vail Resorts, Inc:

Total Reported EBITDA	$(35,836)	$(37,163)
Depreciation and amortization	(27,732)	(27,184)
Gain (loss) on disposal of fixed assets, net	92	(113)
Investment income	238	230
Interest expense, net	(7,936)	(4,835)

Loss before benefit from income taxes	(71,174)	(69,065)
Benefit from income taxes	28,114	25,554

Net loss	$(43,060)	$(43,511)
Net loss attributable to noncontrolling interests	37	2,338

Net loss attributable to Vail Resorts, Inc.	$(43,023)	$(41,173)

11. Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. Since inception of its stock repurchase plan through October 31, 2010, the Company has repurchased 4,264,804 shares at a cost of approximately $162.8 million. As of October 31, 2010, 1,735,196 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.

12. Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for VR Acquisition, Inc., BCRP, Inc., Booth Creek Ski Holdings, Inc., Trimont Land Company, Northstar Commercial Properties LLC, Northstar Group Restaurant Properties LLC, Eagle Park Reservoir Company, Gros Ventre Utility Company, Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Gore Creek Place, LLC and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” On April 30, 2010, the Company acquired GSSI’s remaining noncontrolling interest in SSV (see Note 2, Summary of Significant Accounting Policies). Subsequent to this transaction, SSV became a Guarantor Subsidiary under the 6.75% Notes. As such, the Company has included SSV under Guarantor Subsidiaries in the accompanying supplemental condensed financial statements. Reclassifications for SSV have been made to the financial information as of and for the three months ended October 31, 2009 to conform to the current year presentation. Balance sheets are presented as of October 31, 2010, July 31, 2010 and October 31, 2009. Statements of operations and statements of cash flows are presented for the three months ended October 31, 2010 and 2009.

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

Supplemental Condensed Consolidating Balance Sheet

As of October 31, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated

Current assets:
Cash and cash equivalents	$—	$14,037	$5,541	$—	$19,578
Restricted cash	—	12,324	588	—	12,912
Trade receivables, net	450	29,850	4,820	—	35,120
Inventories, net	—	62,246	1,984	—	64,230
Other current assets	24,076	21,116	590	—	45,782

Total current assets	24,526	139,573	13,523	—	177,622
Property, plant and equipment, net	—	1,003,918	42,626	—	1,046,544
Real estate held for sale and investment	—	296,981	—	—	296,981
Goodwill, net	—	181,085	90,647	—	271,732
Intangible assets, net	—	71,278	18,155	—	89,433
Other assets	2,338	26,199	7,941	—	36,478
Investments in subsidiaries	1,566,817	48,177	—	(1,614,994)	—
Advances (from) to affiliates	(321,822)	309,692	12,130	—	—

Total assets	$1,271,859	$2,076,903	$185,022	$(1,614,994)	$1,918,790

Current liabilities:
Accounts payable and accrued liabilities	$5,887	$281,968	$15,939	$—	$303,794
Income taxes payable	32,424	—	—	—	32,424
Long-term debt due within one year	—	182	1,776	—	1,958

Total current liabilities	38,311	282,150	17,715	—	338,176
Long-term debt	390,000	61,469	61,538	—	513,007
Other long-term liabilities	29,203	166,467	43,398	—	239,068
Deferred income taxes	66,204	—	—	—	66,204
Total Vail Resorts, Inc. stockholders’ equity	748,141	1,566,817	48,177	(1,614,994)	748,141
Noncontrolling interests	—	—	14,194	—	14,194

Total stockholders’ equity	748,141	1,566,817	62,371	(1,614,994)	762,335

Total liabilities and stockholders’ equity	$1,271,859	$2,076,903	$185,022	$(1,614,994)	$1,918,790

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2010

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated

Current assets:
Cash and cash equivalents	$—	$11,315	$3,430	$—	$14,745
Restricted cash	—	11,443	391	—	11,834
Trade receivables, net	—	53,013	609	—	53,622
Inventories, net	—	48,081	214	—	48,295
Other current assets	21,448	20,570	231	—	42,249

Total current assets	21,448	144,422	4,875	—	170,745
Property, plant and equipment, net	—	990,904	36,486	—	1,027,390
Real estate held for sale and investment	—	422,164	—	—	422,164
Goodwill, net	—	181,085	—	—	181,085
Intangible assets, net	—	71,118	18,155	—	89,273
Other assets	2,515	24,776	4,861	—	32,152
Investments in subsidiaries	1,631,824	(16,258)	—	(1,615,566)	—
Advances (from) to affiliates	(294,189)	298,798	(4,609)	—	—

Total assets	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Current liabilities:
Accounts payable and accrued liabilities	$12,400	$240,823	$2,103	$—	$255,326
Income taxes payable	32,729	—	—	—	32,729
Long-term debt due within one year	—	1,682	187	—	1,869

Total current liabilities	45,129	242,505	2,290	—	289,924
Long-term debt	390,000	76,479	58,363	—	524,842
Other long-term liabilities	29,203	166,201	1,756	—	197,160
Deferred income taxes	108,496	—	—	—	108,496
Total Vail Resorts, Inc. stockholders’ equity (deficit)	788,770	1,631,824	(16,258)	(1,615,566)	788,770
Noncontrolling interests	—	—	13,617	—	13,617

Total stockholders’ equity (deficit)	788,770	1,631,824	(2,641)	(1,615,566)	802,387

Total liabilities and stockholders’ equity	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Supplemental Condensed Consolidating Balance Sheet

As of October 31, 2009

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated

Current assets:
Cash and cash equivalents	$—	$10,301	$2,718	$—	$13,019
Restricted cash	—	13,306	130	—	13,436
Trade receivables, net	—	32,434	387	—	32,821
Inventories, net	—	62,606	173	—	62,779
Other current assets	22,611	25,978	233	—	48,822

Total current assets	22,611	144,625	3,641	—	170,877
Property, plant and equipment, net	—	1,013,237	38,696	—	1,051,933
Real estate held for sale and investment	—	366,748	—	—	366,748
Goodwill, net	—	167,950	—	—	167,950
Intangible assets, net	—	68,799	10,554	—	79,353
Other assets	3,048	25,308	4,913	—	33,269
Investments in subsidiaries	1,499,042	(25,948)	—	(1,473,094)	—
Advances (from) to affiliates	(278,975)	293,763	(14,788)	—	—

Total assets	$1,245,726	$2,054,482	$43,016	$(1,473,094)	$1,870,130

Current liabilities:
Accounts payable and accrued liabilities	$5,721	$323,044	$1,507	$—	$330,272
Income taxes payable	5,725	—	—	—	5,725
Long-term debt due within one year	—	1,675	187	—	1,862

Total current liabilities	11,446	324,719	1,694	—	337,859
Long-term debt	390,000	41,556	58,363	—	489,919
Other long-term liabilities	29,690	169,436	162	—	199,288
Deferred income taxes	87,993	—	—	—	87,993
Redeemable noncontrolling interest	—	16,847	—	—	16,847
Total Vail Resorts, Inc. stockholders’ equity (deficit)	726,597	1,499,042	(25,948)	(1,473,094)	726,597
Noncontrolling interests	—	2,882	8,745	—	11,627

Total stockholders’ equity (deficit)	726,597	1,501,924	(17,203)	(1,473,094)	738,224

Total liabilities and stockholders’ equity	$1,245,726	$2,054,482	$43,016	$(1,473,094)	$1,870,130

Supplemental Condensed Consolidating Statement of Operations

For the three months ended October 31, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	$—	$234,856	$2,059	$(2,497)	$234,418
Total operating expense	164	297,602	3,367	(2,459)	298,674

Loss from operations	(164)	(62,746)	(1,308)	(38)	(64,256)
Other (expense) income, net	(6,759)	(688)	(289)	38	(7,698)
Equity investment income, net	—	780	—	—	780

Loss before benefit from income taxes	(6,923)	(62,654)	(1,597)	—	(71,174)
Benefit from income taxes	3,324	24,790	—	—	28,114

Net loss before equity in loss of consolidated subsidiaries	(3,599)	(37,864)	(1,597)	—	(43,060)
Equity in loss of consolidated subsidiaries	(39,424)	(1,560)	—	40,984	—

Net loss	(43,023)	(39,424)	(1,597)	40,984	(43,060)
Net loss attributable to noncontrolling interests	—	—	37	—	37

Net loss attributable to Vail Resorts, Inc.	$(43,023)	$(39,424)	$(1,560)	$40,984	$(43,023)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended October 31, 2009

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated

Total net revenue	$—	$81,357	$1,438	$(2,031)	$80,764
Total operating expense	162	144,802	2,507	(1,993)	145,478

Loss from operations	(162)	(63,445)	(1,069)	(38)	(64,714)
Other (expense) income, net	(6,758)	2,492	(377)	38	(4,605)
Equity investment income, net	—	254	—	—	254

Loss before benefit from income taxes	(6,920)	(60,699)	(1,446)	—	(69,065)
Benefit from income taxes	2,561	22,993	—	—	25,554

Net loss before equity in loss of consolidated subsidiaries	(4,359)	(37,706)	(1,446)	—	(43,511)
Equity in loss of consolidated subsidiaries, net	(36,814)	(1,427)	—	38,241	—

Net loss	(41,173)	(39,133)	(1,446)	38,241	(43,511)
Net loss attributable to noncontrolling interests	—	2,319	19	—	2,338

Net loss attributable to Vail Resorts, Inc.	$(41,173)	$(36,814)	$(1,427)	$38,241	$(41,173)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended October 31, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$(39,120)	$158,179	$(886)	$118,173
Cash flows from investing activities:
Capital expenditures	—	(36,599)	(302)	(36,901)
Acquisition of business	—	(60,528)	—	(60,528)
Other investing activities, net	—	74	—	74

Net cash used in investing activities	—	(97,053)	(302)	(97,355)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	100,000	—	100,000
Payments of long-term debt	—	(116,511)	(187)	(116,698)
Other financing activities, net	85	184	444	713
Advances from (to) affiliates	39,035	(42,077)	3,042	—

Net cash provided by (used in) financing activities	39,120	(58,404)	3,299	(15,985)

Net increase in cash and cash equivalents	—	2,722	2,111	4,833
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745

End of period	$—	$14,037	$5,541	$19,578

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended October 31, 2009

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated

Net cash used in operating activities	$(36,441)	$(7,847)	$(663)	$(44,951)
Cash flows from investing activities:
Capital expenditures	—	(20,655)	(98)	(20,753)
Cash received from sale of real property	—	8,920	—	8,920
Other investing activities, net	—	(217)	—	(217)

Net cash used in investing activities	—	(11,952)	(98)	(12,050)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	29,457	—	29,457
Payments of long-term debt	—	(29,459)	(177)	(29,636)
Other financing activities, net	214	(356)	1,043	901
Advances from (to) affiliates	36,227	(36,227)	—	—

Net cash provided by (used in) financing activities	36,441	(36,585)	866	722

Net (decrease) increase in cash and cash equivalents	—	(56,384)	105	(56,279)
Cash and cash equivalents:
Beginning of period	—	66,684	2,614	69,298

End of period	$—	$10,300	$2,719	$13,019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2010 and 2009 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

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

Mountain Segment

The Mountain segment is comprised of the operations of six ski resort properties (five ski resort properties prior to the acquisition of Northstar-at-Tahoe on October 25, 2010) as well as ancillary businesses, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal in nature, with the majority of revenue earned in our second and third fiscal quarters. Our first fiscal quarter is a seasonally low period as our ski operations are generally not open for business until mid-November, which falls in our second fiscal quarter. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our mountain resorts, as well retail operations.

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

Revenue of the Lodging segment during our first fiscal quarter is generated primarily by the operations of GTLC (as GTLC’s peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses. Lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends as the Mountain segment. In the first quarter our Lodging properties benefit from group business in the fall season.

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

Recent Trends, Risks and Uncertainties

Together with those risk factors that we have identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•

Although we experienced improved operating results for fiscal 2010 compared to fiscal 2009 in our Mountain segment in part due to a strong spring break and Easter holiday period during which visitation to our mountain resorts improved, as well as an increase in overall guest spend on ancillary services to levels that approached the spring break and Easter holiday periods of 2007 and 2008, uncertainties still exist surrounding the strength and duration of the general economic environment. Conditions currently present or recently present in the economic environment including high unemployment, erosion of consumer confidence, financial instability in the global markets and weakness in the real estate market may potentially continue to have negative effects on the travel and leisure industry and our results of operations. Because of these uncertainties, we cannot predict whether recent favorable trends, including an increase in reservations and higher season pass sales as compared to the same period in the prior year, will continue and what impact the economic environment may have on our future results of operations, particularly for the 2010/2011 ski season.

•

The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the season to in-state guests and destination guests. Additionally, we have invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible. During the past three ski seasons, early season snowfall has been significantly lower than the historical average, which we believe had a negative impact on early season visitation. Early season snowfall to date for the beginning of the 2010/2011 ski season has significantly exceeded the historical average, but there can be no assurances as to the extent this will continue and the ultimate impact it will have on results of operations for fiscal 2011.

•

Our season pass products provide a value option to our guests, which in turn provide a guest commitment predominately prior to the start of the ski season, resulting in a more stabilized stream of lift revenue for us. For the 2009/2010 ski season pass revenue represented 35% of total lift revenue for the entire season. As of October 31, 2010, deferred revenue related to season pass sales was $80.4 million (which includes $2.9 million of deferred revenue for Northstar-at-Tahoe) compared to $73.1 million as of October 31, 2009, or an increase of 10.0%. Even though we collect a vast majority of our season pass sales prior to the start of the ski season, the deferred revenue related to season pass sales will be recognized over the 2010/2011 ski season. We cannot predict the impact that season pass sales may have on total lift revenue or effective ticket price for the 2010/2011 ski season.

•

In response to the economic downturn in 2008 and 2009, we implemented cost reduction initiatives in fiscal 2009, including a company-wide wage reduction and suspension of our 401(k) plan matching contributions. We reinstated some of the prior year’s wage and benefit reductions with a 2% interim wage increase for year round employees effective April 1, 2010 and seasonal employees for the 2010/2011 ski season along with partial reinstatement of our matching component of the 401(k) plan. We currently plan to fully reinstate the previous level of 401(k) matching ratably over a three year period. We also have returned to a more normal level of wage increases for fiscal 2011; however, we cannot predict whether any increases in labor costs and other employee benefit costs coupled with other increases in operating costs will be offset by increased revenues.

•

On October 25, 2010, we acquired Northstar-at-Tahoe, a destination mountain resort in North Lake Tahoe, California for total consideration of $63.0 million, less cash acquired. We cannot predict whether we will realize all the synergies expected to arise subsequent to the acquisition of Northstar-at-Tahoe nor can we predict the amount of effort it will take to integrate its operations and the ultimate impact it will have on our future results of operations.

•

Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the first quarter of fiscal 2011, we received a certificate of occupancy for The Ritz-Carlton Residences, Vail and we closed on 57 units under contract. We have an additional 36 units under contract that have either defaulted, or we anticipate will default, or will be rescinded (see Part I Item 3. Legal Proceedings). Subsequent to October 31, 2010, one additional Ritz-Carlton Residence, Vail unit under contract closed. We currently have on a combined basis 112 units available for sale at The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge and Crystal Peak Lodge at Breckenridge. We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the credit markets and a slowdown in the overall real estate market. Buyers have been or may be unable to close on units in part due to a reduction in funds available to buyers and/or decreases in mortgage availability. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices in an effort to sell and close on units available for sale, although we currently have no plans to do so.

•

Over the past several years our Real Estate segment results have reflected the completion of several real estate projects, including The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge, the Arrabelle at Vail Square, Vail’s Front Door, Crystal Peak Lodge at Breckenridge, Gore Creek Place in Vail’s Lionshead Village and Mountain Thunder in Breckenridge. Although we continue to undertake planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects until the current economic environment for real estate improves. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to time the launch of future projects with a more favorable economic environment.

•

We had $19.6 million in cash and cash equivalents as of October 31, 2010, as well as $299.4 million available under the revolver component of our senior credit facility (the “Credit Facility”). We have self-funded the completion of The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge and while we have from time to time been required to borrow under the revolver component of our Credit Facility, especially during our seasonal low points outside of the ski season we believe we have reached an inflection point where proceeds from future real estate closings on The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge are expected to significantly exceed any remaining completion costs or carrying costs.

•

Under GAAP, we are required to test goodwill for impairment annually, which we do during the fourth quarter of each fiscal year. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams. Our fiscal 2010 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if a more severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values of our reporting units which may result in a goodwill and/or indefinite-lived intangible asset impairment charge attributable to certain goodwill and/or indefinite lived-intangible assets, particularly related to our lodging operations.

RESULTS OF OPERATIONS

Summary

Due to the seasonality of our Resort operations, we normally incur net losses during the first fiscal quarter, as shown in the summary of operating results below for the three months ended October 31, 2010, compared to the three months ended October 31, 2009 (in thousands):

	Three Months Ended October 31,
	2010	2009

Mountain Reported EBITDA	$(41,577)	$(37,010)
Lodging Reported EBITDA	1,543	(1,268)

Resort Reported EBITDA	(40,034)	(38,278)
Real Estate Reported EBITDA	4,198	1,115

Loss before benefit from income taxes	(71,174)	(69,065)
Net loss attributable to Vail Resorts, Inc.	$(43,023)	$(41,173)

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2010 compared to the three months ended October 31, 2009

Mountain segment operating results for the three months ended October 31, 2010 and 2009 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase
	2010	2009	(Decrease)

Net Mountain revenue:
Lift tickets	$—	$—	—%
Ski school	—	—	—%
Dining	4,106	3,468	18.4%
Retail/rental	22,053	21,538	2.4%
Other	14,620	14,198	3.0%

Total Mountain net revenue	$40,779	$39,204	4.0%

Mountain operating expense:
Labor and labor-related benefits	$24,682	$23,384	5.6%
Retail cost of sales	12,657	12,563	0.7%
General and administrative	24,189	20,273	19.3%
Other	21,608	20,248	6.7%

Total Mountain operating expense	$83,136	$76,468	8.7%

Mountain equity investment income, net	780	254	207.1%

Total Mountain Reported EBITDA	$(41,577)	$(37,010)	(12.3)%

Total Mountain Reported EBITDA includes $2.0 million and $1.6 million of stock-based compensation expense for the three months ended October 31, 2010 and 2009, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our ski resorts generally do not open for ski operations until our second fiscal quarter. The first fiscal quarter consists primarily of operating and administrative expense plus summer business and retail operations.

Total Mountain net revenue increased in the three months ended October 31, 2010 compared to the three months ended October 31, 2009 in part due to a $0.6 million, or 18.4%, increase in dining revenue primarily due to an increase in group and wedding business at our mountain resorts. Additionally, retail/rental revenue increased $0.5 million, or 2.4%, due to increased retail sales primarily driven by higher sales at our Colorado front range and San Francisco Bay area stores.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended October 31, 2010, other revenue increased $0.4 million, or 3.0%, compared to the three months ended October 31, 2009, primarily due to an increase in internet advertising and marketing revenue due to the acquisition of Mountain News Corporation in May 2010, employee housing revenue and on-mountain summer activities primarily in Breckenridge and Vail, partially offset by a decrease in municipal services revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $6.7 million, or 8.7%, during the three months ended October 31, 2010 compared to the three months ended October 31, 2009. This increase in operating expense was primarily attributable to acquisition related costs of $3.1 million relating to our acquisition of Northstar-at-Tahoe (included in general and administrative), operating expenses of Northstar-at-Tahoe for the period from date of acquisition of $0.4 million, and $0.9 million (included in other expense) in assessments for extensive renovations to a commercial property in Breckenridge in which we are a tenant. Excluding the impact of these expenses, operating expense increased $2.2 million, or 2.9%, for the three months ended October 31, 2010 compared to the three months ended October 31, 2009. Labor and labor-related benefits increased $1.1 million, or 4.6%, during the three months ended October 31, 2010 compared to the three months ended October 31, 2009 due to increased staffing levels driven by higher sales volume in dining, retail and summer operations and reinstatement of some of the prior year’s wage and benefit reductions with a 2.0% wage increase for employees effective April 1, 2010. Retail cost of sales increased $0.1 million, or 0.7%, mostly due to increased volume. Other expense increased $0.5 million, or 2.3%, primarily due to increased food and beverage cost of sales due to an increase in dining revenue and higher repairs and maintenance expense.

Mountain equity investment income, net, which primarily represents our share of income from our real estate brokerage joint venture, was favorably impacted for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 by an overall increase in real estate closings primarily from multi-unit projects.

Lodging Segment

Three months ended October 31, 2010 compared to the three months ended October 31, 2009

Lodging segment operating results for the three months ended October 31, 2010 and 2009 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended		Percentage
	October 31,		Increase
	2010	2009	(Decrease)

Lodging net revenue:
Owned hotel rooms	$11,753	$10,997	6.9%
Managed condominium rooms	4,756	4,410	7.8%
Dining	9,956	8,946	11.3%
Transportation	1,754	1,787	(1.8)%
Golf	6,898	6,759	2.1%
Other	9,261	8,456	9.5%

Total Lodging net revenue	$44,378	$41,355	7.3%

Lodging operating expense:
Labor and labor-related benefits	$21,866	$20,375	7.3%
General and administrative	7,072	6,707	5.4%
Other	13,897	15,541	(10.6)%

Total Lodging operating expense	$42,835	$42,623	0.5%

Total Lodging Reported EBITDA	$1,543	$(1,268)	221.7%

Owned hotel statistics:
ADR	$179.52	$175.92	2.0%
RevPar	$107.49	$89.24	20.5%

Managed condominium statistics:
ADR	$176.25	$176.07	0.1%
RevPar	$33.19	$26.46	25.4%

Owned hotel and managed condominium statistics (combined):
ADR	$178.53	$175.96	1.5%
RevPar	$64.25	$53.08	21.0%

Total Lodging Reported EBITDA includes $0.6 million and $0.5 million of stock-based compensation expense for the three months ended October 31, 2010 and 2009, respectively.

Total Lodging net revenue for the three months ended October 31, 2010 increased $3.0 million, or 7.3%, compared to the three months ended October 31, 2009.

Revenue from owned hotel and managed condominium rooms increased $1.1 million, or 7.2%, for the three months ended October 31, 2010 compared to the three months ended October 31, 2009, which was driven primarily by an increase in occupancy of 5.8 percentage points. This increase in room revenue was primarily due to an increase in group business at our Keystone lodging properties, resulting in an increase in group room revenue of $0.7 million, or 28.7%, as well as an increase in transient guest visitation primarily at GTLC. GTLC’s room revenue increased from $6.8 million to $7.2 million for the three months ended October 31, 2010 resulting in an increase of $0.4 million, or 6.3%, compared to the three months ended October 31, 2009, as GTLC’s ADR and occupancy increased 3.0% and 4.3 percentage points, respectively.

Dining revenue for the three months ended October 31, 2010 increased $1.0 million, or 11.3%, as compared to the three months ended October 31, 2009, due to an increase in group visitation primarily at our Keystone lodging properties ($0.5 million increase in revenue) and an increase in transient visitation at GTLC ($0.4 million increase in revenue). Transportation revenues were down $0.1 million, or 1.8%, for the three months ended October 31, 2010 compared to the three months ended October 31, 2009, due to a decline in revenue per passenger partially offset by a 1.2% increase in passengers. Golf revenues increased $0.1 million, or 2.1%, for the three months ended October 31, 2010 compared to the three months ended October 31, 2009, due to a 7.7% increase in the number of golf rounds played partially offset by lower revenue per round. Other revenue increased $0.8 million, or 9.5%, in the three months ended October 31, 2010 compared to the three months ended October 31, 2009, primarily due to a $0.3 million increase in conference services revenue due to increased group business at our Keystone lodging properties, an increase in retail sales at GTLC due to an increase in transient guest visitation and an increase in ancillary revenue from managed properties.

Operating expense increased $0.2 million, or 0.5%, for the three months ended October 31, 2010 compared to the three months ended October 31, 2009. Operating expense in the current year benefitted from the receipt of $2.9 million, net of legal expenses, (included as a credit in other expense) for the settlement of alleged damages related to the CME acquisition partially offset by $0.4 million (included in other expense) in assessments for extensive renovations to a commercial property in Breckenridge in which we are a tenant. Excluding the impact of these items, operating expense increased $2.7 million, or 6.4%, primarily due to (i) an increase in labor and labor-related benefits of $1.5 million, or 7.3%, primarily due to higher staffing levels associated with the increased occupancy and reinstatement of some of the prior year’s wage and benefit reductions with a 2.0% wage increase for employees effective April 1, 2010, (ii) an increase in general and administrative expense of $0.4 million, or 5.4%, primarily due to an increase in estimated uncollectible accounts receivable due to a prior year credit and (iii) an increase in other expense of $0.9 million, or 5.7%, primarily due to variable operating costs associated with higher revenue including higher food and beverage and retail cost of sales, repairs and maintenance and other operating expense.

Real Estate Segment

Three months ended October 31, 2010 compared to the three months ended October 31, 2009

Real Estate segment operating results for the three months ended October 31, 2010 and 2009 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	October 31,		Increase
	2010	2009	(Decrease)

Total Real Estate net revenue	$149,261	$205	72,710%
Real Estate operating expense:
Cost of sales (including sales commission)	138,548	—	—
Other	6,515	5,177	25.8%

Total Real Estate operating expense	145,063	5,177	2,702%

Gain on sale of real property	—	6,087	(100.0)%

Total Real Estate Reported EBITDA	$4,198	$1,115	276.5%

Total Real Estate Reported EBITDA includes $0.8 million and $1.4 million of stock-based compensation expense for the three months ended October 31, 2010 and 2009, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue volumes and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended October 31, 2010

Real Estate segment net revenue for the three months ended October 31, 2010 was driven primarily by the closing of 57 condominium units (45 units sold to The Ritz-Carlton Development Company and 12 units sold to individuals) at The Ritz-Carlton Residences, Vail ($149.0 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,213). The Ritz-Carlton Residences, Vail average price per square foot is driven by The Ritz-Carlton brand, its premier Lionshead location at the base of Vail, its proximity to the Eagle Bahn gondola and the comprehensive and exclusive amenities related to the project.

Operating expense for the three months ended October 31, 2010 included cost of sales of $135.5 million resulting from the closing of 57 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,103). The cost per square foot for The Ritz-Carlton Residences, Vail is reflective of the high-end features and amenities associated with a Ritz-Carlton project compared to other Vail properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $3.1 million were incurred commensurate with revenue recognized. Other operating expense of $6.5 million (including $0.8 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Three months ended October 31, 2009

During the three months ended October 31, 2009, we sold a land parcel located at the Arrowhead base area of the Beaver Creek Resort for $8.5 million and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales).

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

Other Items

In addition to segment operating results, the following material items contributed to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2010 increased $0.5 million compared to the same period in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures.

Investment income. Investment income was relatively flat for the three months ended October 31, 2010 compared to the same period in the prior year, primarily due to similar amounts in the average invested cash during the period.

Interest expense, net. The increase in interest expense, net for the three months ended October 31, 2010 compared to the same period in the prior year is primarily due to the cessation of the capitalization of interest on self-funded real estate projects, as all current real estate projects have reached substantial completion during the three months ended October 31, 2010.

Net loss attributable to noncontrolling interests, net. Net loss attributable to noncontrolling interest for the three months ended October 31, 2010 decreased $2.3 million compared to the same period in the prior year due to our acquisition of the remaining noncontrolling interest in SSI Ventures, LLC (“SSV”) on April 30, 2010, resulting in us owning 100% of SSV during this seasonally low quarter of the current year as compared to approximately 70% during the same quarter last year.

Income taxes. The effective tax rate for the three months ended October 31, 2010 was 39.5% compared to the effective tax rate for the three months ended October 31, 2009 of 37.0%. The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items), and net income/loss attributable to noncontrolling interests. Additionally, we recorded a $0.7 million and a $0.3 million income tax benefit in the three months ended October 31, 2010 and 2009, respectively, due to the reversal of income tax contingencies resulting from the expiration of the statute of limitations.

In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of net operating losses (“NOLs”) relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the Internal Revenue Service (“IRS”) completed its examination of our filing position in our amended returns and disallowed our request for a refund and our position to remove the restriction on the NOLs. We appealed the examiner’s disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. Due to the uncertainty surrounding the utilization of the NOLs, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements; thus if we are unsuccessful in our action regarding this matter it will not negatively impact our results of operations.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended
	October 31,
	2010	2009

Mountain Reported EBITDA	$(41,577)	$(37,010)
Lodging Reported EBITDA	1,543	(1,268)

Resort Reported EBITDA	(40,034)	(38,278)
Real Estate Reported EBITDA	4,198	1,115

Total Reported EBITDA	(35,836)	(37,163)
Depreciation and amortization	(27,732)	(27,184)
Gain (loss) on disposal of fixed assets, net	92	(113)
Investment income	238	230
Interest expense, net	(7,936)	(4,835)

Loss before benefit from income taxes	(71,174)	(69,065)
Benefit from income taxes	28,114	25,554

Net loss	(43,060)	(43,511)

Net loss attributable to noncontrolling interests	37	2,338

Net loss attributable to Vail Resorts, Inc.	$(43,023)	$(41,173)

The following table reconciles Net Debt (in thousands):

	October 31,
	2010	2009

Long-term debt	$513,007	$489,919
Long-term debt due within one year	1,958	1,862

Total debt	514,965	491,781
Less: cash and cash equivalents	19,578	13,019

Net debt	$495,387	$478,762

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, we have seasonally low cash and cash equivalents on hand in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have essentially no ski operations. Additionally, cash provided by or used in operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we generated $4.8 million of cash and used $56.3 million of cash in the three months ended October 31, 2010 and October 31, 2009, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows. Additionally, we believe we have reached an inflection point, where anticipated future closings of One Ski Hill Place and The Ritz-Carlton Residences, Vail units will provide a source of cash flows from operations in fiscal 2011 (for example, we received $128.8 million in proceeds (net of sales commissions) from the sale of 57 condominium units at The Ritz-Carlton Residences, Vail during the three months ended October 31, 2010) and beyond that we expect will significantly exceed anticipated future expenditures as these projects are substantially complete, including net carrying costs (as further discussed below within Significant Uses of Cash). However, we cannot predict the ultimate amount of proceeds we will receive given the current state of the real estate market as well as the fact that certain buyers or potential buyers may be unable to close on their units due to a reduction in funds available to buyers and/or decreases in mortgage availability.

In addition to our $19.6 million of cash and cash equivalents at October 31, 2010, we have available $299.4 million under our Credit Facility (which represents the total commitment of $400.0 million less the current outstanding balance of $20.0 million and certain letters of credit outstanding of $80.6 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal year quarters), borrowings under the Credit Facility, if needed, and proceeds from future real estate closings. We believe the Credit Facility, which matures in 2012, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.0%.

Three months ended October 31, 2010 compared to the three months ended October 31, 2009

We generated $118.2 million of cash from operating activities during the three months ended October 31, 2010, compared to using $45.0 million of cash for the three months ended October 31, 2009. The increase in operating cash flows was primarily a result of real estate closings that occurred in the three months ended October 31, 2010, which generated $128.8 million in proceeds (net of sales commissions and deposits previously received) compared to no real estate closings that occurred in the three months ended October 31, 2009. Additionally, investments in real estate decreased $49.7 million during the three months ended October 31, 2010 compared to the three months ended October 31, 2009. Partially offsetting the above items was an increase in other assets and accounts receivable of $5.6 million and $2.9 million, respectively, and a decrease in accounts payable and accrued liabilities of $1.6 million.

Cash used in investing activities for the three months ended October 31, 2010 increased by $85.3 million compared to the three months ended October 31, 2009, due to the acquisition of Northstar-at-Tahoe in October 2010 for $60.5 million (net of cash assumed), an increase in resort capital expenditures of $16.1 million during the three months ended October 31, 2010, and the cash receipt of $8.9 million primarily related to a land parcel we sold during the three months ended October 31, 2009.

Cash used in financing activities increased $16.7 million during the three months ended October 31, 2010, compared to the three months ended October 31, 2009, resulting from a reduction in net borrowings under the Credit Facility of $15.0 million during the three months ended October 31, 2010.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in operations and to a lesser extent expenditures remaining on substantially completed real estate development projects.

We expect to spend approximately $110 million to $115 million in calendar year 2010 on real estate under development, including the construction of associated resort-related depreciable assets, of which approximately $98 million was spent as of October 31, 2010, leaving approximately $12 million to $17 million to spend in the remainder of the calendar year 2010 for the completion of The Ritz-Carlton Residences, Vail and other projects. We have entered into contracts with third parties to provide services to us throughout the course of project development; commitments for future services to be performed under such current contracts total approximately $9 million and are expected to be performed primarily over the remainder of the 2010 calendar year. We currently have no plans to commit to the development of significant new real estate projects.

We have historically invested significant cash in capital expenditures for our resort operations, and expect to continue to invest in the future; however, plans for such investment were reduced in calendar year 2009 given the significant level of capital expenditures made in the previous few years, including individually significant projects that do not annually re-occur, such as gondolas and major hotel renovations coupled with the economic environment. We have increased our level of expected resort discretionary investment for calendar year 2010 above the calendar year 2009 level, although such spending is still expected to remain below the 2007 and 2008 calendar year levels. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our six ski resorts (expenditures in calendar year 2010 for Northstar-at-Tahoe are not expected to be significant given the timing of closing on the acquisition) and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $75 million to $85 million of resort capital expenditures for calendar year 2010, excluding resort depreciable assets arising from real estate activities noted above, of which approximately $57 million was spent as of October 31, 2010, leaving approximately $18 million to $28 million to spend in the remainder of the calendar year 2010. Included in these capital expenditures are approximately $37 million to $42 million which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar 2010 include, among other projects a new high speed chairlift to serve Vail mountain’s back bowls; a new on-mountain restaurant at Heavenly; a new coaster slide at Breckenridge; expansion of Vail mountain’s adventure ridge; Keystone Lodge guest room renovation, new marketing campaign management software and software development as well as radio frequency scanners at each lift to support the newly launched EpicMix initiative. Additionally, we expect our capital expenditures will increase proportionately in the future due to the acquisition of Northstar-at-Tahoe on October 25, 2010. We currently plan to utilize cash on hand, borrowings available under our Credit Facility and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans. Additionally, we do not expect to make any significant income tax payments throughout the year ending July 31, 2011 due to estimated tax losses from August 2010 through December 2010 (we are a calendar year tax payer) and planned accelerated tax deductions, subject to a settlement of the dispute with the IRS over the utilization of NOLs previously discussed.

Principal payments on the vast majority of our long-term debt ($489.6 million of the total $513.0 million debt outstanding as of October 31, 2010) are not due until fiscal 2014 and beyond. As of October 31, 2010 and 2009, total long-term debt (including long-term debt due within one year) was $515.0 million and $491.8 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $478.8 million as of October 31, 2009 to $495.4 million as of October 31, 2010 due primarily to borrowings under the revolver portion of our Credit Facility partially offset with an increase in cash and cash equivalents.

Our debt service requirements can be impacted by changing interest rates as we had $72.6 million of variable-rate debt outstanding as of July 31, 2010. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.7 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Facility or other alternative financing arrangements, including non-recourse real estate financings, we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We believe we can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our Credit Facility is scheduled to mature in fiscal 2012 and our 6.75% Senior Subordinated Notes (the “6.75% Notes”) are due in fiscal 2014. In the year ending July 31, 2011, we may consider obtaining new financing or re-financing one or both of these debt financings depending on many factors, including current credit markets and terms available to us.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares. We did not repurchase any shares of common stock during the three months ended October 31, 2010. Since inception of this stock repurchase plan, we have repurchased 4,264,804 shares at a cost of approximately $162.8 million, through October 31, 2010. As of October 31, 2010, 1,735,196 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plans. Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005, as amended, between The Vail Corporation (our wholly-owned subsidiary), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing our Credit Facility and the Indenture, governing the 6.75% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The stock repurchase program may be discontinued at any time.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2010. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2011. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Facility. While we anticipate that we would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	our ability to grow our resort and real estate operations;

•	our ability to successfully complete real estate development projects and achieve the anticipated financial benefits from such projects;

•	further adverse changes in real estate markets;

•	continued volatility in credit markets;

•	our ability to obtain financing on terms acceptable to us to finance our real estate development, capital expenditures and growth strategy;

•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;

•	adverse consequences of current or future legal claims;

•	our ability to hire and retain a sufficient seasonal workforce;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	negative publicity which diminishes the value of our brands;

•	our ability to integrate and successfully realize anticipated benefits of future acquisitions; and

•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in this Form 10-Q and in Part I, Item 1A “Risk Factors” of the Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2010, we had $72.6 million of variable rate indebtedness, representing approximately 14% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2010 of 0.8%. Based on variable-rate borrowings outstanding as of October 31, 2010, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.7 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the year ended July 31, 2007, we entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons. On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”). On July 27, 2007, we filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations. Our request for a preliminary injunction to prevent the closing of the acquisition by Talisker of The Canyons from ASC was denied. Talisker filed an answer to our complaint along with three counterclaims. Peninsula filed a motion to dismiss, which was denied. On October 21, 2009, we filed a Stipulated Motion to Dismiss ASC and agreed that we would not seek any relief that would have the effect of invalidating the sale by ASC to Talisker Canyons Finance Co, LLC. On January 12, 2010, Peninsula filed an answer to our complaint and brought cross claims against Talisker and a third party complaint against Mark Robbins (Peninsula’s former managing member), Jacob Bistricer (Talisker Corporation’s CEO), and Talisker Canyons Acquisition Co. LLC. Talisker moved to strike Peninsula’s answer, cross claims and third party complaint. After the District Court denied Talisker’s motion to strike Peninsula’s answer, cross claims and third party complaint, Talisker and Talisker Canyons Acquisition Co. LLC filed a motion to dismiss Peninsula’s cross claims and third party complaint on April 6, 2010. Jacob Bistricer subsequently filed a motion to dismiss Peninsula’s claims against him for a lack of jurisdiction. Peninsula has since responded to these motions to dismiss. Additionally, on May 13, 2010, Peninsula informed the District Court that Peninsula had effected personal service over Mark Robbins. On June 1, 2010, Talisker moved to stay the action, and Robbins moved for an extension of time to file an answer, pending resolution of a Delaware State Court action concerning internal control issues regarding Peninsula. The District Court has yet to take action regarding the pending motions. We continue to pursue this action, but are unable to predict the ultimate outcome of the above described actions.

Internal Revenue Service Litigation

On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOL carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS has disallowed refunds associated with those NOL carry forwards and we disagree with the IRS action disallowing the utilization of the NOLs. The IRS filed its answer on November 6, 2009 denying liability for our claimed refunds. The parties completed discovery on August 31, 2010, and completed the briefing of their respective summary judgment motions on October 25, 2010. It is unknown when the Court will issue its summary judgment rulings and we are unable to predict the ultimate outcome of this matter.

The Ritz-Carlton Residences, Vail Litigation

The holders of contracts to purchase 14 Ritz-Carlton Residences, Vail units commenced actions seeking rescission of their contracts based on a disputed delivery date included in their respective purchase and sale agreements. We have settled seven of the cases, relating to 11 of the units, leaving only three units still subject to litigation.

Specifically, we are a defendant in one case filed in District Court in Eagle County, Colorado: Stadium Limited v. RCR Vail, LLC, 10cv618, filed on August 1, 2010. We are also a defendant in two cases filed in United States District Court, District of Colorado,: Aldarondo v. RCR Vail, LLC, 10cv767, filed on April 9, 2010, and John M. Johnson Revocable Trust and Milford Holding Inv. Inc. v. RCR Vail, LLC, filed on November 8, 2010.

The Stadium Limited and Aldarondo complaints allege similar causes of action, primarily breach of contract, based on the failure of us to deliver the units under the purchase and sale agreements by a certain specific disputed date. The Aldarondo complaint also alleges violations of the Federal Interstate Land Sales Full Disclosure Act (ILSFDA), which we have moved to dismiss for failure to state a claim. Stadium Limited and Aldarondo each seek rescission of their contracts and return of their deposits under the purchase and sale agreements. We dispute that we have breached our obligations under the purchase and sale agreements and deny that the contract holders are entitled to the relief that they are seeking.

The John. M. Johnson Revocable Trust complaint also alleges breach of contract, for failure to complete the common elements of the project by a certain specific date. Plaintiffs seek termination of the contract and return of the deposit. We contend that legitimate delays, provided for in the contract, extended the deadline for completion of the common elements and therefore we are not in breach of any obligation.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page

3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed February 6, 2009.)

4.1(a)	Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee (Including Exhibit A, Form of Global Note). (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004.)

4.1(b)	Supplemental Indenture, dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.34 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

4.1(c)	Form of Global Note. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed February 2, 2004.)

4.1(d)	Supplemental Indenture, dated as of April 26, 2007 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

4.1(e)	Supplemental Indenture, dated as of July 11, 2008 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

4.1(f)	Supplemental Indenture, dated as of January 29, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2009.)

4.1(g)	Supplemental Indenture, dated as of August 24, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(g) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

4.1(h)	Supplemental Indenture, dated as of May 26, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(h) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2010.)

4.1(i)	Supplemental Indenture, dated as of July 15, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(i) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2010.)

4.1(j)	Supplemental Indenture, dated as of November 15, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	39

Exhibit Number	Description	Sequentially Numbered Page

10.1	Consent, Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 25, 2010, among The Vail Corporation (d/b/a Vail Associates, Inc.) as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent.	46

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	65

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	66

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	67

101	The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2010 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of October 31, 2010 (unaudited), July 31, 2010, and October 31, 2009 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2010 and October 31, 2009; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2010 and October 31, 2009; and (iv) Notes to the Consolidated Condensed Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2010		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: December 7, 2010		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer