Form 10-Q
period 2011-01-31
VAIL RESORTS INC
filed 2011-03-10
CIK 812011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 3, 2011, 36,006,632 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2011, July 31, 2010 and January 31, 2010	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2011 and 2010	F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2011 and 2010	F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2011 and 2010	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	January 31,	July 31, 2010	January 31,
	2011		2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,251	$14,745	$58,008
Restricted cash	15,900	11,834	15,532
Trade receivables, net	55,123	53,622	45,366
Inventories, net	54,586	48,295	51,641
Other current assets	47,199	42,249	51,684

Total current assets	270,059	170,745	222,231
Property, plant and equipment, net (Note 6)	1,044,498	1,027,390	1,039,555
Real estate held for sale and investment	281,699	422,164	414,501
Goodwill, net (Note 6)	271,105	181,085	167,950
Intangible assets, net	90,269	89,273	79,167
Other assets	44,163	32,152	32,661

Total assets	$2,001,793	$1,922,809	$1,956,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$311,239	$255,326	$339,256
Income taxes payable	23,355	32,729	10,482
Long-term debt due within one year (Note 4)	2,708	1,869	1,870

Total current liabilities	337,302	289,924	351,608
Long-term debt (Note 4)	495,049	524,842	489,865
Other long-term liabilities (Note 6)	238,776	197,160	197,759
Deferred income taxes	109,963	108,496	113,808
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest (Note 2)	—	—	21,318
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,270,021 (unaudited), 40,173,891 and 40,125,318 (unaudited) shares issued, respectively	403	401	401
Additional paid-in capital	569,955	563,816	561,103
Retained earnings	398,908	387,380	356,512
Treasury stock, at cost; 4,264,804 (unaudited), 4,264,804 and 3,878,535 (unaudited) shares, respectively (Note 11)	(162,827)	(162,827)	(147,828)

Total Vail Resorts, Inc. stockholders’ equity	806,439	788,770	770,188
Noncontrolling interests	14,264	13,617	11,519

Total stockholders’ equity (Note 2)	820,703	802,387	781,707

Total liabilities and stockholders’ equity	$2,001,793	$1,922,809	$1,956,065

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	January 31,
	2011	2010
Net revenue:
Mountain	$318,277	$260,978
Lodging	44,720	38,676
Real estate	25,147	870

Total net revenue	388,144	300,524
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	191,224	154,018
Lodging	43,839	37,788
Real estate	25,344	7,417

Total segment operating expense	260,407	199,223
Other operating (expense) income:
Depreciation and amortization	(30,276)	(27,772)
(Loss) gain on disposal of fixed assets, net	(400)	12

Income from operations	97,061	73,541
Mountain equity investment income, net	138	207
Investment income	226	192
Interest expense, net	(8,659)	(4,148)

Income before provision for income taxes	88,766	69,792
Provision for income taxes	(34,209)	(24,713)

Net income	54,557	45,079
Net income attributable to noncontrolling interests	(6)	(4,389)

Net income attributable to Vail Resorts, Inc.	$54,551	$40,690

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$1.52	$1.12

Diluted net income per share attributable to Vail Resorts, Inc.	$1.48	$1.11

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six months ended
	January 31,
	2011	2010
Net revenue:
Mountain	$359,056	$300,182
Lodging	89,098	80,031
Real estate	174,408	1,075

Total net revenue	622,562	381,288
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	274,360	230,486
Lodging	86,674	80,411
Real estate	170,407	12,594

Total segment operating expense	531,441	323,491
Other operating (expense) income:
Depreciation and amortization	(58,008)	(54,956)
Gain on sale of real property	—	6,087
Loss on disposal of fixed assets, net	(308)	(101)

Income from operations	32,805	8,827
Mountain equity investment income, net	918	461
Investment income	464	422
Interest expense, net	(16,595)	(8,983)

Income before (provision) benefit for income taxes	17,592	727
(Provision) benefit for income taxes	(6,095)	841

Net income	11,497	1,568
Net loss (income) attributable to noncontrolling interests	31	(2,051)

Net income (loss) attributable to Vail Resorts, Inc.	$11,528	$(483)

Per share amounts (Note 3):
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.32	$(0.01)

Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.31	$(0.01)

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net income	$11,497	$1,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,008	54,956
Cost of real estate sales	149,384	—
Stock-based compensation expense	6,437	6,368
Deferred income taxes, net	6,095	(841)
Gain on sale of real property	—	(6,087)
Other non-cash income, net	(4,112)	(3,009)
Changes in assets and liabilities:
Restricted cash	(3,886)	(4,467)
Trade receivables, net	2,225	12,697
Inventories, net	(4,473)	(2,694)
Investments in real estate	(11,248)	(109,186)
Accounts payable and accrued liabilities	69,984	61,238
Deferred real estate deposits	(30,248)	139
Other assets and liabilities, net	(5,958)	3,449

Net cash provided by operating activities	243,705	14,131
Cash flows from investing activities:
Capital expenditures	(61,887)	(36,245)
Acquisition of business	(60,528)	—
Cash received from sale of real property	—	8,920
Other investing activities, net	(256)	(234)

Net cash used in investing activities	(122,671)	(27,559)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	189,000	85,962
Payments of long-term debt	(226,067)	(86,188)
Other financing activities, net	(1,461)	2,364

Net cash (used in) provided by financing activities	(38,528)	2,138

Net increase (decrease) in cash and cash equivalents	82,506	(11,290)
Cash and cash equivalents:
Beginning of period	14,745	69,298

End of period	$97,251	$58,008

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The July 31, 2010 Consolidated Condensed Balance Sheet was derived from audited financial statements.

Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Noncontrolling Interests in Consolidated Financial Statements—Net income (loss) attributable to noncontrolling interests along with net income (loss) attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. However, prior to April 30, 2010, GSSI LLC (“GSSI”) held a noncontrolling interest in SSI Venture, LLC (“SSV”) (the Company’s retail/rental operations) of which GSSI held a redemption feature, as a result of a put option, and as such the Company recorded the redeemable noncontrolling interest in SSV in the mezzanine section of the Consolidated Condensed Balance Sheet, outside of stockholders’ equity. The Company had recorded the redeemable noncontrolling interest at the redemption value as prescribed in the operating agreement between GSSI and the Company at the end of each reporting period. At the end of each reporting period if the redemption value was below the carrying value of the noncontrolling interest, the difference was recorded in noncontrolling interests as a component of stockholders’ equity; however, if the redemption value exceeded the carrying value of the noncontrolling interest the difference was recorded to retained earnings. On April 23, 2010, the Company entered into a transfer agreement with GSSI to acquire all of GSSI’s remaining 30.7% ownership interest in SSV for a negotiated price of $31.0 million. The purchase of GSSI’s interest in SSV was completed on April 30, 2010, resulting in the Company holding 100% interest in SSV. As a result of this purchase, equity-noncontrolling interest and redeemable noncontrolling interest related to SSV were eliminated. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Six Months Ended January 31,
	2011			2010
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$788,770	$13,617	$802,387	$765,295	$15,411	$780,706
Net income (loss)	11,528	(31)	11,497	(483)	2,051	1,568
Stock-based compensation expense	6,437	—	6,437	6,368	—	6,368
Issuance of shares under share award plans	(358)	—	(358)	(672)	—	(672)
Tax benefit (expense) from share award plans	62	—	62	(320)	—	(320)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	(5,903)	(5,903)
Contributions (Distributions) from/to noncontrolling interests, net	—	678	678	—	(40)	(40)

Balance, end of period	$806,439	$14,264	$820,703	$770,188	$11,519	$781,707

Fair Value Instruments— The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.75% Senior Subordinated Notes (“6.75% Notes”) (Note 4, Long-Term Debt) is based on quoted market price. The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of January 31, 2011 is presented below (in thousands):

	January 31, 2011
	Carrying	Fair
	Value	Value
6.75% Notes	$390,000	$394,875
Industrial Development Bonds	$41,200	$44,872
Other long-term debt	$13,982	$14,096

New Accounting Standards

Amendments to FASB Interpretation, Consolidation of Variable Interest Entities— In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which is included in Accounting Standards Codification (“ASC”) 810, “Consolidation” which amends the consolidation guidance for variable interest entities. Under this new standard, entities must perform a qualitative assessment in determining the primary beneficiary of a variable interest entity which includes, among other things, consideration as to whether a variable interest holder has the power to direct the activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This standard was effective for the Company beginning August 1, 2010 (the Company’s fiscal year ending July 31, 2011). The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

Revenue Recognition Guidance for Arrangements with Multiple Deliverables— In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverables Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition,” and the Emerging Issues Task Force Issue No. 08-01 “Revenue Arrangements with Multiple Deliverables”) which amends the revenue recognition guidance for arrangements with multiple deliverables. This new standard requires entities to allocate revenue in arrangements with multiple deliverables using estimated selling prices and eliminates the use of the residual method. The provisions of this new standard was effective for the Company beginning August 1, 2010 (the Company’s fiscal year ending July 31, 2011). The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

3.	Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended January 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$54,551	$54,551	$40,690	$40,690

Weighted-average shares outstanding	35,991	35,991	36,245	36,245
Effect of dilutive securities	—	807	—	509

Total shares	35,991	36,798	36,245	36,754

Net income per share attributable to Vail Resorts	$1.52	$1.48	$1.12	$1.11

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 87,000 and 31,000 for the three months ended January 31, 2011 and 2010, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2011 and 2010 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income (loss) per share:
Net income (loss) attributable to Vail Resorts	$11,528	$11,528	$(483)	$(483)
Weighted-average shares outstanding	35,964	35,964	36,223	36,223
Effect of dilutive securities	—	673	—	—

Total shares	35,964	36,637	36,223	36,223

Net income (loss) per share attributable to Vail Resorts	$0.32	$0.31	$(0.01)	$(0.01)

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 36,000 and 1.2 million for the six months ended January 31, 2011 and 2010, respectively.

4.	Long-Term Debt

Long-term debt as of January 31, 2011, July 31, 2010 and January 31, 2010 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (a)	2011	2010	2010
Credit Facility Revolver (b)	2016	$—	$35,000	$—
Industrial Development Bonds	2020	41,200	42,700	42,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.75% Senior Subordinated Notes	2014	390,000	390,000	390,000
Other	2011-2029	13,982	6,436	6,460

Total debt		497,757	526,711	491,735
Less: Current maturities (c)		2,708	1,869	1,870

Long-term debt		$495,049	$524,842	$489,865

(a)	Maturities shown in this column are based on the Company’s July 31 fiscal year end.
(b)	On January 25, 2011 The Vail Corporation, a wholly-owned subsidiary of the Company, amended and restated its senior credit facility (the “Credit Facility”). Key modifications to the Credit Facility included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016 (subject to the repayment or refinancing of the Company’s 6.75% Notes by November 15, 2013); increased grid pricing for interest rate margins (currently, under the Credit Facility, at LIBOR plus 1.75%) and commitment fees (currently, under the Credit Facility, at 0.35%); the expansion of baskets for improved flexibility in the Company’s ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants.

The Credit Facility is now referred to as the Fifth Amended and Restated Credit Agreement (“Credit Agreement”) between the Vail Corporation, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents and the Lenders party thereto, and consists of a $400 million revolving credit facility. The Company’s obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of the Company and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). The proceeds of loans made under the Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. The Credit Agreement matures January 2016 (unless repayment or refinancing of the 6.75% Notes is not completed by November 15, 2013 then such date becomes the maturity date). Borrowings under the Credit Agreement bear interest annually at a rate of (i) LIBOR plus a margin or (ii) the Agent’s prime lending rate. Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as such terms are defined in the Credit Agreement) on a trailing four-quarter basis. The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends. The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2011 reflected by fiscal year are as follows (in thousands):

2011	$2,202
2012	2,450
2013	2,194
2014	391,096
2015	1,107
Thereafter	98,708

Total debt	$497,757

The Company incurred gross interest expense of $8.7 million and $8.5 million for the three months ended January 31, 2011 and 2010, respectively, of which $0.4 million in each period was amortization of deferred financing costs. The Company had no capitalized interest during the three months ended January 31, 2011. The Company capitalized $4.4 million of interest (of which $4.0 million was related to real estate under development) during the three months ended January 31, 2010. The Company incurred gross interest expense of $17.1 million and $16.9 million for the six months ended January 31, 2011 and 2010, respectively, of which $0.8 million in each period was amortization of deferred financing costs. The Company capitalized $0.5 million of interest (related to real estate under development) and $7.9 million of interest (of which $7.1 million was related to real estate development) during the six months ended January 31, 2011 and 2010, respectively.

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

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands). The preliminary estimate of fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below.

Preliminary Estimates of Acquisition Date Fair Value
Accounts receivable, net	$3,007
Inventory, net	1,799
Other assets	1,488
Property, plant and equipment	9,469
Deferred income tax assets	16,936
Intangible assets	1,200
Goodwill	90,020

Total identifiable assets acquired	$123,919

Accounts payable and accrued liabilities	$6,599
Deferred revenue	5,281
Capital lease obligations	8,111
Unfavorable lease obligations, net	43,400

Total liabilities assumed	$63,391
Total purchase price	$60,528

The operations of Northstar-at-Tahoe are conducted on land and with operating assets owned by CNL Lifestyle Properties, Inc. under long-term lease agreements which were assumed by the Company. Under the terms of the leases, the Company estimates that it will be required to pay above market rates in the aggregate through the remainder of the initial lease term expiring in fiscal 2027. The Company has recorded a net unfavorable lease obligation for these leases that will be amortized as an adjustment to lease expense over the remaining initial lease term. Future minimum lease payments under the remaining initial term of these leases reflected by fiscal year as of January 31, 2011 are as follows (in thousands):

2011	$8,326
2012	9,568
2013	9,979
2014	11,514
2015	11,831
Thereafter	152,036

Total	$203,254

The excess of the purchase price over the aggregate fair values of assumed assets and liabilities was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Northstar-at-Tahoe and other factors. None of the goodwill is expected to be deductible for income tax purposes. The operating results of Northstar-at-Tahoe have contributed $31.3 million of net revenue for the three months ended January 31, 2011. Additionally, the Company has recognized $3.8 million of acquisition related expenses in the Consolidated Condensed Statement of Operations during the six months ended January 31, 2011.

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

Three Months Ended
January 31,
2010
Pro forma net revenue	$325,353
Pro forma net income attributable to Vail Resorts, Inc.	$44,307
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$1.22
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$1.21

	Six Months Ended
	January 31,
	2011	2010
Pro forma net revenue	$626,975	$410,384
Pro forma net income (loss) attributable to Vail Resorts, Inc.	$10,072	$(78)
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$0.28	$—
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$0.27	$—

6.	Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	January 31,	July 31,	January 31,
	2011	2010	2010
Land and land improvements	$270,629	$270,382	$269,248
Buildings and building improvements	788,378	769,382	738,165
Machinery and equipment	541,512	512,144	513,874
Furniture and fixtures	210,626	198,566	189,742
Software	61,173	56,498	52,942
Vehicles	41,623	35,447	35,208
Construction in progress	29,574	31,197	36,970

Gross property, plant and equipment	1,943,515	1,873,616	1,836,149
Accumulated depreciation	(899,017)	(846,226)	(796,594)

Property, plant and equipment, net	$1,044,498	$1,027,390	$1,039,555

The changes in the net carrying amount of goodwill allocated between the Company’s segments as of July 31, 2010 and January 31, 2011 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2010	$120,615	$60,470	$181,085
Northstar-at-Tahoe acquisition	90,020	—	90,020

Balance at January 31, 2011	$210,635	$60,470	$271,105

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2011	2010	2010
Trade payables	$71,289	$47,554	$55,677
Real estate development payables	9,702	31,203	42,635
Deferred revenue	100,614	53,298	83,363
Deferred real estate and other deposits	23,850	42,891	64,279
Accrued salaries, wages and deferred compensation	26,871	21,425	21,404
Accrued benefits	25,356	23,547	24,974
Accrued interest	13,828	13,939	13,788
Other accruals	39,729	21,469	33,136

Total accounts payable and accrued liabilities	$311,239	$255,326	$339,256

The composition of other long-term liabilities follows (in thousands):

	January 31,	July 31,	January 31,
	2011	2010	2010
Private club deferred initiation fee revenue and deposits	$147,196	$148,184	$150,980
Unfavorable lease obligation, net	40,073	—	—
Other long-term liabilities	51,507	48,976	46,779

Total other long-term liabilities	$238,776	$197,160	$197,759

7.	Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of January 31, 2011 the Employee Housing Entities had total assets of $34.0 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.0 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $5.3 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2011.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels. The Company has extended a $2.0 million note receivable to one of these entities. This entity was formed by unrelated third parties to acquire, own, operate and realize the value in resort hotel properties. The Company managed the day-to-day operations of this hotel property as of January 31, 2011. The Company has determined that this entity is a VIE, and the management contract along with the note receivable are significant variable interests in this VIE. The Company has also determined that it is not the primary beneficiary of this entity and, accordingly, is not required to consolidate this entity. Based upon the latest information provided by this third party entity, this VIE had estimated total assets of approximately $62.7 million and total liabilities of approximately $71.9 million. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to a $2.6 million note receivable, including accrued interest from the third party and the net book value of the intangible asset associated with a management agreement in the amount of $0.5 million as of January 31, 2011.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of January 31, 2011
Description	Balance at January 31, 2011	Level 1	Level 2	Level 3
Money Market	$402	$402	$—	$—
US Treasury	$8,297	$8,297	$—	$—
Certification of Deposit	$300	$—	$300	$—

	Fair Value Measurement as of July 31, 2010
Description	Balance at July 31, 2010	Level 1	Level 2	Level 3
Money Market	$399	$399	$—	$—
US Treasury	$8,297	$8,297	$—	$—
Certification of Deposit	$300	$—	$300	$—

	Fair Value Measurement as of January 31, 2010
Description	Balance at January 31, 2010	Level 1	Level 2	Level 3
Money Market	$8,698	$8,698	$—	$—
US Treasury	$—	$—	$—	$—
Certification of Deposit	$300	$—	$300	$—

9.	Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the

Company has recorded a liability of $1.8 million, $1.9 million and $1.8 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2011, July 31, 2010 and January 31, 2010, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees/ Indemnifications

As of January 31, 2011, the Company had various other letters of credit in the amount of $73.3 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $13.4 million of construction and development related guarantees and $5.4 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of January 31, 2011, July 31, 2010 and January 31, 2010 the accrual for the loss contingencies related to these matters was not material individually and in the aggregate.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net revenue:
Lift tickets	$155,173	$129,517	$155,173	$129,517
Ski school	37,296	30,069	37,296	30,069
Dining	26,405	19,789	30,512	23,257
Retail/rental	74,320	61,026	96,373	82,564
Other	25,083	20,577	39,702	34,775

Total Mountain net revenue	318,277	260,978	359,056	300,182
Lodging	44,720	38,676	89,098	80,031

Total Resort net revenue	362,997	299,654	448,154	380,213
Real Estate	25,147	870	174,408	1,075

Total net revenue	$388,144	$300,524	$622,562	$381,288

Operating expense:
Mountain	$191,224	$154,018	$274,360	$230,486
Lodging	43,839	37,788	86,674	80,411

Total Resort operating expense	235,063	191,806	361,034	310,897
Real estate	25,344	7,417	170,407	12,594

Total segment operating expense	$260,407	$199,223	$531,441	$323,491

Gain on sale of real property	$—	$—	$—	$6,087
Mountain equity investment income, net	$138	$207	$918	$461

Reported EBITDA:
Mountain	$127,191	$107,167	$85,614	$70,157
Lodging	881	888	2,424	(380)

Resort	128,072	108,055	88,038	69,777
Real Estate	(197)	(6,547)	4,001	(5,432)

Total Reported EBITDA	$127,875	$101,508	$92,039	$64,345

Real estate held for sale and investment	$281,699	$414,501	$281,699	$414,501

Reconciliation to net income (loss) attributable to Vail Resorts, Inc:

Total Reported EBITDA	$127,875	$101,508	$92,039	$64,345
Depreciation and amortization	(30,276)	(27,772)	(58,008)	(54,956)
(Loss) gain on disposal of fixed assets, net	(400)	12	(308)	(101)
Investment income	226	192	464	422
Interest expense, net	(8,659)	(4,148)	(16,595)	(8,983)

Income before (provision) benefit for income taxes	88,766	69,792	17,592	727
(Provision) benefit for income taxes	(34,209)	(24,713)	(6,095)	841

Net income	$54,557	$45,079	$11,497	$1,568
Net (income) loss attributable to noncontrolling interests	(6)	(4,389)	31	(2,051)

Net income (loss) attributable to Vail Resorts, Inc.	$54,551	$40,690	$11,528	$(483)

11.	Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. Since inception of its stock repurchase plan through January 31, 2011, the Company has repurchased 4,264,804 shares at a cost of approximately $162.8 million. As of January 31, 2011, 1,735,196 shares remained available under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.

12.	Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for VR Acquisition, Inc., BCRP, Inc., Booth Creek Ski Holdings, Inc., Trimont Land Company, Northstar Commercial Properties LLC, Northstar Group Restaurant Properties LLC, Eagle Park Reservoir Company, Gros Ventre Utility Company, Mountain Thunder, Inc., Larkspur Restaurant & Bar, LLC, Gore Creek Place, LLC and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” On April 30, 2010, the Company acquired GSSI’s remaining noncontrolling interest in SSV (see Note 2, Summary of Significant Accounting Policies). Subsequent to this transaction, SSV became a Guarantor Subsidiary under the 6.75% Notes. As such, the Company has included SSV under Guarantor Subsidiaries in the accompanying supplemental condensed financial statements. Reclassifications for SSV have been made to the financial information as of and for the three and six months ended January 31, 2010 to conform to the current year presentation. Balance sheets are presented as of January 31, 2011, July 31, 2010 and January 31, 2010. Statements of operations are presented for the three and six months ended January 31, 2011 and 2010. Statement of cash flows are presented for the six months ended January 31, 2011 and 2010.

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

Supplemental Condensed Consolidating Balance Sheet

As of January 31, 2011

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$90,186	$7,065	$—	$97,251
Restricted cash	—	15,142	758	—	15,900
Trade receivables, net	450	49,320	5,353	—	55,123
Inventories, net	—	52,780	1,806	—	54,586
Other current assets	25,759	19,669	1,771	—	47,199

Total current assets	26,209	227,097	16,753	—	270,059
Property, plant and equipment, net	—	987,254	57,244	—	1,044,498
Real estate held for sale and investment	—	281,699	—	—	281,699
Goodwill, net	—	181,085	90,020	—	271,105
Intangible assets, net	—	71,000	19,269	—	90,269
Other assets	2,160	34,194	7,809	—	44,163
Investments in subsidiaries	1,663,467	65,894	—	(1,729,361)	—
Advances	(320,369)	297,678	22,691	—	—

Total assets	$1,371,467	$2,145,901	$213,786	$(1,729,361)	$2,001,793

Current liabilities:
Accounts payable and accrued liabilities	$12,507	$273,923	$24,809	$—	$311,239
Income taxes payable	23,355	—	—	—	23,355
Long-term debt due within one year	—	133	2,575	—	2,708

Total current liabilities	35,862	274,056	27,384	—	337,302
Long-term debt	390,000	41,405	63,644	—	495,049
Other long-term liabilities	29,203	166,973	42,600	—	238,776
Deferred income taxes	109,963	—	—	—	109,963
Total Vail Resorts, Inc. stockholders’ equity	806,439	1,663,467	65,894	(1,729,361)	806,439
Noncontrolling interests	—	—	14,264	—	14,264

Total stockholders’ equity	806,439	1,663,467	80,158	(1,729,361)	820,703

Total liabilities and stockholders’ equity	$1,371,467	$2,145,901	$213,786	$(1,729,361)	$2,001,793

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2010

(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$11,315	$3,430	$—	$14,745
Restricted cash	—	11,443	391	—	11,834
Trade receivables, net	—	53,013	609	—	53,622
Inventories, net	—	48,081	214	—	48,295
Other current assets	21,448	20,570	231	—	42,249

Total current assets	21,448	144,422	4,875	—	170,745
Property, plant and equipment, net	—	990,904	36,486	—	1,027,390
Real estate held for sale and investment	—	422,164	—	—	422,164
Goodwill, net	—	181,085	—	—	181,085
Intangible assets, net	—	71,118	18,155	—	89,273
Other assets	2,515	24,776	4,861	—	32,152
Investments in subsidiaries	1,631,824	(16,258)	—	(1,615,566)	—
Advances	(294,189)	298,798	(4,609)	—	—

Total assets	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Current liabilities:
Accounts payable and accrued liabilities	$12,400	$240,823	$2,103	$—	$255,326
Income taxes payable	32,729	—	—	—	32,729
Long-term debt due within one year	—	1,682	187	—	1,869

Total current liabilities	45,129	242,505	2,290	—	289,924
Long-term debt	390,000	76,479	58,363	—	524,842
Other long-term liabilities	29,203	166,201	1,756	—	197,160
Deferred income taxes	108,496	—	—	—	108,496
Total Vail Resorts, Inc. stockholders’ equity (deficit)	788,770	1,631,824	(16,258)	(1,615,566)	788,770
Noncontrolling interests	—	—	13,617	—	13,617

Total stockholders’ equity (deficit)	788,770	1,631,824	(2,641)	(1,615,566)	802,387

Total liabilities and stockholders’ equity	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Supplemental Condensed Consolidating Balance Sheet

As of January 31, 2010

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$54,891	$3,117	$—	$58,008
Restricted cash	—	14,916	616	—	15,532
Trade receivables, net	—	44,762	604	—	45,366
Inventories, net	—	51,430	211	—	51,641
Other current assets	23,754	27,691	239	—	51,684

Total current assets	23,754	193,690	4,787	—	222,231
Property, plant and equipment, net	—	1,002,641	36,914	—	1,039,555
Real estate held for sale and investment	—	414,501	—	—	414,501
Goodwill, net	—	167,950	—	—	167,950
Intangible assets, net	—	68,613	10,554	—	79,167
Other assets	2,871	24,894	4,896	—	32,661
Investments in subsidiaries	1,571,356	(17,253)	—	(1,554,103)	—
Advances	(271,409)	276,194	(4,785)	—	—

Total assets	$1,326,572	$2,131,230	$52,366	$(1,554,103)	$1,956,065

Current liabilities:
Accounts payable and accrued liabilities	$12,404	$324,710	$2,142	$—	$339,256
Income taxes payable	10,482	—	—	—	10,482
Long-term debt due within one year	—	1,683	187	—	1,870

Total current liabilities	22,886	326,393	2,329	—	351,608
Long-term debt	390,000	41,502	58,363	—	489,865
Other long-term liabilities	29,690	167,851	218	—	197,759
Deferred income taxes	113,808	—	—	—	113,808
Redeemable noncontrolling interest	—	21,318	—	—	21,318
Total Vail Resorts, Inc. stockholders’ equity (deficit)	770,188	1,571,356	(17,253)	(1,554,103)	770,188
Noncontrolling interests	—	2,810	8,709	—	11,519

Total stockholders’ equity (deficit)	770,188	1,574,166	(8,544)	(1,554,103)	781,707

Total liabilities and stockholders’ equity	$1,326,572	$2,131,230	$52,366	$(1,554,103)	$1,956,065

Supplemental Condensed Consolidating Statement of Operations

For the three months ended January 31, 2011

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$—	$356,716	$34,857	$(3,429)	$388,144
Total operating expense	161	269,684	24,629	(3,391)	291,083

(Loss) income from operations	(161)	87,032	10,228	(38)	97,061
Other (expense) income, net	(6,759)	(1,192)	(520)	38	(8,433)
Equity investment income, net	—	138	—	—	138

(Loss) income before benefit (provision) for income taxes	(6,920)	85,978	9,708	—	88,766
Benefit (provision) for income taxes	2,682	(33,266)	(3,625)	—	(34,209)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,238)	52,712	6,083	—	54,557
Equity in income of consolidated subsidiaries	58,789	6,077	—	(64,866)	—

Net income	54,551	58,789	6,083	(64,866)	54,557
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income attributable to Vail Resorts, Inc.	$54,551	$58,789	$6,077	$(64,866)	$54,551

Supplemental Condensed Consolidating Statement of Operations

For the three months ended January 31, 2010

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$—	$299,784	$3,300	$(2,560)	$300,524
Total operating expense	158	226,089	3,258	(2,522)	226,983

(Loss) income from operations	(158)	73,695	42	(38)	73,541
Other (expense) income, net	(6,760)	2,857	(91)	38	(3,956)
Equity investment income, net	—	207	—	—	207

(Loss) income before benefit (provision) for income taxes	(6,918)	76,759	(49)	—	69,792
Benefit (provision) for income taxes	3,033	(27,746)	—	—	(24,713)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(3,885)	49,013	(49)	—	45,079
Equity in income (loss) of consolidated subsidiaries, net	44,575	(37)	—	(44,538)	—

Net income (loss)	40,690	48,976	(49)	(44,538)	45,079
Net (income) loss attributable to noncontrolling interests	—	(4,401)	12	—	(4,389)

Net income (loss) attributable to Vail Resorts, Inc.	$40,690	$44,575	$(37)	$(44,538)	$40,690

Supplemental Condensed Consolidating Statement of Operations

For the six months ended January 31, 2011

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$—	$591,572	$36,916	$(5,926)	$622,562
Total operating expense	325	567,286	27,996	(5,850)	589,757

(Loss) income from operations	(325)	24,286	8,920	(76)	32,805
Other expense, net	(13,518)	(1,880)	(809)	76	(16,131)
Equity investment income, net	—	918	—	—	918

(Loss) income before benefit (provision) for income taxes	(13,843)	23,324	8,111	—	17,592
Benefit (provision) for income taxes	6,006	(8,476)	(3,625)	—	(6,095)

Net (loss) income before equity in income of consolidated subsidiaries	(7,837)	14,848	4,486	—	11,497
Equity in income of consolidated subsidiaries	19,365	4,517	—	(23,882)	—

Net income	11,528	19,365	4,486	(23,882)	11,497
Net loss attributable to noncontrolling interests	—	—	31	—	31

Net income attributable to Vail Resorts, Inc.	$11,528	$19,365	$4,517	$(23,882)	$11,528

Supplemental Condensed Consolidating Statement of Operations

For the six months ended January 31, 2010

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$—	$381,141	$4,738	$(4,591)	$381,288
Total operating expense	320	370,891	5,765	(4,515)	372,461

(Loss) income from operations	(320)	10,250	(1,027)	(76)	8,827
Other (expense) income, net	(13,518)	5,349	(468)	76	(8,561)
Equity investment income, net	—	461	—	—	461

(Loss) income before benefit (provision) for income taxes	(13,838)	16,060	(1,495)	—	727
Benefit (provision) for income taxes	5,594	(4,753)	—	—	841

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(8,244)	11,307	(1,495)	—	1,568
Equity in income (loss) of consolidated subsidiaries, net	7,761	(1,464)	—	(6,297)	—

Net income (loss)	(483)	9,843	(1,495)	(6,297)	1,568
Net (income) loss attributable to noncontrolling interests	—	(2,082)	31	—	(2,051)

Net (loss) income attributable to Vail Resorts, Inc.	$(483)	$7,761	$(1,464)	$(6,297)	$(483)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended January 31, 2011

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$35,263	$206,708	$1,734	$243,705
Cash flows from investing activities:
Capital expenditures	—	(60,119)	(1,768)	(61,887)
Acquisition of a business	—	(60,528)	—	(60,528)
Other investing activities, net	—	(194)	(62)	(256)

Net cash used in investing activities	—	(120,841)	(1,830)	(122,671)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	189,000	—	189,000
Payments of long-term debt	—	(225,625)	(442)	(226,067)
Other financing activities, net	687	(3,022)	874	(1,461)
Advances	(35,950)	32,651	3,299	—

Net cash (used in) provided by financing activities	(35,263)	(6,996)	3,731	(38,528)

Net increase in cash and cash equivalents	—	78,871	3,635	82,506
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745

End of period	$—	$90,186	$7,065	$97,251

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended January 31, 2010

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(4,108)	$18,475	$(236)	$14,131
Cash flows from investing activities:
Capital expenditures	—	(36,031)	(214)	(36,245)
Cash received from sale of real property	—	8,920	—	8,920
Other investing activities, net	—	(234)	—	(234)

Net cash used in investing activities	—	(27,345)	(214)	(27,559)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	85,962	—	85,962
Payments of long-term debt	—	(86,011)	(177)	(86,188)
Other financing activities, net	294	940	1,130	2,364
Advances	3,814	(3,814)	—	—

Net cash provided by (used in) financing activities	4,108	(2,923)	953	2,138

Net (decrease) increase in cash and cash equivalents	—	(11,793)	503	(11,290)
Cash and cash equivalents:
Beginning of period	—	66,684	2,614	69,298

End of period	$—	$54,891	$3,117	$58,008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2011 and 2010 and for the three and six months then ended, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which provide additional information regarding the financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K. See also “Forward-Looking Statements” below for more information on these risks and other important factors that could cause actual results to differ materially from our forward looking statements.

Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section below for a reconciliation of Reported EBITDA to net income or loss attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Mountain Segment

The Mountain segment is comprised of the operations of six ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our six ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 49% and 50% of Mountain segment net revenue for the three months ended January 31, 2011 and 2010, respectively.

Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (i) Destination guests and (ii) In-State guests. For the three months ended January 31, 2011, Destination guests comprised approximately 53% of our skier visits, while In-State guests comprised approximately 47% of our skier visits, which compares to approximately 54% and 46%, respectively, for the three months ended January 31, 2010.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We market season passes to both Destination and In-State guests in an effort to offer a value option in turn for a commitment predominately prior to the beginning of the ski season by guests to ski at our resorts. This in turn has developed a loyal customer base that generally skis multiple days each season at our resorts and provides a more stabilized stream of lift revenue to us. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the three months ended January 31, 2011 and 2010, approximately 39.3% and 40.0%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 51% and 52% of total season pass sales for the 2010/2011 and 2009/2010 ski seasons, respectively, with the remaining season pass sales recognized as lift ticket revenue in our third fiscal quarter).

The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

Lodging Segment

Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, including several proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) Grand Teton Lodge Company (“GTLC”) which operates three destination resorts at Grand Teton National Park; (iv) Colorado Mountain Express (“CME”), a resort ground transportation company; and (v) golf courses.

Lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, are closely aligned with the performance of the Mountain segment and experience similar seasonal trends as the Mountain segment, particularly with respect to visitation by Destination guests. Lodging revenue from properties (including managed condominium rooms) at or around our ski resorts, and CME, represented approximately 90% and 92% of Lodging segment revenue for the three months ended January 31, 2011 and 2010, respectively. Lodging segment revenue during our first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC’s operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in the vertical development of projects, as well as, occasionally the sale of land to third-party developers. Revenue from vertical development projects is not recognized until the closing of individual units within a project which occurs after substantial completion of the project. Contingent future profits from land sales, if any, are recognized only when received. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects. Our real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, fluctuate based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•

Our season pass products provide a value option to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season resulting in a more stabilized stream of lift revenue. For the 2009/2010 ski season pass revenue represented 35% of total lift revenue for the entire season. Total season pass sales (excluding Northstar-at-Tahoe) increased by $9.1 million, or approximately 9.1%, as of January 31, 2011 for the 2010/2011 ski season over total season pass sales for the entire 2009/2010 ski season. Including Northstar-at-Tahoe (which was acquired on October 25, 2010) season pass sales, our season pass sales have increased by $19.0 million, or approximately 18.9%. Deferred revenue related to season pass sales (including Northstar-at-Tahoe pass sales) was $58.7 million as of January 31, 2011 (compared to $48.4 million as of January 31, 2010) which will be recognized as lift revenue during our third fiscal quarter ending April 30, 2011.

•

In response to the economic downturn in 2008 and 2009, we implemented cost reduction initiatives in fiscal 2009, including a company-wide wage reduction and suspension of our 401(k) plan matching contributions. We reinstated some of the prior year’s wage and benefit reduction with a 2% interim wage increase for year round employees effective April 1, 2010 and seasonal employees for the 2010/2011 ski season along with a partial reinstatement of our matching component of the 401(k) plan. We currently plan to fully reinstate the previous level of 401(k) matching ratably over a three year period. We also have returned to a more normal level of wage increases for fiscal 2011; however, we cannot predict whether any increases in labor costs and other employee benefit costs coupled with other increases in operating costs will continue to be offset by increased revenues.

•

On October 25, 2010, we acquired Northstar-at-Tahoe, a destination mountain resort in North Lake Tahoe, California for total consideration of $63.0 million, less cash assumed. We cannot predict whether we will realize all of the synergies estimated to arise subsequent to the acquisition of Northstar-at-Tahoe nor can we predict the amount of effort it will take to integrate its operations and the ultimate impact it will have on our future results of operations.

•

Real estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the first quarter of fiscal 2011, we received a certificate of occupancy for The Ritz-Carlton Residences, Vail and we have closed on 63 units through January 31, 2011 (with an additional two units having closed subsequent to January 31, 2011). Additionally, we have closed on one unit at One Ski Hill Place (which was completed in the fourth quarter of fiscal 2010) in fiscal 2011 through January 31, 2011 (with one additional unit having closed subsequent to January 31, 2011). We currently have on a combined basis 104 units available for sale at The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge and Crystal Peak Lodge at Breckenridge. We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the credit markets and a slowdown in the overall real estate market. Buyers have been or may be unable to close on units in part due to a reduction in funds available to buyers and/or decreases in mortgage availability. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale.

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

•

In addition to our $97.3 million of cash and cash equivalents at January 31, 2011, we have $319.4 million available under our senior credit facility (“Credit Facility”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $80.6 million), which was amended and restated on January 25, 2011. Key modifications to the Credit Facility included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016 (subject to the repayment or refinancing of the 6.75% Senior Subordinated Notes (“6.75% Notes”) by November 15, 2013); increased grid pricing for interest rate margins (currently, under the Credit Facility, at LIBOR plus 1.75%) and commitment fees (currently, under the Credit Facility, at 0.35%); the expansion of baskets for improved flexibility in our ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants. Additionally, we have reached an inflection point on our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge and Crystal Peak Lodge at Breckenridge are expected to significantly exceed remaining completion costs or carrying costs.

•

We currently carry a $2.6 million note receivable from the owner of one of our managed hotel properties. The owner has defaulted on third party debt related to this property in which the creditor may proceed with foreclosure on the property. If the owner is unable to reach an agreement to restructure the debt with its creditor, or the creditor proceeds with foreclosure, or if we are unable to reach acceptable terms with the owner or the creditor for the repayment of our note receivable, we may be required to impair or write-off the balance of the note receivable.

•

Under GAAP, we are required to test goodwill for impairment annually, which we do during the fourth quarter of each fiscal year. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams. Our fiscal 2010 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if a more severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values of our reporting units which may result in a goodwill and/or indefinite-lived intangible assets impairment charge attributable to certain goodwill and/or indefinite-lived intangible assets, particularly related to certain of our lodging operations.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and six months ended January 31, 2011, compared to the three and six months ended January 31, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Mountain Reported EBITDA	$127,191	$107,167	$85,614	$70,157
Lodging Reported EBITDA	881	888	2,424	(380)

Resort Reported EBITDA	128,072	108,055	88,038	69,777
Real Estate Reported EBITDA	(197)	(6,547)	4,001	(5,432)

Income before (provision) benefit for income taxes	88,766	69,792	17,592	727
Net income (loss) attributable to Vail Resorts, Inc.	$54,551	$40,690	$11,528	$(483)

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2011 compared to the three months ended January 31, 2010

Mountain segment operating results for the three months ended January 31, 2011 and 2010 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended		Percentage
	January 31,		Increase
	2011	2010	(Decrease)
Net Mountain revenue:
Lift tickets	$155,173	$129,517	19.8%
Ski school	37,296	30,069	24.0%
Dining	26,405	19,789	33.4%
Retail/rental	74,320	61,026	21.8%
Other	25,083	20,577	21.9%

Total Mountain net revenue	$318,277	$260,978	22.0%

Mountain operating expense:
Labor and labor-related benefits	$72,438	$57,859	25.2%
Retail cost of sales	28,983	23,731	22.1%
Resort related fees	16,812	14,381	16.9%
General and administrative	31,657	26,043	21.6%
Other	41,334	32,004	29.2%

Total Mountain operating expense	$191,224	$154,018	24.2%

Mountain equity investment income, net	138	207	(33.3)%

Total Mountain Reported EBITDA	$127,191	$107,167	18.7%

Total skier visits	3,395	2,782	22.0%
ETP	$45.71	$46.56	(1.8)%

Total Mountain Reported EBITDA includes $1.8 million and $1.3 million of stock-based compensation expense for the three months ended January 31, 2011 and 2010, respectively.

Total Mountain net revenue increased $57.3 million, or 22.0%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, which increase includes $30.1 million of revenue from Northstar-at-Tahoe, acquired in October 2010, in the current fiscal year. Lift revenue increased $25.7 million, or 19.8%, for the three months ended January 31, 2011 compared to the same period in the prior year, due to a $16.9 million, or 21.9%, increase in paid lift revenue and a $8.7 million, or 16.7%, increase in season pass revenue. A large portion of this increase is attributable to the acquisition of Northstar-at-Tahoe since comparable results for Northstar-at-Tahoe are not included in the same period for the prior year. Excluding Northstar-at-Tahoe, lift revenue increased $10.7 million, or 8.2%, compared to the same period in the prior year, due to a $6.9 million, or 8.9%, increase in paid lift revenue and a $3.8 million, or 7.3%, increase in season pass revenue. Total skier visitation was up 22.0% and excluding Northstar-at-Tahoe, skier visitation was up 8.7% as both the Colorado resorts and the Heavenly resort benefited from significantly above average early season snowfall, which in particular caused increased pass visits. ETP, excluding season pass holders and Northstar-at-Tahoe, increased $4.56, or 7.3%, due primarily to price increases implemented during the current fiscal year. Total ETP, excluding Northstar-at-Tahoe, declined slightly as the average visitation per season pass holder increased by approximately 11.0% or approximately one half day per season pass holder.

Ski school revenue increased $7.2 million, or 24.0%, for the three months ended January 31, 2011 compared to the same period in the prior year with the current year benefiting from the acquisition of Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, ski school revenue increased $3.5 million, or 11.7%, which benefited from the 8.7% increase in skier visitation and a 2.7% increase in yield per skier visit due to higher guest spend. Dining revenue increased $6.6 million, or 33.4%, which also benefited from the acquisition of Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, dining revenues increased $2.9 million, or 14.4%, driven by increased skier visitation and a 5.3% increase in yield per skier visit, as well as, the addition of two new on-mountain dining venues.

Retail/rental revenue increased $13.3 million, or 21.8%, for the three months ended January 31, 2011 compared to the same period in the prior year which includes $4.5 million of incremental revenue from Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, retail/rental increased $8.8 million, or 14.4%, which was driven primarily by retail sales which were up $8.5 million, or 19.3%. Included in the overall retail/rental increase were higher revenue at our Colorado front range stores and Any Mountain stores (in the San Francisco bay area) which combined increased by 21.0% as compared to the prior year. Additionally, our mountain resort stores experienced increased revenues across all resorts due primarily to increased retail sales driven by higher skier visitation.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended January 31, 2011, other revenue increased $4.5 million, or 21.9%, compared to the three months ended January 31, 2010, which includes $3.2 million of incremental revenue from Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, other revenue increased $1.3 million, or 6.5%, primarily due to an increase in internet advertising and marketing revenue due to the acquisition of Mountain News Corporation in May 2010, partially offset by a decrease in municipal services revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $37.2 million, or 24.2%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, which includes $20.0 million of expenses in the current fiscal quarter associated with Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, operating expense increased $17.2 million, or 11.2%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010 due in part to higher labor and labor-related benefits which increased $7.5 million, or 13.0%, during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. Labor and labor-related benefits in the current year were impacted by the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan and a more normal level of wage increases, as well as higher employee medical and wellness costs. Additionally, labor costs were impacted by an increase in staffing levels driven by opening ski terrain earlier due to above average early season snowfall, as well as an increase in demand for ancillary services primarily in ski school, dining and retail/rental operations. Retail cost of sales increased $3.7 million, or 15.4%, excluding Northstar-at-Tahoe, mostly due to an increase in sales volume partially offset by improved gross margins. Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) increased $1.8 million, or 12.3%, excluding Northstar-at-Tahoe, compared to the three months ended January 31, 2010, due to overall increases in revenue upon which those fees are based on and general and administrative expenses increased $2.5 million, or 9.7%, excluding Northstar-at-Tahoe, primarily due to expenses associated with the operations of Mountain News Corporation acquired in May 2010. Other expense increased $1.8 million, or 5.5%, excluding Northstar-at-Tahoe, primarily due to increased food and beverage cost of sales due to an increase in dining revenue and higher fuel and supplies expense.

Six months ended January 31, 2011 compared to the six months ended January 31, 2010

Mountain segment operating results for the six months ended January 31, 2011 and 2010 are presented by category as follows (in thousands, except ETP):

	Six Months Ended		Percentage
	January 31,		Increase
	2011	2010	(Decrease)
Net Mountain revenue:
Lift tickets	$155,173	$129,517	19.8%
Ski school	37,296	30,069	24.0%
Dining	30,512	23,257	31.2%
Retail/rental	96,373	82,564	16.7%
Other	39,702	34,775	14.2%

Total Mountain net revenue	$359,056	$300,182	19.6%

Mountain operating expense:
Labor and labor-related benefits	$97,120	$81,243	19.5%
Retail cost of sales	41,641	36,294	14.7%
Resort related fees	17,636	15,106	16.7%
General and administrative	55,846	46,570	19.9%
Other	62,117	51,273	21.1%

Total Mountain operating expense	$274,360	$230,486	19.0%

Mountain equity investment income, net	918	461	99.1%

Total Mountain Reported EBITDA	$85,614	$70,157	22.0%

Total skier visits	3,395	2,782	22.0%
ETP	$45.71	$46.56	(1.8)%

Total Mountain Reported EBITDA includes $3.8 million and $2.9 million of stock-based compensation expense for the six months ended January 31, 2011 and 2010, respectively.

As our six ski resorts opened during our second fiscal quarter, the results of the six months ended January 31, 2011 and 2010 for lift ticket revenue and ski school revenue are the same as the three months ended January 31, 2011 and 2010.

Dining revenue for the six months ended January 31, 2011 compared to the six months ended January 31, 2010, increased $7.3 million, or 31.2%, which benefited from the acquisition of Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, dining revenues increased $3.5 million, or 14.9%, which benefited from the 8.7% increase in skier visitation and a 5.3% increase in yield per skier visit, as well as the addition of two new on- mountain dining venues. Additionally, dining revenue increased for the three months ended October 31, 2010 compared to the same period in the prior year due to an increase in group and wedding business at our mountain resorts.

Retail/rental revenue increased $13.8 million, or 16.7%, in the six months ended January 31, 2011 compared to the same period in the prior year which includes $4.5 million of incremental revenue from Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, retail/rental increased $9.3 million, or 11.3%, which was driven primarily by retail sales which were up $9.0 million, or 14.1%. Included in the overall retail/rental increase were higher revenues at our Colorado front range stores and Any Mountain stores (in the San Francisco bay area) which increased by 14.2% as compared to the prior year. Additionally, our mountain resort stores experienced increased revenues across all resorts due primarily to increases retail sales driven by higher skier visitation.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the six months ended January 31, 2011, other revenue increased $4.9 million, or 14.2%, compared to the six months ended January 31, 2010, which includes $3.2 million of incremental revenue from Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, other revenue increased $1.7 million, or 4.8%, primarily due to an increase in internet advertising and marketing revenue due to the acquisition of Mountain News Corporation in May 2010, partially offset by a decrease in municipal services revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $43.9 million, or 19.0%, during the six months ended January 31, 2011 compared to the six months ended January 31, 2010, which includes $23.5 million of expenses (including $3.8 million of acquisition related costs included in other expense) in the current fiscal year associated with Northstar-at-Tahoe and $0.9 million (included in other expense) in assessments for extensive renovations to a commercial property in Breckenridge in which we are a tenant. Excluding these expenses, operating expense increased $19.4 million, or 8.4%, for the six months ended January 31, 2011 compared to the six months ended January 31, 2010. Labor and labor-related benefits increased $8.6 million, or 10.6%, excluding Northstar-at-Tahoe, in the current fiscal year and were impacted by the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan and a more normal level of wage increases, as well as higher employee medical and wellness costs. Additionally, labor costs were impacted by an increase in staffing levels driven by opening ski terrain earlier due to above average early season snowfall, as well as an increase in demand for ancillary services primarily in ski school, dining and retail/rental operations. Retail cost of sales increased $3.7 million, or 10.3%, excluding Northstar-at-Tahoe, mostly due to an increase in sales volume, partially offset by improved gross margins. Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) increased $1.9 million, or 12.4%, excluding Northstar-at-Tahoe, compared to the six months ended January 31, 2010, due to overall increases in revenue upon which those fees are based on and general and administrative expenses increased $3.1 million, or 6.6%, excluding Northstar-at-Tahoe, primarily due to expenses associated with the operations of Mountain News Corporation acquired in May 2010. Other expense increased $2.2 million, or 4.2%, excluding the above mentioned expenses, primarily due to increased food and beverage cost of sales due to an increase in dining revenue and higher fuel and supplies expense.

Mountain equity investment income, net which primarily represents our share of income from our real estate brokerage joint venture, was favorably impacted for the six months ended January 31, 2011 compared to the six months ended January 31, 2010 by an overall increase in real estate closing primarily from multi-unit projects.

Lodging Segment

Three months ended January 31, 2011 compared to the three months ended January 31, 2010

Lodging segment operating results for the three months ended January 31, 2011 and 2010 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended		Percentage
	January 31,		Increase
	2011	2010	(Decrease)
Lodging net revenue:
Owned hotel rooms	$9,188	$8,286	10.9%
Managed condominium rooms	13,421	10,819	24.1%
Dining	5,560	4,522	23.0%
Transportation	7,570	7,341	3.1%
Other	8,981	7,708	16.5%

Total Lodging net revenue	$44,720	$38,676	15.6%

Lodging operating expense:
Labor and labor-related benefits	$21,745	$18,449	17.9%
General and administrative	8,158	7,653	6.6%
Other	13,936	11,686	19.3%

Total Lodging operating expense	$43,839	$37,788	16.0%

Total Lodging Reported EBITDA	$881	$888	(0.8)%

Owned hotel statistics:
ADR	$201.96	$205.85	(1.9)%
RevPar	$119.75	$103.50	15.7%

Managed condominium statistics:
ADR	$333.07	$336.13	(0.9)%
RevPar	$129.22	$113.13	14.2%

Owned hotel and managed condominium statistics (combined):
ADR	$277.75	$280.84	(1.1)%
RevPar	$126.16	$109.95	14.7%

Total Lodging Reported EBITDA includes $0.5 million of stock-based compensation expense for both the three months ended January 31, 2011 and 2010.

Revenue from owned hotel rooms increased $0.9 million, or 10.9%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, which was driven by an increase in occupancy of 9.0 percentage points primarily due an increase in transient guest visitation as our Colorado lodging resort properties benefited from an increase in skier visitation at our Colorado ski resorts as discussed in the Mountain segment above. Revenue from managed condominium rooms increased $2.6 million, or 24.1%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, primarily due to the addition of managed condominium rooms in the Lake Tahoe region which generated $1.5 million in revenue and an increase in occupancy from our other managed condominiums of 5.1 percentage points due to higher transient and group guest visitation in conjunction with increased skier visitation.

Dining revenue for the three months ended January 31, 2011 increased $1.0 million, or 23.0%, as compared to the three months ended January 31, 2010, mainly due to increased occupancy and a restaurant that was closed for renovation in the prior year. Transportation revenue for the three months ended January 31, 2011 increased $0.2 million, or 3.1%, as compared to the three months ended January 31, 2010 primarily due to an increase in passengers driven by higher skier visitation. Other revenue increased $1.3 million, or 16.5% during the three months ended January 31, 2011 compared to the same period in the prior year primarily due to an increase in revenue from managed hotel properties, higher commissions earned from reservations booked through our central reservation system and conference services for our group business.

Operating expense increased $6.1 million, or 16.0%, for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, primarily due to an increase in labor and labor-related benefits of $3.3 million, or 17.9%, primarily due to higher staffing levels associated with increased occupancy and the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan and a more normal level of wage increases for fiscal 2011. Other expense increased $2.3 million, or 19.3%, primarily due to increased variable operating costs associated with increased occupancy and revenue including higher food and beverage cost of sales and other operating expense and an increase in reimbursable costs associated with managed hotel properties.

Six months ended January 31, 2011 compared to the six months ended January 31, 2010

Lodging segment operating results for the six months ended January 31, 2011 and 2010 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six months ended		Percentage
	January 31,		Increase
	2011	2010	(Decrease)
Lodging net revenue:
Owned hotel rooms	$20,940	$19,282	8.6%
Managed condominium rooms	18,177	15,229	19.4%
Dining	15,516	13,468	15.2%
Transportation	9,213	8,974	2.7%
Golf	7,090	6,823	3.9%
Other	18,162	16,255	11.7%

Total Lodging net revenue	$89,098	$80,031	11.3%

Lodging operating expense:
Labor and labor-related benefits	$43,611	$38,824	12.3%
General and administrative	15,230	14,631	4.1%
Other	27,833	26,956	3.2%

Total Lodging operating expense	$86,674	$80,411	7.8%

Total Lodging Reported EBITDA	$2,424	$(380)	737.9%

Owned hotel statistics:
ADR	$188.85	$187.90	0.5%
RevPar	$112.62	$94.98	18.6%

Managed condominium statistics:
ADR	$284.49	$286.90	(0.8)%
RevPar	$83.08	$69.91	18.8%

Owned hotel and managed condominium statistics (combined):
ADR	$232.10	$231.42	0.3%
RevPar	$94.08	$79.45	18.4%

Total Lodging Reported EBITDA includes $1.1 million and $1.0 million of stock-based compensation expense for the six months ended January 31, 2011 and 2010, respectively.

Revenue from owned hotel rooms and managed condominium rooms increased $4.6 million, or 13.4%, for the six months ended January 31, 2011 compared to the six months ended January 31, 2010, which was driven by a increase in occupancy of 6.2 percentage points due to higher group business and transient guest visitation primarily as a result of increased skier visitation as discussed in the Mountain segment above. Managed condominium room revenue was also favorably impacted by $1.5 million related to the addition of managed condominium rooms in the Lake Tahoe region.

Dining revenue for the six months ended January 31, 2011 increased $2.0 million, or 15.2%, as compared to the six months ended January 31, 2010, due to an increase in occupancy, including an increase in group visitation primarily at our Keystone lodging properties ($0.8 million increase in revenue), an increase in transient visitation at GTLC ($0.4 million increase in revenue) and a restaurant that was closed for renovation in the prior year. Other revenue increased $1.9 million, or 11.7%, during the six months ended January 31, 2011 compared to the same period in the prior year primarily due to an increase in revenue from managed hotel properties, higher commissions earned from reservations booked through our central reservation system and an increase in conference services provided to our group business.

Operating expense increased $6.3 million, or 7.8%, for the six months ended January 31, 2011 compared to the six months ended January 31, 2010. Operating expense in the current year benefitted from the receipt of $2.9 million, net of legal expenses, (included as a credit in other expense) for the settlement of alleged damages related to the CME acquisition partially offset by $0.4 million (included in other expense) in assessments for extensive renovations to a commercial property in Breckenridge in which we are a tenant. Excluding the impact of these items, operating expense increased $8.8 million, or 10.9%, during the six months ended January 31, 2011, compared to the same period in the prior year. Labor and labor-related benefits increased $4.8 million, or 12.3%, primarily due to higher staffing levels associated with increased occupancy and the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan and a more normal level of wage increases for fiscal 2011. Other expense increased $3.4 million, or 12.5%, primarily due to increased variable operating costs associated with increased occupancy and revenue including higher food and beverage cost of sales and other operating expense and an increase in reimbursable costs associated with managed hotel properties.

Real Estate Segment

Three months ended January 31, 2011 compared to the three months ended January 31, 2010

Real Estate segment operating results for the three months ended January 31, 2011 and 2010 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	January 31,		Increase
	2011	2010	(Decrease)
Total Real Estate net revenue	$25,147	$870	2,790.5%
Real Estate operating expense:
Cost of sales (including sales commission)	18,515	—	—
Other	6,829	7,417	(7.9)%

Total Real Estate operating expense	25,344	7,417	241.7%

Total Real Estate Reported EBITDA	$(197)	$(6,547)	97.0%

Real Estate Reported EBITDA includes $0.8 million and $1.1 million of stock-based compensation expense for the three months ended January 31, 2011 and 2010, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2011

Real Estate segment net revenue for the three months ended January 31, 2011 was driven primarily by the closing of six condominium units at The Ritz-Carlton Residences, Vail ($17.4 million of revenue with an average selling price per unit of $2.9 million and an average price per square foot of $1,314). The Ritz-Carlton Residences, Vail average price per square foot is driven by The Ritz-Carlton brand, its premier Lionshead location at the base of Vail, its proximity to the Eagle Bahn gondola and the comprehensive and exclusive amenities related to the project. Additionally, during the three months ended January 31, 2011, we recognized $6.2 million of revenue related to deposits from buyers who defaulted on units under contract at The Ritz-Carlton Residences, Vail and we closed on one condominium unit at One Ski Hill Place ($0.9 million of revenue and an average price per square foot of $1,018).

Operating expense for the three months ended January 31, 2011 included cost of sales of $15.6 million primarily resulting from the closing of six condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,117) and from the closing of one condominium unit at One Ski Hill Place (average cost per square foot of $837). The cost per square foot for The Ritz-Carlton Residences, Vail is reflective of the high-end features and amenities associated with a Ritz-Carlton project compared to other Vail properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $2.7 million were incurred commensurate with revenue recognized. Other operating expense of $6.8 million (including $0.8 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Three months ended January 31, 2010

Real Estate segment net revenue for the three months ended January 31, 2010 primarily included allocated corporate revenue. Operating expense of $7.4 million (including $1.1 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate projects under development, overhead costs such as labor and labor-related benefits and allocated corporate costs.

Six months ended January 31, 2011 compared to the six months ended January 31, 2010

Real Estate segment operating results for the six months ended January 31, 2011 and 2010 are presented by category as follows (in thousands):

	Six Months Ended		Percentage
	January 31,		Increase
	2011	2010	(Decrease)
Total Real Estate net revenue	$174,408	$1,075	16,124.0%
Real Estate operating expense:
Cost of sales (including sales commission)	157,063	—	—
Other	13,344	12,594	6.0%

Total Real Estate operating expense	170,407	12,594	1,253.1%

Gain on sale of real property	—	6,087	(100.0)%

Total Real Estate Reported EBITDA	$4,001	$(5,432)	173.7%

Real Estate Reported EBITDA includes $1.6 million and $2.5 million of stock-based compensation expense for the six months ended January 31, 2011 and 2010, respectively.

Six months ended January 31, 2011

Real Estate segment net revenue for the six months ended January 31, 2011 was driven primarily by the closing of 63 condominium units (45 units sold to The Ritz-Carlton Development Company and 18 units sold to individuals) at The Ritz-Carlton Residences, Vail ($166.8 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,225). The Ritz-Carlton Residences, Vail average price per square foot is driven by The Ritz-Carlton brand, its premier Lionshead location at the base of Vail, its proximity to the Eagle Bahn gondola and the comprehensive and exclusive amenities related to the project. Additionally, during the six months ended January 31, 2011, we recognized $6.2 million of revenue related to deposits from buyers who defaulted on units under contract at The Ritz-Carlton Residences, Vail and we closed on one condominium unit at One Ski Hill Place ($0.9 million of revenue and an average price per square foot of $1,018).

Operating expense for the six months ended January 31, 2011 included cost of sales of $151.1 million primarily resulting from the closing of 63 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,104) and from the closing of one condominium unit at One Ski Hill Place (average cost per square foot of $837). The cost per square foot for The Ritz-Carlton Residences, Vail is reflective of the high-end features and amenities associated with a Ritz-Carlton project compared to other Vail properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $5.8 million were incurred commensurate with revenue recognized. Other operating expense of $13.3 million (including $1.6 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Six months ended January 31, 2010

Real Estate segment net revenue for the six months ended January 31, 2010 primarily included allocated corporate revenue. In addition, during the six months ended January 31, 2010 we sold a land parcel located at the Arrowhead base area of the Beaver Creek Resort for $8.5 million and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales).

Operating expense of $12.6 million (including $2.5 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate projects under development, overhead costs such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2011 increased $2.5 million and $3.1 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures.

Interest expense, net. For the three and six months ended January 31, 2011, interest expense, net increased $4.5 million and $7.6 million, respectively, compared to the same periods in the prior year primarily due to the significant reduction in the capitalization of interest on self-funded real estate projects in the current fiscal year, as all real estate projects under development have reached substantial completion.

Net (income) loss attributable to noncontrolling interests, net. Net (income) loss attributable to noncontrolling interests for the three and six months ended January 31, 2011 decreased $4.4 million and $2.1 million compared to the same periods in the prior year due to our acquisition of the remaining 30.7% noncontrolling interest in SSI Ventures, LLC (“SSV”) on April 30, 2010.

Income taxes. The effective tax rate for the three and six months ended January 31, 2011 was 38.5% and 34.7%, respectively, compared to the effective tax rate for the three and six months ended January 31, 2010 of 35.4% and 115.7%, respectively. The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and the amount of net income attributable to noncontrolling interest recorded during the period. Additionally, we recorded a $0.7 million income tax benefit in the six months ended January 31, 2011 due to a reversal of an income tax contingency resulting from the expiration of the statute of limitations.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Mountain Reported EBITDA	$127,191	$107,167	$85,614	$70,157
Lodging Reported EBITDA	881	888	2,424	(380)

Resort Reported EBITDA	128,072	108,055	88,038	69,777
Real Estate Reported EBITDA	(197)	(6,547)	4,001	(5,432)

Total Reported EBITDA	127,875	101,508	92,039	64,345
Depreciation and amortization	(30,276)	(27,772)	(58,008)	(54,956)
(Loss) gain on disposal of fixed assets, net	(400)	12	(308)	(101)
Investment income	226	192	464	422
Interest expense, net	(8,659)	(4,148)	(16,595)	(8,983)

Income before (provision) benefit for income taxes	88,766	69,792	17,592	727
(Provision) benefit for income taxes	(34,209)	(24,713)	(6,095)	841

Net income	54,557	45,079	11,497	1,568
Net (income) loss attributable to noncontrolling interests	(6)	(4,389)	31	(2,051)

Net income (loss) attributable to Vail Resorts, Inc.	$54,551	$40,690	$11,528	$(483)

The following table reconciles Net Debt (in thousands):

	January 31,
	2011	2010
Long-term debt	$495,049	$489,865
Long-term debt due within one year	2,708	1,870

Total debt	497,757	491,735
Less: cash and cash equivalents	97,251	58,008

Net debt	$400,506	$433,727

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Our second and third fiscal quarters historically result in seasonally high cash on hand as our ski resorts are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects.

In addition to our $97.3 million of cash and cash equivalents at January 31, 2011, we have $319.4 million available under our Credit Facility (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $80.6 million), which was amended and restated on January 25, 2011. Key modifications to the Credit Facility included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016 (subject to the repayment or refinancing of the 6.75% Notes by November 15, 2013); increased grid pricing for interest rate margins (currently, under the Credit Facility, at LIBOR plus 1.75%) and commitment fees (currently, under the Credit Facility, at 0.35%); the expansion of baskets for improved flexibility in our ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants.

Six months ended January 31, 2011 compared to the six months ended January 31, 2010

We generated $243.7 million of cash from operating activities during the six months ended January 31, 2011, an increase of $229.6 million compared to $14.1 million of cash generated during the six months ended January 31, 2010. The increase in operating cash flows was primarily a result of real estate closings that occurred in the six months ended January 31, 2011 which generated $144.6 million in proceeds compared to no real estate closings that occurred in the six months ended January 31, 2010. Additionally, investments in real estate decreased $97.9 million during the six months ended January 31, 2011 compared to the six months ended January 31, 2010 as our real estate projects under development have reached substantial completion. Additionally, an improvement in resort operations, including from Northstar-at-Tahoe which was acquired in October 2010, have increased Resort EBITDA $18.3 million for the six months ended January 31, 2011 compared to the six months ended January 31, 2010. Partially offsetting the above items was an increase in accounts receivable and other assets and liabilities, net of $10.5 million, and $9.4 million, respectively.

Cash used in investing activities for the six months ended January 31, 2011 increased by $95.1 million compared to the six months ended January 31, 2010, due to the acquisition of Northstar-at-Tahoe in October 2010 for $60.5 million (net of cash assumed), an increase in resort capital expenditures of $25.6 million during the six months ended January 31, 2011, and the prior year cash receipt of $8.9 million primarily related to a land parcel we sold during the six months ended January 31, 2010.

Cash used in financing activities increased $40.7 million during the six months ended January 31, 2011, compared to the six months ended January 31, 2011, primarily resulting from a reduction in net borrowings under the Credit Facility of $35.0 million during the six months ended January 31, 2011 and costs associated with the amended and restated Credit Facility.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in operations and to a substantially lesser degree remaining expenditures on substantially completed real estate projects and future development projects.

We expect to spend approximately $25 million to $30 million in calendar year 2011 on substantially completed real estate projects, including the completion of associated resort-related depreciable assets, and on future development projects of which approximately $2 million was spent as of January 31, 2011.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to invest in the future. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our six ski resorts and throughout our owned hotels. Additionally, with the acquisition of Northstar-at-Tahoe to our ski resort portfolio, we expect to significantly invest in this resort property to enhance the guest experience. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $83 million to $93 million of resort capital expenditures for calendar year 2011 excluding Northstar-at-Tahoe and an additional $28 million to $32 million related to Northstar-at-Tahoe, excluding resort depreciable assets arising from real estate activities noted above. Included in these capital expenditures are approximately $40 million to $44 million excluding Northstar-at-Tahoe and an additional $4 million to $6 million related to Northstar-at-Tahoe, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar 2011 are expected to include a new high speed chairlift to serve Beaver Creek mountain; a new on-mountain fine dining restaurant at Vail; renovation at certain owned lodging properties; expansion of terrain at Northstar-at-Tahoe, including a new high speed chairlift; a new on-mountain dining venue at Northstar-at-Tahoe and renovation of the commercial village at Northstar-at-Tahoe to bring in a new tenant mix. We currently plan to utilize cash on hand, borrowings available under our Credit Facility and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans. Additionally, we do not expect to make any significant income tax payments throughout the year ending July 31, 2011 due to accelerated tax deductions, subject to a settlement of the dispute with the IRS over the utilization of NOLs previously discussed.

Principal payments on the vast majority of our long-term debt are not due until fiscal 2014 and beyond. As of January 31, 2011 and 2010, total long-term debt (including long-term debt due within one year) was $497.8 million and $491.7 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $433.7 million as of January 31, 2010 to $400.5 million as of January 31, 2011 due primarily to an increase in cash and cash equivalents.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of January 31, 2011. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Facility or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Facility, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our 6.75% Notes are due in fiscal 2014. In the fiscal year ending July 31, 2011, we may consider re-financing this debt depending on many factors, including current credit markets and terms available to us.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares. We did not repurchase any shares of common stock during the six months ended January 31, 2011. Since inception of our stock repurchase plan, we have repurchased 4,262,804 shares at a cost of approximately $162.8 million, through January 31, 2011. As of January 31, 2011, 1,735,196 shares remained available under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plans. Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Fifth Amended and Restated Credit Agreement, dated as of January 25, 2011, between The Vail Corporation (a wholly-owned subsidiary), Bank of America, N.A. as administrative agent and the Lenders party thereto (the “Credit Agreement”) governing our Credit Facility and the Indenture, dated as of January 29, 2004, between the Company, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (the “Indenture”), governing the 6.75% Notes due 2014, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company’s capitalization.

Covenants and Limitations

We must abide by certain restrictive financial covenants under the Credit Agreement and the Indenture. The most restrictive of those covenants include the following Credit Agreement covenants: Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Credit Agreement). In addition, our financing arrangements, including the Indenture, limit our ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets. Our borrowing availability under the Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2011. We expect we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2011. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. While we anticipate that we would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2011, we had $52.6 million of variable rate indebtedness, representing 10.6% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2011 of 0.7% and 0.8%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2011, a 100-basis point (or 1.0%) change in LIBOR would have caused our annual interest payments to change by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Canyons Ski Resort Litigation

During the fourth quarter of the year ended July 31, 2007, we entered into an agreement with Peninsula Advisors, LLC (“Peninsula”) for the negotiation and mutual acquisition of The Canyons and the land underlying The Canyons. On July 15, 2007, American Skiing Company (“ASC”) entered into an agreement to sell The Canyons to Talisker Corporation and Talisker Canyons Finance Company, LLC (together “Talisker”). On July 27, 2007, we filed a complaint in the District Court in Colorado against Peninsula and Talisker claiming, among other things, breach of contract by Peninsula and intentional interference with contractual relations and prospective business relations. We have moved to dismiss with prejudice our claims against Talisker, who similarly has moved to dismiss its counterclaims against us. We also dismissed our claims against Peninsula without prejudice. The Court accepted these dismissals on March 2, 2011, so we no longer are a party to any remaining litigation stemming from this dispute.

Internal Revenue Service Litigation

On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOLs carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS has disallowed refunds associated with those NOL carry forwards and we disagree with the IRS action disallowing the utilization of the NOLs. The IRS filed its answer on November 6, 2009 denying liability for our claimed refunds. The parties completed discovery on August 31, 2010, and completed the briefing of their respective summary judgment motions on October 25, 2010. It is unknown when the Court will issue its summary judgment rulings and we are unable to predict the ultimate outcome of this matter.

The Ritz-Carlton Residences, Vail Litigation

The holders of contracts to purchase 14 Ritz-Carlton Residences, Vail units commenced actions seeking rescission of their contracts based on, among other things, a disputed delivery date included in their respective purchase and sale agreements. We have resolved all but one of the cases, leaving only one unit still subject to litigation.

Specifically, we are a defendant in a case filed in United States District, District of Colorado: John M. Johnson Revocable Trust and Milford Holding Inv. Inc. v. RCR Vail, LLC, filed on November 8, 2010. The John M. Johnson Revocable Trust complaint also alleges breach of contract, for failure to complete the common elements of the project by a certain specific date. Plaintiffs seek termination of the contract and return of the deposit. We contend that legitimate delays, provided for in the contract, extended the deadline for completion of the common elements and therefore we are not in breach of any obligation.

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

Exhibit Number	Description	Sequentially Numbered Page

3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed February 6, 2009.)

4.1	Supplemental Indenture, dated as of November 15, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(j) on Form 10-Q of Vail Resorts, Inc. filed December 7, 2010.)

10.1	Fifth Amended and Restated Credit Agreement dated as of January 25, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed January 28, 2011.)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	20

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	22

101	The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of January 31, 2011 (unaudited), July 31, 2010, and January 31, 2010 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2011 and January 31, 2010; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2011 and January 31, 2010; and (iv) Notes to the Consolidated Condensed Financial Statements (tagged as blocks of text).

*	Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2011		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Co-President and
Chief Financial Officer
(Duly Authorized Officer)

Date: March 10, 2011		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer