Form 10-Q
period 2011-04-30
VAIL RESORTS INC
filed 2011-06-09
CIK 812011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 2, 2011, 36,069,843 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2011, July 31, 2010 and April 30, 2010	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2011 and 2010	F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2011 and 2010	F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2011 and 2010	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	April 30, 2011 (Unaudited)	July 31, 2010	April 30, 2010 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,596	$14,745	$51,147
Restricted cash	13,002	11,834	11,826
Trade receivables, net	46,417	53,622	35,039
Inventories, net	45,237	48,295	42,669
Other current assets	49,989	42,249	46,037

Total current assets	323,241	170,745	186,718
Property, plant and equipment, net (Note 6)	1,027,304	1,027,390	1,024,977
Real estate held for sale and investment	282,162	422,164	445,885
Goodwill, net	267,569	181,085	168,197
Intangible assets, net	91,285	89,273	86,581
Other assets	47,377	32,152	32,481

Total assets	$2,038,938	$1,922,809	$1,944,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$180,068	$255,326	$237,583
Income taxes payable	1,296	32,729	10,022
Long-term debt due within one year (Note 4)	45,357	1,869	1,851

Total current liabilities	226,721	289,924	249,456
Long-term debt (Note 4)	490,479	524,842	489,822
Other long-term liabilities (Note 6)	237,504	197,160	196,693
Deferred income taxes	184,373	108,496	152,089
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,332,251 (unaudited), 40,173,891 and 40,170,403 (unaudited) shares issued, respectively	403	401	402
Additional paid-in capital	572,558	563,816	561,089
Retained earnings	475,775	387,380	429,301
Treasury stock, at cost; 4,264,804 (unaudited), 4,264,804 and 3,878,535 (unaudited) shares, respectively (Note 11)	(162,827)	(162,827)	(147,828)

Total Vail Resorts, Inc. stockholders’ equity	885,909	788,770	842,964
Noncontrolling interests	13,952	13,617	13,815

Total stockholders’ equity	899,861	802,387	856,779

Total liabilities and stockholders’ equity	$2,038,938	$1,922,809	$1,944,839

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2011	2010
Net revenue:
Mountain	$351,418	$302,213
Lodging	49,835	44,877
Real estate	13,221	3,164

Total net revenue	414,474	350,254
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	182,136	156,454
Lodging	41,001	39,292
Real estate	18,309	8,391

Total segment operating expense	241,446	204,137
Other operating (expense) income:
Depreciation and amortization	(30,937)	(27,812)
(Loss) gain on disposal of fixed assets, net	(35)	18
Asset impairment charge (Note 7)	(2,561)	—

Income from operations	139,495	118,323
Mountain equity investment income, net	406	838
Investment income	114	141
Interest expense, net	(8,515)	(3,673)
Loss on extinguishment of debt (Note 4)	(6,615)	—

Income before provision for income taxes	124,885	115,629
Provision for income taxes	(48,045)	(39,238)

Net income	76,840	76,391
Net loss (income) attributable to noncontrolling interests	27	(3,602)

Net income attributable to Vail Resorts, Inc.	$76,867	$72,789

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$2.13	$2.01

Diluted net income per share attributable to Vail Resorts, Inc.	$2.08	$1.98

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Nine months ended April 30,
	2011	2010
Net revenue:
Mountain	$710,474	$602,395
Lodging	138,933	124,908
Real estate	187,629	4,239

Total net revenue	1,037,036	731,542
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	456,496	386,940
Lodging	127,675	119,703
Real estate	188,716	20,985

Total segment operating expense	772,887	527,628
Other operating (expense) income:
Depreciation and amortization	(88,945)	(82,768)
Gain on sale of real property	—	6,087
Loss on disposal of fixed assets, net	(343)	(83)
Asset impairment charge (Note 7)	(2,561)	—

Income from operations	172,300	127,150
Mountain equity investment income, net	1,324	1,299
Investment income	578	563
Interest expense, net	(25,110)	(12,656)
Loss on extinguishment of debt (Note 4)	(6,615)	—

Income before provision for income taxes	142,477	116,356
Provision for income taxes	(54,140)	(38,397)

Net income	88,337	77,959
Net loss (income) attributable to noncontrolling interests	58	(5,653)

Net income attributable to Vail Resorts, Inc.	$88,395	$72,306

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$2.46	$2.00

Diluted net income per share attributable to Vail Resorts, Inc.	$2.41	$1.97

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2011	2010
Cash flows from operating activities:
Net income	$88,337	$77,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,945	82,768
Cost of real estate sales	159,993	2,477
Stock-based compensation expense	9,338	8,979
Deferred income taxes, net	54,140	38,397
Gain on sale of real property	—	(6,087)
Asset impairment charge	2,561	—
Loss on extinguishment of debt	6,615	—
Other non-cash income, net	(6,156)	(5,707)
Changes in assets and liabilities:
Restricted cash	(988)	(761)
Trade receivables, net	10,228	23,030
Inventories, net	4,876	6,278
Investments in real estate	(24,191)	(145,829)
Accounts payable and accrued liabilities	(63,496)	(35,932)
Deferred real estate deposits	(30,510)	1,243
Private club deferred initiation fees and deposits	4,242	1,616
Other assets and liabilities, net	(12,589)	8,280

Net cash provided by operating activities	291,345	56,711
Cash flows from investing activities:
Capital expenditures	(73,569)	(48,801)
Acquisition of business	(60,528)	—
Cash received from sale of real property	—	8,920
Other investing activities, net	(365)	(7,915)

Net cash used in investing activities	(134,462)	(47,796)
Cash flows from financing activities:
Proceeds from borrowings under the 6.50% Notes	390,000	—
Payments of tender of 6.75% Notes	(346,063)	—
Payment of financing costs	(8,123)	—
Proceeds from borrowings under other long-term debt	189,000	85,962
Payments of other long-term debt	(226,705)	(86,246)
Acquisition of noncontrolling interest	—	(31,000)
Other financing activities, net	(1,141)	4,218

Net cash used in financing activities	(3,032)	(27,066)

Net increase (decrease) in cash and cash equivalents	153,851	(18,151)
Cash and cash equivalents:
Beginning of period	14,745	69,298

End of period	$168,596	$51,147

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted. The July 31, 2010 Consolidated Condensed Balance Sheet was derived from audited financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements—Net income (loss) attributable to noncontrolling interests along with net income (loss) attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. However, prior to April 30, 2010, GSSI LLC (“GSSI”) held a noncontrolling interest in SSI Venture, LLC (“SSV”) (the Company’s retail/rental operations) along with a redemption feature as a result of a put option, and as such the Company recorded the redeemable noncontrolling interest in SSV in the mezzanine section of the Consolidated Condensed Balance Sheet, outside of stockholders’ equity. The Company had recorded the redeemable noncontrolling interest at the redemption value as prescribed in the operating agreement between GSSI and the Company at the end of each reporting period. At the end of each reporting period, if the redemption value was below the carrying value of the noncontrolling interest, the difference was recorded in noncontrolling interests as a component of stockholders’ equity; however, if the redemption value exceeded the carrying value of the noncontrolling interest the difference was recorded to retained earnings. On April 23, 2010, the Company entered into a transfer agreement with GSSI to acquire all of GSSI’s remaining 30.7% ownership interest in SSV for a negotiated price of $31.0 million. The purchase of GSSI’s interest in SSV was completed on April 30, 2010, resulting in the Company holding a 100% interest in SSV. As a result of this purchase, equity-noncontrolling interest and redeemable noncontrolling interest related to SSV were eliminated. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Nine months ended April 30,
	2011			2010
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$788,770	$13,617	$802,387	$765,295	$15,411	$780,706
Net income (loss)	88,395	(58)	88,337	72,306	5,653	77,959
Stock-based compensation expense	9,338	—	9,338	8,979	—	8,979
Issuance of shares under share award plans	(656)	—	(656)	(1,180)	—	(1,180)
Tax benefit from share award plans	62	—	62	140	—	140
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	(10,338)	(10,338)
Contributions from noncontrolling interests, net	—	393	393	—	3,203	3,203
Acquisition of noncontrolling interest, net of deferred taxes	—	—	—	(2,576)	(114)	(2,690)

Balance, end of period	$885,909	$13,952	$899,861	$842,964	$13,815	$856,779

Fair Value Instruments— The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and the 6.75% Senior Subordinated Notes due 2014 (“6.75% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices. The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The estimated fair value of the 6.50% Notes, 6.75% Notes, Industrial Development Bonds and other long-term debt as of April 30, 2011 is presented below (in thousands):

	April 30, 2011
	Carrying Value	Fair Value
6.50% Notes	$390,000	$397,800
6.75% Notes	$43,937	$44,431
Industrial Development Bonds	$41,200	$46,070
Other long-term debt	$8,124	$8,211

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

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended April 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$76,867	$76,867	$72,789	$72,789

Weighted-average shares outstanding	36,038	36,038	36,271	36,271
Effect of dilutive securities	—	831	—	563

Total shares	36,038	36,869	36,271	36,834

Net income per share attributable to Vail Resorts	$2.13	$2.08	$2.01	$1.98

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 1,000 and approximately 35,000 for the three months ended April 30, 2011 and 2010, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2011 and 2010 (in thousands, except per share amounts):

	Nine months ended April 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$88,395	$88,395	$72,306	$72,306

Weighted-average shares outstanding	35,988	35,988	36,239	36,239
Effect of dilutive securities	—	730	—	499

Total shares	35,988	36,718	36,239	36,738

Net income per share attributable to Vail Resorts	$2.46	$2.41	$2.00	$1.97

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 54,000 and approximately 12,000 for the nine months ended April 30, 2011 and 2010, respectively.

4.	Long-Term Debt

Long-term debt as of April 30, 2011, July 31, 2010 and April 30, 2010 is summarized as follows (in thousands):

	Maturity (a)	April 30, 2011	July 31, 2010	April 30, 2010
Credit Facility Revolver (b)	2016	$—	$35,000	$—
Industrial Development Bonds	2020	41,200	42,700	42,700
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes (c)	2019	390,000	—	—
6.75% Notes (c)	2014	43,937	390,000	390,000
Other	2011-2029	8,124	6,436	6,398

Total debt		535,836	526,711	491,673
Less: Current maturities (d)		45,357	1,869	1,851

Long-term debt		$490,479	$524,842	$489,822

(a)	Maturities are based on the Company’s July 31 fiscal year end.
(b)	On January 25, 2011, The Vail Corporation (the “Vail Corp”), a wholly-owned subsidiary of the Company, amended and restated its senior credit facility (the “Credit Facility”). Key modifications to the Credit Facility included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016; increased grid pricing for interest rate margins (as of April 30, 2011, under the Credit Facility, at LIBOR plus 1.75%) and commitment fees (as of April 30, 2011, under the Credit Facility, at 0.35%); the expansion of baskets related to the Company’s ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants.

The Credit Facility is governed by the Fifth Amended and Restated Credit Agreement (“Credit Agreement”) between Vail Corp, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents and the Lenders party thereto, and consists of a $400 million revolving credit facility. The Company’s obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of the Company and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). The proceeds of loans made under the Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. The Credit Agreement matures January 25, 2016. Borrowings under the Credit Agreement bear interest annually at a rate of (i) LIBOR plus a margin or (ii) the Agent’s prime lending rate. Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as such terms are defined in the Credit Agreement) on a trailing four-quarter basis. The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends. The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

On April 13, 2011, Vail Corp entered into the First Amendment (the “First Amendment”) to its Credit Agreement. The First Amendment amended certain of the negative covenants in the Credit Agreement, including providing for increased capacity for investments in similar businesses, increased capacity for debt incurrence, and permitting distributions of the proceeds of sales of certain real estate developments. The First Amendment became effective upon the closing of the 6.50% Notes on April 25, 2011.

(c)	On April 25, 2011, the Company completed an offering for $390 million of 6.50% Notes the proceeds of which, along with available cash resources, were used or will be used to purchase the outstanding $390 million principal amount of the 6.75% Notes and pay related premiums, fees and expenses. The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. The Company has certain early redemption options under the terms of the 6.50% Notes. The premium for early redemption of the 6.50% Notes ranges from 4.875% to 0%, depending on the date of redemption. The 6.50% Notes are subordinated to certain of the Company’s debts, including the Credit Agreement, and will be subordinated to certain of the Company’s future debts. The Company’s payment obligations under the 6.50% Notes are jointly and severally guaranteed by substantially all of the Company’s current and future domestic subsidiaries. The indenture governing the 6.50% Notes contains restrictive covenants, which, among other things, limit the ability of Vail Resorts and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies. Pursuant to the registration rights agreement executed as part of the offering of the 6.50% Notes, the Company agreed to file an exchange offer registered under the Securities Act on or prior to 210 days after the closing of the offering, with such registration statement being declared effective on or prior to 270 days after the closing of the offering, and to exchange the notes for a new issue of substantially identical debt securities and guarantees. If the Company fails to satisfy its obligations under the registration rights agreement, it will be required to pay additional interest to the holders of the notes.

In April 2011, the Company offered to purchase the 6.75% Notes for total consideration of $1,013.75 per $1,000 principal amount. Of the $390 million outstanding 6.75% Notes, $346.1 million, or approximately 89%, were tendered. A loss on extinguishment of debt in the amount of $6.6 million was recorded during the three and nine months ended April 30, 2011 in connection with the 6.75% Notes that were tendered. On April 25, 2011, the Company called all of the remaining outstanding 6.75% Notes of $43.9 million for a call price of 101.125% of the principal balance; as a result, the 6.75% Notes were completely defeased on May 25, 2011.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2011 reflected by fiscal year are as follows (in thousands):

2011	$44,034
2012	1,378
2013	938
2014	509
2015	269
Thereafter	488,708

Total debt	$535,836

The Company incurred gross interest expense of $8.5 million and $8.4 million for the three months ended April 30, 2011 and 2010, respectively, of which $0.4 million in each period was amortization of deferred financing costs. The

Company had no capitalized interest during the three months ended April 30, 2011. The Company capitalized $4.7 million of interest (of which $4.3 million was related to real estate under development) during the three months ended April 30, 2010. The Company incurred gross interest expense of $25.6 million and $25.3 million for the nine months ended April 30, 2011 and 2010, respectively, of which $1.2 million in each period was amortization of deferred financing costs. The Company capitalized $0.5 million of interest (related to real estate development) and $12.6 million of interest (of which $11.5 million was related to real estate development) during the nine months ended April 30, 2011 and 2010, respectively.

5.	Acquisition

On October 25, 2010, the Company acquired for cash 100% of the capital stock of BCRP Inc. and the membership interest of Northstar Group Commercial Properties LLC (together, with their subsidiaries “Northstar-at-Tahoe”) that operate the Northstar-at-Tahoe mountain resort in North Lake Tahoe, California from Booth Creek Resort Properties LLC and other sellers for a total consideration of $60.5 million, net of cash acquired. Northstar-at-Tahoe is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. Additionally, Northstar-at-Tahoe operates a base area village at the resort, including the subleasing of commercial retail space and condominium property management.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands). The preliminary estimate of fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below.

Preliminary Estimates of Acquisition Date Fair Value
Accounts receivable, net	$2,336
Inventory, net	1,799
Other assets	1,488
Property, plant and equipment	9,469
Deferred income tax assets, net	14,603
Intangible assets	2,470
Goodwill	86,484

Total identifiable assets acquired	$118,649
Accounts payable and accrued liabilities	$6,548
Deferred revenue	5,281
Capital lease obligations	2,892
Unfavorable lease obligations, net	43,400

Total liabilities assumed	$58,121
Total purchase price	$60,528

The operations of Northstar-at-Tahoe are conducted on land and with operating assets owned by CNL Lifestyle Properties, Inc. under long-term lease agreements which were assumed by the Company. Under the terms of the leases, the Company estimates that it will be required to pay above market rates in the aggregate through the remainder of the initial lease term expiring in fiscal 2027. The Company has recorded a net unfavorable lease obligation for these leases that will be amortized as an adjustment to lease expense over the remaining initial lease term. Future minimum lease payments (excluding contingent rents and executory costs) under the remaining initial term of these leases reflected by fiscal year as of April 30, 2011 are as follows (in thousands):

2011	$—
2012	11,358
2013	11,703
2014	12,365
2015	12,683
Thereafter	152,145

Total	$200,254

The excess of the purchase price over the aggregate fair values of assumed assets and liabilities was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Northstar-at-Tahoe and other factors. None of the goodwill is expected to be deductible for income tax purposes. The operating results of Northstar-at-Tahoe have contributed $32.4 million and $63.8 million of net revenue for the three and nine months ended April 30, 2011, respectively. Additionally, the Company has recognized $4.0 million of acquisition related expenses in the Consolidated Condensed Statement of Operations during the nine months ended April 30, 2011.

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Northstar-at-Tahoe was completed on August 1, 2009. The following pro forma financial information includes adjustments for (i) depreciation and interest expense for capital leases on acquired property, plant and equipment recorded at the date of acquisition; (ii) straight-line expense recognition of minimum future lease payments from the date of acquisition, including the amortization of the net unfavorable lease obligations; and (iii) acquisition related costs. This pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on August 1, 2009 (in thousands, except per share amounts).

Three Months Ended April 30,
2010
Pro forma net revenue	$381,264
Pro forma net income attributable to Vail Resorts, Inc.	$79,904
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.20
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.17

	Nine Months Ended April 30,
	2011	2010
Pro forma net revenue	$1,041,449	$791,648
Pro forma net income attributable to Vail Resorts, Inc.	$87,112	$79,871
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.42	$2.20
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.37	$2.17

6.	Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	April 30,	July 31,	April 30,
	2011	2010	2010
Land and land improvements	$270,965	$270,382	$269,176
Buildings and building improvements	801,268	769,382	738,228
Machinery and equipment	542,582	512,144	514,009
Furniture and fixtures	211,839	198,566	191,054
Software	63,925	56,498	53,687
Vehicles	41,968	35,447	35,296
Construction in progress	22,314	31,197	46,947

Gross property, plant and equipment	1,954,861	1,873,616	1,848,397
Accumulated depreciation	(927,557)	(846,226)	(823,420)

Property, plant and equipment, net	$1,027,304	$1,027,390	$1,024,977

The net carrying amount of goodwill allocated between the Company’s segments as of July 31, 2010 and April 30, 2011, with related changes are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2010	$120,615	$60,470	$181,085
Northstar-at-Tahoe acquisition	86,484	—	86,484

Balance at April 30, 2011	$207,099	$60,470	$267,569

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2011	2010	2010
Trade payables	$42,619	$47,554	$37,717
Real estate development payables	4,731	31,203	35,920
Deferred revenue	38,589	53,298	31,363
Deferred real estate and other deposits	13,252	42,891	56,940
Accrued salaries, wages and deferred compensation	28,736	21,425	24,000
Accrued benefits	27,752	23,547	28,716
Accrued interest	1,962	13,939	6,506
Other accruals	22,427	21,469	16,421

Total accounts payable and accrued liabilities	$180,068	$255,326	$237,583

The composition of other long-term liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2011	2010	2010
Private club deferred initiation fee revenue and deposits	$146,768	$148,184	$149,889
Unfavorable lease obligation, net	39,397	—	—
Other long-term liabilities	51,339	48,976	46,804

Total other long-term liabilities	$237,504	$197,160	$196,693

7.	Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of April 30, 2011, the Employee Housing Entities had total assets of $34.3 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.3 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions. The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.4 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2011.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels. The Company previously extended a $2.0 million note receivable to one of these entities at the time the entity acquired the hotel property that the Company managed. This entity was formed by unrelated third parties to acquire, own, operate and realize the value in a resort hotel property. The Company continues to manage the day-to-day operations of this hotel property as of April 30, 2011. The Company has determined that this entity is a VIE, and the management contract along with the note receivable are significant variable interests in this VIE. The Company has also determined that it is not the primary beneficiary of this entity and, accordingly, is not required to consolidate this entity. Based upon the latest information provided by this third party entity, this VIE had estimated total assets of approximately $62.7 million and total liabilities of approximately $71.9 million. This entity has been in default on certain debt held by the entity and the third party owners of the entity have been unable to reach an agreement to restructure the debt with their creditor, as the creditor initiated foreclosure proceedings in May 2011. If foreclosure were to occur, the Company believes it is probable that its note receivable, including accrued interest, would be impaired. As such, the Company has recorded an asset impairment charge of $2.6 million in its Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2011. Additionally, the Company has an intangible asset associated with the management of the hotel, with a net carrying amount as of April 30, 2011 of $0.5 million. The Company believes it will continue to manage the hotel if foreclosure were to take place.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of April 30, 2011
Description	Balance at April 30, 2011	Level 1	Level 2	Level 3
US Treasury	$8,378	$8,378	$—	$—
Certification of Deposit	$1,290	$—	$1,290	$—

	Fair Value Measurement as of July 31, 2010
Description	Balance at July 31, 2010	Level 1	Level 2	Level 3
Money Market	$399	$399	$—	$—
US Treasury	$8,297	$8,297	$—	$—
Certification of Deposit	$300	$—	$300	$—

	Fair Value Measurement as of April 30, 2010
Description	Balance at April 30, 2010	Level 1	Level 2	Level 3
Money Market	$8,695	$8,695	$—	$—
Certification of Deposit	$300	$—	$300	$—

The Company’s cash equivalents include money market funds (Level 1) and time deposits (Level 2) which are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.	Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million, $1.9 million and $1.8 million, primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2011, July 31, 2010 and April 30, 2010, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees/ Indemnifications

As of April 30, 2011, the Company had various other letters of credit in the amount of $61.0 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds, $1.1 million of construction and development related guarantees and $5.4 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Self Insurance

The Company is self-insured for claims under its health benefit plans and for the vast majority of workers’ compensation claims, subject to a stop loss policy. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 6, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of April 30, 2011, July 31, 2010 and April 30, 2010 the accrual for the above loss contingencies was not material individually and in the aggregate.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net revenue:
Lift tickets	$187,341	$159,772	$342,514	$289,289
Ski school	46,522	40,625	83,818	70,694
Dining	31,733	25,837	62,244	49,094
Retail/rental	59,364	55,107	155,737	137,671
Other	26,458	20,872	66,161	55,647

Total Mountain net revenue	351,418	302,213	710,474	602,395
Lodging	49,835	44,877	138,933	124,908

Total Resort net revenue	401,253	347,090	849,407	727,303
Real Estate	13,221	3,164	187,629	4,239

Total net revenue	$414,474	$350,254	$1,037,036	$731,542

Operating expense:
Mountain	$182,136	$156,454	$456,496	$386,940
Lodging	41,001	39,292	127,675	119,703

Total Resort operating expense	223,137	195,746	584,171	506,643
Real estate	18,309	8,391	188,716	20,985

Total segment operating expense	$241,446	$204,137	$772,887	$527,628

Gain on sale of real property	$—	$—	$—	$6,087
Mountain equity investment income, net	$406	$838	$1,324	$1,299

Reported EBITDA:
Mountain	$169,688	$146,597	$255,302	$216,754
Lodging	8,834	5,585	11,258	5,205

Resort	178,522	152,182	266,560	221,959
Real Estate	(5,088)	(5,227)	(1,087)	(10,659)

Total Reported EBITDA	$173,434	$146,955	$265,473	$211,300

Real estate held for sale and investment	$282,162	$445,885	$282,162	$445,885

Reconciliation to net income attributable to Vail Resorts, Inc:
Total Reported EBITDA	$173,434	$146,955	$265,473	$211,300
Depreciation and amortization	(30,937)	(27,812)	(88,945)	(82,768)
(Loss) gain on disposal of fixed assets, net	(35)	18	(343)	(83)
Asset impairment charge	(2,561)	—	(2,561)	—
Investment income	114	141	578	563
Interest expense, net	(8,515)	(3,673)	(25,110)	(12,656)
Loss on extinguishment of debt	(6,615)	—	(6,615)	—

Income before provision for income taxes	124,885	115,629	142,477	116,356
Provision for income taxes	(48,045)	(39,238)	(54,140)	(38,397)

Net income	$76,840	$76,391	$88,337	$77,959
Net loss (income) attributable to noncontrolling interests	27	(3,602)	58	(5,653)

Net income attributable to Vail Resorts, Inc.	$76,867	$72,789	$88,395	$72,306

11.	Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the three and nine months ended April 30, 2011. Since inception of its stock repurchase plan through April 30, 2011, the Company has repurchased 4,264,804 shares at a cost of approximately $162.8 million. As of April 30, 2011, 1,735,196 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.

12.	Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for VR Acquisition, Inc., BCRP, Inc., Booth Creek Ski Holdings, Inc., Trimont Land Company, Northstar Commercial Properties LLC, and Northstar Group Restaurant Properties LLC (collectively, “Northstar-at-Tahoe”), Eagle Park Reservoir Company, Gros Ventre Utility Company, Mountain Thunder, Inc., Larkspur Restaurant & Bar, LLC, Gore Creek Place, LLC and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.75% Notes.

The Company’s payment obligations under the 6.50% Notes (see Note 4, Long-Term Debt), issued on April 25, 2011, are jointly and severally guaranteed by substantially all of the Company’s current and future domestic subsidiaries. Certain Non-Guarantor Subsidiaries under the 6.75% Notes, primarily relating to the entities that comprise the operations of Northstar-at-Tahoe and acquired by the Company on October 25, 2010, are guarantors with respect to the 6.50% Notes. As a result, the financial information with respect to “Guarantor Subsidiaries” and “Non-Guarantor Subsidiaries” presented below should not be relied upon as presenting financial information with respect to the guarantors of the 6.50% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries under the 6.75% Notes. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” On April 30, 2010, the Company acquired GSSI’s remaining noncontrolling interest in SSV (see Note 2, Summary of Significant Accounting Policies). Subsequent to this transaction, SSV became a Guarantor Subsidiary under the 6.75% Notes. As such, the Company has included SSV under Guarantor Subsidiaries in the accompanying supplemental condensed financial statements. Reclassifications for SSV have been made to the financial information as of and for the three and nine months ended April 30, 2010 to conform to the current year presentation. Balance sheets are presented as of April 30, 2011, July 31, 2010 and April 30, 2010. Statements of operations are presented for the three and nine months ended April 30, 2011 and 2010. Statement of cash flows are presented for the nine months ended April 30, 2011 and 2010.

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

Supplemental Condensed Consolidating Balance Sheet

As of April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$162,576	$6,020	$—	$168,596
Restricted cash	—	12,423	579	—	13,002
Trade receivables, net	450	43,758	2,209	—	46,417
Inventories, net	—	44,055	1,182	—	45,237
Other current assets	27,767	14,629	7,593	—	49,989

Total current assets	28,217	277,441	17,583	—	323,241

Property, plant and equipment, net	—	969,005	58,299	—	1,027,304
Real estate held for sale and investment	—	282,162	—	—	282,162
Goodwill, net	—	181,085	86,484	—	267,569
Intangible assets, net	—	71,021	20,264	—	91,285
Other assets	8,590	31,365	7,422	—	47,377
Investments in subsidiaries	1,800,382	71,908	—	(1,872,290)	—
Advances	(300,046)	290,849	9,197	—	—

Total assets	$1,537,143	$2,174,836	$199,249	$(1,872,290)	$2,038,938

Current liabilities:
Accounts payable and accrued liabilities	$2,425	$166,765	$10,878	$—	$180,068
Income taxes payable	1,296	—	—	—	1,296
Long-term debt due within one year	43,937	118	1,302	—	45,357

Total current liabilities	47,658	166,883	12,180	—	226,721
Long-term debt	390,000	41,344	59,135	—	490,479
Other long-term liabilities	29,203	166,227	42,074	—	237,504
Deferred income taxes	184,373	—	—	—	184,373
Total Vail Resorts, Inc. stockholders’ equity	885,909	1,800,382	71,908	(1,872,290)	885,909
Noncontrolling interests	—	—	13,952	—	13,952

Total stockholders’ equity	885,909	1,800,382	85,860	(1,872,290)	899,861

Total liabilities and stockholders’ equity	$1,537,143	$2,174,836	$199,249	$(1,872,290)	$2,038,938

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2010

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$11,315	$3,430	$—	$14,745
Restricted cash	—	11,443	391	—	11,834
Trade receivables, net	—	53,013	609	—	53,622
Inventories, net	—	48,081	214	—	48,295
Other current assets	21,448	20,570	231	—	42,249

Total current assets	21,448	144,422	4,875	—	170,745
Property, plant and equipment, net	—	990,904	36,486	—	1,027,390
Real estate held for sale and investment	—	422,164	—	—	422,164
Goodwill, net	—	181,085	—	—	181,085
Intangible assets, net	—	71,118	18,155	—	89,273
Other assets	2,515	24,776	4,861	—	32,152
Investments in subsidiaries	1,631,824	(16,258)	—	(1,615,566)	—
Advances	(294,189)	298,798	(4,609)	—	—

Total assets	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Current liabilities:
Accounts payable and accrued liabilities	$12,400	$240,823	$2,103	$—	$255,326
Income taxes payable	32,729	—	—	—	32,729
Long-term debt due within one year	—	1,682	187	—	1,869

Total current liabilities	45,129	242,505	2,290	—	289,924
Long-term debt	390,000	76,479	58,363	—	524,842
Other long-term liabilities	29,203	166,201	1,756	—	197,160
Deferred income taxes	108,496	—	—	—	108,496
Total Vail Resorts, Inc. stockholders’ equity	788,770	1,631,824	(16,258)	(1,615,566)	788,770
Noncontrolling interests	—	—	13,617	—	13,617

Total stockholders’ equity	788,770	1,631,824	(2,641)	(1,615,566)	802,387

Total liabilities and stockholders’ equity	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Supplemental Condensed Consolidating Balance Sheet

As of April 30, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$47,432	$3,715	$—	$51,147
Restricted cash	—	11,447	379	—	11,826
Trade receivables, net	—	34,458	581	—	35,039
Inventories, net	—	42,489	180	—	42,669
Other current assets	24,819	20,973	245	—	46,037

Total current assets	24,819	156,799	5,100	—	186,718
Property, plant and equipment, net	—	988,666	36,311	—	1,024,977
Real estate held for sale and investment	—	445,885	—	—	445,885
Goodwill, net	—	168,197	—	—	168,197
Intangible assets, net	—	68,426	18,155	—	86,581
Other assets	2,693	24,910	4,878	—	32,481
Investments in subsidiaries	1,685,014	(15,125)	—	(1,669,889)	—
Advances	(281,864)	287,253	(5,389)	—	—

Total assets	$1,430,662	$2,125,011	$59,055	$(1,669,889)	$1,944,839

Current liabilities:
Accounts payable and accrued liabilities	$5,897	$230,087	$1,599	$—	$237,583
Income taxes payable	10,022	—	—	—	10,022
Long-term debt due within one year	—	1,664	187	—	1,851

Total current liabilities	15,919	231,751	1,786	—	249,456
Long-term debt	390,000	41,459	58,363	—	489,822
Other long-term liabilities	29,690	166,787	216	—	196,693
Deferred income taxes	152,089	—	—	—	152,089
Total Vail Resorts, Inc. stockholders’ equity	842,964	1,685,014	(15,125)	(1,669,889)	842,964
Noncontrolling interests	—	—	13,815	—	13,815

Total stockholders’ equity	842,964	1,685,014	(1,310)	(1,669,889)	856,799

Total liabilities and stockholders’ equity	$1,430,662	$2,125,011	$59,055	$(1,669,889)	$1,944,839

Supplemental Condensed Consolidating Statement of Operations

For the three months ended April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$380,803	$36,564	$(2,893)	$414,474
Total operating expense	5	252,562	25,267	(2,855)	274,979

(Loss) income from operations	(5)	128,241	11,297	(38)	139,495
Other expense, net	(13,374)	(1,455)	(225)	38	(15,016)
Equity investment income, net	—	406	—	—	406

(Loss) income before benefit (provision) for income taxes	(13,379)	127,192	11,072	—	124,885
Benefit (provision) for income taxes	5,151	(48,903)	(4,293)	—	(48,045)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(8,228)	78,289	6,779	—	76,840
Equity in income of consolidated subsidiaries	85,095	6,806	—	(91,901)	—

Net income	76,867	85,095	6,779	(91,901)	76,840
Net loss attributable to noncontrolling interests	—	—	27	—	27

Net income attributable to Vail Resorts, Inc.	$76,867	$85,095	$6,806	$(91,901)	$76,867

Supplemental Condensed Consolidating Statement of Operations

For the three months ended April 30, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$349,752	$3,459	$(2,957)	$350,254
Total operating expense	172	231,229	3,449	(2,919)	231,931

(Loss) income from operations	(172)	118,523	10	(38)	118,323
Other (expense) income, net	(6,758)	3,491	(303)	38	(3,532)
Equity investment income, net	—	838	—	—	838

(Loss) income before benefit (provision) for income taxes	(6,930)	122,852	(293)	—	115,629
Benefit (provision) for income taxes	1,699	(40,937)	—	—	(39,238)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(5,231)	81,915	(293)	—	76,391
Equity in income (loss) of consolidated subsidiaries, net	78,020	(256)	—	(77,764)	—

Net income (loss)	72,789	81,659	(293)	(77,764)	76,391
Net (income) loss attributable to noncontrolling interests	—	(3,639)	37	—	(3,602)

Net income (loss) attributable to Vail Resorts, Inc.	$72,789	$78,020	$(256)	$(77,764)	$72,789

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$972,375	$73,480	$(8,819)	$1,037,036
Total operating expense	330	819,848	53,263	(8,705)	864,736

(Loss) income from operations	(330)	152,527	20,217	(114)	172,300
Other expense, net	(26,892)	(3,335)	(1,034)	114	(31,147)
Equity investment income, net	—	1,324	—	—	1,324

(Loss) income before benefit (provision) for income taxes	(27,222)	150,516	19,183	—	142,477
Benefit (provision) for income taxes	11,157	(57,379)	(7,918)	—	(54,140)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(16,065)	93,137	11,265	—	88,337
Equity in income of consolidated subsidiaries, net	104,460	11,323	—	(115,783)	—

Net income	88,395	104,460	11,265	(115,783)	88,337
Net loss attributable to noncontrolling interests	—	—	58	—	58

Net income attributable to Vail Resorts, Inc.	$88,395	$104,460	$11,323	$(115,783)	$88,395

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended April 30, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$730,893	$8,197	$(7,548)	$731,542
Total operating expense	492	602,120	9,214	(7,434)	604,392

(Loss) income from operations	(492)	128,773	(1,017)	(114)	127,150
Other (expense) income, net	(20,276)	8,840	(771)	114	(12,093)
Equity investment income, net	—	1,299	—	—	1,299

(Loss) income before benefit (provision) for income taxes	(20,768)	138,912	(1,788)	—	116,356
Benefit (provision) for income taxes	7,293	(45,690)	—	—	(38,397)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(13,475)	93,222	(1,788)	—	77,959
Equity in income (loss) of consolidated subsidiaries, net	85,781	(1,720)	—	(84,061)	—

Net income (loss)	72,306	91,502	(1,788)	(84,061)	77,959
Net (income) loss attributable to noncontrolling interests	—	(5,721)	68	—	(5,653)

Net income (loss) attributable to Vail Resorts, Inc.	$72,306	$85,781	$(1,720)	$(84,061)	$72,306

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by operating activities	$27,933	$259,071	$4,341	$291,345
Cash flows from investing activities:
Capital expenditures	—	(71,668)	(1,901)	(73,569)
Acquisition of business	—	(60,528)	—	(60,528)
Other investing activities, net	—	(303)	(62)	(365)

Net cash used in investing activities	—	(132,499)	(1,963)	(134,462)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	189,000	—	189,000
Payments of other long-term debt	—	(225,700)	(1,005)	(226,705)
Proceeds from borrowings under the 6.50% notes	390,000	—	—	390,000
Payment of tender of 6.75% notes	(346,063)	—	—	(346,063)
Payment of financing costs	(8,123)	—	—	(8,123)
Advances	(65,060)	63,910	1,150	—
Other financing activities, net	1,313	(2,521)	67	(1,141)

Net cash (used in) provided by financing activities	(27,933)	24,689	212	(3,032)

Net increase in cash and cash equivalents	—	151,261	2,590	153,851
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745

End of period	$—	$162,576	$6,020	$168,596

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended April 30, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$23,053	$33,974	$(316)	$56,711
Cash flows from investing activities:
Capital expenditures	—	(48,573)	(228)	(48,801)
Cash received from sale of real property	—	8,920	—	8,920
Other investing activities, net	—	(415)	(7,500)	(7,915)

Net cash used in investing activities	—	(40,068)	(7,728)	(47,796)
Cash flows from financing activities:
Acquisition of noncontrolling interest	—	(31,000)	—	(31,000)
Proceeds from borrowings under other long-term debt	—	85,962	—	85,962
Payments of other long-term debt	—	(86,069)	(177)	(86,246)
Advances	(24,073)	24,073	—	—
Other financing activities, net	1,020	(6,124)	9,322	4,218

Net cash (used in) provided by financing activities	(23,053)	(13,158)	9,145	(27,066)

Net (decrease) increase in cash and cash equivalents	—	(19,252)	1,101	(18,151)
Cash and cash equivalents:
Beginning of period	—	66,684	2,614	69,298

End of period	$—	$47,432	$3,715	$51,147

13.	SUBSEQUENT EVENTS

On June 7, 2011, the Company’s Board of Directors approved the commencement of a regular quarterly dividend program and on that date authorized an annual cash dividend at a rate projected to be $0.60 per share, subject to quarterly declaration, with the first quarterly dividend of $0.15 per share declared and payable on July 18, 2011 to stockholders of record as of July 1, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2011 and 2010 and for the three and nine months then ended, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K. See also “Forward-Looking Statements” below for more information on these risks and other important factors that could cause actual results to differ materially from our forward looking statements.

Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section below for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt.

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

Mountain Segment

The Mountain segment is comprised of the operations of six ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our six ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 53% of Mountain segment net revenue for each of the three months ended April 30, 2011 and 2010 and approximately 48% of Mountain segment net revenue for each of the nine months ended April 30, 2011 and 2010.

Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (i) Destination guests and (ii) In-State guests. For the 2010/2011 ski season, Destination guests comprised approximately 57% of our skier visits, while In-State guests comprised approximately 43% of our skier visits, which compares to approximately 58% and 42%, respectively, for the 2009/2010 ski season (excluding Northstar-at-Tahoe for both the current and prior ski seasons).

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We market season passes to both Destination and In-State guests in an effort to offer a value option in turn for a commitment predominately prior to the beginning of the ski season by guests to ski at our resorts. This in turn has developed a loyal customer base that generally skis multiple days each season at our resorts and provides a more stabilized stream of lift revenue to us. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For each of the 2010/2011 and 2009/2010 ski seasons, approximately 35% of the total lift ticket revenue recognized was comprised of season pass revenue.

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

Lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends as the Mountain segment, particularly with respect to visitation by Destination guests. Lodging revenue from properties (including managed condominium rooms) at or around our ski resorts, and CME, represented approximately 90% and 92% of Lodging segment revenue for the three months ended April 30, 2011 and 2010, respectively, and 75% of Lodging segment revenue for both of the nine months ended April 30, 2011 and 2010. Lodging segment revenue during our first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC’s operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in the vertical development of projects, as well as, occasionally the sale of land to third-party developers. Revenue from vertical development projects is not recognized until the closing of individual units within a project which occurs after substantial completion of the project. Contingent future profits from land sales, if any, are recognized only when received. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects. Our real estate development projects also may result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•

Our season pass products provide a value option to our guests which in turn creates a guest commitment predominantly prior to the start of the ski season, resulting in a more stabilized stream of lift revenue. In March 2011, we began our pre-season pass sales program for the 2011/2012 ski season. Through June 5, 2011, our spring pre-season pass sales for the upcoming 2011/2012 ski season (including Northstar-at-Tahoe for both the current and prior year, which prior year includes spring pass sales that occurred before our acquisition of Northstar-at-Tahoe in October 2010) have increased approximately 19% in units and increased approximately 27% in sales dollars, over the same period in the prior year, which spring sales period has historically represented roughly one third of our total season pass sales in any given year. However, we cannot predict if this favorable trend will continue through the Fall 2011 pass sales campaign, the level of pre-season pass pricing or the overall impact that season pass sales will have on lift ticket revenue for the 2011/2012 ski season.

•

In response to the economic downturn in 2008 and 2009, we implemented cost reduction initiatives in fiscal 2009, including a company-wide wage reduction and suspension of our 401(k) plan matching contributions. We reinstated some of the prior year’s wage and benefit reduction with a 2% interim wage increase for year round employees effective April 1, 2010 and seasonal employees for the 2010/2011 ski season along with a partial reinstatement of our matching component of the 401(k) plan. We currently plan to fully reinstate the previous level of 401(k) matching ratably over a three year period. We also have returned to a more normal level of wage increases for fiscal 2011; however, we cannot predict whether any increases in labor costs and other employee benefit costs coupled with other increases in operating costs will continue to be more than offset by increased revenues.

•

On October 25, 2010, we acquired Northstar-at-Tahoe, a destination mountain resort in North Lake Tahoe, California for total consideration of $63.0 million, less cash assumed. We cannot predict whether we will realize all of the synergies expected to arise subsequent to the acquisition of Northstar-at-Tahoe, nor can we predict the amount of management’s time and effort, including the cost necessary to integrate its operations and the ultimate impact it will have on our future results of operations.

•

Real estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the first quarter of fiscal 2011, we received a certificate of occupancy for The Ritz-Carlton Residences, Vail and we have closed on 67 units through April 30, 2011 (with an additional unit having closed subsequent to April 30, 2011). Additionally, we have closed on four units at One Ski Hill Place (which was completed in the fourth quarter of fiscal 2010) in fiscal 2011 through April 30, 2011 (40 units in total including 36 units closed in fiscal 2010). We currently have on a combined basis 99 units available for sale at The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge and Crystal Peak Lodge at Breckenridge. We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the credit markets and a slowdown in the overall real estate market. Buyers have been or may be unable to close on units in part due to a reduction in funds available to buyers and/or decreases in mortgage availability. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. Furthermore, if the current weakness in the real estate market were to persist for multiple years thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) combined with an increase in estimated carrying costs and/or a decline in estimated rental income to be earned during the holding period for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•

In addition to our $168.6 million of cash and cash equivalents at April 30, 2011, we have $331.7 million available under our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $68.3 million), which was amended and restated on January 25, 2011. Key modifications to the Credit Agreement included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016; increased grid pricing for interest rate margins (as of April 30, 2011, under the Credit Agreement, at LIBOR plus 1.75%) and commitment fees (as of April 30, 2011, under the Credit Agreement at 0.35%); the expansion of baskets for improved flexibility in our ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants. In addition, on April 25, 2011, we completed an offering for $390 million of 6.50% Senior Subordinated Notes due 2019 (the “6.50% Notes”), the proceeds of which, along with available cash resources, were used or will be used to purchase the outstanding $390 million principal amount of 6.75% Senior Subordinated Notes due 2014 (the “6.75% Notes”) and pay related premiums, fees and expenses ($346.1 million principal balance of the 6.75% Notes were tendered as of April 30, 2011 and all of the remaining outstanding principal balance of $43.9 million was called on April 25, 2011 and defeased on May 25, 2011 and as such we will record an additional loss on extinguishment of debt of $0.8 million in the fourth quarter of fiscal 2011). The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. Additionally, we believe the 6.50% Notes will allow for substantially increased flexibility in our ability to incur debt and make acquisitions, investments and distributions. The above, combined with the completion of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge and Crystal Peak Lodge at Breckenridge are expected to significantly exceed remaining carrying costs, has and is anticipated to provide us with significant liquidity which will allow us to consider strategic investments, including future acquisitions and other forms of providing return to our shareholders.

•

On June 7, 2011, the Company’s Board of Directors approved the commencement of a regular quarterly dividend program and on that date authorized an annual cash dividend at a rate projected to be $0.60 per share, subject to quarterly declaration, with the first quarterly dividend of $0.15 per share declared and payable on July 18, 2011 to stockholders of record as of July 1, 2011. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. We, at the discretion of the Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

•

Under GAAP, we test goodwill for impairment annually during the fourth quarter of each fiscal year, and evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams. We evaluate the recoverability of long-lived assets by estimating the future undiscounted cash flows using projected future levels of income. Our fiscal 2010 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment nor have we had a change in circumstances that indicated a potential impairment of long-lived assets in fiscal 2011. However, if a more severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values of our reporting units which may result in a goodwill, indefinite-lived intangible asset and/or long-lived asset impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets, particularly related to certain of our lodging operations.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and nine months ended April 30, 2011, compared to the three and nine months ended April 30, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Mountain Reported EBITDA	$169,688	$146,597	$255,302	$216,754
Lodging Reported EBITDA	8,834	5,585	11,258	5,205

Resort Reported EBITDA	178,522	152,182	266,560	221,959
Real Estate Reported EBITDA	(5,088)	(5,227)	(1,087)	(10,659)

Income before provision for income taxes	124,885	115,629	142,477	116,356
Net income attributable to Vail Resorts, Inc.	$76,867	$72,789	$88,395	$72,306

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2011 compared to the three months ended April 30, 2010

Mountain segment operating results for the three months ended April 30, 2011 and 2010 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended		Percentage
	April 30,		Increase
	2011	2010	(Decrease)
Net Mountain revenue:
Lift tickets	$187,341	$159,772	17.3%
Ski school	46,522	40,625	14.5%
Dining	31,733	25,837	22.8%
Retail/rental	59,364	55,107	7.7%
Other	26,458	20,872	26.8%

Total Mountain net revenue	$351,418	$302,213	16.3%

Mountain operating expense:
Labor and labor-related benefits	$74,332	$63,443	17.2%
Retail cost of sales	20,001	19,369	3.3%
Resort related fees	20,802	19,460	6.9%
General and administrative	26,972	24,032	12.2%
Other	40,029	30,150	32.8%

Total Mountain operating expense	$182,136	$156,454	16.4%

Mountain equity investment income, net	406	838	(51.6)%

Total Mountain Reported EBITDA	$169,688	$146,597	15.8%

Total skier visits	3,596	3,228	11.4%
ETP	$52.10	$49.50	5.3%

Total Mountain Reported EBITDA includes $1.6 million and $1.2 million of stock-based compensation expense for the three months ended April 30, 2011 and 2010, respectively.

Total Mountain net revenue increased $49.2 million, or 16.3%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, which increase includes $31.1 million of revenue from Northstar-at-Tahoe, which was acquired in October 2010. Excluding the impact of the acquisition of Northstar-at-Tahoe, total Mountain net revenue would have increased $18.1 million or 6.0%. Lift revenue increased $27.6 million, or 17.3%, for the three months ended April 30, 2011 compared to the same period in the prior year, due to a $17.3 million, or 15.5%, increase in paid lift revenue and a $10.3 million, or 21.2%, increase in season pass revenue. Excluding Northstar-at-Tahoe, lift revenue increased $11.7 million, or 7.3%, compared to the same period in the prior year, due to a $6.3 million, or 5.7%, increase in paid lift revenue and a $5.4 million, or 11.2%, increase in season pass revenue. Total skier visitation was up 11.4% and excluding Northstar-at-Tahoe, skier visitation was relatively flat as both the Colorado resorts and the Heavenly resort were unfavorably impacted by the timing of the Easter holiday which was in late April in the current fiscal year, versus, early April in the prior fiscal year. Our Heavenly resort was also impacted by higher than average resort closures due to severe weather in the current fiscal year. ETP, excluding season pass holders and Northstar-at-Tahoe, increased $5.93, or 9.2%, due primarily to price increases implemented during the current fiscal year. Total ETP, excluding Northstar-at-Tahoe, increased $3.60, or 7.3%, also due primarily to price increases implemented during the current year fiscal year, partially offset by a higher usage by our season pass holders in the current fiscal year.

Ski school revenue increased $5.9 million, or 14.5%, for the three months ended April 30, 2011 compared to the same period in the prior year with the current year benefiting from the acquisition of Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, ski school revenue increased $2.0 million, or 4.9%, which benefited from an increase in yield per skier visit due to higher guest spend as overall skier visitation was relatively flat. Dining revenue increased $5.9 million, or 22.8%, which also benefited from the acquisition of Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, dining revenues increased $1.8 million, or 6.9%, driven by a 6.0% increase in yield per skier visit for on-mountain dining, as well as the addition of two new on-mountain dining venues. The increases in both ski school and dining revenue were achieved despite the negative impact of the late Easter holiday in the current fiscal year.

Retail/rental revenue increased $4.3 million, or 7.7%, for the three months ended April 30, 2011 compared to the same period in the prior year, which includes $4.0 million of incremental revenue from Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, retail/rental increased $0.3 million, or 0.5%, which was driven primarily by increased retail revenue at our Vail and Beaver Creek mountain resort stores and Any Mountain stores (in the San Francisco bay area). Overall, mountain resort stores were negatively impacted by the late Easter holiday in the current fiscal year.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended April 30, 2011, other revenue increased $5.6 million, or 26.8%, compared to the three months ended April 30, 2010, which includes $3.2 million of incremental revenue from Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, other revenue increased $2.4 million, or 11.2%, primarily due to an increase in internet advertising due to the acquisition of Mountain News Corporation in May 2010 and higher strategic alliance marketing revenues.

Operating expense increased $25.7 million, or 16.4%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, which includes $19.4 million of expenses associated with Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, operating expense increased $6.3 million, or 4.0%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, due in part to higher labor and labor-related benefits which increased $3.7 million, or 5.9%. Overall, operating expenses including labor were impacted by a 6.2% increase in the number of operating days as compared to the prior fiscal year as our Vail, Breckenridge and Heavenly resorts remained open through the late Easter holiday. Labor and labor-related benefits in the current year were also impacted by the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan and a more normal level of wage increases. These increases were partially offset by a decrease in workers compensation claims of $2.2 million, due primarily to a substantial reduction in the number of claims. Retail cost of sales decreased $1.6 million, or 8.3%, excluding Northstar-at-Tahoe, due to the mix of retail sales and improved gross margins. Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) increased $0.9 million, or 4.7%, excluding Northstar-at-Tahoe, compared to the three months ended April 30, 2010, due to overall increases in revenue upon which those fees are based and general and administrative expenses increased $1.0 million, or 4.4%, excluding Northstar-at-Tahoe, primarily due to expenses associated with the operations of Mountain News Corporation acquired in May 2010. Other expense increased $2.2 million, or 7.5%, excluding Northstar-at-Tahoe, primarily due to higher fuel expense, as well as increased food and beverage cost of sales primarily due to an increase in dining revenue.

Nine months ended April 30, 2011 compared to the nine months ended April 30, 2010

Mountain segment operating results for the nine months ended April 30, 2011 and 2010 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended
	April 30,		Percentage
	2011	2010	Increase
Net Mountain revenue:
Lift tickets	$342,514	$289,289	18.4%
Ski school	83,818	70,694	18.6%
Dining	62,244	49,094	26.8%
Retail/rental	155,737	137,671	13.1%
Other	66,161	55,647	18.9%

Total Mountain net revenue	$710,474	$602,395	17.9%

Mountain operating expense:
Labor and labor-related benefits	$171,452	$144,686	18.5%
Retail cost of sales	61,641	55,663	10.7%
Resort related fees	38,439	34,565	11.2%
General and administrative	82,818	70,603	17.3%
Other	102,146	81,423	25.5%

Total Mountain operating expense	$456,496	$386,940	18.0%

Mountain equity investment income, net	1,324	1,299	1.9%

Total Mountain Reported EBITDA	$255,302	$216,754	17.8%

Total skier visits	6,991	6,010	16.3%
ETP	$48.99	$48.13	1.8%

Total Mountain Reported EBITDA includes $5.4 million and $4.0 million of stock-based compensation expense for the nine months ended April 30, 2011 and 2010, respectively.

Total Mountain net revenue increased $108.1 million, or 17.9%, for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, which increase includes $61.3 million of revenue from Northstar-at-Tahoe, which was acquired in October 2010. Excluding the impact of the acquisition of Northstar-at-Tahoe, total mountain net revenue would have increased $46.8 million or 7.8%. Lift revenue increased $53.2 million, or 18.4%, for the nine months ended April 30, 2011 compared to the same period in the prior year, due to a $34.2 million, or 18.1%, increase in paid lift revenue and a $19.0 million, or 18.9%, increase in season pass revenue. A large portion of this increase is attributable to the acquisition of Northstar-at-Tahoe since comparable results for Northstar-at-Tahoe are not included in the same period for the prior year. Excluding Northstar-at-Tahoe, lift revenue increased $22.4 million, or 7.7%, compared to the same period in the prior year, due to a $13.2 million, or 7.0%, increase in paid lift revenue and a $9.2 million, or 9.2%, increase in season pass revenue. Total skier visitation was up 16.3% and excluding Northstar-at-Tahoe, skier visitation was up 4.1% as both the Colorado resorts and the Heavenly resort benefited from significantly above average snowfall during the current season, but were unfavorably impacted by the timing of the Easter holiday which was in late April in the current fiscal year, versus, early April in the prior fiscal year. In addition, our Heavenly resort was also impacted by higher than average resort closures due to severe weather. ETP, excluding season pass holders and Northstar-at-Tahoe, increased $5.31, or 8.3%, due primarily to price increases implemented during the current fiscal year. Total ETP, excluding Northstar-at-Tahoe, increased $1.70, or 3.5%, also due primarily to price increases implemented during the current fiscal year, partially offset by higher usage including higher average usage per season pass holder in the current fiscal year.

Ski school revenue increased $13.1 million, or 18.6%, for the nine months ended April 30, 2011 compared to the same period in the prior year with the current year benefiting from the acquisition of Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, ski school revenue increased $5.5 million, or 7.8%, which benefited from the 4.1% increase in skier visitation and a 3.6% increase in yield per skier visit due to higher guest spend. Dining revenue increased $13.2 million, or 26.8%, which also benefited from the acquisition of Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, dining revenues increased $5.3 million, or 10.7%, driven by increased skier visitation and a 5.8% increase in yield per skier visit for on-mountain dining, as well as the addition of two new on-mountain dining venues. The increases in both ski school and dining revenue were achieved despite the negative impact of the late Easter holiday in the current fiscal year.

Retail/rental revenue increased $18.1 million, or 13.1%, for the nine months ended April 30, 2011 compared to the same period in the prior year, which includes $8.5 million of incremental revenue from Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, retail/rental increased $9.6 million, or 7.0%, which was driven primarily by higher revenues at our Colorado front range stores and Any Mountain stores (in the San Francisco bay area) which combined increased by approximately 11% as compared to the prior year. Additionally, our mountain resort stores experienced an increase in revenue primarily driven by retail sales due to higher skier visitation although these increases were tapered by the late Easter holiday in the current fiscal year.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the nine months ended April 30, 2011, other revenue increased $10.5 million, or 18.9%, compared to the nine months ended April 30, 2010, which includes $6.5 million of incremental revenue from Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, other revenue increased $4.0 million, or 7.2%, primarily due to an increase in internet advertising due to the acquisition of Mountain News Corporation in May 2010 and higher strategic alliance marketing revenues, partially offset by a decrease in municipal services revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $69.6 million, or 18.0%, for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, which includes $42.9 million of expenses (including $4.0 million of acquisition related costs included in general and administrative expense) in the current fiscal year associated with Northstar-at-Tahoe and $0.9 million (included in other expense) in assessments for extensive renovations to a commercial property in Breckenridge in which we are a tenant. Excluding these expenses, operating expense increased $25.8 million, or 6.7%, for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, due in part to higher labor and labor-related benefits which increased $13.0 million, or 9.0%, during the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010. Overall, operating expenses including labor were impacted by a 3.6% increase in the number of operating days primarily due to the late Easter holiday as discussed above, combined with opening ski terrain earlier due to above average early season snowfall. Labor and labor-related benefits in the current year were also impacted by the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan and a more normal level of wage increases, partially offset by a decrease in workers compensation claims of $2.2 million. Additionally, labor costs were impacted by an increase in staffing levels due to an increase in demand for ancillary services primarily in ski school, dining and retail/rental operations. Retail cost of sales increased $1.1 million, or 2.0%, excluding Northstar-at-Tahoe, primarily due to an increase in sales volume largely offset by improved gross margins. Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) increased $2.8 million, or 8.2%, excluding Northstar-at-Tahoe, compared to the nine months ended April 30, 2010, due to overall increases in revenue upon which those fees are based and general and administrative expenses increased $4.1 million, or 5.8%, excluding Northstar-at-Tahoe, primarily due to expenses associated with the operations of Mountain News Corporation acquired in May 2010. Other expense increased $4.7 million, or 5.8%, excluding the above mentioned expenses, primarily due to increased food and beverage cost of sales due to an increase in dining revenue and higher fuel and supplies expenses.

Lodging Segment

Three months ended April 30, 2011 compared to the three months ended April 30, 2010

Lodging segment operating results for the three months ended April 30, 2011 and 2010 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended		Percentage
	April 30,		Increase
	2011	2010	(Decrease)
Lodging net revenue:
Owned hotel rooms	$10,291	$9,899	4.0%
Managed condominium rooms	14,773	12,239	20.7%
Dining	5,636	5,157	9.3%
Transportation	8,687	8,374	3.7%
Other	10,448	9,208	13.5%

Total Lodging net revenue	$49,835	$44,877	11.0%

Lodging operating expense:
Labor and labor-related benefits	$20,473	$18,815	8.8%
General and administrative	7,376	8,511	(13.3)%
Other	13,152	11,966	9.9%

Total Lodging operating expense	$41,001	$39,292	4.3%

Total Lodging Reported EBITDA	$8,834	$5,585	58.2%

Owned hotel statistics:
ADR	$215.21	$205.61	4.7%
RevPar	$139.66	$132.37	5.5%

Managed condominium statistics:
ADR	$355.44	$334.73	6.2%
RevPar	$145.43	$140.07	3.8%

Owned hotel and managed condominium statistics (combined):
ADR	$296.36	$278.74	6.3%
RevPar	$143.62	$137.51	4.4%

Total Lodging Reported EBITDA includes $0.5 million of stock-based compensation expense for both the three months ended April 30, 2011 and 2010.

Revenue from owned hotel rooms increased $0.4 million, or 4.0%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, which was driven by an increase in ADR of 4.7%. Revenue from managed condominium rooms increased $2.5 million, or 20.7%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, primarily due to the addition of managed condominium rooms in the Lake Tahoe region, which generated $1.5 million in revenue and the addition of managed condominium rooms at One Ski Hill Place in Breckenridge which generated $0.7 million in revenue for the three months ended April 30, 2011. Excluding the additional managed condominium rooms in the Lake Tahoe region and One Ski Hill Place in Breckenridge, revenue from managed condominium rooms increased by $0.3 million, or 2.6%, primarily due to an increase in ADR. Overall occupancy for both owned hotel rooms and managed condominium rooms was relatively flat for the three months ended April 30, 2011 compared to the same period in the prior fiscal year, which is primarily attributable to the negative impact of the late Easter holiday on our mountain resorts which resulted in flat skier visitation at our Colorado resorts as discussed in the Mountain segment of management’s discussion and analysis of the results of operations.

Dining revenue for the three months ended April 30, 2011 increased $0.5 million, or 9.3%, as compared to the three months ended April 30, 2010, primarily due to a renovated restaurant in Vail and a new restaurant located at One Ski Hill Place in Breckenridge. Transportation revenue for the three months ended April 30, 2011 increased $0.3 million, or 3.7%, compared to the three months ended April 30, 2010, primarily due to an increase in passengers of 3.9%. Other revenue increased $1.2 million, or 13.5%, during the three months ended April 30, 2011 compared to the same period in the prior year primarily due to an increase in revenue from managed hotel properties, including new managed properties in the Caribbean, and higher commissions earned from reservations booked through our central reservation system.

Operating expense increased $1.7 million, or 4.3%, for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, primarily due to an increase in labor and labor-related benefits of $1.7 million, or 8.8%. Labor and labor-related benefits increased primarily due to higher staffing levels associated with new managed condominium rooms in the Lake Tahoe region and One Ski Hill Place in Breckenridge, and the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan, as well as a more normal level of wage increases for fiscal 2011. General and administrative expenses decreased $1.1 million, or 13.3%, primarily due to a decrease in corporate general and administrative expense and recovery of previously estimated uncollectible accounts receivable. Other expense increased $1.2 million, or 9.9%, primarily due to increased fuel costs, as well as other variable operating costs associated with increased revenue, including credit card fees and advertising expenses.

Nine months ended April 30, 2011 compared to the nine months ended April 30, 2010

Lodging segment operating results for the nine months ended April 30, 2011 and 2010 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine months ended		Percentage
	April 30,		Increase
	2011	2010	(Decrease)
Lodging net revenue:
Owned hotel rooms	$31,232	$29,182	7.0%
Managed condominium rooms	32,950	27,468	20.0%
Dining	21,152	18,625	13.6%
Transportation	18,011	17,410	3.5%
Golf	7,168	6,888	4.1%
Other	28,420	25,335	12.2%

Total Lodging net revenue	$138,933	$124,908	11.2%

Lodging operating expense:
Labor and labor-related benefits	$64,084	$57,639	11.2%
General and administrative	22,606	23,142	(2.3)%
Other	40,985	38,922	5.3%

Total Lodging operating expense	$127,675	$119,703	6.7%

Total Lodging Reported EBITDA	$11,258	$5,205	116.3%

Owned hotel statistics:
ADR	$196.86	$193.69	1.6%
RevPar	$120.36	$105.30	14.3%

Managed condominium statistics:
ADR	$314.35	$308.28	2.0%
RevPar	$104.37	$92.37	13.0%

Owned hotel and managed condominium statistics (combined):
ADR	$255.37	$249.66	2.3%
RevPar	$110.03	$97.10	13.3%

Total Lodging Reported EBITDA includes $1.6 million and $1.5 million of stock-based compensation expense for the nine months ended April 30, 2011 and 2010, respectively.

Revenue from owned hotel rooms and managed condominium rooms increased $7.5 million, or 13.3%, for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, which was driven by a increase in occupancy of 4.2 percentage points due to higher group business and transient guest visitation primarily as a result of increased skier visitation as discussed in the Mountain segment of management’s discussion and analysis of the results of operations. Managed condominium room revenue was also favorably impacted by $3.0 million related to the addition of managed condominium rooms in the Lake Tahoe region and the addition of managed condominium rooms at One Ski Hill Place in Breckenridge, which generated $1.5 million in revenue for the nine months ended April 30, 2011. Excluding the additional condominium rooms in the Lake Tahoe region and One Ski Hill Place in Breckenridge, revenue from managed condominium rooms increased by $1.0 million, or 3.7%, primarily driven by increased occupancy.

Dining revenue for the nine months ended April 30, 2011 increased $2.5 million, or 13.6%, as compared to the nine months ended April 30, 2010, due to an increase in occupancy, including an increase in group visitation primarily at our Keystone lodging properties ($0.8 million increase in revenue), an increase in transient visitation at GTLC ($0.4 million increase in revenue), a restaurant that was closed for renovation for a portion of the prior year and a new restaurant located at One Ski Hill Place in Breckenridge. Other revenue increased $3.1 million, or 12.2%, during the nine months ended April 30, 2011 compared to the same period in the prior year primarily due to an increase in revenue from managed hotel properties, including new managed properties in the Caribbean, higher commissions earned from reservations booked through our central reservation system and an increase in conference services provided to our group business.

Operating expense increased $8.0 million, or 6.7%, for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010. Operating expense in the current year benefited from the receipt of $2.9 million, net of legal expenses for the settlement of alleged damages related to the CME acquisition (included as a credit in other expense), partially offset by $0.4 million (included in other expense) in assessments for extensive renovations to a commercial property in Breckenridge in which we are a tenant. Excluding the impact of these items, operating expense increased $10.5 million, or 8.7%, during the nine months ended April 30, 2011, compared to the same period in the prior year. Labor and labor-related benefits increased $6.4 million, or 11.2%, for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010. Labor and labor-related benefits increased primarily due to higher staffing levels associated with increased occupancy and labor associated with the addition of managed condominiums in the Lake Tahoe region and at One Ski Hill Place in Breckenridge, and the partial reinstatement of the prior year’s wage reduction and our matching component of the 401(k) plan, as well as a more normal level of wage increases for fiscal 2011. Other expense, excluding the above mentioned items, increased $4.6 million, or 11.7%, primarily due to increased fuel costs, as well as other variable operating costs associated with increased occupancy and revenue including higher food and beverage cost of sales, credit card fees and other operating expense and an increase in reimbursable costs associated with managed hotel properties.

Real Estate Segment

Three months ended April 30, 2011 compared to the three months ended April 30, 2010

Real Estate segment operating results for the three months ended April 30, 2011 and 2010 are presented by category as follows (in thousands):

	Three Months Ended
	April 30,		Percentage
	2011	2010	Increase
Total Real Estate net revenue	$13,221	$3,164	317.9%
Total Real Estate operating expense:
Cost of sales (including sales commission)	11,840	2,480	377.4%
Other	6,469	5,911	9.4%

Total Real Estate operating expense	18,309	8,391	118.2%

Total Real Estate Reported EBITDA	$(5,088)	$(5,227)	2.7%

Real Estate Reported EBITDA includes $0.8 million and $1.0 million of stock-based compensation expense for the three months ended April 30, 2011 and 2010, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2011

Real Estate segment net revenue for the three months ended April 30, 2011 was driven primarily by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($9.9 million of revenue with an average selling price per unit of $2.5 million and an average price per square foot of $1,153). The Ritz-Carlton Residences, Vail average price per square foot is driven by The Ritz-Carlton brand, its premier Lionshead location at the base of Vail, its proximity to the Eagle Bahn gondola and the comprehensive and exclusive amenities related to the project. Additionally, during the three months ended April 30, 2011, we closed on three condominium units at One Ski Hill Place ($3.4 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $972). The One Ski Hill Place average price per square foot is driven by its premier ski-in/ski-out location at the base of Peak 8 in Breckenridge, its close proximity to the BreckConnect gondola and other lifts and the comprehensive offering of amenities resulting from this project.

Operating expense for the three months ended April 30, 2011 included cost of sales of $11.0 million primarily resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $976) and from the closing of three condominium units at One Ski Hill Place (average cost per square foot of $751). The cost per square foot for The Ritz-Carlton Residences, Vail is reflective of the high-end features and amenities associated with a Ritz-Carlton project compared to other Vail properties and high construction costs associated with mountain resort development. The cost per square foot for One Ski Hill Place is reflective of the high-end features and amenities associated with this project compared to other Breckenridge properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.8 million were incurred commensurate with revenue recognized. Other operating expense of $6.5 million (including $0.8 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Nine months ended April 30, 2011 compared to the nine months ended April 30, 2010

Real Estate segment operating results for the nine months ended April 30, 2011 and 2010 are presented by category as follows (in thousands):

	Nine Months Ended		Percentage
	April 30,		Increase
	2011	2010	(Decrease)
Total Real Estate net revenue	$187,629	$4,239	4,326.3%
Total Real Estate operating expense
Cost of sales (including sales commission)	168,903	2,734	6,077.9%
Other	19,813	18,251	8.6%

Total Real Estate operating expense	188,716	20,985	799.3%

Gain on sale of real property	—	6,087	(100.0)%

Total Real Estate Reported EBITDA	$(1,087)	$(10,659)	89.8%

Real Estate Reported EBITDA includes $2.4 million and $3.5 million of stock-based compensation expense for the nine months ended April 30, 2011 and 2010, respectively.

Nine months ended April 30, 2011

Real Estate segment net revenue for the nine months ended April 30, 2011 was driven primarily by the closing of 67 condominium units (45 units sold to The Ritz-Carlton Development Company and 22 units sold to individuals) at The Ritz-Carlton Residences, Vail ($176.7 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,221). The Ritz-Carlton Residences, Vail average price per square foot is driven by The Ritz-Carlton brand, its premier Lionshead location at the base of Vail, its proximity to the Eagle Bahn gondola and the comprehensive and exclusive amenities related to the project. Additionally, during the nine months ended April 30, 2011, we recognized $6.2 million of revenue related to deposits from buyers who defaulted on units under contract at The Ritz-Carlton Residences, Vail and we closed on four condominium units at One Ski Hill Place ($4.3 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $982).

Operating expense for the nine months ended April 30, 2011 included cost of sales of $162.3 million primarily resulting from the closing of 67 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,096) and from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $769). The cost per square foot for The Ritz-Carlton Residences, Vail is reflective of the high-end features and amenities associated with a Ritz-Carlton project compared to other Vail properties and high construction costs associated with mountain resort development. The cost per square foot for One Ski Hill Place is reflective of the high-end features and amenities associated with this project compared to other Breckenridge properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $6.6 million were incurred commensurate with revenue recognized. Other operating expense of $19.8 million (including $2.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Nine months ended April 30, 2010

Real Estate segment net revenue for the nine months ended April 30, 2010 was driven primarily by the closing of thirteen affordable housing units associated with the JHG&TC development ($2.5 million of revenue with an average selling price per unit of $0.2 million and an average price per square foot of $187). Additionally, during the nine months ended April 30, 2010, we sold a land parcel located at the Arrowhead base area of the Beaver Creek Resort for $8.5 million and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales).

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

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2011 increased $3.1 million and $6.2 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures.

Interest expense, net. For the three and nine months ended April 30, 2011, interest expense, net increased $4.8 million and $12.5 million, respectively, compared to the same periods in the prior year primarily due to the significant reduction in the capitalization of interest on self-funded real estate projects in the current fiscal year, as all real estate projects under development have reached completion.

Net (income) loss attributable to noncontrolling interests, net. Net income attributable to noncontrolling interests for the three and nine months ended April 30, 2011 decreased $3.6 million and $5.7 million, respectively, compared to the same periods in the prior year due to our acquisition of the remaining 30.7% noncontrolling interest in SSI Ventures, LLC (“SSV”) on April 30, 2010.

Asset impairment charge. We previously extended a $2.6 million note receivable, including accrued interest, to an entity that owns a hotel in which we manage. This entity has been in default on certain debt held by the entity and the third party owners of the entity have been unable to reach an agreement to restructure the debt with their creditor, as the creditor has initiated foreclosure proceedings in May 2011. If foreclosure were to occur, we do not believe we would recover our note receivable, including accrued interest. As such, we have recorded an asset impairment charge of $2.6 million in our Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2011.

Loss on extinguishment of debt. In April 2011, we offered to purchase the 6.75% Notes for total consideration of $1,013.75 per $1,000 principal amount. Of the $390 million outstanding 6.75% Notes, $346.1 million, or approximately 89%, were tendered. A loss on extinguishment of debt in the amount of $6.6 million was recorded during the three and nine months ended April 30, 2011 in connection with the 6.75% Notes that were tendered. Other costs included in the charge include transaction fees, the write off of unamortized debt issuance costs on the 6.75% Notes and legal fees.

Income taxes. The effective tax rate for the three and nine months ended April 30, 2011 was 38.5% and 38.0%, respectively, compared to the effective tax rate for the three and nine months ended April 30, 2010 of 33.9% and 33.0%, respectively. The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and the amount of net income attributable to noncontrolling interest recorded during the period. The effective tax rate increased for the three and nine months ended April 30, 2011 over the same periods in the prior fiscal year primarily due to a decrease in net income attributable to noncontrolling interests, resulting from our purchase of the remaining noncontrolling interest in SSV on April 30, 2010. Additionally, we recorded a $0.7 million income tax benefit in the nine months ended April 30, 2011 due to a reversal of an income tax contingency resulting from the expiration of the statute of limitations.

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

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Mountain Reported EBITDA	$169,688	$146,597	$255,302	$216,754
Lodging Reported EBITDA	8,834	5,585	11,258	5,205

Resort Reported EBITDA	178,522	152,182	266,560	221,959
Real Estate Reported EBITDA	(5,088)	(5,227)	(1,087)	(10,659)

Total Reported EBITDA	173,434	146,955	265,473	211,300
Depreciation and amortization	(30,937)	(27,812)	(88,945)	(82,768)
(Loss) gain on disposal of fixed assets, net	(35)	18	(343)	(83)
Asset impairment charge	(2,561)	—	(2,561)	—
Investment income	114	141	578	563
Interest expense, net	(8,515)	(3,673)	(25,110)	(12,656)
Loss on extinguishment of debt	(6,615)	—	(6,615)	—

Income before provision for income taxes	124,885	115,629	142,477	116,356
Provision for income taxes	(48,045)	(39,238)	(54,140)	(38,397)

Net income	76,840	76,391	88,337	77,959
Net loss (income) attributable to noncontrolling interests	27	(3,602)	58	(5,653)

Net income attributable to Vail Resorts, Inc.	$76,867	$72,789	$88,395	$72,306

The following table reconciles Net Debt (in thousands):

	April 30,
	2011	2010
Long-term debt	$490,479	$489,822
Long-term debt due within one year	45,357	1,851

Total debt	535,836	491,673
Less: cash and cash equivalents	168,596	51,147

Net debt	$367,240	$440,526

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

In addition to our $168.6 million of cash and cash equivalents at April 30, 2011, we have $331.7 million available under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $68.3 million), which was amended and restated on January 25, 2011. Key modifications to the

Credit Agreement included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016; increased grid pricing for interest rate margins (currently, under the Credit Agreement, at LIBOR plus 1.25%) and commitment fees (currently, under the Credit Agreement, at 0.25%); the expansion of baskets for improved flexibility in our ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants.

In addition, on April 25, 2011, we completed an offering for $390 million of 6.50% Notes due 2019 the proceeds of which, along with available cash resources, were used or will be used to purchase the outstanding $390 million principal amount of 6.75% Notes due 2014 and pay related premiums, fees and expenses ($346.1 million principal balance of the 6.75% Notes were tendered as of April 30, 2011 and all of the remaining outstanding principal balance of $43.9 million was defeased on May 25, 2011 and as such we will record an additional loss on extinguishment of debt of $0.8 million in the fourth quarter of fiscal 2011). The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. Additionally, we believe the 6.50% Notes will allow for substantially increased flexibility in our ability to incur debt and make acquisitions, investments and distributions.

Nine months ended April 30, 2011 compared to the nine months ended April 30, 2010

We generated $291.3 million of cash from operating activities in the nine months ended April 30, 2011, an increase of $234.6 million when compared to the $56.7 million of cash generated in the nine months ended April 30, 2010. The increase in operating cash flows was primarily a result of an increase in the number of real estate closings that occurred in the nine months ended April 30, 2011 which generated $156.6 million in net proceeds compared to $2.5 million generated in net proceeds during the nine months ended April 30, 2010. Additionally, investments in real estate decreased $121.6 million during the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010 as our real estate projects under development have reached completion. Additionally, an improvement in resort operations, including from Northstar-at-Tahoe which was acquired in October 2010, have increased Resort EBITDA $44.6 million for the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010. Partially offsetting the above items was an increase in accounts receivable of $12.8 million, an increase in other assets, net of $26.9 million and a decrease in accounts payable and accrued liabilities of $27.6 million primarily due to a reduction in real estate development payables.

Cash used in investing activities increased by $86.7 million in the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010, due to the acquisition of Northstar-at-Tahoe in October 2010 for $60.5 million (net of cash assumed), an increase in resort capital expenditures of $24.8 million during the nine months ended April 30, 2011, and the prior year cash receipt of $8.9 million primarily related to a land parcel we sold during the nine months ended April 30, 2010.

Cash used in financing activities decreased $24.0 million in the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010. The decrease in cash used in financing cash flows was primarily due to the acquisition of the remaining noncontrolling interest in SSV in the prior year for $31.0 million on April 30, 2010. Additionally, net proceeds of $35.8 million were received in the nine months ended April 30, 2011 from borrowings under the 6.50% Notes net of payment of the tender of the 6.75% Notes and associated financing costs (the remaining outstanding principal balance on the 6.75% Notes of $43.9 million was called on April 25, 2011 and defeased on May 25, 2011). The above was partially offset by the reduction in net borrowings under the Credit Agreement and costs associated with the amended and restated Credit Agreement of $38.0 million during the nine months ended April 30, 2011.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in operations and to a substantially lesser degree remaining minor expenditures on substantially completed real estate projects and future development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to invest in the future. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our six ski resorts and throughout our owned hotels. Additionally, with the acquisition of Northstar-at-Tahoe to our ski resort portfolio, we expect to significantly invest in this resort property in the near term to enhance the guest experience. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $88 million to $98 million of resort capital expenditures for calendar year 2011 excluding Northstar-at-Tahoe and an additional $28 million to $32 million related to Northstar-at-Tahoe. Approximately $16 million was spent for capital expenditures, including Northstar-at-Tahoe, as of April 30, 2011. Included in these capital expenditures are approximately $40 million to $44 million excluding Northstar-at-Tahoe and an additional $4 million to $6 million related to Northstar-at-Tahoe, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar 2011 are expected to include a new high speed chairlift to serve Beaver Creek mountain; a new on-mountain fine dining restaurant at Vail; development of significant new functionality for Epic Mix for use at all six of our resorts; renovation at certain owned lodging properties; expansion of terrain at Northstar-at-Tahoe, including a new high speed chairlift; a new on-mountain dining venue at Northstar-at-Tahoe and renovation of the commercial village at Northstar-at-Tahoe to bring in a new tenant mix. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans. Additionally, we do not expect to make any significant income tax payments throughout the year ending July 31, 2011 due to accelerated tax deductions, subject to a settlement of the dispute with the IRS over the utilization of NOLs previously discussed.

In April 2011, we called all of the remaining outstanding 6.75% Notes of $43.9 million for a call price of 101.125% of the principal balance ($0.5 million in call premium); as a result, the 6.75% Notes were completely defeased on May 25, 2011.

Principal payments on the vast majority of our long-term debt are not due until fiscal 2019 and beyond. As of April 30, 2011 and 2010, total long-term debt (including long-term debt due within one year) was $535.8 million and $491.7 million, respectively, with the current year amount including $43.9 million of 6.75% Notes that were defeased on May 25, 2011. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $440.5 million as of April 30, 2010 to $367.2 million as of April 30, 2011 due primarily to the increase in cash flow from operations.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of April 30, 2011. A 100-basis point change in LIBOR would cause annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase to our common stock repurchase authorization by an additional 3,000,000 shares. We did not repurchase any shares of common stock during the nine months ended April 30, 2011. Since inception of the stock repurchase plan, we have repurchased 4,262,804 shares at a cost of approximately $162.8 million, through April 30, 2011. As of April 30, 2011, 1,735,196 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plans. Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture, dated as of April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.50% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

On June 7, 2011, the Company’s Board of Directors approved the commencement of a regular quarterly dividend program and on that date authorized an annual cash dividend at a rate projected to be $0.60 per share, subject to quarterly declaration, with the first quarterly dividend of $0.15 per share declared and payable on July 18, 2011 to stockholders of record as of July 1, 2011. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. We, at the discretion of the Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2011. We expect we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the fiscal year ending July 31, 2011. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	our ability to grow our resort and real estate operations;

•	our ability to successfully complete real estate development projects and achieve the anticipated financial benefits from such projects;

•	further adverse changes in real estate markets;

•	continued volatility in credit markets;

•	our ability to obtain financing on terms acceptable to us to finance our real estate development, capital expenditures and growth strategy;

•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;

•	adverse consequences of current or future legal claims;

•	our ability to hire and retain a sufficient seasonal workforce;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	negative publicity which diminishes the value of our brands;

•	our ability to integrate and successfully realize anticipated benefits of acquisitions or future acquisitions; and

•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

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

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2011, we had $52.6 million of variable rate indebtedness, representing 9.8% of our total debt outstanding, at an average interest rate of 0.4% during each of the three and nine months ended April 30, 2011. Based on variable-rate borrowings outstanding as of April 30, 2011, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments to change by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

Exhibit Number	Description	Sequentially Numbered Page

3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed February 6, 2009.)

4.1	Supplemental Indenture, dated as of November 15, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(j) on Form 10-Q of Vail Resorts, Inc. filed December 7, 2010.)

4.2	Indenture, dated April 25, 2011, by and among Vail Resorts, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed April 26, 2011.)

10.1	Fifth Amended and Restated Credit Agreement dated as of January 25, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed January 28, 2011.)

10.2	First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 13, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed April 18, 2011.)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	23

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	24

101	The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of April 30, 2011 (unaudited), July 31, 2010, and April 30, 2010 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2011 and April 30, 2010; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2011 and April 30, 2010; and (iv) Notes to the Consolidated Condensed Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2011		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Co-President and
Chief Financial Officer
(Duly Authorized Officer)

Date: June 9, 2011		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer