Form 10-K
period 2011-07-31
VAIL RESORTS INC
filed 2011-09-22
CIK 812011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

        None.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes  ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $47.89 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,712,875,740.

As of September 15, 2011, 36,071,071 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2011 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;
•	unfavorable weather conditions or natural disasters;
•	adverse events that occur during our peak operating periods combined with the seasonality of our business;
•	competition in our mountain and lodging businesses;
•	our ability to grow our resort and real estate operations;
•	our ability to successfully initiate, complete and sell new real estate development projects and achieve the anticipated financial benefits from such projects;
•	further adverse changes in real estate markets;
•	continued volatility in credit markets;
•	our ability to obtain financing on terms acceptable to us to finance our future real estate development, capital expenditures and growth strategy;
•	our reliance on government permits or approvals for our use of Federal land or to make operational improvements;
•	adverse consequences of current or future legal claims;
•	our ability to hire and retain a sufficient seasonal workforce;
•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;
•	negative publicity which diminishes the value of our brands;
•	our ability to integrate and successfully realize anticipated benefits of acquisitions or future acquisitions; and
•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

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

Vail Resorts, Inc., a Delaware corporation, was organized as a public holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 65%, 18% and 17%, respectively, of our net revenue for the year ended July 31, 2011 (“Fiscal 2011”). Our Mountain segment operates six world-class ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations, which provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. Our Lodging segment owns and/or manages a collection of luxury hotels under our RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to our ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park, Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Collectively, the Mountain and Lodging segments are considered the Resort segment. Our Real Estate segment owns and develops real estate in and around our resort communities. Financial information by segment is presented in Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

Our portfolio of world-class ski resorts currently includes:

•

Vail Mountain (“Vail Mountain”) – the most visited ski resort in the United States for the 2010/2011 ski season and the single largest ski mountain in the United States. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•

Breckenridge Ski Resort (“Breckenridge”) – the second most visited ski resort in the United States for the 2010/2011 ski season and host of the highest chairlift in North America, the Imperial Express SuperChair, reaching 12,840 feet and offering above tree line expert terrain. Breckenridge is well known for its historic town, vibrant nightlife and progressive and award-winning pipes and parks.

•

Keystone Resort (“Keystone”) – the fourth most visited ski resort in the United States for the 2010/2011 ski season and home to the highly renowned A51 Terrain Park as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the slopes.

•

Heavenly Mountain Resort (“Heavenly”) – the seventh most visited ski resort in the United States for the 2010/2011 ski season and the second largest ski resort in the United States with over 4,800 skiable acres. Heavenly, located near the South Shore of Lake Tahoe, straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly boasts the largest snowmaking capacity in the Lake Tahoe region and offers great nightlife including its proximity to several casinos.

•

Beaver Creek Resort (“Beaver Creek”) – the eighth most visited ski resort in the United States for the 2010/2011 ski season. Beaver Creek is a European –style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola. Beaver Creek also annually hosts the only North American men’s World Cup downhill races.

•

Northstar-at-Tahoe Resort (“Northstar-at-Tahoe”) – the eleventh most visited ski resort in the United States for the 2010/2011 ski season and offers over 3,000 skiable acres. We acquired the equity interest of the companies that operate Northstar-at-Tahoe in October 2010. Northstar-at-Tahoe, located near the North Shore of Lake Tahoe, is host to a new base area village featuring unique shops and restaurants, a conference center, a 9,000 square-foot skating rink and on-site lodging.

Vail Mountain, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly and Northstar-at-Tahoe, located in the Lake Tahoe region of California/Nevada, are year-round mountain resorts. Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, children’s activities and other recreational activities.

Our Mountain segment derives revenue through the sale of lift tickets and season passes as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, equipment rentals and retail merchandise sales, a variety of dining venues, private club operations and other recreational activities. In addition to providing extensive guest amenities, we also lease some of our owned and leased commercial space to third party operators to add unique restaurants and retail stores to the mix of amenities at the base of our resorts.

Ski Industry/Market

There are approximately 770 ski areas in North America and approximately 480 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access. During the 2010/2011 ski season, combined skier visits for all the United States ski areas were approximately 61.0 million and all North American skier visits were approximately 80.0 million. Our ski resorts had 7.0 million skier visits during the 2010/2011 ski season, or approximately 11.5% of United States skier visits, and an approximate 9.0% share of the North American market’s skier visits.

Our Colorado ski resorts appeal to both day skiers and destination guests due to the resorts’ proximity to Colorado’s Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Airport, and the wide range of amenities available at each resort. Colorado has 29 ski areas, six of which are considered “Front Range Destination Resorts,” including all of our Colorado resorts, catering to both the Colorado Front Range and destination-skier markets. All Colorado ski resorts combined recorded approximately 12.3 million skier visits for the 2010/2011 ski season with skier visits at our Colorado ski resorts totaling 5.3 million, or approximately 43.0% of all Colorado skier visits for the 2010/2011 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entire California market and making it a convenient destination for both day skiers and destination guests. Heavenly, located near the South Shore of Lake Tahoe, and Northstar-at-Tahoe, located near the North Shore of Lake Tahoe, are popular year-round vacation destinations, featuring extensive summer attractions in addition to their winter sports offerings. Heavenly and Northstar-at-Tahoe are proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada have 33 ski areas. Our Lake Tahoe resorts had 1.7 million skier visits for the 2010/2011 ski season, capturing approximately 22.0% of California’s and Nevada’s approximately 7.8 million total skier visits for the 2010/2011 ski season.

Competition

There are significant barriers to entry for new ski areas due to the limited private lands on which ski areas can be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new major resorts in North America for nearly 30 years which has and should continue to allow the best positioned resorts, including all of our resorts, to capture a majority of future industry growth. Our resorts compete with other major destination ski resorts, including Aspen/Snowmass, Copper Mountain, Deer Valley, Mammoth Mountain, Park City Mountain Resort, Squaw Valley USA, Steamboat, Whistler Blackcomb and Winter Park, as well as other ski areas in Colorado, California, Nevada, the Pacific Northwest and Southwest, and other destination ski areas worldwide and non-ski related vacation options and destinations.

While the ski industry has performed well in recent years in terms of number of skier visits, with the nine best seasons occurring in the past 10 years for United States visitation, a particular ski area’s growth is also largely dependent on either attracting skiers away from other resorts, generating more revenue per skier visit and/or generating more visits from each skier. Better capitalized ski resorts, including all six of our mountain resorts, are expanding their offerings as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain, on-mountain dining venues as well as amenities at the base areas of the resorts, all of which are aimed at increasing guest visitation and revenue per skier visit. We believe that we invest more in capital improvements than the vast majority of our competitors and that we can also create operating synergies by operating multiple resorts, thus enhancing our profitability. Additionally, through our sales of season passes, we provide our guests with a strong value option, in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. All six of our resorts typically rank in the fifteen most visited ski resorts in the United States. Additionally, all of our resorts consistently rank in the top 25 ranked ski resorts in North America according to industry surveys, which we attribute to our resorts’ ability to provide a high-quality experience.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2010/2011 (the “Kottke Survey”) and other industry publications.

All of our ski resorts maintain the distinction of competing effectively as both market leaders and quality leaders. The following inherent and strategic factors contribute directly to each resort’s success:

Exceptional mountain experience —

•	World-Class Mountain Resorts and Integrated Base Resort Areas

All six of our mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels. Each resort is also fully integrated into expansive resort areas offering a broad array of lodging, dining, retail, spas, nightlife and other amenities to the resort’s guests, some of which we own or manage.

•	Snow Conditions

Our resorts are located in areas that generally receive significantly higher than average snowfall compared to most other ski resort locations in the United States. Our resorts in the Colorado Rocky Mountains and in the Sierra Nevada Mountains all receive average yearly snowfall between 20 and 30 feet. Even in these abundant snowfall areas, we have significant snowmaking systems that can help provide a more consistent experience, especially in the early season. Additionally, we provide several hundred acres of groomed terrain at each of our resorts with extensive fleets of snow grooming equipment.

•	Lift Service

We systematically upgrade our lifts to streamline skier traffic and maximize guest experience. In the past several years, we have installed several high-speed chairlifts and gondolas across our resorts, including an eight-passenger gondola at Keystone with a mid-station feature and a four-passenger high-speed chairlift servicing Vail Mountain’s back bowls. Additionally, for the 2011/2012 ski season we expect to have installed new high speed chairlifts at both Beaver Creek and Northstar-at-Tahoe.

•	Terrain Parks

Our resorts are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders. Each resort has multiple terrain parks that include progressively-challenging features. This park structure, coupled with freestyle ski school programs, promotes systematic learning from basic to professional skills.

Extraordinary service and amenities —

•	Commitment to the Guest Experience

Our mission is to provide quality service at every level of the guest experience. Prior to arrival, guests can receive personal assistance through our full-service, in-house travel center (or for certain items through our comprehensive websites) to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and air and ground travel. On-mountain ambassadors engage guests and answer questions and all personnel, from lift operators to ski patrol, convey a guest-oriented culture. In addition, we introduced EpicMix for the 2010/2011 ski season which, through the use of radio frequency technology, captures a guest’s activity on the slopes (e.g. days and vertical feet skied, chairlifts ridden) and allows a guest to share his or her experience and accomplishments with family and friends on social networks like Facebook and Twitter. We also solicit guest feedback through a variety of surveys and results which are utilized to ensure high levels of customer satisfaction, to understand trends, and to develop future resort programs and amenities.

•	Season Pass Products

We offer a variety of season pass products for all of our ski resorts, marketed towards both out-of-state and international (“Destination”) guests and in-state and local (“In-State”) guests. Our season pass products are available for purchase predominately during the period prior to the start of the ski season. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts generally in advance of the ski season and typically ski more days each season at our resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts. Sales of season pass products are a key component of our overall Mountain revenue and also create strong synergies among our resorts. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all six of our ski resorts. For the 2011/2012 ski season, in addition to the Epic Season Pass, we are providing value options to our guests by offering various pass products such as Epic Local Season Pass that allows pass holders access to all of our resorts with certain restrictions; the Summit Value Pass which provides access to Breckenridge and Keystone; and the Tahoe Value Pass which provides access to Heavenly and Northstar-at-Tahoe. Season pass products provided approximately 35% of our total lift ticket revenue for the 2010/2011 ski season.

•	Premier Ski Schools

Our resorts are home to some of the finest and most recognized ski and snowboard schools in the industry. Through a combination of outstanding training and abundant work opportunities, the schools have become home to many of the most experienced and credentialed professionals in the business. We complement our instructor staff with state-of-the-art facilities and extensive learning terrain, all with a keen attention to guest needs, including offering a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders and showcasing to our guests all the terrain our resorts have to offer.

•	On-Mountain Activities

We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities including snowtubing, snowshoeing, guided snowmobile and scenic cat tours, horse-drawn sleigh rides and high altitude dining. During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, hiking, an alpine slide and an alpine coaster.

•	Dining

Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We operate approximately 100 of such dining options at our six mountain resorts. Furthermore, we are committed to serving healthy food options to our guests at these dining venues through our “Appetite for Life” program.

•	Retail/Rental

We have approximately 160 retail/rental locations, including an online retail presence, specializing in sporting goods including ski, snowboard, golf and cycling equipment. In addition to providing a major retail/rental presence at each of our ski resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area and Salt Lake City. Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer a prime venue for selling our season pass products.

•	Lodging and Real Estate Development

Quality lodging options are an integral part of providing a complete resort experience. Our 15 owned and managed hotels and resorts proximate to our mountain resorts, including five RockResorts branded properties, and a significant inventory of managed condominium rooms provide numerous accommodation options for our mountain resort guests. Our real estate development efforts provide us with the potential to add profitability while expanding our destination bed base and upgrading our resorts through the development of amenities such as luxury hotels, private clubs, spas, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets as part of their initiatives which enhance the overall resort experience. Examples include: Ritz-Carlton Residences, Vail which opened in August 2010; One Ski Hill Place at Breckenridge, a RockResort property which opened in June 2010; upgraded amenities at the Keystone Lodge for the 2010/2011 ski season; renovated guest rooms and renovated ballroom and meeting spaces at The Lodge at Vail for the 2008/2009 ski season; the Crystal Peak Lodge in Breckenridge which opened for the 2008/2009 ski season; and the Vail Mountain and Arrabelle Clubs, private mountain clubs which opened for the 2008/2009 ski season.

•	Environmental Stewardship and Social Responsibility

Our environmental stewardship efforts are diverse and touch nearly every area of our operations. In the area of forest health and watershed protection we are focused on the Hayman Restoration Partnership, Colorado’s largest forest and watershed restoration project and one of the largest public-private partnerships of its kind in the country. We continue to reduce our energy consumption through our “Target 10%” initiative, which has a stated goal of a 10% companywide energy reduction. Furthermore, as part of a comprehensive environmental program we are also continuing a substantial recycling program, one of the largest, if not the largest, on-mountain program in the world; committing to green building development; operating a comprehensive composting program at selected resorts; promoting/offering “green guest rooms”, green weddings, events, and meetings to our guests including eliminating nearly all plastic water bottles in lodging properties through the “Water on the Rocks” program. Lastly, our charitable giving focuses on supporting educational and youth programs, encouraging innovation in and implementation of environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

Accessibility from major metropolitan areas—

Our ski resorts are well located and easily accessible by both Destination and In-State guests.

•	Colorado Resorts

The Colorado Front Range, with a population of approximately 4.3 million, and growing faster than the national average over the past 10 years, is within approximately 100 miles from each of our Colorado resorts, with access via a major interstate highway. Additionally, our Colorado resorts are proximate to both Denver International Airport and Eagle County Airport.

•	Lake Tahoe Resorts

Heavenly and Northstar-at-Tahoe are proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay Area and draw skiers from throughout California and Nevada. Heavenly and Northstar-at-Tahoe are approximately 100 miles from Sacramento/Central Valley and approximately 200 miles from the San Francisco Bay area via major interstate highways. Additionally, both our Lake Tahoe resorts are serviced by the Reno/Tahoe International Airport, Sacramento International Airport and the San Francisco International Airport.

Marketing and Sales

We promote our resorts through targeted marketing and sales programs, which include customer relationship marketing (CRM) to targeted audiences, promotional programs, digital marketing (including social, search and display), loyalty programs that reward frequent guests and traditional media advertising where appropriate (e.g. targeted print, TV, radio). Additionally, we promote our resorts and the snowsports industry through our OnTheSnow.com website, which is one of the world’s most visited online snowsports portals. We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase multiple products for their vacations or other visits. We also enter into strategic alliances with companies to enhance the guest in-resort experience and to create opportunities for cross-marketing.

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

Lodging Segment

Our Lodging segment includes the following operations:

•

RockResorts — a luxury hotel management company with a current portfolio of eleven properties, including four Company-owned hotels and seven managed third-party owned resort properties with locations in Colorado, Wyoming, New Mexico, Dominican Republic, Jamaica and St. Lucia, West Indies as well as three properties currently under development that we will manage;

•

Five additional independently flagged Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge, Crystal Peak Lodge, Ritz-Carlton Residences, Vail, Austria Haus Hotel and condominium management operations, which are in and around our ski resorts in both Colorado and the Lake Tahoe region, and Bimini Bay, Bahamas and Alma del Pacifico, Costa Rica;

•	GTLC — a summer destination resort with three resort properties in the Grand Teton National Park and the Jackson Hole Golf & Tennis Club (“JHG&TC”) near Jackson, Wyoming;

•	CME — a resort ground transportation company; and

•	Five Company-owned resort golf courses in Colorado, one in Wyoming and one operated in Lake Tahoe, California.

The Lodging segment currently includes approximately 5,100 owned and managed hotel and condominium rooms. Our resort hotels collectively offer a wide range of services to guests.

Our portfolio of owned or managed luxury resort hotels and other hotels and properties currently includes:

Name	Location	Own/Manage	Rooms

RockResorts:
The Lodge at Vail	Vail, CO	Own	164*
The Arrabelle at Vail Square	Vail, CO	Own	87*
The Pines Lodge	Beaver Creek, CO	Own	68*
The Osprey at Beaver Creek	Beaver Creek, CO	Own	47*
Half Moon	Rose Hall, Jamaica	Manage	398
La Posada de Santa Fe	Santa Fe, NM	Manage	157
Snake River Lodge & Spa	Teton Village, WY	Manage	153
Hotel Jerome	Aspen, CO	Manage	94
The Landings St. Lucia	St. Lucia, West Indies	Manage	78
One Ski Hill Place	Breckenridge, CO	Manage	51
Balcones del Atlantico	Santo Domingo, Dominican Republic	Manage	16

Other Hotels and Properties:
The Great Divide Lodge	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Inn at Keystone	Keystone, CO	Own	103
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Jackson Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat’l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	37
Bimini Bay	Bahamas	Manage	350
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	342
Mountain Thunder Lodge	Breckenridge, CO	Manage	96
Crystal Peak Lodge	Breckenridge, CO	Manage	29
The Ritz-Carlton Residences, Vail	Vail, CO	Manage	25
Austria Haus Hotel	Vail, CO	Manage	25
Alma del Pacifico	Costa Rica	Manage	20

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

During Fiscal 2011, we welcomed the addition of three luxury properties to our managed portfolio: Half Moon, Rose Hall, Jamaica; Alma del Pacifico, Playa Esterillos Este, Costa Rica; and Bimini Bay Resort and Marina, Bimini, The Bahamas. Additionally, current properties under development as RockResorts managed resorts include: Mansfield Inn at Stowe, Stowe, Vermont; Rum Cay Resort Marina, Bahamas; and the Third Turtle Club & Spa, Turks and Caicos.

CME represents the first point of contact with many of our guests when they arrive by air to Colorado. CME offers year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne) for ski and snowboard and other mountain resort experiences. CME offers four primary types of services, including; door-to-door shuttle business, point-to-point shuttle business with centralized drop-off at transportation hubs, private chartered vans and premier luxury charter vehicles. The vehicle fleet consists of approximately 250 vans and luxury SUVs, and transported approximately 300,000 resort guests over the past year.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury category, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 674,000 rooms at approximately 1,800 properties in the United States as of July 2011. For Fiscal 2011, our owned hotels, which include a combination of certain RockResort hotels, as well as other hotels in proximity to our ski resorts, had an overall ADR of $194.35, a paid occupancy rate of 58.1% and revenue per available room (“RevPAR”) of $112.95, as compared to the upper upscale segment’s ADR of $147.14, a paid occupancy rate of 70.4% and RevPAR of $103.52. We believe that this comparison to the upper upscale category is appropriate as our mix of owned hotels include those in the luxury and upper upscale categories, as well as certain of our hotels that fall in the upscale category. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry.

Competition

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Our properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton, Starwood’s Luxury Collection and Westin. Our properties also compete for convention and conference business across the national market. We believe we are highly competitive in the resort hotel niche for the following reasons:

•	All of our hotels are located in unique highly desirable resort destinations.

•

Our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including 9 properties and 4 hotel restaurants in our portfolio that are currently rated as AAA 4-Diamond.

•	Our RockResorts brand is a historic brand name with a rich tradition associated with high quality luxury resort hotels.

•	Many of our hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest’s vacation experience.

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

•

We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts. Projects completed over the past three years include a full renovation of The Osprey at Beaver Creek (formerly known as the Inn at Beaver Creek), extensive upgrades to The Lodge at Vail, including a fully renovated ballroom, renovated meeting spaces, room upgrades and the addition of a 7,500 square foot spa, extensive room upgrades at GTLC’s historic Jackson Lake Lodge and guest room renovations at the Keystone Lodge.

National Park Concession

We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15-year concessionaire agreement (that expires December 31, 2021) with the National Park Service (“NPS”). GTLC also owns JHG&TC, which is located outside of the Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 394 areas within the National Park System covering approximately 84 million acres across the United States and its territories. Of the 394 areas, 58 are classified as National Parks. While there are more than 600 NPS concessionaires, ranging from small, privately-held businesses to large corporate conglomerates, we primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements. The NPS uses “recreation visits” to measure visitation within the National Park System. In calendar 2010, areas designated as National Parks received approximately 65 million recreation visits. The Grand Teton National Park, which spans approximately 310,000 acres, had approximately 2.7 million recreation visits during calendar 2010, or approximately 4.1% of total National Park recreation visits. Four concessionaires provide accommodations within the Grand Teton National Park, including GTLC. GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 361 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC’s resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC’s accommodations within the Grand Teton National Park operate near full capacity during their operating season.

Marketing and Sales

We promote our luxury hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (search, social, and display), promotional programs and print media advertising. We also promote comprehensive vacation experiences through various package offerings and promotions (combining lodging, lift tickets, ski school lessons, ski rental equipment, transportation and dining), all of which are designed to drive traffic to our websites and central reservations call center. Where appropriate, we market our resort properties in conjunction with our mountain resort marketing efforts. Additionally, our individual hotels have active sales forces to generate conference and group business.

Seasonality

Our lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, certain managed properties and golf operations). In recent years, we have enhanced our business by promoting our extensive conference facilities and offering more off-season activities to help offset the seasonality of our lodging business. We operate seven golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC, The Northstar-at-Tahoe Resort Golf Course and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort. JHG&TC was ranked the fourth best course in Wyoming for 2011 by Golf Digest, the Tom Fazio course at Red Sky Ranch was ranked the fifth best resort course in Colorado by Golf Week, and the Greg Norman course at Red Sky Ranch was ranked seventh best course in Colorado for 2011 by Golf Digest.

Real Estate Segment

We have extensive holdings of real property at our resorts throughout Summit and Eagle Counties in Colorado. Our real estate operations, through Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, include the planning, oversight, infrastructure improvement, development, marketing and sale of our real property holdings. In addition to the cash flow generated from real estate development sales, these development activities benefit our Mountain and Lodging segments through (i) the creation of additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) that provide us with the opportunity to create new sources of recurring revenue, enhance the guest experience at our resorts and expand our destination bed base; (ii) the ability to control the architectural themes of our resorts; and (iii) the expansion of our property management and commercial leasing operations.

In recent years we have primarily focused on projects in our Real Estate segment that involve significant vertical development. Over the past several years our completed projects include Ritz-Carlton Residence, Vail, One Ski Hill Place in Breckenridge, the Arrabelle at Vail Square, Vail’s Front Door, Crystal Peak Lodge at Breckenridge, and Gore Creek Place in Vail’s Lionshead Village. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any direct third party financing). In some instances as warranted by our business model, VRDC attempts to minimize our exposure to development risks and maximize the long-term value of our real property holdings by selling improved and entitled land to third-party developers while often retaining the right to approve the development plans, as well as an interest in the developer’s profit.

Currently VRDC’s principal activities include the marketing and selling of remaining condominium units that are available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the purchase of selected strategic land parcels for future development. Although we continue to undertake preliminary planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects until the current economic environment for real estate improves. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to time the launch of future projects with a more favorable economic environment.

Employees

Through certain operating subsidiaries, we currently employ approximately 4,300 year-round employees and during the height of our operating season we employ approximately 14,500 seasonal employees. In addition, we employ approximately 800 year-round employees and 200 seasonal employees on behalf of the owners of our managed hotel properties. None of our employees are unionized. We consider employee relations to be good.

Regulation and Legislation

Federal Regulation

The 1986 Ski Area Permit Act (the “1986 Act”) allows the USDA Forest Service (the “Forest Service”) to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In addition, the 1986 Act requires a Master Development Plan for each ski area that is granted a SUP.

Each distinct area of National Forest lands is required by the National Forest Management Plan to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.

Under the 1986 Act, the Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. Virtually all of the skiable terrain at Vail Mountain, Breckenridge, Heavenly and Keystone is located on Forest Service land. While Beaver Creek also operates on Forest Service land, a significant portion of the skiable terrain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on land that we own. Each of these five ski resorts operates under a SUP.

The operations of Northstar-at-Tahoe are conducted on land and with operating assets owned by CNL Lifestyle Properties, Inc. under operating lease agreements which were assumed by the Company. Since Northstar-at-Tahoe is located entirely on private land, it does not require a SUP.

Special Use Permits

Vail Mountain operates under a SUP for the use of 12,353 acres that expires December 1, 2031. Breckenridge operates under a SUP for the use of 5,702 acres that expires December 31, 2029. Keystone operates under a SUP for the use of 8,376 acres that expires December 31, 2032. Beaver Creek operates under a SUP for the use of 3,849 acres that expires November 8, 2039. Heavenly operates under a SUP for the use of 7,050 acres that expires May 1, 2042. We anticipate requesting a new SUP for each resort prior to the expiration date identified above as provided by the Forest Service regulations and the terms of each existing SUP. We are not aware of the Forest Service refusing to issue a new SUP to replace an expiring SUP for a ski resort in operation at the time of expiration.

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

Master Development Plans

All improvements that we propose to make on National Forest System lands under any of our SUPs must be included in a Master Development Plan. Master Development Plans describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare Master Development Plans, which set forth a conceptual overview of all potential projects at each resort. The Master Development Plans are reviewed by the Forest Service for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the Forest Service. Notwithstanding acceptance by the Forest Service of the conceptual Master Development Plans, individual projects still require separate applications to be submitted evidencing compliance with NEPA and other applicable laws before the Forest Service will approve such projects. We update or amend our Master Development Plans for Vail Mountain, Beaver Creek, Keystone, Breckenridge and Heavenly from time to time.

Forest Plans

Operational and development activities on National Forest System lands at our four Colorado ski resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (the “2002 ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”). At Heavenly, operational and development activities on National Forest System lands are subject to the Lake Tahoe Basin Management Unit Land and Resources Management Plan (the “Lake Tahoe Forest Plan”), which was adopted in 1988. The Forest Service is currently in the process of amending the Lake Tahoe Forest Plan.

When approving our application for development, area expansion and other activities on National Forest System lands, the Forest Service must adhere to the applicable Forest Plan. Any such decision may be subject to judicial review in Federal court if a party, with standing, challenges a Forest Service decision that applies the requirements of a Forest Plan at one of our five National Forest System lands ski resorts.

National Environmental Policy Act; California Environmental Quality Act

NEPA requires an assessment of the environmental impacts of “major” proposed actions on National Forest land, such as expansion of a ski area, installation of new lifts or snowmaking facilities, or construction of new trails or buildings. We must comply with NEPA when seeking Forest Service approval of such improvements. The Forest Service is responsible for preparing and compiling the required environmental studies, usually through third-party consultants. NEPA allows for different types of environmental studies, depending on, among other factors, the scope and size of the expected impact of the proposed project. An Environmental Assessment (“EA”) is typically used for projects where the environmental impacts are expected to be limited. For projects with more significant expected impacts, an Environmental Impact Statement (“EIS”) is more commonly required. An EIS is more detailed and broader in scope than an EA. The Forest Service usually takes more time to prepare, review and issue an EIS. Consequently, projects that require an EIS typically take longer to approve.

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

In limited cases, projects can be subject to a Categorical Exclusion, which allows approval by the Forest Service without preparation of an environmental study required by NEPA. The Forest Service has a list of available Categorical Exclusions, which typically are only available for projects that are not expected to have environmental impacts, such as certain utilities installed in an existing, previously disturbed corridor.

Proposed actions at Heavenly and Northstar-at-Tahoe may also be subject to the California Environmental Quality Act (“CEQA”), which is similar to NEPA in that it requires the California governmental entity approving any proposed action at Northstar-at-Tahoe or on the California portion of Heavenly to study potential environmental impacts. Projects with significant expected impacts require an Environmental Impact Report (“EIR”) while more limited projects may be approved based on a Mitigated Negative Declaration.

Breckenridge Regulatory Matters

We submitted an updated Master Development Plan for Breckenridge, which was accepted by the Forest Service in January 2008. The Master Development Plan was updated to include, among other things, additional skiable area, snowmaking and lift improvements.

In January 2008, the Forest Service commenced public scoping of our proposal to develop a portion of Peak 6, which adjoins the Breckenridge Ski Area to the north. In June 2011, the Forest Service issued a Draft EIS analyzing the potential Peak 6 development and alternatives, in compliance with NEPA. The public comment period for the Draft EIS closed August 26, 2011. We anticipate that within the next twelve months the Forest Service will make a final decision regarding approval of the Peak 6 development and prepare a Final EIS and Record of Decision. It is not possible at this time to determine whether the expansion will be approved as proposed.

Keystone Regulatory Matters

In September 2009, the Forest Service accepted the updated Keystone Master Development Plan which contemplates, among other things, ski area expansion, construction of new lifts, trails and snowmaking systems, and construction or redevelopment of skier buildings and other facilities.

We submitted to the Forest Service an amended Project Proposal under the updated Keystone Master Development Plan in June 2011. The Project Proposal focuses primarily on the “front side” of the mountain and includes trail widening, new trails, lift and snowmaking improvements and replacement or upgrade of on-mountain dining and skier service facilities. We are currently waiting for Forest Service acceptance of the Project Proposal so that we can begin the NEPA review process.

Vail Mountain Regulatory Matters

In September 2007, the updated Vail Mountain Master Development Plan was accepted by the Forest Service. The Vail Mountain Master Development Plan includes, among other things, additional snowmaking on Vail Mountain, additional lifts, and a race facility expansion at Vail’s Golden Peak. In December 2009, the Forest Service issued a Record of Decision (the “2009 ROD”) approving our first proposal under the updated Master Development Plan. The 2009 ROD approved the installation of a new chairlift in Vail’s Sundown Bowl, the upgrade of the existing Chair 5 to a high-speed, detachable quad chair lift, and construction of a new dining facility at Mid-Vail. The installation and upgrade of Chair 5 was completed in the fall of 2010 and the upgraded chairlift was in service for the 2010/2011 ski season. Construction continues on the Mid-Vail fine dining facility, which we expect to be completed and in operation for most of the 2011/2012 ski season.

In March 2006, the Forest Service approved a proposal to construct a chairlift to service existing and potential future residential and commercial development in the proposed Ever Vail area. However, since receiving approval, we have modified the plans for the chairlift and have requested approval from the Forest Service of the modified plans. We do not know when, or if, we will receive such approval.

Beaver Creek Regulatory Matters

The Beaver Creek Master Development Plan was accepted by the Forest Service in October 2010. Included in the submitted Beaver Creek Master Development Plan, among other things, was certain chairlift and snowmaking upgrades and adjustments to visitor capacity parameters in light of prior lift and trail upgrades contemplated in the Master Development Plan.

Also in October 2010, we submitted a project proposal for ski area upgrades required in connection with the 2015 World Alpine Ski Championships, to be held in Beaver Creek and Vail. Upgrades include trail widening and grading, new finish arena facilities, snowmaking and related infrastructure. The proposal was accepted by the Forest Service, which is currently preparing an EIS, in compliance with NEPA. We expect a Draft EIS to be issued October 2011. It is not possible at this time to determine whether the projects will be approved as proposed.

Northstar-at-Tahoe Regulatory Matters

Northstar-at-Tahoe is located entirely on private land leased by us and is not subject to Forest Service authorization or oversight. However, site specific projects at Northstar-at-Tahoe are approved by Placer County pursuant to a series of minor use and conditional use permits.

In February 2009, Northstar-at-Tahoe adopted a Habitat Management Plan (the “HMP”), in part to comply with its obligations under a Settlement Agreement with regional conservation groups entered into in 2005. The HMP provides a framework for habitat management for future development of the Northstar-at-Tahoe ski area and base area. In addition, Northstar-at-Tahoe has requested Placer County approval of an Overall Mountain Master Plan (the “OMMP”) and is pursuing CEQA approval through an Environmental Impact Review process, which provides site specific and programmatic review of potential future projects.

During spring 2011, Northstar-at-Tahoe received Placer County approval for an approximately 750 person on-mountain restaurant and additional ski terrain (the “S-Pod”). The S-Pod approval allows us to create approximately 70 acres of cleared ski trails, add additional snowmaking and install a new high-speed, four person chairlift to serve the new terrain, located on the Backside of Northstar-at-Tahoe. Construction has begun on both the restaurant and S-Pod and we expect both to be completed during the first half of the 2011/2012 ski season.

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

On August 26, 2009, we submitted a Project Proposal for the construction of a new day lodge and dining facility at the top of the gondola, snowmaking and lift upgrades and trail widening and other improvements. The Forest Service completed an EA on the proposal and issued a Decision Notice and Finding of No Significant Impact on May 10, 2010. We have completed a number of the approved projects including; construction of the day lodge and dining facility at the top of the gondola, completed in December 2010; and construction of new trails in the Galaxy lift pod along with trail widening in the Sky Express lift pod, completed during summer 2011. Also during summer 2011, we commenced construction of a children’s ski school facility, which was approved by the Forest Service by Decision Memo in May 2011 pursuant to a Categorical Exclusion under NEPA.

In July 2011we submitted a Project Proposal for, among other things, ski trail improvements, an additional surface lift to serve a terrain park, water wells and other circulation and guest service enhancements. We are awaiting acceptance by the Forest Service.

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

Unlike our other Colorado resorts, Keystone does not have on-site storage for snowmaking water and may be more vulnerable to interruptions in delivery of constant physical supply of water during high demand snowmaking periods. However, we have not experienced significant issues to date.

Heavenly’s primary sources of water are the South Tahoe Public Utility District (“STPUD”) and Kingsbury General Improvement District (“KGID”), which are California and Nevada utilities, respectively. We have negotiated a long term contract with STPUD, which includes favorable rates upon our completion of certain water delivery system improvements. Despite the added security provided by this agreement, the delivery of water by STPUD is interruptible. If STPUD exercises its rights to interrupt Heavenly’s water service, Heavenly’s ability to make snow may be impaired. We have begun negotiations with KGID to reach a similar agreement but cannot determine whether our negotiations will result in an agreement or when an agreement may be reached. While we believe that KGID water will be available long term, we have no contractual guaranty of service, delivery or future pricing for that water. Further, the delivery systems of each utility are limited and may not be able to provide the immediate physical supply of water needed for optimal snowmaking.

Northstar-at-Tahoe obtains water through a cooperative arrangement with the Northstar Community Services District (“NCSD”). Together with NCSD we, through our operating lease, control surface water rights that we use for snowmaking. In addition, we have contractual rights to ground water from NCSD and from the adjacent Martis Camp residential development. We receive domestic water from NCSD and, for on-mountain facilities, from on-mountain wells and springs.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available free of charge on our corporate website (www.vailresorts.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report.

Risks Related to Our Business

We are subject to the risk of prolonged weakness in general economic conditions including continued adverse affects on the overall travel and leisure related industries. Conditions currently present or recently present in the economic environment including high unemployment, erosion of consumer confidence and financial instability in the global markets, including any impact from the downgrade of credit ratings assigned to obligations of the United States, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may continue to experience, among other items a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and a decrease in group bookings. We cannot predict at what level these trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. Additionally, the third party owners of RockResorts properties we manage may not be as well capitalized as us and therefore may be more exposed to the impacts of adverse economic conditions on the travel industry, which could jeopardize components of our management agreements. If the owners of the hotels we manage do not meet debt service obligations and default on a mortgage or other obligations, the property may be at risk of foreclosure by a lender and our management agreements may be at risk. The actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and are adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically.

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

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC, certain managed hotel properties and our golf courses occur during the summer months while the winter season generally results in operating losses. Revenue and profits generated by GTLC’s summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. For Fiscal 2011, 81.5% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our ski resorts. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 15, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

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

A severe natural disaster, such as a forest fire, may interrupt our operations, damage our properties and reduce the number of guests who visit our resorts in affected areas. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair and recoup lost profits. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability to attract visitors to our resorts is also influenced by the aesthetics and natural beauty of the outdoor environment where our resorts are located. A severe forest fire or other severe impacts from naturally occurring events could negatively impact the natural beauty of our resorts and have a long-term negative impact on our overall guest visitation as it would take several years for the environment to recover.

We face significant competition. The ski resort and lodging industries are highly competitive. The number of people who ski in the United States (as measured in skier visits) has generally ranged between 54 million and 61 million annually over the last decade, with approximately 61 million visits for the 2010/2011 ski season. The factors that we believe are important to customers include:

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

We have many competitors for our ski vacationers, including other major resorts in Colorado, California, Nevada, the Pacific Northwest and Southwest and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

RockResorts hotels and our other hotels compete with numerous other hotel companies that may have greater financial resources than we do and they may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than us. We believe that developing and maintaining a competitive advantage will require us to make continued capital investments in our resorts. We cannot assure that we will have sufficient resources to make the necessary capital investments to do so, and we cannot assure that we will be able to compete successfully in this market or against such competitors.

The high fixed cost structure of ski resort operations can result in significantly lower margins if revenues decline. The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, other resort related fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, property taxes, minimum lease payments and other expenses included in our fixed cost structure may also reduce our margin, profits and cash flows.

Our current or future real estate development projects might not be successful. We have completed significant real estate development projects and have preliminary plans for significant future development projects. We could experience significant difficulties in realizing the anticipated financial benefits on completed projects or in initiating or completing future projects, due to among other things:

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

There are significant risks associated with our recently completed real estate projects, which could adversely affect our financial condition, results of operations or anticipated cash inflows from these projects as we have units remaining that have not been sold. For example, in the event that the carrying cost of the remaining units available for sale exceeds anticipated future proceeds from the sale of these units, we would be required to record an impairment charge. During Fiscal 2011, we completed The Ritz-Carlton Residences, Vail and in fiscal 2010 we completed One Ski Hill Place at the base of our Breckenridge ski resort for which 93 units with a carrying cost of $163.0 million remain to be sold as of July 31, 2011. We have risk associated with selling and closing units in these projects as a result of the continued instability in the capital / credit markets and in the overall real estate market and, as a result we may not be able to sell units for a profit or at the prices or selling pace we anticipate. Furthermore, given the current economic climate, certain potential buyers may be unable to purchase units in part due to a reduction in funds available and/or decreases in mortgage availability.

We may not be able to fund resort capital expenditures and investment in future real estate projects. In addition to the self funding of future real estate projects (currently no significant development efforts are in progress), we anticipate that resort capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $116 million to $130 million for calendar year 2011. Our ability to fund expenditures will depend on our ability to generate sufficient cash flow from operations (including obtaining pre-sale deposits on future real estate projects) and/or to borrow from third parties. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. In addition, there can be no assurances that future real estate development projects (currently no significant development efforts are in progress) can be self funded with cash available on hand, through advance pre-sale deposits or through third party real estate financing. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

•	our future operating performance;

•	general economic conditions and economic conditions affecting the resort industry, the ski industry and the general capital markets;

•	competition;

•	legislative and regulatory matters affecting our operations and business; and

•	our ability to meet our pre-sell targets on our future vertical real estate development projects;

We could finance future expenditures from any combination of the following sources:

•	cash flow from operations;

•	construction financing, including non-recourse or other financing;

•	bank borrowings;

•	public offerings of debt or equity; and

•	private placements of debt or equity.

Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause us to delay or abandon certain projects and/or plans.

We rely on government permits and landlord approvals. Our resort operations require permits and approvals from certain Federal, state, and local authorities, including the Forest Service and U.S. Army Corps of Engineers. Virtually all of our ski trails and related activities at Vail Mountain, Breckenridge, Keystone and Heavenly and a majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire December 31, 2029 for Breckenridge, December 1, 2031 for Vail Mountain, December 31, 2032 for Keystone, November 8, 2039 for Beaver Creek and May 1, 2042 for Heavenly. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse affect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. Additionally, we lease the land and the vast majority of the operating assets of Northstar-at-Tahoe from CNL Lifestyles Properties, Inc., a Real Estate Investment Trust, which requires us to operate the resort in accordance with the terms under the leases, as well as requires us to seek certain approvals for improvements made to the resort. The initial term of the leases for Northstar-at-Tahoe expire in January 2027, and allows for three 10-year extensions at our option. There is no guarantee that at the end of the initial lease term we will extend the option periods or will be able to negotiate new terms that are more favorable to us.

We are subject to extensive environmental laws and regulations in the ordinary course of business. Our operations are subject to a variety of Federal, state and local environmental laws and regulations including those relating to emissions to the air, discharges to water, storage, treatment and disposal of wastes, land use, remediation of contaminated sites and protection of natural resources such as wetlands. For example, future expansions of certain of our ski facilities must comply with applicable forest plans approved under the National Forest Management Act, state and federal wildlife protection laws or local zoning requirements. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA and, for California projects at Heavenly and Northstar-at-Tahoe, the CEQA. Both acts require that the Forest Service study any proposal for potential environmental impacts and include in its analysis various alternatives. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

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

We are subject to litigation in the ordinary course of business. We are, from time to time, subject to various asserted or unasserted legal proceedings and claims. Any such claims, regardless of merit, could be time consuming and expensive to defend and could divert management’s attention and resources. While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations. For a more detailed discussion of our legal proceedings see Legal Proceedings under Item 3 and Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

If we do not retain our key personnel, our business may suffer. The success of our business is heavily dependent on the leadership of key management personnel, including our Chief Executive Officer, Co-President and Chief Financial Officer, Co- Presidents, General Counsel and each of our Executive and Senior Vice Presidents. If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed. We do not maintain “key-man” life insurance on any of our employees.

Our acquisitions or future acquisitions might not be successful. We have acquired certain ski resorts, other destination resorts, hotel properties and businesses complementary to our own, as well as developable land in proximity to our resorts. We cannot make assurances that we will be able to successfully integrate and manage acquired ski resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be significant. We could face various risks from additional acquisitions, including:

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

We may be required to write-off a portion of our goodwill, indefinite lived intangible asset and/or long-lived asset balances as a result of prolonged weakness in economic conditions. Under accounting principles generally accepted in the United States of America (“GAAP”), we test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite lived intangible assets using the income approach based upon estimated future revenue streams (see Critical Accounting Policies in Item 7 of this Form 10-K). We evaluate the recoverability of long-lived assets by estimating the future undiscounted cash flows using projected future levels of income. If a more severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values of our reporting units and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite lived intangible assets and/or long-lived assets, negatively impacting our results of operations and stockholders’ equity.

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

Stock markets in the United States have often experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

We cannot provide assurance that we will continue to pay dividends.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate estimated to be $0.60 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Subject to the discretion of our Board of Directors and subject to applicable law, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

We may be able to incur substantial additional indebtedness in the future. The terms of our Indenture (as defined below) do not fully prohibit us from doing so. Our senior credit facility (“Credit Agreement”) permits additional borrowings of up to $332.9 million as of July 31, 2011. If new debt is added to our current debt levels, the related risks that we face could intensify.

There are restrictions imposed by the terms of our indebtedness. The operating and financial restrictions and covenants in our amended and restated Credit Agreement and the Indenture, dated April 25, 2011 among us, the guarantors therein and Bank of New York Mellon Trust Company, N.A., as Trustee (“Indenture”), governing our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) may adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our long-term best interests. For example, the Indenture and the Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt or sell preferred stock;

•	pay dividends, repurchase our stock and make other restricted payments;

•	create liens;

•	make certain types of investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sales-leaseback transactions;

•	enter into transactions with affiliates;

•	issue guarantees of debt

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

In addition, there can be no assurance that we will meet the financial covenants contained in our Credit Agreement. If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our Credit

Agreement, we would not be able to borrow funds thereunder without a waiver, which inability to borrow could have an adverse effect on our business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the Indenture and our other debt. Our indebtedness may then become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the 6.50% Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use

Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Great Divide Lodge, CO	Owned	Lodging, dining and conference facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain Resort, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility

Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Northstar-at Tahoe Resort, CA* (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA*	Leased	Commercial space, ski resort operations, dining facilities, buildings and other improvements
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices, commercial space
SSI Venture, LLC (“SSV”) Properties	Owned	Over 160 retail stores (of which 89 stores are currently held under lease) for recreational products, including rental
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements

The Forest Service SUPs are encumbered under certain of our debt instruments. Many of our properties are used across all segments in complementary and interdependent ways.

* The operations of Northstar-at-Tahoe are conducted on land and with operating assets owned by CNL Lifestyle Properties, Inc. under operating leases which were assumed by us. The leases provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, the leases provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. The initial term of the leases expires in fiscal 2027.

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

Internal Revenue Service Litigation

On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOLs carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS disallowed refunds associated with those NOL carry forwards and we disagreed with the IRS action disallowing the utilization of the NOLs. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The sole issue now before the District Court is the amount of the tax refund to which we are entitled. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful.

We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007, and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court for tax years 2000 and 2001 wherein we disagreed with the IRS as to the utilization of NOLs. With respect to the case involving the 2006 tax year, a trial date has been set for November 2011, but we expect that the case will be stayed pending final resolution of the District Court case, which as described above, now only involves the determination of the tax refund to which we are entitled. Similarly, while no trial date has been set, we expect that we will stipulate with the IRS that the case involving tax years 2007 and 2008 be stayed until the District Court proceeding is resolved.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividend Policy

Our common stock is traded on the New York Stock Exchange under the symbol “MTN.” As of September 15, 2011, 36,071,071 shares of common stock were outstanding, held by approximately 363 holders of record.

The following table sets forth information on the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2011
October 31,	$41.66	$32.37	$—
January 31,	54.03	39.86	—
April 30,	50.93	45.50	—
July 31,	50.24	42.78	0.15
Fiscal Year 2010
October 31,	$38.96	$28.48	$—
January 31,	42.43	32.85	—
April 30,	48.40	32.89	—
July 31,	49.00	33.50	—

On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate estimated to be $0.60 per share, subject to quarterly declaration. The first quarterly dividend of $0.15 per share ($5.4 million in the aggregate) was paid on July 18, 2011 to stockholders of record as of July 1, 2011. This dividend was funded with available cash on hand. Subject to the discretion of the Board of Directors and subject to applicable law, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Repurchase of Equity Securities

The following table sets forth our purchases of shares of our common stock during the fourth quarter of Fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2011 – May 31, 2011	—	$—	—	1,735,196
June 1, 2011 – June 30, 2011	—	—	—	1,735,196
July 1, 2011 – July 31, 2011	—	—	—	1,735,196
Total	—	$—	—	1,735,196

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

Performance Graph

The total return graph above is presented for the period from the end of our 2006 fiscal year through the end of Fiscal 2011. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index. We included the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for Fiscal 2011, the year ended July 31, 2010 (“Fiscal 2010”) and the year ended July 31, 2009 (“Fiscal 2009”) and as of July 31, 2011 and 2010 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K. The table presented below is unaudited. The data presented below are in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
Statement of Operations Data:
Net revenue:
Mountain	$752,191	$638,495	$614,597	$685,533	$665,377
Lodging	214,658	195,301	203,606	201,725	193,995
Real estate	200,197	61,007	186,150	296,566	112,708
Total net revenue	1,167,046	894,803	1,004,353	1,183,824	972,080
Segment operating expense:
Mountain	540,366	456,017	451,025	470,362	462,708
Lodging	205,903	192,909	196,847	191,500	175,796
Real estate	205,232	71,402	142,070	251,338	115,190
Total segment operating expense	951,501	720,328	789,942	913,200	753,694
Depreciation and amortization	(117,957)	(110,638)	(107,213)	(93,794)	(87,664)
Gain on sale of real property	—	6,087	—	709	—
Mountain equity investment income, net	1,342	1,558	817	5,390	5,059
Investment income, net	719	445	1,793	8,285	12,403
Interest expense, net	(33,641)	(17,515)	(27,548)	(30,667)	(32,625)
Contract dispute credit (charges), net	—	—	—	11,920	(4,642)
Loss on extinguishment of debt	(7,372)	—	—	—	—
Income before provision for income taxes	55,520	53,797	81,196	170,933	108,452
Net income	34,422	35,775	50,552	107,847	69,198
Net loss (income) attributable to noncontrolling interests	67	(5,390)	(1,602)	(4,920)	(7,801)
Net income attributable to Vail Resorts, Inc.	$34,489	$30,385	$48,950	$102,927	$61,397
Diluted net income per share attributable to Vail Resorts, Inc.	$0.94	$0.83	$1.33	$2.64	$1.56
Cash dividends declared per share	$0.15	—	—	—	—

Other Data:
Mountain
Skier visits(2)	6,991	6,010	5,864	6,195	6,219
ETP (3)	$48.99	$48.13	$47.16	$48.74	$46.15
Lodging
ADR(4)	$243.85	$235.02	$225.12	$230.17	$216.83
RevPAR(5)	$93.82	$88.14	$93.10	$106.43	$99.58
Real Estate
Real estate held for sale and investment(6)	$273,663	$422,164	$311,485	$249,305	$357,586
Other Balance Sheet Data
Cash and cash equivalents(7)	$70,143	$14,745	$69,298	$162,345	$230,819
Total assets	$1,946,236	$1,922,809	$1,884,480	$1,925,954	$1,909,123
Long-term debt (including long-term debt due within one year)	$491,743	$526,711	$491,960	$556,705	$594,110
Net debt(8)	$421,600	$511,966	$422,662	$394,360	$363,291
Total stockholders’ equity	$843,719	$802,387	$780,706	$725,484	$704,801

(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)	We have made several acquisitions and dispositions which impact comparability between years during the past five years. The more significant of those include the acquisitions of: Northstar-at-Tahoe (acquired in October 2010); the remaining noncontrolling interest in SSV (acquired in April 2010); Mountain News Corporation (“Mountain News”) (acquired May 2010); CME (acquired in November 2008); and 18 retail/rental locations (acquired by SSV in June 2007). Additionally, we sold our majority interest in RTP, LLC (“RTP”) in April 2007. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, in Item 8 of this Form 10-K for disclosure on the revision of managed property payroll cost reimbursement. Lodging net revenue and Lodging operating expense increased $26.2 million, $27.4 million, $31.7 million, and $31.5 million for the years ended July 31, 2010, 2009, 2008 and 2007, respectively.
(2)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.
(3)	ETP is calculated by dividing lift ticket revenue by total skier visits during the respective periods.
(4)	ADR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of occupied rooms during the respective periods.
(5)	RevPAR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of rooms that are available to guests during the respective periods.
(6)	Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment, as well as investments in real estate joint ventures.
(7)	Cash and cash equivalents excludes restricted cash.
(8)	Net debt is defined as long-term debt plus long-term debt due within one year less cash and cash equivalents.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Form 10-K. The following discussion and analysis should be read in conjunction with the Forward-Looking Statements section and Item 1A, “Risk Factors” each included in this Form 10-K.

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

Overview

Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments. Revenue from the Mountain, Lodging and Real Estate segments represented 65%, 18% and 17%, respectively, of our net revenue for Fiscal 2011.

Mountain Segment

The Mountain segment is comprised of the operations of six ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our six ski resorts were open for business for the 2010/2011 ski season from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 46%, 45% and 45% of Mountain segment net revenue for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (i) Destination guests and (ii) In-State guests. For the 2010/2011 ski season, Destination guests comprised approximately 57% of our skier visits, while In-State guests comprised approximately 43% of our skier visits, which compares to approximately 58% and 42%, respectively, for the 2009/2010 ski season and 57% and 43%, respectively, for the 2008/2009 ski season (excluding Northstar-at-Tahoe for each of the current and prior ski seasons).

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all six of our ski resorts. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts generally in advance of the ski season and typically ski more days each season at our resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statement of Operations ratably over the ski season. For the 2010/2011, 2009/2010 and 2008/2009 ski seasons approximately 35%, 35% and 34%, respectively, of total lift revenue recognized was comprised of season pass revenue.

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

The performance of lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 69%, 67% and 68% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of GTLC (as GTLC’s operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, planning for future real estate development projects, including zoning and acquisition of applicable permits, and the purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K. We have identified the following important factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•

Although we experienced improved operating results for Fiscal 2011 compared to Fiscal 2010 and 2009 in our Mountain and Lodging segments in part due to increased pricing and increased visitation for the 2010/2011 ski season, as well as an increase in overall guest spend on ancillary services, uncertainties still exist around the current general economic environment. Conditions currently present or recently present in the economic environment including high unemployment, relatively low consumer confidence, financial instability in the global markets, including any impact from the downgrade of credit ratings assigned to obligations of the United States, and weakness in the overall real estate market could potentially have negative effects on the travel and leisure industry. Given the current uncertainties around global economic trends, we cannot predict what impact this will have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2011/2012 ski season. During the most recent recession, our 2008/2009 ski season was impacted by lower visitation, reduced guest spend on ancillary services and closer in booking trends for guest reservations.

•

The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the season to In-State guests and Destination guests. Additionally, we have invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible. For the 2010/2011 ski season we experienced significantly above average early season snowfall compared to significantly below average early season snowfall for the previous two ski seasons, which we believe had a positive impact on early season visitation.

•

Our season pass products provide a value option to our guests which in turn creates a guest commitment predominantly prior to the start of the ski season, resulting in a more stabilized stream of lift revenue for us. In March 2011, we began our pre-season pass sales program for the 2011/2012 ski season. Through September 20, 2011 our season pass sales for the 2011/2012 ski season were up approximately 9% in sales dollars and 1% in units as compared to season pass sales through the similar period of the 2010/2011 ski season, including Northstar-at-Tahoe season pass sales for both periods. We cannot predict if this trend will continue through the fall 2011 season pass sales campaign or the impact that season pass sales may have on total lift revenue or ETP for the 2011/2012 ski season.

•

In Fiscal 2011, our lift ticket revenue was favorably impacted by price increases that were implemented during the 2010/2011 ski season. Prices for the 2011/2012 ski season have not yet been finalized; and as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•

Real estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate held for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the first quarter of Fiscal 2011, we received a certificate of occupancy for The Ritz-Carlton Residences, Vail and we have closed on 71 units in Fiscal 2011 (with two additional units having closed subsequent to July 31, 2011). Additionally, we have closed on four units at One Ski Hill Place (which was completed in the fourth quarter of fiscal 2010) in Fiscal 2011 (40 units closed in total including 36 units that closed in fiscal 2010). We currently have on a combined basis 92 units available for sale at The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge and Crystal Peak Lodge at Breckenridge. We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the credit markets and a slowdown in the overall real estate market. Buyers have been or may be unable to close on units in part due to a reduction in funds available to buyers and/or decreases in mortgage availability. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our anticipated selling prices in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if the current weakness in the real estate market were to persist for multiple years thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects (see Critical Accounting Policies in this section of this Form 10-K).

•

We had $70.1 million in cash and cash equivalents as of July 31, 2011 as well as $332.9 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.1 million), which was amended and restated on January 25, 2011. Key modifications to the Credit Agreement included, among other things, the extension of the maturity on the revolving Credit Agreement from February 2012 to January 2016; the expansion of baskets for improved flexibility in our ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants. In addition, on April 25, 2011, we completed an offering for $390 million of 6.50% Senior Subordinated Notes due 2019 (the “6.50% Notes”), the proceeds of which, along with available cash resources, were used to purchase the outstanding $390 million principal amount of 6.75% Senior Subordinated Notes due 2014 (the “6.75% Notes”) and pay related premiums, fees and expenses. The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. Additionally, we believe the 6.50% Notes will allow for substantially increased flexibility in our ability to make acquisitions, investments and distributions and incur debt. The above, combined with the completion of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge and Crystal Peak Lodge at Breckenridge are expected to significantly exceed future carrying costs, has and is anticipated to provide us with significant liquidity which will allow us to consider strategic investments, including future acquisitions and other forms of providing return to our shareholders. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•

On June 7, 2011, the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate estimated to be $0.60 per share (or $21.6 million annually based upon shares outstanding as of July 31, 2011), subject to quarterly declaration, with the first quarterly dividend of $0.15 per share paid on July 18, 2011. This dividend was funded through available cash on hand. Subject to the discretion of the Board of Directors and subject to applicable law, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

•

Under GAAP we test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our Fiscal 2011 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment (see Critical Accounting Policies in this section of this Form 10-K). However, if a more severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders’ equity.

Results of Operations

Summary

Shown below is a summary of operating results for Fiscal 2011, Fiscal 2010 and Fiscal 2009 (in thousands):

	Year Ended July 31,
	2011	2010	2009
Mountain Reported EBITDA	$213,167	$184,036	$164,389
Lodging Reported EBITDA	8,755	2,392	6,759
Resort Reported EBITDA	221,922	186,428	171,148
Real Estate Reported EBITDA	(5,035)	(4,308)	44,080

Income before provision for income taxes	55,520	53,797	81,196
Net income attributable to Vail Resorts, Inc.	$34,489	$30,385	$48,950

Mountain Segment

Mountain segment operating results for Fiscal 2011, Fiscal 2010 and Fiscal 2009 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2011	2010	2009	2011/2010	2010/2009
Net Mountain revenue:
Lift tickets	$342,514	$289,289	$276,542	18.4%	4.6%
Ski school	83,818	70,694	65,336	18.6%	8.2%
Dining	68,052	53,322	52,259	27.6%	2.0%
Retail/rental	174,339	154,846	147,415	12.6%	5.0%
Other	83,468	70,344	73,045	18.7%	(3.7)%
Total Mountain net revenue	$752,191	$638,495	$614,597	17.8%	3.9%

Mountain operating expense:
Labor and labor-related benefits	$198,659	$166,378	$165,550	19.4%	0.5%
Retail cost of sales	71,961	65,545	66,022	9.8%	(0.7)%
Resort related fees	39,476	35,431	33,102	11.4%	7.0%
General and administrative	104,848	88,705	83,117	18.2%	6.7%
Other	125,422	99,958	103,234	25.5%	(3.2)%
Total Mountain operating expense	$540,366	$456,017	$451,025	18.5%	1.1%

Mountain equity investment income, net	1,342	1,558	817	(13.9)%	90.7%
Mountain Reported EBITDA	$213,167	$184,036	$164,389	15.8%	12.0%

Total skier visits	6,991	6,010	5,864	16.3%	2.5%
ETP	$48.99	$48.13	$47.16	1.8%	2.1%

Mountain Reported EBITDA includes $7.1 million, $5.3 million and $4.8 million of stock-based compensation expense for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Fiscal 2011 compared to Fiscal 2010

Total Mountain net revenue increased $113.7 million, or 17.8%, in Fiscal 2011 compared to Fiscal 2010, with Fiscal 2011 including $64.4 million of revenue from Northstar-at-Tahoe, which was acquired in October 2010. Excluding the impact of the acquisition of Northstar-at-Tahoe, total Mountain net revenue would have increased $49.3 million or 7.7%. Lift revenue increased $53.2 million, or 18.4%, for Fiscal 2011 compared to Fiscal 2010, due to a $34.2 million, or 18.1%, increase in lift revenue excluding season pass revenue and a $19.0 million, or 18.9%, increase in season pass revenue. A large portion of this increase is attributable to the acquisition of Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, lift revenue increased $22.4 million, or 7.7%, compared to the same period in the prior year, due to a $13.2 million, or 7.0%, increase in lift revenue excluding season passes and a $9.2 million, or 9.2%, increase in season pass revenue. Total skier visitation was up 16.3% and excluding Northstar-at-Tahoe, skier visitation was up 4.1%, which significantly exceeded skier visitation growth for the U.S. ski industry as a whole, which was up 0.6%, and visitation for all resorts in the Rocky Mountain and Pacific Southwest regions, which were up 1.7% and down 7.1%, respectively, despite all regions in the U.S. generally having strong snowfall in the current year, including at our resorts. Vail Mountain and Keystone in particular showed large increases in visitation in Fiscal 2011, Vail Mountain benefiting from recent capital investments made both on Vail Mountain and in base areas, including an improved lodging bed base, and Keystone benefiting from a broadened family focused marketing initiative. All resorts were unfavorably impacted by the timing of the Easter holiday which was in late April in the current fiscal year, versus early April in the prior fiscal year. In addition, our Heavenly resort was impacted by higher than average resort closures due to severe weather in the current fiscal year. ETP, excluding season pass holders and Northstar-at-Tahoe, increased $5.31, or 8.3%, due primarily to price increases implemented during the current fiscal year. Total ETP, excluding Northstar-at-Tahoe, increased $1.70, or 3.5%, also due primarily to price increases implemented during the current fiscal year, partially offset by higher average visitation by our season pass holders in the current fiscal year.

Ski school revenue increased $13.1 million, or 18.6%, in Fiscal 2011 compared to Fiscal 2010 with the current year benefiting from the acquisition of Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, ski school revenue increased $5.5 million, or 7.8%, which benefited from a 4.1% increase in skier visitation and a 3.6% increase in yield per skier visit due to higher guest spend. Dining revenue increased $14.7 million, or 27.6%, which also benefited from the acquisition of Northstar-at-Tahoe in Fiscal 2011. Excluding Northstar-at-Tahoe, dining revenues increased $6.1 million, or 11.5%, which is primarily attributable to the increased skier visitation and a 5.8% increase in yield per skier visit for on-mountain dining, as well as the addition of two new on-mountain dining venues. The increases in both ski school and dining revenue were achieved despite the negative impact of the late Easter holiday in the current fiscal year.

Retail/rental operations increased $19.5 million, or 12.6%, in Fiscal 2011 compared to Fiscal 2010, which includes $9.0 million of incremental revenue from Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, retail/rental increased $10.5 million, or 6.8%, which was driven primarily by higher revenues at our Colorado front range stores and Any Mountain stores (in the San Francisco bay area) which combined increased by approximately 8.1% as compared to the prior year. Additionally, our mountain resort stores, especially at Vail and Beaver Creek, experienced an increase in revenue primarily driven by retail sales due to higher skier visitation although these increases were tapered by the late Easter holiday in Fiscal 2011.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For Fiscal 2011, other revenue increased $13.1 million, or 18.7%, compared to Fiscal 2010, which includes $8.3 million of incremental revenue from Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, other revenue increased $4.8 million, or 6.8%, primarily due to an increase in internet advertising due to the acquisition of Mountain News Corporation in May 2010, higher strategic alliance marketing revenue as well as increased summer activities revenue primarily at Breckenridge, which is partially due to the addition of an alpine coaster, partially offset by a decrease in municipal services revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $84.3 million, or 18.5%, for Fiscal 2011 compared to Fiscal 2010, which includes $53.9 million of expenses (including $4.1 million of acquisition related costs included in general and administrative expense) in the current fiscal year associated with Northstar-at-Tahoe. Excluding these expenses, operating expense increased $30.5 million, or 6.7%, for Fiscal 2011 compared to Fiscal 2010, due in part to higher labor and labor-related benefits which increased $15.9 million, or 9.5%, in Fiscal 2011 compared to Fiscal 2010. Overall, operating expenses including labor were impacted by a 3.6% increase in the number of operating days during the 2010/2011 ski season primarily due to the late Easter holiday as discussed above, combined with opening ski terrain earlier due to above average early season snowfall. Labor and labor-related benefits in the current year were also higher due to the full year impact of the prior year’s partial wage reinstatement and our matching component of the 401(k) plan, and a more normal level of wage increases, partially offset by a decrease in workers compensation costs of $1.5 million due to fewer claims and average cost per claim. Additionally, labor costs were impacted by an increase in staffing levels due to an increase in demand for ancillary services primarily in ski school, dining and retail/rental operations. Retail cost of sales was relatively flat, excluding Northstar-at-Tahoe, primarily due to improved gross margins. Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) increased $3.0 million, or 8.3%, excluding Northstar-at-Tahoe, compared to Fiscal 2010, due to overall increases in revenue upon which those fees are based and general and administrative expenses increased $6.0 million, or 6.8%, excluding Northstar-at-Tahoe, primarily due to expenses associated with the operations of Mountain News Corporation acquired in May 2010 and increased marketing expenditures. Other expense increased $5.1 million, or 5.1%, excluding Northstar-at-Tahoe, in Fiscal 2011 primarily due to increased food and beverage cost of sales due to an increase in dining revenue and higher fuel and supplies expenses.

Mountain equity investment income primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for Fiscal 2011 compared to Fiscal 2010 is primarily due to decreased commissions earned by the brokerage compared to Fiscal 2010.

Fiscal 2010 compared to Fiscal 2009

Lift revenue increased $12.7 million, or 4.6%, for Fiscal 2010 compared to Fiscal 2009, due to a $6.6 million, or 3.6%, increase in lift revenue excluding season passes and a $6.1 million, or 6.5%, increase in season pass revenue. The increase in lift revenue excluding season passes was driven by a 3.3% increase in visitation excluding season pass holders coupled with a 0.4% increase in ETP excluding pass products. The increase in season pass revenue was due to an increase in season pass units sold, as well as year-over-year price increases in season pass products. Total skier visitation increased 2.5% led by our Heavenly resort which experienced a 10.7% increase in visitation while overall visitation for our four Colorado resorts (excluding Heavenly) increased 1.2%. Our four Colorado resorts were negatively impacted by significantly below average snowfall, particularly in the early season up to mid-January 2010, but experienced increased visitation during the second half of the 2009/2010 ski season particularly during the spring break and Easter holiday periods which primarily contributed to the overall increase in skier visits in Colorado for the 2009/2010 ski season compared to the 2008/2009 ski season. Visitation by season pass holders increased by approximately 1.7% with average visits per season pass holders declining approximately 4.8%, or approximately one half a day less skied per season pass holder, over the 2008/2009 ski season resulting in an increase in ETP.

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

Revenue from retail/rental operations increased $7.4 million, or 5.0%, primarily due to higher retail sales and rental volumes at our Vail, Beaver Creek and Breckenridge mountain resort stores and San Francisco Bay area stores as retail/rental revenue increased 8.1% for the 2009/2010 ski season compared to the 2008/2009 ski season. This increase was partially offset by declines in retail sales for both the first and fourth quarters of Fiscal 2010 of 4.0% and 2.1%, respectively, compared to the same periods in the prior year due primarily to a decline in sales volumes at mountain resort stores not proximate to our ski resorts. Retail/rental revenue was particularly strong in the second half of the 2009/2010 ski season which was bolstered by increased visitation to our resorts and higher guest spend.

Other revenue mainly consisted of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, strategic alliance and other marketing revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For Fiscal 2010 other revenues decreased $2.7 million, or 3.7%, compared to Fiscal 2009, primarily due to a decrease in employee housing revenue, strategic alliance marketing revenue and municipal services revenue (primarily transportation services provided on behalf of certain municipalities), partially offset by an increase in private club revenues primarily resulting from the opening of the Vail Mountain Club in November 2008, increased commercial leasing revenue and higher on-mountain summer activities related revenue at our Colorado resorts, particularly at Breckenridge as Fiscal 2009’s on-mountain summer activities were negatively impacted by construction activities.

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

Lodging Segment

Lodging segment operating results for Fiscal 2011, Fiscal 2010 and Fiscal 2009 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2011	2010	2009	2011/2010	2010/2009
Lodging net revenue:
Owned hotel rooms	$43,327	$41,479	$43,153	4.5%	(3.9)%
Managed condominium rooms	39,239	32,074	34,571	22.3%	(7.2)%
Dining	29,885	27,235	30,195	9.7%	(9.8)%
Transportation	19,810	19,026	17,975	4.1%	5.8%
Golf	14,461	13,769	15,000	5.0%	(8.2)%
Other	39,301	35,547	35,347	10.6%	0.6%
	186,023	169,130	176,241	10.0%	(4.0)%
Payroll cost reimbursement	28,635	26,171	27,365	9.4%	(4.4)%

Total Lodging net revenue	$214,658	$195,301	$203,606	9.9%	(4.1)%

Lodging operating expense:
Labor and labor-related benefits	$86,584	$78,698	$81,290	10.0%	(3.2)%
General and administrative	31,265	29,361	27,823	6.5%	5.5%
Other	59,419	58,679	60,369	1.3%	(2.8)%
	177,268	166,738	169,482	6.3%	(1.6)%
Reimbursed payroll costs	28,635	26,171	27,365	9.4%	(4.4)%
Total Lodging operating expense	$205,903	$192,909	$196,847	6.7%	(2.0)%

Lodging Reported EBITDA	$8,755	$2,392	$6,759	266.0%	(64.6)%

Owned hotel statistics:
ADR	$194.35	$190.93	$183.59	1.8%	4.0%
RevPar	$112.95	$104.90	$107.06	7.7%	(2.0)%

Managed condominium statistics:
ADR	$296.64	$291.18	$273.38	1.9%	6.5%
RevPar	$83.89	$77.76	$84.50	7.9%	(8.0)%

Owned hotel and managed condominium statistics (combined):
ADR	$243.85	$235.02	$225.12	3.8%	4.4%
RevPar	$93.82	$88.14	$93.10	6.4%	(5.3)%

Lodging Reported EBITDA includes $2.1 million, $2.0 million and $1.8 million of stock-based compensation expense for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Fiscal 2011 compared to Fiscal 2010

Revenue from owned hotel rooms increased $1.8 million, or 4.5%, for Fiscal 2011 compared to Fiscal 2010 which was driven by a increase in occupancy of 3.2 percentage points due to higher group business and transient guest visitation primarily at properties proximate to our resorts as a result of increased skier visitation as discussed in the Mountain segment of this management’s discussion and analysis. GTLC room revenue for Fiscal 2011 was relatively flat compared to Fiscal 2010 as occupancy was negatively impacted in the fourth quarter of Fiscal 2011 compared to the same period in the prior year due to unfavorable weather conditions in May and June 2011 resulting in a decline in revenue of $0.5 million. Revenue from managed condominium rooms increased $7.2 million, or 22.3%, for Fiscal 2011 compared to the Fiscal 2010, and was primarily due to the addition of managed condominium rooms in the Lake Tahoe region, which generated $3.8 million in revenue and the addition of managed condominium rooms at One Ski Hill Place in Breckenridge which generated $1.5 million in revenue. Excluding the additional managed condominium rooms in the Lake Tahoe region and One Ski Hill Place in Breckenridge, revenue from managed condominium rooms increased by $1.9 million, or 5.9%, primarily due to an increase in group business at our Keystone resort and transient guest visitation at our other managed condominiums proximate to our ski resorts.

Dining revenue for Fiscal 2011 increased $2.7 million, or 9.7%, as compared to Fiscal 2010, due to increased group visitation, primarily at our Keystone resort ($0.9 million increase in revenue), the addition of a new restaurant located at One Ski Hill Place in Breckenridge, and as a result of a restaurant that was closed for renovation for a portion of the prior year at the Arrabelle at Vail Square. GTLC dining revenue was relatively flat during Fiscal 2011 compared to Fiscal 2010 as revenues were negatively impacted by lower occupancy as discussed above. Transportation revenues increased $0.8 million, or 4.1%, primarily due to an increase in passengers of 5.0% driven by increased visitation to our Colorado based resorts. Golf revenues increased $0.7 million, or 5.0%, for Fiscal 2011 compared to Fiscal 2010, primarily due to the addition of a golf course at Northstar-at-Tahoe in Fiscal 2011 and an increase of 3.9% in the number of golf rounds played at our other golf courses. Other revenue increased $3.8 million, or 10.6%, for Fiscal 2011 compared to Fiscal 2010 primarily due to an increase in management fee revenue from managed hotel properties, including new managed properties in the Caribbean, higher commissions earned from reservations booked through our central reservation system and an increase in conference services provided to our group business.

Operating expense (excluding reimbursed payroll costs) increased $10.5 million, or 6.3%, for Fiscal 2011 compared to Fiscal 2010. Operating expense in the current year benefited from the receipt of $2.9 million, net of legal expenses for the settlement of alleged damages related to the CME acquisition (included as a credit in other expense). Excluding the impact of the CME settlement, operating expense increased $13.5 million, or 8.1%, during Fiscal 2011, compared to the same period in the prior year. Labor and labor-related benefits increased $7.9 million, or 10.0%, for Fiscal 2011 compared to Fiscal 2010. Labor and labor-related benefits increased primarily due to higher staffing levels associated with increased occupancy and labor associated with the addition of managed condominiums in the Lake Tahoe region and at One Ski Hill Place in Breckenridge, the full year impact of the prior year’s partial wage reinstatement and our matching component of the 401(k) plan, as well as a more normal level of wage increases for Fiscal 2011. General and administrative expense increased $1.9 million, or 6.5%, primarily due to an increase in central reservation costs, and the Lodging segment component of corporate costs including labor, labor-related benefits and marketing. Other expense, excluding the CME settlement, increased $3.7 million, or 6.2%, primarily due to increased fuel costs, as well as other variable operating costs associated with increased occupancy and volume including higher food and beverage cost of sales, credit card fees and other operating expense.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where the Company is the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA.

Fiscal 2010 compared to Fiscal 2009

Total Lodging net revenue (excluding payroll cost reimbursement) for Fiscal 2010 decreased $7.1 million, or 4.0%, compared to Fiscal 2009. We acquired CME on November 1, 2008, and as a result Lodging net revenue for Fiscal 2009 includes only nine months of operations for CME. Excluding the impact of CME revenue for the first quarter of Fiscal 2010, total Lodging net revenue decreased $8.9 million, or 5.0% for Fiscal 2010 compared to Fiscal 2009.

Revenue from owned hotel rooms decreased $1.7 million, or 3.9%, for Fiscal 2010 compared to Fiscal 2009, driven by a decrease in occupancy of 3.4 percentage points partially offset by an increase in ADR of 4.0%. The decrease in occupancy was primarily due to declines in occupancy at our Keystone lodging properties of 11.5 percentage points. This decrease was partially offset by a 3.9 percentage point increase in occupancy at our other lodging properties proximate to our ski resorts (excluding Keystone lodging properties) during the second half of the 2009/2010 ski season due to increased visitation particularly during the spring break and Easter holiday periods as discussed in the Mountain segment of this management’s discussion and analysis for Fiscal 2010 compared to Fiscal 2009 and an increase in occupancy at GTLC of 10.8 percentage points in the fourth quarter of Fiscal 2010 compared to the fourth quarter of Fiscal 2009 driven by an increase in both transient and group room nights (GTLC’s room revenue increased $1.2 million in the fourth quarter of Fiscal 2010 compared to the fourth quarter of Fiscal 2009). Revenue from managed condominium rooms decreased $2.5 million, or 7.2%, for Fiscal 2010 compared to Fiscal 2009, driven by a decrease in occupancy of 4.2 percentage points partially offset by an increase in ADR of 6.5%. The decrease in occupancy is largely attributed to declines in group and transient room nights primarily at our Keystone resort.

Dining revenue for Fiscal 2010 decreased $3.0 million, or 9.8%, compared to Fiscal 2009, primarily due to a decline in group visitation primarily at our Keystone resort. This decline was partially offset by an increase in dining revenue of $0.7 million at GTLC in the fourth quarter of Fiscal 2010 compared to the fourth quarter of Fiscal 2009 due to an increase in occupancy as discussed above. Transportation revenues were up $1.1 million, or 5.8%, primarily due to a full twelve months of operations for CME included in Fiscal 2010 compared to only nine months of operations for CME in Fiscal 2009. Golf revenues decreased $1.2 million, or 8.2%, for Fiscal 2010 compared to Fiscal 2009, primarily resulting from a 12.6% decrease in the number of golf rounds played.

Operating expense (excluding reimbursed payroll costs) decreased $2.7 million, or 1.6%, for Fiscal 2010 compared to Fiscal 2009. Due to the acquisition of CME on November 1, 2008, operating expenses for Fiscal 2010 included twelve months of CME operating expenses compared to only nine months of CME operating expenses for Fiscal 2009. Excluding the impact of CME operating expenses for the first quarter of Fiscal 2010 of $2.7 million, operating expenses decreased $5.5 million, or 3.2%, primarily due to (i) a decrease in labor and labor-related benefits of $4.3 million, or 5.3%, primarily due to lower staffing levels associated with decreased occupancy and the impacts of cost reduction initiatives including a company-wide wage reduction plan implemented in April 2009 (which was partially reinstated in April 2010) and the suspension of the matching contribution to our 401(k) program in January 2009 (of which the 401(k) matching program was partially reinstated in April 2010) and (ii) a decrease in other expense of $2.7 million, or 4.5%, primarily due to decreased variable operating costs associated with lower revenue including lower food and beverage cost of sales and a decrease in operating supplies and repairs and maintenance. The above decreases were partially offset by an increase in general and administrative expense of $1.5 million, or 5.5%, primarily due to higher Lodging segment component of corporate costs including increased employee incentive compensation expense, employee medical costs and legal expenses.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where the Company is the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA.

Real Estate Segment

Real Estate segment operating results for Fiscal 2011, Fiscal 2010 and Fiscal 2009 are presented by category as follows (in thousands):

				Percentage
	Year Ended july 31,			Increase/(Decrease)
	2011	2010	2009	2011/2010	2010/2009
Total Real Estate net revenue	$200,197	$61,007	$186,150	228.2%	(67.2)%
Real Estate operating expense:
Cost of sales (including sales commissions)	178,295	46,397	111,669	284.3%	(58.4)%
Other	26,937	25,005	30,401	7.7%	(17.7)%
Total Real Estate operating expense	205,232	71,402	142,070	187.4%	(49.7)%

Gain on sale of real property	—	6,087	—	(100.0)%	— %
Real Estate Reported EBITDA	$(5,035)	$(4,308)	$44,080	(16.9)%	(109.8)%

Real Estate Reported EBITDA includes $3.3 million, $4.5 million and $4.1 million of stock-based compensation expense for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Fiscal 2011

Real Estate segment net revenue for Fiscal 2011 was driven primarily by the closing of 71 condominium units (45 units sold to The Ritz-Carlton Development Company and 26 units sold to individuals) at The Ritz-Carlton Residences, Vail ($186.4 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,216). The Ritz-Carlton Residences, Vail average price per square foot is driven by The Ritz-Carlton brand, its premier Lionshead location at the base of Vail, its proximity to the Eagle Bahn gondola and the comprehensive and exclusive amenities related to the project. Additionally, during Fiscal 2011, we recognized $7.8 million of revenue related to deposits from buyers who defaulted on units under contract at The Ritz-Carlton Residences, Vail and we closed on four condominium units at One Ski Hill Place ($4.3 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $982). The One Ski Hill Place average price per square foot is driven by its premier ski-in/ski-out location at the base of Peak 8 in Breckenridge, its close proximity to the BreckConnect gondola and other lifts and the comprehensive offering of amenities resulting from this project.

Operating expense for Fiscal 2011 included cost of sales of $171.1 million primarily resulting from the closing of 71 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,090) and from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $769). The cost per square foot for The Ritz-Carlton Residences, Vail is reflective of the high-end features and amenities associated with a Ritz-Carlton project compared to other Vail properties and high construction costs associated with mountain resort development. The cost per square foot for One Ski Hill Place is reflective of the high-end features and amenities associated with this project compared to other Breckenridge properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $7.2 million were incurred commensurate with revenue recognized. Other operating expense of $26.9 million (including $3.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and the Real Estate segment component of corporate costs.

Fiscal 2010

Real Estate segment net revenue for Fiscal 2010 was driven primarily by the closing of 36 condominium units at One Ski Hill Place ($50.7 million of revenue with an average selling price per unit of $1.4 million and an average price per square foot of $1,241) and 17 affordable housing units associated with the JHG&TC development ($3.1 million of revenue with an average selling price per unit of $0.2 million and an average price per square foot of $188). The One Ski Hill Place average price per square foot was driven by its premier ski-in/ski-out location at the base of Peak 8 in Breckenridge, its close proximity to the BreckConnect gondola and other lifts and the comprehensive offering of amenities resulting from this project. Additionally, during Fiscal 2010 we recognized $5.2 million of revenue related to deposits from buyers who defaulted on units under contract at One Ski Hill Place, and recorded a gain on sale of real property of $6.1 million (net of $2.4 million in related cost of sales) for a land parcel located at the Arrowhead base area of the Beaver Creek Resort which sold for $8.5 million.

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

Additionally, sales commissions of approximately $3.6 million were incurred commensurate with revenue recognized. Other operating expense of $25.0 million (including $4.5 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate projects under development (including those that have not yet closed), overhead costs, such as labor and labor-related benefits and the Real Estate segment component of corporate costs.

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

Operating expense for Fiscal 2009 included cost of sales of $101.1 million commensurate with revenue recognized, primarily driven by the closing on eight Chalet units ($54.1 million in cost of sales with an average cost per square foot of $1,387), 42 residences at Crystal Peak Lodge ($34.2 million in cost of sales with an average cost per square foot of $654) and two units at the Arrabelle ($12.4 million in cost of sales with an average cost per square foot of $1,204). The cost per square foot for the Arrabelle and Chalet units is reflective of the high-end features and amenities associated with these projects and the relatively high construction costs associated with mountain resort development. The cost per square foot for Crystal Peak Lodge is reflective of its less complicated design features and fewer amenities associated with this project relative to the Arrabelle and Chalet units. Additionally, sales commissions of approximately $10.6 million were incurred commensurate with revenue recognized. Other operating expense of $30.4 million (including $4.1 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expenses for the major real estate projects under development (including those that have not yet closed), overhead costs such as labor and labor-related benefits and the Real Estate segment component of corporate costs. In addition, included in other segment operating expense for Fiscal 2009, we recorded $2.8 million of estimated costs in excess of anticipated sales proceeds for an affordable housing commitment resulting from the cancellation of a contract by a third party developer related to our JHG&TC development.

Other Items

In addition to segment operating results, the following material items contribute to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for both Fiscal 2011 and Fiscal 2010 increased primarily due to the impact of an increase in the fixed asset base from the placing in service of significant resort assets over the last three years, which included, among other assets, assets associated with the acquisition of Northstar-at-Tahoe and One Ski Hill Place, in Breckenridge and multiple gondolas and lifts within the last three years.

Net (income) loss attributable to noncontrolling interests, net. Net income attributable to noncontrolling interests for Fiscal 2011 decreased $5.5 million compared to Fiscal 2010 due to our acquisition of the remaining 30.7% noncontrolling interest in SSV on April 30, 2010. Net income attributable to noncontrolling interests increased by $3.8 million in Fiscal 2010 compared to Fiscal 2009 primarily due to the timing of the acquisition of the remaining interest in SSV at the end of the third fiscal quarter of Fiscal 2010, as the fourth fiscal quarter operations of SSV are historically a loss period.

Asset impairment charge. We previously extended a $2.6 million note receivable, including accrued interest, to an entity that owned a hotel in which we manage. This entity was in default on certain debt held by the entity and the third party owners of the entity were unable to reach an agreement to restructure the debt with their creditor, as a result, the creditor foreclosed on the hotel in June 2011. As such, we have recorded an asset impairment charge of $2.6 million in our Consolidated Statements of Operations for Fiscal 2011.

Loss on extinguishment of debt. In April 2011, we completed an offering for $390 million of 6.50% Notes, the proceeds of which, along with available cash resources, were used to retire the outstanding $390 million principal amount of 6.75% Notes and paid related call premiums, issuance costs, transaction and legal fees. Total costs to retire the 6.75% Notes and issuance costs for the 6.50% Notes were $15.7 million, of which $8.3 million were recorded as deferred financing costs and $7.4 million was recorded as a loss on extinguishment. Additionally, included in the loss on extinguishment is a write off of a portion of unamortized debt issuance costs and legal fees associated with the 6.75% Notes.

Interest expense, net. Interest expense increased for Fiscal 2011 compared to Fiscal 2010 and is primarily due to the significant reduction in the capitalization of interest on self-funded real estate projects in Fiscal 2011, as all real estate projects under development have reached completion. The reduction in interest expense for Fiscal 2010 compared to Fiscal 2009 is primarily due to an increase in capitalized interest on self-funded real estate projects. Capitalized interest was $0.6 million, $16.3 million and $7.6 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Income taxes. Our effective tax rate was 38.0%, 33.5% and 37.7% in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Our tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items), taxable income generated by state jurisdictions that varies from the consolidated pre-tax income and the amount of net income attributable to noncontrolling interests. The lower effective tax rate for Fiscal 2010 is largely driven by the higher net income attributable to noncontrolling interests recorded in Fiscal 2010. Additionally, the income tax provision recorded for Fiscal 2011 reflects a $0.7 million income tax benefit due to a reversal of an income tax contingency resulting from the expiration of the statue of limitations. In Fiscal 2010, the tax provision reflected a $0.3 million income tax benefit due to a reversal of an income tax contingency resulting from the expiration of the statue of limitations.

In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOLs relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the IRS completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs. We appealed the examiner’s disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The sole issue now before the District Court is the amount of the tax refund to which we are entitled. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein we disagree with the IRS as to the utilization of NOLs. With respect to the case involving the 2006 tax year, a trial date has been set for November 2011, but we expect that the case will be stayed pending final resolution of the District Court case, which as described above, now only involves the determination of the tax refund to which we are entitled. Similarly, while no trial date has been set, we expect that we will stipulate with the IRS that the case involving tax years 2007 and 2008 be stayed until the District Court proceeding is resolved. Since the legal proceeding surrounding the utilization of the NOLs have not been fully resolved, including a determination of the amount of refund and the possibility that the District Court’s ruling may be appealed by the IRS, there remains considerable uncertainty of what portion, if any, of the NOLs will be realized, and as such, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements. However, the range of potential reversal of other long-term liabilities and accrued interest and penalties that would be recorded as a benefit to the Company’s income tax provision is between zero and $27.6 million.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Year Ended July 31,
	2011	2010	2009
Mountain Reported EBITDA	$213,167	$184,036	$164,389
Lodging Reported EBITDA	8,755	2,392	6,759
Resort Reported EBITDA	221,922	186,428	171,148
Real Estate Reported EBITDA	(5,035)	(4,308)	44,080
Total Reported EBITDA	216,887	182,120	215,228
Depreciation and amortization	(117,957)	(110,638)	(107,213)
Loss on disposal of fixed assets, net	(555)	(615)	(1,064)
Investment income, net	719	445	1,793

Interest expense, net	(33,641)	(17,515)	(27,548)
Asset impairment charge	(2,561)	—	—
Loss on extinguishment of debt	(7,372)	—	—
Income before provision for income taxes	55,520	53,797	81,196
Provision for income taxes	(21,098)	(18,022)	(30,644)
Net income	34,422	35,775	50,552
Net loss (income) attributable to noncontrolling interests	67	(5,390)	(1,602)
Net income attributable to Vail Resorts, Inc.	$34,489	$30,385	$48,950

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2011	2010
Long-term debt	$490,698	$524,842
Long-term debt due within one year	1,045	1,869
Total debt	491,743	526,711
Less: cash and cash equivalents	70,143	14,745
Net Debt	$421,600	$511,966

Liquidity and Capital Resources

Significant Sources of Cash

Historically, we have lower cash available as of our fiscal year end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarter ends primarily due to the seasonality of our Mountain segment operations. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. We had $70.1 million of cash and cash equivalents as of July 31, 2011, compared to $14.7 million as of July 31, 2010. We generated $267.3 million of cash from operating activities during Fiscal 2011 compared to $36.0 million and $134.3 million generated during Fiscal 2010 and Fiscal 2009, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $70.1 million of cash and cash equivalents at July 31, 2011, we have available $332.9 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.1 million) which was amended and restated on January 25, 2011. Key modifications to the Credit Agreement included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016; the expansion of baskets for improved flexibility in our ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants. We believe the Credit Agreement, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.50%.

In addition, on April 25, 2011, we completed an offering for $390 million of 6.50% Notes, the proceeds of which, along with available cash resources, were used to purchase the outstanding $390 million principal amount of 6.75% Notes and pay related premiums, fees and expenses. The 6.75% Notes were completely retired as of July 31, 2011. The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. We believe the 6.50% Notes will allow for substantially increased flexibility in our ability to incur debt and make acquisitions, investments and distributions.

Fiscal 2011 compared to Fiscal 2010

We generated $267.3 million of cash from operating activities in Fiscal 2011, an increase of $231.3 million when compared to the $36.0 million of cash generated in Fiscal 2010. The increase in operating cash flows was partially a result of an increase in the number of real estate closings that occurred in Fiscal 2011 which generated $166.0 million in net proceeds (net of sales commissions) compared to $43.7 million generated in net proceeds (net of sales commissions) in Fiscal 2010. Additionally, investments in real estate decreased $141.5 million in Fiscal 2011 compared to Fiscal 2010 as our real estate projects under development reached completion. Additionally, improvements in our resort operations, including from Northstar-at-Tahoe which was acquired in October 2010, resulted in an increase in Resort Reported EBITDA of $35.5 million in Fiscal 2011 compared to Fiscal 2010. Partially offsetting the above items were an increase in the change in accounts receivable and inventory of $10.7 million partially due to the Northstar-at-Tahoe acquisition and a decrease in the change in accounts payable and accrued liabilities of $10.7 million primarily due to a reduction in real estate development payables.

Cash used in investing activities increased by $74.6 million in Fiscal 2011 compared to Fiscal 2010, due to the acquisition of Northstar-at-Tahoe in October 2010 for $60.5 million (net of cash assumed), an increase in resort capital expenditures of $26.7 million in Fiscal 2011, and the prior year cash receipt of $8.9 million primarily related to a land parcel we sold in Fiscal 2010, all of which was partially offset by the acquisition of Mountain News Corporation for $15.9 million in Fiscal 2010.

Cash used in financing activities increased $46.8 million in Fiscal 2011 compared to Fiscal 2010. The increase in cash used in financing cash flows was primarily due to the repayment of $35.0 million outstanding under the Credit Agreement in Fiscal 2011, payment of financing costs associated with the offering of the 6.50% Notes and retirement of the 6.75% Notes and the amended and restated Credit Agreement of $12.4 million, and cash dividends on common stock of $5.4 million in Fiscal 2011. The above was partially offset by the acquisition of the remaining noncontrolling interest in SSV in the prior year for $31.0 million on April 30, 2010 and the repurchase of common stock for $15.0 million in Fiscal 2010.

Fiscal 2010 compared to Fiscal 2009

We generated $36.0 million of cash from operating activities in Fiscal 2010, a decrease of $98.3 million when compared to the $134.3 million of cash generated in Fiscal 2009. The decline in operating cash flows was primarily a result of increased real estate closings that occurred in Fiscal 2009, which generated $126.9 million in proceeds (net of sales commissions) compared to real estate closings that occurred in Fiscal 2010, which generated $43.7 million in proceeds (net of sales commissions). Additionally, investments in real estate increased $4.8 million during Fiscal 2010 compared to Fiscal 2009. Further contributing to the decrease in cash provided by operating activities for Fiscal 2010 compared to Fiscal 2009 was the receipt of $40.8 million of private club initiation fees for the Vail Mountain Club in Fiscal 2009 and a reduction in restricted cash of $47.6 million in the Fiscal 2009 which became available for general purpose use due to the payoff of our non-recourse real estate financing. Partially offsetting the above items were improved operating cash flows from our resort operations of approximately $15.3 million, a decrease in income tax payments of $30.1 million and a decrease in the change in accounts receivable of $13.5 and an increase in the change in accounts payable and accrued liabilities of $7.0 million.

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

Cash used in financing activities decreased $75.7 million in Fiscal 2010 compared to Fiscal 2009 resulting from an increase in net borrowings under the Credit Agreement of $35.0 million, the payoff of our non-recourse real estate financings and scheduled debt maturity of $58.4 million and $15.0 million, respectively in Fiscal 2009 and a decrease in repurchases of our common stock of $7.4 million during Fiscal 2010. Partially offsetting the above items was the acquisition of the remaining noncontrolling interest in SSV for $31.0 million on April 30, 2010.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in operations and to a substantially lesser degree remaining expenditures on completed real estate projects and future development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to invest in the future. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our six ski resorts, our retail/rental business as well as throughout our owned lodging properties. Additionally, with the acquisition of Northstar-at-Tahoe to our ski resort portfolio, we are investing significantly in this resort property in the near term to enhance the guest experience. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $88 million to $98 million of resort capital expenditures for calendar year 2011 excluding Northstar-at-Tahoe, and an additional $28 million to $32 million related to Northstar-at-Tahoe. Included in these capital expenditures are approximately $40 million to $44 million excluding Northstar-at-Tahoe, and an additional $4 million to $6 million related to Northstar-at-Tahoe, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $33 million was spent for capital expenditures, including Northstar-at-Tahoe, in calendar year 2011 as of July 31, 2011, leaving approximately $83 million to $97 million to spend in the remainder of calendar year 2011. Discretionary expenditures for calendar 2011 include a new high speed chairlift to serve Beaver Creek mountain; a new on-mountain fine dining restaurant at Vail; development of significant new functionality for Epic Mix for use at all six of our resorts; renovations at certain owned lodging properties; expansion of terrain at Northstar-at-Tahoe, including a new high speed chairlift; a new on-mountain dining venue at Northstar-at-Tahoe and renovation of the commercial village at Northstar-at-Tahoe to bring in a new tenant mix. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans. Additionally, we do not expect to make any significant income tax payments for the remainder of calendar year 2011 due to accelerated tax deductions on capital expenditures that are expected to be placed in service by calendar year end 2011 combined with estimated tax losses generated from operations through calendar year end (the Company files its tax returns on a calendar year basis), subject to a settlement of the dispute with the IRS over the utilization of NOLs previously discussed.

Principal payments on the vast majority of our long-term debt ($487.9 million of the total $491.7 million debt outstanding as of July 31, 2011) are not due until fiscal 2019 and beyond. As of July 31, 2011 and 2010, total long-term debt (including long-term debt due within one year) was $491.7 million and $526.7 million, respectively, with the decrease at July 31, 2011 being primarily due to decreased net borrowings under the Credit Agreement. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $512.0 million as of July 31, 2010 to $421.6 million as of July 31, 2011 due primarily to the increase in cash and cash equivalents and decreased net borrowings under our Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of July 31, 2011. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares. During Fiscal 2011, we did not repurchase any shares of our common stock. Since inception of this stock repurchase plan through July 31, 2011, we have repurchased 4,264,804 shares at a cost of approximately $162.8 million. As of July 31, 2011, 1,735,196 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plan. Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture, dated as of April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.50% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate estimated to be $0.60 per share (or $21.6 million annually based upon shares outstanding as of July 31, 2011), subject to quarterly declaration, with the first quarterly dividend of $0.15 per share paid on July 18, 2011. This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors and subject to applicable law, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Covenants and Limitations

We must abide by certain restrictive financial covenants under our Credit Agreement and the Indenture. The most restrictive of those covenants include the following Credit Agreement covenants: Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Credit Agreement). In addition, our financing arrangements, including the Indenture, limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, enter into certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2011. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2012. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

Contractual Obligations

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, construction agreements in conjunction with our development activities and lease agreements. Debt obligations, which total $491.7 million as of July 31, 2011, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which total $298.3 million as of July 31, 2011, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2011 is as follows (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2012	years	years	5 years
Long-Term Debt (1)	$491,743	$1,045	$1,458	$777	$488,463
Fixed Rate Interest (1)	231,002	28,951	57,025	56,977	88,049
Operating Leases and Service Contracts	298,304	31,665	51,750	45,372	169,517
Purchase Obligations (2)	254,332	215,339	37,590	157	1,246
Total Contractual Cash Obligations	$1,275,381	$277,000	$147,823	$103,283	$747,275

(1)         The fixed-rate interest payments, as well as long-term debt payments, included in the table above assume that all fixed-rate debt outstanding as of July 31, 2011 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that the amounts outstanding under variable-rate long-term debt as of July 31, 2011 are held to maturity, and utilizing interest rates in effect at July 31, 2011, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2011 is anticipated to be approximately $1.1 million for Fiscal 2012, $1.0 million for Fiscal 2013 and $1.0 million for at least each of the next three years subsequent to Fiscal 2013. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2011, and do not reflect interest obligations on potential future debt.

(2)         Purchase obligations primarily include amounts which are classified as trade payables, real estate development payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2011 and other commitments for goods and services not yet received, including construction contracts not included on our Consolidated Balance Sheet as of July 31, 2011 in accordance with GAAP.

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

Real Estate Revenue and Cost of Sales

Description

We utilize the relative sales value method to determine cost of sales for condominium units sold within a project and/or individual parcels of real estate, when specific identification of costs cannot be reasonably determined. Additionally, the determination of cost of sales associated with our mixed-use real estate development projects may include estimates for the fair value of resort depreciable assets which are removed from project costs and separately capitalized and depreciated over their useful life.

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

Effect if Actual Results Differ From Assumptions

A 10% change in the estimate for the resort depreciable assets component of a project and a 10% change in remaining costs to complete a project for which real estate sales and related cost of sales were recorded in Fiscal 2011 would have changed the profit margin recognized by our Real Estate segment by approximately $4.3 million for Fiscal 2011.

Real Estate Held for Sale and Investment

Description

We evaluate each real estate project on at least a quarterly basis to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each real estate project and include, but are not limited to: current economic conditions, the local real estate market and the number and type of real estate units we have available for sale, expected selling prices, net margins on units closed in recent months and projected margins on remaining units that are available for sale. A real estate project is considered impaired when its carrying value is greater than the undiscounted future net cash flows the project is expected to generate.

Judgments and Uncertainties

We determine the estimated cash flows by project starting with the current listing price of all units remaining to be sold by project which is then reduced by 1) an estimate for sales discounts and concessions anticipated to be given to buyers over the remaining estimated sales period that takes into consideration the current economic environment, local real estate market and the type of real estate we have held for sale; 2) marketing fees paid in conjunction with units to be sold, as applicable; 3) estimated sales commissions and other closing costs including title, transfer and escrow fees, and 4) estimated net carrying costs until units are sold, the sum of all which is compared to the carrying value for each individual real estate project.

Effect if Actual Results Differ From Assumptions

Based upon the analysis performed throughout Fiscal 2011, the estimated future cash flows of our real estate projects were in excess of their respective carrying values and as such no impairment charge has been recognized. Cash flows require considerable judgment and are sensitive to changes in underlying assumptions and factors such as the ultimate selling prices of individual units within a project and the estimated absorption period in which units are expected to be sold. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. For example, as of July 31, 2011, if our anticipated net cash proceeds (after sales concessions, discounts, selling and closing costs) on the remaining inventory of condominium units at The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge were to decline by 5% compared to our current estimates we may be required to record an impairment charge on one or both of these projects.

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

Effect if Actual Results Differ From Assumptions

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1st of each year. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2011 the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values and as such no impairment of goodwill or indefinite lived intangible assets existed and the second step of the goodwill impairment test was not required. However, we determined that certain reporting units within our Lodging segment ($59.8 million of goodwill as of July 31, 2011) were at risk of failing step one of the goodwill impairment test, with the fair value of each of the reporting units estimated at approximately 13% in excess of their carrying values and therefore are at risk for a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal value multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of our Lodging segment reporting units may include such items as: (i) a prolonged weakness in the general economic conditions in which the reporting units operate and therefore negatively impacting group and transient room nights and ADR; (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree; and (iii) volatility in the equity and debt markets which could result in a higher discount rate.

While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

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

An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution. A favorable tax settlement could possibly result in a reduction in our tax expense, effective tax rate, income taxes payable, other long-term liabilities and/or adjustments to our deferred tax assets and deferred tax liabilities in the year of settlement or in future years.

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

Effect if Actual Results Differ From Assumptions

Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $12.0 million for Fiscal 2011.

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

Seasonality and Quarterly Results

Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC, certain managed hotel properties and our golf courses occur during the summer months while the winter season results in operating losses. Revenue and profits generated by GTLC’s summer operations, management fees from certain managed hotel properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. During Fiscal 2011, 81.5% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 15, Selected Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2011, we had $52.6 million of variable rate indebtedness, representing approximately 10.7% of our total debt outstanding, at an average interest rate during Fiscal 2011 of 0.4%. Based on variable-rate borrowings outstanding as of July 31, 2011, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vail Resorts, Inc.

Consolidated Financial Statements for the Years Ended July 31, 2011, 2010 and 2009

Management’s Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:

The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company’s Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves	60

Management’s Report on Internal Control over Financial Reporting

Management of Vail Resorts, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of July 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting as of July 31, 2011, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

September 21, 2011

Vail Resorts, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$70,143	$14,745
Restricted cash	12,438	11,834
Trade receivables, net of allowances of $3,423 and $2,259, respectively	58,529	53,622
Inventories, net of reserves of $1,552 and $1,452, respectively	54,007	48,295
Deferred income taxes (Note 11)	29,167	21,406
Other current assets	21,340	20,843
Total current assets	245,624	170,745
Property, plant and equipment, net (Note 6)	1,021,736	1,027,390
Real estate held for sale and investment	273,663	422,164
Deferred charges and other assets	41,036	25,155
Notes receivable	5,021	6,997
Goodwill, net (Note 6)	268,058	181,085
Intangible assets, net (Note 6)	91,098	89,273
Total assets	$1,946,236	$1,922,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$221,359	$255,326
Income taxes payable	20,778	32,729
Long-term debt due within one year (Note 4)	1,045	1,869
Total current liabilities	243,182	289,924
Long-term debt (Note 4)	490,698	524,842
Other long-term liabilities (Note 6)	235,429	197,160
Deferred income taxes (Note 11)	133,208	108,496
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, and 40,334,973 and 40,173,891 shares issued, respectively	403	401
Additional paid-in capital	575,689	563,816
Retained earnings	416,458	387,380
Treasury stock, at cost; 4,264,804 shares (Note 16)	(162,827)	(162,827)
Total Vail Resorts, Inc. stockholders’ equity	829,723	788,770
Noncontrolling interests	13,996	13,617
Total stockholders’ equity	843,719	802,387
Total liabilities and stockholders’ equity	$1,946,236	$1,922,809

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended July 31,
	2011	2010	2009
Net revenue:
Mountain	$752,191	$638,495	$614,597
Lodging	214,658	195,301	203,606
Real estate	200,197	61,007	186,150
Total net revenue	1,167,046	894,803	1,004,353

Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	540,366	456,017	451,025
Lodging	205,903	192,909	196,847
Real estate	205,232	71,402	142,070
Total segment operating expense	951,501	720,328	789,942
Other operating (expense) income:
Depreciation and amortization	(117,957)	(110,638)	(107,213)
Loss on disposal of fixed assets, net	(555)	(615)	(1,064)
Asset impairment charge (Note 8)	(2,561)	--	--
Gain on sale of real property	--	6,087	--
Income from operations	94,472	69,309	106,134
Mountain equity investment income, net	1,342	1,558	817
Investment income, net	719	445	1,793
Interest expense, net	(33,641)	(17,515)	(27,548)
Loss on extinguishment of debt (Note 4)	(7,372)	--	--
Income before provision for income taxes	55,520	53,797	81,196
Provision for income taxes (Note 11)	(21,098)	(18,022)	(30,644)
Net income	$34,422	$35,775	$50,552
Net loss (income) attributable to noncontrolling interests	67	(5,390)	(1,602)
Net income attributable to Vail Resorts, Inc.	$34,489	$30,385	$48,950

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$0.96	$0.84	$1.34
Diluted net income per share attributable to Vail Resorts, Inc.	$0.94	$0.83	$1.33
Cash dividends declared per share	$0.15	$--	$--

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2008	39,926,496	$399	$545,773	$295,925	$(125,461)	$716,636	$8,848	$725,484
Net income	--	--	--	48,950	--	48,950	1,602	50,552
Stock-based compensation (Note 17)	--	--	10,741	--	--	10,741	--	10,741
Issuance of shares under share award plan net of shares withheld for taxes (Note 17)	123,492	1	(550)	--	--	(549)	--	(549)
Tax expense from share award plan	--	--	(236)	--	--	(236)	--	(236)
Repurchases of common stock (Note 16)	--	--	--	--	(22,367)	(22,367)	--	(22,367)
Adjustment to redemption value of redeemable noncontrolling interest (Note 10)	--	--	--	12,120	--	12,120	5,652	17,772
Noncontrolling interest distributions, net	--	--	--	--	--	--	(691)	(691)
Balance, July 31, 2009	40,049,988	400	555,728	356,995	(147,828)	765,295	15,411	780,706
Net income	--	--	--	30,385	--	30,385	5,390	35,775
Stock-based compensation (Note 17)	--	--	11,843	--	--	11,843	--	11,843
Issuance of shares under share award plan net of shares withheld for taxes (Note 17)	123,903	1	(1,139)	--	--	(1,138)	--	(1,138)
Tax expense from share award plan	--	--	(40)	--	--	(40)	--	(40)
Repurchases of common stock (Note 16)	--	--	--	--	(14,999)	(14,999)	--	(14,999)
Adjustment to redemption value of redeemable noncontrolling interest (Note 10)	--	--	--	--	--	--	(10,338)	(10,338)
Noncontrolling interest contributions, net	--	--	--	--	--	--	3,268	3,268
Acquisition of noncontrolling interest, net of deferred taxes (Note 10)	--	--	(2,576)	--	--	(2,576)	(114)	(2,690)
Balance, July 31, 2010	40,173,891	401	563,816	387,380	(162,827)	788,770	13,617	802,387
Net income (loss)	--	--	--	34,489	--	34,489	(67)	34,422
Stock-based compensation (Note 17)	--	--	12,493	--	--	12,493	--	12,493
Issuance of shares under share award plan net of shares withheld for taxes (Note 17)	161,082	2	(681)	--	--	(679)	--	(679)
Tax benefit from share award plan	--	--	61	--	--	61	--	61
Dividends	--	--	--	(5,411)	--	(5,411)	--	(5,411)
Noncontrolling interest contributions, net	--	--	--	--	--	--	446	446
Balance, July 31, 2011	40,334,973	$403	$575,689	$416,458	$(162,827)	$829,723	$13,996	$843,719

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended July 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$34,422	$35,775	$50,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,957	110,638	107,213
Cost of real estate sales	168,267	42,821	103,893
Stock-based compensation expense	12,493	11,843	10,741
Deferred income taxes, net	32,194	(4,427)	30,767
Gain on sale of real property	--	(6,087)	--
Asset impairment charge	2,561	--	--
Loss on extinguishment of debt	7,372	--	--
Other non-cash income, net	(8,571)	(7,533)	(5,300)
Changes in assets and liabilities:
Restricted cash	(424)	(769)	47,372
Accounts receivable, net	(1,638)	5,687	(7,833)
Inventories, net	(2,758)	652	761
Investments in real estate	(24,920)	(166,446)	(161,608)
Accounts payable and accrued liabilities	(23,223)	(12,547)	(19,568)
Income taxes payable	(12,495)	26,625	(27,297)
Deferred real estate deposits	(32,139)	(11,573)	(46,011)
Private club deferred initiation fees and deposits	5,996	2,399	41,591
Other assets and liabilities, net	(7,807)	8,892	9,003
Net cash provided by operating activities	267,287	35,950	134,276
Cash flows from investing activities:
Capital expenditures	(95,640)	(68,957)	(106,491)
Acquisition of businesses	(62,344)	(15,870)	(38,170)
Cash received from sale of real property	--	8,920	--
Other investing activities, net	(204)	(7,645)	36
Net cash used in investing activities	(158,188)	(83,552)	(144,625)
Cash flows from financing activities:
Proceeds from borrowings under the 6.50% Notes	390,000	--	--
Payments of tender of 6.75% Notes	(390,000)	--	--
Payment of financing costs	(12,400)	--	--
Acquisition of noncontrolling interest	--	(31,000)	--
Repurchases of common stock	--	(14,999)	(22,367)
Proceeds from borrowings under non-recourse real estate financings	--	--	9,013
Payments of non-recourse real estate financings	--	--	(58,407)
Proceeds from borrowings under other long-term debt	189,000	140,962	67,280
Payments of other long-term debt	(226,861)	(106,309)	(82,632)
Dividends paid	(5,411)	--	--
Other financing activities, net	1,971	4,395	4,415
Net cash used in financing activities	(53,701)	(6,951)	(82,698)
Net increase (decrease) in cash and cash equivalents	55,398	(54,553)	(93,047)
Cash and cash equivalents:
Beginning of period	14,745	69,298	162,345
End of period	$70,143	$14,745	$69,298

Cash paid for interest, net of amounts capitalized	$35,826	$14,968	$25,556
Taxes paid (refunded), net	$1,355	$(4,694)	$25,545

The accompanying Notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates six world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly and Northstar-at-Tahoe mountain resorts in the Lake Tahoe area of California and Nevada, as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar-at-Tahoe) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company (“GTLC”), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company’s operations at GTLC and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 8, Variable Interest Entities).

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

Restricted Cash-- Restricted cash primarily represents amounts held as state-regulated reserves for self-insured workers’ compensation claims and owner and guest advance deposits held in escrow for lodging reservations.

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

Inventories-- The Company’s inventories consist primarily of purchased retail goods, food and beverage items and spare parts. Inventories are stated at the lower of cost or fair value, determined using primarily an average weighted cost method. The Company records a reserve for estimated shrinkage and obsolete or unusable inventory.

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

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million. The Company records capitalized interest once construction activities commence and capitalized $0.1 million, $1.1 million and $0.8 million of interest on non-real estate projects during the years ended July 31, 2011, 2010 and 2009, respectively.

The Company has certain assets being used in resort operations that were constructed as amenities in conjunction with real estate development and included in project costs and expensed as the real estate was sold. Accordingly, there is no carrying value and no depreciation expense related to these assets in the Company’s Consolidated Financial Statements. These assets were primarily placed in service from 1995 to 1997 with an original cost of approximately $33.0 million and an average estimated useful life of 15 years.

Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use. Additionally, the Company records depreciation on completed condominium units that are placed in rental programs until such units are sold. Sales and marketing expenses are charged against income in the period incurred. Sales commission expenses are charged against income in the period that the related revenue from real estate sales is recorded. The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction. Interest capitalized on real estate development projects during the years ended July 31, 2011, 2010 and 2009 was $0.5 million, $15.1 million and $6.8 million, respectively.

Deferred Financing Costs-- Certain costs incurred with the issuance of debt securities are capitalized and included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective term of the applicable debt issues.

Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of businesses acquired in purchase transactions. The Company’s major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value. Goodwill and certain indefinite-lived intangible assets, including trademarks, water rights and excess reorganization value, are not amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment as of May 1. Amortizable intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

The testing for impairment consists of a comparison of the fair value of the assets with their carrying values (including goodwill and other intangibles) for each reporting unit. If the carrying amount of the assets exceed its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the assets does not exceed the fair value, no impairment is recognized. The Company determines the estimated fair value of its reporting units using a discounted cash flow analysis. The fair value of indefinite-lived intangible assets is estimated using an income approach. The Company determined that there was no impairment to goodwill or intangible assets during the years ended July 31, 2011, 2010 and 2009

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended July 31, 2011, 2010 and 2009. See Note 8, Variable Interest Entities, for impairment charge recorded on a note receivable.

Revenue Recognition-- The following describes the composition of revenues for the Company:

•

Mountain revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, private ski club amortized initiation fees and dues, marketing and internet advertising, commercial leasing, employee housing, and municipal services, and are recognized as products are delivered or services are performed.

•

Lodging revenue is derived from a wide variety of sources, including, among other things, hotel operations, dining operations, property management services, managed hotel property payroll cost reimbursements, private golf club amortized initiation fees and dues, transportation services and golf course greens fees, and are recognized as products are delivered or services are performed.

•

Revenues from private club initiation fees are primarily recognized over the estimated life of the club facilities on a straight-line basis upon inception of the club. As of July 31, 2011, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 22 years. Certain club initiation fees are refundable in 30 years after the date of acceptance of a member. Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years. The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense.

•

Real estate revenue primarily includes the sale of condominium/townhome units and land parcels (including related improvements). Recognition of revenue from all condominium/townhome unit sales are recorded using the full accrual method and occurs only upon the following: (i) substantial completion of the entire development project, (ii) receipt of certificates of occupancy or temporary certificates of occupancy from local governmental agencies, if applicable, (iii) closing of the sales transaction including receipt of all, or substantially all, sales proceeds (including any deposits previously received), and (iv) transfer of ownership. The percentage-of-completion method is used for sales of land parcels where the Company has a commitment to complete certain improvements or amenities (i.e. access roads, utilities, and site improvements) at the time of consummation of the sales transaction. For the years ended July 31, 2011 and 2010, the Company did not record any revenue earned under the percentage of completion method. The Company recorded revenue under the percentage-of-completion method of approximately $1.5 million for the year ended July 31, 2009.

Revision of Payroll Cost Reimbursement from Managed Hotel Properties-- Revenue from reimbursement of payroll costs relates to payroll costs of managed hotel properties where the Company is the employer. The reimbursements are based upon the costs incurred with no added margin; therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income. The Company previously reported payroll cost reimbursement from managed hotel properties net of reimbursed payroll costs; however, as the Company is the employer at certain managed hotel properties, and thus the primary obligor, these amounts should be reported gross. The Company determined that the impact of these revisions were not material to the Consolidated Statements of Operations to all applicable prior interim and annual periods. For the year ended July 31, 2011, revenue and expenses relating to reimbursed payroll costs were $28.6 million. For the years ended July 31, 2010 and 2009, the Company revised its presentation of these reimbursed payroll costs from a net presentation to a gross presentation in its Consolidated Statements of Operations to conform to its current year presentation. The effect of this change increased Lodging net revenue for the years ended July 31, 2010 and 2009 from $169.1 million and $176.2 million, respectively (as previously reported in the prior year’s Annual Report on Form 10-K) to $195.3 million and $203.6 million, respectively, with a corresponding increase in the Lodging operating expense for the years ended July 31, 2010 and 2009 from $166.7 million and $169.5 million, respectively (as previously reported in the prior year’s Annual Report on Form 10-K) to $192.9 million and $196.9 million, respectively. Additionally, previously reported quarterly financial data for Fiscal 2011 and Fiscal 2010 as presented in Note 15, Selected Quarterly Financial Data (unaudited), and the information for the years ended July 31, 2010 and 2009 as presented in Note 14, Segment Information, and Note 19, Guarantor Subsidiaries and Non-Guarantor Subsidiaries have been revised to reflect these revisions.

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

Deferred Revenue-- In addition to deferring certain revenue related to private club initiation fees, the Company records deferred revenue related to the sale of season ski passes. The number of season pass holder visits is estimated based on historical data and the deferred revenue is recognized throughout the season based on this estimate, or on a straight-line basis if usage patterns cannot be determined based on available historical data.

Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers’ compensation, third-party loss contingencies, liabilities for the completion of real estate sold by the Company, property taxes and loyalty reward programs among other items. The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its consolidated financial statements. These estimates are reviewed and adjusted as the facts and circumstances related to the liabilities change. The Company records legal costs related to defending claims as incurred.

Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2011, 2010 and 2009 was $20.3 million, $18.8 million and $17.9 million, respectively. Prepaid advertising costs as of July 31, 2011 and 2010 was $0.2 million and $0.3 million, respectively and is reported within “other current assets” in the Company’s Consolidated Balance Sheets.

Income Taxes-- The Company’s provision for income taxes is based on current pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement (see Note 11, Income Taxes, for more information).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and the 6.75% Senior Subordinated Notes (“6.75% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices. The fair value of the Company’s Industrial Development Bonds and other long-term debt (Note 4, Long-Term Debt) have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The estimated fair value of the 6.50% Notes, 6.75% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2011 and 2010 is presented below (in thousands):

	July 31, 2011		July 31, 2010

	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Notes	$390,000	$397,800	$--	$--
6.75% Notes	$--	$--	$390,000	$394,875
Industrial Development Bonds	$41,200	$47,581	$42,700	$48,756
Other long-term debt	$7,968	$8,320	$6,436	$6,342

Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 17, Stock Compensation Plan for more information). The following table shows total stock-based compensation expense for the years ended July 31, 2011, 2010 and 2009 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2011	2010	2009
Mountain operating expense	$7,140	$5,332	$4,834
Lodging operating expense	2,088	2,010	1,778
Real estate operating expense	3,265	4,501	4,129
Pre-tax stock-based compensation expense	12,493	11,843	10,741
Less: benefit for income taxes	4,738	4,481	4,071
Net stock-based compensation expense	$7,755	$7,362	$6,670

Concentration of Credit Risk-- The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high quality credit institutions, but these investments may be in excess of FDIC insurance limits. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

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

New Accounting Standards-- In June 2009, the FASB issued guidance which is included in Accounting Standards Codification (“ASC”) 810, “Consolidation” which amends the consolidation guidance for variable interest entities. Under this new standard, entities must perform a qualitative assessment in determining the primary beneficiary of a variable interest entity which includes, among other things, consideration as to whether a variable interest holder has the power to direct the activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This standard was effective for the Company beginning August 1, 2010. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverables Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition,” and the Emerging Issues Task Force Issue No. 08-01 “Revenue Arrangements with Multiple Deliverables”) which amends the revenue recognition guidance for arrangements with multiple deliverables. This new standard requires entities to allocate revenue in arrangements with multiple deliverables using estimated selling prices and eliminates the use of the residual method. The provisions of this new standard were effective for the Company beginning August 1, 2010. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

3.	Net Income Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the years ended July 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Year Ended July 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts, Inc.	$34,489	$34,489	$30,385	$30,385	$48,950	$48,950

Weighted-average shares outstanding	36,009	36,009	36,212	36,212	36,546	36,546
Effect of dilutive securities	--	745	--	519	--	127
Total shares	36,009	36,754	36,212	36,731	36,546	36,673
Net income per share attributable to Vail Resorts, Inc.	$0.96	$0.94	$0.84	$0.83	$1.34	$1.33

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 57,000, 22,000 and 795,000 for the years ended July 31, 2011, 2010 and 2009, respectively.

On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate estimated to be $0.60 per share, subject to quarterly declaration. During the three months ended July 31, 2011, the Company paid cash dividends of $0.15 per share ($5.4 million in the aggregate). On September 20, 2011 the Company’s Board of Directors approved a quarterly cash dividend of $0.15 per share payable on October 27, 2011 to stockholders of record as of October 12, 2011.

4.	Long-Term Debt

Long-term debt as of July 31, 2011 and 2010 is summarized as follows (in thousands):

	Fiscal Year Maturity (a)	July 31, 2011	July 31, 2010
Credit Facility Revolver (b)	2016	$--	$35,000
Industrial Development Bonds (c)	2020	41,200	42,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
6.50% Notes (e)	2019	390,000	--
6.75% Notes (e)	--	--	390,000
Other (f)	2012-2029	7,968	6,436
Total debt		491,743	526,711
Less: Current maturities (g)		1,045	1,869
Long-term debt		$490,698	$524,842

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	On January 25, 2011, The Vail Corporation (the “Vail Corp”), a wholly-owned subsidiary of the Company, amended and restated its senior credit facility (the “Credit Facility”). Key modifications to the Credit Facility included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016; increased grid pricing for interest rate margins (as of July 31, 2011, under the Credit Facility, at LIBOR plus 1.25%) and commitment fees (as of July 31, 2011, under the Credit Facility, at 0.25%); the expansion of baskets related to the Company’s ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants.

The Credit Facility is governed by the Fifth Amended and Restated Credit Agreement (“Credit Agreement”) between Vail Corp, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents and the Lenders party thereto, and consists of a $400 million revolving credit facility. The Company’s obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of the Company and substantially all of its subsidiaries. The proceeds of loans made under the Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. The Credit Agreement matures January 25, 2016. Borrowings under the Credit Agreement bear interest annually at a rate of (i) LIBOR plus a margin or (ii) the Agent’s prime lending rate. Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as such terms are defined in the Credit Agreement) on a trailing four-quarter basis. The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends. The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

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

(c)	The Company has outstanding $41.2 million of industrial development bonds, which were issued by Eagle County, Colorado (the “Eagle County Bonds”) and mature, subject to prior redemption, on August 1, 2019. These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. The promissory note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the Forest Service permits for Vail and Beaver Creek.

(d)

The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (0.19% to 0.24% as of July 31, 2011).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Credit Facility. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2011 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$ 19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$ 52,575

(e)	On April 25, 2011, the Company completed an offering for $390 million of 6.50% Notes the proceeds of which, along with available cash resources, were used to purchase the outstanding $390 million principal amount of the 6.75% Notes and pay related premiums, fees and expenses. The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. The Company has certain early redemption options under the terms of the 6.50% Notes. The premium for early redemption of the 6.50% Notes ranges from 4.875% to 0%, depending on the date of redemption. The 6.50% Notes are subordinated to certain of the Company’s debts, including the Credit Agreement, and will be subordinated to certain of the Company’s future debts. The Company’s payment obligations under the 6.50% Notes are jointly and severally guaranteed by substantially all of the Company’s current and future domestic subsidiaries. The indenture governing the 6.50% Notes contains restrictive covenants, which, among other things, limit the ability of Vail Resorts and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies. Pursuant to the registration rights agreement executed as part of the offering of the 6.50% Notes, the Company agreed to file an exchange offer registered under the Securities Act on or prior to 210 days after the closing of the offering, with such registration statement being declared effective on or prior to 270 days after the closing of the offering, and to exchange the notes for a new issue of substantially identical debt securities and guarantees. If the Company fails to satisfy its obligations under the registration rights agreement, it will be required to pay additional interest to the holders of the notes.

The Company purchased the 6.75% Notes for a call price of 101.125% of the principal balance due to the early redemption. A loss on extinguishment of debt in the amount of $7.4 million was recorded during the year ended July 31, 2011 in connection with the transaction. The 6.75% Notes were completely retired as of July 31, 2011.

(f)	Other obligations primarily consist of a $5.8 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and capital leases totaling $2.2 million. Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 1.0% to 6.0% and have maturities ranging from in the year ending July 31, 2012 to the year ending July 31, 2029.

(g)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of July 31, 2011 reflected by fiscal year are as follows (in thousands):

Total
2012	$ 1,045
2013	949
2014	509
2015	533
2016	244
Thereafter	488,463
Total debt	$ 491,743

The Company recorded gross interest expense of $34.2 million, $33.8 million and $35.2 million for the years ended July 31, 2011, 2010 and 2009, respectively, of which $1.7 million, $1.6 million and $2.0 million was amortization of deferred financing costs. The Company capitalized $0.6 million, $16.3 million and $7.6 million of interest during the years ended July 31, 2011, 2010 and 2009, respectively. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.         Acquisitions

Northstar-at-Tahoe

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

Estimates of Acquisition Date Fair Value
Accounts receivable	$2,499
Inventory	1,894
Other assets	1,422
Property, plant and equipment	9,612
Deferred income tax assets, net	15,429
Intangible assets	2,470
Goodwill	85,446
Total identifiable assets acquired	$118,772

Accounts payable and accrued liabilities	$6,671
Deferred revenue	5,281
Capital lease obligations	2,892
Unfavorable lease obligations, net	43,400
Total liabilities assumed	$58,244
Total purchase price	$60,528

The operations of Northstar-at-Tahoe are conducted on land and with operating assets owned by CNL Lifestyle Properties, Inc. primarily under operating lease agreements which were assumed by the Company. Under the terms of the leases, the Company estimates that it will be required to pay above market rates in the aggregate through the remainder of the initial lease term expiring in fiscal 2027. The Company has recorded a net unfavorable lease obligation for these leases that will be amortized as an adjustment to lease expense over the remaining initial lease term.

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Northstar-at-Tahoe and other factors. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets have a weighted-average amortization period of 4.6 years. The operating results of Northstar-at-Tahoe have contributed $67.9 million of net revenue for the year ended July 31, 2011. Additionally, the Company has recognized $4.1 million of acquisition related expenses in the Consolidated Statements of Operations for the year ended July 31, 2011.

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Northstar-at-Tahoe was completed on August 1, 2009. The following unaudited pro forma financial information includes adjustments for (i) depreciation and interest expense for capital leases on acquired property, plant and equipment and amortization of intangible assets recorded at the date of acquisition; (ii) straight-line expense recognition of minimum future lease payments from the date of acquisition, including the amortization of the net unfavorable lease obligations; and (iii) acquisition related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on August 1, 2009 (in thousands, except per share amounts).

		Year Ended July 31,
		2011	2010
Pro forma net revenue	$	1,171,459	$959,453
Pro forma net income attributable to Vail Resorts, Inc.	$	33,231	$34,485
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$	0.92	$0.95
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$	0.90	$0.94

Mountain News Corporation

On May 28, 2010, the Company acquired the capital stock of Mountain News Corporation (“Mountain News”), which owns and operates several websites focused on the ski and snowboarding industry, for total consideration of $16.5 million. The purchase price was allocated to tangible and identifiable intangible assets acquired based on their fair values at the acquisition date. The Company allocated the purchase price and recorded $12.9 million in goodwill, $1.2 million in indefinite- lived intangible assets, $2.6 million in fixed assets, $1.7 million in other intangibles (with a weighted-average amortization period of 6.4 years) and assumed liabilities of $0.9 million on the date of acquisition. The operating results of Mountain News are allocated to the Company’s Mountain segment.

Colorado Mountain Express

On November 1, 2008, the Company acquired substantially all of the assets of CME, a resort ground transportation business, for a total consideration of $38.2 million, as well as $0.9 million to reimburse the seller for certain new capital expenditures as provided for in the purchase agreement. The purchase price was allocated to tangible and identifiable intangible assets acquired based on their fair values at the acquisition date. The Company allocated the purchase price and recorded $25.7 million in goodwill, $4.3 million in indefinite- lived intangible assets, $6.1 million of fixed assets and $3.2 million of other intangibles (with a weighted-average amortization period of 8.3 years) on the date of acquisition. The operating results of CME are reported within the Lodging segment.

6.	Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	July 31,
	2011	2010
Land and land improvements	$271,742	$270,382
Buildings and building improvements	801,582	769,382
Machinery and equipment	539,983	512,144
Furniture and fixtures	215,862	198,566
Software	64,408	56,498
Vehicles	40,627	35,447
Construction in progress	34,638	31,197
Gross property, plant and equipment	1,968,842	1,873,616
Accumulated depreciation	(947,106)	(846,226)
Property, plant and equipment, net	$1,021,736	$1,027,390

Depreciation expense for the years ended July 31, 2011, 2010 and 2009 totaled $116.3 million, $109.8 million and $106.6 million, respectively.

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2011	2010

Goodwill
Goodwill	$285,412	$198,439
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	268,058	181,085

Indefinite lived intangible assets
Gross indefinite-lived intangible assets	105,838	105,838
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	81,125	81,125

Amortizable intangible assets
Gross amortizable intangible assets	51,850	48,326
Accumulated amortization	(41,877)	(40,178)
Amortizable intangible assets, net	9,973	8,148

Total gross intangible assets	157,688	154,164
Total accumulated amortization	(66,590)	(64,891)
Total intangible assets, net	$91,098	$89,273

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2011, 2010 and 2009 totaled $1.7 million, $0.8 million and $0.6 million, respectively, and is estimated to be approximately $1.2 million annually, on average, for the next five fiscal years.

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2011 and 2010 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2009	$107,722	$60,228	$167,950
Acquisition	12,893	242	13,135
Balance at July 31, 2010	120,615	60,470	181,085
Acquisitions	86,973	--	86,973
Balance at July 31, 2011	$207,588	$60,470	$268,058

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2011	2010
Trade payables	$55,456	$47,554
Real estate development payables	3,360	31,203
Deferred revenue	66,044	53,298
Deferred real estate and other deposits	11,741	42,891
Accrued salaries, wages and deferred compensation	26,350	21,425
Accrued benefits	22,107	23,547
Accrued interest	8,511	13,939
Other accruals	27,790	21,469
Total accounts payable and accrued liabilities	$221,359	$255,326

The composition of other long-term liabilities follows (in thousands):

	July 31,
	2011	2010
Private club deferred initiation fee revenue and deposits	$146,065	$148,184
Unfavorable lease obligation, net	38,729	--
Other long-term liabilities	50,635	48,976
Total other long-term liabilities	$235,429	$197,160

7.	Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2011:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%

The Company had total net investments in equity method affiliates of $6.7 million and $6.2 million as of July 31, 2011 and 2010, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $3.5 million and $3.0 million as of July 31, 2011 and 2010, respectively. During the years ended July 31, 2011, 2010 and 2009, distributions in the amounts of $1.0 million, $3.2 million and $1.7 million, respectively, were received from equity method affiliates.

8.	Variable Interest Entities

The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements. As a group, as of July 31, 2011, the Employee Housing Entities had total assets of $33.6 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.7 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company has issued under its Credit Agreement $53.4 million letters of credit related to Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.6 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2011.

The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels. The Company previously extended a $2.0 million note receivable to one of these entities at the time the entity acquired the hotel property that the Company managed. This entity was formed by unrelated third parties to acquire, own, operate and realize the value in a resort hotel property. This entity was in default on certain debt held by the entity and the third party owners of the entity were unable to reach an agreement to restructure the debt with their creditor, as a result, the creditor foreclosed on the hotel in June 2011. As such, the Company recorded an asset impairment charge of $2.6 million (including accrued interest on the note receivable) in the Consolidated Statements of Operations during the year ended July 31, 2011. The Company had previously concluded that the note receivable along with the management agreement were significant variable interest in the entity that held the hotel.

9.	Fair Value Measurements

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of July 31, 2011

Description	Balance at July 31, 2011	Level 1	Level 2	Level 3
US Treasury	$8,381	$8,381	$--	$--
Certificates of Deposit	$2,490	$--	$2,490	$--

	Fair Value Measurement as of July 31, 2010

Description	Balance at July 31, 2010	Level 1	Level 2	Level 3

Money Market	$399	$399	$--	$--
US Treasury	$8,297	$8,297	$--	$--
Certificates of Deposit	$300	$--	$300	$--

The Company’s cash equivalents include money market funds (Level 1) and certificates of deposit (Level 2) which are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

10.	Redeemable Noncontrolling Interest

On April 23, 2010, the Company entered into a transfer agreement with GSSI LLC (“GSSI”), the noncontrolling interest holder in SSV, to acquire all of GSSI’s remaining 30.7% ownership interest in SSV for a negotiated price of $31.0 million. The purchase of GSSI’s interest in SSV was completed on April 30, 2010, resulting in the Company holding 100% interest in SSV. As a result of this agreement, equity-noncontrolling interest and redeemable noncontrolling interest related to SSV was eliminated. The purchase price in excess of the carrying value of the noncontrolling interest of approximately $2.6 million (net of deferred taxes) was recorded as a reduction in additional paid-in capital. Additionally, GSSI held a management agreement with SSV which was terminated concurrent with the Company’s purchase of GSSI’s interest in SSV.

11.	Income Taxes

As of July 31, 2011, the Company had utilized all available Federal net operating loss (“NOL”) carryforwards. These NOL carryforwards expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code. The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”). However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOL carryforwards to reduce future taxable income. As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and has reduced its federal tax liability in the amount of $19.6 million in subsequent returns. These NOL carryforwards relate to fresh start accounting from the Company’s reorganization in 1992. During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s request for refund and its position to remove the restrictions under Section 382 of the Internal Revenue Code. Consequently, the accompanying financial statements and table of deferred items and components of the tax provision have only recognized benefits related to the NOL carryforwards to the extent of the Section 382 Amount reported in its tax returns prior to its amendments. The Company appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals. In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation. The Company disagreed with the IRS interpretation disallowing the utilization of the NOL’s and in August 2009, the Company filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid. On July 1, 2011, the District Court granted the Company summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The sole issue now before the District Court is the amount of the tax refund to which the Company is entitled. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. The Company is also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein the Company disagrees with the IRS as to the utilization of NOLs. With respect to the case involving the 2006 tax year, a trial date has been set for November 2011, but the Company expects that the case will be stayed pending final resolution of the District Court case, which as described above, now only involves the determination of the tax refund to which the Company is entitled. Similarly, while no trial date has been set, the Company expects that it will stipulate with the IRS that the case involving tax years 2007 and 2008 be stayed until the District Court proceeding is resolved. Since the legal proceeding surrounding the utilization of the NOLs have not been fully resolved, including a determination of the amount of refund and the possibility that the District Court’s ruling may be appealed by the IRS, there remains considerable uncertainty of what portion, if any, of the NOLs will be realized, and as such, the Company has not reflected any of the benefits of the utilization of the restricted NOLs within its financial statements. However, the range of potential reversal of other long-term liabilities and accrued interest and penalties that would be recorded as a benefit to the Company’s income tax provision is between zero and $27.6 million.

The Company has state NOL carryforwards (primarily California) totaling $30.0 million of which approximately $4.9 million was acquired with the acquisition of Northstar-at-Tahoe during the year ended July 31, 2011 and which expire by the year ending July 31, 2031. As of July 31, 2011, the Company has recorded a valuation allowance of $1.6 million, primarily on California NOL carryforwards generated in prior years, as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2011	2010
Deferred income tax liabilities:
Fixed assets	$131,024	$109,921
Intangible assets	34,350	31,825
Real estate and other investments	5,326	--
Total	170,700	141,746
Deferred income tax assets:
Deferred membership revenue	22,668	26,282
Real estate and other investments	2,124	5,041
Deferred compensation and other accrued liabilities	10,093	10,902
Stock-based compensation	13,436	10,366
Unfavorable lease obligation, net	15,754	--
Net operating loss carryforwards other tax credits	2,187	2,041
Other, net	1,985	1,612
Total	68,247	56,244
Valuation allowance for deferred income taxes	(1,588)	(1,588)
Deferred income tax assets, net of valuation allowance	66,659	54,656
Net deferred income tax liability	$104,041	$87,090

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2011	2010
Net current deferred income tax asset	$29,167	$21,406
Net non-current deferred income tax liability	133,208	108,496
Net deferred income tax liability	$104,041	$87,090

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2011	2010	2009
Current:
Federal	$(9,886)	$19,661	$(242)
State	(1,210)	2,788	119
Total current	(11,096)	22,449	(123)
Deferred:
Federal	28,087	(3,989)	27,358
State	4,107	(438)	3,409
Total deferred	32,194	(4,427)	30,767
Provision for income taxes	$21,098	$18,022	$30,644

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States Federal statutory income tax rate to income before income taxes is as follows:

Year Ended July 31,
	2011	2010	2009
At U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	3.1%	2.8%	2.8%
Nondeductible meals or entertainment	0.4%	0.3%	0.2%
Noncontrolling interest	0.1%	(3.5) %	(0.7) %
General business credits	(1.0) %	(1.1) %	(0.8) %
Other	0.4%	-- %	1.2%
	38.0%	33.5%	37.7%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of August 1, 2008	$17,796
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	9,524
Reductions for tax positions of prior years	--
Settlements	--
Balance as of July 31, 2009	$27,320
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	--
Lapse of statute of limitations	(272)
Settlements	--
Balance as of July 31, 2010	$27,048
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	--
Lapse of statute of limitations	(475)
Settlements	--
Balance as of July 31, 2011	$26,573

Any unrecognized tax benefits that become more likely than not of being realized that are recorded in other long-term liabilities would decrease the Company’s effective tax rate. In addition, the Company does not anticipate a significant change to its unrecognized tax benefits during the twelve months ending July 31, 2012, subject to resolution of the legal proceedings associated with the utilization of NOL carryforwards as previously discussed. The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense. As of July 31, 2011 and 2010, accrued interest and penalties, net of tax, is $1.9 million and $2.2 million, respectively. For the years ended July 31, 2011, 2010 and 2009, the Company recognized $(0.2) million, $(0.2) million and $0.5 million of interest expense and penalties, net of tax, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings. As discussed above, the examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards; however, the Company has filed a complaint in Federal court. With the exception of the utilization of NOL carryforwards as discussed above, the Company is no longer subject to U.S. Federal examinations for tax years prior to 2006. With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2006.

12.	Related Party Transactions

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2011, 2010 and 2009 totaled $6.9 million, $7.0 million and $8.0 million, respectively.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE has been the broker for several of the Company’s developments. The Company recorded net real estate commissions expense of approximately $3.4 million, $3.5 million and $9.6 million for payments made to SSF/VARE during the years ended July 31, 2011, 2010 and 2009, respectively. In addition, the Company had recorded approximately $2.4 million of prepaid real estate commissions as of July 31, 2010. SSF/VARE leases space for real estate offices from the Company. The Company recognized approximately $0.4 million, $0.5 million and $0.5 million in revenue related to these leases for the years ended July 31, 2011, 2010 and 2009, respectively.

In December 2008, Robert A. Katz, Chairman of the Board of Directors and Chief Executive Officer of the Company, purchased a unit at The Lodge at Vail Chalets project located near the Vista Bahn at the base of Vail Mountain for a total purchase price of $14.0 million. The sale of the unit by the Company to Mr. Katz was approved by the Board of Directors of the Company in accordance with the Company’s related party transactions policy.

13.	Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million and $1.9 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2011 and 2010 with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees/Indemnifications

As of July 31, 2011, the Company had various other letters of credit in the amount of $59.7 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $4.3 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Commitments

The operations of Northstar-at-Tahoe are conducted on land and with operating assets owned by CNL Lifestyle Properties, Inc., a real-estate investment trust, primarily under operating leases which were assumed by the Company. The leases provide for the payment of a minimum annual base rent with a rate of 10% increasing to 11% over the lease term which is recognized on a straight-line basis over the initial lease term. In addition, the leases provide for the payment of percentage rent based on a rate of 11.5% of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option.

In addition, the Company has executed as lessee other operating leases for the rental of office and commercial space and employee residential units primarily through fiscal 2024. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives.

Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2011, 2010 and 2009, the Company recorded lease expense (including Northstar-at-Tahoe), excluding executory costs, related to these agreements of $30.7 million, $22.1 million and $22.4 million, respectively, which is included in the accompanying Consolidated Statements of Operations.

Future minimum lease payments under the above leases as of July 31, 2011 are as follows (in thousands):

2012	$27,627
2013	25,558
2014	24,355
2015	23,625
2016	21,747
Thereafter	169,518
Total	$292,430

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of July 31, 2011 and 2010, the accrual for loss contingencies was not material individually and in the aggregate.

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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2011	2010	2009
Net revenue:
Lift tickets	$342,514	$289,289	$276,542
Ski school	83,818	70,694	65,336
Dining	68,052	53,322	52,259
Retail/rental	174,339	154,846	147,415
Other	83,468	70,344	73,045

Total Mountain net revenue	752,191	638,495	614,597
Lodging	214,658	195,301	203,606

Resort	966,849	833,796	818,203
Real estate	200,197	61,007	186,150

Total net revenue	$1,167,046	$894,803	$1,004,353
Segment operating expense:
Mountain	$540,366	$456,017	$451,025
Lodging	205,903	192,909	196,847

Resort	746,269	648,926	647,872
Real estate	205,232	71,402	142,070
Total segment operating expense	$951,501	$720,328	$789,942

Gain on sale of real property	$--	$6,087	$--
Mountain equity investment income, net	$1,342	$1,558	$817

Reported EBITDA:
Mountain	$213,167	$184,036	$164,389
Lodging	8,755	2,392	6,759

Resort	221,922	186,428	171,148
Real estate	(5,035)	(4,308)	44,080

Total Reported EBITDA	$216,887	$182,120	$215,228

Real estate held for sale and investment	$273,663	$422,164	$311,485

Reconciliation to net income attributable to Vail Resorts, Inc.:

Total Reported EBITDA	$216,887	$182,120	$215,228
Depreciation and amortization	(117,957)	(110,638)	(107,213)
Loss on disposal of fixed assets, net	(555)	(615)	(1,064)
Asset impairment charge	(2,561)	--	--
Investment income, net	719	445	1,793
Interest expense, net	(33,641)	(17,515)	(27,548)
Loss on extinguishment of debt	(7,372)	--	--
Income before provision for income taxes	55,520	53,797	81,196
Provision for income taxes	(21,098)	(18,022)	(30,644)

Net income	34,422	35,775	50,552
Net loss (income) attributable to noncontrolling interests	67	(5,390)	(1,602)
Net income attributable to Vail Resorts, Inc.	$34,489	$30,385	$48,950

15.	Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2011
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2011	2011	2011	2011	2010
Mountain revenue	$752,191	$41,717	$351,418	$318,277	$40,779
Lodging revenue	214,658	54,388	57,477	51,676	51,117
Real estate revenue	200,197	12,568	13,221	25,147	149,261
Total net revenue	1,167,046	108,673	422,116	395,100	241,157
Income (loss) from operations	94,472	(77,828)	139,495	97,061	(64,256)
Net income (loss)	34,422	(53,935)	76,840	54,577	(43,060)
Net income (loss) attributable to Vail Resorts, Inc.	$34,489	$(53,906)	$76,867	$54,551	$(43,023)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.96	$(1.49)	$2.13	$1.52	$(1.20)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.94	$(1.49)	$2.08	$1.48	$(1.20)

	2010
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2010	2010	2010	2010	2009
Mountain revenue	$638,495	$36,100	$302,213	$260,978	$39,204
Lodging revenue	195,301	51,322	51,880	44,802	47,297
Real estate revenue	61,007	56,768	3,164	870	205
Total net revenue	894,803	144,190	357,257	306,650	86,706
Income (loss) from operations	69,309	(57,841)	118,323	73,541	(64,714)
Net income (loss)	35,775	(42,184)	76,391	45,079	(43,511)
Net income (loss) attributable to Vail Resorts, Inc.	$30,385	$(41,921)	$72,789	$40,690	$(41,173)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.84	$(1.16)	$2.01	$1.12	$(1.14)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.83	$(1.16)	$1.98	$1.11	$(1.14)

In the current year, the Company revised its presentation of reimbursed payroll costs from managed hotel properties from a net presentation to a gross presentation in its Consolidated Statements of Operations (see Note 2, Summary of Significant Accounting Policies). The effect of this change increased Lodging net revenue for the quarters ended April 30, 2011, January 31, 2011, and October 31, 2010, from $49.8 million, $44.7 million and $44.4 million, respectively (as previously reported) to $57.5 million, $51.7 million and $51.1 million, respectively. The effect of this change increased Lodging net revenue for the quarters ended July 31, 2010, April 30, 2010, January 31, 2010, and October 31, 2009, from $44.2 million, $44.9 million, $38.7 million and $41.4 million, respectively (as previously reported) to $51.3 million, $51.9 million, $44.8 million and $47.3 million, respectively.

16.	Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the year ended July 31, 2011, the Company did not repurchased any shares of common stock. Since inception of this stock repurchase plan through July 31, 2011, the Company has repurchased 4,264,804 shares at a cost of approximately $162.8 million. As of July 31, 2011, 1,735,196 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

17.	Stock Compensation Plan

The Company has a share award plan (the “Plan”) which has been approved by the Company’s shareholders. Under the Plan, 7.5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under the Plan. At July 31, 2011, approximately 3.0 million share-based awards were available to be granted under the Plan.

The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2011, 2010 and 2009 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2011	2010	2009
Expected volatility	42.5%	43.3%	37.1-41.0%
Expected dividends	--%	--%	--%
Expected term (average in years)	4.6	4.7	5.4-5.7
Risk-free rate	0.3-4.5%	0.4-4.6%	2.1-4.9%

The Company has estimated forfeiture rates that range from 17.7% to 20.1% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended July 31, 2011. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the Plan as of July 31, 2009, 2010 and 2011, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2008	1,219	$32.83
Granted	1,055	27.88
Exercised	(31)	17.54
Forfeited or expired	(60)	38.97
Outstanding at July 31, 2009	2,183	$30.49
Granted	377	35.86
Exercised	(46)	23.60
Forfeited or expired	(137)	42.30
Outstanding at July 31, 2010	2,377	$30.80
Granted	371	37.40
Exercised	(67)	20.06
Forfeited or expired	(20)	28.59
Outstanding at July 31, 2011	2,661	$32.02	6.6 years	$38,891
Exercisable at July 31, 2011	1,361	$34.12	5.2 years	$18,172

The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2011, 2010 and 2009 was $13.84, $13.70 and $10.34, respectively. The total intrinsic value of options and SARs exercised during the years ended July 31, 2011, 2010 and 2009 was $2.0 million, $0.7 million and $0.3 million, respectively. The Company had 288,000, 241,000 and 315,000 options and SARs that vested during the years ended July 31, 2011, 2010 and 2009, respectively. These awards had a total fair value of $0.7 million, $0.6 million and $1.5 million at the date of vesting for the years ended July 31, 2011, 2010 and 2009, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2011, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2010	1,228	$7.37
Granted	371	13.84
Vested	(288)	14.98
Forfeited	(11)	10.95
Nonvested at July 31, 2011	1,300	$11.17

A summary of the status of the Company’s nonvested restricted share units as of July 31, 2011, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2010	371	$30.07
Granted	201	37.03
Vested	(143)	41.22
Forfeited	(21)	27.86
Nonvested at July 31, 2011	408	$33.47

The Company granted 201,000 restricted share units during the year ended July 31, 2011 with a weighted-average grant-date fair value of $37.03. The Company granted 136,000 restricted share units during the year ended July 31, 2010 with a weighted-average grant-date fair value of $36.11. The Company granted 397,000 restricted share units during the year ended July 31, 2009 with a weighted-average grant-date fair value of $26.83. The Company had 143,000, 135,000 and 137,000 restricted share awards/units that vested during the years ended July 31, 2011, 2010 and 2009, respectively. These awards/units had a total fair value of $5.9 million, $4.9 million and $3.1 million at the date of vesting for the years ended July 31, 2011, 2010 and 2009, respectively.

As of July 31, 2011, there was $13.1 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $8.0 million, $4.4 million and $0.7 million of expense is expected to be recognized in the years ending July 31, 2012, 2013 and 2014, respectively, assuming no future share-based awards are granted.

Cash received from options exercised under all share-based payment arrangements was $1.1 million, $0.5 million and $0.6 million for the years ended July 31, 2011, 2010 and 2009, respectively. The tax benefit realized or to be realized for the tax deductions from options/SARs exercised and restricted stock awards/units vested was $2.5 million, $2.1 million and $1.6 million for the years ended July 31, 2011, 2010 and 2009, respectively.

The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

18.	Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees. Under this Retirement Plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. Prior to January 1, 2009, the Company matched an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date. On January 1, 2009, the Company suspended making matching contributions to the Retirement Plan. On April 1, 2010, the Company partially reinstated its matching contributions to the Retirement Plan and plans to fully reinstate its matching contributions ratably over a three year period. The Company’s matching contribution is entirely discretionary and may be fully reinstated, reduced or eliminated at any time.

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2011, 2010 and 2009 was $1.5 million, $0.4 million and $1.3 million, respectively.

19.	Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.50% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (including VR Acquisition, Inc., BCRP, Inc., Booth Creek Ski Holdings, Inc., Trimont Land Company, Northstar Commercial Properties LLC, and Northstar Group Restaurant Properties LLC (collectively, “Northstar-at-Tahoe”) which were non-guarantor subsidiaries under the 6.75% Notes) (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for, Eagle Park Reservoir Company, Larkspur Restaurant & Bar, LLC, and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.50% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of July 31, 2011 and 2010. Statements of operations and statements of cash flows are presented for the years ended July 31, 2011, 2010 and 2009. In the current year, the Company revised its presentation of reimbursed payroll costs from managed hotel properties from a net presentation to a gross presentation in its Consolidated Statements of Operations (see Note 2, Summary of Significant Accounting Policies). Total revenue and total operating expense in the statements of operations for the years ended July 31, 2010 and 2009 for the Guarantor Subsidiaries presented below have been revised to reflect this presentation .

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

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2011

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$63,365	$6,778	$--	$70,143
Restricted cash	--	11,781	657	--	12,438
Trade receivables, net	--	57,746	783	--	58,529
Inventories, net	--	53,775	232	--	54,007
Other current assets	29,167	21,063	277	--	50,507
Total current assets	29,167	207,730	8,727	--	245,624
Property, plant and equipment, net	--	972,963	48,773	--	1,021,736
Real estate held for sale and investment	--	273,663	--	--	273,663
Goodwill, net	--	268,058	--	--	268,058
Intangible assets, net	--	72,943	18,155	--	91,098
Other assets	8,060	33,296	4,701	--	46,057
Investments in subsidiaries	1,721,269	(3,862)	--	(1,717,407)	--
Advances	(349,144)	356,981	(7,837)	--	--
Total assets	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Current liabilities:
Accounts payable and accrued liabilities	$7,117	$211,565	$2,677	$--	$221,359
Income taxes payable	20,778	--	--	--	20,778
Long-term debt due within one year	--	848	197	--	1,045
Total current liabilities	27,895	212,413	2,874	--	243,182
Long-term debt	390,000	42,532	58,166	--	490,698
Other long-term liabilities	28,526	205,558	1,345	--	235,429
Deferred income taxes	133,208	--	--	--	133,208
Total Vail Resorts, Inc. stockholders’ equity	829,723	1,721,269	(3,862)	(1,717,407)	829,723
Noncontrolling interests	--	--	13,996	--	13,996
Total stockholders’ equity	829,723	1,721,269	10,134	(1,717,407)	843,719
Total liabilities and stockholders’ equity	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2010

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$11,315	$3,430	$--	$14,745
Restricted cash	--	11,443	391	--	11,834
Trade receivables, net	--	53,013	609	--	53,622
Inventories, net	--	48,081	214	--	48,295
Other current assets	21,448	20,570	231	--	42,249
Total current assets	21,448	144,422	4,875	--	170,745
Property, plant and equipment, net	--	990,904	36,486	--	1,027,390
Real estate held for sale and investment	--	422,164	--	--	422,164
Goodwill, net	--	181,085	--	--	181,085
Intangible assets, net	--	71,118	18,155	--	89,273
Other assets	2,515	24,776	4,861	--	32,152
Investments in subsidiaries	1,631,824	(16,258)	--	(1,615,566)	--
Advances	(294,189)	298,798	(4,609)	--	--
Total assets	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Current liabilities:
Accounts payable and accrued liabilities	$12,400	$240,823	$2,103	$--	$255,326
Income taxes payable	32,729	--	--	--	32,729
Long-term debt due within one year	--	1,682	187	--	1,869
Total current liabilities	45,129	242,505	2,290	--	289,924
Long-term debt	390,000	76,479	58,363	--	524,842
Other long-term liabilities	29,203	166,201	1,756	--	197,160
Deferred income taxes	108,496	--	--	--	108,496
Total Vail Resorts, Inc. stockholders’ equity	788,770	1,631,824	(16,258)	(1,615,566)	788,770
Noncontrolling interests	--	--	13,617	--	13,617
Total stockholders’ equity	788,770	1,631,824	(2,641)	(1,615,566)	802,387
Total liabilities and stockholders’ equity	$1,361,598	$2,117,009	$59,768	$(1,615,566)	$1,922,809

Supplemental Condensed Consolidating Statement of Operations

For the year ended July 31, 2011

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$--	$1,166,706	$12,212	$(11,872)	$1,167,046
Total operating expense	522	1,070,054	13,718	(11,720)	1,072,574
(Loss) income from operations	(522)	96,652	(1,506)	(152)	94,472
Other (expense) income, net	(34,244)	(4,908)	(1,294)	152	(40,294)
Equity investment income, net	--	1,342	--	--	1,342
(Loss) income before benefit (provision) for income taxes	(34,766)	93,086	(2,800)	--	55,520
Benefit (provision) for income taxes	14,235	(35,333)	--	--	(21,098)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(20,531)	57,753	(2,800)	--	34,422
Equity in income (loss) of consolidated subsidiaries	55,020	(2,733)	--	(52,287)	--
Net income (loss)	34,489	55,020	(2,800)	(52,287)	34,422
Net loss attributable to noncontrolling interests	--	--	67	--	67
Net income (loss) attributable to Vail Resorts, Inc.	$34,489	$55,020	$(2,733)	$(52,287)	$34,489

Supplemental Condensed Consolidating Statement of Operations

For the year ended July 31, 2010

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$--	$894,409	$11,041	$(10,647)	$894,803
Total operating expense	792	821,318	13,879	(10,495)	825,494
(Loss) income from operations	(792)	73,091	(2,838)	(152)	69,309
Other (expense) income, net	(27,034)	10,885	(1,073)	152	(17,070)
Equity investment income, net	--	1,558	--	--	1,558
(Loss) income before benefit (provision) for income taxes	(27,826)	85,534	(3,911)	--	53,797
Benefit (provision) for income taxes	9,457	(27,479)	--	--	(18,022)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(18,369)	58,055	(3,911)	--	35,775
Equity in income (loss) of consolidated subsidiaries	48,754	(3,580)	--	(45,174)	--
Net income (loss)	30,385	54,475	(3,911)	(45,174)	35,775
Net (income) loss attributable to noncontrolling interests	--	(5,721)	331	--	(5,390)
Net income (loss) attributable to Vail Resorts, Inc.	$30,385	$48,754	$(3,580)	$(45,174)	$30,385

Supplemental Condensed Consolidating Statement of Operations

For the year ended July 31, 2009

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$--	$1,003,079	$10,602	$(9,328)	$1,004,353
Total operating expense	498	895,941	10,956	(9,176)	898,219
(Loss) income from operations	(498)	107,138	(354)	(152)	106,134
Other (expense) income, net	(27,035)	3,663	(2,535)	152	(25,755)
Equity investment income, net	--	817	--	--	817
(Loss) income before benefit (provision) for income taxes	(27,533)	111,618	(2,889)	--	81,196
Benefit (provision) for income taxes	10,600	(41,244)	--	--	(30,644)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(16,933)	70,374	(2,889)	--	50,552
Equity in income (loss) of consolidated subsidiaries	65,883	(3,364)	--	(62,519)	--
Net income (loss)	48,950	67,010	(2,889)	(62,519)	50,552
Net income attributable to noncontrolling interests	--	(1,127)	(475)	--	(1,602)
Net income (loss) attributable to Vail Resorts, Inc.	$48,950	$65,883	$(3,364)	$(62,519)	$48,950

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended July 31, 2011

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(2,659)	$268,602	$1,344	$267,287

Cash flows from investing activities:
Capital expenditures	--	(95,568)	(72)	(95,640)
Acquisition of businesses	--	(62,344)	--	(62,344)
Other investing activities, net	--	(204)	--	(204)
Net cash used in investing activities	--	(158,116)	(72)	(158,188)

Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	--	189,000	--	189,000
Payments of other long-term debt	--	(226,674)	(187)	(226,861)
Proceeds from borrowings under the 6.50% notes	390,000	--	--	390,000
Payment of tender of 6.75% notes	(390,000)	--	--	(390,000)
Payment of financing costs	(9,331)	(3,069)	--	(12,400)
Dividends paid	(5,411)	--	--	(5,411)
Other financing activities, net	1,319	(1,055)	1,707	1,971
Advances	16,082	(16,638)	556	--
Net cash provided by (used in) financing activities	2,659	(58,436)	2,076	(53,701)

Net increase in cash and cash equivalents	--	52,050	3,348	55,398
Cash and cash equivalents
Beginning of period	--	11,315	3,430	14,745
End of period	$--	$63,365	$6,778	$70,143

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended July 31, 2010

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$4,428	$31,943	$(421)	$35,950

Cash flows from investing activities:
Capital expenditures	--	(67,544)	(1,413)	(68,957)
Acquisition of business	2,193	(18,063)	--	(15,870)
Cash received from sale of real property	--	8,920	--	8,920
Other investing activities, net	--	(145)	(7,500)	(7,645)
Net cash provided by (used in) investing activities	2,193	(76,832)	(8,913)	(83,552)

Cash flows from financing activities:
Acquisition of noncontrolling interest	--	(31,000)	--	(31,000)
Repurchase of common stock	(14,999)	--	--	(14,999)
Proceeds from borrowings under other long-term debt	--	140,962	--	140,962
Payments of other long-term debt	--	(106,132)	(177)	(106,309)
Other financing activities, net	1,109	(7,042)	10,328	4,395
Advances	7,269	(7,269)	--	--
Net cash (used in) provided by financing activities	(6,621)	(10,481)	10,151	(6,951)

Net (decrease) increase in cash and cash equivalents	--	(55,370)	817	(54,553)
Cash and cash equivalents
Beginning of period	--	66,685	2,613	69,298
End of period	$--	$11,315	$3,430	$14,745

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended July 31, 2009

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in ) provided by operating activities	$(11,385)	$148,703	$(3,042)	$134,276

Cash flows from investing activities:
Capital expenditures	--	(106,145)	(346)	(106,491)
Acquisition of business	--	(38,170)	--	(38,170)
Other investing activities, net	--	36	--	36
Net cash used in investing activities	--	(144,279)	(346)	(144,625)

Cash flows from financing activities:
Repurchase of common stock	(22,367)	--	--	(22,367)
Proceeds from borrowings under non-recourse real estate financings	--	9,013	--	9,013
Payments of Non-Recourse Real Estate Financings	--	(58,407)	--	(58,407)
Proceeds from borrowings under other long-term debt	--	67,280	--	67,280
Payments of other long-term debt	--	(82,464)	(168)	(82,632)
Other financing activities, net	742	2,582	1,091	4,415
Advances	33,010	(33,010)	--	--
Net cash provided by (used in) financing activities	11,385	(95,006)	923	(82,698)

Net decrease in cash and cash equivalents	--	(90,582)	(2,465)	(93,047)
Cash and cash equivalents
Beginning of period	--	157,267	5,078	162,345
End of period	$--	$66,685	$2,613	$69,298

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

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.”

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Code of Ethics and Business Conduct. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics and business conduct is posted in the corporate governance section of the Company’s website at www.vailresorts.com. The Company will post any waiver to the code of ethics and business conduct granted to any of its officers on its website.

The additional information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Posted Exhibit Number	Description	Sequentially Numbered Page

3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005.)

3.2	Amended and Restated ByLaws. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on June 10, 2011.)

Posted Exhibit Number	Description	Sequentially Numbered Page

4.1(a)	Indenture, dated as of January 29, 2004, among Vail Resorts, Inc., the guarantors therein and the Bank of New York as Trustee (Including Exhibit A, Form of Global Note). (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on February 2, 2004.)

4.1(b)	Supplemental Indenture, dated as of March 10, 2006 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 10.34 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

4.1(c)	Form of Global Note. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed February 2, 2004.)

4.1(d)	Supplemental Indenture, dated as of April 26, 2007 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

4.1(e)	Supplemental Indenture, dated as of July 11, 2008 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

4.1(f)	Supplemental Indenture, dated as of January 29, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2009.)

4.1(g)	Supplemental Indenture, dated as of August 24, 2009 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(g) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

4.1(h)	Supplemental Indenture, dated as of May 26, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(h) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2010.)

4.1(i)	Supplemental Indenture, dated as of July 15, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(i) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2010.)

4.1(j)	Supplemental Indenture, dated as of November 15, 2010 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1(j) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2010.)

Posted Exhibit Number	Description	Sequentially Numbered Page

4.1(k)	Supplemental Indenture, dated as of April 22, 2011 to Indenture dated as of January 29, 2004 among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 on Form 8-K of Vail Resorts, Inc. filed on April 26, 2011.)

4.2	Indenture, dated April 25, 2011, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on April 26, 2011.)

10.1	Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002. (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002.)

10.2(a)	Forest Service Unified Permit for Keystone ski area, dated December 30, 1996. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.2(b)	Amendment No. 2 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.2(c)	Amendment No. 3 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.2(d)	Amendment No. 4 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.2(e)	Amendment No. 5 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.3(a)	Forest Service Unified Permit for Breckenridge ski area, dated December 30, 1996. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.3(b)	Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.3(c)	Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.3(d)	Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.3(e)	Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

Posted Exhibit Number	Description	Sequentially Numbered Page

10.3(f)	Amendment No. 5 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.4(b)	Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.4(c)	Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.4(d)	Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.4(e)	Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.4(f)	Amendment No. 3 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

10.5(a)	Forest Service Unified Permit for Vail ski area, dated November 23, 1993. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.5(b)	Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.5(c)	Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002.)

10.5(d)	Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.5(e)	Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.6(a)	Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005. (Incorporated by reference to Exhibit 10.18(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005.)

10.6(b)	First Amendment to Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 10, 2005. (Incorporated by reference to Exhibit 10.18(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005.)

Posted Exhibit Number	Description	Sequentially Numbered Page

10.7(a)	Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a “Vail Associates, Inc.”) and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.7(b)	Trust Indenture, dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998.)

10.8(a)	Fourth Amended and Restated Credit Agreement, dated as of January 28, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as Co-Documentation Agents the Lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.8(a) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

10.8(b)	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2005 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.16(b) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005.)

10.8(c)	Second Amendment to Fourth Amended and Restated Credit Agreement among The Vail Corporation, the Required Lenders and Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.8(d)	Limited Waiver, Release, and Third Amendment to Fourth Amended and Restated Credit Agreement, dated March 13, 2007. (Incorporated by reference to Exhibit 10.8(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

10.8(e)	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated April 30, 2008, among The Vail Corporation (d/b/a Vail Associates, Inc.) as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2008.)

10.8(f)	Consent, Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 25, 2010, among The Vail Corporation (d/b/a Vail Associates, Inc.) as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2010.)

10.9(a)	Construction Loan Agreement, dated January 31, 2006 among Arrabelle at Vail Square, LLC, U.S. Bank National Association and Wells Fargo Bank, N.A.. (Incorporated by reference to Exhibit 10.33(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.9(b)	Completion Guaranty Agreement by and between The Vail Resorts Corporation and U.S. Bank National Association, dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

Posted Exhibit Number	Description	Sequentially Numbered Page

10.9(c)	Completion Guaranty Agreement by and between Vail Resorts, Inc. and U.S. Bank National Association dated January 31, 2006. (Incorporated by reference to Exhibit 10.33(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006.)

10.10(a)**	Construction Loan Agreement, dated March 19, 2007 among The Chalets at The Lodge at Vail, LLC, and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(b)	Completion Guaranty Agreement by and between The Vail Corporation and Wells Fargo Bank, N.A., dated March 19, 2007. (Incorporated by reference to Exhibit 10.4 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(c)	Completion Guaranty Agreement by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A., dated March 19, 2007. (Incorporated by reference to Exhibit 10.5 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(d)	Development Agreement Guaranty by and between The Vail Corporation and Wells Fargo Bank, N.A., dated March 19, 2007. (Incorporated by reference to Exhibit 10.6 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.10(e)	Development Agreement Guaranty by and between Vail Resorts, Inc. and Wells Fargo Bank, N.A., dated March 19, 2007. (Incorporated by reference to Exhibit 10.7 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2007.)

10.11	Amended and Restated Revolving Credit and Security Agreement between SSI Venture, LLC and U.S. Bank National Association, dated September 23, 2005. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on September 29, 2005.)

10.12*	Vail Resorts, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.A of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997, File No. 333-38321.)

10.13*	Vail Resorts, Inc. 1996 Long Term Incentive and Share Award Plan (Incorporated by reference to the Exhibit 4.B of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997, File No. 333-38321.)

10.14*	Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 4.1 of the registration statement on Form S-8 of Vail Resorts, Inc., dated September 7, 2007, File No. 333-145934.)

10.15*	Vail Resorts, Inc. Amended and Restated 2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 99.1 on Form 8-K of Vail Resorts, Inc. filed on December 10, 2009.)

10.16*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)

10.17*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

Posted Exhibit Number	Description	Sequentially Numbered Page

10.18*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

10.19*	Stock Option Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006.)

10.20*	Summary of Vail Resorts, Inc. Director Compensation, effective March 10, 2009. (Incorporated by reference to Exhibit 10.20 on Form 10-K of Vail Resorts, Inc. filed on September 24, 2009.)

10.21*	Vail Resorts Deferred Compensation Plan, effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000.)

10.22	Vail Resorts Deferred Compensation Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009.)

10.23*	Vail Resorts, Inc. Executive Perquisite Fund Program. (Incorporated by reference to Exhibit 10.27 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007.)

10.24*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.7 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.25*	Agreement, dated January 7, 2008, by and among Vail Associates, Inc., William A. Jensen and Intrawest ULC. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2008.)

10.26*	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.27(a)*	Executive Employment Agreement made and entered into October 15, 2008 by and between Jeffrey W. Jones and Vail Resorts, Inc. (Incorporated by reference to Exhibit 10.2 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.27(b)*	Restated First Amendment to Amended and Restated Employment Agreement, dated September 18, 2008, by and between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.28(b) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

10.28*	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Keith Fernandez. (Incorporated by reference to Exhibit 10.3 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

Posted Exhibit Number	Description	Sequentially Numbered Page

10.29*	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and John McD. Garnsey. (Incorporated by reference to Exhibit 10.4 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.30(a)*	Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Blaise Carrig. (Incorporated by reference to Exhibit 10.5 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.30(b)*	Addendum to the Employment Agreement, dated September 1, 2002, between Blaise Carrig and Heavenly Valley, Limited Partnership. (Incorporated by reference to Exhibit 10.31(b) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008.)

10.31	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008.)

10.32(a)	Fifth Amended and Restated Credit Agreement dated as of January 25, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on January 28, 2011.)

10.32(b)	First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 13, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 18, 2011.)

10.33	Registration Rights Agreement, dated April 25, 2011, by and among Vail Resorts, Inc., the Guarantors named therein and the initial purchasers listed therein. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 26, 2011.)

21	Subsidiaries of Vail Resorts, Inc.	63

23	Consent of Independent Registered Public Accounting Firm.	71

24	Power of Attorney. Included on signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	72

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	73

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	74

Posted Exhibit Number	Description	Sequentially Numbered Page

101***	The following information from the Company’s Year End Report on Form 10-K for the year ended July 31, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2011 and July 31, 2010; (ii) Consolidated Statements of Operations as of July 31, 2011, July 31, 2010 and July 31, 2009; (iii) Consolidated Statements of Stockholders’ Equity as of July 31, 2011, July 31, 2010 and July 31, 2009 (iv) Consolidated Statements of Cash Flows as of July 31, 2011, July 31, 2010 and July 31, 2009; and (v) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.

**Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

***Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

b)	Exhibits
The	exhibits filed herewith as indicated in the exhibit list above may be found following the Signatures section of this report.

c)	Financial Statement Schedules

Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

(in thousands)

For the Years Ended July 31,

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2009
Inventory Reserves	$1,211	$2,496	$(2,252)	$1,455
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	1,666	2,109	(1,898)	1,877

2010
Inventory Reserves	1,455	2,310	(2,313)	1,452
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	$1,877	$1,328	$(946)	$2,259

2011
Inventory Reserves	1,452	2,389	(2,289)	1,552
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	$2,259	$2,246	$(1,082)	$3,423

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2011	Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Co-President and Chief Financial Officer (Principal Financial Officer)

Date: September 22, 2011	Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 22, 2011.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Jeffrey W. Jones	Co-President, Chief Financial Officer and Director
Jeffrey W. Jones	(Principal Financial Officer)

/s/ Roland A. Hernandez
Roland A. Hernandez	Director

/s/ Thomas D. Hyde
Thomas D. Hyde	Director

/s/ Richard D. Kincaid
Richard D. Kincaid	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ John F. Sorte
John F. Sorte	Director