Form 10-Q
period 2011-10-31
VAIL RESORTS INC
filed 2011-12-07
CIK 812011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of December 1, 2011, 36,002,268 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2011, July 31, 2011 and October 31, 2010	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2011 and 2010	F-3
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2011 and 2010	F-4
Notes to Consolidated Condensed Financial Statements	F-5

Vail Resorts, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	October 31, 2011 (Unaudited)	July 31, 2011	October 31, 2010 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,738	$70,143	$19,578
Restricted cash	13,615	12,438	12,912
Trade receivables, net	29,627	58,529	35,120
Inventories, net	75,789	54,007	64,230
Other current assets	57,822	50,507	45,782

Total current assets	221,591	245,624	177,622
Property, plant and equipment, net (Note 6)	1,050,026	1,021,736	1,046,544
Real estate held for sale and investment	263,130	273,663	296,981
Goodwill, net	268,058	268,058	271,732
Intangible assets, net	91,360	91,098	89,433
Other assets	46,183	46,057	36,478

Total assets	$1,940,348	$1,946,236	$1,918,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$316,592	$221,359	$303,794
Income taxes payable	19,568	20,778	32,424
Long-term debt due within one year (Note 4)	1,063	1,045	1,958

Total current liabilities	337,223	243,182	338,176
Long-term debt (Note 4)	490,377	490,698	513,007
Other long-term liabilities (Note 6)	236,275	235,429	239,068
Deferred income taxes	99,118	133,208	66,204
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,468,268 (unaudited), 40,334,973 and 40,241,791 (unaudited) shares issued, respectively	405	403	402
Additional paid-in capital	578,403	575,689	566,209
Retained earnings	355,318	416,458	344,357
Treasury stock, at cost; 4,468,181 (unaudited), 4,264,804 and 4,264,804 (unaudited) shares, respectively (Note 11)	(170,696)	(162,827)	(162,827)

Total Vail Resorts, Inc. stockholders’ equity	763,430	829,723	748,141
Noncontrolling interests	13,925	13,996	14,194

Total stockholders’ equity (Note 2)	777,355	843,719	762,335

Total liabilities and stockholders’ equity	$1,940,348	$1,946,236	$1,918,790

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	October 31,
	2011	2010
Net revenue:
Mountain	$49,670	$40,779
Lodging	53,594	51,117
Real estate	13,109	149,261

Total net revenue	116,373	241,157
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	98,555	83,136
Lodging	55,301	49,574
Real estate	17,847	145,063

Total segment operating expense	171,703	277,773
Other operating (expense) income:
Depreciation and amortization	(28,930)	(27,732)
(Loss) gain on disposal of fixed assets, net	(114)	92

Loss from operations	(84,374)	(64,256)
Mountain equity investment income, net	430	780
Investment income	64	238
Interest expense, net	(8,241)	(7,936)

Loss before benefit from income taxes	(92,121)	(71,174)
Benefit from income taxes	36,387	28,114

Net loss	(55,734)	(43,060)
Net loss attributable to noncontrolling interests	25	37

Net loss attributable to Vail Resorts, Inc.	$(55,709)	$(43,023)

Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(1.54)	$(1.20)

Diluted net loss per share attributable to Vail Resorts, Inc.	$(1.54)	$(1.20)

Cash dividends declared per share	$0.15	$—

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(55,734)	$(43,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,930	27,732
Cost of real estate sales	10,288	133,843
Stock-based compensation expense	4,032	3,290
Deferred income taxes, net	(36,386)	(28,114)
Other non-cash income, net	(2,404)	(2,703)
Changes in assets and liabilities:
Restricted cash	(1,177)	(898)
Trade receivables, net	29,991	22,318
Inventories, net	(21,782)	(14,117)
Investments in real estate	(1,094)	(10,204)
Accounts payable and accrued liabilities	87,453	50,779
Deferred real estate deposits	(308)	(18,816)
Other assets and liabilities, net	(3,474)	(1,877)

Net cash provided by operating activities	38,335	118,173
Cash flows from investing activities:
Capital expenditures	(51,003)	(36,901)
Acquisition of business	342	(60,528)
Other investing activities, net	(478)	74

Net cash used in investing activities	(51,139)	(97,355)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	100,000
Payments of long-term debt	(303)	(116,698)
Repurchases of common stock	(7,869)	—
Dividends paid	(5,429)	—
Other financing activities, net	1,000	713

Net cash used in financing activities	(12,601)	(15,985)

Net (decrease) increase in cash and cash equivalents	(25,405)	4,833
Cash and cash equivalents:
Beginning of period	70,143	14,745

End of period	$44,738	$19,578

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2011 was derived from audited financial statements.

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

Revision of Payroll Cost Reimbursement from Managed Hotel Properties— Revenue from reimbursement of payroll costs relates to payroll costs of managed hotel properties where the Company is the employer. The reimbursements are based upon the costs incurred with no added margin; therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income (loss) or net income (loss). The Company previously reported prior to its fiscal year ended July 31, 2011, payroll cost reimbursement from managed hotel properties net of reimbursed payroll costs; however, as the Company is the employer at certain managed hotel properties, and thus the primary obligor, these amounts should be reported gross within the Lodging segment. The Company determined that the impact of these revisions was not material to the Consolidated Statements of Operations for all applicable prior interim and annual periods. For the three months ended October 31, 2011, revenue and expenses relating to reimbursed payroll costs were $7.7 million. For the three months ended October 31, 2010, the Company revised its presentation of these reimbursed payroll costs from a net presentation to a gross presentation in its Consolidated Condensed Statements of Operations to conform to its current fiscal quarter presentation. The effect of this change increased Lodging net revenue for the three months ended October 31, 2010 from $44.4 million (as previously reported in the prior year’s Form 10-Q) to $51.1 million, with a corresponding increase in the Lodging operating expense for the three months ended October 31, 2010 from $42.8 million (as previously reported in the prior year’s Form 10-Q) to $49.6 million. Additionally, previously reported quarterly financial data for the three months ended October 31, 2010 as presented in Note 10, Segment Information and Note 12, Guarantor Subsidiaries and Non-Guarantor Subsidiaries have been revised to reflect these revisions.

Noncontrolling Interests in Consolidated Financial Statements— Net loss attributable to noncontrolling interests along with net loss attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the three months ended October 31,
	2011			2010
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$829,723	$13,996	$843,719	$788,770	$13,617	$802,387
Net loss	(55,709)	(25)	(55,734)	(43,023)	(37)	(43,060)
Stock-based compensation expense	4,032	—	4,032	3,290	—	3,290
Issuance of shares under share award plans, net of shares withheld for taxes	(2,245)	—	(2,245)	(788)	—	(788)
Tax benefit (expense) from share award plans	927	—	927	(108)	—	(108)
Cash dividends paid on common stock	(5,429)	—	(5,429)	—	—	—
Repurchases of common stock	(7,869)	—	(7,869)	—	—	—
(Distributions) contributions to/from noncontrolling interests, net	—	(46)	(46)	—	614	614

Balance, end of period	$763,430	$13,925	$777,355	$748,141	$14,194	$762,335

Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) is based on quoted market prices. The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of October 31, 2011 are presented below (in thousands):

	October 31, 2011
	Carrying	Fair
	Value	Value
6.50% Notes	$390,000	$393,900
Industrial Development Bonds	$41,200	$46,421
Other long-term debt	$7,665	$8,049

3.	Net Loss Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended October 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(55,709)	$(55,709)	$(43,023)	$(43,023)
Weighted-average shares outstanding	36,066	36,066	35,938	35,938
Effect of dilutive securities	—	—	—	—

Total shares	36,066	36,066	35,938	35,938

Net loss per share attributable to Vail Resorts	$(1.54)	$(1.54)	$(1.20)	$(1.20)

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.5 million and 1.4 million for the three months ended October 31, 2011 and 2010, respectively.

On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate estimated to be $0.60 per share, subject to quarterly declaration. During the three months ended October 31, 2011, the Company paid cash dividends of $0.15 per share ($5.4 million in the aggregate). On December 2, 2011 the Company’s Board of Directors approved a quarterly cash dividend of $0.15 per share payable on January 6, 2012 to stockholders of record as of December 22, 2011.

4.	Long-Term Debt

Long-term debt as of October 31, 2011, July 31, 2011 and October 31, 2010 is summarized as follows (in thousands):

	Maturity (a)	October 31, 2011	July 31, 2011	October 31, 2010
Credit Facility Revolver	2016	$—	$—	$20,000
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes (c)	2019	390,000	390,000	—
6.75% Notes	—	—	—	390,000
Other	2012-2029	7,665	7,968	11,190

Total debt		491,440	491,743	514,965
Less: Current maturities (b)		1,063	1,045	1,958

Long-term debt		$490,377	$490,698	$513,007

(a)	Maturities are based on the Company’s July 31 fiscal year end.
(b)	Current maturities represent principal payments due in the next 12 months.
(c)	On April 25, 2011, the Company completed an offering for $390.0 million of 6.50% Notes. Pursuant to the registration rights agreement executed as part of the offering of the 6.50% Notes, the Company agreed to file an exchange offer registered under the Securities Act of 1933 on or prior to 210 days after the closing of the offering, with such registration statement being declared effective on or prior to 270 days after the closing of the offering, and to exchange the notes for a new issue of substantially identical debt securities and guarantees. The registration statement was declared effective on November 16, 2011, and on November 17, 2011, the Company commenced its offer to exchange up to $390.0 million principal amount of newly issued 6.50% notes, registered under the Securities Act of 1933, for a like principal amount of its outstanding privately priced 6.50% Notes.

Aggregate maturities for debt outstanding as of October 31, 2011 reflected by fiscal year are as follows (in thousands):

2012	$855
2013	836
2014	509
2015	533
2016	244
Thereafter	488,463

Total debt	$491,440

The Company incurred gross interest expense of $8.4 million and $8.5 million for the three months ended October 31, 2011 and 2010, respectively, of which $0.5 million and $0.4 million, respectively was amortization of deferred financing costs. The Company capitalized $0.1 million and $0.5 million of interest during the three months ended October 31, 2011 and 2010, respectively.

5.	Acquisition

On October 25, 2010, the Company acquired for cash 100% of the capital stock of BCRP Inc. and the interest of Northstar Group Commercial Properties (together, with their subsidiaries “Northstar-at-Tahoe”) that operate the Northstar-at-Tahoe mountain resort in North Lake Tahoe, California from Booth Creek Resort Properties LLC and other sellers for a total consideration of $60.2 million, net of cash acquired. Northstar-at-Tahoe is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. Additionally, Northstar-at-Tahoe operates a base area village at the resort, including the subleasing of commercial retail space and condominium property management.

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands).

Acquisition Date Fair Value
Accounts receivable, net	$2,499
Inventory, net	1,894
Other assets	1,422
Property, plant and equipment	9,612
Deferred income tax assets, net	15,087
Intangible Assets	2,470
Goodwill	85,446

Total identifiable assets acquired	$118,430
Accounts payable and accrued liabilities	$6,671
Deferred revenue	5,281
Capital lease obligations	2,892
Unfavorable lease obligations, net	43,400

Total liabilities assumed	$58,244
Total purchase price	$60,186

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

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Northstar-at-Tahoe was completed on August 1, 2010. The following unaudited pro forma financial information includes adjustments for (i) depreciation and interest expense for capital leases on acquired property, plant and equipment and amortization of intangible assets recorded at the date of acquisition; (ii) straight-line expense recognition of minimum future lease payments from the date of acquisition, including the amortization of the net unfavorable lease obligations; and (iii) acquisition related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on August 1, 2010 (in thousands, except per share amounts).

Three Months Ended October 31, 2010

Pro forma net revenue	$245,570
Pro forma net loss attributable to Vail Resorts, Inc.	$(44,891)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(1.25)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(1.25)

6.	Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	October 31, 2011	July 31, 2011	October 31, 2010

Land and land improvements	$271,777	$271,742	$270,556
Buildings and building improvements	802,431	801,582	775,687
Machinery and equipment	540,492	539,983	516,932
Furniture and fixtures	216,608	215,862	199,016
Software	66,577	64,408	58,230
Vehicles	41,111	40,627	40,547
Construction in progress	83,808	34,638	57,065

Gross property, plant and equipment	2,022,804	1,968,842	1,918,033
Accumulated depreciation	(972,778)	(947,106)	(871,489)

Property, plant and equipment, net	$1,050,026	$1,021,736	$1,046,544

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2011	July 31, 2011	October 31, 2010

Trade payables	$93,922	$55,456	$78,404
Real estate development payables	2,885	3,360	22,315
Deferred revenue	123,364	66,044	103,403
Deferred real estate and other deposits	9,163	11,741	21,682
Accrued salaries, wages and deferred compensation	18,365	26,350	17,349
Accrued benefits	21,525	22,107	23,836
Accrued interest	13,933	8,511	6,338
Other accruals	33,435	27,790	30,467

Total accounts payable and accrued liabilities	$316,592	$221,359	$303,794

The composition of other long-term liabilities follows (in thousands):

	October 31, 2011	July 31, 2011	October 31, 2010

Private club deferred initiation fee revenue and deposits	$145,992	$146,065	$146,755
Unfavorable lease obligation, net	38,061	38,729	40,588
Other long-term liabilities	52,222	50,635	51,725

Total other long-term liabilities	$236,275	$235,429	$239,068

7.	Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of October 31, 2011, the Employee Housing Entities had total assets of $33.2 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.2 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.5 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2011.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of October 31, 2011
Description	Balance at October 31, 2011	Level 1	Level 2	Level 3

US Treasury	$8,385	$8,385	$—	$—
Certificates of Deposit	$2,807	$—	$2,807	$—

	Fair Value Measurement as of July 31, 2011
Description	Balance at July 31, 2011	Level 1	Level 2	Level 3
US Treasury	$8,381	$8,381	$—	$—
Certificates of Deposit	$2,490	$—	$2,490	$—

	Fair Value Measurement as of October 31, 2010
Description	Balance at October 31, 2010	Level 1	Level 2	Level 3
Money Market	$399	$399	$—	$—
US Treasury	$8,297	$8,297	$—	$—
Certificates of Deposit	$300	$—	$300	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.	Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2011, July 31, 2011 and October 31, 2010, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees/Indemnifications

As of October 31, 2011, the Company had various other letters of credit in the amount of $59.5 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $4.3 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of October 31, 2011, July 31, 2011 and October 31, 2010, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended
	October 31,
	2011	2010
Net revenue:
Lift tickets	$—	$—
Ski school	—	—
Dining	5,647	4,106
Retail/rental	26,964	22,053
Other	17,059	14,620

Total Mountain net revenue	49,670	40,779
Lodging	53,594	51,117

Total Resort net revenue	103,264	91,896
Real Estate	13,109	149,261

Total net revenue	$116,373	$241,157

Operating expense:
Mountain	$98,555	$83,136
Lodging	55,301	49,574

Total Resort operating expense	153,856	132,710
Real estate	17,847	145,063

Total segment operating expense	$171,703	$277,773

Mountain equity investment income, net	$430	$780
Reported EBITDA:
Mountain	$(48,455)	$(41,577)
Lodging	(1,707)	1,543

Resort	(50,162)	(40,034)
Real Estate	(4,738)	4,198

Total Reported EBITDA	$(54,900)	$(35,836)

Real estate held for sale and investment	$263,130	$296,981
Reconciliation to net loss attributable to Vail Resorts, Inc:

Total Reported EBITDA	$(54,900)	$(35,836)
Depreciation and amortization	(28,930)	(27,732)
(Loss) gain on disposal of fixed assets, net	(114)	92
Investment income	64	238
Interest expense, net	(8,241)	(7,936)

Loss before benefit from income taxes	(92,121)	(71,174)
Benefit from income taxes	36,387	28,114

Net loss	$(55,734)	$(43,060)
Net loss attributable to noncontrolling interests	25	37

Net loss attributable to Vail Resorts, Inc.	$(55,709)	$(43,023)

11.	Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the three months ended October 31, 2011, the Company repurchased 203,377 shares of common stock at a cost of approximately $7.9 million. Since inception of its stock repurchase plan through October 31, 2011, the Company has repurchased 4,468,181 shares at a cost of approximately $170.7 million. As of October 31, 2011, 1,531,819 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.

12.	Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.50% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (including VR Acquisition, Inc., BCRP, Inc., Booth Creek Ski Holdings, Inc., Trimont Land Company, Northstar Commercial Properties, and Northstar Group Restaurant Properties LLC (collectively, “Northstar-at-Tahoe”) which were non-guarantor subsidiaries under the 6.75% Notes) (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for, Eagle Park Reservoir Company, Larkspur Restaurant & Bar, LLC, Black Diamond Insurance, Inc. and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.50% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of October 31, 2011, July 31, 2011, and October 31, 2010. Statements of operations and statements of cash flows are presented for the three months ended October 31, 2011 and 2010. In addition, as noted above, Northstar-at-Tahoe subsidiaries are Guarantor Subsidiaries under the 6.50% Notes, which under the 6.75% Notes these subsidiaries were Non-Guarantor Subsidiaries. As such, reclassifications for Northstar-at-Tahoe subsidiaries have been made to the financial information as of and for the three months ended October 31, 2010 to confirm to the current year presentation. For the three months ended October 31, 2011, the Company revised its presentation of reimbursed payroll costs from managed hotel properties from a net presentation to a gross presentation in its Consolidated Condensed Statements of Operations (see Note 2, Summary of Significant Accounting Policies). Total revenue and total operating expense in the statement of operations for the three months ended October 31, 2010 for the Guarantor Subsidiaries presented below have been revised to reflect this presentation.

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

Supplemental Condensed Consolidating Balance Sheet

As of October 31, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$38,060	$6,678	$—	$44,738
Restricted cash	—	12,881	734	—	13,615
Trade receivables, net	—	28,664	963	—	29,627
Inventories, net	—	75,569	220	—	75,789
Other current assets	30,700	26,744	378	—	57,822

Total current assets	30,700	181,918	8,973	—	221,591
Property, plant and equipment, net	—	1,001,793	48,233	—	1,050,026
Real estate held for sale and investment	—	263,130	—	—	263,130
Goodwill, net	—	268,058	—	—	268,058
Intangible assets, net	—	73,205	18,155	—	91,360
Other assets	7,876	33,739	4,568	—	46,183
Investments in subsidiaries	1,633,628	(4,696)	—	(1,628,932)	—
Advances	(358,390)	365,244	(6,854)	—	—

Total assets	$1,313,814	$2,182,391	$73,075	$(1,628,932)	$1,940,348

Current liabilities:
Accounts payable and accrued liabilities	$13,594	$298,661	$4,337	$—	$316,592
Income taxes payable	19,568	—	—	—	19,568
Long-term debt due within one year	—	855	208	—	1,063

Total current liabilities	33,162	299,516	4,545	—	337,223
Long-term debt	390,000	42,419	57,958	—	490,377
Other long-term liabilities	28,104	206,828	1,343	—	236,275
Deferred income taxes	99,118	—	—	—	99,118
Total Vail Resorts, Inc. stockholders’ equity (deficit)	763,430	1,633,628	(4,696)	(1,628,932)	763,430
Noncontrolling interests	—	—	13,925	—	13,925

Total stockholders’ equity	763,430	1,633,628	9,229	(1,628,932)	777,355

Total liabilities and stockholders’ equity	$1,313,814	$2,182,391	$73,075	$(1,628,932)	$1,940,348

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2011

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$63,365	$6,778	$—	$70,143
Restricted cash	—	11,781	657	—	12,438
Trade receivables, net	—	57,746	783	—	58,529
Inventories, net	—	53,775	232	—	54,007
Other current assets	29,167	21,063	277	—	50,507

Total current assets	29,167	207,730	8,727	—	245,624
Property, plant and equipment, net	—	972,963	48,773	—	1,021,736
Real estate held for sale and investment	—	273,663	—	—	273,663
Goodwill, net	—	268,058	—	—	268,058
Intangible assets, net	—	72,943	18,155	—	91,098
Other assets	8,060	33,296	4,701	—	46,057
Investments in subsidiaries	1,721,269	(3,862)	—	(1,717,407)	—
Advances	(349,144)	356,981	(7,837)	—	—

Total assets	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Current liabilities:
Accounts payable and accrued liabilities	$7,117	$211,565	$2,677	$—	$221,359
Income taxes payable	20,778	—	—	—	20,778
Long-term debt due within one year	—	848	197	—	1,045

Total current liabilities	27,895	212,413	2,874	—	243,182
Long-term debt	390,000	42,532	58,166	—	490,698
Other long-term liabilities	28,526	205,558	1,345	—	235,429
Deferred income taxes	133,208	—	—	—	133,208
Total Vail Resorts, Inc. stockholders’ equity (deficit)	829,723	1,721,269	(3,862)	(1,717,407)	829,723
Noncontrolling interests	—	—	13,996	—	13,996

Total stockholders’ equity	829,723	1,721,269	10,134	(1,717,407)	843,719

Total liabilities and stockholders’ equity	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Supplemental Condensed Consolidating Balance Sheet

As of October 31, 2010

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated

Current assets:
Cash and cash equivalents	$—	$15,018	$4,560	$—	$19,578
Restricted cash	—	12,324	588	—	12,912
Trade receivables, net	450	34,046	624	—	35,120
Inventories, net	—	64,027	203	—	64,230
Other current assets	24,076	21,427	279	—	45,782

Total current assets	24,526	146,842	6,254	—	177,622
Property, plant and equipment, net	—	1,010,251	36,293	—	1,046,544
Real estate held for sale and investment	—	296,981	—	—	296,981
Goodwill, net	—	271,732	—	—	271,732
Intangible assets, net	—	71,278	18,155	—	89,433
Other assets	2,338	29,405	4,735	—	36,478
Investments in subsidiaries	1,566,817	(16,656)	—	(1,550,161)	—
Advances	(321,822)	326,327	(4,505)	—	—

Total assets	$1,271,859	$2,136,160	$60,932	$(1,550,161)	$1,918,790

Current liabilities:
Accounts payable and accrued liabilities	$5,887	$294,599	$3,308	$—	$303,794
Income taxes payable	32,424	—	—	—	32,424
Long-term debt due within one year	—	1,761	197	—	1,958

Total current liabilities	38,311	296,360	3,505	—	338,176
Long-term debt	390,000	64,841	58,166	—	513,007
Other long-term liabilities	29,203	208,142	1,723	—	239,068
Deferred income taxes	66,204	—	—	—	66,204
Total Vail Resorts, Inc. stockholders’ equity	748,141	1,566,817	(16,656)	(1,550,161)	748,141
Noncontrolling interests	—	—	14,194	—	14,194

Total stockholders’ equity	748,141	1,566,817	(2,462)	(1,550,161)	762,335

Total liabilities and stockholders’ equity	$1,271,859	$2,136,160	$60,932	$(1,550,161)	$1,918,790

Supplemental Condensed Consolidating Statement of Operations

For the three months ended October 31, 2011

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$—	$117,034	$2,066	$(2,727)	$116,373
Total operating expense	128	200,266	3,042	(2,689)	200,747

Loss from operations	(128)	(83,232)	(976)	(38)	(84,374)
Other expense, net	(6,599)	(1,283)	(333)	38	(8,177)
Equity investment income, net	—	430	—	—	430

Loss before benefit from income taxes	(6,727)	(84,085)	(1,309)	—	(92,121)
Benefit from income taxes	3,044	33,343	—	—	36,387

Net loss before equity in loss of consolidated subsidiaries	(3,683)	(50,742)	(1,309)	—	(55,734)
Equity in loss of consolidated subsidiaries	(52,026)	(1,284)	—	53,310	—

Net loss	(55,709)	(52,026)	(1,309)	53,310	(55,734)
Net loss attributable to noncontrolling interests	—	—	25	—	25

Net loss attributable to Vail Resorts, Inc.	$(55,709)	$(52,026)	$(1,284)	$53,310	$(55,709)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended October 31, 2010

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$—	$241,694	$1,960	$(2,497)	$241,157
Total operating expense	164	304,807	2,901	(2,459)	305,413

Loss from operations	(164)	(63,113)	(941)	(38)	(64,256)
Other expense, net	(6,759)	(688)	(289)	38	(7,698)
Equity investment income, net	—	780	—	—	780

Loss before benefit from income taxes	(6,923)	(63,021)	(1,230)	—	(71,174)
Benefit from income taxes	3,324	24,790	—	—	28,114

Net loss before equity in loss of consolidated subsidiaries	(3,599)	(38,231)	(1,230)	—	(43,060)
Equity in loss of consolidated subsidiaries	(39,424)	(1,193)	—	40,617	—

Net loss	(43,023)	(39,424)	(1,230)	40,617	(43,060)
Net loss attributable to noncontrolling interests	—	—	37	—	37

Net loss attributable to Vail Resorts, Inc.	$(43,023)	$(39,424)	$(1,193)	$40,617	$(43,023)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended October 31, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$(34,685)	$73,005	$15	$38,335
Cash flows from investing activities:
Capital expenditures	—	(50,893)	(110)	(51,003)
Acquisition of business	—	342	—	342
Other investing activities, net	—	(478)	—	(478)

Net cash used in investing activities	—	(51,029)	(110)	(51,139)
Cash flows from financing activities:
Payments of long-term debt	—	(106)	(197)	(303)
Repurchases of common stock	(7,869)	—	—	(7,869)
Dividends paid	(5,429)	—	—	(5,429)
Other financing activities, net	994	(186)	192	1,000
Advances	46,989	(46,989)	—	—

Net cash provided by (used in) financing activities	34,685	(47,281)	(5)	(12,601)

Net decrease in cash and cash equivalents	—	(25,305)	(100)	(25,405)
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143

End of period	$—	$38,060	$6,678	$44,738

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended October 31, 2010

(in thousands)

(Unaudited)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(39,120)	$156,959	$334	$118,173
Cash flows from investing activities:
Capital expenditures	—	(36,598)	(303)	(36,901)
Acquisition of business	—	(60,528)	—	(60,528)
Other investing activities, net	—	74	—	74

Net cash used in investing activities	—	(97,052)	(303)	(97,355)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	100,000	—	100,000
Payments of long-term debt	—	(116,511)	(187)	(116,698)
Other financing activities, net	85	(658)	1,286	713
Advances	39,035	(39,035)	—	—

Net cash provided by (used in) financing activities	39,120	(56,204)	1,099	(15,985)

Net increase in cash and cash equivalents	—	3,703	1,130	4,833
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745

End of period	$—	$15,018	$4,560	$19,578

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2011 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2011 and 2010 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net loss attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt.

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

Mountain Segment

The Mountain segment is comprised of the operations of six ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal in nature, with the majority of revenue earned in our second and third fiscal quarters. Our first fiscal quarter is a seasonally low period as our ski operations are generally not open for business until mid-November, which falls in our second fiscal quarter. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our mountain resorts, as well as retail operations.

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

Recent Trends, Risks and Uncertainties

Together with those risk factors that we have identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•

Although we experienced improved operating results for the year ended July 31, 2011 compared to the years ended July 31, 2010 and 2009 in our Mountain and Lodging segments in part due to increased pricing and increased visitation for the 2010/2011 ski season, as well as an increase in overall guest spend on ancillary services, uncertainties still exist around the current global economic environment. Conditions currently present or recently present in the economic environment including financial instability in the global markets, erosion of consumer confidence stemming from uncertainties in the growth of the U.S. economy and high unemployment could potentially have negative effects on the travel and leisure industry. Given the current uncertainties around global economic trends, we cannot predict what impact this will have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2011/2012 ski season. During the most recent recession, our 2008/2009 ski season was impacted by lower visitation, reduced guest spend on ancillary services and closer in booking trends for guest reservations.

•

The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season to in-state and local (“In-State”) guests and out-of-state and international (“Destination”) guests. Additionally, we have invested in snowmaking upgrades in an effort to address the inconsistency of early season snowfall where possible. For the 2010/2011 ski season we experienced significantly above average early season snowfall compared to significantly below average early season snowfall for the previous two ski seasons, which we believe had a positive impact on early season visitation for the 2010/2011 ski season, especially from season passholders. We cannot predict the level of early season snowfall nor can we predict the ultimate impact that early season snowfall will have on our results of operations for the 2011/2012 ski season.

•

Our season pass products provide a value option to our guests which in turn creates a guest commitment predominately prior to the start of the ski season, resulting in a more stabilized stream of lift revenue for us. For the 2010/2011 ski season pass revenue represented 35% of total lift revenue for the entire ski season. Through December 4, 2011 our season pass sales for the 2011/2012 ski season were up approximately 13% in sales dollars and 5% in units as compared to season pass sales through the similar period of the 2010/2011 ski season. We cannot predict the impact that season pass sales will have on total lift revenue or effective ticket price for the 2011/2012 ski season.

•

Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate held for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the three months ended October 31, 2011 we closed on four units at The Ritz-Carlton Residences, Vail (with an additional one unit having closed subsequent to October 31, 2011). Additionally, we have closed on two units at One Ski Hill Place in Breckenridge during the three months ended October 31, 2011 (with an additional two units having closed subsequent to October 31, 2011). We currently have on a combined basis 84 units available for sale at The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge. We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the credit markets and a slowdown in the overall real estate market. Buyers have been or may be unable to close on units in part due to a reduction in funds available to buyers and/or decreases in mortgage availability. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if the current weakness in the real estate market were to persist for multiple years thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•

We had $44.7 million in cash and cash equivalents as of October 31, 2011 as well as $332.7 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). Additionally, we believe our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement will allow for sufficient flexibility in our ability to make acquisitions, investments and distributions and incur debt. The above, combined with the substantial completion in calendar 2010 of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, has and is anticipated to provide us with significant liquidity which will allow us to consider strategic investments, including future acquisitions and other forms of providing return to our shareholders. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•

Under GAAP we test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2011 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if a more severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS

Summary

Due to the seasonality of our Resort operations, we normally incur net losses during the first fiscal quarter, as shown in the summary of operating results below for the three months ended October 31, 2011, compared to the three months ended October 31, 2010 (in thousands):

	Three Months Ended October 31,
	2011	2010
Mountain Reported EBITDA	$(48,455)	$(41,577)
Lodging Reported EBITDA	(1,707)	1,543

Resort Reported EBITDA	(50,162)	(40,034)
Real Estate Reported EBITDA	(4,738)	4,198
Loss before benefit from income taxes	(92,121)	(71,174)

Net loss attributable to Vail Resorts, Inc.	$(55,709)	$(43,023)

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2011 compared to the three months ended October 31, 2010

Mountain segment operating results for the three months ended October 31, 2011 and 2010 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2011	2010
Net Mountain revenue:
Lift tickets	$—	$—	—%
Ski school	—	—	—%
Dining	5,647	4,106	37.5%
Retail/rental	26,964	22,053	22.3%
Other	17,059	14,620	16.7%

Total Mountain net revenue	$49,670	$40,779	21.8%

Mountain operating expense:
Labor and labor-related benefits	$29,540	$24,682	19.7%
Retail cost of sales	15,530	12,657	22.7%
General and administrative	26,495	24,189	9.5%
Other	26,990	21,608	24.9%

Total Mountain operating expense	$98,555	$83,136	18.5%

Mountain equity investment income, net	430	780	(44.9)%

Mountain Reported EBITDA	$(48,455)	$(41,577)	(16.5)%

Mountain Reported EBITDA includes $2.6 million and $2.0 million of stock-based compensation expense for the three months ended October 31, 2011 and 2010, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our ski resorts generally do not open for ski operations until our second fiscal quarter. The first fiscal quarter consists primarily of operating and administrative expense plus summer business and retail operations.

Total Mountain net revenue increased $8.9 million, or 21.8%, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, which increase includes $3.7 million of revenue from Northstar-at-Tahoe, which was acquired on October 25, 2010 in the prior fiscal year. Excluding the impact of Northstar-at-Tahoe, total Mountain net revenue increased $5.2 million, or 12.8%.

Dining revenue increased $1.5 million, or 37.5%, for the three months ended October 31, 2011 compared to the same period in the prior year, which includes $1.0 million of incremental revenue from Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, dining revenues increased $0.5 million, or 13.1%, which is primarily attributable to the addition of two new on-mountain dining venues which also are used for summer and wedding activities combined with an increase in summer visitation related to summer activities.

Retail/rental revenue increased $4.9 million, or 22.3%, for the three months ended October 31, 2011 compared to the same period in the prior year which includes $0.5 million of incremental revenue from Northstar-at-Tahoe in the current fiscal year. Excluding Northstar-at-Tahoe, retail/rental revenue increased $4.4 million, or 19.8%, which was driven by higher retail sales at our Colorado front range stores and Any Mountain stores (in the San Francisco bay area) and was primarily attributable to strong sales at pre-ski season sales events and improved retail sales at our Vail and Beaver Creek mountain resort stores. Additionally, the retail/rental revenue increase was partly attributable to the acquisition in July 2011 of an on-line retailer which generated $2.1 million in revenue during the three months ended October 31, 2011.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended October 31, 2011, other revenue increased $2.4 million, or 16.7%, compared to the three months ended October 31, 2010, which includes $2.1 million of incremental revenue from Northstar-at-Tahoe. Excluding Northstar-at-Tahoe, other revenue increased $0.3 million, or 2.0%, which benefited from an increase in summer activities revenue of $0.5 million primarily occurring at Breckenridge, which benefited from the addition of an alpine coaster that was placed in service in the second quarter of fiscal 2011, partially offset by a decrease of $0.3 million in municipal services revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $15.4 million, or 18.5%, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, which includes $10.2 million of incremental operating expense from Northstar-at-Tahoe in the current fiscal quarter. Additionally, operating expense for the three months ended October 31, 2010 included $3.1 million of acquisition related costs (included in general and administrative in the prior year) associated with Northstar-at-Tahoe. Excluding the expenses associated with Northstar-at-Tahoe for both the current and prior year fiscal quarters, operating expense increased $8.3 million, or 10.4%, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010. Labor and labor-related benefits increased $2.7 million, or 10.8%, excluding Northstar-at-Tahoe, largely due to an increase in staffing levels for retail/rental operations driven by increased sales volume and the addition of new stores (including the acquisition of our online retailer). Additionally, labor and labor-related benefits were impacted by increased volume in dining and summer activities as previously discussed. Retail cost of sales increased $2.0 million, or 15.7%, excluding Northstar-at-Tahoe, due to increased volume in retail sales, partially offset by improved gross margins. General and administrative expense, excluding prior year Northstar-at-Tahoe acquisition related costs, increased $3.3 million, or 15.5%, primarily due to higher Mountain segment component of corporate costs which included increased sales and marketing expenditures. Other expense increased $0.4 million, or 1.8%, excluding Northstar-at-Tahoe, primarily due to increased resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions), due to overall increases in revenue upon which those fees are based, increased food and beverage cost of sales due to an increase in dining revenue and higher fuel and utilities costs, largely offset by $0.9 million in assessments for extensive renovations incurred in the prior year related to a commercial property in Breckenridge in which we are a tenant.

Mountain equity investment income primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for the three months ended October 31, 2011 is primarily due to decreased commissions earned by the brokerage compared to the three months ended October 31, 2010.

Lodging Segment

Three months ended October 31, 2011 compared to the three months ended October 31, 2010

Lodging segment operating results for the three months ended October 31, 2011 and 2010 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended October 31,		Percentage Increase (Decrease)
	2011	2010
Lodging net revenue:
Owned hotel rooms	$12,032	$11,753	2.4%
Managed condominium rooms	5,546	4,756	16.6%
Dining	9,557	9,956	(4.0)%
Transportation	1,702	1,754	(3.0)%
Golf	7,445	6,898	7.9%
Other	9,577	9,261	3.4%

	45,859	44,378	3.3%
Payroll cost reimbursement	7,735	6,739	14.8%

Total Lodging net revenue	$53,594	$51,117	4.8%

Lodging operating expense:
Labor and labor-related benefits	$22,569	$21,866	3.2%
General and administrative	7,528	7,072	6.4%
Other	17,469	13,897	25.7%

	47,566	42,835	11.0%
Payroll cost reimbursement	7,735	6,739	14.8%

Total Lodging operating expense	$55,301	$49,574	11.6%

Lodging Reported EBITDA	$(1,707)	$1,543	(210.6)%

Owned hotel statistics:
ADR	$188.98	$179.52	5.3%
RevPar	$102.50	$107.49	(4.6)%

Managed condominium statistics:
ADR	$191.20	$176.25	8.5%
RevPar	$29.15	$33.19	(12.2)%

Owned hotel and managed condominium statistics (combined):
ADR	$189.70	$178.53	6.3%
RevPar	$56.30	$64.25	(12.4)%

Lodging Reported EBITDA includes $0.6 million of stock-based compensation expense for both the three months ended October 31, 2011 and 2010.

Revenue from owned hotel rooms increased $0.3 million, or 2.4%, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, which was driven primarily by an increase in transient and group revenue at GTLC. GTLC’s room revenue was $7.8 million for the three months ended October 31, 2011 resulting in an increase of $0.6 million, or 7.8%, compared to the three months ended October 31, 2010 and was primarily driven by an increase in ADR. Owned hotel room revenue was adversely impacted by a decline in group business at our Keystone resort, resulting in a decrease in group room revenue of $0.3 million. Revenue from managed condominium rooms increased $0.8 million, or 16.6%, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, and was primarily attributable to the addition of managed condominium rooms in the Lake Tahoe region. Partially offsetting the increase in revenue from the additional managed condominium rooms was a decline in Keystone managed condominium room revenue of $0.3 million due to a decline in occupancy of 6.1 percentage points driven by the decline in group business at our Keystone resort.

Dining revenue for the three months ended October 31, 2011 decreased $0.4 million, or 4.0%, as compared to the three months ended October 31, 2010, due to a decrease in group visitation primarily at our Keystone resort ($0.6 million decrease in revenue), partially offset by an increase in dining revenue at GTLC. Golf revenues increased $0.5 million, or 7.9%, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, primarily due to the addition of a golf course at Northstar-at-Tahoe as part of that resort acquisition. Other revenue increased $0.3 million, or 3.4%, in the three months ended October 31, 2011 compared to the three months ended October 31, 2010, primarily due to an increase in ancillary revenue at GTLC.

Operating expense increased $4.7 million, or 11.0%, for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, excluding expense related to payroll cost reimbursement. Operating expense during the three months ended October 31, 2010 benefited from the receipt of $2.9 million, net of legal expenses,

(included as a credit in other expense) for the settlement of alleged damages related to the CME acquisition. Excluding the impact of this item, operating expense increased $1.8 million, or 3.9%, during the three months ended October 31, 2011, compared to the same period in the prior year. Labor and labor-related benefits increased $0.7 million, or 3.2%, primarily due to the addition of managed condominiums in the Lake Tahoe region. General and administrative expense increased $0.5 million, or 6.4%, primarily due to an increase in estimated uncollectible accounts receivable. Other expense, excluding the CME settlement, increased $0.7 million, or 3.8%, primarily due to operating costs associated with the addition of managed condominiums in the Lake Tahoe region and an increase in variable operating costs associated with higher revenue including credit card fees, supplies and other operating expense, partially offset by $0.4 million of renovation expenses incurred in the same period in the prior year related to a property in Breckenridge.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA.

Real Estate Segment

Three months ended October 31, 2011 compared to the three months ended October 31, 2010

Real Estate segment operating results for the three months ended October 31, 2011 and 2010 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Decrease
	2011	2010
Total Real Estate net revenue	$13,109	$149,261	(91.2)%
Real Estate operating expense:
Cost of sales (including sales commission)	11,686	138,548	(91.6)%
Other	6,161	6,515	(5.4)%

Total Real Estate operating expense	17,847	145,063	(87.7)%

Real Estate Reported EBITDA	$(4,738)	$4,198	(212.9)%

Real Estate Reported EBITDA includes $0.9 million and $0.8 million of stock-based compensation expense for the three months ended October 31, 2011 and 2010, respectively.

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue volumes and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended October 31, 2011

Real Estate segment net revenue for the three months ended October 31, 2011 was driven by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($9.2 million of revenue with an average selling price per unit of $2.3 million and an average price per square foot of $1,118) and two condominium units at One Ski Hill Place ($3.3 million of revenue with an average selling price per unit of $1.6 million and an average price per square foot of $1,046). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects.

Operating expense for the three months ended October 31, 2011 included cost of sales of $10.9 million resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $988) and from the closing of two condominium units at One Ski Hill Place (average cost per square foot of $867). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.7 million were incurred commensurate with revenue recognized. Other operating expense of $6.2 million (including $0.9 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Three months ended October 31, 2010

Real Estate segment net revenue for the three months ended October 31, 2010 was driven primarily by the closing of 57 condominium units (45 units sold to The Ritz-Carlton Development Company and 12 units sold to individuals) at The Ritz-Carlton Residences, Vail ($149.0 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,213). The Ritz-Carlton Residences, Vail average price per square foot is driven by The Ritz-Carlton brand, its premier Lionshead location at the base of Vail Mountain, its proximity to the Eagle Bahn gondola and the comprehensive and exclusive amenities related to the project.

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

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2011 increased $1.2 million compared to the same period in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures.

Income taxes. The effective tax rate for both the three months ended October 31, 2011 and October 31, 2010 was 39.5%. The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, we recorded a $0.4 million and a $0.7 million income tax benefit in the three months ended October 31, 2011 and 2010, respectively, due to the reversal of income tax contingencies resulting from the expiration of the statute of limitations.

In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOLs relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the IRS completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs. We appealed the examiner’s disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The primary issue now before the District Court is the amount of the tax refund to which we are entitled. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein we disagree with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings. Since the legal proceeding surrounding the utilization of the NOLs have not been fully resolved, including a determination of the amount of refund and the possibility that the District Court’s ruling may be appealed by the IRS, there remains considerable uncertainty of what portion, if any, of the NOLs will be realized, and as such, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements. However, the range of potential reversal of other long-term liabilities and accrued interest and penalties that would be recorded as a benefit to the Company’s income tax provision is between zero and $27.6 million.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2011	2010
Mountain Reported EBITDA	$(48,455)	$(41,577)
Lodging Reported EBITDA	(1,707)	1,543

Resort Reported EBITDA	(50,162)	(40,034)
Real Estate Reported EBITDA	(4,738)	4,198

Total Reported EBITDA	(54,900)	(35,836)
Depreciation and amortization	(28,930)	(27,732)
(Loss) gain on disposal of fixed assets, net	(114)	92
Investment income	64	238
Interest expense, net	(8,241)	(7,936)

Loss before benefit from income taxes	(92,121)	(71,174)
Benefit from income taxes	36,387	28,114

Net loss	(55,734)	(43,060)

Net loss attributable to noncontrolling interests	25	37

Net loss attributable to Vail Resorts, Inc.	$(55,709)	$(43,023)

The following table reconciles Net Debt to long-term debt (in thousands):

	October 31,
	2011	2010
Long-term debt	$490,377	$513,007
Long-term debt due within one year	1,063	1,958

Total debt	491,440	514,965
Less: cash and cash equivalents	44,738	19,578

Net debt	$446,702	$495,387

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, we have seasonally low cash and cash equivalents on hand in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have essentially no ski operations. Additionally, cash provided by or used in operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we used $25.4 million of cash in the three months ended October 31, 2011 and generated $4.8 million of cash in the three months ended October 31, 2010. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $44.7 million of cash and cash equivalents at October 31, 2011, we have available $332.7 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal year quarters), borrowings under the Credit Facility, if needed, and proceeds from future real estate closings. We believe the Credit Facility, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.50%.

Three months ended October 31, 2011 compared to the three months ended October 31, 2010

We generated $38.3 million of cash from operating activities during the three months ended October 31, 2011, a decrease of $79.8 million compared to $118.2 million of cash generated during the three months ended October 31, 2010. The decrease in operating cash flows was primarily a result of a reduction in proceeds from real estate closings that occurred in the three months ended October 31, 2011, which generated $11.5 million in proceeds (net of sales commissions and deposits previously received) compared to $128.8 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the three months ended October 31, 2010, with the prior year period including the sale of 45 Ritz-Carlton Residences, Vail units to The Ritz-Carlton Development Company pursuant to a contractual agreement when that project received its certificate of occupancy. Partially offsetting the decline in proceeds from real estate sales was a decrease in investments in real estate of $9.1 million and an increase in accounts payable and accrued liabilities of $36.7 million primarily due to an increase in season pass sales during the three months ended October 31, 2011 compared to the three months ended October 31, 2010, due in part to the inclusion of Northstar-at-Tahoe related pass sales in the current fiscal quarter.

Cash used in investing activities for the three months ended October 31, 2011 decreased by $46.2 million compared to the three months ended October 31, 2010, due to the prior year acquisition of Northstar-at-Tahoe in October 2010 for $60.2 million (net of cash assumed), partially offset by an increase in resort capital expenditures of $14.1 million during the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Cash used in financing activities decreased $3.4 million during the three months ended October 31, 2011, compared to the three months ended October 31, 2010, due to a net reduction of $15.0 million outstanding under the Credit Agreement during the three months ended October 31, 2010 partially offset by cash dividends on common stock of $5.4 million and the repurchase of common stock for $7.9 million during the three months ended October 31, 2011.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree remaining minor expenditures on completed real estate projects and future development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to invest in the future. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our six ski resorts and throughout our owned hotels. Additionally, with the acquisition of Northstar-at-Tahoe to our ski resort portfolio, we are investing significantly in this resort property to enhance the guest experience. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $88 million to $98 million of resort capital expenditures for calendar year 2011 excluding Northstar-at-Tahoe, and an additional $28 million to $32 million related to Northstar-at-Tahoe. Included in these capital expenditures are approximately $40 million to $44 million excluding Northstar-at-Tahoe, and an additional $4 million to $6 million related to Northstar-at-Tahoe, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $94 million was spent for capital expenditures, including Northstar-at-Tahoe, in calendar year 2011 as of October 31, 2011, leaving approximately $22 million to $36 million to spend in the remainder of calendar year 2011. Discretionary expenditures for calendar 2011 include a new high speed chairlift to serve Beaver Creek mountain; a new on-mountain fine dining restaurant at Vail; development of significant new functionality for Epic Mix, including the addition of photo capabilities with Epic Mix Photo, for use at all six of our resorts; renovations at certain owned lodging properties; expansion of terrain at Northstar-at-Tahoe, including a new high speed chairlift; a new on-mountain dining venue at Northstar-at-Tahoe and renovation of the commercial village at Northstar-at-Tahoe to bring in a new tenant mix. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.

Principal payments on the vast majority of our long-term debt ($487.9 million of the total $490.4 million debt outstanding as of October 31, 2011) are not due until fiscal 2019 and beyond. As of October 31, 2011 and 2010, total long-term debt (including long-term debt due within one year) was $491.4 million and $515.0 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $495.4 million as of October 31, 2010 to $446.7 million as of October 31, 2011 due primarily to an increase in cash and cash equivalents and reduction in borrowings under the revolver portion of our Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of October 31, 2011. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares. We repurchased 203,377 shares of common stock during the three months ended October 31, 2011 with a cost of approximately $7.9 million. Since inception of this stock repurchase plan, we have repurchased 4,468,181 shares at a cost of approximately $170.7 million, through October 31, 2011. As of October 31, 2011, 1,531,819 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plans. Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture, dated as of April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.50% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate estimated to be $0.60 per share (or $21.6 million annually based upon shares outstanding as of October 31, 2011), subject to quarterly declaration. During the three months ended October 31, 2011, the Company paid cash dividends of $0.15 per share ($5.4 million in the aggregate). This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors and subject to applicable law, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement and Indenture restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2011. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2012. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2011, we had $52.6 million of variable rate indebtedness, representing approximately 10.7% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2011 of 0.3%. Based on variable-rate borrowings outstanding as of October 31, 2011, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Internal Revenue Service Litigation

On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOLs carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS disallowed refunds associated with those NOL carry forwards and we disagreed with the IRS action disallowing the utilization of the NOLs. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The primary issue now before the District Court is the amount of the tax refund to which we are entitled. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful.

We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007, and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court for tax years 2000 and 2001 wherein we disagreed with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents a summary of share repurchases made by the Company during the three months ended October 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2011 - August 31, 2011	—	$—	—	1,735,196
September 1, 2011 - September 30, 2011	51,000	$39.21	51,000	1,684,196
October 1, 2011 - October 31, 2011	152,377	$38.52	152,377	1,531,819

Total	203,377		203,377

(1)	On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and subsequently on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. Acquisitions under the share repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The stock repurchase program may be discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page

3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005 (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed June 10, 2011).

4.1	Supplemental Indenture, dated October 24, 2011, by and among Vail Resorts, Inc., the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 on Form S-4 (File No. 333-177756) filed November 4, 2011).

10.1	Second Amendment to Fifth Amended and Restated Credit Agreement and Amendment to Pledge Agreements dated as of September 16, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.	16

10.2	Vail Resorts, Inc. Management Incentive Plan.	38

10.3	First Amendment to Employment Agreement, dated September 30, 2011, by and between Vail Resorts, Inc. and Robert A. Katz (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed September 30, 2011).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.	45

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	46

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	47

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48

101	The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of October 31, 2011 (unaudited), July 31, 2011, and October 31, 2010 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2011 and October 31, 2010; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2011 and October 31, 2010; and (iv) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2011		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Co-President and
Chief Financial Officer
(Duly Authorized Officer)

Date: December 7, 2011		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer