Form 10-Q
period 2012-01-31
VAIL RESORTS INC
filed 2012-03-06
CIK 812011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 1, 2012, 36,012,501 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2012, July 31, 2011 and January 31, 2011	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2012 and 2011	F-3
Consolidated Condensed Statements of Operations for the Six Months Ended January 31, 2012 and 2011	F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2012 and 2011	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	January 31, 2012 (Unaudited)	July 31, 2011	January 31, 2011 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,642	$70,143	$97,251
Restricted cash	16,221	12,438	15,900
Trade receivables, net	48,430	58,529	55,123
Inventories, net	62,594	54,007	54,586
Other current assets	56,998	50,507	47,199

Total current assets	279,885	245,624	270,059
Property, plant and equipment, net (Note 6)	1,057,930	1,021,736	1,044,498
Real estate held for sale and investment	257,169	273,663	281,699
Goodwill, net	268,058	268,058	271,105
Intangible assets, net	90,196	91,098	90,269
Other assets	45,997	46,057	44,163

Total assets	$1,999,235	$1,946,236	$2,001,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$301,473	$221,359	$311,239
Income taxes payable	19,569	20,778	23,355
Long-term debt due within one year (Note 4)	1,058	1,045	2,708

Total current liabilities	322,100	243,182	337,302
Long-term debt (Note 4)	490,302	490,698	495,049
Other long-term liabilities (Note 6)	235,629	235,429	238,776
Deferred income taxes	129,962	133,208	109,963
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,477,796 (unaudited), 40,334,973 and 40,270,021 (unaudited) shares issued, respectively	405	403	403
Additional paid-in capital	581,217	575,689	569,955
Retained earnings	396,335	416,458	398,908
Treasury stock, at cost; 4,468,181 (unaudited), 4,264,804 and 4,264,804 (unaudited) shares, respectively (Note 11)	(170,696)	(162,827)	(162,827)

Total Vail Resorts, Inc. stockholders’ equity	807,261	829,723	806,439
Noncontrolling interests	13,981	13,996	14,264

Total stockholders’ equity (Note 2)	821,242	843,719	820,703

Total liabilities and stockholders’ equity	$1,999,235	$1,946,236	$2,001,793

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended January 31,
	2012	2011
Net revenue:
Mountain	$315,938	$318,277
Lodging	48,306	51,676
Real estate	9,088	25,147

Total net revenue	373,332	395,100
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	195,489	191,224
Lodging	47,093	50,795
Real estate	12,563	25,344

Total segment operating expense	255,145	267,363
Other operating expense:
Depreciation and amortization	(33,050)	(30,276)
Loss on disposal of fixed assets, net	(919)	(400)

Income from operations	84,218	97,061
Mountain equity investment income, net	178	138
Investment income	310	226
Interest expense, net	(8,542)	(8,659)

Income before provision for income taxes	76,164	88,766
Provision for income taxes	(29,743)	(34,209)

Net income	46,421	54,557
Net income attributable to noncontrolling interests	(32)	(6)

Net income attributable to Vail Resorts, Inc.	$46,389	$54,551

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$1.29	$1.52

Diluted net income per share attributable to Vail Resorts, Inc.	$1.27	$1.48

Cash dividends declared per share	$0.15	$—

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six months ended January 31,
	2012	2011
Net revenue:
Mountain	$365,608	$359,056
Lodging	101,900	102,793
Real estate	22,197	174,408

Total net revenue	489,705	636,257
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	294,044	274,360
Lodging	102,394	100,369
Real estate	30,410	170,407

Total segment operating expense	426,848	545,136
Other operating expense:
Depreciation and amortization	(61,980)	(58,008)
Loss on disposal of fixed assets, net	(1,033)	(308)

(Loss) income from operations	(156)	32,805
Mountain equity investment income, net	608	918
Investment income	374	464
Interest expense, net	(16,783)	(16,595)

(Loss) income before benefit (provision) for income taxes	(15,957)	17,592
Benefit (provision) for income taxes	6,644	(6,095)

Net (loss) income	(9,313)	11,497
Net (income) loss attributable to noncontrolling interests	(7)	31

Net (loss) income attributable to Vail Resorts, Inc.	$(9,320)	$11,528

Per share amounts (Note 3):
Basic net (loss) income per share attributable to Vail Resorts, Inc.	$(0.26)	$0.32

Diluted net (loss) income per share attributable to Vail Resorts, Inc.	$(0.26)	$0.31

Cash dividends declared per share	$0.30	$—

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(9,313)	$11,497
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,980	58,008
Cost of real estate sales	16,385	149,384
Stock-based compensation expense	6,820	6,437
Deferred income taxes, net	(6,644)	6,095
Other non-cash income, net	(2,875)	(4,112)
Changes in assets and liabilities:
Restricted cash	(3,783)	(3,886)
Trade receivables, net	9,919	2,225
Inventories, net	(8,622)	(4,473)
Investments in real estate	(1,850)	(11,248)
Accounts payable and accrued liabilities	75,225	69,984
Deferred real estate deposits	(127)	(30,248)
Other assets and liabilities, net	274	(5,958)

Net cash provided by operating activities	137,389	243,705
Cash flows from investing activities:
Capital expenditures	(93,186)	(61,887)
Acquisition of business	342	(60,528)
Other investing activities, net	(904)	(256)

Net cash used in investing activities	(93,748)	(122,671)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	56,000	189,000
Payments of long-term debt	(56,383)	(226,067)
Repurchases of common stock	(7,869)	—
Dividends paid	(10,801)	—
Other financing activities, net	911	(1,461)

Net cash used in financing activities	(18,142)	(38,528)

Net increase in cash and cash equivalents	25,499	82,506
Cash and cash equivalents:
Beginning of period	70,143	14,745

End of period	$95,642	$97,251

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates the six world-class ski resort properties of Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and Heavenly and Northstar mountain resorts in the Lake Tahoe area of California and Nevada, as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, certain National Park Service concessionaire properties including Grand Teton Lodge Company (“GTLC”), which operates destination resorts at Grand Teton National Park, Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company’s operations at its National Park concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

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

Revision of Payroll Cost Reimbursement from Managed Hotel Properties— Revenue from reimbursement of payroll costs relates to payroll costs of managed hotel properties where the Company is the employer. The reimbursements are based upon the costs incurred with no added margin; therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income (loss) or net income (loss). The Company previously reported prior to its fiscal year ended July 31, 2011, payroll cost reimbursement from managed hotel properties net of reimbursed payroll costs; however, as the Company is the employer at certain managed hotel properties, and thus the primary obligor, these amounts should be reported gross within the Lodging segment. The Company determined that the impact of these revisions was not material to the Consolidated Statements of Operations for all applicable prior interim and annual periods. For the three and six months ended January 31, 2012, revenue and expenses relating to reimbursed payroll costs were $5.5 million and $13.2 million, respectively. For the three and six months ended

January 31, 2011, the Company revised its presentation of these reimbursed payroll costs from a net presentation to a gross presentation in its Consolidated Condensed Statements of Operations to conform to its current presentation. The effect of this change increased Lodging net revenue (as previously reported in the prior year’s Form 10-Q) for the three and six months ended January 31, 2011 from $44.7 million and $89.1 million, respectively to $51.7 million and $102.8 million, respectively, with a corresponding increase in the Lodging operating expense (as previously reported in the prior year’s Form 10-Q) for the three and six months ended January 31, 2011 from $43.8 million and $86.7 million, respectively to $50.8 million and $100.4 million, respectively. Additionally, previously reported quarterly financial data for the three and six months ended January 31, 2011 as presented in Note 10, Segment Information and Note 12, Guarantor Subsidiaries and Non-Guarantor Subsidiaries have been revised to reflect these revisions.

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

	For the Six Months Ended January 31,
	2012			2011
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$829,723	$13,996	$843,719	$788,770	$13,617	$802,387
Net (loss) income	(9,320)	7	(9,313)	11,528	(31)	11,497
Stock-based compensation expense	6,820	—	6,820	6,437	—	6,437
Issuance of shares under share award plans, net of shares withheld for taxes	(2,219)	—	(2,219)	(358)	—	(358)
Tax benefit from share award plans	927	—	927	62	—	62
Cash dividends paid on common stock	(10,801)	—	(10,801)	—	—	—
Repurchases of common stock	(7,869)	—	(7,869)	—	—	—
(Distributions) Contributions to/from noncontrolling interests, net	—	(22)	(22)	—	678	678

Balance, end of period	$807,261	$13,981	$821,242	$806,439	$14,264	$820,703

Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) is based on quoted market prices. The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings. The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of January 31, 2012 are presented below (in thousands):

	January 31, 2012
	Carrying	Fair
	Value	Value
6.50% Notes	$390,000	$401,700
Industrial Development Bonds	$41,200	$47,340
Other long-term debt	$7,585	$7,867

3.	Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended January 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$46,389	$46,389	$54,551	$54,551
Weighted-average shares outstanding	36,005	36,005	35,991	35,991
Effect of dilutive securities	—	646	—	807

Total shares	36,005	36,651	35,991	36,798

Net income per share attributable to Vail Resorts	$1.29	$1.27	$1.52	$1.48

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 38,000 and 87,000 for the three months ended January 31, 2012 and 2011, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2012 and 2011 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net (loss) income per share:
Net (loss) income attributable to Vail Resorts	$(9,320)	$(9,320)	$11,528	$11,528
Weighted-average shares outstanding	36,036	36,036	35,964	35,964
Effect of dilutive securities	—	—	—	673

Total shares	36,036	36,036	35,964	36,637

Net (loss) income per share attributable to Vail Resorts	$(0.26)	$(0.26)	$0.32	$0.31

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 666,000 and 36,000 for the six months ended January 31, 2012 and 2011, respectively.

On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on its common stock at an annual rate of $0.60 per share, subject to quarterly declaration. During the three and six months ended January 31, 2012, the Company paid cash dividends of $0.15 and $0.30 per share, respectively ($5.4 million and $10.8 million, respectively, in the aggregate). On March 5, 2012 the Company’s Board of Directors approved a 25% increase to its annual cash dividend on its common stock, subject to quarterly declaration.

As a result, a quarterly cash dividend of $0.1875 was declared by the Company’s Board of Directors payable on April 10, 2012 to stockholders of record as of March 26, 2012.

4.	Long-Term Debt

Long-term debt as of January 31, 2012, July 31, 2011 and January 31, 2011 is summarized as follows (in thousands):

		January 31,	July 31,	January 31,
	Maturity (a)	2012	2011	2011
Credit Facility Revolver	2016	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes (c)	2019	390,000	390,000	—
6.75% Notes	—	—	—	390,000
Other	2012-2029	7,585	7,968	13,982

Total debt		491,360	491,743	497,757
Less: Current maturities (b)		1,058	1,045	2,708

Long-term debt		$490,302	$490,698	$495,049

(a)	Maturities are based on the Company’s July 31 fiscal year end.
(b)	Current maturities represent principal payments due in the next 12 months.
(c)	On April 25, 2011, the Company completed a private offering for $390.0 million of 6.50% Notes. Pursuant to the registration rights agreement executed as part of the offering of the 6.50% Notes, the Company agreed to file a registration statement for an exchange offer registered under the Securities Act of 1933. The registration statement was declared effective on November 16, 2011, and on November 17, 2011, the Company commenced its offer to exchange up to $390.0 million principal amount of newly issued 6.50% notes, registered under the Securities Act of 1933, for a like principal amount of its outstanding privately placed 6.50% Notes. The exchange offer expired on December 16, 2011 and all of the 6.50% Notes were tendered and exchanged for the new substantially identical registered notes.

Aggregate maturities for debt outstanding as of January 31, 2012 reflected by fiscal year are as follows (in thousands):

2012	$850
2013	761
2014	509
2015	533
2016	244
Thereafter	488,463

Total debt	$491,360

The Company incurred gross interest expense of $8.5 million and $8.7 million for the three months ended January 31, 2012 and 2011, respectively, of which $0.5 million and $0.4 million, respectively, was amortization of deferred financing costs. The Company had no capitalized interest during the three months ended January 31, 2012 and 2011. The Company incurred gross interest expense of $16.9 million and $17.1 million for the six months ended January 31, 2012 and 2011, respectively, of which $1.0 million and $0.8 million, respectively, was amortization of deferred financing costs. The Company capitalized $0.1 million of interest and $0.5 million of interest (related to real estate under development) during the six months ended January 31, 2012 and 2011, respectively.

5.	Acquisition

On October 25, 2010, the Company acquired for cash 100% of the capital stock of BCRP Inc. and the interest of Northstar Group Commercial Properties (together, with their subsidiaries “Northstar”) that operate the Northstar mountain resort in North Lake Tahoe, California from Booth Creek Resort Properties LLC and other sellers for a total consideration of $60.2 million, net of cash acquired. Northstar is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. Additionally, Northstar operates a base area village at the resort, including the subleasing of commercial retail space and condominium property management.

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

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Northstar and other factors. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets have a weighted-average amortization period of 4.6 years.

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Northstar was completed on August 1, 2010. The following unaudited pro forma financial information includes adjustments for (i) depreciation and interest expense for capital leases on acquired property, plant and equipment and amortization of intangible assets recorded at the date of acquisition; (ii) straight-line expense recognition of minimum future lease payments from the date of acquisition, including the amortization of the net unfavorable lease obligations; and (iii) acquisition related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on August 1, 2010 (in thousands, except per share amounts).

Six Months Ended January 31, 2011
Pro forma net revenue	$640,670
Pro forma net income attributable to Vail Resorts, Inc.	$10,072
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$0.28
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$0.27

6.	Supplementary Balance Sheet Information

The composition of property, plant and equipment, net follows (in thousands):

	January 31, 2012	July 31, 2011	January 31, 2011
Land and land improvements	$277,061	$271,742	$270,629
Buildings and building improvements	833,331	801,582	788,378
Machinery and equipment	559,897	539,983	541,512
Furniture and fixtures	237,585	215,862	210,626
Software	77,533	64,408	61,173
Vehicles	44,760	40,627	41,623
Construction in progress	16,618	34,638	29,574

Gross property, plant and equipment	2,046,785	1,968,842	1,943,515
Accumulated depreciation	(988,855)	(947,106)	(899,017)

Property, plant and equipment, net	$1,057,930	$1,021,736	$1,044,498

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2012	July 31, 2011	January 31, 2011
Trade payables	$73,268	$55,456	$71,289
Real estate development payables	2,483	3,360	9,702
Deferred revenue	104,570	66,044	100,614
Deposits	20,730	11,741	23,850
Accrued salaries, wages and deferred compensation	24,143	26,350	26,871
Accrued benefits	23,256	22,107	25,356
Accrued interest	7,914	8,511	13,828
Other accruals	45,109	27,790	39,729

Total accounts payable and accrued liabilities	$301,473	$221,359	$311,239

The composition of other long-term liabilities follows (in thousands):

	January 31, 2012	July 31, 2011	January 31, 2011
Private club deferred initiation fee revenue and deposits	$145,701	$146,065	$147,196
Unfavorable lease obligation, net	37,393	38,729	40,073
Other long-term liabilities	52,535	50,635	51,507

Total other long-term liabilities	$235,629	$235,429	$238,776

7.	Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of January 31, 2012, the Employee Housing Entities had total assets of $33.0 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.2 million

(primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.7 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2012.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of January 31, 2012
Description	Balance at January 31, 2012	Level 1	Level 2	Level 3
Money Market	$8,386	$8,386	$—	$—
Commercial Paper	$19,990	$—	$19,990	$—
Certificates of Deposit	$1,890	$—	$1,890	$—

	Fair Value Measurement as of July 31, 2011
Description	Balance at July 31, 2011	Level 1	Level 2	Level 3
US Treasury	$8,381	$8,381	$—	$—
Certificates of Deposit	$2,490	$—	$2,490	$—

	Fair Value Measurement as of January 31, 2011
Description	Balance at January 31, 2011	Level 1	Level 2	Level 3
US Treasury	$8,297	$8,297	$—	$—
Money Market	$402	$402	$—	$—
Certificates of Deposit	$300	$—	$300	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.	Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2012, July 31, 2011 and January 31, 2011, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees / Indemnifications

As of January 31, 2012, the Company had various other letters of credit in the amount of $59.7 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $4.4 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of January 31, 2012, July 31, 2011 and January 31, 2011 the accrual for the loss contingencies related to these matters was not material individually and in the aggregate.

10.	Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s ski resorts and related ancillary services. The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, certain National Park Service concessionaire properties including GTLC, condominium management, CME and golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net revenue:
Lift tickets	$153,699	$155,173	$153,699	$155,173
Ski school	37,252	37,296	37,252	37,296
Dining	24,722	26,405	30,369	30,512
Retail/rental	73,850	74,320	100,814	96,373
Other	26,415	25,083	43,474	39,702

Total Mountain net revenue	315,938	318,277	365,608	359,056
Lodging	48,306	51,676	101,900	102,793

Total Resort net revenue	364,244	369,953	467,508	461,849
Real Estate	9,088	25,147	22,197	174,408

Total net revenue	$373,332	$395,100	$489,705	$636,257

Operating expense:
Mountain	$195,489	$191,224	$294,044	$274,360
Lodging	47,093	50,795	102,394	100,369

Total Resort operating expense	242,582	242,019	396,438	374,729
Real estate	12,563	25,344	30,410	170,407

Total segment operating expense	$255,145	$267,363	$426,848	$545,136

Mountain equity investment income, net	$178	$138	$608	$918
Reported EBITDA:
Mountain	$120,627	$127,191	$72,172	$85,614
Lodging	1,213	881	(494)	2,424

Resort	121,840	128,072	71,678	88,038
Real Estate	(3,475)	(197)	(8,213)	4,001

Total Reported EBITDA	$118,365	$127,875	$63,465	$92,039

Real estate held for sale and investment	$257,169	$281,699	$257,169	$281,699

Reconciliation to net income (loss) attributable to Vail Resorts, Inc:
Total Reported EBITDA	$118,365	$127,875	$63,465	$92,039
Depreciation and amortization	(33,050)	(30,276)	(61,980)	(58,008)
Loss on disposal of fixed assets, net	(919)	(400)	(1,033)	(308)
Investment income	310	226	374	464
Interest expense, net	(8,542)	(8,659)	(16,783)	(16,595)

Income (loss) before (provision) benefit for income taxes	76,164	88,766	(15,957)	17,592
(Provision) benefit for income taxes	(29,743)	(34,209)	6,644	(6,095)

Net income (loss)	$46,421	$54,557	$(9,313)	$11,497
Net (income) loss attributable to noncontrolling interests	(32)	(6)	(7)	31

Net income (loss) attributable to Vail Resorts, Inc.	$46,389	$54,551	$(9,320)	$11,528

11.	Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the three months ended January 31, 2012. During the six months ended January 31, 2012, the Company repurchased 203,377 shares of common stock at a cost of approximately $7.9 million. Since inception of its stock repurchase plan through January 31, 2012, the Company has repurchased 4,468,181 shares at a cost of approximately $170.7 million. As of January 31, 2012, 1,531,819 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.

12.	Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.50% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (including VR Acquisition, Inc., BCRP, Inc., Booth Creek Ski Holdings, Inc., Trimont Land Company, Northstar Commercial Properties, and Northstar Group Restaurant Properties LLC (collectively, “Northstar”) which were non-guarantor subsidiaries under the 6.75% Senior Subordinated Notes (“6.75% Notes”)) (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for, Eagle Park Reservoir Company, Larkspur Restaurant & Bar, LLC, Black Diamond Insurance, Inc. and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.50% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of January 31, 2012, July 31, 2011, and January 31, 2011. Statements of operations are presented for the three and six months ended January 31, 2012 and 2011. Statements of cash flows are presented for the six months ended January 31, 2012 and 2011. In addition, as noted above, Northstar subsidiaries are Guarantor Subsidiaries under the 6.50% Notes, which under the 6.75% Notes these subsidiaries were Non-Guarantor Subsidiaries. As such, reclassifications for Northstar subsidiaries have been made to the financial information as of and for the three and six months ended January 31, 2011 to confirm to the current year presentation. For the three and six months ended January 31, 2011, the Company revised its presentation of reimbursed payroll costs from managed hotel properties from a net presentation to a gross presentation in its Consolidated Condensed Statements of Operations (see Note 2, Summary of Significant Accounting Policies) to conform to its current presentation. Total revenue and total operating expense in the statements of operations for the three and six months ended January 31, 2011 for the Guarantor Subsidiaries presented below have been revised to reflect this presentation.

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

Supplemental Condensed Consolidating Balance Sheet

As of January 31, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$88,164	$7,478	$—	$95,642
Restricted cash	—	15,164	1,057	—	16,221
Trade receivables, net	—	47,513	917	—	48,430
Inventories, net	—	62,340	254	—	62,594
Other current assets	31,801	24,847	350	—	56,998

Total current assets	31,801	238,028	10,056	—	279,885
Property, plant and equipment, net	—	1,010,430	47,500	—	1,057,930
Real estate held for sale and investment	—	257,169	—	—	257,169
Goodwill, net	—	268,058	—	—	268,058
Intangible assets, net	—	72,041	18,155	—	90,196
Other assets	7,620	33,826	4,551	—	45,997
Investments in subsidiaries	1,718,870	(4,657)	—	(1,714,213)	—
Advances	(376,815)	381,611	(4,796)	—	—

Total assets	$1,381,476	$2,256,506	$75,466	$(1,714,213)	$1,999,235

Current liabilities:
Accounts payable and accrued liabilities	$6,579	$288,258	$6,636	$—	$301,473
Income taxes payable	19,569	—	—	—	19,569
Long-term debt due within one year	—	850	208	—	1,058

Total current liabilities	26,148	289,108	6,844	—	322,100
Long-term debt	390,000	42,344	57,958	—	490,302
Other long-term liabilities	28,105	206,184	1,340	—	235,629
Deferred income taxes	129,962	—	—	—	129,962
Total Vail Resorts, Inc. stockholders’ equity (deficit)	807,261	1,718,870	(4,657)	(1,714,213)	807,261
Noncontrolling interests	—	—	13,981	—	13,981

Total stockholders’ equity	807,261	1,718,870	9,324	(1,714,213)	821,242

Total liabilities and stockholders’ equity	$1,381,476	$2,256,506	$75,466	$(1,714,213)	$1,999,235

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2011

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$63,365	$6,778	$—	$70,143
Restricted cash	—	11,781	657	—	12,438
Trade receivables, net	—	57,746	783	—	58,529
Inventories, net	—	53,775	232	—	54,007
Other current assets	29,167	21,063	277	—	50,507

Total current assets	29,167	207,730	8,727	—	245,624
Property, plant and equipment, net	—	972,963	48,773	—	1,021,736
Real estate held for sale and investment	—	273,663	—	—	273,663
Goodwill, net	—	268,058	—	—	268,058
Intangible assets, net	—	72,943	18,155	—	91,098
Other assets	8,060	33,296	4,701	—	46,057
Investments in subsidiaries	1,721,269	(3,862)	—	(1,717,407)	—
Advances	(349,144)	356,981	(7,837)	—	—

Total assets	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Current liabilities:
Accounts payable and accrued liabilities	$7,117	$211,565	$2,677	$—	$221,359
Income taxes payable	20,778	—	—	—	20,778
Long-term debt due within one year	—	848	197	—	1,045

Total current liabilities	27,895	212,413	2,874	—	243,182
Long-term debt	390,000	42,532	58,166	—	490,698
Other long-term liabilities	28,526	205,558	1,345	—	235,429
Deferred income taxes	133,208	—	—	—	133,208
Total Vail Resorts, Inc. stockholders’ equity (deficit)	829,723	1,721,269	(3,862)	(1,717,407)	829,723
Noncontrolling interests	—	—	13,996	—	13,996

Total stockholders’ equity	829,723	1,721,269	10,134	(1,717,407)	843,719

Total liabilities and stockholders’ equity	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Supplemental Condensed Consolidating Balance Sheet

As of January 31, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$92,968	$4,283	$—	$97,251
Restricted cash	—	15,142	758	—	15,900
Trade receivables, net	450	53,917	756	—	55,123
Inventories, net	—	54,348	238	—	54,586
Other current assets	25,759	21,151	289	—	47,199

Total current assets	26,209	237,526	6,324	—	270,059
Property, plant and equipment, net	—	997,583	46,915	—	1,044,498
Real estate held for sale and investment	—	281,699	—	—	281,699
Goodwill, net	—	271,105	—	—	271,105
Intangible assets, net	—	72,114	18,155	—	90,269
Other assets	2,160	37,267	4,736	—	44,163
Investments in subsidiaries	1,663,467	(5,097)	—	(1,658,370)	—
Advances	(320,369)	324,893	(4,524)	—	—

Total assets	$1,371,467	$2,217,090	$71,606	$(1,658,370)	$2,001,793

Current liabilities:
Accounts payable and accrued liabilities	$12,507	$296,271	$2,461	$—	$311,239
Income taxes payable	23,355	—	—	—	23,355
Long-term debt due within one year	—	2,511	197	—	2,708

Total current liabilities	35,862	298,782	2,658	—	337,302
Long-term debt	390,000	46,883	58,166	—	495,049
Other long-term liabilities	29,203	207,958	1,615	—	238,776
Deferred income taxes	109,963	—	—	—	109,963
Total Vail Resorts, Inc. stockholders’ equity (deficit)	806,439	1,663,467	(5,097)	(1,658,370)	806,439
Noncontrolling interests	—	—	14,264	—	14,264

Total stockholders’ equity	806,439	1,663,467	9,167	(1,658,370)	820,703

Total liabilities and stockholders’ equity	$1,371,467	$2,217,090	$71,606	$(1,658,370)	$2,001,793

Supplemental Condensed Consolidating Statement of Operations

For the three months ended January 31, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$372,190	$4,324	$(3,182)	$373,332
Total operating (income) expense	(187)	288,471	3,973	(3,143)	289,114

Income from operations	187	83,719	351	(39)	84,218
Other expense, net	(6,686)	(1,225)	(360)	39	(8,232)
Equity investment income, net	—	178	—	—	178

(Loss) income before benefit (provision) for income taxes	(6,499)	82,672	(9)	—	76,164
Benefit (provision) for income taxes	2,535	(32,278)	—	—	(29,743)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(3,964)	50,394	(9)	—	46,421
Equity in income (loss) of consolidated subsidiaries	50,353	(41)	—	(50,312)	—

Net income (loss)	46,389	50,353	(9)	(50,312)	46,421
Net income attributable to noncontrolling interests	—	—	(32)	—	(32)

Net income (loss) attributable to Vail Resorts, Inc.	$46,389	$50,353	$(41)	$(50,312)	$46,389

Supplemental Condensed Consolidating Statement of Operations

For the three months ended January 31, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$394,657	$3,872	$(3,429)	$395,100
Total operating expense	161	297,644	3,625	(3,391)	298,039

(Loss) income from operations	(161)	97,013	247	(38)	97,061
Other expense, net	(6,759)	(1,391)	(321)	38	(8,433)
Equity investment income, net	—	138	—	—	138

(Loss) income before benefit (provision) for income taxes	(6,920)	95,760	(74)	—	88,766
Benefit (provision) for income taxes	2,682	(36,891)	—	—	(34,209)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,238)	58,869	(74)	—	54,557
Equity in income (loss) of consolidated subsidiaries	58,789	(80)	—	(58,709)	—

Net income (loss)	54,551	58,789	(74)	(58,709)	54,557
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income (loss) attributable to Vail Resorts, Inc.	$54,551	$58,789	$(80)	$(58,709)	$54,551

Supplemental Condensed Consolidating Statement of Operations

For the six months ended January 31, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$489,224	$6,390	$(5,909)	$489,705
Total operating (income) expense	(59)	488,737	7,015	(5,832)	489,861

Income (loss) from operations	59	487	(625)	(77)	(156)
Other expense, net	(13,285)	(2,508)	(693)	77	(16,409)
Equity investment income, net	—	608	—	—	608

Loss before benefit for income taxes	(13,226)	(1,413)	(1,318)	—	(15,957)
Benefit for income taxes	5,579	1,065	—	—	6,644

Net loss before equity in loss of consolidated subsidiaries	(7,647)	(348)	(1,318)	—	(9,313)
Equity in loss of consolidated subsidiaries	(1,673)	(1,325)	—	2,998	—

Net loss	(9,320)	(1,673)	(1,318)	2,998	(9,313)
Net income attributable to noncontrolling interests	—	—	(7)	—	(7)

Net loss attributable to Vail Resorts, Inc.	$(9,320)	$(1,673)	$(1,325)	$2,998	$(9,320)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended January 31, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$636,351	$5,832	$(5,926)	$636,257
Total operating expense	325	602,451	6,526	(5,850)	603,452

(Loss) income from operations	(325)	33,900	(694)	(76)	32,805
Other expense, net	(13,518)	(2,079)	(610)	76	(16,131)
Equity investment income, net	—	918	—	—	918

(Loss) income before benefit (provision) for income taxes	(13,843)	32,739	(1,304)	—	17,592
Benefit (provision) for income taxes	6,006	(12,101)	—	—	(6,095)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(7,837)	20,638	(1,304)	—	11,497
Equity in income (loss) of consolidated subsidiaries	19,365	(1,273)	—	(18,092)	—

Net income (loss)	11,528	19,365	(1,304)	(18,092)	11,497
Net loss attributable to noncontrolling interests	—	—	31	—	31

Net income (loss) attributable to Vail Resorts, Inc.	$11,528	$19,365	$(1,273)	$(18,092)	$11,528

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended January 31, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(15,584)	$152,379	$594	$137,389
Cash flows from investing activities:
Capital expenditures	—	(93,117)	(69)	(93,186)
Acquisition of business	—	342	—	342
Other investing activities, net	—	(904)	—	(904)

Net cash used in investing activities	—	(93,679)	(69)	(93,748)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	56,000	—	56,000
Payments of long-term debt	—	(56,186)	(197)	(56,383)
Repurchases of common stock	(7,869)	—	—	(7,869)
Dividends paid	(10,801)	—	—	(10,801)
Other financing activities, net	912	(373)	372	911
Advances	33,342	(33,342)	—	—

Net cash provided by (used in) financing activities	15,584	(33,901)	175	(18,142)

Net increase in cash and cash equivalents	—	24,799	700	25,499
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143

End of period	$—	$88,164	$7,478	$95,642

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended January 31, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$35,263	$209,360	$(918)	$243,705
Cash flows from investing activities:
Capital expenditures	—	(61,873)	(14)	(61,887)
Acquisition of a business	—	(60,528)	—	(60,528)
Other investing activities, net	—	(256)	—	(256)

Net cash used in investing activities	—	(122,657)	(14)	(122,671)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	189,000	—	189,000
Payments of long-term debt	—	(225,880)	(187)	(226,067)
Other financing activities, net	687	(4,120)	1,972	(1,461)
Advances	(35,950)	35,950	—	—

Net cash (used in) provided by financing activities	(35,263)	(5,050)	1,785	(38,528)

Net increase in cash and cash equivalents	—	81,653	853	82,506
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745

End of period	$—	$92,968	$4,283	$97,251

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2011 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2012 and 2011 and for the three and six months then ended, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. We refer you to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. We refer you to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt.

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

Mountain Segment

The Mountain segment is comprised of the operations of six ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts) and the Heavenly and Northstar mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts) as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our six ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 49% of Mountain net revenue for both the three months ended January 31, 2012 and 2011.

Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For the three months ended January 31, 2012, Destination guests comprised approximately 55% of our skier visits, while In-State guests comprised approximately 45% of our skier visits, which compares to approximately 53% and 47%, respectively, for the three months ended January 31, 2011.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all six of our ski resorts. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts generally in advance of the ski season and typically ski more days each season at our resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the three months ended January 31, 2012 and 2011, approximately 45% and 39%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 52% and 51% of total season pass sales for the 2011/2012 and 2010/2011 ski seasons, respectively, with the remaining season pass sales recognized as lift ticket revenue in our third fiscal quarter).

The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

Lodging Segment

Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, most of which are proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) certain National Park Service concessionaire properties including Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a resort ground transportation company; and (v) golf courses.

The performance of lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 91% and 90% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended January 31, 2012 and 2011, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our National Park Service concessionaire properties (as their operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment

The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in the vertical development of projects. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, planning for future real estate development projects, including zoning and acquisition of applicable permits, and the purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risks of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects typically result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•

The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season. For the 2010/2011 ski season pass revenue represented 35% of total lift revenue for the entire season. Due to increased pass sales for the 2011/2012 ski season compared to the 2010/2011 ski season, season pass revenue has increased approximately $8.2 million, or 13.5%, for the three months ended January 31, 2012 compared to the same period in the prior year. Additionally, deferred revenue related to season pass sales was $64.2 million as of January 31, 2012 (compared to $58.7 million as of January 31, 2011) which will be recognized as lift revenue during our third fiscal quarter ending April 30, 2012.

•

We have experienced at or near historical low snowfall levels for the first half of the 2011/2012 ski season, which had an adverse impact on skier visitation and our results of operations for the three months ended January 31, 2012. However, average guest spend on ancillary services and products has improved for the three months ended January 31, 2012 compared to the same period in the prior year which may be indicative of improvement in leading economic indicators and consumer spend. We cannot predict the impact that the historically low snowfall experienced in the first half of the 2011/2012 ski season will have on our skier visitation and results of operations for the remainder of the 2011/2012 ski season, whether snowfall conditions will improve, nor can we predict that the favorable trends in average guest spend will continue.

•

Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the six months ended January 31, 2012 we closed on five units at The Ritz-Carlton Residences, Vail (with an additional two units having closed subsequent to January 31, 2012). Additionally, we have closed on six units at One Ski Hill Place in Breckenridge during the six months ended January 31, 2012. We currently have on a combined basis 80 units available for sale at The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge. We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the residential real estate credit markets and a slowdown in the overall real estate market. Buyers have been or may be unable to close on units in part due to a reduction in funds available to buyers and/or decreases in mortgage availability. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if the current weakness in the real estate market were to persist for multiple years thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•

We had $95.6 million in cash and cash equivalents as of January 31, 2012 as well as $332.5 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.5 million). Additionally, we believe our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement will allow for sufficient flexibility in our ability to make acquisitions, investments and distributions and incur debt. The above, combined with the substantial completion in calendar 2010 of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences,

Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, has and is currently anticipated to provide us with significant liquidity which will allow us to consider strategic investments, including future acquisitions and other forms of providing return to our stockholders including the continued payout of a quarterly cash dividend. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•

Under GAAP, we test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2011 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if a severe prolonged weakness in general economic conditions were to occur it could cause less than expected growth and/or reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and six months ended January 31, 2012, compared to the three and six months ended January 31, 2011 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Mountain Reported EBITDA	$120,627	$127,191	$72,172	$85,614
Lodging Reported EBITDA	1,213	881	(494)	2,424

Resort Reported EBITDA	121,840	128,072	71,678	88,038
Real Estate Reported EBITDA	(3,475)	(197)	(8,213)	4,001
Income (loss) before (provision) benefit for income taxes	76,164	88,766	(15,957)	17,592
Net income (loss) attributable to Vail Resorts, Inc.	$46,389	$54,551	$(9,320)	$11,528

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2012 compared to the three months ended January 31, 2011

Mountain segment operating results for the three months ended January 31, 2012 and 2011 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended		Percentage
	January 31,		Increase
	2012	2011	(Decrease)
Net Mountain revenue:
Lift tickets	$153,699	$155,173	(0.9)%
Ski school	37,252	37,296	(0.1)%
Dining	24,722	26,405	(6.4)%
Retail/rental	73,850	74,320	(0.6)%
Other	26,415	25,083	5.3%

Total Mountain net revenue	$315,938	$318,277	(0.7)%

Mountain operating expense:
Labor and labor-related benefits	$72,108	$72,438	(0.5)%
Retail cost of sales	29,427	28,983	1.5%
Resort related fees	16,738	16,812	(0.4)%
General and administrative	32,415	31,657	2.4%
Other	44,801	41,334	8.4%

Total Mountain operating expense	$195,489	$191,224	2.2%

Mountain equity investment income, net	178	138	29.0%

Mountain Reported EBITDA	$120,627	$127,191	(5.2)%

Total skier visits	2,900	3,395	(14.6)%
ETP	$53.00	$45.71	15.9%

Mountain Reported EBITDA includes $1.8 million of stock-based compensation expense for both the three months ended January 31, 2012 and 2011.

Total Mountain net revenue decreased $2.3 million, or 0.7%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The historically low snowfall adversely impacted our results of operations for the three months ended January 31, 2012 compared to the same period in the prior year as our Colorado resorts did not receive any meaningful snowfall until mid-January 2012 and our Tahoe resorts had little or no measurable amounts of snowfall during the entire period. As a result, total skier visitation was down 14.6% for the three months ended January 31, 2012 compared to the same period in the prior year, with the greatest decline occurring at our Tahoe resorts. Excluding our Tahoe resorts which were more severely impacted by the lack of snowfall, skier visitation was down 8.8%.

Lift revenue decreased $1.5 million, or 0.9%, for the three months ended January 31, 2012 compared to the same period in the prior year, resulting from a $9.7 million, or 10.3%, decrease in lift revenue excluding season pass revenue, mostly offset by a $8.2 million, or 13.5%, increase in season pass revenue. The decline in lift revenue excluding season pass revenue was due to a decline in visitation, excluding season pass holders, of 17.7%, partially offset by an increase in ETP, excluding season pass holders, of $5.94, or 9.1%, as the increase in ETP excluding season pass holders, was due primarily to price increases implemented during the current fiscal quarter. The increase in season pass revenue was driven by an approximate 12% increase in pre-ski season pass sales mostly resulting from increased pricing. Total ETP increased $7.28, or 15.9%, due primarily to price increases and a decline in visitation per season pass holders of 11.1%, or approximately one half day on average per season pass holder.

Ski school revenue for the three months ended January 31, 2012 was relatively flat compared to the same period in the prior year, with our Colorado resorts ski school revenue increasing $1.3 million, or 4.3%, compared to the same period in the prior year. Although all of our resorts were negatively impacted by a decline in skier visitation as discussed above, the impact to ski school revenue resulting from lower visitation was almost entirely offset by improved yields per skier visit. Ski school revenue benefited from an overall 17.0% increase in yield per skier visit primarily due to higher guest participation and pricing.

Dining revenue decreased $1.7 million, or 6.4%, for the three months ended January 31, 2012 compared to the same period in the prior year, primarily at our Tahoe resorts which were negatively impacted by lower skier visitation, while dining revenue at our Colorado resorts was relatively flat. The adverse impact of lower skier visitation on dining revenue was partially offset by a 9.5% increase in yield per skier visit.

Retail/rental revenue decreased $0.5 million, or 0.6%, for the three months ended January 31, 2012 compared to the same period in the prior year, which was primarily driven by a decline in rental revenue of $1.1 million, or 5.9%. The decline in rental revenue was primarily due to the decline in skier visitation at our Tahoe resorts. Partially offsetting the decline in rental revenue was an increase in retail sales of $0.6 million, or 1.2%. The increase in retail sales was primarily driven by our on-line retailer (acquired in July 2011) which generated $5.9 million in retail sales during the three months ended January 31, 2012. Excluding sales from our on-line retailer, retail sales were down $5.3 million, or 9.5%, primarily occurring at stores proximate to our Tahoe resorts and Any Mountain stores (in the San Francisco bay area) which were down a combined $4.0 million resulting from unseasonably warm weather in the San Francisco bay area and a decline in skier visitation to our Tahoe resorts as discussed above.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended January 31, 2012, other revenue increased $1.3 million, or 5.3%, compared to the three months ended January 31, 2011, primarily due to higher strategic alliance marketing revenue and municipal service revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $4.3 million, or 2.2%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011, primarily due to a $2.2 million increase in electric utilities expense (included in other expense) primarily as a result of snowmaking operations continuing into January in the current year (the prior year had no snowmaking operations in January); $0.7 million of expenses related to the expansion of RFID-enabled lift ticket media to a majority of our lift products (included in other expense); and $0.7 million of expenses related to the introduction of EpicMix Photo in the current year (included in general and administrative expense).

Additionally impacting operating expense was a decline in labor and labor-related benefits of $0.3 million, or 0.5%, for the three months ended January 31, 2012 when compared to the same period in the prior year. Labor costs were favorably impacted by a decrease in staffing levels primarily in ski school and dining as well as reduced bonus expense. Retail cost of sales increased $0.4 million, or 1.5%, due to an increase in retail sales volume primarily generated by our on-line retailer ($3.7 million of cost of sales), mostly offset by a reduction in cost of sales from our retail stores due to lower sales volume.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2012 compared to the six months ended January 31, 2011

Mountain segment operating results for the six months ended January 31, 2012 and 2011 are presented by category as follows (in thousands, except ETP):

	Six Months Ended		Percentage
	January 31,		Increase
	2012	2011	(Decrease)
Net Mountain revenue:
Lift tickets	$153,699	$155,173	(0.9)%
Ski school	37,252	37,296	(0.1)%
Dining	30,369	30,512	(0.5)%
Retail/rental	100,814	96,373	4.6%
Other	43,474	39,702	9.5%

Total Mountain net revenue	$365,608	$359,056	1.8%

Mountain operating expense:
Labor and labor-related benefits	$101,648	$97,120	4.7%
Retail cost of sales	44,957	41,641	8.0%
Resort related fees	17,820	17,636	1.0%
General and administrative	58,910	55,846	5.5%
Other	70,709	62,117	13.8%

Total Mountain operating expense	$294,044	$274,360	7.2%

Mountain equity investment income, net	608	918	(33.8)%

Mountain Reported EBITDA	$72,172	$85,614	(15.7)%

Total skier visits	2,900	3,395	(14.6)%
ETP	$53.00	$45.71	15.9%

Mountain Reported EBITDA includes $4.3 million and $3.8 million of stock-based compensation expense for the six months ended January 31, 2012 and 2011, respectively.

As our six ski resorts opened during our second fiscal quarter, the results of the six months ended January 31, 2012 and 2011 for lift ticket revenue and ski school revenue are the same as the three months ended January 31, 2012 and 2011.

Dining revenue for the six months ended January 31, 2012 compared to the six months ended January 31, 2011, decreased $0.1 million, or 0.5%, which includes $1.0 million of incremental revenue from Northstar (which was acquired in October 2010) for the three months ended October 31, 2011. Excluding Northstar dining revenues for the three months ended October 31, 2011, dining revenue decreased $1.1 million, or 3.8%, which is primarily attributable to decreased skier visitation, partially offset by an increase in yield per skier visit as discussed above.

Retail/rental revenue increased $4.4 million, or 4.6%, for the six months ended January 31, 2012 compared to the same period in the prior year, which includes $8.0 million in revenue attributable to our on-line retailer acquired in July 2011 and $0.5 million of incremental revenue from Northstar for the three months ended October 31, 2011. Excluding revenue from our on-line retailer for the six months ended January 31, 2012 and Northstar for the three months ended October 31, 2011, retail/rental revenue decreased $4.2 million, or 4.3%, which was driven primarily by retail sales which were down $3.2 million, or 4.2%. The decline in retail sales primarily occurred at stores proximate to our Tahoe resorts and Any Mountain stores (in the San Francisco bay area) which were down a combined $3.7 million, partially offset by increased sales at our Colorado front range stores which were primarily attributable to strong sales at pre-ski season sales events. Rental revenue decreased $1.0 million, or 4.8%, primarily due to the decline in skier visitation at our Tahoe resorts.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the six months ended January 31, 2012, other revenue increased $3.8 million, or 9.5%, compared to the six months ended January 31, 2011, which includes $2.1 million of incremental revenue from Northstar for the three months ended October 31, 2011. Excluding Northstar other revenue for the three months ended October 31, 2011, other revenue increased $1.6 million, or 4.1%, primarily due to an increase in strategic alliance marketing revenue and an increase in summer activities revenue.

Operating expense increased $19.7 million, or 7.2%, during the six months ended January 31, 2012 compared to the six months ended January 31, 2011, which includes $10.2 million of incremental operating expense from Northstar for the three months ended October 31, 2011. Additionally, operating expense for the six months ended January 31, 2011 included $3.8 million of acquisition related costs (included in general and administrative expense) associated with Northstar. Excluding the incremental expenses associated with Northstar for the three months ended October 31, 2011 and Northstar acquisition related costs incurred in the prior year, operating expense increased $13.2 million, or 4.9%, for the six months ended January 31, 2012 compared to the six months ended January 31, 2011.

The increase in operating expenses includes a $2.7 million (included in other expense) increase in electric utility expense largely as a result of snowmaking operations continuing into January in the current year (the prior year had no snowmaking operations in January); $0.7 million of expenses related to the expansion of RFID-enabled lift ticket media to a majority of our lift products (included in other expense); and $0.8 million of expenses related to the introduction of EpicMix Photo in the current year (included in general and administrative expense). Additionally, labor and labor-related benefits increased $2.3 million, or 2.4%, excluding Northstar labor and labor related benefits for the three months ended October 31, 2011, and were impacted by normal wage increases, partially offset by a decrease in staffing primarily in ski school and on-mountain dining operations during the ski season, as well as reduced bonus expense. Retail cost of sales increased $2.4 million, or 5.8%, excluding Northstar for the three months ended October 31, 2011, mostly due to an increase in retail sales volume generated by our on-line retailer ($5.2 million of cost of sales), partially offset by a reduction in cost of sales from our retail stores due to lower sales volume. General and administrative expenses increased $4.7 million, or 9.0%, excluding Northstar for the three months ended October 31, 2011 and prior year acquisition related costs, primarily due to higher Mountain segment component of corporate costs which included increased sales and marketing expenditures, as well as increased advertising media spend and EpicMix as discussed above. Other expense increased $3.6 million, or 5.8%, excluding Northstar for the three months ended October 31, 2011, primarily due to the items discussed above, partially offset by $0.9 million in assessments for extensive renovations incurred in the prior year related to a commercial property in Breckenridge in which we are a tenant.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for the six months ended January 31, 2012 is primarily due to decreased commissions earned by the brokerage compared to the six months ended January 31, 2011.

Lodging Segment

Three months ended January 31, 2012 compared to the three months ended January 31, 2011

Lodging segment operating results for the three months ended January 31, 2012 and 2011 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended		Percentage
	January 31,		Increase
	2012	2011	(Decrease)
Lodging net revenue:
Owned hotel rooms	$8,691	$9,188	(5.4)%
Managed condominium rooms	13,594	13,421	1.3%
Dining	5,094	5,560	(8.4)%
Transportation	7,089	7,570	(6.4)%
Other	8,324	8,981	(7.3)%

	42,792	44,720	(4.3)%
Payroll cost reimbursement	5,514	6,956	(20.7)%

Total Lodging net revenue	$48,306	$51,676	(6.5)%

Lodging operating expense:
Labor and labor-related benefits	$20,839	$21,745	(4.2)%
General and administrative	7,630	8,158	(6.5)%
Other	13,110	13,936	(5.9)%

	41,579	43,839	(5.2)%
Payroll cost reimbursement	5,514	6,956	(20.7)%

Total Lodging operating expense	$47,093	$50,795	(7.3)%

Lodging Reported EBITDA	$1,213	$881	37.7%

Owned hotel statistics:
ADR	$223.98	$206.82	8.3%
RevPar	$120.49	$123.91	(2.8)%
Managed condominium statistics:
ADR	$387.57	$332.05	16.7%
RevPar	$121.65	$118.99	2.2%
Owned hotel and managed condominium statistics (combined):
ADR	$323.41	$284.21	13.8%
RevPar	$121.33	$120.32	0.8%

The Lodging segment ADR and RevPAR statistics presented above for the three months ended January 31, 2011 have been adjusted to include the managed condominium rooms in the Lake Tahoe region (acquired in October 2010) and exclude Breckenridge Mountain Lodge (an owned property that was closed for the three months ended January 31, 2012).

Lodging Reported EBITDA includes $0.4 million and $0.5 million of stock-based compensation expense for the three months ended January 31, 2012 and 2011, respectively.

Revenue from owned hotel rooms decreased $0.5 million, or 5.4%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011, resulting from a decline in occupancy of 6.1 percentage points, mostly offset by an 8.3% increase in ADR. The decline in occupancy was primarily due to a decrease in transient guest visitation at our Colorado lodging resort properties which were adversely impacted by a decrease in skier visitation at our Colorado ski resorts as discussed in the Mountain segment above. Also negatively impacting revenue from owned hotel rooms for the three months ended January 31, 2012 compared to the same period in the prior year was the closure of a 71 room facility in Breckenridge. Revenue from managed condominium rooms increased $0.2 million, or 1.3%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011, primarily due to additional managed condominium units at One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail, which contributed to a 16.7% increase in ADR. The revenue gains from One Ski Hill Place and The Ritz-Carlton Residences were largely offset by a decline in group business at our Keystone resort.

Dining revenue for the three months ended January 31, 2012 decreased $0.5 million, or 8.4%, as compared to the three months ended January 31, 2011, mainly due to a decline in group business at our Keystone resort and conversion of an owned restaurant at the Lodge at Vail to a leased facility, partially offset by increased dining revenue at The Arrabelle. Transportation revenue for the three months ended January 31, 2012 decreased $0.5 million, or 6.4%, as compared to the three months ended January 31, 2011 primarily due to a decrease in passengers of 8.0% resulting from a decline in destination skier visitation at our Colorado resorts. Other revenue decreased $0.7 million, or 7.3%, during the three months ended January 31, 2012 compared to the same period in the prior year primarily due to lower homeowner association management fee revenue and lower revenue from reimbursed costs (other than payroll) from managed properties.

Operating expense (excluding reimbursed payroll costs) decreased $2.3 million, or 5.2%, for the three months ended January 31, 2012 compared to the three months ended January 31, 2011, due to a decrease in labor and labor-related benefits of $0.9 million, or 4.2%, due to lower staffing levels associated with decreased occupancy and decreased group and conference business at our Keystone resort. Additionally, general and administrative expense for the three months ended January 31, 2012 decreased $0.5 million, or 6.5%, compared to the same period in the prior year, primarily due to lower Lodging segment component of corporate costs, partially offset by $0.4 million of reorganization related expenses associated with the previously announced reorganization plan for RockResorts. Other expense decreased $0.8 million, or 5.9%, primarily due to a decrease in variable operating costs associated with decreased occupancy, lower food and beverage cost of sales associated with lower volumes and a decrease in reimbursable costs (other than payroll) associated with managed hotel properties.

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

Six months ended January 31, 2012 compared to the six months ended January 31, 2011

Lodging segment operating results for the six months ended January 31, 2012 and 2011 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six months ended		Percentage
	January 31,		Increase
	2012	2011	(Decrease)
Lodging net revenue:
Owned hotel rooms	$20,723	$20,940	(1.0)%
Managed condominium rooms	19,140	18,177	5.3%
Dining	14,651	15,516	(5.6)%
Transportation	8,791	9,213	(4.6)%
Golf	7,573	7,090	6.8%
Other	17,773	18,162	(2.1)%

	88,651	89,098	(0.5)%
Payroll cost reimbursement	13,249	13,695	(3.3)%

Total Lodging net revenue	$101,900	$102,793	(0.9)%

Lodging operating expense:
Labor and labor-related benefits	$43,408	$43,611	(0.5)%
General and administrative	15,158	15,230	(0.5)%
Other	30,579	27,833	9.9%

	89,145	86,674	2.9%
Payroll cost reimbursement	13,249	13,695	(3.3)%

Total Lodging operating expense	$102,394	$100,369	2.0%

Lodging Reported EBITDA	$(494)	$2,424	(120.4)%

Owned hotel statistics:
ADR	$202.64	$190.54	6.4%
RevPar	$109.56	$114.11	(4.0)%
Managed condominium statistics:
ADR	$323.70	$287.52	12.6%
RevPar	$75.57	$81.89	(7.7)%
Owned hotel and managed condominium statistics (combined):
ADR	$259.87	$236.84	9.7%
RevPar	$86.62	$92.92	(6.8)%

The Lodging segment ADR and RevPAR statistics presented above for the six months ended January 31, 2011 have been adjusted to include the managed condominium rooms in the Lake Tahoe region (acquired in October 2010) and exclude Breckenridge Mountain Lodge (an owned property that was closed for the six months ended January 31, 2012).

Lodging Reported EBITDA includes $1.0 million and $1.1 million of stock-based compensation expense for the six months ended January 31, 2012 and 2011, respectively.

Revenue from owned hotel rooms decreased $0.2 million, or 1.0%, for the six months ended January 31, 2012 compared to the six months ended January 31, 2011, resulting from a decline in occupancy of 5.8 percentage points, mostly offset by an increase in ADR of 6.4%. The decline in occupancy is primarily due to a decrease in transient guest visitation at our Colorado lodging resort properties which were adversely impacted by a decrease in skier visitation at our Colorado ski resorts as discussed in the Mountain segment above. Also negatively impacting revenue from owned hotel rooms for the six months ended January 31, 2012 compared to the same period in the prior year was the closure of a 71 room facility in Breckenridge. Partially offsetting the above was a 7.8% increase in room revenue earned by GTLC for the three months ended October 31, 2011 compared to the same period in the prior year. Revenue from managed condominium rooms increased $1.0 million, or 5.3%, for the six months ended January 31, 2012 compared to the six months ended January 31, 2011, and was primarily attributable to the addition of managed condominium rooms in the Lake Tahoe region and additional managed condominium units at One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail, partially offset by a decline in group business at our Keystone resort.

Dining revenue for the six months ended January 31, 2012 decreased $0.9 million, or 5.6%, as compared to the six months ended January 31, 2011, primarily due to a decrease in group visitation at our Keystone resort and conversion of an owned restaurant at the Lodge at Vail to a leased facility, partially offset by increased dining revenue at The Arrabelle and GTLC (during the three months ended October 31, 2011). Transportation revenue decreased $0.4 million, or 4.6%, during the six months ended January 31, 2012 compared to the same period in the prior year primarily due to a decrease in passengers of 4.0% primarily resulting from lower skier visitation at our Colorado resorts. Golf revenues increased $0.5 million or 6.8%, for the six months ended January 31, 2012 compared to the same period in the prior year primarily due to the addition of a golf course at Northstar as part of that resort acquisition. Other revenue decreased $0.4 million, or 2.1%, during the six months ended January 31, 2012 compared to the same period in the prior year primarily due to a decrease in conference services provided to our group business, partially offset by an increase in management revenue from managed hotel properties and an increase in ancillary revenue at GTLC.

Operating expense increased $2.5 million, or 2.9%, for the six months ended January 31, 2012 compared to the six months ended January 31, 2011, excluding expense related to payroll cost reimbursement. Operating expense during the six months ended January 31, 2011 benefited from the receipt of $2.9 million, net of legal expenses, (included as a credit in other expense) for the settlement of alleged damages related to the CME acquisition. Labor and labor-related benefits decreased $0.2 million, or 0.5%, primarily due to lower staffing levels associated with decreased occupancy and decreased conference services provided to our group business, partially offset by increased labor costs due to the addition of managed condominiums in the Lake Tahoe region. Other expense, excluding the CME settlement, decreased $0.2 million, or 0.6%, primarily due to a decrease in variable operating costs associated with decreased occupancy, lower food and beverage cost of sales associated with lower volumes and $0.4 million of renovation expenses incurred in the same period in the prior year related to a property in Breckenridge, partially offset by operating costs associated with the addition of managed condominiums in the Lake Tahoe region.

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

Real Estate Segment

Three months ended January 31, 2012 compared to the three months ended January 31, 2011

Real Estate segment operating results for the three months ended January 31, 2012 and 2011 are presented by category as follows (in thousands):

	Three Months Ended		Percentage
	January 31,		Increase
	2012	2011	(Decrease)
Total Real Estate net revenue	$9,088	$25,147	(63.9)%
Real Estate operating expense:
Cost of sales (including sales commission)	6,676	18,515	(63.9)%
Other	5,887	6,829	(13.8)%

Total Real Estate operating expense	12,563	25,344	(50.4)%

Real Estate Reported EBITDA	$(3,475)	$(197)	(1,663.96)%

Real Estate Reported EBITDA includes $0.6 million and $0.8 million of stock-based compensation expense for the three months ended January 31, 2012 and 2011, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2012

Real Estate segment net revenue for the three months ended January 31, 2012 was driven by the closing of four condominium units at One Ski Hill Place ($4.6 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $939) and one condominium unit at The Ritz-Carlton Residences, Vail ($2.4 million of revenue and a price per square foot of $1,157). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $0.8 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended January 31, 2012 included cost of sales of $6.2 million resulting from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $778) and from the closing of one condominium unit at The Ritz-Carlton Residences, Vail (cost per square foot of $969). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.5 million were incurred commensurate with revenue recognized. Other operating expense of $5.9 million (including $0.6 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Six months ended January 31, 2012 compared to the six months ended January 31, 2011

Real Estate segment operating results for the six months ended January 31, 2012 and 2011 are presented by category as follows (in thousands):

	Six Months Ended		Percentage
	January 31,		Increase
	2012	2011	(Decrease)
Total Real Estate net revenue	$22,197	$174,408	(87.3)%
Real Estate operating expense:
Cost of sales (including sales commission)	18,362	157,063	(88.3)%
Other	12,048	13,344	(9.7)%

Total Real Estate operating expense	30,410	170,407	(82.2)%

Real Estate Reported EBITDA	$(8,213)	$4,001	(305.3)%

Real Estate Reported EBITDA includes $1.5 million and $1.6 million of stock-based compensation expense for the six months ended January 31, 2012 and 2011, respectively.

Six months ended January 31, 2012

Real Estate segment net revenue for the six months ended January 31, 2012 was driven by the closing of five condominium units at The Ritz-Carlton Residences, Vail ($11.7 million of revenue with an average selling price per unit of $2.3 million and an average price per square foot of $1,126) and six condominium units at One Ski Hill Place ($7.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $981). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $0.8 million of rental revenue from placing unsold units into our rental program.

Operating expense for the six months ended January 31, 2012 included cost of sales of $17.2 million resulting from the closing of five condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $984) and from the closing of six condominium units at One Ski Hill Place (average cost per square foot of $813). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $1.2 million were incurred commensurate with revenue recognized. Other operating expense of $12.0 million (including $1.5 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2012 increased $2.8 million and $4.0 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures and depreciation on unsold One Ski Hill Place and Ritz-Carlton Residences, Vail units that are included in our rental program.

Income taxes. The effective tax rate for the three and six months ended January 31, 2012 was 39.0% and 41.6%, respectively, compared to the effective tax rate for the three and six months ended January 31, 2011 of 38.5% and 34.7%, respectively. The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, we recorded a $0.4 million and a $0.7 million income tax benefit in the six months ended January 31, 2012 and 2011, respectively, due to a reversal of an income tax contingency resulting from the expiration of the statute of limitations.

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

Since the legal proceeding surrounding the utilization of the NOLs have not been fully resolved, including a determination of the amount of refund and the possibility that the District Court’s ruling may be appealed by the

IRS, there remains considerable uncertainty of what portion, if any, of the NOLs will be realized, and as such, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements. However, the range of potential reversal of other long-term liabilities and accrued interest and penalties that would be recorded as a benefit to our income tax provision is between zero and $27.6 million.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Mountain Reported EBITDA	$120,627	$127,191	$72,172	$85,614
Lodging Reported EBITDA	1,213	881	(494)	2,424

Resort Reported EBITDA	121,840	128,072	71,678	88,038
Real Estate Reported EBITDA	(3,475)	(197)	(8,213)	4,001

Total Reported EBITDA	118,365	127,875	63,465	92,039
Depreciation and amortization	(33,050)	(30,276)	(61,980)	(58,008)
Loss on disposal of fixed assets, net	(919)	(400)	(1,033)	(308)
Investment income	310	226	374	464
Interest expense, net	(8,542)	(8,659)	(16,783)	(16,595)

Income (loss) before (provision) benefit for income taxes	76,164	88,766	(15,957)	17,592
(Provision) benefit for income taxes	(29,743)	(34,209)	6,644	(6,095)

Net income (loss)	46,421	54,557	(9,313)	11,497
Net (income) loss attributable to noncontrolling interests	(32)	(6)	(7)	31

Net income (loss) attributable to Vail Resorts, Inc.	$46,389	$54,551	$(9,320)	$11,528

The following table reconciles Net Debt (in thousands):

	January 31,
	2012	2011
Long-term debt	$490,302	$495,049
Long-term debt due within one year	1,058	2,708

Total debt	491,360	497,757
Less: cash and cash equivalents	95,642	97,251

Net debt	$395,718	$400,506

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Our second and third fiscal quarters historically result in seasonally high cash on hand as our ski resorts are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we generated $25.5 million and $82.5 million of cash in the six months ended January 31, 2012 and 2011, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $95.6 million of cash and cash equivalents at January 31, 2012, we have available $332.5 million for borrowing under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.5 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Facility, if needed, and proceeds from future real estate closings. We believe the Credit Facility, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.50%.

Six months ended January 31, 2012 compared to the six months ended January 31, 2011

We generated $137.4 million of cash from operating activities during the six months ended January 31, 2012, a decrease of $106.3 million compared to $243.7 million of cash generated during the six months ended January 31, 2011. The decrease in operating cash flows was primarily a result of a reduction in proceeds from real estate closings that occurred in the six months ended January 31, 2012, which generated $18.7 million in proceeds (net of sales commissions and deposits previously received) compared to $144.6 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the six months ended January 31, 2011, with the prior year period including the sale of 45 Ritz-Carlton Residences, Vail units to The Ritz-Carlton Development Company pursuant to a contractual agreement when that project received its certificate of occupancy, as well as lower reported Resort EBITDA for the six months ended January 31, 2012 compared to the six months ended January 31, 2011. Partially offsetting the decline in proceeds from real estate sales and reported Resort EBITDA was a decrease in investments in real estate of $9.4 million, a decrease in accounts receivable, net of $7.7 million and an increase in accounts payable and accrued liabilities of $5.2 million during the six months ended January 31, 2012 compared to the six months ended January 31, 2011.

Cash used in investing activities for the six months ended January 31, 2012 decreased by $28.9 million compared to the six months ended January 31, 2011, due to the prior year acquisition of Northstar in October 2010 for $60.2 million (net of cash assumed), partially offset by an increase in resort capital expenditures of $31.3 million during the six months ended January 31, 2012 compared to the six months ended January 31, 2011.

Cash used in financing activities decreased $20.4 million during the six months ended January 31, 2012, compared to the six months ended January 31, 2011, due to a net reduction of $35.0 million outstanding under the Credit Agreement during the six months ended January 31, 2011, partially offset by cash dividends on common stock of $10.8 million and the repurchase of common stock for $7.9 million during the six months ended January 31, 2012.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree remaining minor expenditures on completed real estate projects and future development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our six ski resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $75 million to $85 million of resort capital expenditures for calendar year 2012. Included in these capital expenditures are approximately $40 million to $45 million, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar 2012 include replacement of an existing chairlift with a new state-of-the-art gondola at Vail mountain; replacement and enhancement of retail/rental point of sales system; investment in energy efficient snowmaking equipment and technology; renovations at the DoubleTree by Hilton owned lodging property (previously the Great Divide Lodge); and upgrades and integration to our marketing database and IT infrastructure, among other projects. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.

On February 21, 2012 we entered into an asset purchase agreement to acquire Kirkwood Mountain Resort in Lake Tahoe California for total consideration of approximately $18.0 million, subject to certain working capital adjustments as provided for in the purchase agreement. The acquisition is expected to close in March 2012 subject to closing conditions. In addition, on February 1, 2012 we acquired Skiinfo, which owns and operates several European websites focused on the ski and snowboarding industry, for total consideration of approximately $6.5 million.

Principal payments on the vast majority of our long-term debt ($487.9 million of the total $491.4 million debt outstanding as of January 31, 2012) are not due until fiscal 2019 and beyond. As of January 31, 2012 and 2011, total long-term debt (including long-term debt due within one year) was $491.4 million and $497.8 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $400.5 million as of January 31, 2011 to $395.7 million as of January 31, 2012.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of January 31, 2012. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares. We repurchased 203,377 shares of common stock during the six months ended January 31, 2012 at a cost of approximately $7.9 million. Since inception of this stock repurchase plan, we have repurchased 4,468,181 shares at a cost of approximately $170.7 million, through January 31, 2012. As of January 31, 2012, 1,531,819 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plans. Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture, dated as of April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.50% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. During the six months ended January 31, 2012, the Company paid cash dividends of $0.30 per share ($10.8 million in the aggregate). This dividend was funded through available cash on hand. On March 5, 2012 our Board of Directors approved a 25% increase to our annual cash dividend on our common stock commencing with the cash dividend payable on April 10, 2012 to stockholders of record as of March 26, 2012. The annual cash dividend rate is expected to be $0.75 per share, (or $27.0 million annually based upon shares outstanding as of January 31, 2012), subject to quarterly declaration. Subject to the discretion of our Board of Directors and subject to applicable law, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement and Indenture restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2012. We expect we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2012. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. While we anticipate that we would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2012, we had $52.6 million of variable rate indebtedness, representing 10.7% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2012 of 0.6% and 0.9%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2012, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended July 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page

3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005) (File No. 001-09614).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated December 7, 2011 (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed December 8, 2011) (File No. 001-09614).

3.3	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011 (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed December 8, 2011)(File No. 001-09614)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	23

Exhibit Number	Description	Sequentially Numbered Page

101	The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of January 31, 2012 (unaudited), July 31, 2011, and January 31, 2011 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2012 and January 31, 2011; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2012 and January 31, 2011; and (iv) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2012		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Co-President and
Chief Financial Officer
(Duly Authorized Officer)

Date: March 6, 2012		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer