Form 10-Q
period 2012-04-30
VAIL RESORTS INC
filed 2012-06-06
CIK 812011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

As of May 30, 2012, 36,049,566 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2012, July 31, 2011 and April 30, 2011	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended April 30, 2012 and 2011	F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended April 30, 2012 and 2011	F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2012 and 2011	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	April 30, 2012 (Unaudited)	July 31, 2011	April 30, 2011 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,110	$70,143	$168,596
Restricted cash	13,666	12,438	13,002
Trade receivables, net	65,133	58,529	46,417
Inventories, net	56,237	54,007	45,237
Other current assets	55,671	50,507	49,989

Total current assets	337,817	245,624	323,241
Property, plant and equipment, net (Note 6)	1,056,243	1,021,736	1,027,304
Real estate held for sale and investment	248,262	273,663	282,162
Goodwill, net	269,678	268,058	267,569
Intangible assets, net	93,715	91,098	91,285
Other assets	44,024	46,057	47,377

Total assets	$2,049,739	$1,946,236	$2,038,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$224,047	$221,359	$180,068
Income taxes payable	19,005	20,778	1,296
Long-term debt due within one year (Note 4)	1,119	1,045	45,357

Total current liabilities	244,171	243,182	226,721
Long-term debt (Note 4)	489,757	490,698	490,479
Other long-term liabilities (Note 6)	233,923	235,429	237,504
Deferred income taxes	185,160	133,208	184,373
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,516,476 (unaudited), 40,334,973 and 40,332,251 (unaudited) shares issued, respectively	405	403	403
Additional paid-in capital	583,818	575,689	572,558
Retained earnings	469,148	416,458	475,775
Treasury stock, at cost; 4,468,181 (unaudited), 4,264,804 and 4,264,804 (unaudited) shares, respectively (Note 11)	(170,696)	(162,827)	(162,827)
Accumulated other comprehensive income	61	—	—

Total Vail Resorts, Inc. stockholders’ equity	882,736	829,723	885,909
Noncontrolling interests	13,992	13,996	13,952

Total stockholders’ equity (Note 2)	896,728	843,719	899,861

Total liabilities and stockholders’ equity	$2,049,739	$1,946,236	$2,038,938

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2012	2011
Net revenue:
Mountain	$354,586	$351,418
Lodging	53,972	57,477
Real estate	12,587	13,221

Total net revenue	421,145	422,116
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	184,211	182,136
Lodging	47,103	48,643
Real estate	16,069	18,309

Total segment operating expense	247,383	249,088
Other operating expense:
Depreciation and amortization	(33,266)	(30,937)
Loss on disposal of fixed assets, net	(90)	(35)
Asset impairment charge	—	(2,561)

Income from operations	140,406	139,495
Mountain equity investment income, net	336	406
Investment (loss) income	(18)	114
Interest expense, net	(8,443)	(8,515)
Loss on extinguishment of debt	—	(6,615)

Income before provision for income taxes	132,281	124,885
Provision for income taxes	(52,753)	(48,045)

Net income	79,528	76,840
Net loss attributable to noncontrolling interests	41	27

Net income attributable to Vail Resorts, Inc.	$79,569	$76,867

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$2.21	$2.13

Diluted net income per share attributable to Vail Resorts, Inc.	$2.17	$2.08

Cash dividends declared per share	$0.1875	$—

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Nine months ended April 30,
	2012	2011
Net revenue:
Mountain	$720,194	$710,474
Lodging	155,872	160,270
Real estate	34,784	187,629

Total net revenue	910,850	1,058,373
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	478,256	456,496
Lodging	149,497	149,012
Real estate	46,479	188,716

Total segment operating expense	674,232	794,224
Other operating expense:
Depreciation and amortization	(95,245)	(88,945)
Loss on disposal of fixed assets, net	(1,123)	(343)
Asset impairment charge	—	(2,561)

Income from operations	140,250	172,300
Mountain equity investment income, net	944	1,324
Investment income	356	578
Interest expense, net	(25,226)	(25,110)
Loss on extinguishment of debt	—	(6,615)

Income before provision for income taxes	116,324	142,477
Provision for income taxes	(46,108)	(54,140)

Net income	70,216	88,337
Net loss attributable to noncontrolling interests	34	58

Net income attributable to Vail Resorts, Inc.	$70,250	$88,395

Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$1.95	$2.46

Diluted net income per share attributable to Vail Resorts, Inc.	$1.92	$2.41

Cash dividends declared per share	$0.4875	$—

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$70,216	$88,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,245	88,945
Cost of real estate sales	25,357	159,993
Stock-based compensation expense	9,349	9,338
Deferred income taxes, net	46,108	54,140
Asset impairment charge	—	2,561
Loss on extinguishment of debt	—	6,615
Other non-cash income, net	(4,548)	(6,156)
Changes in assets and liabilities:
Restricted cash	(1,109)	(988)
Trade receivables, net	(1,890)	10,228
Inventories, net	(1,494)	4,876
Investments in real estate	(2,005)	(24,191)
Accounts payable and accrued liabilities	(6,596)	(63,496)
Deferred real estate deposits	(129)	(30,510)
Other assets and liabilities, net	5,541	(8,347)

Net cash provided by operating activities	234,045	291,345
Cash flows from investing activities:
Capital expenditures	(107,999)	(73,569)
Acquisition of businesses	(23,479)	(60,528)
Other investing activities, net	(944)	(365)

Net cash used in investing activities	(132,422)	(134,462)
Cash flows from financing activities:
Proceeds from borrowings under the 6.50% Notes	—	390,000
Payments of tender of 6.75% Notes	—	(346,063)
Payment of financing costs	(228)	(8,123)
Proceeds from borrowings under other long-term debt	56,000	189,000
Payments of other long-term debt	(57,002)	(226,705)
Repurchases of common stock	(7,869)	—
Dividends paid	(17,559)	—
Other financing activities, net	2,006	(1,141)

Net cash used in financing activities	(24,652)	(3,032)

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Net increase in cash and cash equivalents	76,967	153,851
Cash and cash equivalents:
Beginning of period	70,143	14,745

End of period	$147,110	$168,596

The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	Organization and Business

Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates the seven world-class ski resort properties of Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada, as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, certain National Park Service concessionaire properties including Grand Teton Lodge Company (“GTLC”), which operates destination resorts at Grand Teton National Park, Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company’s operations at its National Park concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

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

Revision of Payroll Cost Reimbursement from Managed Hotel Properties— Revenue from reimbursement of payroll costs relates to payroll costs of managed hotel properties where the Company is the employer. The reimbursements are based upon the costs incurred with no added margin; therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income. The Company previously reported prior to its fiscal year ended July 31, 2011, payroll cost reimbursement from managed hotel properties net of reimbursed payroll costs; however, as the Company is the employer at certain managed hotel properties, and thus the primary obligor, these amounts should be reported gross within the Lodging segment. The Company determined that the impact of these revisions was not material to the Consolidated Statements of Operations for all applicable prior interim and annual periods. For the three and nine months ended April 30, 2012, revenue and expenses relating to reimbursed payroll costs were $5.6 million and $18.9 million, respectively. For the three and nine months ended April 30, 2011, the Company revised its presentation of these reimbursed payroll costs from a net presentation to a gross presentation in its Consolidated Condensed Statements of Operations to conform to its current presentation. The effect of this change increased Lodging net revenue (as previously reported in the prior year’s Form 10-Q) for the three and nine months ended April 30, 2011 from $49.8 million and $138.9 million, respectively to $57.5 million and $160.3 million, respectively, with a corresponding increase in the Lodging operating expense (as previously reported in the prior year’s Form 10-Q) for the three and nine months ended April 30, 2011 from $41.0 million and $127.7 million, respectively to $48.6 million and $149.0 million, respectively. Additionally, previously reported quarterly financial data for the three and nine months ended April 30, 2011 as presented in Note 10, Segment Information and Note 12, Guarantor Subsidiaries and Non-Guarantor Subsidiaries have been revised to reflect these revisions.

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

	For the Nine Months Ended April 30,
	2012			2011
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$829,723	$13,996	$843,719	$788,770	$13,617	$802,387
Net income (loss)	70,250	(34)	70,216	88,395	(58)	88,337
Stock-based compensation expense	9,349	—	9,349	9,338	—	9,338
Issuance of shares under share award plans, net of shares withheld for taxes	(2,661)	—	(2,661)	(656)	—	(656)
Tax benefit from share award plans	1,442	—	1,442	62	—	62
Cash dividends paid on common stock	(17,559)	—	(17,559)	—	—	—
Repurchases of common stock	(7,869)	—	(7,869)	—	—	—
Contributions from noncontrolling interests, net	—	30	30	—	393	393
Foreign currency translation adjustments	61	—	61	—	—	—

Balance, end of period	$882,736	$13,992	$896,728	$885,909	$13,952	$899,861

Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) is based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of April 30, 2012 are presented below (in thousands):

	April 30, 2012
	Carrying Value	Fair Value
6.50% Notes	$390,000	$408,038
Industrial Development Bonds	$41,200	$47,712
Other long-term debt	$7,101	$7,378

New Accounting Standards — In June 2011, the FASB issued ASU No. 2011-05 -“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” and in December 2011, issued ASU No. 2011-12—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-05 requires companies to present the total of comprehensive income, the components of net income and other components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-12 defers until further notice ASU No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU Nos. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s 2013 first fiscal quarter). The adoption of these updates only amends presentation and disclosure requirements concerning comprehensive income, as such the adoption of these updates will not affect the Company’s financial position or results of operations.

3.	Net Income Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended April 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$79,569	$79,569	$76,867	$76,867
Weighted-average shares outstanding	36,032	36,032	36,038	36,038
Effect of dilutive securities	—	672	—	831

Total shares	36,032	36,704	36,038	36,869

Net income per share attributable to Vail Resorts	$2.21	$2.17	$2.13	$2.08

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 42,000 and 1,000 for the three months ended April 30, 2012 and 2011, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2012 and 2011 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$70,250	$70,250	$88,395	$88,395
Weighted-average shares outstanding	36,034	36,034	35,988	35,988
Effect of dilutive securities	—	630	—	730

Total shares	36,034	36,664	35,988	36,718

Net income per share attributable to Vail Resorts	$1.95	$1.92	$2.46	$2.41

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 24,000 and 54,000 for the nine months ended April 30, 2012 and 2011, respectively.

On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on its common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company’s Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. During the three and nine months ended April 30, 2012, the Company paid cash dividends of $0.1875 and $0.4875 per share, respectively ($6.8 million and $17.6 million, respectively, in the aggregate). On June 5, 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.1875 per share payable on July 10, 2012 to stockholders of record as of June 25, 2012.

4.	Long-Term Debt

Long-term debt as of April 30, 2012, July 31, 2011 and April 30, 2011 is summarized as follows (in thousands):

	Maturity (a)	April 30, 2012	July 31, 2011	April 30, 2011
Credit Facility Revolver	2016	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes (b)	2019	390,000	390,000	390,000
6.75% Notes	—	—	—	43,937
Other	2012-2029	7,101	7,968	8,124

Total debt		490,876	491,743	535,836
Less: Current maturities (c)		1,119	1,045	45,357

Long-term debt		$489,757	$490,698	$490,479

(a)	Maturities are based on the Company’s July 31 fiscal year end.
(b)	On April 25, 2011, the Company completed a private offering for $390.0 million of 6.50% Notes. Pursuant to the registration rights agreement executed as part of the offering of the 6.50% Notes, the Company agreed to file a registration statement for an exchange offer registered under the Securities Act of 1933. The registration statement was declared effective on November 16, 2011, and on November 17, 2011, the Company commenced its offer to exchange up to $390.0 million principal amount of newly issued 6.50% Notes, registered under the Securities Act of 1933, for a like principal amount of its outstanding privately placed 6.50% Notes. The exchange offer expired on December 16, 2011 and all of the 6.50% Notes were tendered and exchanged for the new substantially identical registered notes.
(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2012 reflected by fiscal year are as follows (in thousands):

2012	$288
2013	839
2014	509
2015	533
2016	244
Thereafter	488,463

Total debt	$490,876

The Company incurred gross interest expense of $8.4 million and $8.5 million for the three months ended April 30, 2012 and 2011, respectively, of which $0.5 million and $0.4 million, respectively, was amortization of deferred financing costs. The Company had no capitalized interest during the three months ended April 30, 2012 and 2011. The Company incurred gross interest expense of $25.4 million and $25.6 million for the nine months ended April 30, 2012 and 2011, respectively, of which $1.5 million and $1.2 million, respectively, was amortization of deferred financing costs. The Company capitalized $0.1 million and $0.5 million of interest (related to real estate development) during the nine months ended April 30, 2012 and 2011, respectively.

5.	Acquisitions

Northstar

On October 25, 2010, the Company acquired 100% of the capital stock of BCRP Inc. and the interest of Northstar Group Commercial Properties (together, with their subsidiaries “Northstar”) that operate the Northstar mountain resort in North Lake Tahoe, California from Booth Creek Resort Properties LLC and other sellers for a total cash consideration of $60.2 million, net of cash assumed. Northstar is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. Additionally, Northstar operates a base area village at the resort, including the subleasing of commercial retail space and condominium property management.

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

Nine Months Ended
April 30,
2011
Pro forma net revenue	$1,062,786
Pro forma net income attributable to Vail Resorts, Inc.	$87,112
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.42
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.37

Kirkwood Mountain Resort

On April 12, 2012, the Company acquired substantially all of the assets of Kirkwood Mountain Resort (“Kirkwood”), a mountain resort located in Lake Tahoe, California, for total cash consideration of approximately $18.2 million, net of cash assumed, subject to certain working capital adjustments as provided for in the purchase agreement. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $14.8 million in property, plant and equipment, $2.9 million in other assets, $1.0 million in indefinite-lived intangible assets, $2.2 million in other intangible assets (with a weighted-average amortization period of 15.8 years), and $2.7 million of assumed liabilities on the date of acquisition. The operating results of Kirkwood are reported within the Mountain segment.

Skiinfo

On February 1, 2012, the Company acquired the capital stock of Skiinfo, AS, a Norwegian company which owns and operates several European websites focused on the ski and snowboarding industry, for total cash consideration of $5.7 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $2.4 million in property plant and equipment, $2.6 million in other assets, $1.6 million in goodwill, $0.7 million in indefinite-lived intangible assets, $0.5 million in other intangible assets (with a weighted-average amortization period of 6.7 years), and $2.3 million of assumed liabilities on the date of acquisition. The operating results of Skiinfo are reported within the Mountain segment.

The estimated fair values of assets acquired and liabilities assumed for the acquisition of Kirkwood and Skiinfo are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

6.	Supplementary Balance Sheet Information

The composition of property, plant and equipment follows (in thousands):

	April 30,	July 31,	April 30,
	2012	2011	2011
Land and land improvements	$282,038	$271,742	$270,965
Buildings and building improvements	835,291	801,582	801,268
Machinery and equipment	566,466	539,983	542,582
Furniture and fixtures	240,367	215,862	211,839
Software	80,591	64,408	63,925
Vehicles	44,536	40,627	41,968
Construction in progress	26,341	34,638	22,314

Gross property, plant and equipment	2,075,630	1,968,842	1,954,861
Accumulated depreciation	(1,019,387)	(947,106)	(927,557)

Property, plant and equipment, net	$1,056,243	$1,021,736	$1,027,304

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2012	2011	2011
Trade payables	$52,844	$55,456	$42,619
Real estate development payables	2,775	3,360	4,731
Deferred revenue	68,182	66,044	38,589
Accrued salaries, wages and deferred compensation	23,534	26,350	28,736
Accrued benefits	26,089	22,107	27,752
Deposits	12,310	11,741	13,252
Accrued interest	13,534	8,511	1,962
Other accruals	24,779	27,790	22,427

Total accounts payable and accrued liabilities	$224,047	$221,359	$180,068

The composition of other long-term liabilities follows (in thousands):

	April 30,	July 31,	April 30,
	2012	2011	2011
Private club deferred initiation fee revenue and deposits	$144,697	$146,065	$146,768
Unfavorable lease obligation, net	36,726	38,729	39,397
Other long-term liabilities	52,500	50,635	51,339

Total other long-term liabilities	$233,923	$235,429	$237,504

7.	Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of April 30, 2012, the Employee Housing Entities had total assets of $32.8 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.1 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.6 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2012.

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

The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of April 30, 2012
Description	Balance at April 30, 2012	Level 1	Level 2	Level 3
Money Market	$1,392	$1,392	$—	$—
Commercial Paper	$6,993	$—	$6,993	$—
Certificates of Deposit	$1,890	$—	$1,890	$—

	Fair Value Measurement as of July 31, 2011
Description	Balance at July 31, 2011	Level 1	Level 2	Level 3
US Treasury	$8,381	$8,381	$—	$—
Certificates of Deposit	$2,490	$—	$2,490	$—

	Fair Value Measurement as of April 30, 2011
Description	Balance at April 30, 2011	Level 1	Level 2	Level 3
US Treasury	$8,378	$8,378	$—	$—
Certificates of Deposit	$1,290	$—	$1,290	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.	Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2012, July 31, 2011 and April 30, 2011, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees / Indemnifications

As of April 30, 2012, the Company had various other letters of credit in the amount of $59.5 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $4.3 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of April 30, 2012, July 31, 2011 and April 30, 2011 the accrual for the loss contingencies related to these matters was not material individually and in the aggregate.

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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Net revenue:
Lift tickets	$188,712	$187,341	$342,411	$342,514
Ski school	47,040	46,522	84,292	83,818
Dining	31,388	31,733	61,757	62,244
Retail/rental	60,144	59,364	160,958	155,737
Other	27,302	26,458	70,776	66,161

Total Mountain net revenue	354,586	351,418	720,194	710,474
Lodging	53,972	57,477	155,872	160,270

Total Resort net revenue	408,558	408,895	876,066	870,744
Real Estate	12,587	13,221	34,784	187,629

Total net revenue	$421,145	$422,116	$910,850	$1,058,373

Operating expense:
Mountain	$184,211	$182,136	$478,256	$456,496
Lodging	47,103	48,643	149,497	149,012

Total Resort operating expense	231,314	230,779	627,753	605,508
Real estate	16,069	18,309	46,479	188,716

Total segment operating expense	$247,383	$249,088	$674,232	$794,224

Mountain equity investment income, net	$336	$406	$944	$1,324
Reported EBITDA:
Mountain	$170,711	$169,688	$242,882	$255,302
Lodging	6,869	8,834	6,375	11,258

Resort	177,580	178,522	249,257	266,560
Real Estate	(3,482)	(5,088)	(11,695)	(1,087)

Total Reported EBITDA	$174,098	$173,434	$237,562	$265,473

Real estate held for sale and investment	$248,262	$282,162	$248,262	$282,162
Reconciliation to net income attributable to Vail Resorts, Inc:
Total Reported EBITDA	$174,098	$173,434	$237,562	$265,473
Depreciation and amortization	(33,266)	(30,937)	(95,245)	(88,945)
Loss on disposal of fixed assets, net	(90)	(35)	(1,123)	(343)
Asset impairment charge	—	(2,561)	—	(2,561)
Investment (loss) income	(18)	114	356	578
Interest expense, net	(8,443)	(8,515)	(25,226)	(25,110)
Loss on extinguishment of debt	—	(6,615)	—	(6,615)

Income before provision for income taxes	132,281	124,885	116,324	142,477
Provision for income taxes	(52,753)	(48,045)	(46,108)	(54,140)

Net income	$79,528	$76,840	$70,216	$88,337
Net loss attributable to noncontrolling interests	41	27	34	58

Net income attributable to Vail Resorts, Inc.	$79,569	$76,867	$70,250	$88,395

11.	Stock Repurchase Plan

On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the three months ended April 30, 2012. During the nine months ended April 30, 2012, the Company repurchased 203,377 shares of common stock at a cost of approximately $7.9 million. Since inception of its stock repurchase plan through April 30, 2012, the Company has repurchased 4,468,181 shares at a cost of approximately $170.7 million. As of April 30, 2012, 1,531,819 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plans.

12.	Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company’s payment obligations under the 6.50% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (including VR Acquisition, Inc., BCRP, Inc., Booth Creek Ski Holdings, Inc., Trimont Land Company, Northstar Commercial Properties, and Northstar Group Restaurant Properties LLC (collectively, “Northstar”) which were non-guarantor subsidiaries under the 6.75% Senior Subordinated Notes (“6.75% Notes”)) (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for, Eagle Park Reservoir Company, Larkspur Restaurant & Bar, LLC, Black Diamond Insurance, Inc., Skiinfo AS and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.50% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of April 30, 2012, July 31, 2011, and April 30, 2011. Statements of operations are presented for the three and nine months ended April 30, 2012 and 2011. Statements of cash flows are presented for the nine months ended April 30, 2012 and 2011. In addition, as noted above, Northstar subsidiaries are Guarantor Subsidiaries under the 6.50% Notes, which under the 6.75% Notes these subsidiaries were Non-Guarantor Subsidiaries. As such, reclassifications for Northstar subsidiaries have been made to the financial information as of and for the three and nine months ended April 30, 2011 to confirm to the current year presentation. For the three and nine months ended April 30, 2011, the Company revised its presentation of reimbursed payroll costs from managed hotel properties from a net presentation to a gross presentation in its Consolidated Condensed Statements of Operations (see Note 2, Summary of Significant Accounting Policies) to conform to its current presentation. Total revenue and total operating expense in the statements of operations for the three and nine months ended April 30, 2011 for the Guarantor Subsidiaries presented below have been revised to reflect this presentation.

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

Supplemental Condensed Consolidating Balance Sheet

As of April 30, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$138,001	$9,109	$—	$147,110
Restricted cash	—	12,619	1,047	—	13,666
Trade receivables, net	—	62,390	2,743	—	65,133
Inventories, net	—	56,050	187	—	56,237
Other current assets	32,809	20,925	1,937	—	55,671

Total current assets	32,809	289,985	15,023	—	337,817

Property, plant and equipment, net	—	1,007,074	49,169	—	1,056,243
Real estate held for sale and investment	—	248,262	—	—	248,262
Goodwill, net	—	268,057	1,621	—	269,678
Intangible assets, net	—	74,327	19,388	—	93,715
Other assets	7,368	32,124	4,532	—	44,024
Investments in subsidiaries	1,857,590	2,147	—	(1,859,737)	—
Advances	(381,351)	387,860	(6,509)	—	—

Total assets	$1,516,416	$2,309,836	$83,224	$(1,859,737)	$2,049,739

Current liabilities:
Accounts payable and accrued liabilities	$12,852	$205,081	$6,114	$—	$224,047
Income taxes payable	19,005	—	—	—	19,005
Long-term debt due within one year	—	911	208	—	1,119

Total current liabilities	31,857	205,992	6,322	—	244,171
Long-term debt	390,000	41,799	57,958	—	489,757
Other long-term liabilities	28,105	204,455	1,363	—	233,923
Deferred income taxes	183,718	—	1,442	—	185,160
Total Vail Resorts, Inc. stockholders’ equity	882,736	1,857,590	2,147	(1,859,737)	882,736
Noncontrolling interests	—	—	13,992	—	13,992

Total stockholders’ equity	882,736	1,857,590	16,139	(1,859,737)	896,728

Total liabilities and stockholders’ equity	$1,516,416	$2,309,836	$83,224	$(1,859,737)	$2,049,739

Supplemental Condensed Consolidating Balance Sheet

As of July 31, 2011

(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$63,365	$6,778	$—	$70,143
Restricted cash	—	11,781	657	—	12,438
Trade receivables, net	—	57,746	783	—	58,529
Inventories, net	—	53,775	232	—	54,007
Other current assets	29,167	21,063	277	—	50,507

Total current assets	29,167	207,730	8,727	—	245,624
Property, plant and equipment, net	—	972,963	48,773	—	1,021,736
Real estate held for sale and investment	—	273,663	—	—	273,663
Goodwill, net	—	268,058	—	—	268,058
Intangible assets, net	—	72,943	18,155	—	91,098
Other assets	8,060	33,296	4,701	—	46,057
Investments in subsidiaries	1,721,269	(3,862)	—	(1,717,407)	—
Advances	(349,144)	356,981	(7,837)	—	—

Total assets	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Current liabilities:
Accounts payable and accrued liabilities	$7,117	$211,565	$2,677	$—	$221,359
Income taxes payable	20,778	—	—	—	20,778
Long-term debt due within one year	—	848	197	—	1,045

Total current liabilities	27,895	212,413	2,874	—	243,182
Long-term debt	390,000	42,532	58,166	—	490,698
Other long-term liabilities	28,526	205,558	1,345	—	235,429
Deferred income taxes	133,208	—	—	—	133,208
Total Vail Resorts, Inc. stockholders’ equity (deficit)	829,723	1,721,269	(3,862)	(1,717,407)	829,723
Noncontrolling interests	—	—	13,996	—	13,996

Total stockholders’ equity	829,723	1,721,269	10,134	(1,717,407)	843,719

Total liabilities and stockholders’ equity	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Supplemental Condensed Consolidating Balance Sheet

As of April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$162,982	$5,614	$—	$168,596
Restricted cash	—	12,423	579	—	13,002
Trade receivables, net	450	45,189	778	—	46,417
Inventories, net	—	45,053	184	—	45,237
Other current assets	27,767	21,944	278	—	49,989

Total current assets	28,217	287,591	7,433	—	323,241

Property, plant and equipment, net	—	978,854	48,450	—	1,027,304
Real estate held for sale and investment	—	282,162	—	—	282,162
Goodwill, net	—	267,569	—	—	267,569
Intangible assets, net	—	73,130	18,155	—	91,285
Other assets	8,590	34,070	4,717	—	47,377
Investments in subsidiaries	1,800,382	(3,740)	—	(1,796,642)	—
Advances	(300,046)	306,359	(6,313)	—	—

Total assets	$1,537,143	$2,225,995	$72,442	$(1,796,642)	$2,038,938

Current liabilities:
Accounts payable and accrued liabilities	$2,425	$175,385	$2,258	$—	$180,068
Income taxes payable	1,296	—	—	—	1,296
Long-term debt due within one year	43,937	1,223	197	—	45,357

Total current liabilities	47,658	176,608	2,455	—	226,721
Long-term debt	390,000	42,313	58,166	—	490,479
Other long-term liabilities	29,203	206,692	1,609	—	237,504
Deferred income taxes	184,373	—	—	—	184,373
Total Vail Resorts, Inc. stockholders’ equity (deficit)	885,909	1,800,382	(3,740)	(1,796,642)	885,909
Noncontrolling interests	—	—	13,952	—	13,952

Total stockholders’ equity	885,909	1,800,382	10,212	(1,796,642)	899,861

Total liabilities and stockholders’ equity	$1,537,143	$2,225,995	$72,442	$(1,796,642)	$2,038,938

Supplemental Condensed Consolidating Statement of Operations

For the three months ended April 30, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$417,945	$6,225	$(3,025)	$421,145
Total operating expense	98	277,907	5,721	(2,987)	280,739

(Loss) income from operations	(98)	140,038	504	(38)	140,406
Other expense, net	(6,637)	(1,514)	(348)	38	(8,461)
Equity investment income, net	—	336	—	—	336

(Loss) income before benefit (provision) for income taxes	(6,735)	138,860	156	—	132,281
Benefit (provision) for income taxes	2,626	(55,379)	—	—	(52,753)

Net (loss) income before equity in income of consolidated subsidiaries	(4,109)	83,481	156	—	79,528
Equity in income of consolidated subsidiaries	83,678	197	—	(83,875)	—

Net income	79,569	83,678	156	(83,875)	79,528
Net loss attributable to noncontrolling interests	—	—	41	—	41

Net income attributable to Vail Resorts, Inc.	$79,569	$83,678	$197	$(83,875)	$79,569

Supplemental Condensed Consolidating Statement of Operations

For the three months ended April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$420,759	$4,250	$(2,893)	$422,116
Total operating expense	5	281,496	3,975	(2,855)	282,621

(Loss) income from operations	(5)	139,263	275	(38)	139,495
Other expense, net	(13,374)	(1,325)	(355)	38	(15,016)
Equity investment income, net	—	406	—	—	406

(Loss) income before benefit (provision) for income taxes	(13,379)	138,344	(80)	—	124,885
Benefit (provision) for income taxes	5,151	(53,196)	—	—	(48,045)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(8,228)	85,148	(80)	—	76,840
Equity in income (loss) of consolidated subsidiaries	85,095	(53)	—	(85,042)	—

Net income (loss)	76,867	85,095	(80)	(85,042)	76,840
Net loss attributable to noncontrolling interests	—	—	27	—	27

Net income (loss) attributable to Vail Resorts, Inc.	$76,867	$85,095	$(53)	$(85,042)	$76,867

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended April 30, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$907,169	$12,615	$(8,934)	$910,850
Total operating expense	39	766,644	12,736	(8,819)	770,600

(Loss) income from operations	(39)	140,525	(121)	(115)	140,250
Other expense, net	(19,922)	(4,022)	(1,041)	115	(24,870)
Equity investment income, net	—	944	—	—	944

(Loss) income before benefit (provision) for income taxes	(19,961)	137,447	(1,162)	—	116,324
Benefit (provision) for income taxes	8,206	(54,314)	—	—	(46,108)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(11,755)	83,133	(1,162)	—	70,216
Equity in income (loss) of consolidated subsidiaries, net	82,005	(1,128)	—	(80,877)	—

Net income (loss)	70,250	82,005	(1,162)	(80,877)	70,216
Net loss attributable to noncontrolling interests	—	—	34	—	34

Net income (loss) attributable to Vail Resorts, Inc.	$70,250	$82,005	$(1,128)	$(80,877)	$70,250

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,057,110	$10,082	$(8,819)	$1,058,373
Total operating expense	330	883,947	10,501	(8,705)	886,073

(Loss) income from operations	(330)	173,163	(419)	(114)	172,300
Other expense, net	(26,892)	(3,404)	(965)	114	(31,147)
Equity investment income, net	—	1,324	—	—	1,324

(Loss) income before benefit (provision) for income taxes	(27,222)	171,083	(1,384)	—	142,477
Benefit (provision) for income taxes	11,157	(65,297)	—	—	(54,140)

Net (loss) income before equity in income (loss) of consolidated subsidiaries	(16,065)	105,786	(1,384)	—	88,337
Equity in income (loss) of consolidated subsidiaries, net	104,460	(1,326)	—	(103,134)	—

Net income (loss)	88,395	104,460	(1,384)	(103,134)	88,337
Net loss attributable to noncontrolling interests	—	—	58	—	58

Net income (loss) attributable to Vail Resorts, Inc.	$88,395	$104,460	$(1,326)	$(103,134)	$88,395

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended April 30, 2012

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by operating activities	$38,944	$193,371	$1,730	$234,045
Cash flows from investing activities:
Capital expenditures	—	(107,779)	(220)	(107,999)
Acquisition of businesses	—	(24,311)	832	(23,479)
Other investing activities, net	—	(944)	—	(944)

Net cash (used in) provided by investing activities	—	(133,034)	612	(132,422)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	56,000	—	56,000
Payments of other long-term debt	—	(56,805)	(197)	(57,002)
Payment of financing costs	(88)	(140)	—	(228)
Repurchases of common stock	(7,869)	—	—	(7,869)
Dividends paid	(17,559)	—	—	(17,559)
Other financing activities, net	1,590	226	190	2,006
Advances	(15,018)	15,018	—	—

Net cash (used in) provided by financing activities	(38,944)	14,299	(7)	(24,652)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	(4)

Net increase in cash and cash equivalents	—	74,636	2,331	76,967
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143

End of period	$—	$138,001	$9,109	$147,110

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended April 30, 2011

(in thousands)

(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by operating activities	$27,933	$262,213	$1,199	$291,345
Cash flows from investing activities:
Capital expenditures	—	(73,524)	(45)	(73,569)
Acquisition of business	—	(60,528)	—	(60,528)
Other investing activities, net	—	(365)	—	(365)

Net cash used in investing activities	—	(134,417)	(45)	(134,462)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	189,000	—	189,000
Payments of other long-term debt	—	(226,518)	(187)	(226,705)
Proceeds from borrowings under the 6.50% Notes	390,000	—	—	390,000
Payment of tender of 6.75% Notes	(346,063)	—	—	(346,063)
Payment of financing costs	(8,123)	—	—	(8,123)
Other financing activities, net	1,313	(3,671)	1,217	(1,141)
Advances	(65,060)	65,060	—	—

Net cash (used in) provided by financing activities	(27,933)	23,871	1,030	(3,032)

Net increase in cash and cash equivalents	—	151,667	2,184	153,851
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745

End of period	$—	$162,982	$5,614	$168,596

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2011 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2012 and 2011 and for the three and nine months then ended, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

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

Mountain Segment

The Mountain segment is comprised of the operations of seven ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts) and the Heavenly, Northstar and Kirkwood (acquired on April 12, 2012) mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts) as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our seven ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 53% of Mountain segment net revenue for both the three months ended April 30, 2012 and 2011 and approximately 48% of Mountain segment net revenue for both the nine months ended April 30, 2012 and 2011.

Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For both the 2011/2012 and 2010/2011 ski seasons, Destination guests comprised approximately 57% of our skier visits, while In-State guests comprised approximately 43% of our skier visits.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is generally less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our ski resorts. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts generally in advance of the ski season and typically ski more days each season at our resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the 2011/2012 and 2010/2011 ski seasons, approximately 40% and 35%, respectively, of total lift ticket revenue was comprised of season pass revenue.

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

The performance of lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 92% and 91% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended April 30, 2012 and 2011, respectively, and 75% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the nine months ended April 30, 2012 and 2011. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our National Park Service concessionaire properties (as their operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties

Together with those risk factors identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•

The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season. In March 2012, we began our pre-season pass sales program for the 2012/2013 ski season. Through May 29, 2012, our spring pre-season pass sales for the upcoming 2012/2013 ski season (including Kirkwood Mountain Resort (“Kirkwood”) for both the current and prior year, which prior year includes spring pass sales that occurred before our acquisition of Kirkwood in April 2012) have increased approximately 17% in units and increased approximately 22% in sales dollars, compared to the prior year period ended May 31, 2011, which spring sales period has historically represented roughly one third of our total season pass sales in any given year. However, we cannot predict if this favorable trend will continue through the Fall 2012 pass sales campaign or the overall impact that season pass sales will have on lift ticket revenue for the 2012/2013 ski season.

•

We experienced at or near historical low snowfall levels throughout much of the 2011/2012 ski season including the key Christmas, Spring Break and Easter periods, which had an adverse impact on skier visitation and our results of operations for the three and nine months ended April 30, 2012. However, average guest spend on ancillary services and products improved for the three and nine months ended April 30, 2012 compared to the same periods in the prior year which may be indicative of improvement in leading economic indicators and consumer spend. We cannot predict whether snowfall conditions in the future will return to historical normal levels, nor can we predict that the favorable trends in average guest spend will continue.

•

Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on real estate under contract, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. During the nine months ended April 30, 2012 we closed on nine units at The Ritz-Carlton Residences, Vail (with an additional two units having closed subsequent to April 30, 2012). Additionally, we have closed on six units at One Ski Hill Place in Breckenridge during the nine months ended April 30, 2012 (with an additional one unit having closed subsequent to April 30, 2012). We currently have on a combined basis 75 units available for sale at The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge. We have increased risk associated with selling and closing units in these projects as a result of the continued instability in the residential real estate credit markets and a slowdown in the overall real estate market. Buyers have been or may be unable to close on units in part due to a reduction in funds available to buyers and/or decreases in mortgage availability. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if the current weakness in the real estate market were to persist for multiple years thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•

During the three months ended April 30, 2012, we completed the acquisitions of Kirkwood and Skiinfo for net cash consideration, of approximately $18.2 million and $5.7 million, respectively, and increased our regular quarterly cash dividend on our common stock by approximately $1.4 million (or approximately $5.4 million annually). At April 30, 2012, we had $147.1 million in cash and cash equivalents as well as $332.7 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). Additionally, we believe our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement will allow for sufficient flexibility in our ability to make future acquisitions, investments and distributions and incur debt. The above, combined with the completion of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, has and is currently anticipated to provide us with significant liquidity which will allow us to consider strategic investments and other forms of providing return to our stockholders including the continued payout of a quarterly cash dividend. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•

Under GAAP, we test goodwill and indefinite lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2011 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. Historically low snowfall experienced throughout the 2011/2012 ski season has resulted in a decline in the expected cash flows assumed in our fiscal 2011 annual impairment test for the current period. We do not however believe that this decline is other than temporary and thus continue to believe that the estimated fair value of each of our reporting units remain in excess of their carrying values. However, if these lower than expected levels of cash flows were to continue due to adverse weather conditions or a prolonged weakness in general economic conditions it could cause less than expected growth and/or reduction in terminal values and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS

Summary

Shown below is a summary of operating results for both the three and nine months ended April 30, 2012, compared to the three and nine months ended April 30, 2011 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Mountain Reported EBITDA	$170,711	$169,688	$242,882	$255,302
Lodging Reported EBITDA	6,869	8,834	6,375	11,258

Resort Reported EBITDA	177,580	178,522	249,257	266,560
Real Estate Reported EBITDA	(3,482)	(5,088)	(11,695)	(1,087)
Income before provision for income taxes	132,281	124,885	116,324	142,477
Net income attributable to Vail Resorts, Inc.	$79,569	$76,867	$70,250	$88,395

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2012 compared to the three months ended April 30, 2011

Mountain segment operating results for the three months ended April 30, 2012 and 2011 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2012	2011
Net Mountain revenue:
Lift tickets	$188,712	$187,341	0.7%
Ski school	47,040	46,522	1.1%
Dining	31,388	31,733	(1.1)%
Retail/rental	60,144	59,364	1.3%
Other	27,302	26,458	3.2%

Total Mountain net revenue	$354,586	$351,418	0.9%

Mountain operating expense:
Labor and labor-related benefits	$72,583	$74,332	(2.4)%
Retail cost of sales	22,633	20,001	13.2%
Resort related fees	20,827	20,802	0.1%
General and administrative	30,164	26,972	11.8%
Other	38,004	40,029	(5.1)%

Total Mountain operating expense	$184,211	$182,136	1.1%

Mountain equity investment income, net	336	406	(17.2)%

Mountain Reported EBITDA	$170,711	$169,688	0.6%

Total skier visits	3,244	3,596	(9.8)%
ETP	$58.17	$52.10	11.7%

Mountain Reported EBITDA includes $1.6 million of stock-based compensation expense for both the three months ended April 30, 2012 and 2011.

Our resorts experienced historically low snowfall (with cumulative snowfall at our six resorts (excluding Kirkwood) down more than 50% over the prior ski season) and one of the mildest winters on record, including over the key Spring Break and Easter periods, which adversely impacted our skier visitation which was down 9.8% (with our Colorado and Tahoe resorts down 9.0% and 12.4%, respectively) for the three months ended April 30, 2012 compared to the same period in the prior year. Despite these unprecedented conditions, revenues were generally stabilized by increased season pass sales, higher pricing and increased average guest spend. Additionally, we acquired Kirkwood (on April 12, 2012) and Skiinfo (on February 1, 2012) during the three months ended April 30, 2012; however, these acquisitions did not significantly impact the Mountain segment results for the current period or comparability to the three months ended April 30, 2011.

Lift revenue increased $1.4 million, or 0.7%, for the three months ended April 30, 2012 compared to the same period in the prior year. This increase resulted from a $7.5 million, or 12.8%, increase in season pass revenue, mostly offset by a $6.2 million, or 4.8%, decline in lift revenue excluding season pass revenue. The increase in season pass revenue was driven primarily by an increase in pricing for season pass products as well as an increase in units sold. The decline in lift revenue excluding season pass revenue was due to a decline in visitation excluding season pass holders, of 13.0%, partially offset by an increase in ETP excluding season pass holders of $6.52, or 9.4%. The increase in ETP excluding season pass holders is attributable to increased pricing of our lift ticket products and a change in mix as a higher percentage of higher priced lead/window lift ticket products were sold in the three months ended April 30, 2012 compared to the same period in the prior year. Total ETP increased $6.07, or 11.7%, due primarily to the increase in ETP excluding season pass holders as discussed above and a decline in visitation per season pass holder of 7.7%, or approximately one half day on average per season pass holder.

Ski school revenue for the three months ended April 30, 2012 increased $0.5 million, or 1.1%, compared to the same period in the prior year, with our Colorado resorts’ ski school revenue increasing $1.1 million, or 2.7%, compared to the same period in the prior year. Although all of our resorts were negatively impacted by a decline in skier visitation as discussed above, the impact to ski school revenue resulting from lower visitation was entirely offset by improved yields per skier visit. Ski school revenue benefited from an overall 12.1% increase in yield per skier visit primarily due to higher guest penetration and pricing.

Dining revenue decreased $0.3 million, or 1.1%, for the three months ended April 30, 2012 compared to the same period in the prior year, and was negatively impacted by lower skier visitation as well as earlier terrain closings which impacted certain on mountain dining facilities. The adverse impact of lower skier visitation on dining revenue was partially offset by a 9.7% increase in yield per skier visit.

Retail/rental revenue increased $0.8 million, or 1.3%, for the three months ended April 30, 2012 compared to the same period in the prior year, which was primarily driven by an increase in retail sales of $1.7 million, or 4.5%. The increase in retail sales was primarily attributable to our on-line retailer (acquired in July 2011), partially offset by declines in retail sales occurring at our Any Mountain stores (in the San Francisco bay area) resulting from unseasonably warm weather in the San Francisco bay area. Additionally, impacting retail/rental revenue was a decline in rental revenue of $0.9 million, or 4.2%, due to the decline in skier visitation.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended April 30, 2012, other revenue increased $0.8 million, or 3.2%, compared to the three months ended April 30, 2011, due primarily to an increase in internet advertising revenue resulting from the acquisition of Skiinfo in February 2012.

Operating expense increased $2.1 million, or 1.1%, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. General and administrative expenses increased $3.2 million, or 11.8%, primarily due to higher Mountain segment component of corporate costs including expenses related to the introduction of EpicMix Photo in the current ski season, as well as, increased costs associated with higher internet advertising revenues resulting from the acquisition of Skiinfo. Retail cost of sales increased $2.6 million, or 13.2%, primarily due to an increase in retail sales volume primarily generated by our on-line retailer and reduced gross margins. Labor and labor-related benefits decreased $1.7 million, or 2.4%, for the three months ended April 30, 2012 when compared to the same period in the prior year. Labor costs were favorably impacted by a decrease in staffing levels primarily in ski school, as well as reduced bonus expense. Other expense decreased $2.0 million, or 5.1%, due to lower operating expenses including supplies, repairs and maintenance and property taxes, partially offset by acquisition related costs related to Kirkwood and Skiinfo.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Nine months ended April 30, 2012 compared to the nine months ended April 30, 2011

Mountain segment operating results for the nine months ended April 30, 2012 and 2011 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2012	2011
Net Mountain revenue:
Lift tickets	$342,411	$342,514	(0.0)%
Ski school	84,292	83,818	0.6%
Dining	61,757	62,244	(0.8)%
Retail/rental	160,958	155,737	3.4%
Other	70,776	66,161	7.0%

Total Mountain net revenue	$720,194	$710,474	1.4%

Mountain operating expense:
Labor and labor-related benefits	$174,231	$171,452	1.6%
Retail cost of sales	67,590	61,641	9.7%
Resort related fees	38,648	38,439	0.5%
General and administrative	89,074	82,818	7.6%
Other	108,713	102,146	6.4%

Total Mountain operating expense	$478,256	$456,496	4.8%

Mountain equity investment income, net	944	1,324	(28.7)%

Mountain Reported EBITDA	$242,882	$255,302	(4.9)%

Total skier visits	6,142	6,991	(12.1)%
ETP	$55.75	$48.99	13.8%

Mountain Reported EBITDA includes $5.9 million and $5.4 million of stock-based compensation expense for the nine months ended April 30, 2012 and 2011, respectively.

Our resorts experienced historically low snowfall and one of the mildest winters on record as previously stated, including over the key Christmas, Spring Break and Easter periods, which adversely impacted our skier visitation which was down 12.1% (with our Colorado and Tahoe resorts down 8.9% and 22.4%, respectively) for the current ski season compared to the prior ski season. Despite these unprecedented conditions, revenues were generally stabilized by increased season pass sales, higher pricing and increased average guest spend.

Lift revenue remained relatively flat for the nine months ended April 30, 2012, compared to the same period in the prior year, resulting from a $15.8 million, or 13.2%, increase in season pass revenue, offset by a $15.9 million, or 7.1%, decrease in lift revenue excluding season pass revenue. The increase in season pass revenue was driven primarily by an increase in pricing for season pass products as well as a 3% increase in unit sales. The decline in lift revenue excluding season pass revenue was due to a decline in visitation excluding season pass holders of 15.0%, partially offset by an increase in ETP excluding season pass holders of $6.30, or 9.3%. The increase in ETP excluding season pass holders was due primarily to price increases and a change in mix as a higher percentage of higher priced lead/window lift ticket products were sold in the nine months ended April 30, 2012 compared to the same period in the prior year. Total ETP increased $6.76, or 13.8%, due primarily to price increases, as discussed above, and a decline in visitation from our season pass holders of approximately 1.2 days per pass, or 11.3%.

Ski school revenue for the nine months ended April 30, 2012 increased $0.5 million, or 0.6%, compared to the same period in the prior year, with our Colorado resorts ski school revenue increasing $2.4 million, or 3.4%, compared to the same period in the prior year. Although all of our resorts were negatively impacted by a decline in skier visitation as discussed above, the impact to ski school revenue resulting from lower visitation was entirely offset by improved yields per skier visit. Ski school revenue benefited from an overall 14.4% increase in yield per skier visit primarily due to higher guest penetration and pricing.

Dining revenue for the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011, decreased $0.5 million, or 0.8%, which is primarily attributable to decreased skier visitation, and the impact of later terrain openings and earlier closings on certain dining facility operations, partially offset by a 12.9% increase in yield per skier visit.

Retail/rental revenue increased $5.2 million, or 3.4%, for the nine months ended April 30, 2012 compared to the same period in the prior year, which was primarily driven by an increase in retail sales of $6.9 million, or 6.1%. The increase in retail sales was primarily attributable to our on-line retailer (acquired in July 2011) and increased sales at our Colorado front range stores which were primarily attributable to strong sales at pre-ski season sales events, partially offset by declines in retail sales occurring at our Any Mountain stores (in the San Francisco bay area) resulting from unseasonably warm weather in the San Francisco bay area. Additionally, impacting retail/rental revenue was a decline in rental revenue of $1.7 million, or 4.0%, due to the decline in skier visitation.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the nine months ended April 30, 2012, other revenue increased $4.6 million, or 7.0%, compared to the nine months ended April 30, 2011, primarily due to incremental revenue from Northstar (acquired in October 2010), an increase in strategic alliance marketing revenue, increased internet advertising revenue resulting from the acquisition of Skiinfo in February 2012, and an increase in summer activities revenue.

Operating expense increased $21.8 million, or 4.8%, during the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011. The increase in operating expense includes a $2.5 million increase in electric utility expense largely as a result of extended snowmaking operations due to the unprecedented weather conditions occurring primarily during our second fiscal quarter (included in other expense). Additionally, retail cost of sales increased $5.9 million, or 9.7%, due to an increase in retail sales volume and reduced gross margins. General and administrative expense increased $6.3 million, or 7.6%, primarily due to higher Mountain segment component of corporate costs which includes costs related to the introduction of EpicMix Photo, increased sales and marketing expense, as well as, increased costs associated with higher internet advertising revenue resulting from the acquisition of Skiinfo, partially offset by $4.0 million of Northstar acquisition related costs incurred in the prior year. Other expense increased $6.6 million, or 6.4%, primarily due to higher utilities expense, and higher operating expense associated with the ownership of Northstar (acquired in October 2010). Additionally, labor and labor-related benefits increased $2.8 million, or 1.6%. Labor and labor-related benefits were impacted by incremental labor expense associated with the acquisition of Northstar and our on-line retailer, partially offset by a decrease in staffing primarily in ski school as well as reduced bonus expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for the nine months ended April 30, 2012, is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures on multi-unit projects compared to the nine months ended April 30, 2011.

Lodging Segment

Three months ended April 30, 2012 compared to the three months ended April 30, 2011

Lodging segment operating results for the three months ended April 30, 2012 and 2011 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three months ended April 30,		Percentage Increase (Decrease)
	2012	2011
Lodging net revenue:
Owned hotel rooms	$10,169	$10,291	(1.2)%
Managed condominium rooms	14,921	14,773	1.0%
Dining	5,704	5,636	1.2%
Transportation	8,097	8,687	(6.8)%
Other	9,439	10,448	(9.7)%

	48,330	49,835	(3.0)%
Payroll cost reimbursement	5,642	7,642	(26.2)%

Total Lodging net revenue	$53,972	$57,477	(6.1)%

Lodging operating expense:
Labor and labor-related benefits	$21,059	$20,473	2.9%
General and administrative	7,457	7,376	1.1%
Other	12,945	13,152	(1.6)%

	41,461	41,001	1.1%
Reimbursed payroll costs	5,642	7,642	(26.2)%

Total Lodging operating expense	$47,103	$48,643	(3.2)%

Lodging Reported EBITDA	$6,869	$8,834	(22.2)%

Owned hotel statistics:
ADR	$232.10	$217.67	6.6%
RevPar	$140.14	$142.15	(1.4)%
Managed condominium statistics:
ADR	$376.71	$347.02	8.6%
RevPar	$136.41	$136.03	0.3%
Owned hotel and managed condominium statistics (combined):
ADR	$321.48	$297.19	8.2%
RevPar	$137.42	$137.71	(0.2)%

The Lodging segment ADR and RevPAR statistics presented above for the three months ended April 30, 2011 have been adjusted to include for all periods presented the managed condominium rooms in the Lake Tahoe region (acquired in October 2010) and exclude for all periods presented Breckenridge Mountain Lodge (an owned property that was closed for the three months ended April 30, 2012).

Lodging Reported EBITDA includes $0.4 million and $0.5 million of stock-based compensation expense for the three months ended April 30, 2012 and 2011, respectively.

Revenue from owned hotel rooms decreased $0.1 million, or 1.2%, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011, resulting from a decline in occupancy of 4.9 percentage points, mostly offset by a 6.6% increase in ADR. The decline in occupancy was primarily due to a decrease in transient guest visitation at our Colorado lodging resort properties, which were adversely impacted by a decrease in skier visitation at our Colorado ski resorts as discussed in the Mountain segment above. Also negatively impacting revenue from owned hotel rooms for the three months ended April 30, 2012 compared to the same period in the prior year was lower group business at our Keystone resort and the closure of a 71 room facility in Breckenridge. Revenue from managed condominium rooms increased $0.1 million, or 1.0%, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011, primarily due to additional managed condominium units at One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail, which largely contributed to the 8.6% increase in ADR as those units are generally higher priced luxury rentals. The revenue gains from One Ski Hill Place and The Ritz-Carlton Residences were mostly offset by a decline in transient guest visitation to our Keystone resort and Lake Tahoe region.

Dining revenue for the three months ended April 30, 2012 was relatively flat compared to the three months ended April 30, 2011, mainly due to increased dining revenue at The Arrabelle offset by a decline in group business at our Keystone resort and conversion of an owned restaurant at the Lodge at Vail to a leased facility. Transportation revenue for the three months ended April 30, 2012 decreased $0.6 million, or 6.8%, as compared to the three months ended April 30, 2011, primarily due to the reduced skier visitation as well as a decrease in revenue per passenger of 7.6% resulting from competitive pricing strategies implemented during the current fiscal quarter combined with a modest decline in passengers of 1.5%. Other revenue decreased $1.0 million, or 9.7%, during the three months ended April 30, 2012 compared to the same period in the prior year, primarily due to lower homeowner association management fee revenue and lower revenue from reimbursed costs (other than payroll) from managed hotel properties.

Operating expense (excluding reimbursed payroll costs) increased $0.5 million, or 1.1%, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011, due to an increase in labor and labor-related benefits of $0.6 million, or 2.9%, resulting from normal wage and benefit increases, partially offset by lower staffing levels associated with decreased occupancy. Additionally, general and administrative expense for the three months ended April 30, 2012 increased $0.1 million, or 1.1%, compared to the same period in the prior year, due to reorganization related expenses and an increase in estimated uncollectible accounts receivable from managed hotel properties in conjunction with the previously announced RockResorts reorganization plan, largely offset by a lower Lodging segment component of corporate costs. Other expense decreased $0.2 million, or 1.6%, primarily due to a decrease in property taxes and a decrease in reimbursable costs (other than payroll) associated with managed hotel properties.

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

Nine months ended April 30, 2012 compared to the nine months ended April 30, 2011

Lodging segment operating results for the nine months ended April 30, 2012 and 2011 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine months ended April 30,		Percentage Increase (Decrease)
	2012	2011
Lodging net revenue:
Owned hotel rooms	$30,892	$31,232	(1.1)%
Managed condominium rooms	34,061	32,950	3.4%
Dining	20,356	21,152	(3.8)%
Transportation	16,888	18,011	(6.2)%
Golf	7,636	7,168	6.5%
Other	27,149	28,420	(4.5)%

	136,982	138,933	(1.4)%
Payroll cost reimbursement	18,890	21,337	(11.5)%

Total Lodging net revenue	$155,872	$160,270	(2.7)%

Lodging operating expense:
Labor and labor-related benefits	$64,467	$64,084	0.6%
General and administrative	22,615	22,606	0.0%
Other	43,525	40,985	6.2%

	130,607	127,675	2.3%
Reimbursed payroll costs	18,890	21,337	(11.5)%

Total Lodging operating expense	$149,497	$149,012	0.3%

Lodging Reported EBITDA	$6,375	$11,258	(43.4)%

Owned hotel statistics:
ADR	$211.46	$198.79	6.4%
RevPar	$118.01	$122.13	(3.4)%
Managed condominium statistics:
ADR	$346.77	$313.27	10.7%
RevPar	$95.77	$101.20	(5.4)%
Owned hotel and managed condominium statistics (combined):
ADR	$282.71	$259.29	9.0%
RevPar	$102.62	$107.88	(4.9)%

The Lodging segment ADR and RevPAR statistics presented above for the nine months ended April 30, 2011 have been adjusted to include for all periods presented the managed condominium rooms in the Lake Tahoe region (acquired in October 2010) and exclude for all periods presented Breckenridge Mountain Lodge (an owned property that was closed for the nine months ended April 30, 2012).

Lodging Reported EBITDA includes $1.4 million and $1.6 million of stock-based compensation expense for the nine months ended April 30, 2012 and 2011, respectively.

Revenue from owned hotel rooms decreased $0.3 million, or 1.1%, for the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011, resulting from a decline in occupancy of 5.6 percentage points, mostly offset by an increase in ADR of 6.4%. The decline in occupancy is primarily due to a decrease in transient guest visitation at our Colorado lodging resort properties, which were adversely impacted by a decrease in skier visitation at our Colorado ski resorts as discussed in the Mountain segment above. Also negatively impacting revenue from owned hotel rooms for the nine months ended April 30, 2012 compared to the same period in the prior year was a decline in group business at our Keystone resort as well as the closure of a 71 room facility in Breckenridge. Partially offsetting the above was a 7.8% increase in room revenue earned by GTLC for the three months ended October 31, 2011 compared to the same period in the prior year. Revenue from managed condominium rooms increased $1.1 million, or 3.4%, for the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011, and was primarily attributable to additional managed condominium units at One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail, partially offset by the decline in group business at our Keystone resort.

Dining revenue for the nine months ended April 30, 2012 decreased $0.8 million, or 3.8%, as compared to the nine months ended April 30, 2011, primarily due to a decrease in group visitation at our Keystone resort and conversion of an owned restaurant at the Lodge at Vail to a leased facility, partially offset by increased dining revenue at The Arrabelle and GTLC (during the three months ended October 31, 2011). Transportation revenue decreased $1.1 million, or 6.2%, during the nine months ended April 30, 2012 compared to the same period in the prior year, primarily due to the decline in skier visitation as well as price decreases which resulted in a 4.0% decline in revenue per passenger combined with a modest decrease in passengers of 2.8%. Golf revenue increased $0.5 million or 6.5%, for the nine months ended April 30, 2012 compared to the same period in the prior year, primarily due to the addition of a golf course at Northstar as part of that resort acquisition. Other revenue decreased $1.3 million, or 4.5%, during the nine months ended April 30, 2012 compared to the same period in the prior year, primarily due to a decrease in conference services provided to our group business at our Keystone resort, lower management revenue from managed hotel properties, partially offset by an increase in ancillary revenue at GTLC.

Operating expense (excluding reimbursed payroll costs) increased $2.9 million, or 2.3%, for the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011. Operating expense during the nine months ended April 30, 2011 benefited from the receipt of $2.9 million, net of legal expenses, (included as a credit in other expense) for the settlement of alleged damages related to the CME acquisition. Labor and labor-related benefits increased $0.4 million, or 0.6%, primarily due to increased labor costs due to the addition of managed condominiums in the Lake Tahoe region, partially offset by lower staffing levels associated with decreased occupancy and decreased conference services provided to our group business. General and administrative expense for the nine months ended April 30, 2012 was flat compared to the nine months ended April 30, 2011. General and administrative expense was negatively impacted by reorganization related expenses and estimated uncollectible accounts receivable from managed hotel properties in conjunction with the previously announced RockResorts reorganization plan, offset by a lower Lodging segment component of corporate costs. Other expense, excluding the CME settlement, decreased $0.4 million, or 0.9%, primarily due to a decrease in variable operating costs associated with decreased occupancy, lower food and beverage cost of sales associated with lower volumes, a decrease in reimbursable costs (other than payroll) associated with managed hotel properties, renovation expenses incurred in the same period in the prior year related to a property in Breckenridge, partially offset by operating costs associated with the addition of managed condominiums in the Lake Tahoe region.

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

Real Estate Segment

Three months ended April 30, 2012 compared to the three months ended April 30, 2011

Real Estate segment operating results for the three months ended April 30, 2012 and 2011 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2012	2011
Total Real Estate net revenue	$12,587	$13,221	(4.8)%
Total Real Estate operating expense:
Cost of sales (including sales commission)	10,055	11,840	(15.1)%
Other	6,014	6,469	(7.0)%

Total Real Estate operating expense	16,069	18,309	(12.2)%

Real Estate Reported EBITDA	$(3,482)	$(5,088)	31.6%

Real Estate Reported EBITDA includes $0.5 million and $0.8 million of stock-based compensation expense for the three months ended April 30, 2012 and 2011, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and expense volumes and margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2012

Real Estate segment net revenue for the three months ended April 30, 2012 was driven primarily by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($10.7 million of revenue with an average selling price per unit of $2.7 million and a price per square foot of $1,112). The average price per square foot of this project is driven by its premier location and the comprehensive and exclusive amenities related to this project. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included rental revenue from placing certain of our unsold units into our rental program.

Operating expense for the three months ended April 30, 2012 included cost of sales of $9.4 million primarily resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (cost per square foot of $934). The cost per square foot for this project is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.7 million were incurred commensurate with revenue recognized. Other operating expense of $6.0 million (including $0.5 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Operating expense for the three months ended April 30, 2011 included cost of sales of $11.0 million primarily resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $976) and from the closing of three condominium units at One Ski Hill Place (average cost per square foot of $751). The cost per square foot for both of these projects is reflective of the high-end features and amenities associated with these properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.8 million were incurred commensurate with revenue recognized. Other operating expense of $6.5 million (including $0.8 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Nine months ended April 30, 2012 compared to the nine months ended April 30, 2011

Real Estate segment operating results for the nine months ended April 30, 2012 and 2011 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase
	2012	2011	(Decrease)
Total Real Estate net revenue	$34,784	$187,629	(81.5)%
Total Real Estate operating expense:
Cost of sales (including sales commission)	28,417	168,903	(83.2)%
Other	18,062	19,813	(8.8)%

Total Real Estate operating expense	46,479	188,716	(75.4)%

Real Estate Reported EBITDA	$(11,695)	$(1,087)	(975.9)%

Real Estate Reported EBITDA includes $2.0 million and $2.4 million of stock-based compensation expense for the nine months ended April 30, 2012 and 2011, respectively.

Nine months ended April 30, 2012

Real Estate segment net revenue for the nine months ended April 30, 2012 was driven primarily by the closing of nine condominium units at The Ritz-Carlton Residences, Vail ($22.4 million of revenue with an average selling price per unit of $2.5 million and an average price per square foot of $1,119) and six condominium units at One Ski Hill Place ($7.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $981). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included rental revenue from placing certain of our unsold units into our rental program.

Operating expense for the nine months ended April 30, 2012 included cost of sales of $26.6 million primarily resulting from the closing of nine condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $960) and from the closing of six condominium units at One Ski Hill Place (average cost per square foot of $813). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $1.8 million were incurred commensurate with revenue recognized. Other operating expense of $18.1 million (including $2.0 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Operating expense for the nine months ended April 30, 2011 included cost of sales of $162.3 million primarily resulting from the closing of 67 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,096) and from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $769). The cost per square foot for both of these projects is reflective of the high-end features and amenities associated with these properties and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $6.6 million were incurred commensurate with revenue recognized. Other operating expense of $19.8 million (including $2.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2012 increased $2.3 million and $6.3 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures and depreciation on unsold One Ski Hill Place and Ritz-Carlton Residences, Vail units that are included in our rental program.

Asset impairment charge. We previously extended a $2.6 million note receivable, including accrued interest, to an entity that owned a hotel that we managed. This entity was in default on certain debt owed by it and the third party owners of the entity were unable to reach an agreement to restructure the debt with their creditor. As a result, the creditor foreclosed on the hotel in June 2011. As such, we recorded an asset impairment charge relating to the note receivable of $2.6 million in our Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2011.

Loss on extinguishment of debt. In April 2011, we completed an offering for $390 million of 6.50% Notes, the proceeds of which, along with available cash resources, were used to retire the 6.75% Notes for total consideration of $1,013.75 per $1,000 principal amount. Of the $390 million outstanding 6.75% Notes, $346.1 million, or approximately 89%, were tendered as of April 30, 2011 (the 6.75% Notes were completely defeased in May 2011). A loss on extinguishment of debt in the amount of $6.6 million was recorded during the three and nine months ended April 30, 2011 in connection with the 6.75% Notes that were tendered. Additionally, other costs included in the charge included transaction fees, the write off of unamortized debt issuance costs on the 6.75% Notes and legal fees.

Income taxes. The effective tax rate for the three and nine months ended April 30, 2012 was 39.9% and 39.6%, respectively, compared to the effective tax rate for the three and nine months ended April 30, 2011 of 38.5% and 38.0%, respectively. The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, we recorded a $0.4 million and a $0.7 million income tax benefit in the nine months ended April 30, 2012 and 2011, respectively, due to a reversal of an income tax contingency resulting from the expiration of the statute of limitations.

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

Since the legal proceeding surrounding the utilization of the NOLs has not been fully resolved, including a determination of the amount of refund and the possibility that the District Court’s ruling may be appealed by the IRS, there remains considerable uncertainty of what portion, if any, of the NOLs will be realized, and as such, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements. However, the range of potential reversal of other long-term liabilities and accrued interest and penalties that would be recorded as a benefit to our income tax provision is between zero and $27.6 million.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Mountain Reported EBITDA	$170,711	$169,688	$242,882	$255,302
Lodging Reported EBITDA	6,869	8,834	6,375	11,258

Resort Reported EBITDA	177,580	178,522	249,257	266,560
Real Estate Reported EBITDA	(3,482)	(5,088)	(11,695)	(1,087)

Total Reported EBITDA	174,098	173,434	237,562	265,473
Depreciation and amortization	(33,266)	(30,937)	(95,245)	(88,945)
Loss on disposal of fixed assets, net	(90)	(35)	(1,123)	(343)
Asset impairment charge	—	(2,561)	—	(2,561)
Investment (loss) income	(18)	114	356	578
Interest expense, net	(8,443)	(8,515)	(25,226)	(25,110)
Loss on extinguishment of debt	—	(6,615)	—	(6,615)

Income before provision for income taxes	132,281	124,885	116,324	142,477
Provision for income taxes	(52,753)	(48,045)	(46,108)	(54,140)

Net income	79,528	76,840	70,216	88,337
Net loss attributable to noncontrolling interests	41	27	34	58

Net income attributable to Vail Resorts, Inc.	$79,569	$76,867	$70,250	$88,395

The following table reconciles Net Debt (in thousands):

	April 30,
	2012	2011
Long-term debt	$489,757	$490,479
Long-term debt due within one year	1,119	45,357

Total debt	490,876	535,836
Less: cash and cash equivalents	147,110	168,596

Net debt	$343,766	$367,240

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Our second and third fiscal quarters historically result in seasonally high cash on hand as our ski resorts are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we generated $77.0 million and $153.9 million of cash in the nine months ended April 30, 2012 and 2011, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows (primarily generated during our second and third fiscal quarters) combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $147.1 million of cash and cash equivalents at April 30, 2012, we have available $332.7 million for borrowing under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows, borrowings under the Credit Facility, if needed, and proceeds from future real estate closings. We believe the Credit Facility, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.25%.

Nine months ended April 30, 2012 compared to the nine months ended April 30, 2011

We generated $234.0 million of cash from operating activities during the nine months ended April 30, 2012, a decrease of $57.3 million compared to $291.3 million of cash generated during the nine months ended April 30, 2011. The decrease in operating cash flows was primarily a result of a reduction in proceeds from real estate closings that occurred in the nine months ended April 30, 2012, which generated $28.9 million in proceeds (net of sales commissions and deposits previously received) compared to $156.6 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the nine months ended April 30, 2011, with the prior year period including the sale of 45 Ritz-Carlton Residences, Vail units to The Ritz-

Carlton Development Company pursuant to a contractual agreement when that project received its certificate of occupancy. Additionally, cash from operating activities was impacted by the lower reported Resort EBITDA for the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011. Partially offsetting the decline in proceeds from real estate sales and reported Resort EBITDA was a decrease in investments in real estate of $22.2 million and an increase in accounts payable and accrued liabilities of $56.9 million, primarily due to payment of real estate development payables in the prior year in conjunction with completion of The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckinridge, and an increase in accrued interest, due to the change in timing of the semi-annual interest payments on our 6.50% Notes resulting from the extinguishment of the 6.75% Notes.

Cash used in investing activities for the nine months ended April 30, 2012 decreased by $2.0 million compared to the nine months ended April 30, 2011, due to the prior year acquisition of Northstar in October 2010 for $60.2 million (net of cash assumed), mostly offset by an increase in resort capital expenditures of $34.4 million during the nine months ended April 30, 2012 compared to the nine months ended April 30, 2011, and the acquisition of Kirkwood and Skiinfo for a combined $23.8 million (net of cash assumed) during the current fiscal year.

Cash used in financing activities increased $21.6 million during the nine months ended April 30, 2012, compared to the nine months ended April 30, 2011. The increase in cash used in financing cash flows was primarily due to cash dividends on common stock of $17.6 million and the repurchase of common stock for $7.9 million during the nine months ended April 30, 2012. Additionally, net proceeds of $35.8 million were received during the nine months ended April 30, 2011 from borrowings under the 6.50% Notes net of payment of the tender of the 6.75% Notes and associated financing costs, mostly offset by a net reduction of $35.0 million outstanding under the Credit Agreement during the nine months ended April 30, 2011.

Significant Uses of Cash

Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree remaining minor expenditures on completed real estate projects and future development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $85 million to $95 million of resort capital expenditures for calendar year 2012 which includes incremental capital related to Kirkwood and initial estimated summer related activities capital. Included in these capital expenditures are approximately $43 million to $47 million (including Kirkwood), which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $16 million was spent for capital expenditures in calendar year 2012 as of April 30, 2012, leaving approximately $69 million to $79 million to spend in the remainder of calendar year 2012. Discretionary expenditures for calendar 2012 include replacement of an existing chairlift with a new state-of-the-art gondola at Vail mountain; replacement and enhancement of retail/rental point of sales system; investment in energy efficient snowmaking equipment and technology; renovations at the DoubleTree by Hilton owned lodging property (previously the Great Divide Lodge); and upgrades and integration to our marketing database and IT infrastructure, among other projects. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.

Principal payments on the vast majority of our long-term debt ($487.9 million of the total $490.9 million debt outstanding as of April 30, 2012) are not due until fiscal 2019 and beyond. As of April 30, 2012 and 2011, total long-term debt (including long-term debt due within one year) was $490.9 million and $535.8 million (which included $43.9 million of non-tendered 6.75% Notes which was defeased in May 2011), respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $367.2 million as of April 30, 2011 to $343.8 million as of April 30, 2012.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of April 30, 2012. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

On March 9, 2006, our Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of our common stock repurchase authorization by an additional 3,000,000 shares. We repurchased 203,377 shares of common stock during the nine months ended April 30, 2012 at a cost of approximately $7.9 million. Since inception of this stock repurchase plan, we have repurchased 4,468,181 shares at a cost of approximately $170.7 million, through April 30, 2012. As of April 30, 2012, 1,531,819 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our employee share award plans. Acquisitions under the stock repurchase program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture, dated as of April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.50% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on our capitalization.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 our Board of Directors approved a 25% increase to our annual cash dividend, commencing with the cash dividend paid on April 10, 2012 to stockholders of record as of March 26, 2012. The annual cash dividend rate is expected to be $0.75 per share (or $27.0 million annually based upon shares outstanding as of April 30, 2012), subject to quarterly declaration. For the nine months ended April 30, 2012, the Company paid cash dividends of $0.4875 per share ($17.6 million in the aggregate). These dividends were funded through available cash on hand. Subject to the discretion of our Board of Directors and subject to applicable law, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, Credit Agreement and Indenture restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2012. We expect we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the fiscal year ending July 31, 2012. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. While we anticipate that we would obtain such waiver or amendment, if any were necessary, there can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2012, we had $52.6 million of variable rate indebtedness, representing 10.7% of our total debt outstanding, at an average interest rate during both the three and nine months ended April 30, 2012 of 0.3%. Based on variable-rate borrowings outstanding as of April 30, 2012, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

Exhibit Number	Description	Sequentially Numbered Page

3.1	Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005) (File No. 001-09614).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated December 7, 2011 (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed December 8, 2011) (File No. 001-09614).

3.3	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011 (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed December 8, 2011)(File No. 001-09614)

4.1	Supplemental Indenture, dated April 11, 2012, by and among Vail Resorts, Inc., the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	22

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	31

Exhibit Number	Description	Sequentially Numbered Page

101	The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of April 30, 2012 (unaudited), July 31, 2011, and April 30, 2011 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2012 and April 30, 2011; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2012 and April 30, 2011; and (iv) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2012		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Co-President and
Chief Financial Officer
(Duly Authorized Officer)

Date: June 6, 2012		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer