Form 10-K
period 2012-07-31
VAIL RESORTS INC
filed 2012-09-25
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012
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
☒  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $43.61 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,556,458,082.
As of September 18, 2012, 35,584,236 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2012 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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
These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	our ability to grow our resort and real estate operations;

•	our ability to successfully initiate, complete and sell our real estate development projects and achieve the anticipated financial benefits from such projects;

•	further adverse changes in real estate markets;

•	continued volatility in credit markets;

•	our ability to obtain financing on terms acceptable to us to finance our future real estate development, capital expenditures and growth strategy;

•	our reliance on government permits or approvals for our use of Federal land or to make operational and capital improvements;

•	demand for planned summer activities and our ability to successfully obtain necessary approvals and construct the planned improvements;

•	adverse consequences of current or future legal claims;

•	our ability to hire and retain a sufficient seasonal workforce;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	negative publicity which diminishes the value of our brands;

•	our ability to integrate and successfully realize anticipated benefits of acquisitions and future acquisitions; and

•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.
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

Vail Resorts, Inc., a Delaware corporation, was organized as a public holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 75%, 21% and 4%, respectively, of our net revenue for the year ended July 31, 2012 (“Fiscal 2012”). Our Mountain segment operates seven world-class ski resort properties as well as ancillary services, primarily including ski school, dining and retail/rental operations, which provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. Our Lodging segment owns and/or manages a collection of luxury hotels under our RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to our ski resorts, certain National Park Service concessionaire properties including Grand Teton Lodge Company (“GTLC”), which operates destination resorts at Grand Teton National Park, Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Collectively, the Mountain and Lodging segments are considered the Resort segment. Our Real Estate segment owns and develops real estate in and around our resort communities. Financial information by segment is presented in Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

Our portfolio of world-class ski resorts currently includes:

•
Breckenridge Ski Resort (“Breckenridge”) - the single most visited ski resort in the United States for the 2011/2012 ski season and host of the highest chairlift in North America, the Imperial Express SuperChair, reaching 12,840 feet and offering above tree line expert terrain. Breckenridge is well known for its historic town, vibrant nightlife and progressive and award-winning pipes and parks.

•
Vail Mountain (“Vail Mountain”) - the second most visited ski resort in the United States for the 2011/2012 ski season and the single largest ski mountain in the United States. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort's rustic Blue Sky Basin.

•
Keystone Resort (“Keystone”) - the third most visited ski resort in the United States for the 2011/2012 ski season and home to the highly renowned A51 Terrain Park as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the slopes.

•
Beaver Creek Resort (“Beaver Creek”) - the fourth most visited ski resort in the United States for the 2011/2012 ski season. Beaver Creek is a European -style resort with multiple villages and also includes a world renowned children's ski school program focused on providing a first-class experience with unique amenities such as a dedicated children's gondola. Beaver Creek also annually hosts the only North American men's World Cup downhill races.

•
Heavenly Mountain Resort (“Heavenly”) - the tenth most visited ski resort in the United States for the 2011/2012 ski season and the second largest ski resort in the United States with over 4,800 skiable acres. Heavenly, located near the South Shore of Lake Tahoe, straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly boasts the largest snowmaking capacity in the Lake Tahoe region and offers great nightlife including its proximity to several casinos.

•
Northstar Resort (“Northstar”) - the sixteenth most visited ski resort in the United States for the 2011/2012 ski season and offers over 3,000 skiable acres. Northstar, located near the North Shore of Lake Tahoe, is host to a modern base area village featuring unique shops and restaurants, a conference center, a 9,000 square-foot skating rink and on-site lodging.

•
Kirkwood Mountain Resort (“Kirkwood”) - Kirkwood (acquired in April 2012) is located southwest of South Lake Tahoe and offers a unique location atop the Sierra Crest with elevations ranging 7,800 to 9,800 feet. Kirkwood is recognized by skiers and snowboarders as offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.

Vail Mountain, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, and Heavenly, Northstar and Kirkwood, located in the Lake Tahoe region of California/Nevada, are year-round mountain resorts. Each offers a full complement of recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, children's activities and other recreational activities.

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

Ski Industry/Market

There are approximately 760 ski areas in North America and approximately 475 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access. During the 2011/2012 ski season, combined skier visits for all the United States ski areas were approximately 51.0 million and all North American skier visits were approximately 69.3 million. Our ski resorts had 6.1 million skier visits during the 2011/2012 ski season, or approximately 12.0% of United States skier visits, and an approximate 9.0% share of the North American market's skier visits.

Our Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Airport, and the wide range of amenities available at each resort. Colorado has 29 ski areas, six of which are considered “Front Range Destination Resorts,” including all of our Colorado resorts, catering to both the Colorado Front Range and destination-skier markets. All Colorado ski resorts combined recorded approximately 11.0 million skier visits for the 2011/2012 ski season with skier visits at our Colorado ski resorts totaling 4.9 million, or approximately 44.0% of all Colorado skier visits for the 2011/2012 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entire California market and making it a convenient destination for both day skiers and destination guests. Heavenly located near the South Shore of Lake Tahoe, Northstar, located near the North Shore of Lake Tahoe, and Kirkwood, located about 35 miles southwest of South Lake Tahoe are popular year-round vacation destinations, featuring extensive summer attractions in addition to their winter sports offerings. Heavenly, Northstar and Kirkwood are proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada have 33 ski areas. Our Lake Tahoe resorts (including Kirkwood from the date of acquisition of April 12, 2012) had 1.3 million skier visits for the 2011/2012 ski season, capturing approximately 22.0% of California's and Nevada's approximately 5.8 million total skier visits for the 2011/2012 ski season.

Competition

There are significant barriers to entry for new ski areas due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new major resorts in North America for 30 years, which has and should continue to allow the best positioned resorts, including all of our resorts, to capture a majority of future industry growth. Our resorts compete with other major destination ski resorts, including Aspen/Snowmass, Copper Mountain, Deer Valley, Park City Mountain Resort, Squaw Valley USA, Steamboat, Whistler Blackcomb and Winter Park, as well as other ski areas in Colorado, California, Nevada, the Pacific Northwest and Southwest, and other destination ski areas worldwide and non-ski related vacation options and destinations.

While the ski industry has performed well in recent years in terms of number of skier visits, with the nine best seasons occurring in the past 10 years for United States visitation, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts, generating more revenue per skier visit and/or generating more visits from each skier. Better capitalized ski resorts, including our mountain resorts, are expanding their offerings as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain, on-mountain dining venues as well as amenities at the base areas of the resorts, all of which are aimed at increasing guest visitation and revenue per skier visit. We believe that we invest more in capital improvements than the vast majority of our competitors and that we can also create operating synergies by operating multiple resorts, thus enhancing our profitability. Additionally, through our sales of season passes, we provide our guests with a strong value option, in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. All of our resorts, with the exception of Kirkwood, typically rank in the twenty most visited ski resorts in the United States. Additionally, most of our resorts consistently rank in the top 25 ranked ski resorts in North America according to industry surveys, which we attribute to our resorts' ability to provide a high-quality experience.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2011/2012 (the “Kottke Survey”) and other industry publications.

All of our ski resorts maintain the distinction of competing effectively as both market leaders and quality leaders. The following factors contribute directly to each resort's success:

Exceptional mountain experience --

•	World-Class Mountain Resorts and Integrated Base Resort Areas

All seven of our mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels. Each resort is also fully integrated into expansive resort areas offering a broad array of lodging, dining, retail, nightlife and other amenities to the resort's guests, some of which we own or manage.

•	Snow Conditions

Our resorts are located in areas that generally receive significantly higher than average snowfall compared to most other ski resort locations in the United States. Our resorts in the Colorado Rocky Mountains and in the Sierra Nevada Mountains all receive average yearly snowfall between 20 and 39 feet. Even in these abundant snowfall areas, we have significant snowmaking systems that can help provide a more consistent experience, especially in the early season. Additionally, we provide several hundred acres of groomed terrain at each of our resorts with extensive fleets of snow grooming equipment.

•	Lift Service

We systematically upgrade our lifts to streamline skier traffic and maximize guest experience. In the past several years, we have installed several high-speed chairlifts and gondolas across our resorts, including an eight-passenger gondola at Keystone with a mid-station feature; an eight-passenger gondola at Breckenridge with two mid-station features; an eight-passenger gondola at Beaver Creek; a four-passenger high-speed chairlift servicing Vail Mountain's back bowls; and high speed chairlifts at both Beaver Creek and Northstar. Additionally, for the 2012/2013 ski season we expect to have installed a new state-of-the-art ten-passenger gondola at Vail Mountain.

•	Terrain Parks

Our resorts are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders. Each resort has multiple terrain parks that include progressively-challenging features. These park structures, coupled with freestyle ski school programs, promote systematic learning from basic to professional skills.

Extraordinary service and amenities --

•	Commitment to the Guest Experience

Our mission is to provide quality service at every level of the guest experience. Prior to arrival, guests can receive personal assistance through our full-service, in-house travel center (or for certain items through our comprehensive websites) to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and air and ground travel. On-mountain ambassadors engage guests and answer questions and all personnel, from lift operators to ski patrol, convey a guest-oriented culture. In addition, we introduced our ski and snowboard application EpicMix during the 2010/2011 ski season which, through the use of radio frequency technology, captures a guest's activity on the slopes (e.g. days and vertical feet skied, chairlifts ridden) and allows a guest to share his or her experience and accomplishments with family and friends on social networks like Facebook and Twitter. For the 2011/2012 ski season, we launched the second generation of EpicMix; with EpicMix Photo, which included professional photos and numerous other improvements in functionality and new features to the website and mobile application. The added capabilities of EpicMix Photo allow guests to take and share photos on social networks. For the upcoming 2012/2013 ski season, we plan to launch the third generation of EpicMix; EpicMix Racing. EpicMix Racing will allow our guests a new way to experience ski racing at our resorts and compare their race times to ski racing great, Lindsey Vonn, as well as compete against racers from around our world-class resorts and track and share all of their accomplishments. We also solicit guest feedback through a variety of surveys and results which are utilized to ensure high levels of customer satisfaction, to understand trends, and to develop future resort programs and amenities.

•	Season Pass Products

We offer a variety of season pass products for all of our ski resorts, marketed towards both out-of-state and international (“Destination”) guests and in-state and local (“In-State”) guests. Our season pass products are available for purchase predominately during the period prior to the start of the ski season. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts generally in advance of the ski season and typically ski more days each season at our resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts. Sales of season pass products are a key component of our overall Mountain revenue and also create strong synergies among our resorts. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all seven of our ski resorts. For the 2012/2013 ski season, in addition to the Epic Season Pass, we are providing value options to our guests by offering various pass products such as Epic Local Season Pass that allows pass holders access to all of our resorts with certain restrictions; the Summit Value Pass which provides access to Breckenridge and Keystone; the Tahoe Local Pass which provides unlimited access to Heavenly, Northstar, and Kirkwood; and the Tahoe Value Pass which provides access to Heavenly, Kirkwood and Northstar with certain restrictions. Season pass products generated approximately 40% of our total lift ticket revenue for the 2011/2012 ski season.

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

We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities including snowtubing, snowshoeing, guided snowmobile and scenic cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, hiking, 4x4 Jeep tours, and an alpine slide and an alpine coaster.

•	Dining

Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We operate approximately 100 of such dining options at our seven mountain resorts.

•	Retail/Rental

We have approximately 170 retail/rental locations, including an online retail presence, specializing in sporting goods including ski, snowboard, golf and cycling equipment. In addition to providing a major retail/rental presence at each of our ski resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area, Salt Lake City, and Wisconsin. Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer a prime venue for selling our season pass products.

•	Lodging and Real Estate Development

Quality lodging options are an integral part of providing a complete resort experience. Our 15 owned and managed hotels and resorts proximate to our mountain resorts, including five RockResorts branded properties, and a significant inventory of managed condominium rooms provide numerous accommodation options for our mountain resort guests. Our real estate development efforts provide us with the potential to add profitability while expanding our destination bed base and upgrading our resorts through the development of amenities such as luxury hotels, private clubs, spas, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets as part of their initiatives which enhance the overall resort experience. Examples include: Ritz-Carlton Residences, Vail, which opened in August 2010; One Ski Hill Place at Breckenridge, a RockResort property, which opened in June 2010; upgraded amenities at the Keystone Lodge for the 2010/2011 ski season; and extensive refurbishments and upgrades to the former Great Divide Lodge which became the DoubleTree by Hilton Breckenridge for the 2011/2012 ski season.

•	Environmental Stewardship and Social Responsibility

Environmental stewardship is a core philosophy for us. Our resorts operate in some of the world's greatest natural environments, and we are compelled to care for and preserve them. Additionally, thousands of our employees call these resorts home, which reinforces our commitment to the communities and environment we operate in. Recognizing the interdependence of the environment and the resort communities, we combined our existing environmental stewardship, charitable giving and employee engagement programs into one sustainability program. Through our sustainability program, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profits. Our environmental stewardship efforts are diverse and touch nearly every area of our operations. One of the most encompassing programs is our commitment to energy reduction. Through our "Target 10%" initiative, we have reduced our companywide energy use by 10%. Based on the success, we are targeting another 10% reduction by 2020.  In addition, forest health and protecting the iconic landscapes that surround our resorts is paramount. We demonstrate our commitment with several partnerships that help raise resources for local environmental programs and 2012 marks the final year of the Hayman Restoration Partnership - the largest public-private partnership in Colorado, that helped restore water quality for 75% of all Coloradoans' water and rehabilitated thousands of acres of forest. We also boast the largest on-mountain recycling program, a new zero waste program, and through our "Water on the Rocks" program, have committed to eliminate plastic bottles in our hotel rooms. Lastly, our charitable giving focuses on supporting educational and youth programs, encouraging innovation in and implementation of environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

Accessibility from major metropolitan areas--

Our ski resorts are well located and easily accessible by both Destination and In-State guests.

•	Colorado Resorts

The Colorado Front Range, with a population of approximately 4.4 million, and growing faster than the national average over the past 10 years, is within approximately 100 miles from each of our Colorado resorts, with access via a major interstate highway. Additionally, our Colorado resorts are proximate to both Denver International Airport and Eagle County Airport.

•	Lake Tahoe Resorts

Heavenly, Northstar, and Kirkwood, are proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay Area and draw skiers from throughout California and Nevada. Each of our Lake Tahoe resorts are approximately 100 miles from Sacramento/Central Valley and approximately 200 miles from the San Francisco Bay area via major interstate highways. Additionally, our Lake Tahoe resorts are serviced by the Reno/Tahoe International Airport, Sacramento International Airport and the San Francisco International Airport.

Marketing and Sales

We promote our resorts through targeted marketing and sales programs, which include customer relationship marketing (CRM) to targeted audiences, promotional programs, digital marketing (including social, search and display), loyalty programs that reward frequent guests and traditional media advertising where appropriate (e.g. targeted print, TV, radio).  Additionally, our resorts and the snowsports industry are frequently featured through our OnTheSnow.com website and beginning in Fiscal 2012 through the acquired Skiinfo.com website, which are two of the world's most visited online snowsports portals.  We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase multiple products for their vacations or other visits.  We also enter into strategic alliances with companies to enhance the guest in-resort experience and to create opportunities for cross-marketing.

Seasonality

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April. In an effort to partially counterbalance the concentration of revenue in the winter months, we offer non-ski season attractions such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, alpine slides and coasters, children's activities and other recreational activities such as golf (included in the operations of the Lodging segment). These activities also help attract destination conference and group business to our resorts. Additionally, we have a new comprehensive summer activities plan for Vail Mountain, Epic Discovery, a Summer Mountain Adventure, which will include a number of new activities, including zip lines, ropes courses, mountain excursions and Forest Flyers. We hope to begin construction on Epic Discovery activities, after U.S. Forest Service approvals, beginning in 2013. Similar plans are being finalized for Breckenridge and Heavenly with smaller scale improvements planned for our other resorts.

Lodging Segment

Our Lodging segment includes the following operations:

•
RockResorts -- a luxury hotel management company with a current portfolio of seven properties, including four Company-owned hotels and three managed resort properties with locations in Colorado, Dominican Republic, and Jamaica;

•
Five additional Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge, Crystal Peak Lodge, Ritz-Carlton Residences, Vail, Austria Haus Hotel and condominium management operations, which are in and around our ski resorts in both Colorado and the Lake Tahoe region, and Bimini Bay, Bahamas;

•
Two National Park Service (“NPS”) concessionaire properties - (i) GTLC, is a summer destination resort with three resort properties in the Grand Teton National Park, and (ii) Headwaters Lodge & Cabins at Flagg Ranch (“Headwater Lodge & Cabins” or “Flagg Ranch”), which is located between Yellowstone National Park and Grand Teton National Park, is primarily a summer destination resort with limited winter operations;

•	CME -- a resort ground transportation company in Colorado; and

•	Five Company-owned resort golf courses in Colorado, one in Wyoming and one operated in Lake Tahoe, California.

The Lodging segment currently includes approximately 4,900 owned and managed hotel and condominium rooms. Our resort hotels collectively offer a wide range of services to guests.

Our portfolio of owned or managed luxury resort hotels and other hotels and properties currently includes:

Name	Location	Own/Manage	Rooms
RockResorts:
The Lodge at Vail	Vail, CO	Own	169*
The Arrabelle at Vail Square	Vail, CO	Own	82*
The Pines Lodge	Beaver Creek, CO	Own	72*
The Osprey at Beaver Creek	Beaver Creek, CO	Own	47*
Half Moon	Rose Hall, Jamaica	Manage	398
One Ski Hill Place	Breckenridge, CO	Manage	68
Balcones del Atlantico	Santo Domingo, Dominican Republic	Manage	27

Other Hotels and Properties:
DoubleTree by Hilton Breckenridge (formerly The Great Divide Lodge)	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Inn at Keystone	Keystone, CO	Own	103
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Jackson Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat’l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	37
Headwaters Lodge & Cabins at Flagg Ranch	Moran, WY	Concessionaire Contract	92
Bimini Bay	Bahamas	Manage	271
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	342
Mountain Thunder Lodge	Breckenridge, CO	Manage	97
Crystal Peak Lodge	Breckenridge, CO	Manage	28
The Ritz-Carlton Residences, Vail	Vail, CO	Manage	40
Austria Haus Hotel	Vail, CO	Manage	25
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
CME represents the first point of contact with many of our guests when they arrive by air to Colorado. CME offers year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne) for ski and snowboard and other mountain resort experiences. CME offers four primary types of services, including; door-to-door shuttle business, point-to-point shuttle business with centralized drop-off at transportation hubs, private chartered vans and premier luxury charter vehicles. The vehicle fleet consists of approximately 260 vans and luxury SUVs, and transported approximately 300,000 resort guests over the past year.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts' hotels place them in the luxury category, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood's Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 657,000 rooms at approximately 1,800 properties in the United States as of July 2012. For Fiscal 2012, our owned hotels, which include a combination of certain RockResort hotels, as well as other hotels in proximity to our ski resorts, had an overall ADR of $205.02, a paid occupancy rate of 56.0% and revenue per available room (“RevPAR”) of $114.73, as compared to the upper upscale segment's ADR of $151.56, a paid occupancy rate of 70.4% and RevPAR of $106.67. We believe that this comparison to the upper upscale category is appropriate as our mix of owned hotels include those in the luxury and upper upscale categories, as well as certain of our hotels that fall in the upscale category. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry.

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

•
Our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including 5 properties and 3 hotel restaurants in our portfolio that are currently rated as AAA 4-Diamond.

•	Many of our hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience.

•
Each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another. This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains, which has resulted in two of our RockResort properties being ranked at the top of the Travel & Leisure 2012 World's Best Awards readers' survey.

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

•
We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts. Projects completed over the past several years include a full renovation of The Osprey at Beaver Creek (formerly known as the Inn at Beaver Creek), extensive upgrades to The Lodge at Vail, including a fully renovated ballroom, renovated meeting spaces, room upgrades and the addition of a 7,500 square foot spa, extensive room upgrades at GTLC's historic Jackson Lake Lodge, guest room renovations at the Keystone Lodge, restaurant renovation at The Arrabelle, and extensive refurbishments and upgrades to the DoubleTree by Hilton Breckenridge (formerly the Great Divide Lodge).

National Park Concessionaire Properties

We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15-year concessionaire agreement (that expires December 31, 2021) with the NPS. We also own Headwaters Lodge & Cabins at Flagg Ranch, which is located in Moran, Wyoming and is centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway, which operates under a 15-year concessionaire agreement (that expires October 31, 2026) with the NPS. GTLC also owns Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of the Grand Teton National Park near Jackson, Wyoming. GTLC's operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 397 areas within the National Park System covering approximately 84 million acres across the United States and its territories. Of the 397 areas, 58 are classified as National Parks. While there are more than 600 NPS concessionaires, ranging from small, privately-held businesses to large corporate conglomerates, we primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements. The NPS uses “recreation visits” to measure visitation within the National Park System. In calendar 2011, areas designated as National Parks received approximately 63 million recreation visits. The Grand Teton National Park, which spans approximately 310,000 acres, had approximately 2.6 million recreation visits during calendar 2011, or approximately 4.1% of total National Park recreation visits. Four full service concessionaires provide accommodations within the Grand Teton National Park, including GTLC. GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 361 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Grand Teton National Park operate near full capacity during their operating season.

Headwaters Lodge & Cabins features a range of lodging options from 92 standard, deluxe and premium cabins, to 97-space RV park and 35 campsites. Headwaters Lodge & Cabins also offers additional amenities including dining, retail and activities for our guests to enjoy, including horseback riding, guided fishing, float trips and guided Yellowstone National Park and Grand Teton National Park tours. In addition to these summer offerings, Headwater Lodge & Cabins provides limited winter operations to support Yellowstone National Park snowmobile tours.

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

Seasonality

Our lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, Headwaters Lodge & Cabins, certain managed properties and golf operations). In recent years, we have promoted our extensive conference facilities and added more off-season activities to help offset the seasonality of our lodging business. We operate seven golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC near Jackson, Wyoming, The Northstar Resort Golf Course and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort. The Greg Norman course at Red Sky Ranch was ranked the best public course in Colorado for 2012 by Golf Magazine, the Tom Fazio course at Red Sky Ranch was ranked the fifth best public course in Colorado for 2012 by Golf Magazine, and JHG&TC was ranked the third best public course in Wyoming for 2012 by Golf Magazine.

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

In recent years we have primarily focused on projects in our Real Estate segment that involve significant vertical development. Over the past several years our completed projects include The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge, the Arrabelle at Vail Square, Vail's Front Door, Crystal Peak Lodge at Breckenridge, and Gore Creek Place in Vail's Lionshead Village. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any direct third party financing).
Currently, VRDC's principal activities include the marketing and selling of remaining condominium units that are available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the purchase of selected strategic land parcels for future development. Although we continue to undertake preliminary planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects until the current economic environment for real estate improves. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to time the launch of future projects with a more favorable economic environment.

Employees
Through certain operating subsidiaries, we currently employ approximately 4,300 year-round employees and during the height of our operating season we employ approximately 16,200 seasonal employees. In addition, we employ approximately 230 year-round employees and 50 seasonal employees on behalf of the owners of our managed hotel properties. None of our employees are unionized. We consider employee relations to be good.

Regulation and Legislation
Federal Regulation
The 1986 Ski Area Permit Act (the “1986 Act”) allows the USDA Forest Service (the “Forest Service”) to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In addition, the 1986 Act requires a Master Development Plan for each ski area that is granted a SUP.

In November 2011, the 1986 Act was amended to clarify the Forest Service' authority to approve facilities primarily for year round recreation. Each distinct area of National Forest lands is required by the National Forest Management Plan to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.

Under the 1986 Act, the Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. Virtually all of the skiable terrain at Vail Mountain, Breckenridge, Heavenly, Keystone, and Kirkwood is located on Forest Service land. While Beaver Creek also operates on Forest Service land, a significant portion of the skiable terrain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on land that we own. Each of these six ski resorts operates under a SUP.

The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc. under operating lease agreements which were assumed by us in conjunction with the acquisition of Northstar in October 2010. Since Northstar is located entirely on private land, it does not require a SUP.

Special Use Permits

Vail Mountain operates under a SUP for the use of 12,353 acres that expires December 1, 2031. Breckenridge operates under a SUP for the use of 5,702 acres that expires December 31, 2029. Keystone operates under a SUP for the use of 8,376 acres that expires December 31, 2032. Beaver Creek operates under a SUP for the use of 3,849 acres that expires November 8, 2039. Heavenly operates under a SUP for the use of 7,050 acres that expires May 1, 2042. Kirkwood operates under a SUP for the use of approximately 2,330 acres that expires March 1, 2052. We anticipate requesting a new SUP for each resort prior to the expiration date identified above as provided by the Forest Service regulations and the terms of each existing SUP. We are not aware of the Forest Service refusing to issue a new SUP to replace an expiring SUP for a ski resort in operation at the time of expiration.

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

The SUPs may be amended by us or by the Forest Service to change the permit area or permitted uses. The Forest Service may amend a SUP, if it determines that such amendment is in the public interest. While the Forest Service is required to seek the permit-holders consent to any amendment, an amendment can be finalized over a permit-holder's objection. Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act (“NEPA”), both of which are discussed below.

The Forest Service can also terminate a SUP if it determines that termination is required in the public interest. However, to our knowledge, no SUP has ever been terminated by the Forest Service over the opposition of the permitee.

Master Development Plans

All improvements that we propose to make on National Forest System lands under any of our SUPs must be included in a Master Development Plan ("MDP"). MDPs describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare MDPs, which set forth a conceptual overview of all potential projects at each resort. The MDPs are reviewed by the Forest Service for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the Forest Service. Notwithstanding acceptance by the Forest Service of the conceptual MDPs, individual projects still require separate applications to be submitted evidencing compliance with NEPA and other applicable laws before the Forest Service will approve such projects. We update or amend our MDPs for Vail Mountain, Beaver Creek, Keystone, Breckenridge, Heavenly, and Kirkwood from time to time.

Forest Plans

Operational and development activities on National Forest System lands at our four Colorado ski resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (the “2002 ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”). At Heavenly, operational and development activities on National Forest System lands are subject to the Lake Tahoe Basin Management Unit Land and Resources Management Plan (the “Lake Tahoe Forest Plan”), which was adopted in 1988. At Kirkwood, operational and development activities on National Forest System lands are subject to the Eldorado National Forest Land and Resources Management Plan (the “Eldorado Forest Plan”), which was adopted in 1989. The Forest Service is currently in the process of amending the Lake Tahoe Forest Plan.

When approving our application for development, area expansion and other activities on National Forest System lands, the Forest Service must adhere to the applicable Forest Plan. Any such decision may be subject to judicial review in Federal court if a party, with standing, challenges a Forest Service decision that applies the requirements of a Forest Plan at one of our six National Forest System lands ski resorts.

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
Proposed actions at Heavenly, Kirkwood and Northstar may also be subject to the California Environmental Quality Act (“CEQA”), which is similar to NEPA in that it requires the California governmental entity approving any proposed action at Kirkwood, Northstar, or on the California portion of Heavenly to study potential environmental impacts. Projects with significant expected impacts require an Environmental Impact Report (“EIR”) while more limited projects may be approved based on a Mitigated Negative Declaration.

Breckenridge Regulatory Matters

We submitted an updated MDP for Breckenridge, which was accepted by the Forest Service in January 2008. The MDP was updated to include, among other things, additional skiable area, snowmaking and lift improvements.

In January 2008, the Forest Service commenced public scoping of our proposal to develop a portion of Peak 6, which adjoins the Breckenridge Ski Area to the north. In June 2011, the Forest Service issued a Draft EIS analyzing the potential Peak 6 development and alternatives, in compliance with NEPA. The public comment period for the Draft EIS closed August 26, 2011.  On August 21, 2012 we received approval in the form of a Record of Decision from the Forest Service regarding the Peak 6 development, however, the decision remains subject to appeal for 45 days. It is not possible at this time to determine whether the expansion will be approved as proposed.

Keystone Regulatory Matters

In September 2009, the Forest Service accepted the updated Keystone MDP which contemplates, among other things, ski area expansion, construction of new lifts, trails and snowmaking systems, and construction or redevelopment of skier buildings and other facilities.

We submitted to the Forest Service an amended project proposal under the updated Keystone MDP in June 2011. The project proposal focuses primarily on the “front side” of the mountain and includes trail widening, new trails, lift and snowmaking improvements and replacement or upgrade of on-mountain dining and skier service facilities. The Forest Service has accepted the project proposal and is preparing an EA. We anticipate that the Forest Service will issue a decision on this proposal during the 2012/2013 ski season.

Vail Mountain Regulatory Matters

In September 2007, the updated Vail Mountain MDP was accepted by the Forest Service. The Vail Mountain MDP includes, among other things, additional snowmaking on Vail Mountain, additional lifts, and a race facility expansion at Vail's Golden Peak. In December 2009, the Forest Service issued a Record of Decision approving our first proposal under the updated MDP which included the installation of a new chairlift in Vail's Sundown Bowl, the upgrade of the existing Chair 5 to a high-speed, detachable quad chair lift, a new 6,000 square foot vehicle maintenance facility east of Eagle Nest and construction of a new dining facility at Mid-Vail. The installation and upgrade of Chair 5 was completed in the fall of 2010 and the upgraded chairlift was in service for the 2010/2011 ski season. The 10th, our new Mid-Vail fine dining facility, opened during the 2011/2012 ski season.

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

In March 2012, the Forest Service approved the replacement of the Vista Bahn Express Lift with a 10-passenger gondola. Construction is underway and we expect the gondola to be completed and in operation for the 2012/2013 ski season.

In the fall of 2011, the Ski Area Recreational Opportunity Enhancement Act was enacted into law which clarifies that the Forest Service is authorized to permit year-round recreational activities on land owned by the Forest Service. As a result, in July

2012, we submitted to the Forest Service a project proposal for construction of substantial summer facilities on the front side of Vail Mountain. We are currently waiting for the Forest Service to accept the project proposal.

Beaver Creek Regulatory Matters

The Beaver Creek MDP was accepted by the Forest Service in October 2010. Included in the submitted Beaver Creek MDP, among other things, was certain chairlift and snowmaking upgrades and adjustments to visitor capacity parameters in light of prior lift and trail upgrades contemplated in the MDP.

Also in October 2010, we submitted a project proposal for ski area upgrades required in connection with the 2015 World Alpine Ski Championships, to be held in Beaver Creek and Vail. Upgrades include trail widening and grading, new finish arena facilities, snowmaking and related infrastructure. The proposal was accepted by the Forest Service, which completed an EIS in May 2012 and issued a Record of Decision approving the project as proposed in early July 2012. The approved projects are currently under construction with completion anticipated during the summer of 2013.

Northstar Regulatory Matters

Northstar is located entirely on private land leased by us and is not subject to Forest Service authorization or oversight. However, site specific projects at Northstar are approved by Placer County, California, pursuant to a series of minor use and conditional use permits.

In February 2009, Northstar adopted a Habitat Management Plan (the “HMP”), in part to comply with its obligations under a Settlement Agreement with regional conservation groups entered into in 2005. The HMP provides a framework for habitat and resource management for future development of the Northstar ski area and base area. In 2012, Northstar requested Placer County approval of an Overall Mountain Master Plan (the “OMMP”) and is pursuing CEQA approval through an Environmental Impact Review process, which provides site specific and programmatic review of potential future resort improvement projects.

During the spring of 2011, Northstar received Placer County approval for an approximately 750 person on-mountain restaurant and additional ski terrain (the “S-Pod”). The S-Pod approval allowed us to develop approximately 70 acres of cleared ski trails, add additional snowmaking and install a new high-speed, four person chairlift to serve the new terrain, located on the backside of Northstar. These projects were completed and opened early in the 2011/2012 ski season. In July 2012, the on-mountain restaurant, the Zephyr Lodge, received LEED certification from the U.S. Green Building Council.

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

On August 26, 2009, we submitted a project proposal for the construction of a new day lodge and dining facility at the top of the gondola, snowmaking and lift upgrades and trail widening and other improvements.  The Forest Service completed an EA on the proposal and issued a Decision Notice and Finding of No Significant Impact on May 10, 2010.  We have completed a number of the approved projects including construction of the day lodge and dining facility at the top of the gondola, completed in December 2010, which received LEED certification in 2012; construction of new trails in the Galaxy lift pod along with trail widening in the Sky Express lift pod, completed during summer 2011; and construction of a children's ski school facility at the top of the gondola in 2011.

In September 2011we submitted a project proposal for, among other things, ski trail improvements, an additional surface lift to serve a terrain park, water wells and other circulation and guest service enhancements. Final approval from the Forest Service is expected in the fall of 2012.

Kirkwood Regulatory Matters

In April 2012, we acquired Kirkwood, which is located in Alpine, Amador and El Dorado Counties, California. Kirkwood has an approved specific plan from Alpine and Amador Counties for the private land base areas and an accepted MDP from the El Dorado National Forest for the National Forest land portions of the resort.

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

The NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the National Park. NPS also has the right to terminate the contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the National Park.

We pay a fee of 8.01% to the NPS on the majority of sales occurring in the Grand Teton National Park.

Flagg Ranch Concession Contract

In August of 2011, the NPS selected Flagg Ranch Company, a wholly owned subsidiary, to provide lodging, food and beverage services, retail, service station, recreation and other services on the John D. Rockefeller, Jr., Memorial Parkway (the “Parkway”) located between Grand Teton National Park and Yellowstone National Park. Our concession contract with the NPS for the Parkway expires on October 31, 2026. Upon expiration of the concession contract, we will have to bid against other prospective concessionaires for award of a new contract.

Like our GTLC concession contract, the NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the National Park. NPS may also terminate the contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the National Park.

We pay a fee of 5.3% to the NPS on the majority of sales occurring in the Parkway.

Water

We rely on a supply of water for operation of our ski areas for domestic and snowmaking purposes and for real estate development. Availability of water depends on existence of adequate water rights as well as physical delivery of the water when and where it is needed.

Snowmaking

To provide a level of predictability in dates of operation of our ski areas, we rely on snowmaking. Snowmaking requires a significant volume of water, which is viewed as a non-consumptive use - approximately 80% of the water is returned to the watershed at spring runoff.

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

Heavenly's primary sources of water are the South Tahoe Public Utility District (“STPUD”) and Kingsbury General

Improvement District (“KGID”), which are California and Nevada utilities, respectively. We have negotiated a long term contract with STPUD, which includes favorable rates upon our completion of certain water delivery system improvements. Despite the added security provided by this agreement, the delivery of water by STPUD is interruptible. If STPUD exercises its rights to interrupt Heavenly's water service, Heavenly's ability to make snow may be impaired. We have begun negotiations with KGID to reach a similar agreement but cannot determine whether our negotiations will result in an agreement or when an agreement may be reached. Alternatively, we are working with KGID to develop and approve a more favorable rate schedule. Further, the delivery systems of each utility are limited and may not be able to provide the immediate physical supply of water needed for optimal snowmaking.

Northstar obtains water through a cooperative arrangement with the Northstar Community Services District (“NCSD”). Together with NCSD we, through our lease with affiliates of CNL Lifestyles Properties, Inc., control surface water rights that we use for snowmaking. In addition, we have contractual rights to ground water from NCSD and from the adjacent Martis Camp residential development. We receive domestic water from NCSD and, for on-mountain facilities, from on-mountain wells and springs.

Kirkwood co-owns with the Forest Service surface water rights sufficient for current and planned snowmaking at the resort. Kirkwood's water is stored in nearby Caples Lake under contract with its owner/operator.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available free of charge on our corporate website (www.vailresorts.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report.

Risks Related to Our Business
We are subject to the risk of prolonged weakness in general economic conditions including continued adverse effects on the overall travel and leisure related industries. Weak economic conditions currently present or recently present in the United States, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues, and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may continue to experience, among other items a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and a decrease in group bookings. We cannot predict at what level these trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and are adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically.

Leisure and business travel are particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military conflicts, outbreaks of contagious diseases and the cost and availability of travel options. Our business is sensitive to the willingness of our guests to travel. Acts of terrorism, the spread of contagious diseases, regional political events and developments in military conflicts in areas of the world from which we draw our guests could depress the public's propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services and availability of air services could cause a decrease in visitation by Destination guests to our resorts. Also, many of our guests travel by vehicle and higher gasoline prices could adversely impact our guests' willingness to travel to our resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental.

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC and Flagg Ranch, certain managed hotel properties and our golf courses occur during the summer months while the winter season generally results in operating losses. Revenue and profits generated by GTLC and Flagg Ranch's summer operations, management fees from certain managed properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. For Fiscal 2012, 76% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of season passes, which for the 2011/2012 ski season accounted for approximately 40% of the total lift revenue recognized in the second and third quarters, predominately during the period prior to the start of the ski season as the cash from those sales is collected in advance (in the fourth quarter of Fiscal 2011 and first quarter of Fiscal 2012). In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our ski resorts. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 15, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

In the fall of 2011, the Ski Area Recreational Opportunity Enhancement Act was enacted into law which clarifies that the Forest Service is authorized to permit year-round recreational activities on land owned by the Forest Service. As such, this will allow our ski resorts on Forest Service land to offer more summer-season recreational opportunities. We have submitted our first comprehensive summer activities plan for Vail Mountain, and the proposal includes a number of new activities, including among other activities, zip lines, ropes courses, mountain excursions and Forest Flyers. The first phase of improvements at Vail Mountain are expected to be completed and activities operational for a portion of summer 2013. Similar plans are being finalized for Breckenridge and Heavenly with smaller scale improvements planned for our other resorts. We anticipate that if our proposed plans are approved and implemented, that once these summer activities mature, we could realize substantial incremental summer guest visitation and revenue. However, our new summer activities plan may not generate the initial projected revenue and profit margins we expect, and even if our plans are successful, we do not expect that these enhanced summer operations will fully mitigate the seasonal losses that our mountain operations experience from late spring to late fall.

We are vulnerable to the risk of unfavorable weather conditions and the impact of natural disasters. Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for guests to obtain access to our mountain resorts. In the past 20 years, our ski resorts have averaged between 20 and 39 feet of annual snowfall which is significantly in excess of the average for United States ski resorts. However, there can be no certainty that our resorts will receive seasonal snowfalls near their historical average in the future, and in fact, during the 2011/2012 ski season we experienced historic low snowfall across all our resorts. The early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season. There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

A severe natural disaster, such as a forest fire, may interrupt our operations, damage our properties, reduce the number of guests who visit our resorts in affected areas and negatively impact our revenue and profitability. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair and recoup lost profits. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability to attract visitors to our resorts is also influenced by the aesthetics and natural beauty of the outdoor environment where our resorts are located. A severe forest fire or other severe impacts from naturally occurring events could negatively impact the natural beauty of our resorts and have a long-term negative impact on our overall guest visitation as it would take several years for the environment to recover.

We face significant competition. The ski resort and lodging industries are highly competitive. The number of people who ski in the United States (as measured in skier visits) has generally ranged between 51 million and 61 million annually over the last decade, with approximately 51 million visits for the 2011/2012 ski season. The factors that we believe are important to customers include:

•	proximity to population centers;

•	availability and cost of transportation to ski areas;

•	ease of travel to ski areas (including direct flights by major airlines);

•	pricing of lift tickets and/or season passes and the magnitude, quality and price of related ancillary services (ski school, dining and retail/rental), amenities and lodging;

•	snowmaking facilities;

•	type and quality of skiing and snowboarding offered;

•	duration of the ski season;

•	weather conditions; and

•	reputation.

We have many competitors for our guests, including other major resorts in Colorado, California, Nevada, the Pacific Northwest and Southwest and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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

Our real estate development projects are designed to make our resorts attractive to our guests and to maintain competitiveness. If these projects are not successful, in addition to not realizing intended profits from the real estate developments, our guests may choose to go to other resorts that they perceive have better amenities.

There are significant risks associated with our recently completed real estate projects, which could adversely affect our financial condition, results of operations or anticipated cash inflows from these projects as we have units remaining that have not been sold.  For example, in the event that the carrying cost of the remaining units available for sale exceeds anticipated future proceeds from the sale of these units, we would be required to record an impairment charge.  During Fiscal 2011, we completed The Ritz-Carlton Residences, Vail and in fiscal 2010 we completed One Ski Hill Place at the base of our Breckenridge ski resort, of which 73 units with a carrying cost of $126.9 million remain to be sold for both projects as of July 31, 2012.  We have risk associated with selling and closing units in these projects as a result of the continued instability in the residential real estate credit markets and in the overall real estate market and, as a result we may not be able to sell units for a profit or at the prices or selling pace we anticipate.  Furthermore, given the current economic climate, certain potential buyers may be unable to purchase units in part due to a reduction in funds available and/or decreases in mortgage availability.

We may not be able to fund resort capital expenditures and investment in future real estate projects. We anticipate that resort capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $85 million to $95 million for calendar year 2012. Additionally, our resort capital expenditures beyond calendar year 2012 could increase from, among other initiatives, anticipated new summer activities plans. Our ability to fund expenditures will depend on our ability to generate sufficient cash flow from operations (including obtaining pre-sale deposits on future real estate projects) and/or to borrow from third parties. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. In addition, there can be no assurances that future real estate development projects (currently no significant development efforts are in progress) can be self-funded with cash available on hand, through advance pre-sale deposits or through third party real estate financing. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

We rely on government permits and landlord approvals. Our resort operations require permits and approvals from certain Federal, state, and local authorities, including the Forest Service and U.S. Army Corps of Engineers. Virtually all of our ski trails and related activities at Vail Mountain, Breckenridge, Keystone, Heavenly, Kirkwood and a majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire December 31, 2029 for Breckenridge, December 1, 2031 for Vail Mountain, December 31, 2032 for Keystone, November 8, 2039 for Beaver Creek, May 1, 2042 for Heavenly, and March 1, 2052 for Kirkwood. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. The Forest Service recently developed SUP language to enforce its new policy with regard to ownership of water used within ski area SUP boundaries.  The Forest Service has the right to amend our existing SUPs to include this new language but it has not yet done so.   The National Ski Areas Association, of which we are a member, has filed a lawsuit against the Forest Service challenging the new permit language but that action may not be successful.  If the Forest Service imposes the new permit language on our existing SUPs for Breckenridge, Vail Mountain, Keystone, Beaver Creek or Heavenly, the use of some of our water rights may only be allowed as long as we hold the SUPs. Additionally, we lease the land and the vast majority of the operating assets of Northstar from affiliates of CNL Lifestyles Properties, Inc., a Real Estate Investment Trust, which requires us to operate the resort in accordance with the terms under the leases, as well as requires us to seek certain approvals for improvements made to the resort. The initial term of the leases for Northstar expire in January 2027, and allows for three 10-year extensions at our option. There is no guarantee that at the end of the initial lease term we will extend the option periods or will be able to negotiate new terms that are more favorable to us.

We are subject to extensive environmental laws and regulations in the ordinary course of business. Our operations are subject to a variety of Federal, state and local environmental laws and regulations including those relating to emissions to the air, discharges to water, storage, treatment and disposal of wastes, land use, remediation of contaminated sites and protection of natural resources such as wetlands. For example, future expansions of certain of our ski facilities must comply with applicable forest plans approved under the National Forest Management Act, state and federal wildlife protection laws or local zoning requirements. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA and, for California projects at Heavenly, Kirkwood and Northstar, the CEQA. Both acts require that the Forest Service, or other governmental entities, study any proposal for potential environmental impacts and include in its analysis various alternatives. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business. We depend on the use of sophisticated information technology and systems, including technology and systems used for central reservations, point of sale, procurement, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings.

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

Failure to maintain the integrity of internal or guest data could result in damages to our reputation and/or subject us to costs, fines or lawsuits. We collect and retain guest data, including credit card numbers and other personally identifiable information, for various business purposes, including transactional marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and privacy of our guest's and employee's information is very important to us and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the payment card industry, governing information, security and privacy laws is increasingly demanding and continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. Furthermore, non-compliance with applicable security and privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us), breach of security on systems storing our guest and employee data, a loss of guest or employee data or fraudulent use of guest or employee data could adversely impact our reputation or result in fines or other damages and litigation.

We are subject to litigation in the ordinary course of business. We are, from time to time, subject to various asserted or unasserted legal proceedings and claims. Any such claims, regardless of merit, could be time consuming and expensive to defend and could divert management's attention and resources. While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations. For a more detailed discussion of our legal proceedings see Legal Proceedings under Item 3 and Note 13, Commitments and

Contingencies, of the Notes to Consolidated Financial Statements.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our business. A negative public image or other adverse events could affect the reputation of one or more of our ski resorts, other destination resorts, hotel properties and other businesses or more generally impact the reputation of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be adversely impacted. The unauthorized use of our trademarks could also diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

If we do not retain our key personnel, our business may suffer. The success of our business is heavily dependent on the leadership of key management personnel, including our Chief Executive Officer, Chief Financial Officer, Presidents, General Counsel and each of our Executive and Senior Vice Presidents. If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed. As previously disclosed, our Chief Financial Officer and President of our Lodging, Retail and Real Estate has announced his retirement, effective December 31, 2012, and we are currently conducting a search for a new Chief Financial Officer. We do not maintain “key-man” life insurance on any of our employees.

Our acquisitions or future acquisitions might not be successful. We have acquired certain ski resorts, other destination resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our resorts. We cannot make assurances that we will be able to successfully integrate and manage acquired ski resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be significant. We could face various risks from additional acquisitions, including:

•	inability to integrate acquired businesses into our operations as planned;

•	diversion of our management's attention;

•	potential increased debt leverage;

•	litigation arising from acquisition activity; and

•	unanticipated problems or liabilities.

In addition, we run the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements for such properties may prove inaccurate.

We may be required to write-off a portion of our goodwill, indefinite-lived intangible asset and/or long-lived asset balances as a result of prolonged weakness in economic conditions. Under accounting principles generally accepted in the United States of America (“GAAP”), we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams (see Critical Accounting Policies in Item 7 of this Form 10-K). We evaluate the recoverability of long-lived assets by estimating the future undiscounted cash flows using projected future levels of income. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risk factors, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets, negatively impacting our results of operations and stockholders' equity.

We are subject to accounting regulations and use certain accounting estimates and judgments that may differ significantly from actual results. Implementation of existing and future legislation, rulings, standards and interpretations from the FASB or other regulatory bodies could affect the presentation of our financial statements and related disclosures. Future regulatory requirements could significantly change our current accounting practices and disclosures. Such changes in the presentation of our financial statements and related disclosures could change an investor's interpretation or perception of our financial position and results of operations.

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

We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 our Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration.  This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility (“Credit Agreement”) and the Indenture, dated April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Indenture”), governing our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”), future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

Anti-takeover provisions affecting us could prevent or delay a change of control that is beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws, provisions of our debt instruments and other agreements and provisions of applicable Delaware law and applicable Federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of our securities may consider favorable. These provisions could:

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

We may be able to incur substantial additional indebtedness in the future. The terms of our Indenture do not fully prohibit us from doing so. As of July 31, 2012, we have $332.7 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). If new debt is added to our current debt levels, the related risks that we face could intensify.

There are restrictions imposed by the terms of our indebtedness. The operating and financial restrictions and covenants in our amended and restated Credit Agreement and the Indenture governing our 6.50% Notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities and strategic initiatives that may be in our long-term best interests. For example, the Indenture and the Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

In addition, there can be no assurance that we will meet the financial covenants contained in our Credit Agreement. If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our Credit Agreement, we would not be able to borrow funds thereunder without a waiver. Any inability to borrow could have an adverse effect on our business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the Indenture and our other debt. Our indebtedness may then become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the 6.50% Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use

Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
BC Housing Riveredge, CO	26% Owned	Employee housing facilities

Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
DoubleTree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Headwaters Lodge & Cabins, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility

Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Northstar Resort, CA* (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA*	Leased	Commercial space, ski resort operations, dining facilities, buildings and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices, commercial space
SSI Venture, LLC (“SSV”) Properties; CO, CA, NV, UT & WI	Owned/Leased	Over 170 retail stores (of which 93 stores are currently held under lease) for recreational products, and 2 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
The Forest Service SUPs are encumbered under certain of our debt instruments. Many of our properties are used across all segments in complementary and interdependent ways.
* The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc. under operating leases which were assumed by us. The leases provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, the leases provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. The initial term of the leases expires in fiscal 2027.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange under the symbol “MTN.” As of September 18, 2012, 35,584,236 shares of common stock were outstanding, held by approximately 354 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2012
October 31,	$48.13	$34.54	$0.15
January 31,	46.96	37.54	0.15
April 30,	46.75	39.94	0.1875
July 31,	51.00	40.30	0.1875
Fiscal Year 2011
October 31,	$41.66	$32.37	$—
January 31,	54.03	39.86	—
April 30,	50.93	45.50	—
July 31,	50.24	42.78	0.15

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company's Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration.  This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture governing the 6.50% Notes, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the fourth quarter of Fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2012 – May 31, 2012	—	$—	—	1,531,819
June 1, 2012 – June 30, 2012	—	—	—	1,531,819
July 1, 2012 – July 31, 2012	480,930	46.78	480,930	1,050,889
Total	480,930	$46.78	480,930	1,050,889

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3 million shares of common stock (March 9, 2006), and later authorized additional repurchases of up to 3 million additional shares (July 16, 2008).

Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

Performance Graph

$250
$200
$150
$100
$50
2007
2008
2009
2010
2011
2012
MTN
Russell 2000
S&P 500
DJ U.S Travel & Leisure

The total return graph above is presented for the period from the end of our 2007 fiscal year through the end of Fiscal 2012. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index. We included the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for Fiscal 2012, the year ended July 31, 2011 (“Fiscal 2011”) and the year ended July 31, 2010 (“Fiscal 2010”) and as of July 31, 2012 and 2011 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K. The table presented below is unaudited. The data presented below are in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
Statement of Operations Data:
Net revenue:
Mountain	$766,608	$752,191	$638,495	$614,597	$685,533
Lodging	210,623	214,658	195,301	203,606	201,725
Real estate	47,163	200,197	61,007	186,150	296,566
Total net revenue	1,024,394	1,167,046	894,803	1,004,353	1,183,824
Segment operating expense:
Mountain	568,578	540,366	456,017	451,025	470,362
Lodging	204,270	205,903	192,909	196,847	191,500
Real estate	63,170	205,232	71,402	142,070	251,338
Total segment operating expense	836,018	951,501	720,328	789,942	913,200
Depreciation and amortization	(127,581)	(117,957)	(110,638)	(107,213)	(93,794)
Gain on sale of real property	—	—	6,087	—	709
Mountain equity investment income, net	878	1,342	1,558	817	5,390
Investment income, net	469	719	445	1,793	8,285
Interest expense, net	(33,586)	(33,641)	(17,515)	(27,548)	(30,667)
Contract dispute credit, net	—	—	—	—	11,920
Loss on extinguishment of debt	—	(7,372)	—	—	—
Income before provision for income taxes	27,092	55,520	53,797	81,196	170,933
Net income	16,391	34,422	35,775	50,552	107,847
Net loss (income) attributable to noncontrolling interests	62	67	(5,390)	(1,602)	(4,920)
Net income attributable to Vail Resorts, Inc.	$16,453	$34,489	$30,385	$48,950	$102,927
Diluted net income per share attributable to Vail Resorts, Inc.	$0.45	$0.94	$0.83	$1.33	$2.64
Cash dividends declared per share	$0.675	$0.15	$—	$—	$—
Other Data:
Mountain
Skier visits(2)	6,144	6,991	6,010	5,864	6,195
ETP (3)	$55.75	$48.99	$48.13	$47.16	$48.74
Lodging
ADR(4)	$260.04	$245.03	$237.57	$230.48	$234.70
RevPAR(5)	$90.36	$93.79	$89.35	$98.92	$110.14
Real Estate
Real estate held for sale and investment(6)	$237,668	$273,663	$422,164	$311,485	$249,305
Other Balance Sheet Data
Cash and cash equivalents(7)	$46,053	$70,143	$14,745	$69,298	$162,345
Total assets	$1,927,614	$1,946,236	$1,922,809	$1,884,480	$1,925,954
Long-term debt (including long-term debt due within one year)	$490,765	$491,743	$526,711	$491,960	$556,705
Net Debt(8)	$444,712	$421,600	$511,966	$422,662	$394,360
Total Vail Resorts, Inc. stockholders’ equity	$802,311	$829,723	$788,770	$765,295	$716,636
(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
We have made several acquisitions which impact comparability between years during the past five years. The more significant of those include the acquisitions of: Kirkwood Mountain Resort (acquired in April 2012); Skiinfo (acquired February 2012); Northstar (acquired in October 2010); Mountain News Corporation (“Mountain News”) (acquired May 2010); the remaining noncontrolling interest in SSV (acquired in April 2010); and CME (acquired in November 2008).

(2)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.

(3)	ETP is calculated by dividing lift ticket revenue by total skier visits during the respective periods.

(4)	ADR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of occupied rooms during the respective periods.

(5)	RevPAR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of rooms that are available to guests during the respective periods.

(6)	Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment.

(7)	Cash and cash equivalents excludes restricted cash.

(8)	Net Debt is defined as long-term debt plus long-term debt due within one year less cash and cash equivalents.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments. Revenue from the Mountain, Lodging and Real Estate segments represented 75%, 21% and 4%, respectively, of our net revenue for Fiscal 2012.
Mountain Segment
The Mountain segment is comprised of the operations of seven ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts) and the Heavenly, Northstar and Kirkwood (acquired on April 12, 2012) mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts) as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our seven ski resorts were open for business for the 2011/2012 ski season primarily from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 45%, 46% and 45% of Mountain segment net revenue for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For the 2011/2012 and the 2010/2011 ski seasons, Destination guests comprised approximately 57% of our skier visits, while In-State guests comprised approximately 43% of our skier visits, which compares to approximately 58% and 42%, respectively, for the 2009/2010 ski season.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our ski resorts. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts generally in advance of the ski season and typically ski more days each season at our resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statement of Operations ratably over the ski season. For the 2011/2012, 2010/2011 and 2009/2010 ski seasons approximately 40%, 35% and 35%, respectively, of total lift ticket revenue recognized was comprised of season pass revenue.
The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, the majority of which are proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) NPS concessionaire properties including GTLC; (iv) CME, a resort ground transportation company; and (v) golf courses.

The performance of lodging properties (including managed condominium rooms) proximate to our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 67%, 69% and 67% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October); golf operations and seasonally low operations from our other owned and managed properties and businesses.
Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, planning for future real estate development projects, including zoning and acquisition of applicable permits and the purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment's operating results from period to period.
Recent Trends, Risks and Uncertainties
The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K. We have identified the following important factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season. In March 2012, we began our pre-season pass sales program for the 2012/2013 ski season. Through September 23, 2012, our pre-season pass sales for the upcoming 2012/2013 ski season (including Kirkwood for both the current and prior year, which prior year includes pass sales that occurred before our acquisition of Kirkwood) have increased approximately 17% in units and increased approximately 21% in sales dollars, compared to the prior year period ended September 25, 2011. We cannot predict if this favorable trend will continue through the fall 2012 pass sales campaign, nor can we predict the overall impact that season pass sales will have on lift ticket revenue for the 2012/2013 ski season.

•
In Fiscal 2012 there was unprecedented low snowfall conditions throughout the ski season across the United States that resulted in a reduction of approximately 9.6 million, or 15.8%, visits industry wide and a 12.1% decline in our total visitation as compared to the prior year which had record snowfall. Despite the decline in visitation our lift revenue and ancillary services revenue did not decline at those levels given the strength of our operating model, including the high proportion of season pass sales, the demographic mix of our guests, and the quality of our mountain resorts, including significant snowmaking capabilities. There can be no certainty that snowfall levels will return to historical averages for the 2012/2013 ski season or the impact to advance bookings, guest travel, season pass sales, lift ticket revenue (excluding season passes), retail/rental sales or other ancillary services revenue next season as a result of last season's low snowfall or if snowfall levels do not return to their historical average levels.

•
Weak economic conditions currently present or recently present in the United States, Europe and parts of the rest of the world including high unemployment, erosion of consumer confidence, sovereign debt issues, and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. Given the current uncertainties around global economic trends, we cannot predict what impact this will have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2012/2013 ski season.

•
In Fiscal 2012, our lift ticket revenue was favorably impacted by price increases that were implemented during the 2011/2012 ski season which was offset by lower skier visitation excluding season pass holders which we believe was a result of historically low snowfall. Prices for the 2012/2013 ski season have not yet been finalized; and as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
In July 2012, we announced our new comprehensive summer activities plan for Epic Discovery, a Summer Mountain Adventure at Vail Mountain. The plan includes a number of new activities, including among other activities, zip lines, ropes courses, mountain excursions and Forest Flyers. The construction of the new activities and amenities at Vail Mountain will be implemented in two phases based upon permitting and approvals. We anticipate investing approximately $25.0 million in resort capital expenditures for both phases. Similar sized plans are being finalized for Breckenridge and Heavenly with smaller scale improvements planned for our other resorts. We anticipate that if our proposed plans are approved and implemented, and once these summer activities mature, we could realize substantial incremental summer guest visitation and revenue. However, our new summer activities plan may not generate the initial projected revenue and profit margins we expect, and even if our plans are successful, we do not expect that these enhanced summer operations will fully mitigate the seasonal losses that our mountain operations experience from late spring to late fall.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. We currently have 32 units at The Ritz-Carlton Residences, Vail and 41 units at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if the current weakness in the real estate market were to persist for multiple years thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects (see Critical Accounting Policies in this section of this Form 10-K).

•	We had $46.1 million in cash and cash equivalents as of July 31, 2012 as well as $332.7 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million).  Additionally, we believe that the terms of our 6.50% Notes and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the completion of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities less capital expenditures has and is anticipated to continue to provide us with significant liquidity which we believe will allow us to consider strategic investments and other forms of providing return to our stockholders including the continued payment of a quarterly cash dividend. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•
On March 5, 2012, our Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. This increased our regular quarterly cash dividend on our common stock by approximately $1.3 million (or approximately $5.3 million annually). Our dividends have been funded through available cash on hand. Subject to the discretion of the Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture governing our 6.50% Notes, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

•
Under GAAP we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our Fiscal 2012 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment (see Critical Accounting Policies in this section of this Form 10-K). However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders' equity.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2012, Fiscal 2011 and Fiscal 2010 (in thousands):

	Year Ended July 31,
	2012	2011	2010
Mountain Reported EBITDA	$198,908	$213,167	$184,036
Lodging Reported EBITDA	6,353	8,755	2,392
Resort Reported EBITDA	205,261	221,922	186,428
Real Estate Reported EBITDA	(16,007)	(5,035)	(4,308)
Income before provision for income taxes	27,092	55,520	53,797
Net income attributable to Vail Resorts, Inc.	$16,453	$34,489	$30,385
Mountain Segment
Mountain segment operating results for Fiscal 2012, Fiscal 2011 and Fiscal 2010 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2012	2011	2010	2012/2011	2011/2010
Net Mountain revenue:
Lift tickets	$342,500	$342,514	$289,289	—%	18.4%
Ski school	84,292	83,818	70,694	0.6%	18.6%
Dining	68,376	68,052	53,322	0.5%	27.6%
Retail/rental	181,772	174,339	154,846	4.3%	12.6%
Other	89,668	83,468	70,344	7.4%	18.7%
Total Mountain net revenue	$766,608	$752,191	$638,495	1.9%	17.8%

Mountain operating expense:
Labor and labor-related benefits	$203,515	$198,659	$166,378	2.4%	19.4%
Retail cost of sales	79,657	71,961	65,545	10.7%	9.8%
Resort related fees	39,557	39,476	35,431	0.2%	11.4%
General and administrative	112,879	104,848	88,705	7.7%	18.2%
Other	132,970	125,422	99,958	6.0%	25.5%
Total Mountain operating expense	$568,578	$540,366	$456,017	5.2%	18.5%
Mountain equity investment income, net	878	1,342	1,558	(34.6)%	(13.9)%
Mountain Reported EBITDA	$198,908	$213,167	$184,036	(6.7)%	15.8%
Total skier visits	6,144	6,991	6,010	(12.1)%	16.3%
ETP	$55.75	$48.99	$48.13	13.8%	1.8%
Mountain Reported EBITDA includes $7.6 million, $7.1 million and $5.3 million of stock-based compensation expense for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
Fiscal 2012 compared to Fiscal 2011
During Fiscal 2012, our resorts experienced historically low snowfall (with cumulative snowfall down more than 50% over the prior ski season) and one of the mildest winters on record, including over the key Christmas, Spring Break and Easter periods. These weather conditions adversely impacted our skier visitation which was down 12.1% (with our Colorado and Tahoe resorts down 8.9% and 22.3%, respectively) for the 2011/2012 ski season compared to the prior ski season. Despite these unprecedented adverse conditions, revenues were generally stabilized by increased season pass sales, higher pricing and increased average guest spend. Additionally, Mountain Reported EBITDA for Fiscal 2012 was unfavorably impacted as compared to Fiscal 2011 due to the inclusion of first quarter operating results and transaction costs of Northstar (acquired on October 25, 2010) in Fiscal 2012 which generated $7.2 million of negative EBITDA due to no ski operations (partially offset by prior year acquisition costs of $4.1 million), and due to the timing of the acquisition of Kirkwood (acquired on April 12, 2012) which generated $1.0 million of negative EBITDA and acquisition related costs incurred on Kirkwood and Skiinfo (acquired on February 1, 2012) of $1.6 million.
Lift revenue remained relatively flat for Fiscal 2012, compared to Fiscal 2011, resulting from a $15.8 million, or 13.2%, increase in season pass revenue, offset by a $15.9 million, or 7.1%, decrease in lift revenue excluding season pass revenue. The increase in season pass revenue was driven primarily by an increase in pricing for season pass products as well as a 3% increase in unit sales. The decline in lift revenue excluding season pass revenue was due to a decline in visitation excluding season pass holders of 15.0%, compared to Fiscal 2011, partially offset by an increase in ETP excluding season pass holders of $6.30, or 9.3%. The increase in ETP excluding season pass holders was due primarily to price increases and a change in mix as a greater percentage of higher priced lead/window lift ticket products were sold in Fiscal 2012 compared to Fiscal 2011. Total ETP increased $6.76, or 13.8%, compared to Fiscal 2011, due primarily to price increases, as discussed above, and a decline from Fiscal 2011 in visitation from our season pass holders of approximately 1.2 days per pass, or 11.3%.

Ski school revenue increased $0.5 million, or 0.6%, for Fiscal 2012 compared to Fiscal 2011, with our Colorado resorts ski school revenue increasing $2.4 million, or 3.4%, compared to Fiscal 2011. Although all of our resorts were negatively impacted by a decline in skier visitation as discussed above, the impact to ski school revenue resulting from lower visitation was entirely offset by improved yields per skier visit. Ski school revenue benefited from an overall 14.4% increase in yield per skier visit primarily due to higher guest penetration and pricing compared to Fiscal 2011.

Dining revenue increased $0.3 million, or 0.5%, for Fiscal 2012 compared to Fiscal 2011, which was primarily driven by a 12.9% increase in yield per skier visit during the 2011/2012 ski season, offset by the decline in skier visitation (as discussed above), and the impact of later terrain openings and earlier closings of certain dining facility operations during the 2011/2012 ski season. Additionally, dining revenue was favorably impacted by the opening of new on-mountain dining venues in Vail and Northstar, as well as higher summer visitation, particularly in the fourth quarter of Fiscal 2012, compared to Fiscal 2011.

Retail/rental revenue increased $7.4 million, or 4.3%, for Fiscal 2012 compared to Fiscal 2011, which was primarily driven by an increase in retail sales of $12.5 million generated by our on-line retailer (acquired in July 2011) and increased sales at our Colorado front range stores which were primarily attributable to strong sales at pre-ski season sales events. Partially offsetting these increases were declines in retail sales occurring at stores proximate to our Tahoe resorts and our Any Mountain stores (in the San Francisco bay area) resulting from historically low snowfall and unseasonably warm weather during the 2011/2012 ski season compared to the 2010/2011 ski season. Additionally, impacting retail/rental revenue was a decline in rental revenue of $1.4 million, or 3.3%, compared to Fiscal 2011, due to the decline in skier visitation as discussed above.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For Fiscal 2012, other revenue increased $6.2 million, or 7.4%, compared to Fiscal 2011, primarily due to increased internet advertising revenue resulting from the acquisition of Skiinfo in February 2012, an increase in summer activities revenue, and an increase in strategic alliance marketing revenue. Our summer activities revenue was favorably impacted in the fourth quarter of Fiscal 2012 by increased summer visitation and an earlier opening of on-mountain activities, such as chairlift and gondola rides, mountain biking, and the alpine slide and alpine coaster.
Operating expense increased $28.2 million, or 5.2%, for Fiscal 2012 compared to Fiscal 2011. Retail cost of sales increased $7.7 million, or 10.7%, due primarily to an $8.5 million increase in cost of sales from higher sales volumes generated by our on-line retailer (acquired in July 2011). General and administrative expense increased $8.0 million, or 7.7%, compared to Fiscal 2011, primarily due to higher Mountain segment component of corporate costs which includes costs related to the newly introduced EpicMix Photo, increased sales and marketing expense, as well as increased costs associated with higher internet advertising revenue resulting from the acquisition of Skiinfo, partially offset by lower employee medical costs and $4.1 million of Northstar acquisition related costs incurred in Fiscal 2011. Other expense increased $7.5 million, or 6.0%, compared to Fiscal 2011, primarily due to higher utilities expense as a result of extended snowmaking operations due to the unprecedented weather conditions occurring during the 2011/2012 ski season and higher operating expense (primarily rent expense) associated with the ownership of Northstar (acquired in October 2010). Additionally, labor and labor-related benefits increased $4.9 million, or 2.4%, compared to Fiscal 2011. Labor and labor-related benefits were impacted by incremental labor expense associated with the acquisition of Northstar and our on-line retailer, partially offset by a decrease in staffing primarily in ski school, as well as reduced bonus expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for Fiscal 2012 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures on multi-unit projects compared to Fiscal 2011.
Fiscal 2011 compared to Fiscal 2010
Total Mountain net revenue increased $113.7 million, or 17.8%, in Fiscal 2011 compared to Fiscal 2010, with Fiscal 2011 including $64.4 million of revenue from Northstar, which was acquired in October 2010. Excluding the impact of the acquisition of Northstar, total Mountain net revenue would have increased $49.3 million or 7.7%. Lift revenue increased $53.2 million, or 18.4%, for Fiscal 2011 compared to Fiscal 2010, due to a $34.2 million, or 18.1%, increase in lift revenue excluding season pass revenue and a $19.0 million, or 18.9%, increase in season pass revenue. A large portion of this increase is attributable to the acquisition of Northstar. Excluding Northstar, lift revenue increased $22.4 million, or 7.7%, compared to the same period in Fiscal 2010, due to a $13.2 million, or 7.0%, increase in lift revenue excluding season passes and a $9.2 million, or 9.2%, increase in season pass revenue. Total skier visitation was up 16.3% and excluding Northstar, skier visitation was up 4.1%, which significantly exceeded skier visitation growth for the U.S. ski industry as a whole for the 2011/2010 ski season, which was up 0.6%, and visitation for all resorts in the Rocky Mountain and Pacific Southwest regions, which were up 1.7% and down 7.1%, respectively, despite all regions in the U.S. generally having strong snowfall during the 2011/2010 ski season, including at our resorts. Vail Mountain and Keystone in particular showed large increases in visitation in Fiscal 2011, Vail Mountain benefiting from recent capital investments made both on Vail Mountain and in base areas, including an improved lodging bed base, and Keystone benefiting from a broadened family focused marketing initiative. All resorts were unfavorably impacted by the timing of the Easter holiday which was in late April in Fiscal 2011, versus early April in Fiscal 2010. In addition, our Heavenly resort was impacted by higher than average resort closures due to severe weather in Fiscal 2011. ETP, excluding season pass holders and Northstar, increased $5.31, or 8.3%, due primarily to price increases implemented during Fiscal 2011. Total ETP, excluding Northstar, increased $1.70, or 3.5%, also due primarily to price increases implemented during Fiscal 2011, partially offset by higher average visitation by our season pass holders in Fiscal 2011.
Ski school revenue increased $13.1 million, or 18.6%, in Fiscal 2011 compared to Fiscal 2010 with Fiscal 2011 benefiting from the acquisition of Northstar. Excluding Northstar, ski school revenue increased $5.5 million, or 7.8%, compared to Fiscal 2010, which benefited from a 4.1% increase in skier visitation and a 3.6% increase in yield per skier visit due to higher guest spend. Dining revenue increased $14.7 million, or 27.6%, which also benefited from the acquisition of Northstar in Fiscal 2011. Excluding Northstar, dining revenues increased $6.1 million, or 11.5%, which is primarily attributable to the increased skier visitation and a 5.8% increase in yield per skier visit for on-mountain dining, as well as the addition of two new on-mountain dining venues in Fiscal 2011. The increases in both ski school and dining revenue were achieved despite the negative impact of the late Easter holiday in Fiscal 2011.
Retail/rental operations increased $19.5 million, or 12.6%, in Fiscal 2011 compared to Fiscal 2010, which includes $9.0 million of incremental revenue from Northstar in Fiscal 2011. Excluding Northstar, retail/rental increased $10.5 million, or 6.8%, compared to Fiscal 2010, driven primarily by higher revenues at our Colorado front range stores and Any Mountain stores (in the San Francisco bay area) which combined increased by approximately 8.1% as compared to Fiscal 2010. Additionally, our mountain resort stores, especially at Vail and Beaver Creek, experienced an increase in revenue primarily driven by retail sales due to higher skier visitation although these increases were tapered by the late Easter holiday in Fiscal 2011.
Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For Fiscal 2011, other revenue increased $13.1 million, or 18.7%, compared to Fiscal 2010, which includes $8.3 million of incremental revenue from Northstar. Excluding Northstar, other revenue increased $4.8 million, or 6.8%, primarily due to an increase in internet advertising due to the acquisition of Mountain News Corporation in May 2010, higher strategic alliance marketing revenue as well as increased summer activities revenue primarily at Breckenridge, which is partially due to the addition of an alpine coaster, partially offset by a decrease in municipal services revenue (primarily transportation services provided on behalf of certain municipalities).
Operating expense increased $84.3 million, or 18.5%, for Fiscal 2011 compared to Fiscal 2010, which includes $53.9 million of expenses (including $4.1 million of acquisition related costs included in general and administrative expense) in Fiscal 2011 associated with Northstar. Excluding these expenses, operating expense increased $30.5 million, or 6.7%, for Fiscal 2011 compared to Fiscal 2010, due in part to higher labor and labor-related benefits which increased $15.9 million, or 9.5%, in Fiscal 2011 compared to Fiscal 2010. Overall, operating expenses including labor were impacted by a 3.6% increase in the number of operating days during the 2010/2011 ski season primarily due to the late Easter holiday as discussed above, combined with opening ski terrain earlier due to above average early season snowfall. Labor and labor-related benefits in Fiscal 2011 were also higher due to the full year impact of Fiscal 2010’s partial wage reinstatement and our matching component of the 401(k) plan, and a more normal level of wage increases, partially offset by a decrease in workers compensation costs of $1.5 million due to fewer claims and average cost per claim. Additionally, labor costs in Fiscal 2011 were impacted by an increase in staffing levels due to an increase in demand for ancillary services primarily in ski school, dining and retail/rental operations. Retail cost of sales was relatively flat, excluding Northstar, primarily due to improved gross margins. Additionally, resort related fees (including Forest Service fees, other resort-related fees, credit card fees and commissions) increased $3.0 million, or 8.3%, excluding Northstar, compared to Fiscal 2010, due to overall increases in revenue upon which those fees are based and general and administrative expenses increased $6.0 million, or 6.8%, compared to Fiscal 2010, excluding Northstar, primarily due to expenses associated with the operations of Mountain News Corporation acquired in May 2010 and increased marketing expenditures. Other expense increased $5.1 million, or 5.1%, excluding Northstar, in Fiscal 2011 primarily due to increased food and beverage cost of sales due to an increase in dining revenue and higher fuel and supplies expenses.
Mountain equity investment income primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for Fiscal 2011 is primarily due to decreased commissions earned by the brokerage compared to Fiscal 2010.
Lodging Segment
Lodging segment operating results for Fiscal 2012, Fiscal 2011 and Fiscal 2010 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2012	2011	2010	2012/2011	2011/2010
Lodging net revenue:
Owned hotel rooms	$45,131	$43,327	$41,479	4.2%	4.5%
Managed condominium rooms	40,473	39,239	32,074	3.1%	22.3%
Dining	29,980	29,885	27,235	0.3%	9.7%
Transportation	18,860	19,810	19,026	(4.8)%	4.1%
Golf	15,159	14,461	13,769	4.8%	5.0%
Other	38,383	39,301	35,547	(2.3)%	10.6%
	187,986	186,023	169,130	1.1%	10.0%
Payroll cost reimbursement	22,637	28,635	26,171	(20.9)%	9.4%
Total Lodging net revenue	$210,623	$214,658	$195,301	(1.9)%	9.9%
Lodging operating expense:
Labor and labor-related benefits	$88,777	$86,584	$78,698	2.5%	10.0%
General and administrative	29,280	31,265	29,361	(6.3)%	6.5%
Other	63,576	59,419	58,679	7.0%	1.3%
	181,633	177,268	166,738	2.5%	6.3%
Reimbursed payroll costs	22,637	28,635	26,171	(20.9)%	9.4%
Total Lodging operating expense	$204,270	$205,903	$192,909	(0.8)%	6.7%
Lodging Reported EBITDA	$6,353	$8,755	$2,392	(27.4)%	266.0%

Owned hotel statistics:
ADR	$205.02	$195.69	$194.14	4.8%	0.8%
RevPar	$114.73	$114.03	$109.13	0.6%	4.5%
Managed condominium statistics:
ADR	$320.30	$296.74	$291.18	7.9%	1.9%
RevPar	$78.65	$83.54	$77.76	(5.9)%	7.4%
Owned hotel and managed condominium statistics (combined):
ADR	$260.04	$245.03	$237.57	6.1%	3.1%
RevPar	$90.36	$93.79	$89.35	(3.7)%	5.0%

The Lodging segment ADR and RevPAR statistics presented above for Fiscal 2011 have been adjusted to include the managed condominium rooms in the Lake Tahoe region (acquired in October 2010) and exclude for all periods presented Breckenridge Mountain Lodge (an owned property that was closed for Fiscal 2012).
Lodging Reported EBITDA includes $1.7 million, $2.1 million and $2.0 million of stock-based compensation expense for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
Fiscal 2012 compared to Fiscal 2011
Revenue from owned hotel rooms increased $1.8 million, or 4.2%, for Fiscal 2012 compared to Fiscal 2011, which was primarily driven by a $2.3 million increase in room revenue from GTLC and Flagg Ranch (which NPS concessionaire contract was awarded in November 2011). GTLC's room revenue increased $1.1 million, or 6.8%, in Fiscal 2012 compared to Fiscal 2011 and was driven by increases in both ADR and occupancy as gains in occupancy were largely driven by improved weather conditions in May and June 2012 compared to the prior year. Our Colorado lodging resort properties room revenue was adversely impacted by a decline in occupancy in Fiscal 2012 primarily due to a decrease in transient guest visitation which was adversely impacted by a decrease in skier visitation at our Colorado ski resorts as discussed in the Mountain segment. Also negatively impacting revenue from owned hotel rooms for Fiscal 2012 compared to Fiscal 2011 was a decline in group business at our Keystone resort, as well as the closure of Breckenridge Mountain Lodge. Revenue from managed condominium rooms increased $1.2 million, or 3.1%, for Fiscal 2012 compared to Fiscal 2011, and was primarily attributable to additional managed condominium units at One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail, partially offset by the decline in group business at our Keystone resort.

Dining revenue for Fiscal 2012 increased $0.1 million, or 0.3%, as compared to Fiscal 2011, primarily due to increased dining revenue at The Arrabelle, and increased dining revenue at GTLC due to higher park visitation and the addition of Flagg Ranch in Fiscal 2012, mostly offset by a decrease in group visitation at our Keystone resort and the conversion of an owned restaurant at the Lodge at Vail to a leased facility. Transportation revenue decreased $1.0 million, or 4.8%, for Fiscal 2012 compared to Fiscal 2011, primarily due to the decline in destination skier visitation discussed in the Mountain segment as well as price decreases instituted during the 2011/2012 ski season to compete with rental car discounts and other competitors which resulted in a 4.2% decline in revenue per passenger combined with a decrease in passengers of 0.8%. Golf revenue increased $0.7 million or 4.8%, for Fiscal 2012 compared to prior year, primarily due to the addition of a golf course at Northstar as part of that resort acquisition in October 2010 and an increase in the number of paid golf rounds played at our other golf courses. Other revenue decreased $0.9 million, or 2.3%, for Fiscal 2012 compared to Fiscal 2011, primarily due to a decrease in conference services provided to our group business at our Keystone resort, lower management revenue from managed hotel properties, and lower commissions earned from reservations booked through our central reservation system, partially offset by an increase in ancillary and retail revenue at GTLC and Flagg Ranch.
Operating expense (excluding reimbursed payroll costs) increased $4.4 million, or 2.5%, for Fiscal 2012 compared to Fiscal 2011. Operating expense for Fiscal 2011 benefited from the receipt of $2.9 million, net of legal expenses (included as a credit in other expense), for the settlement of alleged damages related to the CME acquisition. Excluding the impact of the CME settlement, operating expenses increased $1.4 million, or 0.8%, in Fiscal 2012 compared to Fiscal 2011. Labor and labor-related benefits increased $2.2 million, or 2.5%, resulting from normal wage and benefit increases, increased labor costs associated with operating Flagg Ranch, and incremental labor associated with the addition of managed condominiums in the Lake Tahoe region, partially offset by lower staffing levels associated with decreased occupancy primarily at our Colorado lodging properties and decreased conference services provided to our group business. General and administrative expense for Fiscal 2012 decreased $2.0 million, or 6.3%, compared to Fiscal 2011 due to a decrease in the Lodging segment component of corporate costs, lower central reservations costs, and lower employee medical costs, partially offset by reorganization related expenses and estimated uncollectible account receivables from managed hotel properties in conjunction with the previously announced RockResorts reorganization plan. Other expense, excluding the CME settlement, increased $1.2 million, or 2.0%, primarily due to the addition of Flagg Ranch and managed condominiums in the Lake Tahoe region, partially offset by a decrease in reimbursable costs (other than payroll) associated with managed hotel properties.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs in Fiscal 2012 compared to Fiscal 2011 was due to a reduction in the number of managed hotel properties where we are the employer as announced under the RockResorts reorganization plan.
Fiscal 2011 compared to Fiscal 2010
Revenue from owned hotel rooms increased $1.8 million, or 4.5%, for Fiscal 2011 compared to Fiscal 2010 which was driven by an increase in occupancy of 3.2 percentage points due to higher group business and transient guest visitation primarily at properties proximate to our resorts as a result of increased skier visitation as discussed in the Mountain segment for Fiscal 2011 of this management’s discussion and analysis. GTLC room revenue for Fiscal 2011 was relatively flat compared to Fiscal 2010 as occupancy was negatively impacted in the fourth quarter of Fiscal 2011 compared to the same period in Fiscal 2010 due to unfavorable weather conditions in May and June 2011 resulting in a decline in revenue of $0.5 million. Revenue from managed condominium rooms increased $7.2 million, or 22.3%, for Fiscal 2011 compared to the Fiscal 2010, and was primarily due to the addition of managed condominium rooms in the Lake Tahoe region, which generated $3.8 million in revenue and the addition of managed condominium rooms at One Ski Hill Place in Breckenridge which generated $1.5 million in revenue. Excluding the additional managed condominium rooms in the Lake Tahoe region and One Ski Hill Place in Breckenridge, revenue from managed condominium rooms increased by $1.9 million, or 5.9%, primarily due to an increase in group business at our Keystone resort and transient guest visitation at our other managed condominiums proximate to our ski resorts.
Dining revenue for Fiscal 2011 increased $2.7 million, or 9.7%, as compared to Fiscal 2010, due to increased group visitation, primarily at our Keystone resort ($0.9 million increase in revenue), the addition of a new restaurant located at One Ski Hill Place in Breckenridge, and as a result of a restaurant that was closed for renovation for a portion of Fiscal 2010 at The Arrabelle. GTLC dining revenue was relatively flat during Fiscal 2011 compared to Fiscal 2010 as revenues were negatively impacted by lower occupancy as discussed above. Transportation revenues increased $0.8 million, or 4.1%, as compared to

Fiscal 2010 primarily due to an increase in passengers of 5.0% driven by increased visitation to our Colorado based resorts. Golf revenues increased $0.7 million, or 5.0%, for Fiscal 2011 compared to Fiscal 2010, primarily due to the addition of a golf course at Northstar in Fiscal 2011 and an increase of 3.9% in the number of golf rounds played at our other golf courses. Other revenue increased $3.8 million, or 10.6%, for Fiscal 2011 compared to Fiscal 2010 primarily due to an increase in management fee revenue from managed hotel properties, including new managed properties in the Caribbean, higher commissions earned from reservations booked through our central reservation system and an increase in conference services provided to our group business.
Operating expense (excluding reimbursed payroll costs) increased $10.5 million, or 6.3%, for Fiscal 2011 compared to Fiscal 2010. Operating expense in Fiscal 2011 benefited from the receipt of $2.9 million, net of legal expenses for the settlement of alleged damages related to the CME acquisition (included as a credit in other expense). Excluding the impact of the CME settlement, operating expense increased $13.5 million, or 8.1%, during Fiscal 2011, compared to Fiscal 2010. Labor and labor-related benefits increased $7.9 million, or 10.0%, for Fiscal 2011 compared to Fiscal 2010. Labor and labor-related benefits increased primarily due to higher staffing levels associated with increased occupancy and labor associated with the addition of managed condominiums in the Lake Tahoe region and at One Ski Hill Place in Breckenridge, the full year impact of Fiscal 2010’s partial wage reinstatement and our matching component of the 401(k) plan, as well as a more normal level of wage increases for Fiscal 2011. General and administrative expense increased $1.9 million, or 6.5%, compared to Fiscal 2010, primarily due to an increase in central reservation costs, and the Lodging segment component of corporate costs including labor, labor-related benefits and marketing. Other expense, excluding the CME settlement, increased $3.7 million, or 6.2%, compared to Fiscal 2010, primarily due to increased fuel costs, as well as other variable operating costs associated with increased occupancy and volume including higher food and beverage cost of sales, credit card fees and other operating expense.

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

Real Estate Segment
Real Estate segment operating results for Fiscal 2012, Fiscal 2011 and Fiscal 2010 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2012	2011	2010	2012/2011	2011/2010
Total Real Estate net revenue	$47,163	$200,197	$61,007	(76.4)%	228.2%
Real Estate operating expense:
Cost of sales (including sales commissions)	39,153	178,295	46,397	(78.0)%	284.3%
Other	24,017	26,937	25,005	(10.8)%	7.7%
Total Real Estate operating expense	63,170	205,232	71,402	(69.2)%	187.4%
Gain on sale of real property	—	—	6,087	—%	(100.0)%
Real Estate Reported EBITDA	$(16,007)	$(5,035)	$(4,308)	(217.9)%	(16.9)%
Real Estate Reported EBITDA includes $2.6 million, $3.3 million and $4.5 million of stock-based compensation expense for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.
Fiscal 2012
Real Estate segment net revenue for Fiscal 2012 was driven primarily by the closing of 13 condominium units at The Ritz-Carlton Residences, Vail ($33.2 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,146) and seven condominium units at One Ski Hill Place ($8.6 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $975). The average price per square foot for both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included rental revenue from placing certain of our unsold units into our rental program.

Operating expense for Fiscal 2012 included cost of sales of $36.6 million primarily resulting from the closing of 13 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $976) and from the closing of seven condominium units at One Ski Hill Place (average cost per square foot of $808). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $2.5 million were incurred commensurate with revenue recognized. Other operating expense of $24.0 million (including $2.6 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, included in other segment operating expense is a $1.4 million charge recorded due to a dispute with contractors and an insurance carrier over the recovery of costs incurred by us in the fourth quarter of Fiscal 2012 for remediation work at The Arrabelle project. This charge was partially offset by the receipt (in the fourth quarter of Fiscal 2012) of a $1.2 million settlement for alleged damages caused by the architect on The Arrabelle project (included as a credit to other expense).
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
Depreciation and amortization. Depreciation and amortization expense for both Fiscal 2012 and Fiscal 2011 increased over the applicable prior fiscal year primarily due to an increase in the fixed asset base due to incremental capital expenditures, assets acquired or placed in-service at Northstar (acquired in October 2010) and depreciation on unsold One Ski Hill Place and Ritz-Carlton Residences, Vail units that are included in our rental program.
Loss on disposal of fixed assets, net. Loss on disposal of fixed assets increased for Fiscal 2012 compared to Fiscal 2011 and Fiscal 2010 due to increased removal and disposal costs associated with recent capital expenditures.
Net loss (income) attributable to noncontrolling interests, net. Net income attributable to noncontrolling interests decreased $5.5 million from Fiscal 2010 to Fiscal 2011 due to our acquisition of the remaining 30.7% noncontrolling interest in SSV on April 30, 2010, resulting in us holding 100% interest in SSV.
Asset impairment charge. We previously extended a $2.6 million note receivable, including accrued interest, to an entity that owned a hotel that we managed. This entity was in default on certain debt owed by it and the third party owners of the entity were unable to reach an agreement to restructure the debt with their creditor. As a result, the creditor foreclosed on the hotel in June 2011. As such, we recorded an asset impairment charge relating to the note receivable of $2.6 million in our Consolidated Statements of Operations for Fiscal 2011.
Loss on extinguishment of debt. In April 2011, we issued $390 million of 6.50% Notes, the proceeds of which, along with available cash resources, were used to retire the outstanding $390 million principal amount of 6.75% Notes and paid related call premiums, issuance costs, transaction and legal fees. Total costs to retire the 6.75% Notes and issuance costs for the 6.50% Notes were $15.7 million, of which $8.3 million were recorded as deferred financing costs and $7.4 million was recorded as a loss on extinguishment. Additionally, included in the loss on extinguishment is a write-off of a portion of unamortized debt issuance costs and legal fees associated with the 6.75% Notes.
Interest expense, net. Interest expense was relatively flat for Fiscal 2012 compared to Fiscal 2011 due to lower interest expense from the issuance of the 6.50% Notes and the extinguishment of the 6.75% Notes in Fiscal 2011, mostly offset by capitalized interest recorded on The Ritz-Carlton Residences, Vail development project in Fiscal 2011. Interest expense increased for Fiscal 2011 compared to Fiscal 2010 and is primarily due to the significant reduction in the capitalization of interest on self-funded real estate projects as all real estate projects under development reached completion. Capitalized interest was $0.1 million, $0.6 million and $16.3 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010.
Income taxes. Our effective tax rate was 39.5%, 38.0% and 33.5% in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Our tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items), taxable income generated by state jurisdictions that varies from the consolidated pre-tax income and the amount of net loss (income) attributable to noncontrolling interests. The lower effective tax rate for Fiscal 2010 was largely driven by the higher net income attributable to noncontrolling interests recorded in Fiscal 2010. Additionally, the income tax provision recorded for Fiscal 2012, 2011, and 2010, reflects $0.4 million, $0.7 million, and $0.3 million, respectively, of income tax benefits due to a reversal of income tax contingencies resulting from the expiration of the statute of limitations.
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
Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Year Ended July 31,
	2012	2011	2010
Mountain Reported EBITDA	$198,908	$213,167	$184,036
Lodging Reported EBITDA	6,353	8,755	2,392
Resort Reported EBITDA	205,261	221,922	186,428
Real Estate Reported EBITDA	(16,007)	(5,035)	(4,308)
Total Reported EBITDA	189,254	216,887	182,120
Depreciation and amortization	(127,581)	(117,957)	(110,638)
Loss on disposal of fixed assets, net	(1,464)	(555)	(615)
Investment income, net	469	719	445
Interest expense, net	(33,586)	(33,641)	(17,515)
Asset impairment charge	—	(2,561)	—
Loss on extinguishment of debt	—	(7,372)	—
Income before provision for income taxes	27,092	55,520	53,797
Provision for income taxes	(10,701)	(21,098)	(18,022)
Net income	16,391	34,422	35,775
Net loss (income) attributable to noncontrolling interests	62	67	(5,390)
Net income attributable to Vail Resorts, Inc.	$16,453	$34,489	$30,385

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2012	2011
Long-term debt	$489,775	$490,698
Long-term debt due within one year	990	1,045
Total debt	490,765	491,743
Less: cash and cash equivalents	46,053	70,143
Net Debt	$444,712	$421,600
Liquidity and Capital Resources
Significant Sources of Cash
Historically, we have lower cash available as of our fiscal year end (as well as at the end of our first fiscal quarter of each year)

as compared to our second and third fiscal quarter-ends primarily due to the seasonality of our Mountain segment operations. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. We had $46.1 million of cash and cash equivalents as of July 31, 2012, compared to $70.1 million as of July 31, 2011. We generated $185.4 million of cash from operating activities during Fiscal 2012 compared to $267.3 million and $36.0 million generated during Fiscal 2011 and Fiscal 2010, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the sale of remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.
In addition to our $46.1 million of cash and cash equivalents at July 31, 2012, we have available $332.7 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million).  We believe the Credit Agreement, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.50%.

Fiscal 2012 compared to Fiscal 2011

We generated $185.4 million of cash from operating activities in Fiscal 2012, a decrease of $81.9 million when compared to the $267.3 million of cash generated in Fiscal 2011. The decrease in operating cash flows was primarily a result of a reduction in proceeds from real estate closings that occurred in Fiscal 2012, which generated $39.3 million in net proceeds (net of sales commissions and deposits previously received) compared to $166.0 million generated in net proceeds (net of sales commissions and deposits previously received) in Fiscal 2011, which included the sale of 45 units at The Ritz-Carlton Residences, Vail to The Ritz-Carlton Development Company pursuant to a contractual agreement when that project received its certificate of occupancy. Partially offsetting the decline in proceeds from real estate sales in Fiscal 2012 compared to Fiscal 2011 was a decrease in investments in real estate of $22.8 million and a reduction in real estate payables of $27.8 million in Fiscal 2011 due to the completion of construction at our real estate projects. Additionally, cash from operating activities was impacted by the lower Resort Reported EBITDA for Fiscal 2012 compared to Fiscal 2011, partially offset by a decrease in the amount of prepaid expenses and other assets, net of an increase in inventory purchases.

Cash used in investing activities decreased by $2.2 million in Fiscal 2012 compared to Fiscal 2011, due to the prior year acquisition of Northstar in October 2010 for $60.2 million (net of cash assumed), mostly offset by an increase in resort capital expenditures of $37.0 million in Fiscal 2012 compared to Fiscal 2011, and the acquisition of Kirkwood and Skiinfo for a combined $23.8 million (net of cash assumed) in Fiscal 2012.

Cash used in financing activities decreased $0.2 million in Fiscal 2012 compared to Fiscal 2011 primarily due to the prior year repayment of $35.0 million outstanding under the Credit Agreement in Fiscal 2011 and the prior year payment of financing costs associated with the issuance of the 6.50% Notes and extinguishment of the 6.75% Notes and the amended and restated Credit Agreement of $12.4 million, almost entirely offset by the repurchase of common stock of $30.4 million and an increase in the payment of cash dividends on common stock of $18.8 million in Fiscal 2012 compared to Fiscal 2011.
Fiscal 2011 compared to Fiscal 2010
We generated $267.3 million of cash from operating activities in Fiscal 2011, an increase of $231.3 million when compared to the $36.0 million of cash generated in Fiscal 2010. The increase in operating cash flows was partially a result of an increase in the number of real estate closings that occurred in Fiscal 2011 which generated $166.0 million in net proceeds (net of sales commissions and deposits previously received) compared to $43.7 million generated in net proceeds (net of sales commissions and deposits previously received) in Fiscal 2010. Additionally, investments in real estate decreased $141.5 million in Fiscal 2011 compared to Fiscal 2010 as our real estate projects under development reached completion. Additionally, improvements in our resort operations, including from Northstar which was acquired in October 2010, resulted in an increase in Resort Reported EBITDA of $35.5 million in Fiscal 2011 compared to Fiscal 2010. Partially offsetting the above items were an increase in the change in accounts receivable and inventory of $10.7 million partially due to the Northstar acquisition and a decrease in the change in accounts payable and accrued liabilities of $10.7 million primarily due to a reduction in real estate payables.

Cash used in investing activities increased by $74.6 million in Fiscal 2011 compared to Fiscal 2010, due to the acquisition of Northstar in October 2010 for $60.5 million (net of cash assumed), an increase in resort capital expenditures of $26.7 million in Fiscal 2011, and the cash receipt of $8.9 million primarily related to a land parcel we sold in Fiscal 2010, all of which was partially offset by the acquisition of Mountain News Corporation for $15.9 million in Fiscal 2010.
Cash used in financing activities increased $46.8 million in Fiscal 2011 compared to Fiscal 2010. The increase in cash used in financing cash flows was primarily due to the repayment of $35.0 million outstanding under the Credit Agreement in Fiscal 2011, payment of financing costs associated with the offering of the 6.50% Notes and retirement of the 6.75% Notes and the amended and restated Credit Agreement of $12.4 million, and cash dividends on common stock of $5.4 million in Fiscal 2011. The above was partially offset by the acquisition of the remaining noncontrolling interest in SSV in Fiscal 2010 for $31.0 million on April 30, 2010 and the repurchase of common stock for $15.0 million in Fiscal 2010.
Significant Uses of Cash
Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree Real Estate future development projects.
We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $85 million to $95 million of resort capital expenditures for calendar year 2012 which includes incremental capital related to Kirkwood and initial estimated summer-related activities capital. Included in these capital expenditures are approximately $43 million to $47 million (including Kirkwood), which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $39 million was spent for capital expenditures in calendar year 2012 as of July 31, 2012, leaving approximately $46 million to $56 million to spend in the remainder of calendar year 2012. Discretionary expenditures for calendar 2012 include replacement of an existing chairlift with a new state-of-the-art 10-passenger gondola at Vail mountain; replacement and enhancement of retail/rental point of sales system; development of new functionality for EpicMix including EpicMix Racing; investment in energy efficient snowmaking equipment and technology; continued renovations at the DoubleTree by Hilton owned lodging property (formerly the Great Divide Lodge); and upgrades and integration to our marketing database and IT infrastructure, among other projects. Additionally, our resort capital expenditures beyond calendar year 2012 could increase as a result of our anticipated new summer activities plan Epic Discovery, among other initiatives. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.
Principal payments on the vast majority of our long-term debt ($487.9 million of the total $490.8 million debt outstanding as of July 31, 2012) are not due until fiscal 2019 and beyond. As of July 31, 2012 and 2011, total long-term debt (including long-term debt due within one year) was $490.8 million and $491.7 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $421.6 million as of July 31, 2011 to $444.7 million as of July 31, 2012.
Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of July 31, 2012. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the year ended July 31, 2012, we repurchased 684,307 shares of common stock. Since inception of this stock repurchase program through July 31, 2012, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2012, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture, dated as of April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A. as Trustee (“Indenture”), governing the 6.50% Notes, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.
On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 our Board of Directors approved a 25% increase to our annual cash dividend to an annual rate of $0.75 per share (or $26.7 million annually based upon shares outstanding as of July 31, 2012), subject to quarterly declaration. For the year ended July 31, 2012, we paid cash dividends of $0.675 per share ($24.2 million in the aggregate). Our dividends were funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture governing our 6.50% Notes, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2012. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2013. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which total $490.8 million as of July 31, 2012, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which total $291.5 million as of July 31, 2012, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2012 is as follows (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2013	years	years	5 years
Long-Term Debt (1)	$490,765	$990	$1,068	$501	$488,206
Fixed Rate Interest (1)	202,051	28,518	57,002	56,951	59,580
Operating Leases and Service Contracts	291,495	33,034	55,714	48,029	154,718
Purchase Obligations (2)	235,527	188,548	37,463	145	9,371
Total Contractual Cash Obligations	$1,219,838	$251,090	$151,247	$105,626	$711,875
(1)         The fixed-rate interest payments, as well as long-term debt payments, included in the table above assume that all fixed-rate debt outstanding as of July 31, 2012 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our $52.6 million of variable-rate long-term debt as of July 31, 2012 is held to maturity, and utilizing interest rates in effect at July 31, 2012, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2012 is anticipated to be approximately $1.1 million for Fiscal 2013, $1.1 million for Fiscal 2014 and $1.0 million for at least each of the next three years subsequent to Fiscal 2014. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2012, and do not reflect interest obligations on potential future debt.
(2)         Purchase obligations primarily include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2012 and other commitments for goods and services not yet received, including construction contracts not included on our Consolidated Balance Sheet as of July 31, 2012 in accordance with GAAP.

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
Judgments and Uncertainties
We determine the estimated cash flows by project starting with the current listing price of all units remaining to be sold by project which is then reduced by 1) an estimate for sales discounts and concessions anticipated to be given to buyers over the remaining estimated sales period that takes into consideration the current economic environment, local real estate market and the type of real estate we have held for sale; 2) marketing fees paid in conjunction with units to be sold, as applicable; 3) estimated sales commissions and other closing costs including title, transfer and escrow fees; and 4) estimated net carrying costs until units are sold, the sum of all which is compared to the carrying value for each individual real estate project.
Effect if Actual Results Differ From Assumptions
Based upon the analysis performed throughout Fiscal 2012, the estimated future cash flows of our real estate projects were in excess of their respective carrying values and as such no impairment charge has been recognized. Cash flows require considerable judgment and are sensitive to changes in underlying assumptions and factors such as the ultimate selling price of individual units within a project and the estimated absorption period in which units are expected to be sold. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. For example, as of July 31, 2012, if our anticipated net cash proceeds (after sales concessions, discounts, selling and closing costs) on the remaining inventory of condominium units at The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge were to decline by approximately 6% compared to our current estimates we may be required to record an impairment charge on one or both of these projects.
Goodwill and Intangible Assets
Description
The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Other intangible assets are evaluated for impairment only when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We are required to determine goodwill impairment using a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The impairment test for indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Judgments and Uncertainties
Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of reporting units and indefinite-lived intangible assets. We determine the estimated fair value of our reporting units using a discounted cash flow analysis. The estimated fair value of indefinite-lived intangible assets is primarily determined using the income approach based upon estimated future revenue streams. These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of the timing and degree of any economic recovery, estimation of the useful life over which cash flows will occur (including terminal multiples), determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit or indefinite-lived intangible asset. We evaluate our reporting units on an annual basis and allocate goodwill to our reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1st of each year. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2012 the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values, and as such no impairment of goodwill or indefinite-lived intangible assets existed and the second step of the goodwill impairment test was not required. However, we determined that our Colorado Lodging reporting unit ($34.1 million of goodwill as of July 31, 2012) within our Lodging segment was at risk of failing step one of the goodwill impairment test, with the fair value of the reporting unit estimated at approximately 10% in excess of its carrying value and therefore is at risk for a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal value multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Colorado Lodging reporting unit may include such items as: (i) prolonged adverse weather conditions; (ii) a prolonged weakness in the general economic conditions in which the Colorado Lodging reporting unit operates and therefore negatively impacting group and transient room nights and ADR; (iii) an economic recovery that significantly differs from our assumptions in timing and/or degree; and (iv) volatility in the equity and debt markets which could result in a higher discount rate.
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
An unfavorable tax settlement could require the use of cash and could possibly result in increased tax expense and effective tax rate and/or adjustments to our deferred tax assets and deferred tax liabilities in the year of resolution. A favorable tax settlement could possibly result in a reduction in our tax expense, effective tax rate, income taxes payable, other long-term liabilities and/or adjustments to our deferred tax assets and deferred tax liabilities in the year of settlement or in future years.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $12.3 million for Fiscal 2012.
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
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties, certain managed hotel properties and our golf courses occur during the summer months while the winter season results in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations, management fees from certain managed hotel properties, certain other lodging properties and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. During Fiscal 2012, 76% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 15, Selected Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2012, we had $52.6 million of variable rate indebtedness, representing approximately 10.7% of our total debt outstanding, at an average interest rate during Fiscal 2012 of 0.3%. Based on variable-rate borrowings outstanding as of July 31, 2012, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2012, 2011 and 2010

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of July 31, 2012, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting as of July 31, 2012, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
of Vail Resorts, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 24, 2012

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$46,053	$70,143
Restricted cash	14,284	12,438
Trade receivables, net of allowances of $4,553 and $3,423, respectively	65,743	58,529
Inventories, net of reserves of $1,864 and $1,552, respectively	65,873	54,007
Deferred income taxes (Note 11)	24,458	29,167
Other current assets	15,959	21,340
Total current assets	232,370	245,624
Property, plant and equipment, net (Note 6)	1,049,207	1,021,736
Real estate held for sale and investment	237,668	273,663
Deferred charges and other assets	41,659	41,036
Notes receivable	4,871	5,021
Goodwill, net (Note 6)	269,769	268,058
Intangible assets, net (Note 6)	92,070	91,098
Total assets	$1,927,614	$1,946,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$227,538	$221,359
Income taxes payable	20,721	20,778
Long-term debt due within one year (Note 4)	990	1,045
Total current liabilities	249,249	243,182
Long-term debt (Note 4)	489,775	490,698
Other long-term liabilities (Note 6)	232,869	235,429
Deferred income taxes (Note 11)	139,393	133,208
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, and 40,531,204 and 40,334,973 shares issued, respectively	405	403
Additional paid-in capital	586,691	575,689
Accumulated other comprehensive loss	(255)	—
Retained earnings	408,662	416,458
Treasury stock, at cost; 4,949,111 and 4,264,804 shares, respectively (Note 16)	(193,192)	(162,827)
Total Vail Resorts, Inc. stockholders’ equity	802,311	829,723
Noncontrolling interests	14,017	13,996
Total stockholders’ equity	816,328	843,719
Total liabilities and stockholders’ equity	$1,927,614	$1,946,236
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2012	2011	2010
Net revenue:
Mountain	$766,608	$752,191	$638,495
Lodging	210,623	214,658	195,301
Real Estate	47,163	200,197	61,007
Total net revenue	1,024,394	1,167,046	894,803
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	568,578	540,366	456,017
Lodging	204,270	205,903	192,909
Real Estate	63,170	205,232	71,402
Total segment operating expense	836,018	951,501	720,328
Other operating (expense) income:
Depreciation and amortization	(127,581)	(117,957)	(110,638)
Loss on disposal of fixed assets, net	(1,464)	(555)	(615)
Asset impairment charge (Note 8)	—	(2,561)	—
Gain on sale of real property	—	—	6,087
Income from operations	59,331	94,472	69,309
Mountain equity investment income, net	878	1,342	1,558
Investment income, net	469	719	445
Interest expense, net	(33,586)	(33,641)	(17,515)
Loss on extinguishment of debt (Note 4)	—	(7,372)	—
Income before provision for income taxes	27,092	55,520	53,797
Provision for income taxes (Note 11)	(10,701)	(21,098)	(18,022)
Net income	$16,391	$34,422	$35,775
Net loss (income) attributable to noncontrolling interests	62	67	(5,390)
Net income attributable to Vail Resorts, Inc.	$16,453	$34,489	$30,385
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$0.46	$0.96	$0.84
Diluted net income per share attributable to Vail Resorts, Inc.	$0.45	$0.94	$0.83
Cash dividends declared per share	$0.675	$0.15	$—
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2009	40,049,988	$400	$555,728	$356,995	$(147,828)	$—	$765,295	$15,411	$780,706
Net income	—	—	—	30,385	—	—	30,385	5,390	35,775
Stock-based compensation (Note 17)	—	—	11,843	—	—	—	11,843	—	11,843
Issuance of shares under share award plan net of shares withheld for taxes (Note 17)	123,903	1	(1,139)	—	—	—	(1,138)	—	(1,138)
Tax expense from share award plan	—	—	(40)	—	—	—	(40)	—	(40)
Repurchases of common stock (Note 16)	—	—	—	—	(14,999)	—	(14,999)	—	(14,999)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	—	(10,338)	(10,338)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	3,268	3,268
Acquisition of noncontrolling interest, net of deferred taxes (Note 10)	—	—	(2,576)	—	—	—	(2,576)	(114)	(2,690)
Balance, July 31, 2010	40,173,891	401	563,816	387,380	(162,827)	—	788,770	13,617	802,387
Net income (loss)	—	—	—	34,489	—	—	34,489	(67)	34,422
Stock-based compensation (Note 17)	—	—	12,493	—	—	—	12,493	—	12,493
Issuance of shares under share award plan net of shares withheld for taxes (Note 17)	161,082	2	(681)	—	—	—	(679)	—	(679)
Tax benefit from share award plan	—	—	61	—	—	—	61	—	61
Dividends	—	—	—	(5,411)	—	—	(5,411)	—	(5,411)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	446	446
Balance, July 31, 2011	40,334,973	403	575,689	416,458	(162,827)	—	829,723	13,996	843,719
Comprehensive income (loss):
Net income (loss)	—	—	—	16,453	—	—	16,453	(62)	16,391
Foreign currency translation adjustments	—	—	—	—	—	(255)	(255)	—	(255)
Total comprehensive income (loss)							16,198	(62)	16,136
Stock-based compensation (Note 17)	—	—	11,999	—	—	—	11,999	—	11,999
Issuance of shares under share award plan net of shares withheld for taxes (Note 17)	196,231	2	(2,550)	—	—	—	(2,548)	—	(2,548)
Tax benefit from share award plan	—	—	1,553	—	—	—	1,553	—	1,553
Repurchases of common stock (Note 16)	—	—	—	—	(30,365)	—	(30,365)	—	(30,365)
Dividends	—	—	—	(24,249)	—	—	(24,249)	—	(24,249)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	83	83
Balance, July 31, 2012	40,531,204	$405	$586,691	$408,662	$(193,192)	$(255)	$802,311	$14,017	$816,328
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$16,391	$34,422	$35,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,581	117,957	110,638
Cost of real estate sales	34,912	168,267	42,821
Stock-based compensation expense	11,999	12,493	11,843
Deferred income taxes, net	9,243	32,194	(4,427)
Gain on sale of real property	—	—	(6,087)
Asset impairment charge	—	2,561	—
Loss on extinguishment of debt	—	7,372	—
Other non-cash income, net	(6,041)	(8,571)	(7,533)
Changes in assets and liabilities:
Restricted cash	(1,733)	(424)	(769)
Accounts receivable, net	(2,577)	(1,638)	5,687
Inventories, net	(10,853)	(2,758)	652
Investments in real estate	(2,160)	(24,920)	(166,446)
Accounts payable and accrued liabilities	(2,515)	(23,223)	(12,547)
Income taxes payable	(305)	(12,495)	26,625
Deferred real estate deposits	(757)	(32,139)	(11,573)
Other assets and liabilities, net	12,234	(1,811)	11,291
Net cash provided by operating activities	185,419	267,287	35,950
Cash flows from investing activities:
Capital expenditures	(132,625)	(95,640)	(68,957)
Acquisition of businesses	(23,479)	(62,344)	(15,870)
Cash received from sale of real property	—	—	8,920
Other investing activities, net	150	(204)	(7,645)
Net cash used in investing activities	(155,954)	(158,188)	(83,552)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	56,000	189,000	140,962
Payments of other long-term debt	(57,052)	(226,861)	(106,309)
Repurchases of common stock	(30,365)	—	(14,999)
Dividends paid	(24,249)	(5,411)	—
Proceeds from borrowings under the 6.50% Notes	—	390,000	—
Payments of tender of 6.75% Notes	—	(390,000)	—
Payment of financing costs	—	(12,400)	—
Acquisition of noncontrolling interest	—	—	(31,000)
Other financing activities, net	2,144	1,971	4,395
Net cash used in financing activities	(53,522)	(53,701)	(6,951)
Effect of exchange rate changes on cash and cash equivalents	(33)	—	—
Net (decrease) increase in cash and cash equivalents	(24,090)	55,398	(54,553)
Cash and cash equivalents:

Beginning of period	70,143	14,745	69,298
End of period	$46,053	$70,143	$14,745
Cash paid for interest, net of amounts capitalized	$30,212	$35,826	$14,968
Taxes paid (refunded), net	$216	$1,355	$(4,694)
The accompanying Notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates seven world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and the Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada, as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park, Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April. The Company’s operations at its NPS concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 8, Variable Interest Entities).

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

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million. The Company records capitalized interest once construction activities commence and capitalized $0.1 million, $0.1 million and $1.1 million of interest on non-real estate projects during the years ended July 31, 2012, 2011 and 2010, respectively.
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
Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use. Additionally, the Company records depreciation on completed condominium units that are placed in rental programs until such units are sold. Sales and marketing expenses are charged against income in the period incurred. Sales commission expenses are charged against income in the period that the related revenue from real estate sales is recorded. The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction. Interest capitalized on real estate development projects during the years ended July 31, 2012, 2011 and 2010 was zero, $0.5 million and $15.1 million, respectively.
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
The testing for impairment consists of a comparison of the fair value of the assets with their carrying values. If the carrying amount of the assets exceed its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the assets does not exceed the fair value, no impairment loss is recognized. For the testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units using a discounted cash flow analysis. The fair value of indefinite-lived intangible assets is estimated using an income approach. The Company determined that there was no impairment to goodwill or intangible assets during the years ended July 31, 2012, 2011 and 2010.
Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended July 31, 2012, 2011 and 2010. See Note 8, Variable Interest Entities, for impairment charge recorded on a note receivable during the year ended July 31, 2011.
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

•
Lodging revenue is derived from a wide variety of sources, including, among other things, hotel operations, dining operations, property management services, managed hotel property payroll cost reimbursements, private golf club amortized initiation fees and dues, transportation services and golf course greens fees, and are recognized as products are delivered or services are performed. Revenue from payroll cost reimbursements relates to payroll costs of managed hotel properties where the Company is the employer.

The reimbursements are based upon the costs incurred with no added margin; therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income.

•
Revenues from private club initiation fees are primarily recognized over the estimated life of the club facilities on a straight-line basis upon inception of the club. As of July 31, 2012, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 21 years. Certain club initiation fees are refundable in 30 years after the date of acceptance of a member. Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years. The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense.

•
Real estate revenue primarily includes the sale of condominium units and are recorded using the full accrual method and occurs only upon the following: (i) substantial completion of the entire development project, (ii) receipt of certificates of occupancy or temporary certificates of occupancy from local governmental agencies, if applicable, (iii) closing of the sales transaction including receipt of all, or substantially all, sales proceeds (including any deposits previously received), and (iv) transfer of ownership.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued liabilities for costs to be incurred subsequent to the sales transaction. The Company utilizes the relative sales value method to determine cost of sales for condominium units sold within a project, when specific identification of costs cannot be reasonably determined.
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
Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers’ compensation, third-party loss contingencies, liabilities for the completion of real estate sold by the Company, property taxes and loyalty reward programs among other items. The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its consolidated financial statements. Additionally, the Company records, as applicable, receivables related to insurance recoveries for loss contingencies if deemed probable of recovery. These estimates are reviewed and adjusted as the facts and circumstances change. The Company records legal costs related to defending claims as incurred.
Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2012, 2011 and 2010 was $21.2 million, $20.3 million and $18.8 million, respectively. Prepaid advertising costs as of July 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively and are reported within “other current assets” in the Company’s Consolidated Balance Sheets.
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
Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds and other long-term debt (Note 4, Long-Term Debt) have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair value of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2012 and 2011 is presented below (in thousands):

	July 31, 2012		July 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Notes	$390,000	$417,300	$390,000	$397,800
Industrial Development Bonds	$41,200	$49,267	$41,200	$47,581
Other long-term debt	$6,990	$7,821	$7,968	$8,320
Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 17, Stock Compensation Plan for more information). The following table shows total stock-based compensation expense for the years ended July 31, 2012, 2011 and 2010 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2012	2011	2010
Mountain operating expense	$7,614	$7,140	$5,332
Lodging operating expense	1,744	2,088	2,010
Real estate operating expense	2,641	3,265	4,501
Pre-tax stock-based compensation expense	11,999	12,493	11,843
Less: benefit for income taxes	4,567	4,738	4,481
Net stock-based compensation expense	$7,432	$7,755	$7,362
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
New Accounting Standards-- In June 2011, the FASB issued ASU No. 2011-05 -“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” and in December 2011, issued ASU No. 2011-12—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-05 requires companies to present the total of comprehensive income, the components of net income and other components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-12 defers until further notice ASU No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and both ASU Nos. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s 2013 first fiscal quarter). The adoption of these updates only amends presentation and disclosure requirements concerning comprehensive income, as such the adoption of these updates will not affect the Company’s financial position or results of operations.

3.	Net Income Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the years ended July 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended July 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$16,453	$16,453	$34,489	$34,489	$30,385	$30,385
Weighted-average shares outstanding	36,004	36,004	36,009	36,009	36,212	36,212
Effect of dilutive securities	—	669	—	745	—	519
Total shares	36,004	36,673	36,009	36,754	36,212	36,731
Net income per share attributable to Vail Resorts	$0.46	$0.45	$0.96	$0.94	$0.84	$0.83
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 36,000, 57,000 and 22,000 for the years ended July 31, 2012, 2011 and 2010, respectively.
On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company's common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company’s Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. For the year ended July 31, 2012, the Company paid cash dividends of $0.6750 per share ($24.2 million in the aggregate). On September 21, 2012 the Company’s Board of Directors approved a quarterly cash dividend of $0.1875 per share payable on October 25, 2012 to stockholders of record as of October 10, 2012.

4.	Long-Term Debt
Long-term debt as of July 31, 2012 and 2011 is summarized as follows (in thousands):

	Fiscal Year Maturity (a)	July 31, 2012	July 31, 2011
Credit Facility Revolver (b)	2016	$—	$—
Industrial Development Bonds (c)	2020	41,200	41,200
Employee Housing Bonds (d)	2027-2039	52,575	52,575
6.50% Notes (e)	2019	390,000	390,000
Other (f)	2013-2029	6,990	7,968
Total debt		490,765	491,743
Less: Current maturities (g)		990	1,045
Long-term debt		$489,775	$490,698

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)
On January 25, 2011, The Vail Corporation (the “Vail Corp”), a wholly-owned subsidiary of the Company, amended and restated its senior credit facility (the “Credit Facility”). Key modifications to the Credit Facility included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016; increased grid pricing for interest rate margins (as of July 31, 2012, under the Credit Facility, at LIBOR plus 1.25%) and commitment fees (as of July 31, 2012, under the Credit Facility, at 0.25%); the expansion of baskets related to the Company’s ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants.

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

(d)
The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (0.25% to 0.30% as of July 31, 2012).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Credit Facility. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2012 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
On April 25, 2011, the Company completed a private offering for $390 million of 6.50% Notes the proceeds of which, along with available cash resources, were used to purchase the outstanding $390 million principal amount of the 6.75% Notes Senior Subordinated Notes ("6.75% Notes") and pay related premiums, fees and expenses. The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. The Company has certain early redemption options under the terms of the 6.50% Notes. The premium for early redemption of the 6.50% Notes ranges from 4.875% to 0%, depending on the date of redemption. The 6.50% Notes are subordinated to certain of the Company’s debts, including the Credit Agreement, and will be subordinated to certain of the Company’s future debts. The Company’s payment obligations under the 6.50% Notes are jointly and severally guaranteed by substantially all of the Company’s current and future domestic subsidiaries. The indenture governing the 6.50% Notes contains restrictive covenants, which, among other things, limit the ability of Vail Resorts and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Parent Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies. Pursuant to the registration rights agreement executed as part of the offering of the 6.50% Notes, the Company agreed to file a registration statement for an exchange offer registered under the Securities Act of 1933. The registration statement was declared effective on November 16, 2011, and on November 17, 2011, the Company commenced its offer to exchange up to $390.0 million principal amount of newly issued 6.50% Notes, registered under the Securities Act of 1933, for a like principal amount of its outstanding privately placed 6.50% Notes. The exchange offer expired on December 16, 2011 and all of the 6.50% Notes were tendered and exchanged for the new substantially identical registered notes.
During the year ended July 31, 2011, the Company purchased the 6.75% Notes for a call price of 101.125% of the principal balance due to the early redemption. A loss on extinguishment of debt in the amount of $7.4 million was recorded during the year ended July 31, 2011 in connection with the transaction. The 6.75% Notes were completely extinguished as of July 31, 2011.

(f)
Other obligations primarily consist of a $5.6 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and capital leases totaling $1.4 million. Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 1.0% to 6.0% and have maturities ranging from in the year ending July 31, 2013 to the year ending July 31, 2029.

(g)	Current maturities represent principal payments due in the next 12 months.
Aggregate maturities for debt outstanding as of July 31, 2012 reflected by fiscal year are as follows (in thousands):

Total
2013	$990
2014	532
2015	535
2016	244
2017	257
Thereafter	488,207
Total debt	$490,765

The Company recorded gross interest expense of $33.7 million, $34.2 million and $33.8 million for the years ended July 31, 2012, 2011 and 2010, respectively, of which $1.9 million, $1.7 million and $1.6 million was amortization of deferred financing costs. The Company capitalized $0.1 million, $0.6 million and $16.3 million of interest during the years ended July 31, 2012, 2011 and 2010, respectively. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.	Acquisitions
Mountain News Corporation
On May 28, 2010, the Company acquired the capital stock of Mountain News Corporation (“Mountain News”), which owns and operates several websites focused on the ski and snowboarding industry, for total consideration of $16.5 million. The purchase price was allocated to tangible and identifiable intangible assets acquired based on their fair values at the acquisition date. The Company recorded $12.9 million in goodwill (the majority of which is not deductible for income tax purposes), $1.2 million in indefinite-lived intangible assets, $2.6 million in fixed assets, $1.7 million in other intangibles (with a weighted-

average amortization period of 6.4 years) and assumed liabilities of $0.9 million on the date of acquisition in conjunction with this acquisition. The operating results of Mountain News are reported within the Mountain segment.

Northstar
On October 25, 2010, the Company acquired for cash 100% of the capital stock of BCRP Inc. and the membership interest of Northstar Group Commercial Properties (together, with their subsidiaries “Northstar”) that operate the Northstar mountain resort in North Lake Tahoe, California from Booth Creek Resort Properties LLC and other sellers for a total consideration of $60.2 million, net of cash assumed. Northstar is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. Additionally, Northstar operates a base area village at the resort, including the subleasing of commercial retail space and condominium property management.
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

The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc. primarily under operating lease agreements which were assumed by the Company. Under the terms of the leases, the Company estimates that it will be required to pay above market rates in the aggregate through the remainder of the initial lease term expiring in fiscal 2027. The Company has recorded a net unfavorable lease obligation for these leases that will be amortized as an adjustment to lease expense over the remaining initial lease term.
The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Northstar and other factors. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets have a weighted-average amortization period of 4.6 years. The operating results of Northstar contributed $67.9 million of net revenue for the year ended July 31, 2011. Additionally, the Company recognized $4.1 million of acquisition related expenses in the Consolidated Statements of Operations for the year ended July 31, 2011. The operating results of Northstar are reported within the Mountain segment.
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Northstar was completed on August 1, 2009. The following unaudited pro forma financial information includes adjustments for (i) depreciation and interest expense for capital leases on acquired property, plant and equipment and amortization of intangible assets recorded at the date of acquisition; (ii) straight-line expense recognition of minimum future lease payments from the date of acquisition, including the amortization of the net unfavorable lease obligations; and (iii) acquisition related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on August 1, 2009 (in thousands, except per share amounts).

	Year Ended July 31,
	2011	2010
Pro forma net revenue	$1,171,459	$959,453
Pro forma net income attributable to Vail Resorts, Inc.	$33,231	$34,485
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$0.92	$0.95
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$0.90	$0.94

Skiinfo

On February 1, 2012, the Company acquired the capital stock of Skiinfo, AS, a Norwegian company which owns and operates several European websites focused on the ski and snowboarding industry, for total cash consideration of $5.7 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $2.4 million in property plant and equipment, $2.7 million in other assets, $1.8 million in goodwill, $0.7 million in indefinite-lived intangible assets, $0.5 million in other intangible assets (with a weighted-average amortization period of 6.7 years), and $2.6 million of assumed liabilities on the date of acquisition. The operating results of Skiinfo are reported within the Mountain segment.

Kirkwood Mountain Resort

On April 12, 2012, the Company acquired substantially all of the assets of Kirkwood Mountain Resort (“Kirkwood”), a mountain resort located in Lake Tahoe, California, for total cash consideration of approximately $18.2 million, net of cash assumed, subject to certain working capital adjustments as provided for in the purchase agreement. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $16.1 million in property, plant and equipment, $3.0 million in other assets, $0.9 million in indefinite-lived intangible assets, $1.2 million in other intangible assets (with a weighted-average amortization period of 21.4 years), and $3.0 million of assumed liabilities on the date of acquisition. The operating results of Kirkwood are reported within the Mountain segment.

The estimated fair values of assets acquired and liabilities assumed for the acquisition of Kirkwood and Skiinfo are preliminary and are based on the information that was available as of the acquisition dates to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	July 31,
	2012	2011
Land and land improvements	$281,729	$271,742
Buildings and building improvements	838,780	801,582
Machinery and equipment	563,309	539,983
Furniture and fixtures	243,587	215,862
Software	81,659	64,408
Vehicles	44,798	40,627
Construction in progress	36,979	34,638
Gross property, plant and equipment	2,090,841	1,968,842
Accumulated depreciation	(1,041,634)	(947,106)
Property, plant and equipment, net	$1,049,207	$1,021,736
Depreciation expense for the years ended July 31, 2012, 2011 and 2010 totaled $124.5 million, $116.3 million and $109.8 million, respectively.
The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2012	2011
Goodwill
Goodwill	$287,123	$285,412
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	269,769	268,058
Indefinite-lived intangible assets
Gross indefinite-lived intangible assets	107,211	105,838
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	82,498	81,125
Amortizable intangible assets
Gross amortizable intangible assets	52,813	51,850
Accumulated amortization	(43,241)	(41,877)
Amortizable intangible assets, net	9,572	9,973
Total gross intangible assets	160,024	157,688
Total accumulated amortization	(67,954)	(66,590)
Total intangible assets, net	$92,070	$91,098
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2012, 2011 and 2010 totaled $3.1 million, $1.7 million and $0.8 million, respectively, and is estimated to be approximately $1.1 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2012 and 2011 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2010	$120,615	$60,470	$181,085
Acquisition	86,973	—	86,973
Balance at July 31, 2011	207,588	60,470	268,058
Acquisition	1,785	—	1,785
Effects of changes in foreign currency exchange rates	(74)	—	(74)
Balance at July 31, 2012	$209,299	$60,470	$269,769

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2012	2011
Trade payables	$56,508	$58,816
Deferred revenue	78,793	66,044
Accrued salaries, wages and deferred compensation	21,242	26,350
Accrued benefits	20,216	22,107
Deposits	12,031	11,741
Accrued interest	8,015	8,511
Other accruals	30,733	27,790
Total accounts payable and accrued liabilities	$227,538	$221,359
The composition of other long-term liabilities follows (in thousands):

	July 31,
	2012	2011
Private club deferred initiation fee revenue	$135,660	$138,725
Unfavorable lease obligation, net	36,058	38,729
Other long-term liabilities	61,151	57,975
Total other long-term liabilities	$232,869	$235,429

7.	Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2012:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $6.9 million and $6.7 million as of July 31, 2012 and 2011, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $3.6 million and $3.5 million as of July 31, 2012 and 2011, respectively. During the years ended July 31, 2012, 2011 and 2010, distributions in the amounts of $0.8 million, $1.0 million and $3.2 million, respectively, were received from equity method affiliates.

8.	Variable Interest Entities
The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements. As a group, as of July 31, 2012, the Employee Housing Entities had total assets of $31.3 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.7 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company has issued under its Credit Agreement $53.4 million letters of credit related to Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.5 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2012.
The Company, through various lodging subsidiaries, manages hotels in which the Company has no ownership interest in the entities that own such hotels. The Company previously extended a $2.0 million note receivable to one of these entities at the time the entity acquired the hotel property that the Company managed. This entity was formed by unrelated third parties to acquire, own, operate and realize the value in a resort hotel property. This entity was in default on certain debt held by the entity and the third party owners of the entity were unable to reach an agreement to restructure the debt with their creditor, as a result, the creditor foreclosed on the hotel in June 2011. As such, the Company recorded an asset impairment charge of $2.6 million (including accrued interest on the note receivable) in the Consolidated Statements of Operations during the year ended July 31, 2011. The Company had previously concluded that the note receivable along with the management agreement were significant variable interest in the entity that owned the hotel.

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
The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of July 31, 2012
Description	Balance at July 31, 2012	Level 1	Level 2	Level 3
Money Market	$6,581	$6,581	$—	$—
Commercial Paper	$2,441	$—	$2,441	$—
Certificates of Deposit	$1,260	$—	$1,260	$—
	Fair Value Measurement as of July 31, 2011
Description	Balance at July 31, 2011	Level 1	Level 2	Level 3
US Treasury	$8,381	$8,381	$—	$—
Certificates of Deposit	$2,490	$—	$2,490	$—
The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

10.	Redeemable Noncontrolling Interest
On April 23, 2010, the Company entered into a transfer agreement with GSSI LLC (“GSSI”), the noncontrolling interest holder in SSV, and acquired all of GSSI’s remaining 30.7% ownership interest in SSV for a negotiated price of $31.0 million in cash. The purchase of GSSI’s interest in SSV was completed on April 23, 2010, resulting in the Company holding 100% interest in SSV. As a result of this agreement, equity-noncontrolling interest and redeemable noncontrolling interest related to SSV was eliminated. The purchase price in excess of the carrying value of the noncontrolling interest of approximately $2.6 million (net of deferred taxes) was recorded as a reduction in additional paid-in capital. Additionally, GSSI held a management agreement with SSV which was terminated concurrent with the Company’s purchase of GSSI’s interest in SSV.

11.	Income Taxes

The Company had Federal net operating loss (“NOL”) carryforwards that expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code. The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”). However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOL carryforwards to reduce future taxable income. As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and have reduced its federal tax liability in the amount of $19.6 million in subsequent returns. These NOL carryforwards relate to fresh start accounting from the Company’s reorganization in 1992. During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s request for refund and its position to remove the restrictions under Section 382 of the Internal Revenue Code. The Company appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals. In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation. The Company disagreed with the IRS interpretation disallowing the utilization of the NOL’s and in August 2009, the Company filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid, plus interest. On July 1, 2011, the District Court granted the Company summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and the Company does not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. The Company is also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein the Company disagrees with the IRS as to the utilization of NOLs. However, the Company is uncertain whether and how the potential resolution of the District Court case may affect these tax court proceedings.

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
The Company has state (primarily California) and foreign NOL carryforwards totaling $35.1 million of which the state NOL carryforwards expire by the year ending July 31, 2031. As of July 31, 2012, the Company has recorded a valuation allowance on $25.1 million of state NOL carryforwards as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2012	2011
Deferred income tax liabilities:
Fixed assets	$145,316	$131,024
Intangible assets	34,859	34,350
Real estate and other investments	3,511	5,326
Total	183,686	170,700
Deferred income tax assets:
Deferred membership revenue	21,056	22,668
Real estate and other investments	—	2,124
Deferred compensation and other accrued benefits	9,196	10,093
Stock-based compensation	15,053	13,436
Unfavorable lease obligation, net	14,855	15,754
Net operating loss carryforwards other tax credits	4,083	2,187
Other, net	7,516	1,985
Total	71,759	68,247
Valuation allowance for deferred income taxes	(1,588)	(1,588)
Deferred income tax assets, net of valuation allowance	70,171	66,659
Net deferred income tax liability	$113,515	$104,041
The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2012	2011
Net current deferred income tax asset	$24,458	$29,167
Net non-current deferred income tax asset	1,420	—
Net non-current deferred income tax liability	139,393	133,208
Net deferred income tax liability	$113,515	$104,041
Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2012	2011	2010
Current:
Federal	$1,407	$(9,886)	$19,661
State	51	(1,210)	2,788
Total current	1,458	(11,096)	22,449
Deferred:
Federal	7,682	28,087	(3,989)
State	1,561	4,107	(438)
Total deferred	9,243	32,194	(4,427)
Provision for income taxes	$10,701	$21,098	$18,022
A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States Federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2012	2011	2010
At U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	3.1%	3.1%	2.8%
Nondeductible meals or entertainment	0.7%	0.4%	0.3%
Noncontrolling interest	—%	0.1%	(3.5)%
General business credits	(2.3)%	(1.0)%	(1.1)%
Nondeductible compensation	2.2%	—%	—%
Other	0.8%	0.4%	—%
	39.5%	38.0%	33.5%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of August 1, 2009	$27,320
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(272)
Settlements	—
Balance as of July 31, 2010	$27,048
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(475)
Settlements	—
Balance as of July 31, 2011	$26,573
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(302)
Settlements	—
Balance as of July 31, 2012	$26,271
Any unrecognized tax benefits recorded in other long-term liabilities, if recognized, would decrease the Company’s effective tax rate. In addition, the Company does not anticipate a significant change to its unrecognized tax benefits during the twelve months ending July 31, 2013, subject to resolution of the legal proceedings associated with the utilization of Federal NOL carryforwards as previously discussed. The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense. As of July 31, 2012 and 2011, accrued interest and penalties, net of tax, is $1.8 million and $1.9 million, respectively. For the years ended July 31, 2012, 2011 and 2010, the Company recognized $(0.1) million, $(0.2) million and $(0.2) million of interest expense and penalties, net of tax, respectively.

The Company's major tax jurisdictions in which it files income tax returns is the U.S. federal and various state jurisdictions. The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings. As discussed above, the examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards; however, the Company has filed a complaint in Federal court. With the exception of the utilization of federal NOL carryforwards as discussed above, the Company is no longer subject to U.S. Federal examinations for tax years prior to 2006. With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2006.

12.	Related Party Transactions

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2012, 2011 and 2010 were $6.9 million, $6.9 million, and $7.0 million, respectively.
SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE has been the broker for several of the Company’s developments. The Company recorded net real estate commissions expense of approximately $0.9 million, $3.4 million and $3.5 million for payments made to SSF/VARE during the years ended July 31, 2012, 2011 and 2010, respectively. SSF/VARE leases space for real estate offices from the Company. The Company recognized approximately $0.4 million, $0.4 million and $0.5 million in revenue related to these leases for the years ended July 31, 2012, 2011 and 2010, respectively.

13.	Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2012 and 2011, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.
Guarantees/Indemnifications
As of July 31, 2012, the Company had various other letters of credit in the amount of $59.5 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $4.3 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
Commitments

The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc., a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent with a rate of 10.25% increasing to 11% over the lease term which is recognized on a straight-line basis over the initial lease term. In addition, beginning in fiscal 2013 the leases provide for the payment of percentage rent at a rate of 11.5% of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option.
In addition, the Company has executed as lessee other operating leases for the rental of office and commercial space and employee residential units primarily through fiscal 2024. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives.
Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2012, 2011 and 2010, the Company recorded lease expense (including Northstar), excluding executory costs, related to these agreements of $34.0 million, $30.7 million and $22.1 million, respectively, which is included in the accompanying Consolidated Statements of Operations.
Future minimum lease payments under the above leases as of July 31, 2012 reflected by fiscal year are as follows (in thousands):

2013	$28,214
2014	27,091
2015	26,098
2016	23,924
2017	22,303
Thereafter	154,718
Total	$282,348
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of July 31, 2012 and 2011, the accrual for loss contingencies was not material individually and in the aggregate.

14.	Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s ski resorts and related ancillary activities. The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
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
Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2012	2011	2010
Net revenue:
Lift tickets	$342,500	$342,514	$289,289
Ski school	84,292	83,818	70,694
Dining	68,376	68,052	53,322
Retail/rental	181,772	174,339	154,846
Other	89,668	83,468	70,344
Total Mountain net revenue	766,608	752,191	638,495
Lodging	210,623	214,658	195,301
Resort	977,231	966,849	833,796
Real estate	47,163	200,197	61,007
Total net revenue	$1,024,394	$1,167,046	$894,803
Segment operating expense:
Mountain	$568,578	$540,366	$456,017
Lodging	204,270	205,903	192,909
Resort	772,848	746,269	648,926
Real estate	63,170	205,232	71,402
Total segment operating expense	$836,018	$951,501	$720,328
Gain on sale of real property	$—	$—	$6,087
Mountain equity investment income, net	$878	$1,342	$1,558
Reported EBITDA:
Mountain	$198,908	$213,167	$184,036
Lodging	6,353	8,755	2,392
Resort	205,261	221,922	186,428
Real estate	(16,007)	(5,035)	(4,308)
Total Reported EBITDA	$189,254	$216,887	$182,120
Real estate held for sale and investment	$237,668	$273,663	$422,164
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$189,254	$216,887	$182,120
Depreciation and amortization	(127,581)	(117,957)	(110,638)
Loss on disposal of fixed assets, net	(1,464)	(555)	(615)
Asset impairment charge	—	(2,561)	—
Investment income, net	469	719	445
Interest expense, net	(33,586)	(33,641)	(17,515)
Loss on extinguishment of debt	—	(7,372)	—
Income before provision for income taxes	27,092	55,520	53,797
Provision for income taxes	(10,701)	(21,098)	(18,022)
Net income	16,391	34,422	35,775
Net loss (income) attributable to noncontrolling interests	62	67	(5,390)
Net income attributable to Vail Resorts, Inc.	$16,453	$34,489	$30,385

15.	Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2012
	Year Ended July 31, 2012	Quarter Ended, July 31, 2012	Quarter Ended, April 30, 2012	Quarter Ended, January 31, 2012	Quarter Ended, October 31, 2011
Mountain revenue	$766,608	$46,414	$354,586	$315,938	$49,670
Lodging revenue	210,623	54,751	53,972	48,306	53,594
Real estate revenue	47,163	12,379	12,587	9,088	13,109
Total net revenue	1,024,394	113,544	421,145	373,332	116,373
Income (loss) from operations	59,331	(80,919)	140,406	84,218	(84,374)
Net income (loss)	16,391	(53,824)	79,528	46,421	(55,734)
Net income (loss) attributable to Vail Resorts, Inc.	$16,453	$(53,796)	$79,569	$46,389	$(55,709)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.46	$(1.50)	$2.21	$1.29	$(1.54)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.45	$(1.50)	$2.17	$1.27	$(1.54)

	2011
	Year Ended July 31, 2011	Quarter Ended, July 31, 2011	Quarter Ended, April 30, 2011	Quarter Ended, January 31, 2011	Quarter Ended, October 31, 2010
Mountain revenue	$752,191	$41,717	$351,418	$318,277	$40,779
Lodging revenue	214,658	54,388	57,477	51,676	51,117
Real estate revenue	200,197	12,568	13,221	25,147	149,261
Total net revenue	1,167,046	108,673	422,116	395,100	241,157
Income (loss) from operations	94,472	(77,828)	139,495	97,061	(64,256)
Net income (loss)	34,422	(53,915)	76,840	54,557	(43,060)
Net income (loss) attributable to Vail Resorts, Inc.	$34,489	$(53,906)	$76,867	$54,551	$(43,023)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.96	$(1.49)	$2.13	$1.52	$(1.20)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.94	$(1.49)	$2.08	$1.48	$(1.20)

16.	Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the year ended July 31, 2012, the Company repurchased 684,307 shares of common stock. Since inception of this stock repurchase program through July 31, 2012, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2012, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

17.	Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 7.5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under the Plan. At July 31, 2012, approximately 2.8 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2012, 2011 and 2010 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2012	2011	2010
Expected volatility	42.8%	42.5%	43.3%
Expected dividends	1.5%	—%	—%
Expected term (average in years)	5.07-5.32	4.6	4.7
Risk-free rate	0.1-4.2%	0.3-4.5%	0.4-4.6%
The Company has estimated forfeiture rates that range from 15.5% to 20.8% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended July 31, 2012. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option and SARs award activity under the Plan as of July 31, 2010, 2011 and 2012, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at, August 1, 2009	2,183	$30.49
Granted	377	35.86
Exercised	(46)	23.60
Forfeited or expired	(137)	42.30
Outstanding at, July 31, 2010	2,377	$30.80
Granted	371	37.40
Exercised	(67)	20.06
Forfeited or expired	(20)	28.59
Outstanding at, July 31, 2011	2,661	$32.02
Granted	651	41.94
Exercised	(74)	27.10
Forfeited or expired	(68)	30.77
Outstanding at, July 31, 2012	3,170	$34.20	6.3 years	$50,632
Exercisable at, July 31, 2012	2,193	$31.50	5.3 years	$41,467
The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2012, 2011 and 2010 was $12.71, $13.84 and $13.70, respectively. The total intrinsic value of options and SARs exercised during the years ended July 31, 2012, 2011 and 2010 was $1.3 million, $2.0 million and $0.7 million, respectively. The Company had 930,000, 288,000 and 241,000 SARs that vested during the years ended July 31, 2012, 2011 and 2010, respectively. These awards had a total fair value of $10.7 million, $0.7 million and $0.6 million at the date of vesting for the years ended July 31, 2012, 2011 and 2010, respectively.
A summary of the status of the Company’s nonvested SARs as of July 31, 2012, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at, July 31, 2011	1,300	$11.17
Granted	651	12.71
Vested	(930)	10.12
Forfeited	(45)	13.82
Nonvested at, July 31, 2012	976	$13.43
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2012, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at, July 31, 2011	408	$33.47
Granted	180	38.15
Vested	(234)	39.31
Forfeited	(36)	36.38
Nonvested at, July 31, 2012	318	$37.82

The Company granted 180,000 restricted share units during the year ended July 31, 2012 with a weighted-average grant-date fair value of $38.15. The Company granted 201,000 restricted share units during the year ended July 31, 2011 with a weighted-average grant-date fair value of $37.03. The Company granted 136,000 restricted share units during the year ended July 31, 2010 with a weighted-average grant-date fair value of $36.11. The Company had 234,000, 143,000 and 135,000 restricted share units that vested during the years ended July 31, 2012, 2011 and 2010, respectively. These units had a total fair value of $9.2 million, $5.9 million and $4.9 million at the date of vesting for the years ended July 31, 2012, 2011 and 2010, respectively.
As of July 31, 2012, there was $14.6 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $8.7 million, $5.2 million and $0.8 million of expense is expected to be recognized in the years ending July 31, 2013, 2014 and 2015, respectively, assuming no future share-based awards are granted.
Cash received from options exercised under all share-based payment arrangements was $0.5 million, $1.1 million and $0.5 million for the years ended July 31, 2012, 2011 and 2010, respectively. The tax benefit realized or to be realized from options/SARs exercised and restricted stock units vested was $3.9 million, $2.5 million and $2.1 million for the years ended July 31, 2012, 2011 and 2010, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

18.	Retirement and Profit Sharing Plans
The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees. Under this Retirement Plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. Prior to January 1, 2009, the Company matched an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date. On January 1, 2009, the Company suspended making matching contributions to the Retirement Plan. The Company partially reinstated its matching contributions to the Retirement Plan on April 1, 2010 and again on April 1, 2011. Effective August 1, 2012, the Company's matching contributions were fully reinstated to its prior level as discussed above such that the Company will match an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon eligibility. The Company’s matching contribution is entirely discretionary and may be fully reinstated, reduced or eliminated at any time.

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2012, 2011 and 2010 was $2.4 million, $1.5 million and $0.4 million, respectively.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of July 31, 2012 and 2011. Statements of operations and statements of cash flows are presented for the years ended July 31, 2012, 2011 and 2010.
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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$38,380	$7,673	$—	$46,053
Restricted cash	—	13,300	984	—	14,284
Trade receivables, net	—	64,185	1,558	—	65,743
Inventories, net	—	65,673	200	—	65,873
Other current assets	24,458	15,522	437	—	40,417
Total current assets	24,458	197,060	10,852	—	232,370
Property, plant and equipment, net	—	1,000,767	48,440	—	1,049,207
Real estate held for sale and investment	—	237,668	—	—	237,668
Goodwill, net	—	268,058	1,711	—	269,769
Intangible assets, net	—	72,751	19,319	—	92,070
Other assets	7,113	42,939	5,937	(9,459)	46,530
Investments in subsidiaries	1,775,195	(553)	—	(1,774,642)	—
Advances	(421,115)	418,001	3,114	—	—
Total assets	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614
Current liabilities:
Accounts payable and accrued liabilities	$6,542	$215,308	$5,688	$—	$227,538
Income taxes payable	20,721	—	—	—	20,721
Long-term debt due within one year	—	782	208	—	990
Total current liabilities	27,263	216,090	5,896	—	249,249
Long-term debt	390,000	41,817	57,958	—	489,775
Other long-term liabilities	28,104	203,589	10,635	(9,459)	232,869
Deferred income taxes	137,973	—	1,420	—	139,393
Total Vail Resorts, Inc. stockholders’ equity	802,311	1,775,195	(553)	(1,774,642)	802,311
Noncontrolling interests	—	—	14,017	—	14,017
Total stockholders’ equity	802,311	1,775,195	13,464	(1,774,642)	816,328
Total liabilities and stockholders’ equity	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2011
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$63,365	$6,778	$—	$70,143
Restricted cash	—	11,781	657	—	12,438
Trade receivables, net	—	57,746	783	—	58,529
Inventories, net	—	53,775	232	—	54,007
Other current assets	29,167	21,063	277	—	50,507
Total current assets	29,167	207,730	8,727	—	245,624
Property, plant and equipment, net	—	972,963	48,773	—	1,021,736
Real estate held for sale and investment	—	273,663	—	—	273,663
Goodwill, net	—	268,058	—	—	268,058
Intangible assets, net	—	72,943	18,155	—	91,098
Other assets	8,060	33,296	4,701	—	46,057
Investments in subsidiaries	1,721,269	(3,862)	—	(1,717,407)	—
Advances	(349,144)	356,981	(7,837)	—	—
Total assets	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236
Current liabilities:
Accounts payable and accrued liabilities	$7,117	$211,565	$2,677	$—	$221,359
Income taxes payable	20,778	—	—	—	20,778
Long-term debt due within one year	—	848	197	—	1,045
Total current liabilities	27,895	212,413	2,874	—	243,182
Long-term debt	390,000	42,532	58,166	—	490,698
Other long-term liabilities	28,526	205,558	1,345	—	235,429
Deferred income taxes	133,208	—	—	—	133,208
Total Vail Resorts, Inc. stockholders’ equity	829,723	1,721,269	(3,862)	(1,717,407)	829,723
Noncontrolling interests	—	—	13,996	—	13,996
Total stockholders’ equity	829,723	1,721,269	10,134	(1,717,407)	843,719
Total liabilities and stockholders’ equity	$1,409,352	$2,181,772	$72,519	$(1,717,407)	$1,946,236

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,020,847	$14,997	$(11,450)	$1,024,394
Total operating expense	181	959,038	17,142	(11,298)	965,063
(Loss) income from operations	(181)	61,809	(2,145)	(152)	59,331
Other expense, net	(26,520)	(5,372)	(1,377)	152	(33,117)
Equity investment income, net	—	878	—	—	878
(Loss) income before benefit (provision) for income taxes	(26,701)	57,315	(3,522)	—	27,092
Benefit (provision) for income taxes	10,968	(21,669)	—	—	(10,701)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(15,733)	35,646	(3,522)	—	16,391
Equity in income (loss) of consolidated subsidiaries	32,186	(3,460)	—	(28,726)	—
Net income (loss)	16,453	32,186	(3,522)	(28,726)	16,391
Net loss attributable to noncontrolling interests	—	—	62	—	62
Net income (loss) attributable to Vail Resorts, Inc.	$16,453	$32,186	$(3,460)	$(28,726)	$16,453

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2011
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,166,706	$12,212	$(11,872)	$1,167,046
Total operating expense	522	1,070,054	13,718	(11,720)	1,072,574
(Loss) income from operations	(522)	96,652	(1,506)	(152)	94,472
Other expense, net	(34,244)	(4,908)	(1,294)	152	(40,294)
Equity investment income, net	—	1,342	—	—	1,342
(Loss) income before benefit (provision) for income taxes	(34,766)	93,086	(2,800)	—	55,520
Benefit (provision) for income taxes	14,235	(35,333)	—	—	(21,098)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(20,531)	57,753	(2,800)	—	34,422
Equity in income (loss) of consolidated subsidiaries	55,020	(2,733)	—	(52,287)	—
Net income (loss)	34,489	55,020	(2,800)	(52,287)	34,422
Net loss attributable to noncontrolling interests	—	—	67	—	67
Net income (loss) attributable to Vail Resorts, Inc.	$34,489	$55,020	$(2,733)	$(52,287)	$34,489

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2010
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$894,409	$11,041	$(10,647)	$894,803
Total operating expense	792	821,318	13,879	(10,495)	825,494
(Loss) income from operations	(792)	73,091	(2,838)	(152)	69,309
Other (expense) income, net	(27,034)	10,885	(1,073)	152	(17,070)
Equity investment income, net	—	1,558	—	—	1,558
(Loss) income before benefit (provision) for income taxes	(27,826)	85,534	(3,911)	—	53,797
Benefit (provision) for income taxes	9,457	(27,479)	—	—	(18,022)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(18,369)	58,055	(3,911)	—	35,775
Equity in income (loss) of consolidated subsidiaries	48,754	(3,580)	—	(45,174)	—
Net income (loss)	30,385	54,475	(3,911)	(45,174)	35,775
Net (income) loss attributable to noncontrolling interests	—	(5,721)	331	—	(5,390)
Net income (loss) attributable to Vail Resorts, Inc.	$30,385	$48,754	$(3,580)	$(45,174)	$30,385

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,789)	$191,831	$377	$185,419
Cash flows from investing activities:
Capital expenditures	—	(132,025)	(600)	(132,625)
Acquisition of businesses	—	(24,311)	832	(23,479)
Other investing activities, net	—	150	—	150
Net cash (used in) provided by investing activities	—	(156,186)	232	(155,954)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	56,000	—	56,000
Payments of other long-term debt	—	(56,855)	(197)	(57,052)
Repurchases of common stock	(30,365)	—	—	(30,365)
Dividends paid	(24,249)	—	—	(24,249)
Other financing activities, net	1,637	400	107	2,144
Advances	59,766	(60,175)	409	—
Net cash provided by (used in) financing activities	6,789	(60,630)	319	(53,522)
Effect of exchange rate changes on cash and cash equivalents	—	—	(33)	(33)
Net (decrease) increase in cash and cash equivalents	—	(24,985)	895	(24,090)
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143
End of period	$—	$38,380	$7,673	$46,053

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2011
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(2,659)	$268,602	$1,344	$267,287
Cash flows from investing activities:
Capital expenditures	—	(95,568)	(72)	(95,640)
Acquisition of business	—	(62,344)	—	(62,344)
Other investing activities, net	—	(204)	—	(204)
Net cash used in investing activities	—	(158,116)	(72)	(158,188)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	189,000	—	189,000
Payments of other long-term debt	—	(226,674)	(187)	(226,861)
Proceeds from borrowings under the 6.50% Notes	390,000	—	—	390,000
Payment of tender of 6.75% Notes	(390,000)	—	—	(390,000)
Payment of financing costs	(9,331)	(3,069)	—	(12,400)
Dividends paid	(5,411)	—	—	(5,411)
Other financing activities, net	1,319	(1,055)	1,707	1,971
Advances	16,082	(16,638)	556	—
Net cash provided by (used in) financing activities	2,659	(58,436)	2,076	(53,701)
Net increase in cash and cash equivalents	—	52,050	3,348	55,398
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745
End of period	$—	$63,365	$6,778	$70,143

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2010
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by (used in ) operating activities	$4,428	$31,943	$(421)	$35,950
Cash flows from investing activities:
Capital expenditures	—	(67,544)	(1,413)	(68,957)
Acquisition of business	2,193	(18,063)	—	(15,870)
Cash received from sale of real property	—	8,920	—	8,920
Other investing activities, net	—	(145)	(7,500)	(7,645)
Net cash provided by (used in) investing activities	2,193	(76,832)	(8,913)	(83,552)
Cash flows from financing activities:
Acquisition of noncontrolling interest	—	(31,000)	—	(31,000)
Repurchases of common stock	(14,999)	—	—	(14,999)
Proceeds from borrowings under other long-term debt	—	140,962	—	140,962
Payments of other long-term debt	—	(106,132)	(177)	(106,309)
Other financing activities, net	1,109	(7,042)	10,328	4,395
Advances	7,269	(7,269)	—	—
Net cash (used in) provided by financing activities	(6,621)	(10,481)	10,151	(6,951)
Net (decrease) increase in cash and cash equivalents	—	(55,370)	817	(54,553)
Cash and cash equivalents:
Beginning of period	—	66,685	2,613	69,298
End of period	$—	$11,315	$3,430	$14,745

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of the end of the period covered by this Form 10-K, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and CFO, does not expect that the Company’s controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 annual meeting of stockholders.

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

3.1
Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated January 5, 2005. (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2005)(File No. 001-09614).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011) (File No. 001-09614).

3.3	Amended and Restated Bylaws of Vail Resorts, Inc. , dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011) (File No. 001-09614).

4.1(a)
Indenture, dated April 25, 2011, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on April 26, 2011) (File No. 001-09614).

4.1(b)
Supplemental Indenture, dated October 24, 2011, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 on Form S-4 filed on November 4, 2011) (File No. 333-177756).

Posted Exhibit Number	Description	Sequentially Numbered Page
4.1(c)
Supplemental Indenture, dated April 11, 2012, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2012) (File No. 001-09614).

10.1
Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002. (Incorporated by reference to Exhibit 99.13 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2002) (File No. 001-09614).

10.2(a)
Forest Service Unified Permit for Keystone ski area, dated December 30, 1996. (Incorporated by reference to Exhibit 99.2(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.2(b)
Amendment No. 2 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 99.2(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.2(c)
Amendment No. 3 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.2(d)
Amendment No. 4 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.2(e)
Amendment No. 5 to Forest Service Unified Permit for Keystone ski area. (Incorporated by reference to Exhibit 10.3 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.3(a)
Forest Service Unified Permit for Breckenridge ski area, dated December 30, 1996. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.3(b)
Amendment No. 1 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 99.3(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.3(c)
Amendment No. 2 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.3(d)
Amendment No. 3 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.3(e)
Amendment No. 4 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.3(f)
Amendment No. 5 to Forest Service Unified Permit for Breckenridge ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2006) (File No. 001-09614).

10.4(a)	Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.4(b)
Exhibits to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 99.4(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.4(c)
Amendment No. 1 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(c) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

Posted Exhibit Number	Description	Sequentially Numbered Page
10.4(d)
Amendment No. 2 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.4(e)
Amendment to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.5(e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.4(f)
Amendment No. 3 to Forest Service Unified Permit for Beaver Creek ski area. (Incorporated by reference to Exhibit 10.4(f) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.5(a)
Forest Service Unified Permit for Vail ski area, dated November 23, 1993. (Incorporated by reference to Exhibit 99.5(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.5(b)
Exhibits to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.5(c)
Amendment No. 2 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 99.5(c) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

10.5(d)
Amendment No. 3 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (d) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.5(e)
Amendment No. 4 to Forest Service Unified Permit for Vail ski area. (Incorporated by reference to Exhibit 10.6 (e) on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2005) (File No. 001-09614).

10.6(a)
Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 3, 2005. (Incorporated by reference to Exhibit 10.18(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005) (File No. 001-09614).

10.6(b)
First Amendment to Purchase and Sale Agreement by and between VAHMC, Inc. and DiamondRock Hospitality Limited Partnership, dated May 10, 2005. (Incorporated by reference to Exhibit 10.18(b) on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2005) (File No. 001-09614).

10.7(a)
Sports and Housing Facilities Financing Agreement between the Vail Corporation (d/b/a “Vail Associates, Inc.”) and Eagle County, Colorado, dated April 1, 1998. (Incorporated by reference to Exhibit 10 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998) (File No. 001-09614).

10.7(b)
Trust Indenture, dated as of April 1, 1998 securing Sports and Housing Facilities Revenue Refunding Bonds by and between Eagle County, Colorado and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 1998) (File No. 001-09614).

10.8*	Vail Resorts, Inc. 1993 Stock Option Plan. (Incorporated by reference to Exhibit 4.A of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997)( File No. 333-38321).

10.9*
Vail Resorts, Inc. 1996 Long Term Incentive and Share Award Plan. (Incorporated by reference to the Exhibit 4.B of the registration statement on Form S-8 of Vail Resorts, Inc., dated October 21, 1997 )(File No. 333-38321).

10.10*
Vail Resorts, Inc. 1999 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 4.1 of the registration statement on Form S-8 of Vail Resorts, Inc., dated September 7, 2007) (File No. 333-145934).

Posted Exhibit Number	Description	Sequentially Numbered Page
10.11*
Vail Resorts, Inc. Amended and Restated 2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 99.1 on Form 8-K of Vail Resorts, Inc. filed on December 10, 2009) (File No. 001-09614).

10.12*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007) (File No. 001-09614).

10.13*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.14*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.15*
Stock Option Agreement between Vail Resorts, Inc. and Jeffrey W. Jones, dated September 30, 2005. (Incorporated by reference to Exhibit 10.6 on Form 8-K of Vail Resorts, Inc. filed on March 3, 2006) (File No. 001-09614).

10.16*
Vail Resorts Deferred Compensation Plan, effective as of October 1, 2000. (Incorporated by reference to Exhibit 10.23 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2000) (File No. 001-09614).

10.17*
Vail Resorts Deferred Compensation Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009) (File No. 001-09614).

10.18(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.18(b)*
First Amendment to Employment Agreement, dated September 30, 2011, by and between Vail Resorts, Inc. and Robert A. Katz (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed September 30, 2011) (File No. 001-09614).

10.19(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Jeffrey W. Jones and Vail Resorts, Inc. (Incorporated by reference to Exhibit 10.2 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.19(b)*
Restated First Amendment to Amended and Restated Employment Agreement, dated September 18, 2008, by and between Vail Resorts, Inc. and Jeffrey W. Jones. (Incorporated by reference to Exhibit 10.28(b) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.20*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and John McD. Garnsey. (Incorporated by reference to Exhibit 10.4 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.21(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Blaise Carrig. (Incorporated by reference to Exhibit 10.5 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.21(b)*
Addendum to the Employment Agreement, dated September 1, 2002, between Blaise Carrig and Heavenly Valley, Limited Partnership. (Incorporated by reference to Exhibit 10.31(b) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.22*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

Posted Exhibit Number	Description	Sequentially Numbered Page
10.23(a)
Fifth Amended and Restated Credit Agreement dated as of January 25, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association as co-syndication agents, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on January 28, 2011) (File No. 001-09614).

10.23(b)
First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 13, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 18, 2011) (File No. 001-09614).

10.23(c)
Second Amendment to Fifth Amended and Restated Credit Agreement and Amendment to Pledge Agreements dated as of September 16, 2011 among The Vail Corporation (d/b/a Vail Associates, Inc.), as borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2011) (File No. 001-09614).

10.24
Registration Rights Agreement, dated April 25, 2011, by and among Vail Resorts, Inc., the Guarantors named therein and the initial purchasers listed therein. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on April 26, 2011) (File No. 001-09614).

10.25*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2011) (File No. 001-09614).

21	Subsidiaries of Vail Resorts, Inc.	61

23	Consent of Independent Registered Public Accounting Firm.	70

24	Power of Attorney. Included on signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	71

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	72

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	73

101**
The following information from the Company's Year End Report on Form 10-K for the year ended July 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2012 and July 31, 2011; (ii) Consolidated Statements of Operations as of July 31, 2012, July 31, 2011 and July 31, 2010; (iii) Consolidated Statements of Stockholders' Equity as of July 31, 2012, July 31, 2011 and July 31, 2010 (iv) Consolidated Statements of Cash Flows as of July 31, 2012, July 31, 2011 and July 31, 2010; and (v) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.
**Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

b)	Exhibits
The exhibits filed herewith as indicated in the exhibit list above may be found following the Signatures section of this report.

c)	Financial Statement Schedules

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2010
Inventory Reserves	$1,455	$2,310	$(2,313)	$1,452
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	1,877	1,328	(946)	2,259
2011
Inventory Reserves	1,452	2,389	(2,289)	1,552
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	$2,259	$2,246	$(1,082)	$3,423
2012
Inventory Reserves	1,552	1,914	(1,602)	1,864
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	$3,423	$2,456	$(1,326)	$4,553

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2012		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Chief Financial Officer and President - Lodging, Retail, Real Estate (Principal Financial Officer)

Date: September 25, 2012		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 2012.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Jeffrey W. Jones	Chief Financial Officer and President - Lodging, Retail, Real Estate and Director
Jeffrey W. Jones	(Principal Financial Officer)

/s/ Roland A. Hernandez
Roland A. Hernandez	Director

/s/ Thomas D. Hyde
Thomas D. Hyde	Director

/s/ Richard D. Kincaid
Richard D. Kincaid	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ John F. Sorte
John F. Sorte	Director