Form 10-Q
period 2012-10-31
VAIL RESORTS INC
filed 2012-12-04
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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
As of November 30, 2012, 35,878,874 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2012, July 31, 2012 and October 31, 2011	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2012 and 2011	F-3
Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three Months Ended October 31, 2012 and 2011	F-4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2012 and 2011	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31, 2012 (Unaudited)	July 31, 2012	October 31, 2011 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,985	$46,053	$44,738
Restricted cash	14,526	14,284	13,615
Trade receivables, net	29,721	65,743	29,627
Inventories, net	84,752	65,873	75,789
Other current assets	49,115	40,417	57,822
Total current assets	222,099	232,370	221,591
Property, plant and equipment, net (Note 6)	1,056,643	1,049,207	1,050,026
Real estate held for sale and investment	227,662	237,668	263,130
Goodwill, net	269,859	269,769	268,058
Intangible assets, net	91,619	92,070	91,360
Other assets	45,553	46,530	46,183
Total assets	$1,913,435	$1,927,614	$1,940,348
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$318,258	$227,538	$316,592
Income taxes payable	17,026	20,721	19,568
Long-term debt due within one year (Note 4)	848	990	1,063
Total current liabilities	336,132	249,249	337,223
Long-term debt (Note 4)	489,525	489,775	490,377
Other long-term liabilities (Note 6)	231,800	232,869	236,275
Deferred income taxes	103,549	139,393	99,118
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,826,977 (unaudited), 40,531,204 and 40,468,268 (unaudited) shares issued, respectively	408	405	405
Additional paid-in capital	589,763	586,691	578,403
Accumulated other comprehensive income (loss)	39	(255)	—
Retained earnings	341,353	408,662	355,318
Treasury stock, at cost; 4,949,111 (unaudited), 4,949,111 and 4,468,181 (unaudited) shares, respectively (Note 11)	(193,192)	(193,192)	(170,696)
Total Vail Resorts, Inc. stockholders’ equity	738,371	802,311	763,430
Noncontrolling interests	14,058	14,017	13,925
Total stockholders’ equity (Note 2)	752,429	816,328	777,355
Total liabilities and stockholders’ equity	$1,913,435	$1,927,614	$1,940,348
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Net revenue:
Mountain	$51,912	$49,670
Lodging	52,508	53,594
Real estate	11,930	13,109
Total net revenue	116,350	116,373
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	107,548	98,555
Lodging	51,806	55,301
Real estate	15,614	17,847
Total segment operating expense	174,968	171,703
Other operating expense:
Depreciation and amortization	(31,679)	(28,930)
Loss on disposal of fixed assets, net	(2)	(114)
Loss from operations	(90,299)	(84,374)
Mountain equity investment income, net	434	430
Investment income, net	54	64
Interest expense, net	(8,375)	(8,241)
Loss before benefit from income taxes	(98,186)	(92,121)
Benefit from income taxes	37,583	36,387
Net loss	(60,603)	(55,734)
Net loss attributable to noncontrolling interests	23	25
Net loss attributable to Vail Resorts, Inc.	$(60,580)	$(55,709)
Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(1.70)	$(1.54)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(1.70)	$(1.54)
Cash dividends declared per share	$0.1875	$0.15
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Net loss	$(60,603)	$(55,734)
Foreign currency translation adjustments	294	—
Comprehensive loss	(60,309)	(55,734)
Comprehensive loss attributable to noncontrolling interests	23	25
Comprehensive loss attributable to Vail Resorts, Inc.	$(60,286)	$(55,709)

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(60,603)	$(55,734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,679	28,930
Cost of real estate sales	9,241	10,288
Stock-based compensation expense	3,472	4,032
Deferred income taxes, net	(37,583)	(36,387)
Other non-cash income, net	(2,712)	(2,404)
Changes in assets and liabilities:
Restricted cash	(237)	(1,177)
Trade receivables, net	35,223	29,991
Inventories, net	(18,879)	(21,782)
Investments in real estate	(477)	(1,094)
Accounts payable and accrued liabilities	85,627	87,453
Other assets and liabilities, net	(10,174)	(3,781)
Net cash provided by operating activities	34,577	38,335
Cash flows from investing activities:
Capital expenditures	(35,907)	(51,003)
Other investing activities, net	255	(136)
Net cash used in investing activities	(35,652)	(51,139)
Cash flows from financing activities:
Repurchases of common stock	—	(7,869)
Dividends paid	(6,729)	(5,429)
Other financing activities, net	5,704	697
Net cash used in financing activities	(1,025)	(12,601)
Effect of exchange rate changes on cash and cash equivalents	32	—
Net decrease in cash and cash equivalents	(2,068)	(25,405)
Cash and cash equivalents:
Beginning of period	46,053	70,143
End of period	$43,985	$44,738
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates the seven world-class ski resort properties of Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado and Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada, as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park, Colorado Mountain Express (“CME”), a resort ground transportation company, and golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company’s operations at its NPS concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2012 was derived from audited financial statements.
Presentation of Comprehensive Income — Effective August 1, 2012, the Company adopted Accounting Standard Update ("ASU") No. 2011-05 -“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which amends existing guidance by allowing two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. The Company also adopted ASU No. 2011-12—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” which defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 required retrospective application. The adoption of these standards only amended presentation and disclosure requirements concerning comprehensive income; therefore, the adoption of these standards did not affect the Company’s financial position or results of operations. The Company elected to present the total of comprehensive income (loss), the components of net loss (i.e. statements of operations), and the components of other comprehensive income (loss) for both the three months ended October 31, 2012 and 2011, in two separate but consecutive statements.
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

	For the Three Months Ended October 31,
	2012			2011
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$802,311	$14,017	$816,328	$829,723	$13,996	$843,719
Net loss	(60,580)	(23)	(60,603)	(55,709)	(25)	(55,734)
Stock-based compensation expense	3,472	—	3,472	4,032	—	4,032
Issuance of shares under share award plans, net of shares withheld for taxes	(3,989)	—	(3,989)	(2,245)	—	(2,245)
Tax benefit from share award plans	3,592	—	3,592	927	—	927
Cash dividends paid on common stock	(6,729)	—	(6,729)	(5,429)	—	(5,429)
Repurchases of common stock	—	—	—	(7,869)	—	(7,869)
Contributions (distributions) from/to noncontrolling interests, net	—	64	64	—	(46)	(46)
Foreign currency translation adjustments	294	—	294	—	—	—
Balance, end of period	$738,371	$14,058	$752,429	$763,430	$13,925	$777,355
Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of October 31, 2012 are presented below (in thousands):

	October 31, 2012
	Carrying Value	Fair Value
6.50% Notes	$390,000	$424,125
Industrial Development Bonds	$41,200	$47,434
Other long-term debt	$6,598	$7,324

3.	Net Loss Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended October 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(60,580)	$(60,580)	$(55,709)	$(55,709)
Weighted-average shares outstanding	35,700	35,700	36,066	36,066
Effect of dilutive securities	—	—	—	—
Total shares	35,700	35,700	36,066	36,066
Net loss per share attributable to Vail Resorts	$(1.70)	$(1.70)	$(1.54)	$(1.54)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.4 million and 1.5 million for the three months ended October 31, 2012 and 2011, respectively.
On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company's common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company’s Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. The Company paid cash dividends of $0.1875 per share and $0.15 per share ($6.7 million and $5.4 million in the aggregate) during the three months ended October 31, 2012 and 2011, respectively. On November 30, 2012 the Company’s Board of Directors approved a quarterly cash dividend of $0.1875 per share payable on December 27, 2012 to stockholders of record as of December 19, 2012.

4.	Long-Term Debt
Long-term debt as of October 31, 2012, July 31, 2012 and October 31, 2011 is summarized as follows (in thousands):

	Maturity (a)	October 31, 2012	July 31, 2012	October 31, 2011
Credit Facility Revolver	2016	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	390,000	390,000	390,000
Other	2013-2029	6,598	6,990	7,665
Total debt		490,373	490,765	491,440
Less: Current maturities (b)		848	990	1,063
Long-term debt		$489,525	$489,775	$490,377

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2012 reflected by fiscal year are as follows (in thousands):

2013	$624
2014	509
2015	533
2016	244
2017	257
Thereafter	488,206

Total debt	$490,373

The Company incurred gross interest expense of $8.4 million for both the three months ended October 31, 2012 and 2011, respectively, of which $0.5 million was amortization of deferred financing costs. The Company had no capitalized interest during the three months ended October 31, 2012. The Company capitalized $0.1 million of interest during the three months ended October 31, 2011.

5.	Acquisitions

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

Kirkwood Mountain Resort
On April 12, 2012, the Company acquired substantially all of the assets of Kirkwood Mountain Resort (“Kirkwood”), a mountain resort located in Lake Tahoe, California, for total cash consideration of approximately $18.2 million, net of cash assumed, subject to certain working capital adjustments as provided for in the purchase agreement. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $16.8 million in property, plant and equipment, $2.5 million in other assets, $0.8 million in indefinite-lived intangible assets, $1.2 million in other intangible assets (with a weighted-average amortization period of 21.5 years), and $3.1 million of assumed liabilities on the date of acquisition. The operating results of Kirkwood are reported within the Mountain segment.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2012	July 31, 2012	October 31, 2011

Land and land improvements	$282,161	$281,729	$271,777
Buildings and building improvements	838,745	838,780	802,431
Machinery and equipment	566,368	563,309	540,492
Furniture and fixtures	245,295	243,587	216,608
Software	85,122	81,659	66,577
Vehicles	46,972	44,798	41,111
Construction in progress	62,907	36,979	83,808
Gross property, plant and equipment	2,127,570	2,090,841	2,022,804
Accumulated depreciation	(1,070,927)	(1,041,634)	(972,778)
Property, plant and equipment, net	$1,056,643	$1,049,207	$1,050,026
The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2012	July 31, 2012	October 31, 2011

Trade payables	$87,422	$56,508	$96,807
Deferred revenue	134,963	78,793	123,364
Accrued salaries, wages and deferred compensation	19,882	21,242	18,365
Accrued benefits	19,397	20,216	21,525
Deposits	9,633	12,031	9,163
Accrued interest	13,433	8,015	13,933
Other accruals	33,528	30,733	33,435

Total accounts payable and accrued liabilities	$318,258	$227,538	$316,592

The composition of other long-term liabilities follows (in thousands):

	October 31, 2012	July 31, 2012	October 31, 2011

Private club deferred initiation fee revenue	$134,134	$135,660	$138,430
Unfavorable lease obligation, net	35,390	36,058	38,061
Other long-term liabilities	62,276	61,151	59,784

Total other long-term liabilities	$231,800	$232,869	$236,275

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of October 31, 2012, the Employee Housing Entities had total assets of $30.4 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.9 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.6 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2012.

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
The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of October 31, 2012
Description	Balance at October 31, 2012	Level 1	Level 2	Level 3

Money Market	$9,025	$9,025	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

	Fair Value Measurement as of July 31, 2012
Description	Balance at July 31, 2012	Level 1	Level 2	Level 3
Money Market	$6,581	$6,581	$—	$—
Commercial Paper	$2,441	$—	$2,441	$—
Certificates of Deposit	$1,260	$—	$1,260	$—

	Fair Value Measurement as of October 31, 2011
Description	Balance at October 31, 2011	Level 1	Level 2	Level 3
US Treasury	$8,385	$8,385	$—	$—
Certificates of Deposit	$2,807	$—	$2,807	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2012, July 31, 2012 and October 31, 2011, respectively, with respect to the estimated present value of future

RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.
Guarantees/Indemnifications
As of October 31, 2012, the Company had various other letters of credit in the amount of $59.5 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $4.3 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of October 31, 2012, July 31, 2012 and October 31, 2011, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss), which is a non-GAAP financial measure. The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (the Chief Executive Officer) for purposes of evaluating segment performance.
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

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments. Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus or minus Mountain equity investment income or loss. Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense. Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense. All segment expenses include an allocation of corporate administrative expenses. Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2012	2011
Net revenue:
Lift tickets	$—	$—
Ski school	—	—
Dining	6,373	5,647
Retail/rental	26,725	26,964
Other	18,814	17,059
Total Mountain net revenue	51,912	49,670
Lodging	52,508	53,594
Total Resort net revenue	104,420	103,264
Real estate	11,930	13,109
Total net revenue	$116,350	$116,373
Operating expense:
Mountain	$107,548	$98,555
Lodging	51,806	55,301
Total Resort operating expense	159,354	153,856
Real estate	15,614	17,847
Total segment operating expense	$174,968	$171,703
Mountain equity investment income, net	$434	$430
Reported EBITDA:
Mountain	$(55,202)	$(48,455)
Lodging	702	(1,707)
Resort	(54,500)	(50,162)
Real estate	(3,684)	(4,738)
Total Reported EBITDA	$(58,184)	$(54,900)

Real estate held for sale and investment	$227,662	$263,130

Reconciliation to net loss attributable to Vail Resorts, Inc:
Total Reported EBITDA	$(58,184)	$(54,900)
Depreciation and amortization	(31,679)	(28,930)
Loss on disposal of fixed assets, net	(2)	(114)
Investment income, net	54	64
Interest expense, net	(8,375)	(8,241)
Loss before benefit from income taxes	(98,186)	(92,121)
Benefit from income taxes	37,583	36,387
Net loss	$(60,603)	$(55,734)
Net loss attributable to noncontrolling interests	23	25
Net loss attributable to Vail Resorts, Inc.	$(60,580)	$(55,709)

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the three months ended October 31, 2012. Since inception of its stock repurchase program through October 31, 2012, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of October 31, 2012, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

12.    Guarantor Subsidiaries and Non-Guarantor Subsidiaries
The Company’s payment obligations under the 6.50% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for Eagle Park Reservoir Company, Larkspur Restaurant & Bar, LLC, Black Diamond Insurance, Inc., Skiinfo AS and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.50% Notes.
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of October 31, 2012, July 31, 2012, and October 31, 2011. Statements of operations, statements of comprehensive income (loss), and statements of cash flows are presented for the three months ended October 31, 2012 and 2011.
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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$36,779	$7,206	$—	$43,985
Restricted cash	—	13,578	948	—	14,526
Trade receivables, net	—	26,639	3,082	—	29,721
Inventories, net	—	84,548	204	—	84,752
Other current assets	25,782	22,827	506	—	49,115
Total current assets	25,782	184,371	11,946	—	222,099
Property, plant and equipment, net	—	1,008,799	47,844	—	1,056,643
Real estate held for sale and investment	—	227,662	—	—	227,662
Goodwill, net	—	268,058	1,801	—	269,859
Intangible assets, net	—	72,262	19,357	—	91,619
Other assets	6,836	42,299	5,877	(9,459)	45,553
Investments in subsidiaries	1,684,088	(1,996)	—	(1,682,092)	—
Advances	(428,299)	425,366	2,933	—	—
Total assets	$1,288,407	$2,226,821	$89,758	$(1,691,551)	$1,913,435
Current liabilities:
Accounts payable and accrued liabilities	$12,906	$297,715	$7,637	$—	$318,258
Income taxes payable	17,026	—	—	—	17,026
Long-term debt due within one year	—	629	219	—	848
Total current liabilities	29,932	298,344	7,856	—	336,132
Long-term debt	390,000	41,787	57,738	—	489,525
Other long-term liabilities	28,050	202,602	10,607	(9,459)	231,800
Deferred income taxes	102,054	—	1,495	—	103,549
Total Vail Resorts, Inc. stockholders’ equity (deficit)	738,371	1,684,088	(1,996)	(1,682,092)	738,371
Noncontrolling interests	—	—	14,058	—	14,058
Total stockholders’ equity	738,371	1,684,088	12,062	(1,682,092)	752,429
Total liabilities and stockholders’ equity	$1,288,407	$2,226,821	$89,758	$(1,691,551)	$1,913,435

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$38,380	$7,673	$—	$46,053
Restricted cash	—	13,300	984	—	14,284
Trade receivables, net	—	64,185	1,558	—	65,743
Inventories, net	—	65,673	200	—	65,873
Other current assets	24,458	15,522	437	—	40,417
Total current assets	24,458	197,060	10,852	—	232,370
Property, plant and equipment, net	—	1,000,767	48,440	—	1,049,207
Real estate held for sale and investment	—	237,668	—	—	237,668
Goodwill, net	—	268,058	1,711	—	269,769
Intangible assets, net	—	72,751	19,319	—	92,070
Other assets	7,113	42,939	5,937	(9,459)	46,530
Investments in subsidiaries	1,775,195	(553)	—	(1,774,642)	—
Advances	(421,115)	418,001	3,114	—	—
Total assets	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614
Current liabilities:
Accounts payable and accrued liabilities	$6,542	$215,308	$5,688	$—	$227,538
Income taxes payable	20,721	—	—	—	20,721
Long-term debt due within one year	—	782	208	—	990
Total current liabilities	27,263	216,090	5,896	—	249,249
Long-term debt	390,000	41,817	57,958	—	489,775
Other long-term liabilities	28,104	203,589	10,635	(9,459)	232,869
Deferred income taxes	137,973	—	1,420	—	139,393
Total Vail Resorts, Inc. stockholders’ equity (deficit)	802,311	1,775,195	(553)	(1,774,642)	802,311
Noncontrolling interests	—	—	14,017	—	14,017
Total stockholders’ equity	802,311	1,775,195	13,464	(1,774,642)	816,328
Total liabilities and stockholders’ equity	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614

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

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$116,004	$3,011	$(2,665)	$116,350
Total operating expense	113	204,358	4,805	(2,627)	206,649
Loss from operations	(113)	(88,354)	(1,794)	(38)	(90,299)
Other expense, net	(6,610)	(1,414)	(335)	38	(8,321)
Equity investment income, net	—	434	—	—	434
Loss before benefit from income taxes	(6,723)	(89,334)	(2,129)	—	(98,186)
Benefit from income taxes	2,610	34,791	182	—	37,583
Net loss before equity in loss of consolidated subsidiaries	(4,113)	(54,543)	(1,947)	—	(60,603)
Equity in loss of consolidated subsidiaries	(56,467)	(1,924)	—	58,391	—
Net loss	(60,580)	(56,467)	(1,947)	58,391	(60,603)
Net loss attributable to noncontrolling interests	—	—	23	—	23
Net loss attributable to Vail Resorts, Inc.	$(60,580)	$(56,467)	$(1,924)	$58,391	$(60,580)

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

Consolidated Condensed Statements of Comprehensive Income (Loss)
For the three months ended October 31, 2012
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net loss	$(60,580)	$(56,467)	$(1,947)	$58,391	$(60,603)
Foreign currency translation adjustments	294	294	294	(588)	294
Comprehensive loss	(60,286)	(56,173)	(1,653)	57,803	(60,309)
Comprehensive loss attributable to noncontrolling interests	—	—	23	—	23
Comprehensive loss attributable to Vail Resorts, Inc.	$(60,286)	$(56,173)	$(1,630)	$57,803	$(60,286)

Consolidated Condensed Statements of Comprehensive Income (Loss)
For the three months ended October 31, 2011
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net loss	$(55,709)	$(52,026)	$(1,309)	$53,310	$(55,734)
Foreign currency translation adjustments	—	—	—	—	—
Comprehensive loss	(55,709)	(52,026)	(1,309)	53,310	(55,734)
Comprehensive loss attributable to noncontrolling interests	—	—	25	—	25
Comprehensive loss attributable to Vail Resorts, Inc.	$(55,709)	$(52,026)	$(1,284)	$53,310	$(55,709)

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(38,785)	$73,658	$(296)	$34,577
Cash flows from investing activities:
Capital expenditures	—	(35,654)	(253)	(35,907)
Other investing activities, net	—	255	—	255
Net cash used in investing activities	—	(35,399)	(253)	(35,652)
Cash flows from financing activities:
Dividends paid	(6,729)	—	—	(6,729)
Other financing activities, net	3,628	2,170	(94)	5,704
Advances	41,886	(42,030)	144	—
Net cash provided by (used in) financing activities	38,785	(39,860)	50	(1,025)
Effect of exchange rate changes on cash and cash equivalents	—	—	32	32
Net decrease in cash and cash equivalents	—	(1,601)	(467)	(2,068)
Cash and cash equivalents:
Beginning of period	—	38,380	7,673	46,053
End of period	$—	$36,779	$7,206	$43,985

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2011
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(34,685)	$73,005	$15	$38,335
Cash flows from investing activities:
Capital expenditures	—	(50,893)	(110)	(51,003)
Other investing activities, net	—	(136)	—	(136)
Net cash used in investing activities	—	(51,029)	(110)	(51,139)
Cash flows from financing activities:
Repurchase of common stock	(7,869)	—	—	(7,869)
Dividends paid	(5,429)	—	—	(5,429)
Other financing activities, net	994	(292)	(5)	697
Advances	46,989	(46,989)	—	—
Net cash provided by (used in) financing activities	34,685	(47,281)	(5)	(12,601)
Net decrease in cash and cash equivalents	—	(25,305)	(100)	(25,405)
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143
End of period	$—	$38,060	$6,678	$44,738

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2012 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2012 and 2011 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.
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
Mountain Segment
The Mountain segment is comprised of the operations of seven ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts) and the Heavenly, Northstar and Kirkwood (acquired on April 12, 2012) mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts) as well as ancillary services, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal in nature, with the majority of revenue earned in our second and third fiscal quarters. Our first fiscal quarter is a seasonally low period as our ski operations are generally not open for business until mid-November, which falls in our second fiscal quarter. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our mountain resorts, as well as retail operations.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, including several proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) National Park Service ("NPS") concessionaire properties including Grant Teton Lodge Company ("GTLC"); (iv) Colorado Mountain Express (“CME”), a resort ground transportation company; and (v) golf courses.
Revenue of the Lodging segment during our first fiscal quarter is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses. Lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends as the Mountain segment. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance.
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
Recent Trends, Risks and Uncertainties
Together with those risk factors that we have identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. For the 2011/2012 ski season there were unprecedented low snowfall conditions across the United States that resulted in a reduction of approximately 9.6 million, or 15.8%, skier visits industry wide and a 12.1% decline in our total visitation as compared to the 2010/2011 ski season which had record snowfall. To help mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. For the 2011/2012 ski season pass revenue represented approximately 40% of total lift revenue for the entire ski season. Through December 2, 2012 our season pass sales for the 2012/2013 ski season were up approximately 8% in sales dollars and 5% in units as compared to season pass sales through the similar period of the 2011/2012 ski season (including Kirkwood for both the current and prior year which prior year includes pass sales that occurred prior to our acquisition of Kirkwood). We cannot predict the ultimate impact that season pass sales will have on total lift revenue or effective ticket price for the 2012/2013 ski season.

•
Weak economic conditions currently present or recently present in the United States, Europe and parts of the rest of the world, including uncertainties surrounding the United States pending "fiscal cliff", high unemployment, erosion of consumer confidence, European debt crisis, and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. Given the current uncertainties around global economic trends, we cannot predict what impact this will have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2012/2013 ski season.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. We currently have 28 units at The Ritz-Carlton Residences, Vail and 41 units at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us.

Furthermore, if the current weakness in the real estate market were to persist for multiple years thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•
We had $44.0 million in cash and cash equivalents as of October 31, 2012 as well as $332.7 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). Additionally, we believe that the terms of our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the completion of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities less capital expenditures has and is anticipated to continue to provide us with significant liquidity which we believe will allow us to consider strategic investments and other forms of providing return to our stockholders including the continued payment of a quarterly cash dividend. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

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

RESULTS OF OPERATIONS
Summary
Due to the seasonality of our Resort operations, we normally incur net losses during the first fiscal quarter, as shown in the summary of operating results below for the three months ended October 31, 2012, compared to the three months ended October 31, 2011 (in thousands):

	Three Months Ended October 31,
	2012	2011
Mountain Reported EBITDA	$(55,202)	$(48,455)
Lodging Reported EBITDA	702	(1,707)
Resort Reported EBITDA	(54,500)	(50,162)
Real Estate Reported EBITDA	(3,684)	(4,738)
Loss before benefit from income taxes	(98,186)	(92,121)
Net loss attributable to Vail Resorts, Inc.	$(60,580)	$(55,709)
A discussion of the segment results and other items can be found below.
Mountain Segment
Three months ended October 31, 2012 compared to the three months ended October 31, 2011
Mountain segment operating results for the three months ended October 31, 2012 and 2011 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2012	2011
Net Mountain revenue:
Lift tickets	$—	$—	—%
Ski school	—	—	—%
Dining	6,373	5,647	12.9%
Retail/rental	26,725	26,964	(0.9)%
Other	18,814	17,059	10.3%
Total Mountain net revenue	$51,912	$49,670	4.5%
Mountain operating expense:
Labor and labor-related benefits	$34,294	$30,093	14.0%
Retail cost of sales	16,191	15,530	4.3%
General and administrative	27,304	25,706	6.2%
Other	29,759	27,226	9.3%
Total Mountain operating expense	$107,548	$98,555	9.1%
Mountain equity investment income, net	434	430	0.9%
Mountain Reported EBITDA	$(55,202)	$(48,455)	(13.9)%
Certain Mountain segment operating expenses presented above for the three months ended October 31, 2011 have been reclassified to conform to the current fiscal quarter presentation.
Mountain Reported EBITDA includes $2.7 million and $2.6 million of stock-based compensation expense for the three months ended October 31, 2012 and 2011, respectively.
Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our ski resorts generally do not open for ski operations until our second fiscal quarter. The first fiscal quarter consists primarily of operating and administrative expense plus summer and retail operations. Mountain Reported EBITDA for the three months ended October 31, 2012 was unfavorably impacted as compared to the three months ended October 31, 2011 due to the inclusion of first quarter operating results of Kirkwood (acquired on April 12, 2012) which generated $1.8 million of negative EBITDA due to no ski operations and due to the timing of the acquisition of Skiinfo (acquired on February 1, 2012) which generated $0.5 million of negative EBITDA.
Dining revenue increased $0.7 million, or 12.9%, for the three months ended October 31, 2012 compared to the same period in the prior year, primarily due to the addition of Kirkwood, which contributed $0.4 million. Additionally, dining revenue was also favorably impacted by improved summer visitation to our Colorado mountain resorts.

Retail/rental revenue decreased $0.2 million, or 0.9%, for the three months ended October 31, 2012 compared to the same period in the prior year, which was primarily due to lower retail sales at our Colorado front range and Any Mountain bay area stores due to lower sales at pre-ski season sales events compared to prior year record sales from our pre-ski season sales events, partially offset by an increase in retail sales generated by our on-line retailer and improved retail sales at our mountain resort stores.
Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended October 31, 2012, other revenue increased $1.8 million, or 10.3%, compared to the three months ended October 31, 2011, primarily due to internet advertising revenue from Skiinfo (acquired in February 2012) of $0.6 million, an increase in cooperative marketing revenue largely due to timing of marketing campaigns, higher strategic alliance marketing revenue, an increase in summer activities revenue and increased municipal services revenue (primarily transportation services provided on behalf of certain municipalities).
Operating expense increased $9.0 million, or 9.1%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Labor and labor-related benefits increased $4.2 million, or 14.0%, partly due to incremental labor from the acquisitions of Kirkwood and Skiinfo. Excluding Kirkwood and Skiinfo, labor and labor-related benefits increased $2.7 million, or 8.8%, primarily due to normal wage adjustments, increased staffing levels to support higher volumes in summer operations and increased retail labor primarily due to new stores. Other expense increased $2.5 million, or 9.3%, primarily due to Kirkwood and Skiinfo. Excluding Kirkwood and Skiinfo, other expense increased $1.3 million, or 4.7%, which was driven by increased supplies expense and professional services. General and administrative expense increased $1.6 million, or 6.2%, partially due to the acquisition of Kirkwood and Skiinfo. Excluding Kirkwood and Skiinfo, general and administrative expense increased $1.1 million, or 4.2%, due to increased sales and marketing expense due to the timing of our marketing campaigns and a shift in allocated corporate expenses from the Real Estate segment to the Mountain segment, partially offset by lower employee medical costs. Retail cost of sales increased $0.7 million, or 4.3%, primarily due to a higher mix of on-line sales and sales of hard goods which both produce lower margins.
Mountain equity investment income primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment
Three months ended October 31, 2012 compared to the three months ended October 31, 2011
Lodging segment operating results for the three months ended October 31, 2012 and 2011 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2012	2011
Lodging net revenue:
Owned hotel rooms	$13,694	$12,032	13.8%
Managed condominium rooms	5,814	5,546	4.8%
Dining	10,610	9,557	11.0%
Transportation	1,691	1,702	(0.6)%
Golf	7,536	7,445	1.2%
Other	9,983	9,577	4.2%
	49,328	45,859	7.6%
Payroll cost reimbursements	3,180	7,735	(58.9)%
Total Lodging net revenue	$52,508	$53,594	(2.0)%
Lodging operating expense:
Labor and labor-related benefits	$23,450	$22,569	3.9%
General and administrative	7,024	7,528	(6.7)%
Other	18,152	17,469	3.9%
	48,626	47,566	2.2%
Reimbursed payroll costs	3,180	7,735	(58.9)%
Total Lodging operating expense	$51,806	$55,301	(6.3)%
Lodging Reported EBITDA	$702	$(1,707)	141.1%

Owned hotel statistics:
ADR	$180.70	$188.98	(4.4)%
RevPar	$113.32	$102.50	10.6%
Managed condominium statistics:
ADR	$194.26	$191.48	1.5%
RevPar	$30.75	$29.11	5.6%
Owned hotel and managed condominium statistics (combined):
ADR	$184.89	$189.79	(2.6)%
RevPar	$60.54	$56.15	7.8%
Lodging Reported EBITDA includes $0.4 million and $0.6 million of stock-based compensation expense for the three months ended October 31, 2012 and 2011, respectively.
Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended October 31, 2012 increased $3.5 million, or 7.6%, as compared to the three months ended October 31, 2011, which increase includes $1.9 million of revenue from Flagg Ranch (NPS concessionaire contract was awarded in November 2011). Additionally, Flagg Ranch contributed $0.6 million of EBITDA for the three months ended October 31, 2012. Excluding the impact of Flagg Ranch, total

Lodging net revenue (before payroll cost reimbursements) increased $1.5 million, or 3.4%, which is largely attributable to an increase in revenue at our mountain properties from improved summer visitation and an increase in group business, especially at Keystone, partially offset by a decline in revenue at GTLC primarily due to adverse conditions from wild fires in the region.
Revenue from owned hotel rooms increased $1.7 million, or 13.8%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011, primarily driven by $1.0 million of incremental room revenue from Flagg Ranch partially offset by a decrease in transient revenue of $0.3 million from GTLC due to the adverse conditions caused by wild fires. Owned room revenue was also positively impacted by our Colorado lodging properties, which revenue increased $1.0 million, resulting from improved summer visitation to our Colorado mountain resorts and an increase in group business primarily at our Keystone resort. Revenue from managed condominium rooms increased $0.3 million, or 4.8%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011, primarily driven by additional managed condominium units at One Ski Hill Place in Breckenridge, The Ritz-Carlton Residences, Vail and Kirkwood.
Dining revenue for the three months ended October 31, 2012 increased $1.1 million, or 11.0%, as compared to the three months ended October 31, 2011, primarily due to an increase in group business at our Keystone resort resulting in a $0.6 million increase in revenue and incremental dining revenue from Flagg Ranch. Golf revenue increased $0.1 million, or 1.2%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2012, primarily due to an increase in the number of paid golf rounds played at our Red Sky Ranch courses. Other revenue increased $0.4 million, or 4.2%, in the three months ended October 31, 2012 compared to the three months ended October 31, 2011, primarily due to an increase in conference services provided to our group business at our Keystone resort and an increase in retail and ancillary revenue resulting from the addition of Flagg Ranch.
Operating expense (excluding reimbursed payroll costs) increased $1.1 million, or 2.2%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Labor and labor-related benefits increased $0.9 million, or 3.9%, resulting from normal wage adjustments, higher staffing levels associated with increased occupancy at our Colorado lodging properties, increased conference services provided to our group business and incremental labor costs associated with Flagg Ranch of $0.4 million. These labor increases were partially offset by lower overhead labor costs associated with the previously announced RockResorts reorganization plan. General and administrative expense decreased $0.5 million, or 6.7%, primarily due the RockResorts reorganization plan. Other expense increased $0.7 million, or 3.9%, primarily due to the addition of Flagg Ranch, partially offset by a decrease in reimbursable costs (other than payroll) from managed hotel properties due to the RockResorts reorganization plan.
Revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs for the three months ended October 31, 2012 compared to the three months ended October 31, 2011 was due to a reduction in the number of managed hotel properties as previously announced under the RockResorts reorganization plan.
Real Estate Segment
Three months ended October 31, 2012 compared to the three months ended October 31, 2011
Real Estate segment operating results for the three months ended October 31, 2012 and 2011 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2012	2011
Total Real Estate net revenue	$11,930	$13,109	(9.0)%
Real Estate operating expense:
Cost of sales (including sales commission)	10,435	11,686	(10.7)%
Other	5,179	6,161	(15.9)%
Total Real Estate operating expense	15,614	17,847	(12.5)%
Real Estate Reported EBITDA	$(3,684)	$(4,738)	22.2%
Real Estate Reported EBITDA includes $0.4 million and $0.9 million of stock-based compensation expense for the three months ended October 31, 2012 and 2011, respectively.
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.
Three months ended October 31, 2012
Real Estate segment net revenue for the three months ended October 31, 2012 was driven by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($11.6 million of revenue with an average selling price per unit of $2.9 million and an average price per square foot of $1,165). The average price per square foot for this project is driven by its premier location and the comprehensive and exclusive amenities related to this project.

Operating expense for the three months ended October 31, 2012 included cost of sales of $9.6 million primarily resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $969). The cost per square foot for this project is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.7 million were incurred commensurate with revenue recognized. Other operating expense of $5.2 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs to the Mountain and Lodging segments.
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
Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2012 increased $2.7 million compared to the same period in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures and assets acquired at Kirkwood and Skiinfo.
Income taxes. The effective tax rate for the three months ended October 31, 2012 and 2011 was 38.3% and 39.5%, respectively. The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items).
In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOLs relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the IRS completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs. We appealed the examiner’s disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. On July 1,

2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. However, at this point, the District Court proceedings have been stayed pending on-going settlement discussions between the parties. We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein we disagree with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings. The trial date for the Tax Court proceedings has been continued pending on-going settlement discussions between the parties.
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

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2012	2011
Mountain Reported EBITDA	$(55,202)	$(48,455)
Lodging Reported EBITDA	702	(1,707)
Resort Reported EBITDA	(54,500)	(50,162)
Real Estate Reported EBITDA	(3,684)	(4,738)
Total Reported EBITDA	(58,184)	(54,900)
Depreciation and amortization	(31,679)	(28,930)
Loss on disposal of fixed assets, net	(2)	(114)
Investment income, net	54	64
Interest expense, net	(8,375)	(8,241)
Loss before benefit from income taxes	(98,186)	(92,121)
Benefit from income taxes	37,583	36,387
Net loss	(60,603)	(55,734)
Net loss attributable to noncontrolling interests	23	25
Net loss attributable to Vail Resorts, Inc.	$(60,580)	$(55,709)
The following table reconciles Net Debt to long-term debt (in thousands):

	October 31,
	2012	2011
Long-term debt	$489,525	$490,377
Long-term debt due within one year	848	1,063
Total debt	490,373	491,440
Less: cash and cash equivalents	43,985	44,738
Net Debt	$446,388	$446,702
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

We had $44.0 million of cash and cash equivalents as of October 31, 2012, compared to $44.7 million as of October 31, 2011. In total, we used $2.1 million of cash in the three months ended October 31, 2012 and used $25.4 million of cash in the three months ended October 31, 2011. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows (primarily generated during our second and third fiscal quarters) combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.
In addition to our $44.0 million of cash and cash equivalents at October 31, 2012, we had available $332.7 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal year quarters), borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.50%.

Three months ended October 31, 2012 compared to the three months ended October 31, 2011
We generated $34.6 million of cash from operating activities during the three months ended October 31, 2012, a decrease of $3.8 million compared to $38.3 million of cash generated during the three months ended October 31, 2011. The decrease in operating cash flows was primarily a result of the lower Resort Reported EBITDA for the three months ended October 31, 2012 compared to the three months ended October 31, 2011 and an increase in prepaid expenses, partially offset by an increase in accounts receivable collections due to an increase in season pass sales as compared to the prior year. Additionally, we generated $10.8 million and $11.5 million in proceeds from real estate sales (net of sales commissions and deposits previously received) in the three months ended October 31, 2012 and 2011, respectively.
Cash used in investing activities for the three months ended October 31, 2012 decreased by $15.5 million compared to the three months ended October 31, 2011, primarily due to a decrease in resort capital expenditures of $15.1 million.
Cash used in financing activities decreased $11.6 million during the three months ended October 31, 2012, compared to the three months ended October 31, 2011, primarily due to the repurchase of common stock for $7.9 million during the three months ended October 31, 2011, $5.0 million of proceeds from the exercise of stock options and tax benefits recognized on the exercise and vesting of stock awards during the three months ended October 31, 2012 compared to the three months ended October 31, 2011, partially offset by an increase in the payment of cash dividends on common stock of $1.3 million during the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Significant Uses of Cash
Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.
We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $85 million to $95 million of resort capital expenditures for calendar year 2012 which includes incremental capital related to Kirkwood and initial estimated summer-related activities capital. Included in these capital expenditures are approximately $43 million to $47 million (including Kirkwood), which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $72 million was spent for capital expenditure in calendar year 2012 as of October 31, 2012, leaving approximately $13 million to $23 million to spend in the remainder of calendar year 2012. Discretionary expenditures for calendar year 2012 include replacement of an existing chairlift with a new state-of-the-art 10-passenger gondola at Vail mountain; replacement and enhancement of retail/rental point of sales system; development of new functionality for EpicMix including EpicMix Racing; investment in energy efficient snowmaking equipment and technology; continued renovations at the DoubleTree by Hilton owned lodging property (formerly the Great Divide Lodge); and upgrades and integration to our marketing database and IT infrastructure, among other projects. Additionally, our resort capital expenditures beyond calendar year 2012 could increase as a result of our anticipated new summer activities plan, Epic Discovery, among other initiatives. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.
Principal payments on the vast majority of our long-term debt ($487.9 million of the total $490.4 million debt outstanding as of October 31, 2012) are not due until fiscal 2019 and beyond. As of October 31, 2012 and 2011, total long-term debt (including long-term debt due within one year) was $490.4 million and $491.4 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $446.7 million as of October 31, 2011 to $446.4 million as of October 31, 2012.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of October 31, 2012. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the three months ended October 31, 2012 we did not repurchase any shares of common stock. Since inception of this stock repurchase program through October 31, 2012, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of October 31, 2012, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 our Board of Directors approved a 25% increase to our annual cash dividend to an annual rate of $0.75 per share (or $26.9 million annually based upon shares outstanding as of October 31, 2012), subject to quarterly declaration. During the three months ended October 31, 2012, the Company paid a cash dividend of $0.1875 per share ($6.7 million in the aggregate). This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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
We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2012. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2013. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2012, we had $52.6 million of variable rate indebtedness, representing approximately 11.0% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2012 of 0.3%. Based on variable-rate borrowings outstanding as of October 31, 2012, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Internal Revenue Service Litigation
On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOLs carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS disallowed refunds associated with those NOL carry forwards and we disagreed with the IRS action disallowing the utilization of the NOLs. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. However, at this point, the District Court proceedings have been stayed pending on-going settlement discussions between the parties.
We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007, and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court for tax years 2000 and 2001 wherein we disagreed with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings. The trial date for the Tax Court proceedings has been continued pending on-going settlement discussions between the parties.
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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011)(File No. 001-09614).

3.3	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011)(File No. 001-09614).

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	15

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	16

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	17

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of October 31, 2012 (unaudited), July 31, 2012, and October 31, 2011 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2012 and October 31, 2011; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended October 31, 2012 and October 31, 2011; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2012 and October 31, 2011; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2012		Vail Resorts, Inc.

	By:	/s/ Jeffrey W. Jones
Jeffrey W. Jones
Chief Financial Officer and
President - Lodging, Retail, Real Estate
(Duly Authorized Officer)

Date: December 4, 2012		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and
Chief Accounting Officer