Form 10-Q
period 2013-01-31
VAIL RESORTS INC
filed 2013-03-06
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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
As of March 1, 2013, 35,909,069 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2013, July 31, 2012 and January 31, 2012	F-2
Consolidated Condensed Statements of Operations for the Three and Six Months Ended January 31, 2013 and 2012	F-3
Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2013 and 2012	F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2013 and 2012	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	January 31, 2013 (Unaudited)	July 31, 2012	January 31, 2012 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,579	$46,053	$95,642
Restricted cash	12,194	14,284	16,221
Trade receivables, net	53,486	65,743	48,430
Inventories, net	70,341	65,873	62,594
Other current assets	49,633	40,417	56,998
Total current assets	322,233	232,370	279,885
Property, plant and equipment, net (Note 6)	1,057,399	1,049,207	1,057,930
Real estate held for sale and investment	216,815	237,668	257,169
Goodwill, net	271,762	269,769	268,058
Intangible assets, net	92,590	92,070	90,196
Other assets	42,950	46,530	45,997
Total assets	$2,003,749	$1,927,614	$1,999,235
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$317,504	$227,538	$301,473
Income taxes payable	14,979	20,721	19,569
Long-term debt due within one year (Note 4)	806	990	1,058
Total current liabilities	333,289	249,249	322,100
Long-term debt (Note 4)	489,497	489,775	490,302
Other long-term liabilities (Note 6)	230,157	232,869	235,629
Deferred income taxes	140,704	139,393	129,962
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,855,859 (unaudited), 40,531,204 and 40,477,796 (unaudited) shares issued, respectively	409	405	405
Additional paid-in capital	593,424	586,691	581,217
Accumulated other comprehensive income (loss)	198	(255)	—
Retained earnings	395,175	408,662	396,335
Treasury stock, at cost; 4,949,111 (unaudited), 4,949,111 and 4,468,181 (unaudited) shares, respectively (Note 11)	(193,192)	(193,192)	(170,696)
Total Vail Resorts, Inc. stockholders’ equity	796,014	802,311	807,261
Noncontrolling interests	14,088	14,017	13,981
Total stockholders’ equity (Note 2)	810,102	816,328	821,242
Total liabilities and stockholders’ equity	$2,003,749	$1,927,614	$1,999,235
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net revenue:
Mountain	$361,741	$315,938	$413,653	$365,608
Lodging	46,543	48,306	99,051	101,900
Real estate	14,167	9,088	26,097	22,197
Total net revenue	422,451	373,332	538,801	489,705
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	220,997	195,489	328,545	294,044
Lodging	44,803	47,093	96,609	102,394
Real estate	16,739	12,563	32,353	30,410
Total segment operating expense	282,539	255,145	457,507	426,848
Other operating expense:
Depreciation and amortization	(33,418)	(33,050)	(65,097)	(61,980)
Loss on disposal of fixed assets, net	(531)	(919)	(533)	(1,033)
Income (loss) from operations	105,963	84,218	15,664	(156)
Mountain equity investment income, net	99	178	533	608
Investment income, net	99	310	153	374
Interest expense, net	(8,534)	(8,542)	(16,909)	(16,783)
Income (loss) before (provision) benefit from income taxes	97,627	76,164	(559)	(15,957)
(Provision) benefit from income taxes	(37,098)	(29,743)	485	6,644
Net income (loss)	60,529	46,421	(74)	(9,313)
Net loss (income) attributable to noncontrolling interests	22	(32)	45	(7)
Net income (loss) attributable to Vail Resorts, Inc.	$60,551	$46,389	$(29)	$(9,320)
Per share amounts (Note 3):
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$1.69	$1.29	$—	$(0.26)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$1.65	$1.27	$—	$(0.26)
Cash dividends declared per share	$0.1875	$0.15	$0.3750	$0.30
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net income (loss)	$60,529	$46,421	$(74)	$(9,313)
Foreign currency translation adjustments, net of tax	159	—	453	—
Comprehensive income (loss)	60,688	46,421	379	(9,313)
Comprehensive loss (income) attributable to noncontrolling interests	22	(32)	45	(7)
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$60,710	$46,389	$424	$(9,320)
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(74)	$(9,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,097	61,980
Cost of real estate sales	19,900	16,385
Stock-based compensation expense	6,631	6,820
Deferred income taxes, net	(485)	(6,644)
Other non-cash income, net	(4,060)	(2,875)
Changes in assets and liabilities:
Restricted cash	2,100	(3,783)
Trade receivables, net	12,677	9,919
Inventories, net	(3,822)	(8,622)
Investments in real estate	(1,410)	(1,850)
Accounts payable and accrued liabilities	83,200	75,225
Other assets and liabilities, net	(8,477)	147
Net cash provided by operating activities	171,277	137,389
Cash flows from investing activities:
Capital expenditures	(53,920)	(93,186)
Acquisition of businesses	(19,958)	342
Other investing activities, net	246	(904)
Net cash used in investing activities	(73,632)	(93,748)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	96,000	56,000
Payments of long-term debt	(96,444)	(56,383)
Repurchases of common stock	—	(7,869)
Dividends paid	(13,458)	(10,801)
Other financing activities, net	6,722	911
Net cash used in financing activities	(7,180)	(18,142)
Effect of exchange rate changes on cash and cash equivalents	61	—
Net increase in cash and cash equivalents	90,526	25,499
Cash and cash equivalents:
Beginning of period	46,053	70,143
End of period	$136,579	$95,642
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates the seven world-class ski resort properties of Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado, and Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan; as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar, Afton Alps and Mount Brighton) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts; National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park; Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and mountain resort golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company’s operations at its NPS concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

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
Presentation of Comprehensive Income — Effective August 1, 2012, the Company adopted Accounting Standard Update ("ASU") No. 2011-05 -“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which amends existing guidance by allowing two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. The Company also adopted ASU No. 2011-12—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” which defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 required retrospective application. The adoption of these standards only amended presentation and disclosure requirements concerning comprehensive income; therefore, the adoption of these standards did not affect the Company’s financial position or results of operations. The Company elected to present the total of comprehensive income (loss), the components of net income (loss) (i.e. statements of operations), and the components of other comprehensive income (loss) for both the three and six months ended January 31, 2013 and 2012, in two separate but consecutive statements.
New Accounting Standards -- In January 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", to improve the transparency of reporting these reclassifications. The amendments in this ASU supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 (issued in June 2011) and ASU No.

2011-12 (issued in December 2011). This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements, but the standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The amendments are effective for fiscal years beginning after December 15, 2012 (the Company's 2014 first fiscal quarter). The Company does not currently have any components of other comprehensive income that require reclassification to net income, as such, the adoption of this standard is not expected to have an impact on the presentation of the Company's financial statements.
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
Noncontrolling Interests in Consolidated Financial Statements— Net income/loss attributable to noncontrolling interests along with net income/loss attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Six Months Ended January 31,
	2013			2012
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$802,311	$14,017	$816,328	$829,723	$13,996	$843,719
Net (loss) income	(29)	(45)	(74)	(9,320)	7	(9,313)
Stock-based compensation expense	6,631	—	6,631	6,820	—	6,820
Issuance of shares under share award plans, net of shares withheld for taxes	(3,792)	—	(3,792)	(2,219)	—	(2,219)
Tax benefit from share award plans	3,898	—	3,898	927	—	927
Cash dividends paid on common stock	(13,458)	—	(13,458)	(10,801)	—	(10,801)
Repurchases of common stock	—	—	—	(7,869)	—	(7,869)
Contributions (distributions) from/to noncontrolling interests, net	—	116	116	—	(22)	(22)
Foreign currency translation adjustments	453	—	453	—	—	—
Balance, end of period	$796,014	$14,088	$810,102	$807,261	$13,981	$821,242
Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of January 31, 2013 are presented below (in thousands):

	January 31, 2013
	Carrying Value	Fair Value
6.50% Notes	$390,000	$421,200
Industrial Development Bonds	$41,200	$47,364
Other long-term debt	$6,527	$7,097

3.	Net Income (Loss) Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended January 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$60,551	$60,551	$46,389	$46,389
Weighted-average shares outstanding	35,895	35,895	36,005	36,005
Effect of dilutive securities	—	768	—	646
Total shares	35,895	36,663	36,005	36,651
Net income per share attributable to Vail Resorts	$1.69	$1.65	$1.29	$1.27

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 1,000 and 38,000 for the three months ended January 31, 2013 and 2012, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2013 and 2012 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(29)	$(29)	$(9,320)	$(9,320)
Weighted-average shares outstanding	35,798	35,798	36,036	36,036
Effect of dilutive securities	—	—	—	—
Total shares	35,798	35,798	36,036	36,036
Net loss per share attributable to Vail Resorts	$—	$—	$(0.26)	$(0.26)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 842,000 and 666,000 for the six months ended January 31, 2013 and 2012, respectively.
On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company's common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company’s Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. During the three and six months ended January 31, 2013, the Company paid cash dividends of $0.1875 and $0.3750 per share, respectively ($6.7 million and $13.5 million, respectively, in the aggregate). During the three and six months ended January 31, 2012, the Company paid cash dividends of $0.15 and $0.30 per share, respectively ($5.4 million and $10.8 million, respectively, in the aggregate). On March 4, 2013 the Company’s Board of Directors approved an approximate 10% increase to its annual cash dividend on its common stock, subject to quarterly declaration. As a result, a quarterly cash dividend of $0.2075 per share was declared by the Company's Board of Directors payable on April 9, 2013 to stockholders of record as of March 25, 2013.

4.	Long-Term Debt
Long-term debt as of January 31, 2013, July 31, 2012 and January 31, 2012 is summarized as follows (in thousands):

	Maturity (a)	January 31, 2013	July 31, 2012	January 31, 2012
Credit Facility Revolver	2016	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	390,000	390,000	390,000
Other	2013-2029	6,528	6,990	7,585
Total debt		490,303	490,765	491,360
Less: Current maturities (b)		806	990	1,058
Long-term debt		$489,497	$489,775	$490,302

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2013 reflected by fiscal year are as follows (in thousands):

2013	$553
2014	509
2015	533
2016	244
2017	257
Thereafter	488,207

Total debt	$490,303

The Company incurred gross interest expense of $8.5 million for both the three months ended January 31, 2013 and 2012, of which $0.5 million was amortization of deferred financing costs. The Company had no capitalized interest during the three months ended January 31, 2013 and 2012. The Company incurred gross interest expense of $16.9 million for both the six months ended January 31, 2013 and 2012, of which $1.0 million was amortization of deferred financing costs. The Company had no capitalized interest during the six months ended January 31, 2013. The Company capitalized $0.1 million of interest during the six months ended and January 31, 2012.

5.	Acquisitions

Skiinfo
On February 1, 2012, the Company acquired the capital stock of Skiinfo, AS, a Norwegian company which owns and operates several European websites focused on the ski and snowboarding industry, for total cash consideration of $5.7 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company completed its purchase price allocation and has recorded $2.4 million in property plant and equipment, $2.7 million in other assets, $1.8 million in goodwill, $0.7 million in indefinite-lived intangible assets, $0.5 million in other intangible assets (with a weighted-average amortization period of 6.7 years), and $2.6 million of assumed liabilities on the date of acquisition. The operating results of Skiinfo are reported within the Mountain segment.

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

Afton Alps and Mount Brighton
In December 2012, the Company acquired all of the assets of two ski areas in the Midwest, Afton Alps in Minnesota and Mount Brighton in Michigan, for total cash consideration of $20.0 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $17.8 million in property plant and equipment, $1.0 million in other assets, $1.8 million in goodwill, $1.2 million in other intangible assets (with a weighted-average amortization period of 5 years), and $1.8 million of assumed liabilities on the date of acquisition. The operating results of Afton Alps and Mount Brighton are reported within the Mountain segment.

The estimated fair values of assets acquired and liabilities assumed for the acquisitions of Afton Alps and Mount Brighton are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2013	July 31, 2012	January 31, 2012
Land and land improvements	$289,127	$281,729	$277,061
Buildings and building improvements	854,130	838,780	833,331
Machinery and equipment	598,944	563,309	559,897
Furniture and fixtures	257,496	243,587	237,585
Software	92,473	81,659	77,533
Vehicles	48,307	44,798	44,760
Construction in progress	15,423	36,979	16,618
Gross property, plant and equipment	2,155,900	2,090,841	2,046,785
Accumulated depreciation	(1,098,501)	(1,041,634)	(988,855)
Property, plant and equipment, net	$1,057,399	$1,049,207	$1,057,930
The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2013	July 31, 2012	January 31, 2012
Trade payables	$63,914	$56,508	$75,751
Deferred revenue	117,812	78,793	104,570
Accrued salaries, wages and deferred compensation	30,838	21,242	24,143
Accrued benefits	21,870	20,216	23,256
Deposits	26,411	12,031	20,730
Accrued interest	7,896	8,015	7,914
Other accruals	48,763	30,733	45,109
Total accounts payable and accrued liabilities	$317,504	$227,538	$301,473

The composition of other long-term liabilities follows (in thousands):

	January 31, 2013	July 31, 2012	January 31, 2012
Private club deferred initiation fee revenue	$133,432	$135,660	$137,922
Unfavorable lease obligation, net	34,723	36,058	37,393
Other long-term liabilities	62,002	61,151	60,314
Total other long-term liabilities	$230,157	$232,869	$235,629

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of January 31, 2013, the Employee Housing Entities had total assets of $30.4 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.0 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.8 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2013.

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
The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of January 31, 2013
Description	Balance at January 31, 2013	Level 1	Level 2	Level 3

Money Market	$19,025	$19,025	$—	$—
Commercial Paper	$10,626	$—	$10,626	$—
Certificates of Deposit	$630	$—	$630	$—

	Fair Value Measurement as of July 31, 2012
Description	Balance at July 31, 2012	Level 1	Level 2	Level 3
Money Market	$6,581	$6,581	$—	$—
Commercial Paper	$2,441	$—	$2,441	$—
Certificates of Deposit	$1,260	$—	$1,260	$—

	Fair Value Measurement as of January 31, 2012
Description	Balance at January 31, 2012	Level 1	Level 2	Level 3
Money Market	$8,386	$8,386	$—	$—
Commercial Paper	$19,990	$—	$19,990	$—
Certificates of Deposit	$1,890	$—	$1,890	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2013, July 31, 2012 and January 31, 2012, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.
Guarantees/Indemnifications
As of January 31, 2013, the Company had various other letters of credit in the amount of $59.5 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $4.5 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of January 31, 2013, July 31, 2012 and January 31, 2012, the accrual for the above loss contingencies was not material individually and in the aggregate.

10.    Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s ski resorts/areas and related ancillary services. The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of each other, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net revenue:
Lift tickets	$175,658	$153,699	$175,658	$153,699
Ski school	41,723	37,252	41,723	37,252
Dining	29,826	24,722	36,199	30,369
Retail/rental	83,748	73,850	110,473	100,814
Other	30,786	26,415	49,600	43,474
Total Mountain net revenue	361,741	315,938	413,653	365,608
Lodging	46,543	48,306	99,051	101,900
Total Resort net revenue	408,284	364,244	512,704	467,508
Real estate	14,167	9,088	26,097	22,197
Total net revenue	$422,451	$373,332	$538,801	$489,705
Operating expense:
Mountain	$220,997	$195,489	$328,545	$294,044
Lodging	44,803	47,093	96,609	102,394
Total Resort operating expense	265,800	242,582	425,154	396,438
Real estate	16,739	12,563	32,353	30,410
Total segment operating expense	$282,539	$255,145	$457,507	$426,848
Mountain equity investment income, net	$99	$178	$533	$608
Reported EBITDA:
Mountain	$140,843	$120,627	$85,641	$72,172
Lodging	1,740	1,213	2,442	(494)
Resort	142,583	121,840	88,083	71,678
Real estate	(2,572)	(3,475)	(6,256)	(8,213)
Total Reported EBITDA	$140,011	$118,365	$81,827	$63,465

Real estate held for sale and investment	$216,815	$257,169	$216,815	$257,169

Reconciliation to net income (loss) attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$140,011	$118,365	$81,827	$63,465
Depreciation and amortization	(33,418)	(33,050)	(65,097)	(61,980)
Loss on disposal of fixed assets, net	(531)	(919)	(533)	(1,033)
Investment income, net	99	310	153	374
Interest expense, net	(8,534)	(8,542)	(16,909)	(16,783)
Income (loss) before (provision) benefit from income taxes	97,627	76,164	(559)	(15,957)
(Provision) benefit from income taxes	(37,098)	(29,743)	485	6,644
Net income (loss)	$60,529	$46,421	$(74)	$(9,313)
Net loss (income) attributable to noncontrolling interests	22	(32)	45	(7)
Net income (loss) attributable to Vail Resorts, Inc.	$60,551	$46,389	$(29)	$(9,320)

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the three and six months ended January 31, 2013. Since inception of its stock repurchase program through January 31, 2013, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of January 31, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of January 31, 2013, July 31, 2012, and January 31, 2012. Statements of operations and statements of comprehensive income (loss) are presented for the three and six months ended January 31, 2013 and 2012. Statements of cash flows are presented for the six months ended January 31, 2013 and 2012.
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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$129,258	$7,321	$—	$136,579
Restricted cash	—	10,979	1,215	—	12,194
Trade receivables, net	—	49,475	4,011	—	53,486
Inventories, net	—	70,095	246	—	70,341
Other current assets	27,586	20,988	1,059	—	49,633
Total current assets	27,586	280,795	13,852	—	322,233
Property, plant and equipment, net	—	1,010,349	47,050	—	1,057,399
Real estate held for sale and investment	—	216,815	—	—	216,815
Goodwill, net	—	269,875	1,887	—	271,762
Intangible assets, net	—	73,022	19,568	—	92,590
Other assets	6,573	41,469	4,367	(9,459)	42,950
Investments in subsidiaries	1,788,271	(1,798)	—	(1,786,473)	—
Advances	(446,303)	443,135	3,168	—	—
Total assets	$1,376,127	$2,333,662	$89,892	$(1,795,932)	$2,003,749
Current liabilities:
Accounts payable and accrued liabilities	$6,502	$302,077	$8,925	$—	$317,504
Income taxes payable	14,979	—	—	—	14,979
Long-term debt due within one year	—	587	219	—	806
Total current liabilities	21,481	302,664	9,144	—	333,289
Long-term debt	390,000	41,759	57,738	—	489,497
Other long-term liabilities	28,050	200,968	10,598	(9,459)	230,157
Deferred income taxes	140,582	—	122	—	140,704
Total Vail Resorts, Inc. stockholders’ equity (deficit)	796,014	1,788,271	(1,798)	(1,786,473)	796,014
Noncontrolling interests	—	—	14,088	—	14,088
Total stockholders’ equity	796,014	1,788,271	12,290	(1,786,473)	810,102
Total liabilities and stockholders’ equity	$1,376,127	$2,333,662	$89,892	$(1,795,932)	$2,003,749

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$38,380	$7,673	$—	$46,053
Restricted cash	—	13,300	984	—	14,284
Trade receivables, net	—	64,185	1,558	—	65,743
Inventories, net	—	65,673	200	—	65,873
Other current assets	24,458	15,522	437	—	40,417
Total current assets	24,458	197,060	10,852	—	232,370
Property, plant and equipment, net	—	1,000,767	48,440	—	1,049,207
Real estate held for sale and investment	—	237,668	—	—	237,668
Goodwill, net	—	268,058	1,711	—	269,769
Intangible assets, net	—	72,751	19,319	—	92,070
Other assets	7,113	42,939	5,937	(9,459)	46,530
Investments in subsidiaries	1,775,195	(553)	—	(1,774,642)	—
Advances	(421,115)	418,001	3,114	—	—
Total assets	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614
Current liabilities:
Accounts payable and accrued liabilities	$6,542	$215,308	$5,688	$—	$227,538
Income taxes payable	20,721	—	—	—	20,721
Long-term debt due within one year	—	782	208	—	990
Total current liabilities	27,263	216,090	5,896	—	249,249
Long-term debt	390,000	41,817	57,958	—	489,775
Other long-term liabilities	28,104	203,589	10,635	(9,459)	232,869
Deferred income taxes	137,973	—	1,420	—	139,393
Total Vail Resorts, Inc. stockholders’ equity (deficit)	802,311	1,775,195	(553)	(1,774,642)	802,311
Noncontrolling interests	—	—	14,017	—	14,017
Total stockholders’ equity	802,311	1,775,195	13,464	(1,774,642)	816,328
Total liabilities and stockholders’ equity	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614

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

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$419,427	$6,363	$(3,339)	$422,451
Total operating expense	105	313,727	5,957	(3,301)	316,488
(Loss) income from operations	(105)	105,700	406	(38)	105,963
Other expense, net	(6,600)	(1,521)	(352)	38	(8,435)
Equity investment income, net	—	99	—	—	99
(Loss) income before benefit (provision) from income taxes	(6,705)	104,278	54	—	97,627
Benefit (provision) from income taxes	2,547	(39,564)	(81)	—	(37,098)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,158)	64,714	(27)	—	60,529
Equity in income (loss) of consolidated subsidiaries	64,709	(5)	—	(64,704)	—
Net income (loss)	60,551	64,709	(27)	(64,704)	60,529
Net loss attributable to noncontrolling interests	—	—	22	—	22
Net income (loss) attributable to Vail Resorts, Inc.	$60,551	$64,709	$(5)	$(64,704)	$60,551

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$372,190	$4,324	$(3,182)	$373,332
Total operating (income) expense	(187)	288,471	3,973	(3,143)	289,114
Income from operations	187	83,719	351	(39)	84,218
Other expense, net	(6,686)	(1,225)	(360)	39	(8,232)
Equity investment income, net	—	178	—	—	178
(Loss) income before benefit (provision) from income taxes	(6,499)	82,672	(9)	—	76,164
Benefit (provision) from income taxes	2,535	(32,278)	—	—	(29,743)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(3,964)	50,394	(9)	—	46,421
Equity in income (loss) of consolidated subsidiaries	50,353	(41)	—	(50,312)	—
Net income (loss)	46,389	50,353	(9)	(50,312)	46,421
Net income attributable to noncontrolling interests	—	—	(32)	—	(32)
Net income (loss) attributable to Vail Resorts, Inc.	$46,389	$50,353	$(41)	$(50,312)	$46,389

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$535,431	$9,374	$(6,004)	$538,801
Total operating expense	218	518,085	10,762	(5,928)	523,137
(Loss) income from operations	(218)	17,346	(1,388)	(76)	15,664
Other expense, net	(13,210)	(2,935)	(687)	76	(16,756)
Equity investment income, net	—	533	—	—	533
(Loss) income before benefit (provision) from income taxes	(13,428)	14,944	(2,075)	—	(559)
Benefit (provision) from income taxes	5,157	(4,773)	101	—	485
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(8,271)	10,171	(1,974)	—	(74)
Equity in income (loss) of consolidated subsidiaries	8,242	(1,929)	—	(6,313)	—
Net (loss) income	(29)	8,242	(1,974)	(6,313)	(74)
Net loss attributable to noncontrolling interests	—	—	45	—	45
Net (loss) income attributable to Vail Resorts, Inc.	$(29)	$8,242	$(1,929)	$(6,313)	$(29)

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$489,224	$6,390	$(5,909)	$489,705
Total operating (income) expense	(59)	488,737	7,015	(5,832)	489,861
Income (loss) from operations	59	487	(625)	(77)	(156)
Other expense, net	(13,285)	(2,508)	(693)	77	(16,409)
Equity investment income, net	—	608	—	—	608
Loss before benefit from income taxes	(13,226)	(1,413)	(1,318)	—	(15,957)
Benefit from income taxes	5,579	1,065	—	—	6,644
Net loss before equity in loss of consolidated subsidiaries	(7,647)	(348)	(1,318)	—	(9,313)
Equity in loss of consolidated subsidiaries	(1,673)	(1,325)	—	2,998	—
Net loss	(9,320)	(1,673)	(1,318)	2,998	(9,313)
Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
Net loss attributable to Vail Resorts, Inc.	$(9,320)	$(1,673)	$(1,325)	$2,998	$(9,320)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended January 31, 2013
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$60,551	$64,709	$(27)	$(64,704)	$60,529
Foreign currency translation adjustments, net of tax	159	159	159	(318)	159
Comprehensive income	60,710	64,868	132	(65,022)	60,688
Comprehensive loss attributable to noncontrolling interests	—	—	22	—	22
Comprehensive income attributable to Vail Resorts, Inc.	$60,710	$64,868	$154	$(65,022)	$60,710

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended January 31, 2012
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$46,389	$50,353	$(9)	$(50,312)	$46,421
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Comprehensive income (loss)	46,389	50,353	(9)	(50,312)	46,421
Comprehensive income attributable to noncontrolling interests	—	—	(32)	—	(32)
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$46,389	$50,353	$(41)	$(50,312)	$46,389

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended January 31, 2013
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(29)	$8,242	$(1,974)	$(6,313)	$(74)
Foreign currency translation adjustments, net of tax	453	453	453	(906)	453
Comprehensive income (loss)	424	8,695	(1,521)	(7,219)	379
Comprehensive loss attributable to noncontrolling interests	—	—	45	—	45
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$424	$8,695	$(1,476)	$(7,219)	$424

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended January 31, 2012
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net loss	$(9,320)	$(1,673)	$(1,318)	$2,998	$(9,313)
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Comprehensive loss	(9,320)	(1,673)	(1,318)	2,998	(9,313)
Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive loss attributable to Vail Resorts, Inc.	$(9,320)	$(1,673)	$(1,325)	$2,998	$(9,320)

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(14,033)	$185,445	$(135)	$171,277
Cash flows from investing activities:
Capital expenditures	—	(53,385)	(535)	(53,920)
Acquisition of businesses	—	(19,958)	—	(19,958)
Other investing activities, net	—	228	18	246
Net cash used in investing activities	—	(73,115)	(517)	(73,632)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	96,000	—	96,000
Payments of other long-term debt	—	(96,236)	(208)	(96,444)
Dividends paid	(13,458)	—	—	(13,458)
Other financing activities, net	3,934	2,585	203	6,722
Advances	23,557	(23,801)	244	—
Net cash provided by (used in) financing activities	14,033	(21,452)	239	(7,180)
Effect of exchange rate changes on cash and cash equivalents	—	—	61	61
Net increase (decrease) in cash and cash equivalents	—	90,878	(352)	90,526
Cash and cash equivalents:
Beginning of period	—	38,380	7,673	46,053
End of period	$—	$129,258	$7,321	$136,579

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(15,584)	$152,379	$594	$137,389
Cash flows from investing activities:
Capital expenditures	—	(93,117)	(69)	(93,186)
Acquisition of business	—	342	—	342
Other investing activities, net	—	(904)	—	(904)
Net cash used in investing activities	—	(93,679)	(69)	(93,748)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	56,000	—	56,000
Payments of long-term debt	—	(56,186)	(197)	(56,383)
Repurchase of common stock	(7,869)	—	—	(7,869)
Dividends paid	(10,801)	—	—	(10,801)
Other financing activities, net	912	(373)	372	911
Advances	33,342	(33,342)	—	—
Net cash provided by (used in) financing activities	15,584	(33,901)	175	(18,142)
Net increase in cash and cash equivalents	—	24,799	700	25,499
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143
End of period	$—	$88,164	$7,478	$95,642

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2012 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2013 and 2012 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.
Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measures to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt.
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
Mountain Segment
The Mountain segment is comprised of the operations of ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts), the Heavenly, Northstar and Kirkwood (acquired in April 2012) mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts), and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan (both acquired in December 2012), as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 49% of Mountain net revenue for both the three months ended January 31, 2013 and 2012.
Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests at our Colorado and Tahoe resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For the three months ended January 31, 2013, Destination guests comprised approximately 51% of our skier visits, while In-State guests comprised approximately 49% of our skier visits, which compares to approximately 52% and 48%, respectively, for the three months ended January 31, 2012.
Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our ski resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our ski resorts. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts generally in advance of the ski season and typically ski more days each season at our resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the three months ended January 31, 2013 and 2012, approximately 43% and 45%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 52% of total season pass sales for both the 2012/2013 and 2011/2012 ski seasons, with the remaining season pass sales recognized as lift ticket revenue in our third fiscal quarter ending April 30).
The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, including several proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) National Park Service ("NPS") concessionaire properties including Grand Teton Lodge Company ("GTLC"); (iv) Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and (v) mountain resort golf courses.
The performance of lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 92% and 91% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended January 31, 2013 and 2012, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties and businesses.
Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects, as well as occasionally the sale of land to third-party developers. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, planning for future real estate development projects, including zoning and acquisition of applicable permits, and the purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.
Recent Trends, Risks and Uncertainties
Together with those risk factors that we have identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help partially mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. For the 2011/2012 ski season pass revenue represented approximately 40% of total lift revenue for the entire ski season. Due to increased pass sales for the 2012/2013 ski season compared to the 2011/2012 ski season, season pass revenue has increased approximately $6.9 million, or 9.9%, for the three months ended January 31, 2013 compared to the same period in the prior year. Additionally, deferred revenue related to season pass sales was $70.7 million as of January 31, 2013 (compared to $64.2 million as of January 31, 2012) which will be recognized as lift revenue during our third fiscal quarter ending April 30, 2013.

•
Slow or declining economic growth currently present or recently present in the United States, Europe and parts of the rest of the world, including the pending resolution of the Federal deficit issues, European debt crisis and continued high unemployment, may have negative effects on the travel and leisure industry and on our results of operations. We cannot predict what impact these uncertainties may have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2012/2013 ski season.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. For the six months ended January 31, 2013 we have sold 11 units (with an additional 7 units closing after January 31, 2013) at The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge and we currently have 22 units and 33 units, respectively, remaining available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below recent pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•
At January 31, 2013, we had $136.6 million in cash and cash equivalents as well as $332.7 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). During the three months ended January 31, 2013, we completed the acquisition of two ski areas, Afton Alps in Minnesota and Mount Brighton in Michigan, for net cash consideration of approximately $20.0 million, and on March 4, 2013 our Board of Directors increased our regular quarterly cash dividend on our common stock to $0.2075 per share (or approximately $29.8 million annually). Additionally, we believe that the terms of our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the completion of our real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities less capital expenditures has and is anticipated to continue to provide us with significant liquidity which we believe will allow us to consider strategic investments and other forms of providing return to our stockholders including the continued payment of a quarterly cash dividend. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

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

RESULTS OF OPERATIONS
Summary

Below is a summary of operating results for both the three and six months ended January 31, 2013, compared to the three and six months ended January 31, 2012 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Mountain Reported EBITDA	$140,843	$120,627	$85,641	$72,172
Lodging Reported EBITDA	1,740	1,213	2,442	(494)
Resort Reported EBITDA	142,583	121,840	88,083	71,678
Real Estate Reported EBITDA	(2,572)	(3,475)	(6,256)	(8,213)
Income (loss) before (provision) benefit from income taxes	97,627	76,164	(559)	(15,957)
Net income (loss) attributable to Vail Resorts, Inc.	$60,551	$46,389	$(29)	$(9,320)
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2013 compared to the three months ended January 31, 2012
Mountain segment operating results for the three months ended January 31, 2013 and 2012 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2013	2012
Net Mountain revenue:
Lift tickets	$175,658	$153,699	14.3%
Ski school	41,723	37,252	12.0%
Dining	29,826	24,722	20.6%
Retail/rental	83,748	73,850	13.4%
Other	30,786	26,415	16.5%
Total Mountain net revenue	$361,741	$315,938	14.5%
Mountain operating expense:
Labor and labor-related benefits	$83,684	$72,730	15.1%
Retail cost of sales	35,244	29,427	19.8%
Resort related fees	17,396	16,742	3.9%
General and administrative	34,813	31,699	9.8%
Other	49,860	44,891	11.1%
Total Mountain operating expense	$220,997	$195,489	13.0%
Mountain equity investment income, net	99	178	(44.4)%
Mountain Reported EBITDA	$140,843	$120,627	16.8%

Total skier visits	3,220	2,900	11.0%
ETP	$54.55	$53.00	2.9%

Certain Mountain segment operating expenses presented above for the three months ended January 31, 2012 have been reclassified to conform to the current fiscal quarter presentation.

Mountain Reported EBITDA includes $2.2 million and $1.8 million of stock-based compensation expense for the three months ended January 31, 2013 and 2012, respectively.

Mountain Reported EBITDA for the three months ended January 31, 2013 increased $20.2 million, or 16.8%, compared to the three months ended January 31, 2012. Our results for the three months ended January 31, 2013 reflect an increase in revenues from higher overall visitation due to more normal weather conditions, particularly at our Tahoe resorts, compared to the same period in the prior year. These results also benefited from a very strong Christmas and New Year holiday period, higher pricing, increase average guest spend on ancillary services and higher pass sales. However, our results were tempered by poor snowfall and unseasonably warm temperatures at our Colorado resorts which occurred from the start of the ski season to the pre-Christmas holiday period in December (the “Early Season”) which adversely impacted our skier visitation to our Colorado resorts. As a result, skier visitation to our Colorado resorts was down 4.4% for the three months ended January 31, 2013 compared to the same period in the prior year. Our Tahoe resorts experienced significantly better snowfall and weather conditions during the current year fiscal quarter compared to the same period in the prior year which resulted in an increase in skier visitation of 56.1% (including Kirkwood which was acquired in April 2012). Additionally, the acquisitions of Kirkwood, Skiinfo (acquired on February 1, 2012), Afton Alps and Mount Brighton (acquired in December 2012) contributed incremental EBITDA of $3.6 million for the three months ended January 31, 2013 (the "Acquisitions").

Total Mountain net revenue increased $45.8 million, or 14.5%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012, which includes incremental revenue from the Acquisitions in total of $15.6 million. Excluding these incremental revenues, revenue increased $30.2 million, or 9.5%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Lift revenue increased $22.0 million, or 14.3%, for the three months ended January 31, 2013 compared to the same period in the prior year, resulting from a $15.1 million, or 17.9%, increase in lift revenue excluding season pass revenue, as well as a $6.9 million, or 9.9%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in visitation excluding season pass holders of 14.3%, and an increase in ETP excluding season pass holders, of $2.23, or 3.1%. Excluding the Acquisitions, lift revenue excluding season pass holders increased $10.1 million, or 11.9%, and ETP excluding season pass holders increased $5.46, or 7.6%, driven by price increases implemented during the current fiscal quarter. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing. Total ETP increased $1.55, or 2.9%, due primarily to price increases in both our lead/window lift ticket products and season pass products, partially offset by slightly higher visitation from our season pass holders on a per pass basis.

Ski school revenue increased $4.5 million, or 12.0%, for the three months ended January 31, 2013 compared to the same period in the prior year, with our Tahoe resorts (including Kirkwood) ski school revenue increasing $2.8 million, or 51.1%, and our Colorado resorts ski school revenue increasing $1.4 million, or 4.4%, compared to the same period in the prior year. Ski school revenue benefited from the increase in skier visitation at our Tahoe resorts (as discussed above) and an increase in yield per skier visit of 9.2% at our Colorado resorts. Excluding the Acquisitions, ski school revenue increased $3.5 million, or 9.5%.

Dining revenue increased $5.1 million, or 20.6%, for the three months ended January 31, 2013 compared to the same period in the prior year, and was primarily attributable to our Tahoe resorts (including Kirkwood) generating a $3.6 million increase in revenue due to increased skier visitation and higher yields per skier visit. Dining revenue at our Colorado resorts increased $0.7 million driven by an increase in yield per skier visit of 8.6%. Excluding the Acquisitions, dining revenue increased $2.9 million, or 11.7%.

Retail/rental revenue increased $9.9 million, or 13.4%, for the three months ended January 31, 2013 compared to the same period in the prior year, which was driven by an increase in retail sales of $7.5 million, or 13.5%, as well as an increase in rental revenue of $2.4 million, or 13.3%. The increase in retail sales was generated primarily from a $2.3 million increase in sales from our on-line retailer, and our Any Mountain stores (in the San Francisco bay area) along with our stores proximate to our Tahoe resorts (including Kirkwood) which sales were up a combined $4.6 million which benefited from increased skier visitation and more normal weather conditions as discussed above. Additionally, our retail sales from our Colorado stores were essentially flat for the current period as compared to the same period in the prior year as strong holiday period sales offset lower sales volumes from the Early Season due to poor snowfall and highly unusual warm temperatures in Colorado as discussed above. The increase in rental revenue was driven by stores proximate to our Tahoe resorts (including Kirkwood) and Any Mountain stores (in the San Francisco bay area) which were up a combined $1.7 million.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended January 31, 2013, other revenue increased $4.4 million, or 16.5%, compared to the same period in the prior year, primarily due to incremental internet advertising revenue from Skiinfo of $1.9 million, an increase in marketing revenue, primarily attributable to an increase in strategic alliance marketing revenue, increased employee housing revenue and additional revenue associated with other mountain recreation activity.

Operating expense increased $25.5 million, or 13.0%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012, which includes incremental operating expense from the Acquisitions in total of $12.0 million. Excluding these incremental expenses, operating expense increased $13.5 million, or 6.9%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Labor and labor-related benefits (excluding the Acquisitions) increased $5.6 million, or 7.7%, impacted by normal wage adjustments and an increase in staffing levels to support higher volumes primarily in ski school and on-mountain dining operations. Retail cost of sales increased $5.8 million, or 19.8%, primarily due to an increase in overall retail sales, including a higher mix of on-line sales and sales of hard goods which both produce lower margins. General and administrative expense (excluding the Acquisitions) increased $1.5 million, or 4.7%, primarily due to increased sales and marketing expense due to the timing of marketing campaigns and a shift in allocated corporate expenses to the Mountain segment, partially offset by lower employee medical costs. Other expense (excluding the Acquisitions) increased $0.9 million, or 2.1%, which was driven by higher operating expenses including food and beverage cost of sales and rent expense, partially offset by lower utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2013 compared to the six months ended January 31, 2012

Mountain segment operating results for the six months ended January 31, 2013 and 2012 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2013	2012
Net Mountain revenue:
Lift tickets	$175,658	$153,699	14.3%
Ski school	41,723	37,252	12.0%
Dining	36,199	30,369	19.2%
Retail/rental	110,473	100,814	9.6%
Other	49,600	43,474	14.1%
Total Mountain net revenue	$413,653	$365,608	13.1%
Mountain operating expense:
Labor and labor-related benefits	$117,978	$102,821	14.7%
Retail cost of sales	51,435	44,954	14.4%
Resort related fees	18,385	17,826	3.1%
General and administrative	62,117	57,406	8.2%
Other	78,630	71,037	10.7%
Total Mountain operating expense	$328,545	$294,044	11.7%
Mountain equity investment income, net	533	608	(12.3)%
Mountain Reported EBITDA	$85,641	$72,172	18.7%

Total skier visits	3,220	2,900	11.0%
ETP	$54.55	$53.00	2.9%

Certain Mountain segment operating expenses presented above for the six months ended January 31, 2012 have been reclassified to conform to the current fiscal quarter presentation.

Mountain Reported EBITDA includes $4.9 million and $4.3 million of stock-based compensation expense for the six months ended January 31, 2013 and 2012, respectively.
As our ski resorts opened during our second fiscal quarter, the results of the six months ended January 31, 2013 and 2012 for lift ticket revenue and ski school revenue are the same as the three months ended January 31, 2013 and 2012.

Dining revenue for the six months ended January 31, 2013 compared to the six months ended January 31, 2012, increased $5.8 million, or 19.2%, and was primarily attributable to our Tahoe resorts (including Kirkwood) generating a $4.0 million increase in revenue primarily due to increased skier visitation and higher yields per skier visit. Dining revenue at our Colorado resorts increased $1.1 million driven by an increase in yield per skier visit of 8.6% and improved summer visitation.

Retail/rental revenue increased $9.7 million, or 9.6%, for the six months ended January 31, 2013 compared to the same period in the prior year, which was driven primarily by retail sales which were up $7.2 million, or 9.0%, as well as an increase in rental revenue of $2.4 million, or 12.2%. The increase in retail sales primarily occurred at stores proximate to our Tahoe resorts (including Kirkwood) and Any Mountain stores (in the San Francisco bay area) which were up a combined $4.7 million benefiting from increased skier visitation and more normal weather patterns, an increase of $3.1 million in retail sales generated by our on-line retailer and strong holiday period retail sales at our Colorado resort stores. These increases were partially offset by lower retail sales at our Colorado front range stores which were impacted by lower sales at pre-ski season sales events compared to prior year record sales from our pre-ski season sales events, combined with unseasonably warm weather and low Early Season snowfall. The increase in rental revenue was driven by stores proximate to our Tahoe resorts (including Kirkwood) and Any Mountain stores (in the San Francisco bay area) which were up a combined $1.7 million.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer revenue and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the six months ended January 31, 2013, other revenue increased $6.1 million, or 14.1%, compared to the six months ended January 31, 2012, primarily due to internet advertising revenue from Skiinfo of $2.5 million, higher strategic alliance marketing revenue, an increase in cooperative marketing revenue largely due to timing of marketing campaigns, higher employee housing revenue, an increase in summer activities revenue and increased municipal services revenue (primarily transportation services provided on behalf of certain municipalities).

Operating expense increased $34.5 million, or 11.7%, during the six months ended January 31, 2013 compared to the six months ended January 31, 2012, which includes incremental operating expense from the Acquisitions in total of $15.5 million. Excluding these incremental expenses, operating expense increased $19.0 million, or 6.5%, for the six months ended January 31, 2013 compared to the six months ended January 31, 2012. Labor and labor-related benefits (excluding the Acquisitions) increased $8.3 million, or 8.0%, primarily due to normal wage adjustments, increased staffing levels to support higher volumes primarily in ski school, on-mountain dining operations and summer operations and increased retail labor primarily due to new stores. Retail cost of sales increased $6.5 million, or 14.4%, primarily due an increase in overall retail sales, including a higher mix of on-line sales and sales of hard goods which both produce lower margins. General and administrative expense (excluding the Acquisitions) increased $2.5 million, or 4.4%, primarily due to a higher Mountain segment component of corporate costs, which included increased sales and marketing expenditures, and a shift in allocated corporate expenses to the Mountain segment, partially offset by lower employee medical costs. Other expense (excluding theAcquisitions) increased $2.2 million, or 3.2%, which was driven by higher operating expenses including food and beverage cost of sales, rent expense and supplies expense, partially offset by lower utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended January 31, 2013 compared to the three months ended January 31, 2012
Lodging segment operating results for the three months ended January 31, 2013 and 2012 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2013	2012
Lodging net revenue:
Owned hotel rooms	$8,906	$8,691	2.5%
Managed condominium rooms	14,605	13,594	7.4%
Dining	5,492	5,094	7.8%
Transportation	7,123	7,089	0.5%
Other	7,880	8,324	(5.3)%
	44,006	42,792	2.8%
Payroll cost reimbursements	2,537	5,514	(54.0)%
Total Lodging net revenue	$46,543	$48,306	(3.6)%
Lodging operating expense:
Labor and labor-related benefits	$21,472	$20,839	3.0%
General and administrative	7,236	7,630	(5.2)%
Other	13,558	13,110	3.4%
	42,266	41,579	1.7%
Reimbursed payroll costs	2,537	5,514	(54.0)%
Total Lodging operating expense	$44,803	$47,093	(4.9)%
Lodging Reported EBITDA	$1,740	$1,213	43.4%

Owned hotel statistics:
ADR	$232.85	$223.98	4.0%
RevPar	$124.06	$120.49	3.0%
Managed condominium statistics:
ADR	$416.08	$387.57	7.4%
RevPar	$122.84	$121.65	1.0%
Owned hotel and managed condominium statistics (combined):
ADR	$344.26	$323.41	6.4%
RevPar	$123.16	$121.33	1.5%

Lodging Reported EBITDA includes $0.6 million and $0.4 million of stock-based compensation expense for the three months ended January 31, 2013 and 2012, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended January 31, 2013 increased $1.2 million, or 2.8%, as compared to the three months ended January 31, 2012. Revenue from owned hotel rooms increased $0.2 million, or 2.5%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012, driven by a 4.0% increase in ADR, partially offset by lower overall transient guest visitation due to the Early Season poor snowfall and warm temperatures experienced by our Colorado resorts (as discussed in our Mountain segment). Revenue from managed condominium rooms increased $1.0 million, or 7.4%, driven by the addition of managed condominium rooms at Kirkwood, an increase in transient guest visitation in the Tahoe region, which was favorably impacted by an increase in skier visitation at our Tahoe ski resorts (as discussed in the Mountain segment) and increases in ADR at our Keystone and Breckenridge resort properties.

Dining revenue for the three months ended January 31, 2013 increased $0.4 million, or 7.8%, compared to the three months ended January 31, 2012, primarily due to an increase in group business at our Keystone resort. Other revenue decreased $0.4 million, or 5.3%, compared to the same period in the prior year primarily due to lower revenue from managed hotel properties as a result of the previously announced RockResorts reorganization plan.

Operating expense (excluding reimbursed payroll costs) increased $0.7 million, or 1.7%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Labor and labor-related benefits increased $0.6 million, or 3.0%, primarily due to normal wage increases and an increase in bonus expense, partially offset by lower staffing levels associated with decreased occupancy. General and administrative expense decreased $0.4 million, or 5.2%, primarily due to savings from the RockResorts reorganization plan and lower employee medical costs, partially offset by higher Lodging segment component of corporate costs. Other expense increased $0.4 million, or 3.4%, primarily due to higher variable operating costs including higher food and beverage cost of sales.

Revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs for the three months ended January 31, 2013 compared to the three months ended January 31, 2012 was due to a reduction in the number of managed hotel properties as previously announced under the RockResorts reorganization plan.

Six months ended January 31, 2013 compared to the six months ended January 31, 2012
Lodging segment operating results for the six months ended January 31, 2013 and 2012 are presented by category as follows (in thousands, except ADR and RevPAR”)):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2013	2012
Lodging net revenue:
Owned hotel rooms	$22,600	$20,723	9.1%
Managed condominium rooms	20,419	19,140	6.7%
Dining	16,102	14,651	9.9%
Transportation	8,814	8,791	0.3%
Golf	7,647	7,573	1.0%
Other	17,752	17,773	(0.1)%
	93,334	88,651	5.3%
Payroll cost reimbursements	5,717	13,249	(56.8)%
Total Lodging net revenue	$99,051	$101,900	(2.8)%
Lodging operating expense:
Labor and labor-related benefits	$44,922	$43,408	3.5%
General and administrative	14,261	15,158	(5.9)%
Other	31,709	30,579	3.7%
	90,892	89,145	2.0%
Reimbursed payroll costs	5,717	13,249	(56.8)%
Total Lodging operating expense	$96,609	$102,394	(5.6)%
Lodging Reported EBITDA	$2,442	$(494)	594.3%

Owned hotel statistics:
ADR	$198.83	$202.64	(1.9)%
RevPar	$117.46	$109.56	7.2%
Managed condominium statistics:
ADR	$338.20	$323.70	4.5%
RevPar	$76.58	$75.57	1.3%
Owned hotel and managed condominium statistics (combined):
ADR	$262.07	$259.87	0.8%
RevPar	$89.49	$86.62	3.3%
Lodging Reported EBITDA includes $1.0 million of stock-based compensation expense for both the six months ended January 31, 2013 and 2012.
Total Lodging net revenue (excluding payroll cost reimbursements) for the six months ended January 31, 2013 increased $4.7 million, or 5.3%, as compared to the six months ended January 31, 2012, which increase includes $1.9 million of incremental revenue from Flagg Ranch for the six months ended January 31, 2013 (NPS concessionaire contract was awarded in November 2011). Additionally, Flagg Ranch contributed $0.6 million of incremental EBITDA for the six months ended January 31, 2013. Excluding the impact of Flagg Ranch, total Lodging net revenue (before payroll cost reimbursements) increased $2.8 million, or 3.1%, which is largely attributable to an increase in transient revenue at our Colorado mountain properties from improved summer visitation and an increase in group business, especially at Keystone, an increase in transient guest visitation in the Tahoe region due to increased skier visitation, partially offset by a decline in revenue at GTLC primarily due to adverse conditions from wild fires in the region during the three months ended October 31, 2012.

Revenue from owned hotel rooms increased $1.9 million, or 9.1%, for the six months ended January 31, 2013 compared to the six months ended January 31, 2012, which includes $1.0 million of incremental room revenue from Flagg Ranch for the six months ending January 31, 2013. Owned room revenue was also positively impacted by our Colorado lodging properties, which revenue increased $1.2 million, resulting from improved summer visitation to our Colorado mountain resorts and an increase in group business primarily at our Keystone resort. Partially offsetting the above was a decrease in transient revenue of

$0.3 million from GTLC for the three months ended October 31, 2012 compared to the same period in the prior year due to the adverse conditions caused by wild fires. Revenue from managed condominium rooms increased $1.3 million, or 6.7%, for the six months ended January 31, 2013 compared to the six months ended January 31, 2012, and was primarily attributable to the additional managed condominium units at Kirkwood, an increase in transient guest visitation in the Tahoe region which was favorably impacted by an increase in skier visitation at our Tahoe resorts (as discussed in the Mountain segment), and increases in ADR at our Keystone and Breckenridge resort properties.
Dining revenue for the six months ended January 31, 2013 increased $1.5 million, or 9.9%, as compared to the six months ended January 31, 2012, primarily due to an increase in group business at our Keystone resort resulting in a $0.8 million increase in revenue, and incremental dining revenue from Flagg Ranch. Other revenue was impacted by lower revenue from managed hotel properties as a result of the previously announced prior year RockResorts reorganization plan, offset by an increase in conference services provided to our group business and an increase in retail and ancillary revenue resulting from the addition of Flagg Ranch.
Operating expense (excluding reimbursed payroll costs) increased $1.7 million, or 2.0%, for the six months ended January 31, 2013 compared to the six months ended January 31, 2012. Labor and labor-related benefits increased $1.5 million, or 3.5%, resulting from normal wage adjustments, increased conference services provided to our group business, incremental labor costs associated with Flagg Ranch of $0.4 million and an increase in bonus expense. Other expense increased $1.1 million, or 3.7%, primarily due to the addition of Flagg Ranch, higher variable operating costs including higher food and beverage cost of sales, partially offset by a decrease in reimbursable costs (other than payroll) from managed hotel properties due to the RockResorts reorganization plan. General and administrative expense decreased $0.9 million, or 5.9%, for the six months ended January 31, 2013 compared to the six months ended January 31, 2012, as a result of the RockResorts reorganization plan and lower employee medical costs, partially offset by higher Lodging segment component of allocated corporate costs.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs for the six months ended January 31, 2013 compared to the six months ended January 31, 2012 was due to a reduction in the number of managed hotel properties as previously announced under the RockResorts reorganization plan.

Real Estate Segment

Three months ended January 31, 2013 compared to the three months ended January 31, 2012
Real Estate segment operating results for the three months ended January 31, 2013 and 2012 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2013	2012
Total Real Estate net revenue	$14,167	$9,088	55.9%
Real Estate operating expense:
Cost of sales (including sales commission)	11,801	6,676	76.8%
Other	4,938	5,887	(16.1)%
Total Real Estate operating expense	16,739	12,563	33.2%
Real Estate Reported EBITDA	$(2,572)	$(3,475)	26.0%
Real Estate Reported EBITDA includes $0.4 million and $0.6 million of stock-based compensation expense for the three months ended January 31, 2013 and 2012, respectively.
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2013

Real Estate segment net revenue for the three months ended January 31, 2013 was driven by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($8.9 million of revenue with an average selling price per unit of $2.2 million and a price per square foot of $1,221) and three condominium units at One Ski Hill Place ($3.3 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $964). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $0.7 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended January 31, 2013 included cost of sales of $11.0 million resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (cost per square foot of $1,007) and from the closing of three condominium units at One Ski Hill Place (average cost per square foot of $808). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.8 million were incurred commensurate with revenue recognized. Other operating expense of $4.9 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs to the Mountain and Lodging segments.

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

Six months ended January 31, 2013 compared to the six months ended January 31, 2012
Real Estate segment operating results for the six months ended January 31, 2013 and 2012 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2013	2012
Total Real Estate net revenue	$26,097	$22,197	17.6%
Real Estate operating expense:
Cost of sales (including sales commission)	22,234	18,362	21.1%
Other	10,119	12,048	(16.0)%
Total Real Estate operating expense	32,353	30,410	6.4%
Real Estate Reported EBITDA	$(6,256)	$(8,213)	23.8%
Real Estate Reported EBITDA includes $0.8 million and $1.5 million of stock-based compensation expense for the six months ended January 31, 2013 and 2012, respectively.

Six months ended January 31, 2013

Real Estate segment net revenue for the six months ended January 31, 2013 was driven by the closing of eight condominium units at The Ritz-Carlton Residences, Vail ($20.4 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,189) and three condominium units at One Ski Hill Place ($3.3 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $964). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $0.7 million of rental revenue from placing unsold units into our rental program.

Operating expense for the six months ended January 31, 2013 included cost of sales of $20.7 million resulting from the closing of eight condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $985) and from the closing of three condominium units at One Ski Hill Place (average cost per square foot of $808). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $1.5 million were incurred commensurate with revenue recognized. Other operating expense of $10.1 million (including $0.8 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs to the Mountain and Lodging segments.

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

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2013 increased $0.4 million and $3.1 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures and assets assumed in the Acquisitions.

Income taxes.  The effective tax rate provision/benefit for the three and six months ended January 31, 2013 was 38.0% and 86.8%, respectively, compared to the effective tax rate provision/benefit for the three and six months ended January 31, 2012 of 39.0% and 41.6%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, we recorded a $0.3 million and a $0.4 million income tax benefit in the six months ended January 31, 2013 and 2012, respectively, due primarily to a reversal of income tax contingencies resulting from the expiration of the statute of limitations and other discrete tax items.

In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOLs relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the IRS completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs. We appealed the examiner's disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS's decision disallowing the utilization of the NOLs was inappropriate.  The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. However, at this point, the District Court proceedings have been stayed pending on-going settlement discussions between the parties. We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein we disagree with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings. The trial date for Tax Court proceedings has been continued pending on-going settlement discussions between the parties.

Since the legal proceeding surrounding the utilization of the NOLs have not been fully resolved, including a determination of the amount of refund and the possibility that the District Court's ruling may be appealed by the IRS, there remains considerable uncertainty of what portion, if any, of the NOLs will be realized, and as such, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements. However, the range of potential reversal of other long-term liabilities and accrued interest and penalties that would be recorded as a benefit to our income tax provision is between zero and $27.6 million.

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Mountain Reported EBITDA	$140,843	$120,627	$85,641	$72,172
Lodging Reported EBITDA	1,740	1,213	2,442	(494)
Resort Reported EBITDA	142,583	121,840	88,083	71,678
Real Estate Reported EBITDA	(2,572)	(3,475)	(6,256)	(8,213)
Total Reported EBITDA	140,011	118,365	81,827	63,465
Depreciation and amortization	(33,418)	(33,050)	(65,097)	(61,980)
Loss on disposal of fixed assets, net	(531)	(919)	(533)	(1,033)
Investment income, net	99	310	153	374
Interest expense, net	(8,534)	(8,542)	(16,909)	(16,783)
Income (loss) before (provision) benefit from income taxes	97,627	76,164	(559)	(15,957)
(Provision) benefit from income taxes	(37,098)	(29,743)	485	6,644
Net income (loss)	60,529	46,421	(74)	(9,313)
Net loss (income) attributable to noncontrolling interests	22	(32)	45	(7)
Net income (loss) attributable to Vail Resorts, Inc.	$60,551	$46,389	$(29)	$(9,320)
The following table reconciles Net Debt to long-term debt (in thousands):

	January 31,
	2013	2012
Long-term debt	$489,497	$490,302
Long-term debt due within one year	806	1,058
Total debt	490,303	491,360
Less: cash and cash equivalents	136,579	95,642
Net Debt	$353,724	$395,718
LIQUIDITY AND CAPITAL RESOURCES
Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our ski resorts are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we generated $90.5 million and $25.5 million of cash during the six months ended January 31, 2013 and 2012, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $136.6 million of cash and cash equivalents at January 31, 2013, we have available $332.7 million for borrowing under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $67.3 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Facility, if needed, and proceeds from future real estate closings. We believe the Credit Facility, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.25%.

Six months ended January 31, 2013 compared to the six months ended January 31, 2012
We generated $171.3 million of cash from operating activities during the six months ended January 31, 2013, an increase of $33.9 million compared to $137.4 million of cash generated during the six months ended January 31, 2012. The increase in operating cash flows was primarily a result of the increase in Resort Reported EBITDA for the six months ended January 31, 2013 compared to the six months ended January 31, 2012, and an increase in proceeds from real estate closings that occurred in the six months ended January 31, 2013, which generated $24.0 million in proceeds (net of sales commissions and deposits previously received) compared to $18.7 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the six months ended January 31, 2012. Additionally, we generated $5.5 million of incremental cash flow from operations from increased pass sales and advanced ticket sales.

Cash used in investing activities for the six months ended January 31, 2013 decreased by $20.1 million compared to the six months ended January 31, 2012, due to a $39.3 million decrease in resort capital expenditures during the six months ended January 31, 2013 compared to the six months ended January 31, 2012, partially offset by the acquisitions of Afton Alps and Mount Brighton for a combined $20.0 million (net of cash assumed) during the current fiscal year.

Cash used in financing activities decreased $11.0 million during the six months ended January 31, 2013, compared to the six months ended January 31, 2012, due to the repurchase of common stock for $7.9 million during the six months ended January 31, 2012 and proceeds from the exercise of stock options and tax benefits recognized on the vesting and exercise of stock awards of $5.6 million during the six months ended January 31, 2013 compared to the six months ended January 31, 2012, partially offset by an increase in the payment of cash dividends on common stock of $2.7 million during the six months ended January 31, 2013 compared to the same period in the prior year.

Significant Uses of Cash
Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $130 million to $140 million of resort capital expenditures for calendar year 2013 which includes incremental capital expenditures related to our new summer activities plan, Epic Discovery, Kirkwood and recently acquired Afton Alps and Mount Brighton. Included in these capital expenditures are approximately $47 million to $52 million, which are necessary to maintain the appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar year 2013 include terrain expansion on Peak 6 at Breckenridge that includes the installation of two new chairlifts; a new on-mountain restaurant at Beaver Creek that more than doubles the existing restaurant's seating capacity; a new six-person chairlift at Vail; investment in energy efficient snowmaking equipment and technology; the final phase of renovations at the DoubleTree by Hilton in Breckenridge, an owned lodging property; among other projects. Also included in our calendar year 2013 plan is approximately $25 million of resort capital expenditures for the first phase of our new summer activities plans, Epic Discovery, at six of our resorts; and approximately $19 million of improvements at Afton Alps and Mount Brighton. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.
Principal payments on the vast majority of our long-term debt ($487.9 million of the total $490.3 million debt outstanding as of January 31, 2013) are not due until fiscal 2019 and beyond. As of January 31, 2013 and 2012, total long-term debt (including long-term debt due within one year) was $490.3 million and $491.4 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $395.7 million as of January 31, 2012 to $353.7 million as of January 31, 2013, as a result of an increase in our cash and cash equivalents at January 31, 2013, compared to the prior year.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of January 31, 2013. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the six months ended January 31, 2013 we did not repurchase any shares of common stock. Since inception of this stock repurchase program through January 31, 2013, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of January 31, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration, and on March 5, 2012 approved a 25% increase to our annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. During the six months ended January 31, 2013, the Company paid a cash dividend of $0.3750 per share ($13.5 million in the aggregate). Additionally, on March 4, 2013, our Board of Directors approved an approximate 10% increase to our annual cash dividend on our common stock commencing with the cash dividend payable on April 9, 2013 to stockholders of record as of March 25, 2013. The annual cash dividend is expected to be $0.83 per share (or $29.8 million annually based upon shares outstanding as of January 31, 2013), subject to quarterly declaration. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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
We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2013. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2013. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2013, we had $52.6 million of variable rate indebtedness, representing approximately 11.0% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2013 of 0.2% and 0.3%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2013, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Internal Revenue Service Litigation
On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOLs carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS disallowed refunds associated with those NOL carry forwards and we disagreed with the IRS action disallowing the utilization of the NOLs. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. However, at this point, the District Court proceedings have been continued pending on-going settlement discussions between the parties.

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

3.3	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011)(File No. 001-09614).

4.1	Supplemental Indenture, dated November 29, 2012, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	22

4.2	Supplemental Indenture, dated January 24, 2013, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	29

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	36

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	37

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	38

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of January 31, 2013 (unaudited), July 31, 2012, and January 31, 2012 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2013 and January 31, 2012; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2013 and January 31, 2012; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2013 and January 31, 2012; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2013		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)